Form 10-Q
period 2004-06-30
NEW YORK MORTGAGE TRUST INC
filed 2004-08-17
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

OR

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File Number 001-32216

NEW YORK MORTGAGE TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-0934168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Avenue of the Americas, New York, New York 10019
(Address of principal executive office) (Zip Code)

(212) 634-9400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [ ] No [X]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding on August 13, 2004 was 18,162,125.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

Quarter Ended June 30, 2004

Part I	Financial Information
Item 1.	Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
General
Overview of Performance
Summary of Operations and Key Performance Measurements
Known Material Trends and Commentary
Description of Business
Significance of Estimates and Critical Accounting Policies
Forward Looking Financial Statement Effects
New Accounting Policies
Risk Management
Financial Highlights for the Second Quarter of 2004
Results of Operations and Financial Condition
Off-Balance Sheet Arrangements
Liquidity and Capital Resources
Inflation
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Credit Spread Exposure
Fair Values
Item 4.	Controls and Procedures
Part II	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I: FINANCIAL INFORMATION

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and equivalents	$116,048,638	$4,357,069
Restricted cash	100,434	217,330
Marketable securities	-	3,278,753
Due from loan purchasers	101,069,701	58,862,433
Loans held for sale	50,684,361	36,258,229
Prepaid and other assets	7,515,954	5,075,937
Property and equipment, net	2,271,395	2,031,697

TOTAL ASSETS	$277,690,483	$110,081,448

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Financing arrangements	$144,558,947	$90,425,133
Due to loan purchasers	927,640	753,720
Accounts payable and accrued expenses	9,236,762	4,277,241
Subordinated notes due to members	-	14,706,902
Other liabilities	986,016	392,077

Total liabilities	155,709,365	110,555,073

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS'/MEMBERS' EQUITY (DEFICIT):
Common shares, $0.01 par value, 400,000,000 shares authorized;
18,162,125 and 17,797,375 shares issued and outstanding, respectively, at June 30, 2004	180,621	-
Additional paid-in capital	123,236,740	-
Members' deficit	-	(1,338,625)
Accumulated deficit	(1,665,475)	-
Accumulated other comprehensive income	229,232	865,000

Total shareholders'/members' equity (deficit)	121,981,118	(473,625)
TOTAL LIABILITIES AND SHAREHOLDERS'/MEMBERS' EQUITY	$277,690,483	$110,081,448

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)
	For the Six Months Ended June 30,		For the Three Months EndedJune 30,
	2004	2003	2004	2003
REVENUE:
Gain on sales of mortgage loans	$10,451,171	$11,547,911	$6,945,080	$6,790,049
Interest income	3,146,847	3,521,997	1,885,779	2,090,999
Brokered loan fees	2,960,473	2,866,647	777,695	1,580,880
Miscellaneous income	45,977	29,464	30,208	(4,727)

Total revenue	16,604,468	17,966,019	9,638,762	10,457,201

EXPENSES:
Salaries, commissions and benefits	6,890,838	3,854,662	4,171,660	2,133,344
Interest expense	1,814,640	1,458,952	1,206,029	807,448
Brokered loan expenses	2,119,522	2,022,607	835,303	1,159,493
Occupancy and equipment	1,537,517	728,144	875,987	398,937
Marketing and promotion	1,296,391	424,341	812,105	220,283
Data processing and communications	621,236	293,272	453,193	159,431
Office supplies and expenses	647,240	382,219	429,369	224,365
Professional fees	653,754	414,866	400,666	180,364
Travel and entertainment	305,275	322,622	116,927	143,678
Depreciation and amortization	205,906	135,506	102,953	67,753
Income and other taxes	174,332	158,020	48,657	153,412
Other	528,739	79,029	494,339	45,354

Total expenses	16,795,390	10,274,240	9,947,188	5,693,862

NET (LOSS) INCOME FROM OPERATIONS	(190,922)	7,691,779	(308,426)	4,763,339
Loss on sale of securities	175,682	-	175,682	-

NET (LOSS) INCOME	$(366,604)	$7,691,779	$(484,108)	$4,763,339

Basic and diluted loss per share	$(0.02)	$-	$(0.03)	$-

Weighted average shares outstanding-basic and diluted	17,797,375	-	17,797,375	-

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	Six Months Ended June 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(366,604)	$7,691,779
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	205,906	135,506
Loss on sale of securities	175,682	-
Origination of mortgage loans held for sale	(619,969,756)	(796,710,533)
Proceeds from sales of mortgage loans	605,774,982	774,289,616
Vesting of restricted shares-compensation expense	1,326,375	-
Change in value of free standing derivatives	220,521	(213,519)
(Increase) decrease in operating assets:
Restricted cash	116,896	(4,566)
Due from loan purchasers	(42,207,268)	(43,830,224)
Due from affiliate	153,171	-
Prepaid expenses and other assets	(1,147,648)	(1,265,119)
Increase (decrease) in operating liabilities:
Due to loan purchasers	173,920	(281)
Accounts payable and accrued expenses	4,959,521	927,298
Other	152,832	(122,319)

Net cash used in operating activities	(50,431,470)	(59,102,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	-	(835,193)
Sale of securities	2,320,414	-
Purchases of property and equipment	(445,604)	(483,741)

Net cash provided by (used in) investing activities	1,874,810	(1,318,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	123,116,740	-
Increase in financing arrangements, net	54,133,815	62,453,303
Payments on subordinated notes due to members	(13,706,902)	-
Cash distributions to members	(3,295,424)	(1,791,475)

Net cash provided by financing activities	160,248,229	60,661,828

NET INCREASE IN CASH	111,691,569	240,532
CASH AND CASH EQUIVALENTS - Beginning of period	4,357,069	2,746,477

CASH AND CASH EQUIVALENTS - End of period	$116,048,638	$2,987,009

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$1,635,826	$1,369,700

NON CASH FINANCING ACTIVITIES
Reduction of subordinated notes due to members	$1,000,000	$-
Grant of restricted stock	$3,709,125	$-

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 (Unaudited)

1. Summary of Significant Accounting Policies

   Organization - New York Mortgage Trust, Inc. ("NYMT" and the "Company") is a fully integrated, self-advised residential mortgage finance company formed as a Maryland Corporation in September 2003. The Company earns net interest income from purchased residential mortgage-backed securities and adjustable-rate mortgage loans and securities originated through its wholly owned subsidiary, The New York Mortgage Company, LLC ("NYMC"). The Company will also earn net interest income from its investment in and planned securitization of self-originated mortgage loans that meet the Company's investment criteria. The Company also originates and sells to third parties fixed rate mortgages and mortgages that do not meet its investment criteria for retention in its portfolio. Licensed or exempt from licensing in 37 states and through a network of 30 loan origination offices, NYMC originates all types of mortgage loans, with a primary focus on prime, residential mortgage loans.

   On January 9, 2004, the Company capitalized New York Mortgage Funding, LLC ("NYMF") as a wholly owned subsidiary of the Company. In June 2004, the Company sold 15 million shares of its common stock in an initial public offering ("IPO") at a price to the public of $9.00 per share, for net proceeds of approximately $122 million after deducting the underwriters' discount and other offering expenses. Concurrent with the Company's IPO, the Company issued 2,750,000 shares of common stock in exchange for the contribution to the Company of 100% of the equity interests of NYMC. Subsequent to the IPO and the contribution of NYMC, the Company has 18,162,125 shares issued and 17,797,375 shares outstanding. Prior to the IPO, NYMT did not have recurring business operations.

   The Company is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As such, the Company will generally not be subject to federal income tax on that portion of its income that is distributed to shareholders if it distributes at least 90% of its REIT taxable income to its shareholders by the due date of its federal income tax return and complies with various other requirements.

   As of June 30, 2004, NYMC had $16.5 million in equity and NYMF had $275,000 in equity.

   As used herein, references to the "Company," "NYMT," "we," "our" and "us" refer to New York Mortgage Trust, Inc. collectively with its subsidiaries.

   Basis of Presentation - The combination of the Company and NYMC is accounted for as a transfer of assets between entities under common control. Accordingly, the Company has recorded assets and liabilities transferred from NYMC at their carrying amounts in the accounts of NYMC at the date of transfer. The consolidated financial statements include the accounts of the Company subsequent to the IPO and also include the accounts of NYMC and NYMF prior to such date.

   Of the 2,750,000 shares exchanged for the equity interests of NYMC, 100,000 of these shares will be held in escrow through December 31, 2004 and will be available to satisfy any indemnification claims the Company may have for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO.

   The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. However, given the seasonal nature of our business, the operating results for the interim periods may not be indicative of the results for the full year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's registration statement on Form S-11 (File No. 333-111668), which was declared effective by the Securities and Exchange Commission on June 23, 2004.

   Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.

   Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. Restricted cash represents amounts held in escrow on behalf of borrowers.

   Marketable Securities - Marketable securities included debt and equity securities and investment grade mortgage-backed securities classified as available for sale. Marketable securities are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on marketable securities occurring from sales of such investments are determined using the specific identification method.

   Loans Held for Sale -Loans held for sale represent originated mortgage loans held for sale to third party investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis.

   Property and Equipment - Property and equipment has lives ranging from three to seven years, and is stated at cost less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense in the financial statements.

  Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments, designed to manage market risk associated with its mortgage banking and its mortgage-backed securities investment activities.

   All derivative financial instruments are reported as either assets or liabilities in the balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in other comprehensive income ("OCI") and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

   In accordance with a Staff Accounting Bulletin 105 ("SAB 105") issued by the Securities and Exchange Commission on March 9, 2004, beginning in the second quarter of 2004, the fair value of IRLCs should exclude future cash flows related to servicing rights, if such rights are retained upon the sale of originated mortgage loans, (See Note 10).

   Risk Management - Derivative transactions are entered into by the Company solely for risk management purposes. The decision of whether or not an economic risk within a given transaction (or portion thereof) should be hedged for risk management purposes is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income, asset valuation and restrictions imposed by the Internal Revenue Code among others. In determining whether to hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken to hedge certain market risks are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Under SFAS No. 133, the Company is required to formally document its hedging strategy before it may elect to implement hedge accounting for qualifying derivatives. This documentation was completed in the third quarter of 2003. Accordingly, all qualifying derivatives entered into after July 1, 2003 are intended to qualify as fair value, or cash flow hedges, or free standing derivatives intended to act as economic hedges under FAS 133. To this end, terms of the hedges are matched closely to the terms of hedged items with the intention of minimizing ineffectiveness. Prior to July 1, 2003, all derivatives entered into by the Company were treated as free-standing derivatives, with changes in fair value charged to interest expense.

   In the normal course of its mortgage loan origination business, the Company enters into contractual interest rate lock commitments to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by the Company's origination, credit and underwriting practices. Interest rate risk arises if interest rates move between the time of the lock-in of the rate by the borrower and the sale of the loan. Under SFAS No. 133, the interest rate locks are considered undesignated or free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. Mark to market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by the interest rate differential between the contracted loan rate and the currently available market rates as of the reporting date. Beginning in the second quarter of 2004, the fair value of IRLCs are valued in accordance with SAB 105.

   To mitigate the effect of the interest rate risk inherent in providing IRLCs from the lock-in date to the funding date of a loan, the Company generally enters into forward sale loan contracts ("FSLC"). Because the FSLCs are committed prior to loan funding and thus there is no owned asset to hedge, the FSLCs in place prior to the funding of a loan are undesignated derivatives under FAS 133 and are marked to market through current earnings.

   Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties to those major banks, investment bankers and private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

   The Company uses other derivative instruments, including treasury, agency or mortgage-backed securities/notes forward sale contracts which are also classified as free-standing, undesignated derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

   Once a loan has been funded, the Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of rate lock) to hedge most of its loans held for sale. Provided that the FSLCs were entered into after July 1, 2003, and have been designated as qualifying hedges for the funded loans and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loan being hedged, the forward delivery contracts effectively fix the forward sales price and thereby offset interest rate and price risk to the Company. Accordingly, the Company evaluates this relationship quarterly and classifies and accounts for the FSLCs as fair value hedges.

   Interest Rate Risk - The Company may hedge the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowing, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate).

   In order to reduce such risks, the Company may enter into swap agreements whereby the Company would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. The Company may also enter into cap agreements whereby, in exchange for a fee, the Company would be reimbursed for interest paid in excess of a certain capped rate.

   To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including:

    The items to be hedged expose the Company to interest rate risk;

    The interest rate swaps or caps are expected to be and continue to be highly effective in reducing the Company's exposure to interest rate risk.

   Correlation and effectiveness are periodically assessed at least quarterly based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

   For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

   With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps, will be recognized currently in income.

   Derivative financial instruments contain credit risk to the extent that the issuing counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by using multiple counterparties and limiting its counterparties to major financial institutions with investment grade credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is constantly monitored. Management does not expect any material losses as a result of default by other parties.

   Termination of Hedging Relationships - The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item.

   Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded in earnings.

   Gain on Sale of Loans - The Company recognizes gain on sale of loans for the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

   Loan Origination Fees and Direct Origination Cost - The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation and benefits and commission costs have been reduced due to incremental direct loan origination costs, by approximately $9,472,159 and $7,498,491 for the six-month periods ended June 30, 2004 and 2003, respectively.

   Brokered Loan Fees and Expenses - The Company records commissions associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

Loan Commitment Fees - Fees received for guaranteeing the funding of mortgage loans to borrowers at pre-set conditions are deferred and recognized at the earlier of the date at which the commitment expires or the loan is sold.

   Interest Recognition - The Company accrues interest income as it is earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding lines of credit at a rate based on a spread to LIBOR.

   Employee Benefits Plans - The Company sponsors a defined contribution plan (the "Plan") for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company's contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company's total contributions to the Plan were $79,063 and $64,392 for the six months ended June 30, 2004 and 2003, respectively.

   Marketing and Promotion - The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.

   Income Taxes - We operate so as to qualify as a REIT under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of the Company's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

   NYMC is a taxable REIT subsidiary and is therefore subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2004, deferred tax assets and liabilities are immaterial.

   Prior to the IPO, the Company was not a taxpaying entity for Federal or state income tax purposes, and accordingly, no provision is made for income taxes.

   Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

2. Loans Held For Sale

   Mortgage loans held for sale consist of the following as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Mortgage loans principal amount	$50,156,412	$36,168,003
Deferred origination costs/(fees) - net	244,468	1,304
Hedging basis adjustments	283,481	88,922

Loans held for sale	$50,684,361	$36,258,229

3. Property and Equipment - Net

   Property and equipment consist of the following as of June 30, 2004 and December 31, 2003:

June 30, 2004	December 31, 2003

Office and computer equipment	$1,697,165	$1,433,700
Furniture and fixtures	867,121	721,966
Leasehold improvements	826,709	789,725

Total premises and equipment	3,390,995	2,945,391
Less: accumulated depreciation and amortization	(1,119,600)	(913,694)

Property and equipment - net	$2,271,395	$2,031,697

4. Derivative Assets and Liabilities

   The following table summarizes derivative assets and liabilities as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003

Derivative Assets:
Forward loan sale contracts - loans held for sale (included in other assets)	$363,604,	$-
Interest rate lock commitments (included in other assets)	-	227,513

Total derivative assets	$363,604,	$227,513

Derivative Liabilities:
Forward loan sale contracts - loan commitments	$(29,034)	$(133,682)
Interest rate lock commitments - loans held for sale	(257,257)	-
Forward loan sale contracts - loans held for sale	-	(6,579)
Forward loan sale contracts - TBA securities	(416,327)	(121,250)

Total derivative liabilities	$(702,618)	$(261,511)

   Derivative liabilities of $283,481 and $88,922 are included in the balance sheets in loans held for sale as of June 30, 2004 and December 31, 2003, respectively. The remaining liabilities related to derivatives are included in other liabilities.

5. Financing Arrangements

   Financing arrangements consist of the following as of June 30, 2004, and December 31, 2003:

	June 30, 2004	December 31, 2003
$100 million master repurchase agreement with Greenwich Capital Financial Products, Inc. initially expiring August 31, 2004 bearing interest at one-month LIBOR plus spreads from 1.125% to 2.000% depending on collateral (2.53% at June 30, 2004). Principal repayments are required 90 days from the funding date(a)	$82,217,339	$72,461,446
$100 million revolving line of credit initially expiring January 8, 2005 bearing interest at daily LIBOR plus 0.90% (2.03% at June 30, 2004). Principal repayments are required 90 days from the funding date(a)	25,978,122	-
$50 million revolving line of credit which expires on June 29, 2005 bearing interest at one-month LIBOR plus 1.25% (2.364% at March 31, 2004)	36,363,486	14,966,814
$15 million revolving line of credit (terminated and syndicated into $50 million revolving line above) bearing interest at the lesser of LIBOR plus 1.5% or the prime rate	-	2,996,873

	$144,558,947	$90,425,133

__________

(a) The credit facility requires the Company to transfer specific collateral to the lender under repurchase agreements; however, due to the rate of turnover of the collateral by the Company, the counterparty has not taken title to or recorded their interest in any of the collateral transferred. Interest is paid to the counterparty based on the amount of outstanding borrowings based on the terms provided.

   The lines of credit are secured by all of the mortgage loans of the Company. The lines contain various covenants pertaining to maintenance of net worth and working capital.

6. Commitments and Contingencies

   Loans Sold to Investors - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which are subsequently unable to be sold through its long-term contractual investor channels. Historically the repurchase percentage has been less than 0.02% of loans sold. Such loans are then repackaged and sold to non-traditional investors.

   Loans Funding and Delivery Commitments - At June 30, 2004 and at December 31, 2003 the Company had commitments to fund loans with agreed-upon rates totaling $215,729,994 and $71,375,732, respectively. The Company hedges the interest rate risk of such commitments and the recorded loans held for sale balances primarily with FSLCs, which totaled $134,986,507 and $54,522,057 at June 30, 2004 and December 31, 2003, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contracts investor programs. The Company does not anticipate any material losses from such sales.

   Net Worth Requirements - NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, Freddie Mac, HUD and other investors. At December 31, 2003, the highest minimum net worth requirement applicable to the Company was $250,000. As of December 31, 2003, the Company had an equity deficit of $473,625. Certain parties provided waivers to their minimum net worth requirements as they considered the distribution the Company made to its members in the form of subordinate promissory notes of $14,706,902 as a form of equity. Subsequent to December 31, 2003, NYMT recapitalized NYMC with cash contributions of equity of approximately $16.5 million. As of June 30, 2004 NYMC is in compliance with all minimum net worth requirements.

   Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's financial statements.

7. Related Party Transactions

   Upon completion of the Company's IPO and acquisition of NYMC, Steven B. Schnall and Joseph V. Fierro, the predecessor owners of NYMC, were entitled to a distribution of NYMC's retained earnings, not to exceed $4,500,000 through the close of the Company's IPO on June 29, 2004. As a result, a distribution of $2,409,322 ($409,323 of retained earnings as of March 31, 2004 plus an estimate of $2,000,000 for NYMC's earnings through June 29, 2004) was made to the predecessor owners upon the close of the IPO. The subsequent earnings and elimination of distributions and unrealized gains and losses attributable to NYMC for the period prior to June 29, 2004 equated to a distribution overpayment of $1,309,448 which is included in "prepaid and other assets" on the Company's balance sheet as of June 30, 2004. Immediately upon the finalization of the overpayment calculation in July 2004, Messrs. Schnall and Fierro reimbursed the Company for the over-distribution.

   Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC, which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion Abstract, LLC for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion's services. When NYMC's borrowers elect to utilize Centurion's services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion Abstract received $278,924 in fees and other amounts from NYMC borrowers for the six months ended June 30, 2004.

   Steven B. Schnall owns 4.25% of Restaurant.com, and has no active participation. Two employees from Restaurant.com currently rent space from NYMC and pay rent on a month to month basis. For the six months ended June 30, 2004, the Company has collected $10,500 in rental income.

8. Concentrations of Credit Risk

   The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At June 30, 2004 and December 31, 2003 and 2002, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within loans held for sale as follows:

	June 30, 2004	2003
New York	54.6%	82.8%
New Jersey	23.7%	2.5%
Florida	6.2%	5.7%
Connecticut	5.3%	0.7%

9. Fair Value of Financial Instruments

   Fair value estimates are made as of a specific point in time based on estimates using market quotes, present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience, and other factors.

   Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be necessarily substantiated by comparison to independent markets and, in many cases, could not be necessarily realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company's fair values should not be compared to those of other companies.

   All forward delivery commitments and option contracts to buy securities are to be contractually settled within six months of the balance sheet date.

   Fair value estimates are based on existing financial instruments and do not attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

   The fair value of certain assets and liabilities approximate cost due to their short-term nature, terms of repayment or interest rate associated with the asset or liability. Such assets or liabilities include cash and cash equivalents, unsettled mortgage loan sales, and financing arrangements.

   The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

   a. Mortgage Loans Held for Sale - Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

   b. Interest Rate Lock Commitments - The fair value of IRLCs are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

   c. Commitments to Deliver Mortgages - The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company's existing positions.

   The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value.

June 30, 2004

	Notional Amount	Carrying Amount	Estimated Fair Value

Assets:
Mortgage loans held for sale	$ 50,156,412	$ 50,684,361	$ 50,775,942
Commitments and contingencies:
Interest rate lock commitments	215,729,994	(257,257)	(257,257)
Forward loan sales commitments	134,986,507	(81,757)	(81,757)

		December 31, 2003

	Notional Amount	Carrying Amount	Estimated Fair Value

Assets:
Mortgage loans held for sale	$ 36,168,003	$ 36,258,229	$ 38,020,465
Commitments and contingencies:
Interest rate lock commitments	71,375,732	227,513	227,513
Forward loan sales commitments	54,522,057	(261,511)	(261,511)

10. Recently Issued Accounting Standards

   New Accounting Pronouncements - On March 9, 2004, the SEC issued SAB 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities". In SAB 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The Company sells its loans "servicing released" and values its IRLCs based strictly on the interest rate differential between the contractual interest rate for the loan and current market rates. The application of SAB 105 did not have a material impact on the Company's financial statements for the three months ended June 30, 2004.

11. Capital Stock and Earnings per Share

   The Company had 400,000,000 shares of par value $0.01 common stock authorized with 18,162,125 shares issued and 17,797,375 outstanding as of June 29, 2004 as a result of the Company's IPO and subsequent combination with NYMC. Of the 400,000,000 shares of par value $0.01 common stock authorized, 794,250 shares are reserved for issuance as restricted stock awards to employees, officers and directors. As of June 30, 2004, 382,125 shares remain reserved for issuance.

   The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the three and six month periods ended June 30, 2004, weighted average shares outstanding assume that the shares outstanding upon the Company's IPO are outstanding for the full three and six month periods ending June 30, 2004. Earnings per share for periods prior to the IPO are not presented as they are not representative of the Company's current capital structure.

   The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated (in thousands, except net earnings per share):

	For the Six Months Ended June 30,			For the Three Months Ended June 30,

	2004		2003	2004		2003
Numerator:
Net (loss) income	$(366,604)		$7,691,779	$(484,108)		$(4,763,339)

Denominator:
Weighted average number of common shares outstanding - basic	17,797		N/A	17,797		N/A

Net effect of unvested restricted stock	-		N/A	-		N/A
Net effect of stock options[1]	-		N/A	-		N/A
Weighted average number of common shares outstanding - dilutive	17,797			17,797		N/A
Net (loss) per share - basic and diluted	$(0.02)	$	N/A	$(0.03)	$	N/A

1 The Company has not granted any of the 706,000 stock options available for issuance under the Company's 2004 stock incentive plan.

12. Stock Incentive Plan

   Pursuant to the 2004 Stock Incentive Plan (the "Plan"), eligible employees, officers and directors are offered the opportunity to acquire the Company's common shares through the grant of options and the award of restricted stock under the Plan. The maximum number of options that may be issued is 706,000 shares and the maximum number of restricted stock awards that may be granted under the Plan is 794,250. The Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board ("Compensation Committee") but not to be less than the fair market value on the date the option is granted. Options are not exercisable after more than ten years after the grant date. As of June 30, 2004, no stock options have been granted pursuant to the Plan.

   As of June 30, 2004, the Company has awarded 412,125 shares of restricted stock under the Plan. During the quarter ended June 30, 2004, the Company recognized compensation expense of $1.3 million on 147,375 restricted shares relating to the vested portion of restricted stock grants. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

13. Subsequent Events

   Since the completion of the Company's IPO, acquisition of NYMC and subsequent to the quarter ended June 30, 2004, the Company began to utilize the proceeds of the IPO to invest, on a leverage basis, in residential mortgage-backed securities guaranteed by a government sponsored agency ("agency securities") or having an investment grade rating. As of August 12, 2004, the Company has purchased securities totaling $1.0 billion at a weighted average coupon of 4.2% and a weighted average purchase price of 101.02. Approximately 68% of these securities are agency securities and 32% are "AAA"-rated securities. The securities purchased are predominately backed by 3/1 hybrid adjustable rate mortgages.

   The Company financed its purchase of residential mortgage-backed securities with reverse repurchase agreements. As of August 5, 2004, the Company had reverse repurchase agreements outstanding totaling $792.0 million with seven different counterparties. The Company has available to it $4.1 billion in commitments to provide financings through such arrangements with 20 different counterparties.

   In order to mitigate interest rate risk, the Company has entered into interest rate swap agreements totaling $535.0 million with a weighted average term of 1.75 years as of August 5, 2004. The Company has available to it $3.0 billion in swap line commitments from ten different counterparties. The Company has also entered into interest rate cap agreements totaling $250.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains certain forward-looking statements. Forward looking statements are those which are not historical in nature. They can often be identified by their inclusion of words such as "will," "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Certain statements regarding the following particularly are forward-looking in nature:

●	our business strategy;
●	future performance, developments, market forecasts or projected dividends;
●	projected acquisitions or joint ventures; and
●	projected capital expenditures.

   It is important to note that the description of our business in general and our investment in mortgage loans and mortgage-backed securities holdings in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur and other characteristics of our assets and liabilities are subject to reevaluation and change without notice

   Our forward-looking statements are based upon our management's beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

●	our limited operating history with respect to our portfolio strategy;
●	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;
●	impacts of a change in demand for mortgage loans on our net income and cash available for distribution;
●	our ability to originate prime and high-quality adjustable-rate and hybrid mortgage loans for our portfolio;
●	risks associated with the use of leverage;
●	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;
●	changes in interest rates and mortgage prepayment rates;
●	effects of interest rate caps on our adjustable-rate mortgage-backed securities;
●	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
●	potential impacts of our leveraging policies on our net income and cash available for distribution;
●	our board's ability to change our operating policies and strategies without notice to you or stockholder approval;
●

the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and "Quantitative and Qualitative Disclosures about Market Risk."

   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

   This Quarterly Report on Form 10-Q contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.

General

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The discussion and analysis is derived from the consolidated operating results of New York Mortgage Trust, Inc. (the "Company," "we," "us," and "our").

   We are a fully integrated, self-advised residential mortgage finance company, formed to initiate a residential mortgage securitization business through our acquisition of NYMC, a residential mortgage banking company, concurrently with our IPO. NYMC, our wholly-owned taxable REIT subsidiary, originates mortgage loans of all types, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. Historically, NYMC has sold all of the loans it originates to third parties, and has also brokered loans to other mortgage lenders prior to funding. NYMC, which originates residential mortgage loans through a network of 30 offices, is presently licensed or authorized to do business in 37 states. On June 29, 2004, we completed our acquisition of NYMC and closed our IPO. We intend to elect to be taxed as a REIT for federal income tax purposes.

   Since the completion of our IPO and acquisition of NYMC, our primary business focus is to build a leveraged portfolio of residential mortgage loans comprised largely of prime adjustable-rate mortgage loans that we originate and that meet our investment objectives and portfolio requirements, including adjustable-rate loans that have an initial fixed-rate period, which we refer to as hybrid mortgage loans. While we originate and build our portfolio of adjustable-rate and hybrid mortgage loans, we intend to use a substantial portion of the net proceeds from our IPO to purchase, on a leveraged basis, residential mortgage-backed securities guaranteed by a government sponsored entity or having an investment grade rating. As of August 12, 2004, we have invested in $1.0 billion of residential mortgage-backed securities financed with $792.0 million in reverse repurchase financing facilities. Over time, we expect that these securities will be replaced by adjustable-rate and hybrid mortgage loans that we originate, although we may continue to purchase securities from third parties. We believe that our ability to originate mortgage loans as the basis for our portfolio will enable us to build a portfolio that generates a higher return than the returns realized by mortgage investors that do not have their own origination capabilities, because the cost to originate and retain such mortgage loans for securitization is generally less than the premiums paid to purchase similar assets from third parties.

   Generally, we intend to continue to sell the fixed-rate loans that we originate to third parties, and to retain in our portfolio and finance a majority of the adjustable-rate and hybrid mortgage loans that we originate. Our portfolio loans will be held at the REIT level or by a qualified REIT subsidiary. Any adjustable-rate and hybrid mortgage loans we originate that do not meet our investment criteria or portfolio requirements will be sold to third parties. We rely on our own underwriting criteria with respect to the mortgage loans we retain and will continue to rely on the underwriting criteria of the institutions to which we sell our loans with respect to the loans we sell.

   Once we have built a large enough portfolio comprised mainly of retained mortgage loans, we intend to securitize such loans. We anticipate that the securitization transactions through which we finance the adjustable-rate and hybrid mortgage loans that we retain will be structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans will remain on our consolidated balance sheet as assets with the securitization debt recorded as a liability.

   Our Company earns net interest income from purchased residential mortgage-backed securities and adjustable-rate mortgage loans and securities originated through its wholly owned subsidiary, NYMC. We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with origination, financing, managing, securitizing and reserving for these investments.

   On June 29, 2004, we closed our initial public offering, selling 15.0 million shares of our common stock at a price to the public of $9.00 per share and raising net proceeds of approximately $122.0 million after deducting the underwriters' discount and other offering expenses. We are in the process of purchasing for inclusion in our portfolio, on a leveraged basis, approximately $1.1 billion of residential mortgage-backed securities that are guaranteed by a government sponsored entity or rated investment grade. At June 30, 2004, we had yet to commence the investment in mortgage-backed securities described above. The remainder of the proceeds was used to repay promissory notes owed by NYMC to its prior owners and will be used for general corporate and working capital purposes, including possible future acquisitions.

   Our business is affected by a variety of economic and industry factors which management considers. The most significant risk factors management considers while managing the business and which could have a materially adverse effect on the financial condition and results of operations are:

  a decline in the market value of our assets due to rising interest rates;

  increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

  a decrease in the demand for mortgage loans due to a period of rising interest rates may adversely affect our earnings;

  our ability to originate prime adjustable-rate and hybrid mortgage loans for our portfolio;

  the overall leverage of our portfolio and the ability to obtain financing to leverage our equity;

  the potential for increased borrowing costs and its impact on net income;

  our ability or inability to use derivatives to mitigate our interest rate and prepayment risks;

  a prolonged economic slow down, a lengthy or severe recession or declining real estate values could harm our operations;

  if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

  if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

  compliance with REIT requirements might cause us to forego otherwise attractive opportunities.

Overview of Performance

   During the first six months of 2004, we reported a net loss of approximately $367,000, or $0.02 per diluted share, as compared to net income of $7.7 million for the same period of 2003. Our revenues were driven largely from loan originations during the period. For the three and six months ended June 30, 2004, we originated $514.0 million and $797.4 million in residential mortgage loans, respectively, as compared to $412.9 million and $774.3 million for the same periods of 2003. The increase in our loan origination levels for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 resulted from the addition of sales personnel and branch offices primarily in new and underserved markets. Total employees increased to 509 at June 30, 2004 from 253 at June 30, 2003. Included in the total number of employees, the number of loan officers dedicated to originating loans increased to 202 at June 30, 2004 from 106 at June 30, 2003. Origination branches increased to 30 at June 30, 2004 from 17 at June 30, 2003. The increase in offices and personnel relative to the same period of the prior year primarily occurred in the period March through June 2004.

Summary of Operations and Key Performance Measurements

   For the six months ended June 30, 2004 and 2003, our net income was highly dependent upon our mortgage lending operations and originations, which include the mortgage loan sales ("mortgage banking") and mortgage brokering activities on residential mortgages sold or brokered to third parties. Our mortgage banking activities generate sizable revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest revenue from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers.

   A breakdown of our loan originations for the six months ended June 30, 2004 follows:

Description	Number of Loans		Aggregate Principal Balance	Percentage of Total Principal	Weighted Average Interest Rate		Average Loan Size

Purchase mortgages	1,742	$	$ 442,545,907	55.5%	5.49%	$	$ 254,045
Refinancings	1,700		354,873,073	44.5%	5.52%		208,749
Total	3,442	$	$ 797,418,980	100.0%	5.50%	$	$ 231,673

Adjustable rate or hybrid	1,268	$	$ 402,947,170	50.5%	4.81%		$ 317,782
Fixed rate	2,174		394,471,810	49.5%	6.21%		181,450
Total	3,442	$	$ 797,418,980	100.0%	5.50%	$	$ 231,673

Bankered	2,997		619,969,756	77.7%	5.69%	$	$ 206,863
Brokered	445		177,449,224	22.3%	4.83%		398,762
Total	3,442		$$797,418,980	100.0%	5.50%	$	$ 231,673

The key performance measures for our origination activities are:

●	dollar volume of mortgage loans originated;
●	relative cost of the loans originated;
●	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and
●	return on our mortgage asset investments and the related management of interest rate risk.

   Management's discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Known Material Trends and Commentary

   The U.S. residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from approximately $3.2 trillion at the end of 1993 to approximately $7.3 trillion as of December 31, 2003, according to The Bond Market Association and the Federal Reserve. The residential mortgage loan market is the largest consumer finance market in the United States. According to the 1-to-4 Family Mortgage Originations, 1990-2002: Total, Refi Share, and ARM Share, Annual, 1990 to 2002, Report of the Mortgage Bankers Association ("MBAA"), lenders in the United States originated more than $2.85 trillion in one to four family mortgage loans in 2002, while the June 11, 2004 Mortgage Finance Forecast of the MBAA estimated that lenders originated approximately $3.81 trillion in 2003. In the June forecast, the MBAA projects mortgage loan volumes will fall to $2.43 trillion in 2004 and $1.74 trillion in 2005, respectively, primarily attributable to an expected continued decline in the volume of refinancing of existing loans relative to 2003:

Total U.S. 1-to-4 Family Mortgage Originations (Dollars in billions)	2003	2004 Forecast	Forecasted Percentage Change
Purchase mortgages	$1,280	$1,383	8.0%
Refinancings	2,530	1,044	-58.7%
Total	$3,810	$2,427	-36.3%

Source: June 11, 2004 Mortgage Finance Forecast of the MBAA

   The following table summarizes the Company's loan origination volume and characteristics for the three and six months ended June 30, 2004 relative to our prior year historical origination production and expected industry trends for total U.S. 1-to-4 family mortgage originations as forecast in the June 11, 2004 Mortgage Finance Forecast of the MBAA. For the six months ended June 30, 2004, our total loan originations increased over the comparable period for 2003. This increase is in contrast to the June 11, 2004 Mortgage Finance Forecast of the MBAA which estimates an industry decline for the period of 19.0% for total originations:

Our Total Mortgage Originations

	Total Mortgage Originations ($million)		Percentage Change from Prior Year
	2003	2004	NYMC Actual	MBAA Industry Forecast
1st Quarter	$ 361.4	$ 283.5	-21.6%	-21.7%
2nd Quarter	412.9	514.0	24.5%	-16.8%
1st Half	$ 774.3	$ 797.5	3.0%	-19.0%

3rd Quarter	486.3
4th Quarter	339.8
Full Year	$1,600.4			-36.3%

   With regard to purchase mortgage originations, statistics from the MBAA indicate that the volume of purchase mortgages year after year steadily increase throughout various economic and interest rate cycles. While management is unable to predict borrowing habits, historical trends indicate that the purchase mortgage market is relatively stable and growing. For the six months ended June 30, 2004, our purchase mortgage originations have increased by $60.4 million or 15.8% over the comparable period for the prior year. This increase exceeds the 8.0% increase forecasted by the June 11, 2004 Mortgage Finance Forecast of the MBAA for total U.S. 1-to-4 family purchase mortgage originations for the full year 2004.

Our Total Purchase Mortgage Originations

	Total Purchase Mortgage Originations ($million)		Percentage Change
	2003	2004	from Prior Year
1st Quarter	$ 208.5	$ 169.3	-18.8%
2nd Quarter	173.7	273.3	57.3%
1st Half	$ 382.2	$ 442.6	15.8%

3rd Quarter	218.2
4th Quarter	203.2
Full Year	$ 803.6

   For the six months ended June 30, 2004, our originations of mortgage refinancings have decreased by $37.2 million or 9.5% versus the comparable period for the prior year. This 9.5% decline in our origination of mortgage refinancings is less severe than the 58.7% decline for total U.S. 1-to-4 family refinance mortgage originations for the full year 2004 estimated in the June 11, 2004 Mortgage Finance Forecast of the MBAA.

Our Total Refinance Mortgage Originations

	Total Refinance Mortgage Originations ($million)		Percentage Change
	2003	2004	from Prior Year
1st Quarter	$ 152.9	$ 114.2	-25.3%
2nd Quarter	239.2	240.7	0.6%
1st Half	$ 392.1	$ 354.9	-9.5%

3rd Quarter	268.1
4th Quarter	136.6
Full Year	$ 796.8

   For the six months ended June 30, 2004, NYMC's purchase loan originations represented 55.5% of NYMC's total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 49.1% for one-to-four family mortgage loans as estimated in the June 11, 2004 Mortgage Finance Forecast of the MBAA. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the expected industry-wide decline in origination volume. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe this strategy enables us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.

   We depend on the capital markets to finance the mortgage loans we originate. In the short-term, we finance our mortgage loans using "warehouse" lines of credit and "aggregation" lines provided by commercial and investment banks. As we execute our business plan of securitizing self-originated mortgage loans, we will issue bonds from our loan securitizations and will own such bonds although we may sell the bonds to large, institutional investors at some point in the future. These bonds and some of our mortgage loans may be financed with reverse repurchase agreements with well capitalized commercial and investment banks. Commercial and investment banks have provided significant liquidity to finance our operations through these various financing facilities. While management cannot predict the future liquidity environment, we are currently unaware of any material reason to prevent continued liquidity support in the capital markets for our business. See "Liquidity and Capital Resources" below for further discussion of liquidity risks and resources available to us.

   Within the past year, the mortgage REIT industry has seen a significant increase in the desire for raising capital in the public markets. Additionally, there have been several new entrants, including ourselves, to the mortgage REIT business and other mortgage lender conversions (or proposed conversions) to REIT status. While many of these entrants focus on sub-prime and nonconforming mortgage lending, there are also entrants which will compete with our focus on the high-quality and prime mortgage marketplace. This increased activity may impact the pricing and underwriting guidelines within the high-quality and prime marketplace. We have not changed our guidelines or pricing in response to this activity nor do we have any plans to make such changes.

   State and local governing bodies are focused on the mortgage lending business and the fees borrowers incur in obtaining a mortgage loan - generally termed "predatory lending" within the mortgage industry. In several instances, states or local governing bodies have imposed strict laws on lenders to curb such practices. To date, these laws have had an insignificant impact on our business. We have capped fee structures consistent with those adopted by federal mortgage agencies and have implemented rigid processes to ensure that our lending practices are not predatory in nature.

Description of Businesses

Mortgage Lending

   Our mortgage lending operations are significant to our financial results as they produce the loans that ultimately will collateralize the mortgage securities that we will hold in our portfolio. We primarily originate prime, first lien residential mortgage loans and, to a lesser extent second mortgage loans, home equity lines of credit, and bridge loans. We originate all types of mortgage loan products including adjustable-rate mortgages ("ARM") which may have an initial fixed rate period, and fixed-rate mortgages. Since the completion of our IPO, we have begun to retain and aggregate our self-originated, high-quality, shorter-term ARM loans and pool them into mortgage securities. The fixed rate loans we originate and any ARM loans not meeting our investment criteria continue to be sold to third parties. For the six months ended June 30, 2004 and 2003, we originated $620.0 million and $609.9 million in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $10.5 million and $11.5 million for the six months ended June 30, 2004 and 2003, respectively.

   We also broker loans to third party mortgage lenders for which we receive a broker fee. For the six months ended June 30, 2004 and 2003, we originated $177.4 million and $164.3 million in brokered loans, respectively. We recognized net brokering income totaling $841,000 and $844,000 during the six months ended June 30, 2004 and 2003, respectively.

   Our wholly-owned subsidiary, NYMC, originates all of the mortgage loans we retain, sell or broker. On mortgages to be sold, we underwrite, process and fund the mortgages originated by NYMC.

   A significant risk to our mortgage lending operations is liquidity risk - the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain committed lending facilities with large banking and investment institutions to reduce this risk. On a short-term basis, we finance mortgage loans using warehouse lines of credit and repurchase agreements. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in "Liquidity and Capital Resources" below.

Mortgage Portfolio Management

   Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the preceding section. Beginning in July 2004, we began to implement our business plan of investing in high quality mortgage loan securities. Although such activity did not generate earnings during the six months ended June 30, 2004, the mortgage portfolio will generate a substantial portion of our earnings in the future. As of August 12, 2004, we have invested in $1.0 billion of residential mortgage-backed securities. In managing our investment in a mortgage portfolio, we will:

●	initially invest in mortgage-backed securities originated by others;
●	invest in assets generated primarily from our self-origination of high-quality, single-family, residential mortgage loans;
●	operate as a long-term portfolio investor;
●	finance the portfolio by issuing mortgage-backed bonds and entering into reverse repurchase agreements; and
●	generate earnings from the return on our mortgage securities and spread income from the mortgage loan portfolio.

   A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARMs, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from six months to five years. Our funding costs are generally not constant or fixed. As a result, we use derivative instruments to mitigate the risk of our cost of funding increasing or decreasing at a faster rate than the interest on the loans (both those on the balance sheet and those that serve as collateral for mortgage securities).

Significance of Estimates and Critical Accounting Policies

   We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, ("GAAP"), many of which require the use of estimates, judgments and assumptions that affect reported amounts. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. Changes in the estimates and assumptions could have a material effect on these financial statements. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

   Loans Held for Sale. Loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgage loans are carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis, less an estimate of the costs to close the loan, less the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

   Transfers of Assets. A transfer of mortgage loans or mortgage securities in which we surrender control over the financial assets is accounted for as a sale. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests, if any, based on their relative fair value at the date of transfer. To determine fair value, we estimate fair value based on the present value of future expected cash flows using management's best estimate of the key assumptions, including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. When we retain control over transferred mortgage loans or mortgage securities (such as under a repurchase agreement), the transaction is accounted for as a secured borrowing.

   The following is a description of the methods we have historically used to transfer assets, including the related accounting treatment under each method.

  Whole Loan Sales. Whole loan sales represent loans sold on a servicing released basis wherein the servicing rights with respect to the loans are transferred to the purchaser concurrently with the sale of the loan. Gains and losses on whole loan sales are recognized in the period the sale occurs and we have determined that the criteria for sale treatment has been achieved primarily by the surrender of control over the assets transferred. We generally have an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make one of the first three payments. Additionally, we are also generally required to repay all or a portion of the premium we receive on the sale of whole loans in the event that the loan prepays in its entirety within a period of one year after origination.

  Loans and Securities Sold Under Repurchase Agreements. Repurchase agreements represent legal sales of loans or mortgage securities and an agreement to repurchase the loans or mortgage securities at a later date. Repurchase agreements are accounted for as secured borrowings because the company has not surrendered control of the transferred assets.

Forward Looking Financial Statement Effects

   Beginning with the completion of our acquisition of NYMC and closing of our IPO on June 29, 2004, we commenced a change in the way we conduct business. We will continue to originate all types of residential mortgage loans and will continue to sell or broker such production to third parties. However, we will also begin to retain selected self-originated, shorter-term, high quality ARM loan production in our investment portfolio for subsequent securitization. We will also invest in investment-grade, shorter-term ARM securities. As a result, we believe it is important to describe the differences that an investor would expect to see in our future financial statements.

   Mortgage Loans Held for Investment. We will retain in our portfolio substantially all of the adjustable-rate mortgage loans that we originate and that meet our investment criteria and portfolio requirements. We will service loans that we originate and retain in our portfolio through a subservicer. Servicing is the function primarily consisting of collecting monthly payments from mortgage borrowers, and disbursing those funds to the appropriate loan investors.

   We may also include in our portfolio loans acquired in bulk pools from other originators and securities dealers. Mortgage loans held for investment are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and amortized over the life of the loan as an adjustment to yield using the level yield method. This amortization includes the effect of projected prepayments.

Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management's opinion, the interest is not collectible in the normal course of business, but in no case beyond when payment on a loan becomes 90 days delinquent. Interest collected on loans is recognized as income upon receipt.

   When we hold loans for investment, we will record an allowance for probable loan losses. Our portfolio mortgage loans held for investment will be collectively evaluated for impairment as the loans will be homogeneous in nature. We will maintain an allowance for credit losses inherent in the portfolio balance sheet. The allowance will be based upon the assessment of management of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required and the potential for imprecision.

   We will separate interest income and expense into two components: "Interest income - loans held for sale" and "Interest income - loans held for investment." Similarly, we will separate interest expense into two components: "Interest expense - loans held for sale" and "Interest expense - loans held for investment." We intend to continue to sell all of our fixed-rate loans and record them as "Mortgage loans held for sale" which will also include any adjustable-rate loans which we intend to sell. We will show adjustable-rate loans that we retain in our portfolio as "Loans held for investment." We will record borrowings on loans held for sale as "financing arrangements, loans held for sale." We will record the mortgage-backed securities we intend to issue to finance our portfolio loans and the warehouse financing of our portfolio loans prior to securitization as "beneficial interests and other borrowings, loans held for investment."

New Accounting Policies

   As we implement our business plan of investing in mortgage loans and mortgage-backed securities, we expect to apply the following critical accounting policies, in addition to those discussed above. The first of these policies - accounting for transfers and servicing of financial assets - relates to our proposed financing strategy utilizing on-balance sheet securitizations. The second relates to our management of interest rate risk on a leveraged portfolio of mortgage loans and securities. The third relates to recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets:

   Accounting for Transfers and Servicing of Financial Assets. We may regularly securitize mortgage loans by transferring mortgage loans to independent trusts which issue securities to investors. These securities are collateralized by the mortgage loans transferred into these independent trusts. We will generally retain interests in all or some of the securities issued by the trusts. Certain of the securitization agreements may require us to repurchase loans that are found to have legal deficiencies, subsequent to the date of transfer. The accounting treatment for transfers of assets upon securitization depends on whether or not we have surrendered control over the transferred assets. We will service, through a subservicer, loans that we originate and retain in our portfolio.

  As we begin to generate and retain a portfolio of loans for securitization, we will comply with the provisions of Financial Accounting Standards Board Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or FAS 140, related to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. We anticipate that our securitizations will be treated as secured financings under FAS 140. Our strategy of retaining on our balance sheet certain mortgage loans held for investment and included in our securitization pools will reduce the number of loans NYMC sells and, therefore, our total gains on sales of mortgage loans for financial accounting purposes will be lower than NYMC has historically recognized.

   Managing Interest Rate Risk. We may hedge the aggregate risk of interest rate fluctuations with respect to our borrowing index. We generally intend to hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

   In order to reduce these risks, we may enter into interest rate swap agreements whereby we would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. We may also enter into interest rate cap agreements whereby, in exchange for a fee, we would be reimbursed for interest paid in excess of a certain capped rate.

   To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including:

(1) that the items to be hedged expose us to interest rate risk, and

(2) that the interest rate swaps or caps are highly effective in reducing our exposure to interest rate risk.

   Correlation and effectiveness of the interest rate swaps and caps are periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

   For derivative instruments that are designated and qualify as a cash flow hedge (meaning hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, will be recognized in current earnings during the period of change.

   With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, these swaps and caps will be recorded to current income.

   Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We expect to minimize this risk by using multiple counterparties and limiting our counterparties to major financial institutions with good credit ratings. In addition, we plan to regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties.

   Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. As previously described herein, we plan to regularly securitize our mortgage loans and retain beneficial interests created. In addition, we may purchase such beneficial interests from third parties. For certain of our purchased and retained beneficial interests in securitized financial assets we will follow the guidance in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows generated from the securitized asset's underlying collateral from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we will calculate revised yields based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yields are then applied prospectively to recognize interest income.

   Additionally, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than- temporary impairment is deemed to have occurred. Accordingly, the security is written down to the fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established. After taking into account the effect of the impairment charge, income is recognized under EITF 99-20, as applicable, using the market yield for the security used in establishing the write-down.

Risk Management

   Derivative Financial Instruments. We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," or FAS 133. To this end, terms of the hedges are matched closely to the terms of hedged items.

   We have also developed risk management programs and processes designed to manage market risk associated with normal mortgage banking and mortgage-backed securities investment activities.

   In the normal course of our mortgage loan origination business, we enter into contractual interest rate lock commitments, or IRLCs, to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by our origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. The IRLCs are considered undesignated or free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. Mark to market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs to originate the loan. Beginning in the second quarter of 2004, the fair value of IRLCs are valued in accordance with SAB 105 which requires the exclusion of servicing rights cash flows prior to mortgage loans sold with servicing retained. The company currently sells all of its mortgage loans servicing released.

   To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, we generally enter into forward sale loan contracts, or FSLCs. Since the FSLCs are committed prior to mortgage loan funding and thus there is no owned asset to hedge, the FSLCs in place prior to the funding of a loan are undesignated derivatives under FAS 133 and are marked to market with changes in fair value recorded to current earnings.

   We use other derivative instruments, including treasury, agency or mortgage-backed securities and notes forward sale contracts, which are also classified as free-standing, undesignated derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

   Once a loan has been funded, our risk management objective for our mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value of its mortgage loans. Our strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of the IRLC) to hedge most of our loans held for sale. Provided that the FSLCs have been designated as qualifying hedges for the funded loans and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loans being hedged, the forward delivery contracts effectively fix the forward sales price and thereby offset interest rate and price risk to us. We evaluate this relationship quarterly and classify and account for FSLCs which are deemed effective as fair value hedges.

   Termination of Hedging Relationships. We employ a number of risk management monitoring procedures that are designed to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, we may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, we continue to carry the derivative instruments on our balance sheet at fair value with changes in their value recorded to current earnings.

Financial Highlights for the Three Months Ended June 30, 2004

●	IPO of 15.0 million shares at $9.00 per share raising approximate net proceeds of $122 million;
●	Total assets increased to $277.7 million as of June 30, 2004 from $110.1 million as of December 31, 2003;
●	Record volume of quarterly mortgage originations of $514 million for the three months ended June 30, 2004.

Results of Operations and Financial Condition

   Our results of operations during a given period typically reflect the total volume of loans originated and closed by us during that period. The volume of closed loan originations generated by us in any period is impacted by a variety of factors. These factors include:

  The demand for new mortgage loans. Reduced demand for mortgage loans causes closed loan origination volume to decline. Demand for new mortgage loans is directly impacted by current interest rate trends and other economic conditions. Rising interest rates tend to reduce demand for new mortgage loans, particularly demand for loan refinancings, and falling interest rates tend to increase demand for new mortgage loans, particularly loan refinancings.

  Loan refinancing and home purchase trends. As discussed above, the volume of loan refinancings tends to increase following declines in interest rates and to decrease when interest rates rise. The volume of home purchases is also affected by interest rates, although to a lesser extent than refinancing volume. Home purchase trends are also affected by other economic changes such as inflation, improvements in the stock market, lower unemployment rates and other similar factors.

  Seasonality. Historically, according to the MBAA, loan originations during late November, December, January and February of each year are typically lower than during other months in the year due, in part, to inclement weather, fewer business days (due to holidays and the short month of February), and the fact that home buyers tend to purchase homes during the warmer months of the year. As a result, loan volumes tend to be lower in the first and fourth quarters of a year than in the second and third quarters.

  Occasional spikes in volume resulting from isolated events. Mortgage lenders may experience spikes in loan origination volume from time to time due to non-recurring events or transactions. For example, we were able to complete an unusually large and non-recurring mass closing of 347 condominium unit mortgage loans for which we negotiated a bulk end-loan commitment for condominium buyers in the Ruppert Homes Project in the first quarter of 2003. This one time event increased our closed loan origination volume during the first quarter of 2003 by over 30%.

   The mortgage banking industry witnessed record levels of closed loan originations beginning in mid-2002 and continuing throughout 2003, due primarily to the availability of historically low interest rates during that period. These historically low interest rates caused existing home owners to refinance their mortgages at record levels and induced many first-time home buyers to purchase homes and many existing home owners to purchase new homes. We, like most industry participants, enjoyed a record increase in our volume of closed loan originations during that period. During the first quarter of 2004, the Federal Reserve Bank of the United States signaled that moderate increases in interest rates were likely to occur during and after the second quarter of 2004 and followed up with its first increase in interest rates in four years with a 0.25% increase at the end of the second quarter. This caused many existing and would be home owners that had not yet refinanced their mortgages or purchased homes to refinance their mortgages or purchase homes in order to take advantage of the favorable available interest rates.

   The June 11, 2004 Mortgage Finance Forecast of the MBAA indicated that closed loan originations in the industry for 2003 totaled $3.8 trillion. The MBAA also forecast in this same report that closed loan originations in 2004 will total approximately $2.4 trillion and closed loan originations in 2005 will total approximately $1.7 trillion. This forecast predicts that purchase originations are expected to grow while refinancings are expected to decrease during 2004. Although our origination volumes to date have continued to trend upward, these projected declines in the overall volume of closed loan originations may have a negative affect on our loan origination volume and net income. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the expected industry-wide decline in origination volume.

   The volume and cost of our loan production is critical to our financial results. The loans we produce generate gains as they are sold or securitized and will serve as collateral for our mortgage securities. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for 2004 and 2003.

		Aggregate
		Principal	Average
	Number	Balance	Principal	Weighted Average
	of Loans	($in millions)	Balance	LTV[1]	FICO
2004:
Second Quarter[2]
ARM	810	$257.5	317,846	70	721
Fixed-rate	1,561	256.5	164,325	78	697
Total	2,371	$514.0	216,772	74	709

Purchase mortgages	1,092	$273.3	250,221	76	724
Refinancings	1,279	240.7	188,215	72	692
Total	2,371	$514.0	216,772	74	709

First Quarter[2]
ARM	458	$145.5	317,667	70	703
Fixed-rate	613	138.0	225,057	71	704
Total	1,071	$283.5	264,661	71	703

Purchase mortgages	650	$169.3	260,469	75	711
Refinancings	421	114.2	271,132	64	692
Total	1,071	$283.5	264,661	71	703

2003:
Fourth Quarter
ARM	502	$181.1	360,691	69	708
Fixed-rate	705	158.7	225,127	70	707
Total	1,207	$339.8	281,509	70	707

Purchase mortgages	749	$203.2	271,209	75	712
Refinancings	458	136.6	298,353	61	699
Total	1,207	$339.8	281,509	70	707

Third Quarter
ARM	585	$224.1	383,018	68	714
Fixed-rate	1,062	262.2	246,880	67	707
Total	1,647	$486.3	295,235	67	711

Purchase mortgages	772	$218.2	282,537	75	717
Refinancings	875	268.1	306,439	60	706
Total	1,647	$486.3	295,235	67	711

Second Quarter
ARM	452	$158.1	349,624	66	691
Fixed-rate	1,051	254.8	242,478	67	713
Total	1,503	$412.9	274,700	67	705

Purchase mortgages	647	$173.7	268,487	74	691
Refinancings	856	239.2	279,397	61	715
Total	1,503	$412.9	274,700	67	705

First Quarter
ARM	399	$144.1	361,230	70	719
Fixed-rate	948	217.3	229,203	71	707
Total	1,347	$361.4	268,311	70	712

Purchase mortgages	845	$208.5	246,756	78	722
Refinancings	502	152.9	304,590	60	699
Total	1,347	$361.4	268,311	70	712

1 Loan-to-value calculations are on first lien mortgage loans only.

2 Beginning near the end of the first quarter of 2003, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties.

   Cash

   We had unrestricted cash and cash equivalents of $116.0 million at June 30, 2004 versus $4.4 million at December 31, 2003. This increase results from our receipt of the net proceeds from our IPO on June 29, 2004.

Loans Held for Sale

   Loans we have originated, but have not yet sold or securitized, are classified as "held-for-sale". We had loans held for sale of $50.7 million at June 30, 2004. Loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors and are carried at the lower of cost or market value. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans - held-for-sale and short-term borrowings between June 30, 2004 and December 31, 2003 are dependent on loans we have originated during the period as well as loans we have sold outright.

   Due from Loan Purchasers

   We had amounts due from loan purchasers totaling $101.1 million as of June 30, 2004. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end.

   Prepaid and Other Assets

   Prepaid and other assets totaled $7.5 million as of June 30, 2004. Other assets consist primarily of loans held for investment of $4.4 million, amounts due from borrowers of $1.0 million and a receivable from the predecessor owners of NYMC for $1.3 million which represented an over-distribution of the estimated retained earnings of NYMC as of our IPO date and which was repaid on August 3, 2004 upon final quantification of NYMC's earnings as of the closing of our IPO.

   Liabilities

   We have debt outstanding on our financing facilities of $144.6 million as of June 30, 2004 which finance our mortgage loans held for sale. The current weighted average borrowing rate on these financing facilities is 1.85%. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans - held-for-sale and short-term borrowings between June 30, 2004 and December 31, 2003 are dependent on loans we have originated during the period as well as loans we have sold outright.

   Stockholders' Equity

   Stockholders' equity at June 30, 2004 was $122.0 million and included $2.4 million of unrealized deferred compensation on the issuance of restricted stock and $229,232 of unrealized gain on cash flow hedges presented as accumulated other comprehensive loss.

Comparison of the Six and Three Months Ended June 30, 2004 to the Six and Three Months Ended June 30, 2003.

Net Income

   For the six and three months ended June 30, 2004, we had a net loss of approximately $367,000 and $484,000, respectively, compared with net income of $7.7 million and $4.8 million for the respective periods of 2003.

   Our primary sources of revenue are gain on sale of mortgage loans, fees from borrowers, fees earned on brokered loans and interest earned on mortgage loans held for sale during the interim period of funding a loan to a borrower and the ultimate sale of the loan to a third party. For the six months ended June 30, 2004, total revenues decreased approximately 7.8% to $16.6 million from $18.0 million for the same period in 2003. Although loan originations for the six month period ended June 30, 2004 increased to $797.4 million from $774.3 million for the same period of 2003, the closing of a non-recurring mass closing of 347 condominium mortgage loans for the Ruppert Homes Project in the first quarter of 2003 favorably skewed the results of our gain on sale revenue in the first half of 2003 relative to the first half of 2004. In addition, some of the new branches we assumed from SIB Mortgage Corp., or SIB, in mid-March of 2004 do not charge closing costs on FHA mortgages, further reducing fee revenue we typically would earn on had these loans been other than FHA mortgage loans. As a result, for the three month period ended June 30, 2004, total revenues decreased approximately 8.6% to $9.6 million from $10.5 million for the same period in 2003, while total loan originations for the three months ended June 30, 2004 increased 24.5% to $514.0 million from $412.9 million for the same period in 2003.

      For the six months ended June 30, 2004, total expenses increased approximately 65% to $17.0 million from $10.3 million for the same period in 2003. Overall general and administrative expenses were higher for the first half of 2004, relative to the first half of 2003, primarily from increased occupancy costs associated with NYMC's relocation to a new corporate headquarters, increased personnel costs associated with an expansion of NYMC's information technology, accounting, operations and marketing departments in connection with its initial public offering, increased personnel, occupancy and promotional expenses relating to an assignment and assumption agreement with SIB with regard to eight loan origination branches and our hiring of an additional 134 employees in March 2004 - for which we incurred expenses with little offsetting revenues due to lag time in closing the new originations associated with the assumption of the SIB branches. For the three months ended June 30, 2004, total expenses increased approximately 77.2% to $10.1 million from $5.7 million for the same period in 2003. Higher expenses were incurred for the three month period ended June 30, 2004 relative to the same period for the prior year as a result of a non-cash charge of $1.3 million in compensation expense for the vested portion of restricted shares issued in connection with our IPO, increased data processing and software costs for new systems and analytical software for the mortgage securities business as well as higher general and administrative expenses for the increased staffing and addition of new branch offices.

   Our closed loan originations for the six months ended June 30, 2004 totaled 3,442 loans, a 20.8% increase over the 2,850 loans that NYMC closed during the comparable period of 2003. However, as measured by principal balance, total closed loan originations for the six months ended June 30, 2004 increased approximately 3.0% to $797.4 million from $774.3 million during the same period for 2003, reflecting a decrease in the average balance of loans originated to approximately $231,700 in 2004 from $271,700 during the same period of 2003. Our closed loan originations in the three months ended June 30, 2004 totaled 2,371 loans, a 57.8% increase over the 1,503 loans that NYMC closed during the three months ended June 30, 2003. However, as measured by principal balance, total closed loan originations for the three months ended June 30, 2004 increased approximately 24.5% to $514.0 million from $412.9 million during the same period of 2003, reflecting a decrease in the average balance of loans originated to approximately $216,800 in 2004 from $274,700 during the same period of 2003. The increase in loan originations during the three and six month periods ended June 30, 2004 is due to increased loan origination personnel and branch offices as compared to the same period of 2003. This decrease in average loan balance is attributable primarily to the low average loan balance originated by one of the assumed SIB branches which does a relatively high volume of low balance FHA streamline refinance loans.

   We do not expect to benefit from historically low interest rates in 2004. We expect to mitigate the predicted declines in loan origination volume across the industry during the remainder of 2004 and throughout 2005 by increasing the percentage of market share we capture. We plan to accomplish this increase in market share by increasing our loan origination staff, as we did recently when we hired 134 new employees in connection with our assumption of eight branch offices from SIB at the end of the first quarter of 2004 as described above. We cannot assure you, however, that an increase in the number of loan origination officers we have will successfully mitigate the decline in loan origination volume that is expected to occur as a result of reduced demand for new loans throughout the industry.

Revenues

   Gain on Sales of Mortgage Loans. During the six and three months ended June 30, 2004, we had gains on sales of mortgage loans of $10.5 million and $6.9 million, respectively, compared to $11.5 million and $6.8 million for the same periods of 2003. The 8.7% decrease in the gains on sales of mortgage loans for the six months ended June 30, 2004 as compared to the same period of 2003 is attributed in part to higher margins on loans originated for the Ruppert Homes Project in 2003 (as a result of a predictable closing date and a mass closing, we were able to sell these loans primarily in "mandatory" or bulk sales which provides for a higher premium relative to "best effort" or flow sales) and lower fee revenue from an increase in FHA mortgage loan production for which we incur closing costs rather than the borrower (since our assumption of the SIB branches in March 2004, approximately 15% of our total loan originations per month are FHA loans).

   The number of mortgage loans sold during the six months ended June 30, 2004 increased 24.3% to 2,997 loans from 2,411 mortgage loans sold during the comparable period in 2003. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans sold, increased approximately 1.7% to $620.0 million for the six months ended June 30, 2004 from $609.9 million for the comparable period in 2003. The number of mortgage loans sold during the three months ended June 30, 2004 increased 71.3% to 2,152 loans from 1,256 mortgage loans sold during the comparable period in 2003. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans sold, increased approximately 31.7% to $420.6 million for the three months ended June 30, 2004 from $319.3 million for the comparable period in 2003. The increase in mortgage loans sold during the three and six month periods ended June 30, 2004 is due to increased loan origination personnel and branch offices as compared to the same period of 2003.

   Interest Income. During the six and three months ended June 30, 2004, we had interest income of $3.1 million and $1.9 million, respectively, compared with interest income of $3.5 million and $2.1 million for the same periods of 2003. This decrease was due to a declining average yield due to lower prevailing interest rates in 2004 relative to 2003. For the six months ended June 30, 2004, the average interest rate for mortgage loans sold fell approximately 9 basis points to 5.69% from 5.78% for the comparable period in 2003, while the average interest rate for mortgage loans sold remained relatively static at approximately 5.65% for the three months ended June 30, 2004 versus the same period of 2003.

   Revenue from Brokered Loans. During the six and three months ended June 30, 2004, we had revenues from brokered loans of $3.0 million and $778,000, respectively, compared to $2.9 million and $1.6 million for the same periods in 2003. The number of brokered loans decreased approximately 11.3% to 219 loans for the six months ended June 30, 2004 from 247 loans for the comparable period in 2003. The aggregate principal balance of such brokered loans slightly decreased by approximately 0.1% to $93.4 million for the six months ended June 30, 2004 from $93.5 million for the comparable period in 2003.

Expenses

   Salaries, Commissions and Benefits. Salaries, commissions and associated payroll costs increased approximately 76.9% to $6.9 million for the six months ended June 30, 2004 from $3.9 million for the comparable period in 2003. The increase was primarily due to an increase of 256 new employees to 509 employees at the end of June 30, 2004 from 253 employees at the end of June 30, 2003. New employees include loan officers, support staff (information technology, marketing, processing, underwriting and closing employees) and additional corporate management hired in connection with the company's evolution to a public REIT. In addition, for the three months ended June 30, 2004, we recognized approximately $1.3 million in non-cash compensation expense related to the vested portion of restricted stock granted to our executive officers in conjunction with our IPO.

   Cost of Brokered Loans. During the six and three months ended June 30, 2004, we had costs of brokered loans of $2.1 million and $835,000, respectively, as compared to $2.0 million and $1.2 million for the same periods of 2003, an increase of 5.0% and a decrease of 30.4% for the respective periods. These costs correlate to higher brokered loan origination volume and revenues earned from brokered loans.

   Interest Expense. During the six and three months ended June 30, 2004, we had interest expense of $1.8 million and $1.2 million, respectively, compared with interest expense of $1.5 million and $807,000 for the same periods of 2003, an increase of 20.0% and 48.7% for the respective periods. This increase was due to slightly increased originations of loans held for sale offset by slightly lower prevailing interest rates during the periods. The average monthly outstanding balance of financing facilities for the six months ended June 30, 2004 was $128.7 million at an average interest rate of 1.85% as compared to an average monthly outstanding balance of $114.7 million at an average rate of 1.89% for the comparable period in 2003. Our financing facilities are indexed at LIBOR. The lower average rate in 2004 is due to lower spread negotiated on new and renewed facilities during the year and two new $100 million facilities which have a substantially lower spread over the index than those facilities in place at June 30, 2003.

   Occupancy and Equipment Expense. During the six and three months ended June 30, 2004, we had occupancy and equipment expense of $1.5 million and $876,000, respectively, compared to $728,000 and $399,000 for the same periods of 2003, an increase of 106.0% and 119.5% for the respective periods. The increase reflects the expansion of new origination offices to 30 as of June 30, 2004 from 17 as of June 30, 2003 and the significant expansion and relocation of NYMC's principal offices in New York City in July 2003 and the recent relocation and expansion of our Astoria, Queens office in June 2004.

   Marketing and Promotion Expense. During the six and three months ended June 30, 2004, we had marketing and promotion expense of $1.3 million and $812,000, respectively, compared to $424,000 and $220,000 for the same periods of 2003, an increase of 206.6% and 269.1% for the respective periods. This increase was primarily due to increased marketing and promotion expenses incurred to promote newly-opened loan origination offices and related newly-hired loan origination personnel. In addition, in conjunction with our assumption of the SIB branches, we undertook a significant direct mail campaign to market our loan products.

   Data Processing and Communication Expense. During the six and three months ended June 30, 2004, we had data processing and communication expense of $621,000 and $453,000, respectively, compared to $293,000 and $159,000 for the same periods of 2003, an increase of 111.9% and 184.9% for the respective periods. This increase was primarily due to increased personnel and expenses related to the opening of new origination offices. In addition, since the period ended June 30, 2003, NYMC entered into leases for its new principal office phone system and high speed office printers. During the second quarter of 2004, we incurred additional costs related to analytical and market research software and systems in order to accommodate our mortgage securities business and to upgrade our current loan accounting software.

   Office Supplies and Expense. During the six and three months ended June 30, 2004, we had data office supplies and expense of $647,000 and $429,000, respectively, compared to $382,000 and $224,000 for the same periods of 2003, an increase of 69.4% and 91.5% for the respective periods. This increase was primarily a result of the increase in personnel and new origination offices, as well as the supplies needed to accommodate the bulk hiring of 134 new employees formerly with SIB as well as other incremental employees hired during the second quarter of 2004.

   Professional Fees Expense. During the six and three months ended June 30, 2004, we had professional fees expense of $654,000 and $401,000, respectively, compared to $415,000 and $180,000 for the same periods of 2003, an increase of 57.6% and 122.8% for the respective periods. This increase was primarily due to increases in dues, licenses and permits in states where NYMC has a new presence and the use of regulatory counsel to assist in the structuring and licensing of our various affiliates in certain states in conjunction with our IPO.

   Travel and Entertainment Expense. During the six and three months ended June 30, 2004, we had travel and entertainment expense of $305,000 and $117,000, respectively, compared to $323,000 and $144,000 for the same periods of 2003, a decrease of 5.6% and 18.8% for the respective periods. The decrease was primarily due to new expense guidelines and less travel for conventions and other activities.

   Depreciation and Amortization Expense. During the six and three months ended June 30, 2004, we had depreciation and amortization expense of $206,000 and $103,000, respectively, compared to $136,000 and $68,000 for the same periods of 2003, an increase of 51.5% and 51.5% for the respective periods. This increase was primarily due to opening of new origination offices and increased investments in computer networks and systems.

   Loss on sale of securities. During the six and three month period ended June 30, 2004, we incurred a loss on the sale of marketable securities of approximately $176,000 as compared to no gain or loss on the sale of marketable securities during the same periods of 2003. The loss was due to the disposition of securities in anticipation of our IPO so as to avoid owning a legacy portfolio of securities which (i) do not meet our new investment guidelines, (ii) are equity securities, (iii) cannot be appropriately hedged or (iv) do not generate qualified REIT income.

Off-Balance Sheet Arrangements

   Since inception, we have not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

   Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and our investment in mortgage loans until the settlement or sale of mortgages with us or with other investors. It is our policy to have adequate liquidity at all times to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

   We believe our existing cash balances and funds available under our credit facilities and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed these on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash in most circumstances. We do, however, expect to expand our mortgage origination operations and may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that expansion. We currently have no commitments for any additional financings, and we cannot ensure that we will be able to obtain any additional financing at the times required and on terms and conditions acceptable to us.

   We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities divided by total stockholders' equity, at June 30, 2004 was 1.2 times. We closed our IPO on June 29, 2004 and received net proceeds of approximately $122 million. At June 30, 2004, we had not fully levered our initial investment portfolio to within our target range of eight to 12 times the amount of our equity. As a result, the total amount of investment in mortgage loans and mortgage-backed securities and corresponding repurchase agreement liabilities as of June 30, 2004 were lower than they will be once our portfolio is fully levered through additional repurchase agreement liabilities and related mortgage-backed security purchases.

   To originate a mortgage loan, we may draw against a $100 million reverse repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, and a $50 million warehouse facility led by HSBC Bank USA, or HSBC. These facilities are secured by the mortgage loans owned by us and by certain of our other assets. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of our liabilities to our tangible net worth. As of June 30, 2004, the aggregate outstanding balance under these facilities was $118.6 million and the aggregate maximum amount available for additional borrowings was $31.4 million. These agreements are not committed facilities and may be terminated at any time at the discretion of the counterparties.

   On September 1, 2003, we entered into a purchase and sale agreement, also known as a gestation facility, with Greenwich Capital Financial Products, Inc., or Greenwich Capital. Under this agreement, through which we can access up to $25 million, Greenwich Capital purchases a closed loan from us prior to the time we sell the loan to a third party purchaser, and pays down the portion of the facility used to fund the loan. The purchase price for loans that Greenwich Capital purchases from us equals 98% of the third party purchaser's purchase price, subject to a cap equal to 98% of the loan amount. The ultimate purchaser of the loan then purchases the loan directly from Greenwich Capital, as opposed to us, and Greenwich Capital pays us a completion fee equal to the difference between the purchase price paid by the third party and the purchase price paid by Greenwich Capital plus a net carry adjustment equal to the accrued interest on the loan due to us less interest due to Greenwich Capital for the number of days that Greenwich Capital owned the loan prior to re-selling the loan to the third party purchaser. Our cost associated with the interim sale of our loans to Greenwich Capital as described above is approximately equal to interest on the amounts funded by Greenwich Capital at a floating rate of one-month London Interbank Offering Rate, or LIBOR, plus 1.25% during the period Greenwich Capital holds the loans. Typically, it takes between five and 60 days to sell a loan to a third party purchaser. The Greenwich Capital gestation facility allows us to accelerate the sale of our mortgage loan inventory, thereby freeing up borrowing capacity under our credit facilities used to fund new loan originations during that interim period from funding to sale. This excess borrowing capacity is an important source of liquidity for us at times when we are nearing our borrowing capacity under our credit facilities used to fund new loan originations. The combined capacity available under this gestation facility with Greenwich Capital is $25 million, of which $23.4 million was available at June 30, 2004. This agreement is not a committed facility and may be terminated at any time at the discretion of Greenwich Capital.

   In addition to these three facilities, on January 9, 2004, we entered into a $100 million master loan and security agreement with Greenwich Capital. Under this agreement, Greenwich Capital provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus 0.90%. Advances under this facility are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. This facility is not a committed facility and may be terminated at any time at the discretion of Greenwich Capital. As of June 30, 2004, the outstanding balance of this facility was $26.0 million with the maximum amount available for additional borrowings of $74 million.

   The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 20 to 1 in the case of the CSFB facility, 15 to 1 in the case of the HSBC facility, 20 to 1 in the case of the Greenwich Capital gestation facility and 20 to 1 in the case of the Greenwich Capital facility, as well as to comply with applicable regulatory and investor requirements. The Company is in compliance with all such covenants as of June 30, 2004. The agreements also contain covenants limiting the ability of our subsidiaries to:

  transfer or sell assets;

  create liens on the collateral; or

  incur additional indebtedness, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.

   These limits may in turn restrict our ability to pay cash or stock dividends on our stock. In addition, under our warehouse facilities, we cannot continue to finance a mortgage loan that we hold through the warehouse facility if:

  the loan is rejected as "unsatisfactory for purchase" by the ultimate investor and has exceeded its permissible warehouse period which varies by facility;

  we fail to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period;

  the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

  the loan ceases to be an eligible loan (as determined pursuant to the warehouse facility agreement).

   We expect that these credit facilities will be sufficient to meet our capital and financing needs during the next twelve months. The balances of these facilities fluctuate based on the timing of our loan closings (at which point we may draw upon the facilities) and the near-term subsequent sale of these loans to third parties or the alternative financing thereof through repurchase agreements or, in the future, securitizations for mortgage loans we intend to retain (at which point these facilities are paid down). The current availability under these facilities and our current and projected levels of loan origination volume are consistent with our historic ability to manage our pipeline of mortgage loans, the subsequent sale thereof and the related pay down of the facilities.

   As of June 30, 2004, our aggregate warehouse and reverse repurchase facility borrowings under these facilities were $144.6 million. The average monthly balance of these borrowings during the six months ended June 30, 2004 was $128.2 million at an average annual interest rate of approximately 1.85%.

Our financing arrangements are short-term facilities secured by the underlying investment in residential mortgage loans, the value of which may move inversely with changes in interest rates. A decline in the market value of our investments in the future may limit our ability to borrow under these facilities or result in lenders requiring additional collateral or initiating margin calls under our repurchase agreements. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses.

   Since completion of our IPO, we have negotiated additional warehouse facilities and financings of securities through reverse repurchase agreements. These financing arrangements have been provided by multiple commercial and investment banks. As of August 5, 2004, we have outstanding reverse repurchase facilities for $791.1 million with six different institutions. These reverse repurchase agreements have terms that will vary in size, advance rates, interest spreads, duration and other characteristics depending on the nature of the underlying collateral in the program. We have total reverse repurchase arrangements available to us totaling $4.1 billion through 20 different counterparties to finance our mortgage loan securities.

   Our ability to originate loans depends in large part on our ability to sell the mortgage loans we originate at cost or for a premium in the secondary market so that we may generate cash proceeds to repay borrowings under our warehouse facilities, reverse repurchase agreement and gestation facility. The value of our loans depends on a number of factors, including:

  interest rates on our loans compared to market interest rates;

  the borrower credit risk classification;

  loan-to-value ratios, loan terms, underwriting and documentation; and

  general economic conditions.

   We make certain representations and warranties, and are subject to various affirmative and negative financial and other covenants, under the agreements covering the sale of our mortgage loans regarding, among other things, the loans' compliance with laws and regulations, their conformity with the ultimate investors' underwriting standards and the accuracy of information. In the event of a breach of these representations, warranties or covenants or in the event of an early payment default, we may be required to repurchase the loans and indemnify the loan purchaser for damages caused by that breach. We have implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. We have been required to repurchase loans we have sold from time to time; however, these repurchases have not had a material impact on our results of operations.

   We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize or avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to avoid corporate income tax and the nondeductible excise tax.

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. These assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our REIT taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to:

  sell assets in adverse market conditions;

  borrow on unfavorable terms; or

  distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

Inflation

   For the periods presented herein, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations. The impact of inflation is primarily reflected in the increased costs of our operations. Virtually all our assets and liabilities are financial in nature. Our consolidated financial statements and corresponding notes thereto have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. As a result, interest rates and other factors influence our performance far more than inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates typically increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As we are invested solely in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk; the primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only.

Interest Rate Risk

   Our primary interest rate exposure relates to the portfolio of adjustable-rate mortgage loans and mortgage-backed securities we acquire, as well as our variable-rate borrowings and related interest rate swaps and caps. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially prepayment speeds on our residential mortgage related assets.

   Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to originate and acquire loans and securities, the value of our loans, mortgage pools and mortgage-backed securities, and our ability to realize gains from the resale and settlement of such originated loans.

   As of June 30, 2004, a 100 basis point change in short-term interest rates would affect our annual earnings and cash flows by no more than $1.5 million.

   While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, mortgage and loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. This risk will be magnified following the offering as we build our portfolio of adjustable-rate mortgage loans.

   Interest rate changes may also impact our net book value as our securities, certain mortgage loans and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our fixed income investments, such as mortgage loans and mortgage-backed securities, decreases and as interest rates decrease, the value of such investments will increase. We seek to hedge to some degree changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset to some degree by increases in value of our interest rate swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to you.

   In order to minimize the negative impacts of changes in interest rates on earnings and capital, we closely monitor our asset and liability mix and utilize interest rate swaps and caps, subject to the limitations imposed by the REIT qualification tests.

   Movements in interest rates can pose a major risk to us in either a rising or declining interest rate environment. We depend on substantial borrowings to conduct our business. These borrowings are all made at variable interest rate terms that will increase as short term interest rates rise. Additionally, when interest rates rise, loans held for sale and any applications in process with interest rate lock commitments, or IRLCs, decrease in value. To preserve the value of such loans or applications in process with IRLCs, we may enter into forward sale loan contracts, or FSLCs, to be settled at future dates with fixed prices.

   When interest rates decline, loan applicants may withdraw their open applications on which we have issued an IRLC. In those instances, we may be required to purchase loans at current market prices to fulfill existing FSLCs, thereby incurring losses upon sale. We monitor our mortgage loan pipeline closely and on occasion may choose to renegotiate locked loan terms with a borrower to prevent withdrawal of open applications and mitigate the associated losses.

   In the event that we do not deliver into the FSLCs or exercise our option contracts, the instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All FSLCs and option contracts to buy securities are to be contractually settled within six months of the balance sheet date. FSLCs and options contracts for individual loans generally must be settled within 60 days.

   Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions and securities dealers that are well capitalized with high credit ratings and with which we may also have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

Credit Spread Exposure

   The mortgage-backed securities we will own are also subject to spread risk. The majority of these securities will be adjustable-rate securities valued based on a market credit spread to U.S. Treasury security yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease or tighten, the value of our securities portfolio would tend to increase. Such changes in the market value of our portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

   Furthermore, shifts in the U.S. Treasury yield curve, which represents the market's expectations of future interest rates, would also affect the yield required on our securities and therefore their value. This would have similar effects on our portfolio and our financial position and results of operations as a change in spreads would.

Fair Values

   For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of June 30, 2004 and do not take into consideration the effects of subsequent interest rate fluctuations.

   We note that the values of our investments in mortgage-backed securities, and in derivative instruments, primarily interest rate hedges on our debt, will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary and has varied materially from period to period. Historically, the values of our mortgage loan portfolio have tended to vary inversely with those of its derivative instruments.

   The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

   Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

  Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values used by us should not be compared to those of other companies.

   The fair value of commitments to fund with agreed upon rates are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current market interest rates and the existing committed rates.

   The fair value of commitments to deliver mortgages is estimated using current market prices for dealer or investor commitments relative to our existing positions.

ITEM 4. CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

   From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

   In consideration of our acquisition of 100% of the limited liability company interests in NYMC, we issued 2,750,000 shares of common stock to the members of NYMC on June 29, 2004 concurrently with the closing of our IPO. Of the 2,750,000 shares, 100,000 shares in the aggregate are being held in escrow through December 31, 2004 and will be available to satisfy any indemnification claims we may have against the contributors of the NYMC membership interests under the contribution agreement between us and the contributors during the escrow period for losses we incur as a result of defaults on any of the residential mortgage loans originated by NYMC and closed prior to the completion of our IPO. The 2,750,000 shares were issued in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares of common stock we issued to the members of NYMC in exchange for their contributed ownership interests in NYMC had an aggregate value of $24,750,00 based on our $9.00 per share IPO price.

   In connection with restricted stock awards granted pursuant to our 2004 Stock Incentive Plan, we issued 412,125 shares of common stock to our directors and executive officers on June 29, 2004 upon completion of our IPO. Each of the shares of restricted stock issued to our directors and executive officers are subject to a lock-up agreement restricting any sale, transfer or other disposition of these shares for 180 days following June 29, 2004. These shares were issued in transactions that were exempt from any registration under Section 4(2) of the Securities Act of 1933, as amended. The 412,125 shares of restricted stock awarded to our directors and executive officers had an aggregate value of $3,709,125 based on our $9.00 per share IPO price. On July 20, 2004, the shares of restricted stock issued to our directors and executive officers were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-8 (File No. 333-117524). We will not receive any proceeds from the sale of these shares of restricted stock.

Use of Proceeds

   Pursuant to a registration statement declared effective by the Securities and Exchange Commission on June 23, 2004 (File No. 333-111668), we issued and sold 15.0 million shares of our common stock, par value $0.01 per share, in our IPO. The managing underwriters were Friedman, Billings & Ramsey & Co., Inc., J.P. Morgan Securities Inc. and RBC Capital Markets Corporation. The aggregate offering price for the 15.0 million shares was $135.0 million based on a price to the public of $9.00 per share. We paid an underwriting discount of approximately $9.45 million. On June 29, 2004, our IPO closed and we received net proceeds of approximately $122.0 million from the sale, reflecting the aggregate offering price of $135.0 million less an underwriting discount of approximately $9.5 million and other expenses totaling approximately $3.5 million of which approximately $400,000 was paid to the underwriters for reimbursement of certain expenses in connection with the IPO.

   As of June 30, 2004, we had not used any of the net proceeds from our IPO. We intend to use the net proceeds as follows:

  approximately $14.0 million to cause NYMC to repay promissory notes issued to two former members of NYMC;
  approximately $100.0 million to purchase on a leverage basis an initial portfolio of residential mortgage-backed securities that are guaranteed by a government sponsored entity or rated investment grade; and
  approximately $8.0 million for general corporate purposes, including working capital and potential future acquisitions.

   None of the expenses or uses of proceeds were direct or indirect payments to any directors, officers or general partners of the issuer or their associates or to persons owning 10 percent or more of any class of our equity securities of the issuer or to our affiliates.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

(b) Reports on Form 8-K

   The following Current Reports on Form 8-K were filed or furnished, as noted in the applicable Form 8-K, during the second quarter of 2004.

  Report on Form 8-K filed pursuant to Item 5 and Item 7 regarding a press release announcing the pricing of the Company's initial public offering and the execution of an underwriting agreement entered into by the Company in connection with the Company's initial public offering, dated June 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

Steven B. Schnall
Co-Chief Executive Officer

Date: August 16, 2004

David A. Akre
Co-Chief Executive Officer

Date: August 16, 2004

Michael I. Wirth
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

Exhibit 31.1

CERTIFICATION

I, Steven B. Schnall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New York Mortgage Trust, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under its supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report its conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 16, 2004

Steven B. Schnall
Co-Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, David A. Akre, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New York Mortgage Trust, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under its supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report its conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 16, 2004

David A. Akre
Co-Chief Executive Officer

Exhibit 31.3

CERTIFICATION

I, Michael I. Wirth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New York Mortgage Trust, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under its supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report its conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 16, 2004

Michael I. Wirth
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of New York Mortgage Trust, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Steven B. Schnall and David A. Akre, Co-Chief Executive Officers of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 16, 2004

Steven B. Schnall
Co-Chief Executive Officer

David A. Akre
Co-Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of New York Mortgage Trust, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael I. Wirth, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 16, 2004

Michael I. Wirth
Executive Vice President and Chief Financial Officer