Form 10-Q/A
period 2004-06-30
NEW YORK MORTGAGE TRUST INC
filed 2004-08-17
CIK 1273685

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
Signatures

PRELIMINARY NOTE

   We are amending our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004, by reformatting certain tables in the financial statements included in the report. We have not amended any of the data in those tables or made any other substantive change in the report.

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

   Basis of Presentation ' The combination of the Company and NYMC is accounted for as a transfer of assets between entities under common control. Accordingly, the Company has recorded assets and liabilities transferred from NYMC at their carrying amounts in the accounts of NYMC at the date of transfer. The consolidated financial statements include the accounts of the Company subsequent to the IPO and also include the accounts of NYMC and NYMF prior to such date.

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

   Loans Held for Sale - Loans held for sale represent originated mortgage loans held for sale to third party investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis.

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

June 30, 2004

	Notional Amount	Carrying Amount	Estimated Fair Value

Assets:
Mortgage loans held for sale	$ 50,156,412	$ 50,684,361	$ 50,775,942
Commitments and contingencies:
Interest rate lock commitments	215,729,994	(257,257)	(257,257)
Forward loan sales commitments	134,986,507	(81,757)	(81,757)

		December 31, 2003

	Notional Amount	Carrying Amount	Estimated Fair Value

Assets:
Mortgage loans held for sale	$36,168,003	$36,258,229	$38,020,465
Commitments and contingencies:
Interest rate lock commitments	71,375,732	227,513	227,513
Forward loan sales commitments	54,522,057	(261,511)	(261,511)

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

   A breakdown of our loan originations for the six months ended June 30, 2004 follows:

Description	Number of Loans	Aggregate Principal Balance	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size

Purchase mortgages	1,742	$ 442,545,907	55.5%	5.49%	$ 254,045
Refinancings	1,700	354,873,073	44.5%	5.52%	208,749
Total	3,442	$ 797,418,980	100.0%	5.50%	$ 231,673

Adjustable rate or hybrid	1,268	$ 402,947,170	50.5%	4.81%	$ 317,782
Fixed rate	2,174	394,471,810	49.5%	6.21%	181,450
Total	3,442	$ 797,418,980	100.0%	5.50%	$ 231,673

Bankered	2,997	619,969,756	77.7%	5.69%	$ 206,863
Brokered	445	177,449,224	22.3%	4.83%	398,762
Total	3,442	$797,418,980	100.0%	5.50%	$ 231,673

The key performance measures for our origination activities are:

●	dollar volume of mortgage loans originated;
●	relative cost of the loans originated;
●	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and
●	return on our mortgage asset investments and the related management of interest rate risk.

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