Form 10-Q
period 2004-09-30
NEW YORK MORTGAGE TRUST INC
filed 2004-11-12
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Yes [ ] No [X]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding on November 11, 2004 was 18,162,125.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

Quarter Ended September 30, 2004

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
Off-Balance Sheet Arrangements
Liquidity and Capital Resources
Inflation
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Credit Spread Exposure
Fair Values
Item 4.	Controls and Procedures
Part II	Other Information
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I: FINANCIAL INFORMATION

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and equivalents	$13,132,707	$4,357,069
Restricted cash	2,978,535	217,330
Marketable securities	-	3,278,753
Investment securities - available for sale	1,167,662,855	-
Due from loan purchasers	50,901,558	58,862,433
Escrow deposits - pending loan closings	28,569,060	-
Accounts and accrued interest receivable	11,109,035	2,707,517
Mortgage loans held for sale	41,943,130	36,258,229
Mortgage loans held for investment	25,715,056	-
Prepaid and other assets	4,786,529	2,140,907
Derivative assets	1,457,805	227,513
Property and equipment, net	2,912,366	2,031,697

TOTAL ASSETS	$1,351,168,636	$110,081,448

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Financing arrangements, portfolio investments	$1,070,578,001	$-
Financing arrangements, loans held for sale / for investment	140,623,823	90,425,133
Due to loan purchasers	234,172	753,720
Accounts payable and accrued expenses	13,590,187	4,277,241
Subordinated notes due to members	-	14,706,902
Derivative liabilities	5,050,961	261,511
Other liabilities	270,532	130,566

Total liabilities	1,230,347,676	110,555,073

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS'/MEMBERS' EQUITY (DEFICIT):
Common stock, $0.01 par value, 400,000,000 shares authorized
18,162,125 and 17,797,375 shares issued and outstanding, respectively, at September 30, 2004	180,621	-
Additional paid-in capital	120,330,800	-
Members' deficit	-	(1,338,625)
Accumulated earnings	786,394	-
Accumulated other comprehensive income (loss)	(476,855)	865,000

Total stockholders'/members' equity (deficit)	120,820,960	(473,625)

TOTAL LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY	$1,351,168,636	$110,081,448

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
REVENUE:
Gain on sales of mortgage loans	$14,933,433	$18,402,640	$4,482,262	$6,854,729
Interest income:
Loans held for sale	5,777,240	5,345,606	2,633,442	1,823,609
Investment securities and loans	7,659,748	-	7,656,699	-
Brokered loan fees	4,398,137	4,379,152	1,437,664	1,512,505
Miscellaneous income	95,597	113,854	49,620	84,390

Total revenue	32,864,155	28,241,252	16,259,687	10,275,233

EXPENSES:
Salaries, commissions and benefits	11,394,409	6,617,033	4,503,571	2,762,371
Interest expense:
Loans held for sale	3,042,637	2,657,333	1,227,997	1,198,381
Investment securities and loans	4,237,195	-	4,237,195	-
Brokered loan expenses	3,136,452	2,948,706	1,016,930	926,099
Occupancy and equipment	2,426,188	1,381,538	888,671	653,394
Marketing and promotion	1,973,922	735,756	677,531	311,415
Data processing and communications	1,136,470	431,936	515,234	138,664
Office supplies and expenses	1,017,243	600,026	370,003	217,807
Professional fees	1,087,735	728,353	433,981	313,487
Travel and entertainment	393,872	479,244	88,597	156,622
Depreciation and amortization	308,859	203,258	102,953	67,752
Other	520,668	265,612	(16,330)	28,563

Total expenses	30,675,650	17,048,795	14,046,333	6,774,555

INCOME FROM OPERATIONS	2,188,505	11,192,457	2,213,354	3,500,678
(Loss) gain on sale of securities	(49,845)	131,587	125,837	131,587

INCOME BEFORE INCOME TAX EXPENSE	2,138,660	11,324,044	2,339,191	3,632,265
Income tax (expense) benefit	(53,395)	(163,577)	112,678	(163,577)

NET INCOME	$2,085,265	$11,160,467	$2,451,869	$3,468,688

Basic income per share	$0.12	$-	$0.14	$-

Diluted income per share	$0.12	$-	$0.14	$-

Weighted average shares outstanding-basic	17,797,375	-	17,797,375	-

Weighted average shares outstanding- diluted1	17,800,024	-	17,800,547	-

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,085,265	$11,160,467
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	308,859	203,258
Principal amortization on investment securities	358,835	-
Loss on sale of securities	49,845	300,204
Origination of mortgage loans held for sale	(954,882,602)	(939,572,154)
Proceeds from sales of mortgage loans	949,391,144	933,779,013
Vesting of restricted shares-compensation expense	1,326,375	-
Change in value of derivatives	(692,019)	558,352
(Increase) decrease in operating assets:
Restricted cash	(2,761,205)	(26,250)
Due from loan purchasers	7,960,875	(58,761,970)
Escrow deposits on pending loan closings	(28,569,060)	-
Accounts and accrued interest receivable	(8,401,518)	-
Prepaid expenses and other assets	(1,336,174)	(3,515,502)
Increase (decrease) in operating liabilities:
Due to loan purchasers	(519,548)	(716,361)
Accounts payable and accrued expenses	6,407,007	2,569,529
Other	139,966	57

Net cash used in operating activities	(29,133,956)	(54,021,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(1,216,359,998)	(1,427,363)
Purchase of mortgage loans held for investment	(25,715,056)	-
(Purchase) sale of marketable securities	2,320,414	204,336
Sale of investment securities	21,398,981	-
Principal paydown on investment securities	30,563,700	-
Purchases of property and equipment	(1,189,528)	(1,235,288)

Net cash used in investing activities	(1,188,981,487)	(2,458,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	123,116,740	-
Increase in financing arrangements, net	1,120,776,691	62,130,992
Payments on subordinated notes due to members	(13,706,902)	-
Cash distributions to members	(3,295,448)	(1,899,132)

Net cash provided by financing activities	1,226,891,081	60,231,860

NET INCREASE IN CASH	8,775,638	3,752,188
CASH AND CASH EQUIVALENTS - Beginning of period	4,357,069	2,746,477

CASH AND CASH EQUIVALENTS - End of period	$13,132,707	$6,498,665

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$932,830	$2,544,344

NON CASH FINANCING ACTIVITIES
Reduction of subordinated notes due to members	$1,000,000	$-
Dividends declared	$2,905,939	$-
Grant of restricted stock	$3,709,125	$-

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 (Unaudited)

1. Summary of Significant Accounting Policies

   Organization - New York Mortgage Trust, Inc. ("NYMT" and the "Company") is a fully integrated, self-advised residential mortgage finance company formed as a Maryland Corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and adjustable-rate mortgage loans and securities originated through its wholly owned subsidiary, The New York Mortgage Company, LLC ("NYMC"). The Company will also earn net interest income from its investment in and planned securitization of self-originated mortgage loans that meet the Company's investment criteria. The Company also originates and sells to third parties fixed rate mortgages and mortgages that do not meet its investment criteria for retention in its portfolio. Licensed or exempt from licensing in 37 states and through a network of 28 loan origination offices, NYMC originates all types of mortgage loans, with a primary focus on prime, residential mortgage loans.

   On January 9, 2004, the Company capitalized New York Mortgage Funding, LLC ("NYMF") as a wholly owned subsidiary of the Company. In June 2004, the Company sold 15 million shares of its common stock in an initial public offering ("IPO") at a price to the public of $9.00 per share, for net proceeds of approximately $122 million after deducting the underwriters' discount and other offering expenses. Concurrent with the Company's IPO, the Company issued 2,750,000 shares of common stock in exchange for the contribution to the Company of 100% of the equity interests of NYMC. Subsequent to the IPO and the contribution of NYMC, the Company has 18,162,125 shares of common stock issued and 17,797,375 shares outstanding. Prior to the IPO, NYMT did not have recurring business operations.

   The Company is organized and conducts its operations to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As such, the Company will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its shareholders by the due date of its federal income tax return and complies with various other requirements.

   As of September 30, 2004, NYMC had $14.5 million in equity and NYMF had $283,000 in equity.

   As used herein, references to the "Company," "NYMT," "we," "our" and "us" refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

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

   The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the Company for interim periods. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Certain amounts from the prior year have been reclassified to conform to the 2004 presentation. The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. However, given the seasonal nature of our business, operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the Company's registration statement on Form S-11 (File No. 333-111668), which was declared effective by the Securities and Exchange Commission on June 23, 2004.

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

   Marketable Securities - Marketable securities included debt and equity securities classified as available for sale and accordingly are carried at fair value with unrealized gains and losses reported in other comprehensive income ("OCI"). Realized gains and losses on marketable securities occurring from sales of such investments are determined using the specific identification method.

 Investment Securities Available for Sale - The Company's investment securities are residential mortgage-backed securities comprised of agency and "AAA" - rated adjustable-rate loans, including adjustable-rate loans that have an initial fixed-rate period (collectively "ARM" loans). Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain (loss) on sale of securities. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk. As of September 30, 2004 and December 31, 2003, investment securities available for sale were $1.2 billion and $0, respectively.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available-for-sale security, an other-then-temporary impairment may be evident if management determines that the company does not have the intent and ability to hold an investment until a forecasted recovery of fair value to or beyond the cost of the investment.

 Mortgage Loans Held for Sale - Mortgage loans held for sale represent originated mortgage loans held for sale to third party investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis, less an estimate of the costs to close the loan, and the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

 Mortgage Loans Held for Investment - The Company retains substantially all of the adjustable-rate mortgage loans originated that meet specific investment criteria and portfolio requirements. Loans originated and retained in the Company's portfolio are serviced through a subservicer. Servicing is the function primarily consisting of collecting monthly payments from mortgage borrowers, and disbursing those funds to the appropriate loan investors.

   Mortgage loans held for investment are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Net loan origination fees and associated direct mortgage loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield using the level yield method. This amortization includes the effect of projected prepayments.

   Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management's opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

     Credit Risk and Allowance for Loan Losses - The Company limits its exposure to credit losses on its portfolio of residential adjustable-rate mortgage-backed securities by purchasing securities that are guaranteed by a government-sponsored or federally-chartered corporation ("Fannie Mae" or "Freddie Mac") (collectively "Agency Securities") or that have an "AAA" investment grade rating by at least one of two nationally recognized rating agencies, Standard & Poor's, Inc. or Moody's Investors Service, Inc. (the "Rating Agencies") at the time of purchase.

The Company seeks to limit its exposure to credit losses on its portfolio of residential adjustable-rate mortgage loans held for investment by originating and investing in loans primarily to borrowers with strong credit profiles, which are evaluated by analyzing the borrower's credit ("FICO") score, employment, income and assets and related documentation, the amount of equity in and the value of the property securing the borrower's loan, debt to income ratio, credit history, funds available for closing and post-closing liquidity.

        The Company estimates an allowance for loan losses based on management's assessment of probable credit losses in the Company's investment portfolio of residential mortgage loans held for investment. Mortgage loans held for investment are collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon management's assessment of various credit-related factors, including current economic conditions, the credit diversification of the portfolio, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of mortgage loans held for investment deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio.

     The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required. Provisions for credit losses do not reduce taxable income on the delinquent defaulted loan. Taxable income is adjusted in the period when the actual loss is realized.

     Property and Equipment, Net - Property and equipment have lives ranging from three to seven years, and are stated at cost less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense in the consolidated financial statements.

     Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage banking and its mortgage-backed securities investment activities.

   All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.( See Note 12).

   In accordance with a Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No.105, "Application of Accounting Principles to Loan Commitments" ("SAB 105") issued on March 9, 2004, beginning in the second quarter of 2004, the fair value of interest rate lock commitments ("IRLCs") excludes future cash flows related to servicing rights, if such rights are retained upon the sale of originated mortgage loans. Since the Company sells all of its originated loans with servicing released, SAB 105 had no effect on the value of its IRLC's.

   Risk Management -Derivative transactions are entered into by the Company solely for risk management purposes. The decision of whether or not an economic risk within a given transaction (or portion thereof) should be hedged for risk management purposes is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income, asset valuation and restrictions imposed by the Internal Revenue Code among others. In determining whether to hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken to hedge certain market risks are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Under Statement of financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), the Company is required to formally document its hedging strategy before it may elect to implement hedge accounting for qualifying derivatives. This documentation was completed in the third quarter of 2003. Accordingly, all qualifying derivatives entered into after July 1, 2003 are intended to qualify as fair value, or cash flow hedges, or free standing derivatives intended to act as economic hedges under SFAS No. 133. To this end, terms of the hedges are matched closely to the terms of hedged items with the intention of minimizing ineffectiveness. Prior to July 1, 2003, all derivatives entered into by the Company were treated as free-standing derivatives, with changes in fair value included in interest expense.

   In the normal course of its mortgage loan origination business, the Company enters into contractual interest rate lock commitments to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by the Company's origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. Under SFAS No. 133, the IRLCs are considered undesignated or free-standing derivatives. Accordingly, such IRLCs are recorded at fair value with changes in fair value recorded to current earnings. Mark to market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by the interest rate differential between the contracted loan rate and the currently available market rates as of the reporting date.

   To mitigate the effect of the interest rate risk inherent in providing IRLCs from the lock-in date to the funding date of a loan, the Company generally enters into forward sale loan contracts ("FSLC"). The FSLCs in place prior to the funding of a loan are undesignated derivatives under SFAS No. 133 and are marked to market through current earnings.

   Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks, investment banks and certain private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

   The Company uses other derivative instruments, including treasury, agency or mortgage-backed securities/notes forward sale contracts which are also classified as free-standing, undesignated derivatives and thus are recorded at fair value with the changes in fair value recongnized in current earnings.

   Once a loan has been funded, the Company's primary risk objective for its mortgage loans held for sale, is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of rate lock) to hedge most of its mortgage loans held for sale. Provided that the FSLCs were entered into after July 1, 2003, have been designated as qualifying hedges for the funded loans and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts are equivalent to the unpaid principal amount of the mortgage loan being hedged, the FSLCs effectively fix the forward sales price and thereby offset interest rate and price risk to the Company. Accordingly, the Company evaluates this relationship quarterly and, at the time the loan is funded, classifies and accounts for the FSLCs as fair value hedges.

   Interest Rate Risk - The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate).

   In order to reduce such risks, the Company enters into swap agreements whereby the Company receives floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. The Company also enters into cap agreements whereby, in exchange for a fee, the Company is reimbursed for interest paid in excess of a certain capped rate.

   To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including:

• the items to be hedged expose the Company to interest rate risk; and

• the interest rate swaps or caps are expected to be and continue to be highly effective in reducing the Company's exposure to interest rate risk.

     The fair values of the Company's interest rate swap agreements and interest rate cap agreements are based on market values provided by dealers who are familiar with the terms of these instruments. Correlation and effectiveness are periodically assessed at least quarterly based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

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

   With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps, will be recognized in current earnings.

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

   Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes recorded in current earnings.

   Gain on Sale of Loans - The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

   Loan Origination Fees and Direct Origination Cost - The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation and benefits and commission costs have been reduced due to incremental direct loan origination costs, by approximately $13,649,000 and $10,750,000 for the nine-months ended September 30, 2004 and 2003, respectively.

   Brokered Loan Fees and Expenses - The Company records commissions associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

   Loan Commitment Fees - Mortgage loans held for sale: fees received for the funding of mortgage loans to borrowers at pre-set conditions are deferred and recognized at the earlier of the date at which the commitment expires or the loan is sold. Mortgage loans held for investment: such fees are deferred and recognized into interest income over the life of the loan based on the effective yield method.

      Employee Benefits Plans - The Company sponsors a defined contribution plan (the "Plan") for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company's contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company's total contributions to the Plan were $120,300 and $95,999 for the nine months ended September 30, 2004 and 2003, respectively.

   Marketing and Promotion - The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.

   Income Taxes - The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing the Company's tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

   NYMC is a taxable REIT subsidiary and is therefore subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2004, deferred tax assets and liabilities are immaterial.

   Prior to the IPO, the Company was not a taxpaying entity for Federal or state income tax purposes, and accordingly, no provision is made for income taxes prior to the IPO.

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

2. Investment Securities Available For Sale

   Investment securities available for sale consist of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Amortized cost	$1,164,164,319	$-
Gross unrealized gains	3,891,014	-
Gross unrealized losses	(392,478)	-

Fair Value	$1,167,662,855	$-

None of the securities with unrealized losses have been in a loss position for more than one year. The temporary impairment of these securities is solely due to increases in interest rates.

3. Mortgage Loans Held For Sale

   Mortgage loans held for sale consist of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Mortgage loans principal amount	$41,408,984	$36,168,003
Deferred origination costs/(fees) - net	150,963	1,304
Hedging basis adjustments	383,183	88,922

Mortgage loans held for sale	$41,943,130	$36,258,229

4. Mortgage Loans Held For Investment

   Mortgage loans held for investment are recorded at a cost basis of approximately $25.7 million and have a fair value of approximately $25.7 million. The weighted average coupon for these loans is 4.08%, with an estimated weighted average months to roll of 25 months. The weighted average FICO score on these loans is 740 and the weighted average loan-to-value ratio is 68.6%.

5. Property and Equipment - Net

   Property and equipment consist of the following as of September 30, 2004 and December 31, 2003:

September 30, 2004	December 31, 2003
Office and computer equipment	$2,014,652	$1,433,700
Furniture and fixtures	946,050	721,966
Leasehold improvements	1,089,137	789,725

Total premises and equipment	4,049,839	2,945,391
Less: accumulated depreciation and amortization	(1,137,473)	(913,694)

Property and equipment - net	$2,912,366	$2,031,697

6. Derivative Instruments and Hedging Activities

   The Company enters into derivatives to manage its interest rate and market risk exposure associated with its mortgage banking and its mortgage-backed securities investment activities. In the normal course of its mortgage loan origination business, the Company enters into contractual IRLCs to extend credit to finance residential mortgages. To mitigate the effect of the interest rate risk inherent in providing IRLCs from the lock-in date to the funding date of a loan, the Company generally enters into forward sale loan contracts. With regard to the Company's mortgage-backed securities investment activities, the Company uses interest rate swaps and caps to mitigate the effects of major interest rate changes on net investment spread.

The following table summarizes derivative assets and liabilities as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Derivative Assets:
Interest rate caps	$696,250	$-
Interest rate lock commitments - mortgage loans held for sale	761,555	227,513

Total derivative assets	$1,457,805	$227,513

Derivative Liabilities:
Interest rate swaps	$(4,283,440)	$-
Interest rate caps	(42,569)	-
Forward loan sale contracts - loan commitments	(582,867)	(133,682)
Forward loan sale contracts - mortgage loans held for sale	-	(6,579)
Forward loan sale contracts - TBA securities	(142,085)	(121,250)

Total derivative liabilities	$(5,050,961)	$(261,511)

   Derivative liabilities of $383,183 and $88,922 are included in the consolidated balance sheets in mortgage loans held for sale as of September 30, 2004 and December 31, 2003, respectively. The remaining liabilities related to derivatives are included in other liabilities.

The notional amount of the Company's interest rate swaps as of September 30, 2004 was $670 million. At September 30, 2004 the notional amount of the Company's interest rate caps was $250 million.

The notional amount of the Company's forward loan sale contracts as of September 30, 2004 was $184 million.

7. Financing Arrangements, Investment Securities

   The Company has entered into repurchase agreements with third party financial institutions to finance most of its residential mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to the London Interbank Offered Rate, or LIBOR and are secured by the residential mortgage-backed securities which they finance. At September 30, 2004, the Company had repurchase agreements with an outstanding balance of approximately $1.07 billion and with a weighted average interest rate of 1.80%. At September 30, 2004 securities pledged as collateral for repurchase agreements had estimated fair values of approximately $1.17 billion.

   At September 30, 2004, the repurchase agreements had remaining maturities as summarized below:

Repurchase Agreement Maturities ($ millions)

Within 30 days	$930.6
31-90 days	-
Over 90 days	140.0
Total	$1,070.6

   The Company has available to it $4.35 billion in commitments to provide financings through such arrangements with 22 different counterparties.

8. Financing Arrangements, Mortgage Loans Held for Sale

   Financing arrangements consist of the following as of September 30, 2004, and December 31, 2003:

	September 30, 2004	December 31, 2003
$100 million master repurchase agreement with Greenwich Capital Financial Products, Inc. expiring January 8, 2005 bearing interest at one-month LIBOR plus 0.75% (2.58% at September 30, 2004). Principal repayments are required 120 days from the funding date(a)	$51,654,184	$72,461,446
$100 million revolving line of credit expiring March 31, 2005 bearing interest at daily LIBOR plus spreads from 1.125% to 2.000% depending on collateral (3.20% at September 30, 2004). Principal repayments are required 90 days from the funding date(a)	64,747,005	-
$50 million revolving line of credit which expires on June 29, 2005 bearing interest at one-month LIBOR plus 1.25% (2.92% at September 30, 2004) (See Note 17)	24,222,634	14,966,814
$15 million revolving line of credit (terminated and syndicated into $50 million revolving line above) bearing interest at the lesser of LIBOR plus 1.5% or the prime rate	-	2,996,873

	$140,623,823	$90,425,133

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

   The lines of credit are secured by all of the mortgage loans of the Company. The lines contain various covenants pertaining to maintenance of certain amounts of net worth and working capital. The Company is in compliance with such covenants as of September 30, 2004.

9. Commitments and Contingencies

   Loans Sold to Investors - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by traditional investors. Such loans are then repackaged and sold to non-traditional investors.

   Loans Funding and Delivery Commitments - At September 30, 2004 and at December 31, 2003 the Company had commitments to fund loans with agreed-upon rates totaling approximately $257.9 million and $71.4 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled approximately $183.5 million and $54.5 million at September 30, 2004 and December 31, 2003, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contracts investor programs. The Company does not anticipate any material losses from such sales.

   Net Worth Requirements - NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, Freddie Mac, HUD and other investors. At December 31, 2003, the highest minimum net worth requirement applicable to the Company was $250,000. As of December 31, 2003, the Company had an equity deficit of $473,625. Certain parties provided waivers to their minimum net worth requirements as they considered the distribution the Company made to its members in the form of subordinate promissory notes of $14,706,902 as a form of equity. Subsequent to December 31, 2003, NYMT recapitalized NYMC with cash contributions of equity of approximately $16.5 million. As of September 30, 2004 NYMC is in compliance with all minimum net worth requirements.

   Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's consolidated financial statements.

10. Related Party Transactions

   Upon completion of the Company's IPO and acquisition of NYMC, Steven B. Schnall and Joseph V. Fierro, the predecessor owners of NYMC, were entitled to a distribution of NYMC's retained earnings, not to exceed $4,500,000 through the close of the Company's IPO on June 29, 2004. As a result, a distribution of $2,409,322 ($409,323 of retained earnings as of March 31, 2004 plus an estimate of $2,000,000 for NYMC's earnings through June 29, 2004) was made to the predecessor owners upon the close of the IPO. The subsequent earnings and elimination of distributions and unrealized gains and losses attributable to NYMC for the period prior to June 29, 2004 equated to a distribution overpayment of $1,309,448, for which Messrs. Schnall and Fierro reimbursed the Company immediately upon the finalization of the overpayment calculation in July 2004.

   Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC ("Centurion"), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion's services. When NYMC's borrowers elect to utilize Centurion's services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $437,114 in fees and other amounts from NYMC borrowers for the nine months ended September 30, 2004. NYMC does not economically benefit from such referrals.

   Steven B. Schnall owns 4.25% of Restaurant.com, and has no active participation in the venture. Two employees from Restaurant.com currently rent space from NYMC and pay rent on a month to month basis. For the nine months ended September 30, 2004, the Company has collected $15,750 in rental income.

11. Concentrations of Credit Risk

   The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At September 30, 2004 and December 31, 2003, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	September 30, 2004	December 31, 2003
New York	57.3%	82.8%
New Jersey	15.6%	2.5%
Florida	1.5%	5.7%
Connecticut	5.9%	0.7%

12. Fair Value of Financial Instruments

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

   The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

   a. Investment Securities Available for Sale -Fair value is generally estimated based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information.

   b. Mortgage Loans Held for Sale - Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

   c. Mortgage loans Held for Investment - Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

d. Interest Rate Lock Commitments - The fair value of IRLCs are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of IRLC's are valued in accordance with SAB 105.

   e. Commitments to Deliver Mortgages - The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company's existing positions.

   The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value:

	September 30, 2004

	Notional Amount	Carrying Amount	Estimated Fair Value

Mortgage loans held for sale	$ 41,404,108	$41,943,130	$42,161,718
Commitments and contingencies:
Interest rate lock commitments	257,921,871	761,555	761,555
Forward loan sales contracts	183,537,103	(724,952)	(724,952)
Interest rate swaps	670,000,000	(4,283,440)	(4,283,440)
Interest rate caps	250,000,000	653,681	653,681

	December 31, 2003

	Notional Amount	Carrying Amount	Estimated Fair Value

Mortgage loans held for sale	$ 36,168,003	$36,258,229	$38,020,465
Commitments and contingencies:
Interest rate lock commitments	71,375,732	227,513	227,513
Forward loan sales contracts	54,522,057	(261,511)	(261,511)

13. Segment Reporting

   The Company operates two main segments:

• Mortgage Portfolio Management - long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

• Mortgage Lending - mortgage loan originations as conducted by NYMC.

   Our long-term investment operations primarily invest in adjustable-rate agency and "AAA"-rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. The Company's equity capital and borrowed funds are used to invest in residential mortgage-backed securities, thereby producing net interest income.

   The mortgage loan origination segment originates residential mortgage loans through the Company's taxable REIT subsidiary, NYMC. Loans are originated through NYMC's retail and internet branches and generate gain on sale revenue when the loans are sold to third parties or revenue from brokered loans when the loans are brokered to third parties.

Prior to June 29, 2004, the Company conducted only mortgage loan origination operations.

	Three Months Ended September 30, 2004
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$-	$4,482,262	$4,482,262
Interest income:
Mortgage loans held for sale	-	2,633,442	2,633,442
Investment securities and loans	7,656,699	-	7,656,699
Brokered loan fees	-	1,437,664	1,437,664
Miscellaneous income	-	49,620	49,620

Total revenue	7,656,699	8,602,988	16,259,687

EXPENSES:
Salaries, commissions and benefits	294,706	4,208,865	4,503,571
Interest expense:
Mortgage loans held for sale	-	1,227,997	1,227,997
Investment securities and loans	4,237,195	-	4,237,195
Brokered loan expenses	-	1,016,930	1,016,930
Occupancy and equipment	9,040	879,631	888,671
Marketing and promotion	2,875	674,656	677,531
Data processing and communication	162,162	353,072	515,234
Office supplies and expenses	3,564	366,439	370,003
Professional fees	15,461	418,520	433,981
Travel and entertainment	589	88,008	88,597
Depreciation and amortization	1,845	101,108	102,953
Other	9,573	(25,903)	(16,330)

Total expenses	4,737,010	9,309,323	14,046,333

INCOME (LOSS) FROM OPERATIONS	2,919,689	(706,335)	2,213,354
Gain on sale of securities	125,837	-	125,837

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	3,045,526	(706,335)	2,339,191
Income and other taxes expense (benefit)	-	(112,678)	(112,678)

NET INCOME (LOSS)	$3,045,526	$(593,657)	$2,451,869

Segment assets	1,213,919,152	137,249,484	1,351,168,636
Segment equity	106,305,132	14,515,828	120,820,960

	Nine Months Ended September 30, 2004
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$-	$14,933,433	$14,933,433
Interest income:
Mortgage loans held for sale	-	5,777,240	5,777,240
Investment securities and loans	7,659,748	-	7,659,748
Brokered loan fees	-	4,398,137	4,398,137
Miscellaneous income	-	95,597	95,597

Total revenue	7,659,748	25,204,407	32,864,155

EXPENSES:
Salaries, commissions and benefits	294,706	11,099,703	11,394,409
Interest expense:
Mortgage loans held for sale	-	3,042,637	3,042,637
Investment securities and loans	4,237,195	-	4,237,195
Brokered loan expenses	-	3,136,452	3,136,452
Occupancy and equipment	9,040	2,417,148	2,426,188
Marketing and promotion	2,875	1,971,047	1,973,922
Data processing and communications	162,162	974,308	1,136,470
Office supplies and expenses	3,564	1,013,679	1,017,243
Professional fees	15,461	1,072,274	1,087,735
Travel and entertainment	589	393,283	393,872
Depreciation and amortization	1,845	307,014	308,859
Other	9,574	511,094	520,668

Total expenses	4,737,011	25,938,639	30,675,650

INCOME (LOSS) FROM OPERATIONS	2,922,737	(734,232)	2,188,505
Gain (loss) on sale of securities	125,837	(175,682)	(49,845)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	3,048,574	(909,914)	2,138,660
Income and other taxes	-	53,395	53,395

NET INCOME (LOSS)	$3,048,574	$(963,309)	$2,085,265

Segment assets	1,213,919,152	137,249,484	1,351,168,636
Segment equity	106,305,132	14,515,828	120,820,960

14. Recently Issued Accounting Standards

   New Accounting Pronouncements - On March 9, 2004, the SEC issued SAB 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities". In SAB 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Under the new policy, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The Company sells its loans "servicing released" and values its IRLCs based strictly on the interest rate differential between the contractual interest rate for the loan and current market rates. The application of SAB 105 did not have a material impact on the Company's consolidated financial statements for the nine months ended September 30, 2004.

15. Capital Stock and Earnings per Share

   The Company had 400,000,000 shares of par value $0.01 common stock authorized with 18,162,125 shares issued and 17,797,375 outstanding as of September 30, 2004. Of the common stock authorized, 794,250 shares were reserved for issuance as restricted stock awards to employees, officers and directors. As of September 30, 2004, 382,125 shares remain reserved for issuance.

   The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the three and nine month periods ended September 30, 2004, weighted average shares outstanding assume that the shares outstanding upon the Company's IPO are outstanding for the full three and nine month periods ending September 30, 2004. Earnings per share for periods prior to the IPO are not presented as they are not representative of the Company's current capital structure.

   The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated (in thousands, except net earnings per share):

	For the Nine Months Ended September 30,			For the Three Months Ended September 30,

	2004		2003	2004		2003
Numerator:
Net income	$2,085		$11,160	$2,452		$3,469

Denominator:
Weighted average number of common shares outstanding - basic	17,797		N/A	17,797		N/A

Net effect of unvested restricted stock	2		N/A	2		N/A
Net effect of stock options[1]	1		N/A	1		N/A
Weighted average number of common shares outstanding - dilutive	17,800		N/A	17,800		N/A
Net income per share - basic	$0.12	$	N/A	$0.14	$	N/A
Net income per share - diluted	$0.12	$	N/A	$0.14	$	N/A

1 The Company has granted 176,500 of the 706,000 stock options available for issuance under the Company's 2004 stock incentive plan.

16. Stock Incentive Plan

   Pursuant to the 2004 Stock Incentive Plan (the "Plan"), eligible employees, officers and directors are offered the opportunity to acquire the Company's common shares through the grant of options and the award of restricted stock under the Plan. The maximum number of options that may be issued is 706,000 shares and the maximum number of restricted stock awards that may be granted under the Plan is 794,250. The Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board ("Compensation Committee") but not to be less than the fair market value on the date the option is granted. Options are not exercisable after more than ten years after the grant date. As of September 30, 2004, 176,500 options have been granted pursuant to the Plan.

   As of September 30, 2004, the Company has awarded 412,125 shares of restricted stock under the Plan. During the nine months ended September 30, 2004, the Company recognized compensation expense of approximately $1.3 million on 147,375 restricted shares relating to the vested portion of restricted stock grants. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

17. Subsequent Events

On November 1, 2004, the Company amended a $50 million warehouse line of credit expiring June 29, 2005 and bearing interest at one-month LIBOR plus 1.125%. This warehouse line was increased to $125 million through January 31, 2005 and $100 million through the remaining maturity date of June 29, 2005 with a reduction in the interest rate equal to one-month LIBOR plus 1.00%.

On November 4, 2004, the Company signed a definitive agreement to acquire 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from Guaranty Residential Lending, Inc. The Company will acquire an existing inventory of approximately $300 million in locked and unlocked mortgage applications in conjunction with the branch acquisition. The mortgage inventory and other assets (primarily furniture, fixtures and computer hardware and software) have a purchase price of approximately $550,000 and $760,000, respectively. In addition, the Company will pay a $250,000 contingency premium to the seller providing that the former loan officers of the seller become employed by the Company and originate, close and fund $2 billion in mortgage loans during the twelve month period after the closing date of the transaction. The Company is also assuming selected monthly lease obligations of approximately $142,000 and expects to hire approximately 300 new loan origination and support personnel. As a result of this acquisition, the Company's annual mortgage originations are expected to nearly double. The consummation of the transaction will be treated for accounting purposes as an acquisition of productive assets and is expected to close in mid-November 2004.

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

  our limited operating history with respect to our portfolio strategy;
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
  risks associated with the use of leverage;
  interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;
  changes in interest rates and mortgage prepayment rates;
  effects of interest rate caps on our adjustable-rate mortgage-backed securities;
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

   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Company's registration statement on Form S-11 (File No. 333-111688).

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

   We are a fully integrated, self-advised residential mortgage finance company, formed to initiate a residential mortgage securitization business through our acquisition of NYMC, a residential mortgage banking company, concurrently with our IPO. NYMC, our wholly-owned taxable REIT subsidiary, originates mortgage loans of all types, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. Historically, NYMC has sold all of the loans it originates to third parties, and has also brokered loans to other mortgage lenders prior to funding. NYMC, which originates residential mortgage loans through a network of 28 offices, is presently licensed or authorized to do business in 37 states. On June 29, 2004, we closed our initial public offering, selling 15.0 million shares of our common stock at a price to the public of $9.00 per share and raising net proceeds of approximately $122.0 million after deducting the underwriters' discount and other offering expenses. We intend to elect to be taxed as a REIT for federal income tax purposes.

   Since the completion of our IPO and acquisition of NYMC, our primary business focus has been to build a leveraged portfolio of residential mortgage loans comprised largely of prime adjustable-rate mortgage loans that we originate and that meet our investment objectives and portfolio requirements, including adjustable-rate loans that have an initial fixed-rate period, which we refer to as hybrid mortgage loans. During the quarter ended September 30, 2004, we used a substantial portion of the net proceeds from our IPO to purchase, on a leveraged basis, approximately $1.2 billion of residential mortgage-backed securities. Over time, we expect that these securities will be replaced by adjustable-rate and hybrid mortgage loans that we originate, although we may continue to purchase securities from third parties. We believe that our ability to originate mortgage loans as the basis for our portfolio will enable us to build a portfolio that generates a higher return than the returns realized by mortgage investors that do not have their own origination capabilities, because the cost to originate and retain such mortgage loans for securitization is generally less than the premiums paid to purchase similar assets from third parties.

   Generally, we intend to continue to sell the fixed-rate loans that we originate to third parties, and to retain in our portfolio and finance selected adjustable-rate and hybrid mortgage loans that we originate. Our portfolio loans will be held at the REIT level or by a qualified REIT subsidiary. Any adjustable-rate and hybrid mortgage loans we originate that do not meet our investment criteria or portfolio requirements will be sold to third parties. We rely on our own underwriting criteria with respect to the mortgage loans we retain and will continue to rely on the underwriting criteria of the institutions to which we sell our loans with respect to the loans we sell.

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

Recent Developments

On November 4, 2004, the Company signed a definitive agreement to acquire 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from Guaranty Residential Lending, Inc. The Company will acquire an existing pipeline of approximately $300 million in locked and unlocked mortgage applications in conjunction with the branch acquisition. The mortgage pipeline and other assets (primarily furniture, fixtures and computer hardware and software) have a purchase price of approximately $550,000 and $760,000, respectively. In addition, the Company will pay a $250,000 contingency premium to the seller providing that the former loan officers of the seller become employed by the Company and originate, close and fund $2 billion in mortgage loans during the twelve month period after the closing date of the transaction. The Company is also assuming selected monthly lease obligations of approximately $142,000 and expects to hire approximately 300 new loan origination and support personnel. As a result of this acquisition, the Company's annual mortgage originations are expected to nearly double. The consummation of the transaction is expected to close mid-November, 2004.

Overview of Performance

   For the nine months ended September 30, 2004, we reported net income of approximately $2.1 million, or $0.12 per diluted share, as compared to net income of $11.2 million for the same period of 2003. Our revenues were driven largely from loan originations during the period. For the three and nine months ended September 30, 2004, we originated $415.4 million and $1.2 billion in residential mortgage loans, respectively, as compared to $486.3 million and $1.3 billion for the same periods of 2003. The decrease in our loan origination levels for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 resulted from a decline in overall originations industry-wide partially offset by the addition of sales personnel and branch offices primarily in new and underserved markets. Total employees increased to 503 at September 30, 2004 from 311 at September 30, 2003. Included in the total number of employees, the number of loan officers dedicated to originating loans increased to 200 at September 30, 2004 from 128 at September 30, 2003. Origination branches increased to 28 at September 30, 2004 from 15 at September 30, 2003. The increase in offices and personnel relative to the same period of the prior year primarily occurred in the period March through June 2004.

Summary of Operations and Key Performance Measurements

   For the nine months ended September 30, 2004 and 2003, our net income was highly dependent upon our mortgage lending operations and originations, which include the mortgage loan sales ("mortgage banking") and mortgage brokering activities on residential mortgages sold or brokered to third parties. Our mortgage banking activities generate sizable revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest revenue from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers.

   A breakdown of our loan originations for the three months ended September 30, 2004 follows:

Description	Number of Loans	Aggregate Principal Balance ($000's)	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size

Purchase mortgages	1,073	$274.6	66.1%	5.799%	$255,947
Refinancings	739	140.8	33.9%	5.812%	190,528
Total	1,812	$415.4	100.0%	5.803%	$229,267

Adjustable rate or hybrid	744	$215.7	51.9%	5.066%	$289,896
Fixed rate	1,068	199.7	48.1%	6.600%	187,031
Total	1,812	$415.4	100.0%	5.803%	$229,267

Bankered	1,600	$334.9	80.6%	6.063%	$209,321
Brokered	212	80.5	19.4%	4.728%	379,804
Total	1,812	$415.4	100.0%	5.803%	$229,267

   The key performance measures for our origination activities are:

  dollar volume of mortgage loans originated;
  relative cost of the loans originated;
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

Known Material Trends and Commentary

   The U.S. residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from approximately $3.2 trillion at the end of 1993 to approximately $7.3 trillion as of December 31, 2003, according to The Bond Market Association and the Federal Reserve. The residential mortgage loan market is the largest consumer finance market in the United States. According to the 1-to-4 Family Mortgage Originations, 1990-2002: Total, Refi Share, and ARM Share, Annual, 1990 to 2002, Report of the Mortgage Bankers Association ("MBAA"), lenders in the United States originated more than $2.85 trillion in one to four family mortgage loans in 2002, while the September 17, 2004 Mortgage Finance Forecast of the MBAA estimated that lenders originated approximately $3.81 trillion in 2003. In the September forecast, the MBAA projects mortgage loan volumes will fall to $2.67 trillion in 2004 and $1.83 trillion in 2005, respectively, primarily attributable to an expected continued decline in the volume of refinancing of existing loans relative to 2003:

Total U.S. 1-to-4 Family Mortgage Originations (Dollars in billions)	2003	2004 Forecast	Forecasted Percentage Change
Purchase mortgages	$1,280	$1,522	18.9%
Refinancings	2,530	1,145	-54.7%
Total	$3,810	$2,667	-30.0%
Source: September 17, 2004 Mortgage Finance Forecast of the MBAA

   The following table summarizes the Company's loan origination volume and characteristics for the three and nine months ended September 30, 2004 relative to our prior year historical origination production and expected industry trends for total U.S. 1-to-4 family mortgage originations as forecast in the September 17, 2004 Mortgage Finance Forecast of the MBAA. For the nine months ended September 30, 2004, our total loan originations decreased 3.8% over the comparable period for 2003. This decrease is substantially less than the decline forecasted in the September 17, 2004 Mortgage Finance Forecast of the MBAA, which estimates an industry decline for the period of 26.2% for total originations:

Our Total Mortgage Originations
	Total Mortgage Originations ($million)			Percentage Change from Prior Year
	2003		2004	NYMC Actual	MBAA Industry Forecast
1st Quarter	$361.4		$283.5	-21.6%	-19.5%
2nd Quarter	412.9		514.0	24.5%	-9.4%
3rd Quarter	486.3		415.4	-14.6%	-44.0%
Total	$1,260.6		$1,212.9	-3.8%	-26.2%
4th Quarter	339.8
Full Year	$1,600.4	$			-30.0%

   With regard to purchase mortgage originations, statistics from the MBAA indicate that the volume of purchase mortgages year after year steadily increase throughout various economic and interest rate cycles. While management is unable to predict borrowing habits, historical trends indicate that the purchase mortgage market is relatively stable and growing. For the nine months ended September 30, 2004, our purchase mortgage originations have increased by $116.8 million or 19.5% over the comparable period for the prior year. This increase presently exceeds the 18.9% increase forecasted by the September 17, 2004 Mortgage Finance Forecast of the MBAA for total U.S. 1-to-4 family purchase mortgage originations for the full year 2004.

Our Total Purchase Mortgage Originations
	Total Purchase Mortgage Originations ($million)		Percentage Change
	2003	2004	from Prior Year
1st Quarter	$ 208.5	$ 169.3	-18.8%
2nd Quarter	173.7	273.3	57.3%
3rd Quarter	218.2	274.6	25.9%
Total	$ 600.4	$ 717.2	19.5%

4th Quarter	203.2
Full Year	$ 803.6

   For the nine months ended September 30, 2004, our originations of mortgage refinancings have decreased by $164.5 million or 24.9% versus the comparable period for the prior year. This 24.9% decline in our origination of mortgage refinancings is less severe than the 54.7% decline for total U.S. 1-to-4 family refinance mortgage originations for the full year 2004 estimated in the September 17, 2004 Mortgage Finance Forecast of the MBAA.

Our Total Refinance Mortgage Originations
	Total Refinance Mortgage Originations ($million)		Percentage Change
	2003	2004	from Prior Year
1st Quarter	$ 152.9	$ 114.2	-25.3%
2nd Quarter	239.2	240.7	0.6%
3rd Quarter	268.1	140.8	-47.5%
Total	$ 660.2	$ 495.7	-24.9%

4th Quarter	136.6
Full Year	$ 796.8

   For the nine months ended September 30, 2004, NYMC's purchase loan originations represented 59.1% of NYMC's total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 54.8% for one-to-four family mortgage loans as estimated in the September 17, 2004 Mortgage Finance Forecast of the MBAA. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the expected industry-wide decline in origination volume. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe this strategy enables us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.

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

Description of Businesses

Mortgage Lending

   Our mortgage lending operations are significant to our financial results as they produce the loans that ultimately will collateralize the mortgage securities that we will hold in our portfolio. We primarily originate prime, first lien residential mortgage loans and, to a lesser extent second mortgage loans, home equity lines of credit, and bridge loans. We originate all types of mortgage loan products including adjustable-rate mortgages ("ARM") which may have an initial fixed rate period, and fixed-rate mortgages. Since the completion of our IPO, we have begun to retain and aggregate our self-originated, high-quality, shorter-term ARM loans in order to pool them into mortgage securities. The fixed rate loans we originate and any ARM loans not meeting our investment criteria continue to be sold to third parties. For the nine months ended September 30, 2004 and 2003, we originated $954.9 million and $988.3 million in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $14.9 million and $18.4 million for the nine months ended September 30, 2004 and 2003, respectively.

   We also broker loans to third party mortgage lenders for which we receive a broker fee. For the nine months ended September 30, 2004 and 2003, we originated $258.0 million and $262.1 million in brokered loans, respectively. We recognized net brokering income totaling $1.3 million and $1.4 million during the nine months ended September 30, 2004 and 2003, respectively.

   Our wholly-owned subsidiary, NYMC, originates all of the mortgage loans we retain, sell or broker. On mortgages to be sold, we underwrite, process and fund the mortgages originated by NYMC.

   A significant risk to our mortgage lending operations is liquidity risk - the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain lending facilities with large banking and investment institutions to reduce this risk. On a short-term basis, we finance mortgage loans using warehouse lines of credit and repurchase agreements. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in "Liquidity and Capital Resources" below.

Mortgage Portfolio Management

   Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the preceding section. Beginning in July 2004, we began to implement our business plan of investing in high quality, adjustable rate mortgage loan securities. Our mortgage portfolio, consisting primarily of residential mortgage-backed securities and mortgages loans held for investment, generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

  invest in mortgage-backed securities originated by others;
  invest in assets generated primarily from our self-origination of high-quality, single-family, residential mortgage loans;
  operate as a long-term portfolio investor;
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

   Beginning with the completion of our acquisition of NYMC and closing of our IPO on June 29, 2004, we commenced a change in the way we conduct business. We have continued to originate all types of residential mortgage loans and will continue to sell or broker such production to third parties. However, we also began to retain selected self-originated, shorter-term, high quality ARM loan production in our investment portfolio for subsequent securitization. We also have invested in investment-grade, shorter-term ARM securities.

   Investment Securities Available for Sale. Our investment in agency and "AAA" - rated adjustable-rate residential mortgage-backed securities are classified as available for sale securities. Available for sale securities are reported at fair value with unrealized gains and losses reported in other comprehensive income ("OCI"). Gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

   Mortgage loans Held for Sale. Loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgage loans are carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis, less an estimate of the costs to close the loan, less the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

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

   Mortgage Loans Held for Investment. We retain in our portfolio substantially all of the adjustable-rate mortgage loans that we originate and that meet our investment criteria and portfolio requirements. We service loans that we originate and retain in our portfolio through a subservicer. Servicing is the function primarily consisting of collecting monthly payments from mortgage borrowers, and disbursing those funds to the appropriate loan investors.

   We may also include in our portfolio loans acquired in bulk pools from other originators and securities dealers. Mortgage loans held for investment are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Mortgage loan origination fees and associated direct mortgage loan origination costs on mortgage loans held-in-portfolio are deferred and amortized over the life of the loan as an adjustment to yield using the level yield method. This amortization includes the effect of projected prepayments; such prepayment projections involve significant management judgments.

   Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management's opinion, the interest is not collectible in the normal course of business, but in no case beyond when payment on a loan becomes 90 days delinquent. Interest collected on loans for which accrual has been discontinued is recognized as income upon receipt.

   We evaluate an allowance for loan losses based on our estimate of credit losses inherent in the Company's investment portfolio of residential loans held for investment. Our portfolio mortgage loans held for investment are collectively evaluated for impairment as the loans will be homogeneous in nature. The allowance is based upon the assessment of management of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required and the potential for imprecision.

   As a result of holding mortgage loans held for sale and mortgage loans held for investment, we separate interest income and expense into two components: "Interest income - loans held for sale" and "Interest income - investment securities and loans." Similarly, we separate interest expense into two components: "Interest expense - loans held for sale" and "Interest expense - investment securities and loans." We continue to sell all of our fixed-rate loans and record them as "Mortgage loans held for sale" which will also include any adjustable-rate loans which we intend to sell. We will show adjustable-rate loans that we retain in our portfolio as "Mortgage loans held for investment." We record borrowings on mortgage loans held for sale as "Financing arrangements, loans held for sale." We record the mortgage-backed securities we intend to issue to finance our portfolio loans and the warehouse financing of our portfolio loans prior to securitization as "beneficial interests and other borrowings, loans held for investment."

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

   Managing Interest Rate Risk. We hedge the aggregate risk of interest rate fluctuations with respect to our borrowing index. We generally hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

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

   Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We minimize this risk by using multiple counterparties and limiting our counterparties to major financial institutions with good credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties.

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

   Additionally, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than- temporary impairment is deemed to have occurred. Accordingly, the security is written down to the fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established. After taking into account the effect of the impairment charge, income is recognized under EITF 99-20, as applicable, using the market yield for the security used in establishing the write-down. These estimates will involve significant management judgment.

Risk Management

   Derivative Financial Instruments. We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," or SFAS No.133. To this end, terms of the hedges are matched closely to the terms of hedged items.

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

   To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, we generally enter into forward sale loan contracts, or FSLCs. Since the FSLCs are committed prior to mortgage loan funding and thus there is no owned asset to hedge, the FSLCs in place prior to the funding of a loan are undesignated derivatives under SFAS No. 133 and are marked to market with changes in fair value recorded to current earnings.

   We use other derivative instruments, including treasury, agency or mortgage-backed securities and notes forward sale contracts, which are also classified as free-standing, undesignated derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

   Once a loan has been funded, our risk management objective for our mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value of its mortgage loans. Our strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of the IRLC) to hedge most of our mortgage loans held for sale. Provided that the FSLCs have been designated as qualifying hedges for the funded loans and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loans being hedged, the forward delivery contracts effectively fix the forward sales price and thereby offset interest rate and price risk to us. We evaluate this relationship quarterly and classify and account for FSLCs which are deemed effective as fair value hedges.

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

Financial Highlights for the Nine Months Ended September 30, 2004

  IPO of 15.0 million shares at $9.00 per share raising approximate net proceeds of $122 million;
  Full investment of IPO proceeds with initial investment of approximately $1.2 billion in AAA-rated and/or agency residential mortgage backed securities;
  Total assets increased to $1.4 billion as of September 30, 2004 from $110.1 million as of December 31, 2003; and
  Relatively stable mortgage loan originations of $1.21 billion for the nine months ended September 30, 2004 as compared to $1.26 billion for the nine months ended September 30, 2003 and relative to an overall industry decline of 26.2% as projected by the MBAA.

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

  Loan refinancing and home purchase trends. As discussed above, the volume of loan refinancings tends to increase following declines in interest rates and to decrease when interest rates rise. The volume of home purchases is also affected by interest rates, although to a lesser extent than refinancing volume. Home purchase trends are also affected by other economic changes such as inflation, improvements in the stock market, unemployment rates and other similar factors.

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

   The mortgage banking industry witnessed record levels of closed loan originations beginning in mid-2002 and continuing throughout 2003, due primarily to the availability of historically low interest rates during that period. These historically low interest rates caused existing home owners to refinance their mortgages at record levels and induced many first-time home buyers to purchase homes and many existing home owners to purchase new homes. We, like most industry participants, enjoyed a record increase in our volume of closed loan originations during that period. During the first quarter of 2004, the Federal Reserve Bank of the United States signaled that moderate increases in interest rates were likely to occur during and after the second quarter of 2004 and followed up with its first increase in interest rates in four years with a 0.25% increase at the end of the second quarter along with two subsequent 0.25% increases. This reduced the volume and pace of refinance activity from the peak levels experienced in 2003.

   The September 17, 2004 Mortgage Finance Forecast of the MBAA indicated that closed loan originations in the industry for 2003 totaled $3.81 trillion. The MBAA also forecast in this same report that closed loan originations in 2003 will total approximately $2.67 trillion and closed loan originations in 2005 will total approximately $1.83 trillion. This forecast predicts that purchase originations are expected to grow while refinancings are expected to decrease during 2004. Although our origination volumes to date have continued to trend upward, these projected declines in the overall volume of closed loan originations may have a negative affect on our loan origination volume and net income. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the expected industry-wide decline in origination volume.

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

		Aggregate Principal Balance ($ in millions)	Average Principal Balance	Weighted Average
				LTV	FICO
2004:
Third Quarter[2]
ARM	692	$208.9	$301,875	70.7	718
Fixed-rate	639	145.7	228,034	71.0	714
Subtotal - non-FHA	1,331	$354.6	266,425	70.8	716
FHA	481	60.8	126,445	92.2	610
Total	1,812	$415.4	229,267	73.9	701

Purchase mortgages	1,019	$265.9	$260,933	73.4	725
Refinancings	312	88.7	284,360	63.1	691
Subtotal - non-FHA	1,331	$354.6	266,425	70.8	716
FHA	481	60.8	126,445	92.2	610
Total	1,812	$415.4	229,267	73.9	701

Second Quarter[2]
ARM	781	$253.4	$324,450	69.8	722
Fixed-rate	797	167.2	209,781	70.6	720
Subtotal - non-FHA	1,578	$420.6	266,534	70.1	721
FHA	793	93.4	117,751	92.0	655
Total	2,371	$514.0	216,772	74	709

Purchase mortgages	1,021	$262.7	$257,283	74.8	728
Refinancings	557	157.9	283,492	62.2	711
Subtotal - non-FHA	1,578	$420.6	117,751	70.1	721
FHA	793	93.4	117,751	92.0	655
Total	2,371	$514.0	216,772	74	709

First Quarter
ARM	458	$145.5	$317,667	70	703
Fixed-rate	613	138.0	225,057	71	704
Total	1,071	$283.5	264,661	71	703

Purchase mortgages	650	$169.3	$260,469	75	711
Refinancings	421	114.2	271,132	64	692
Total	1,071	$283.5	264,661	71	703

2003:
Fourth Quarter
ARM	502	$181.1	$360,691	69	708
Fixed-rate	705	158.7	225,127	70	707
Total	1,207	$339.8	281,509	70	707

Purchase mortgages	749	$203.2	$271,209	75	712
Refinancings	458	136.6	298,353	61	699
Total	1,207	$339.8	281,509	70	707

Third Quarter
ARM	585	$224.1	$383,018	68	714
Fixed-rate	1,062	262.2	246,880	67	707
Total	1,647	$486.3	295,235	67	711

Purchase mortgages	772	$218.2	$282,537	75	717
Refinancings	875	268.1	306,439	60	706
Total	1,647	$486.3	295,235	67	711

Second Quarter
ARM	452	$158.1	$349,624	66	691
Fixed-rate	1,051	254.8	242,478	67	713
Total	1,503	$412.9	274,700	67	705

Purchase mortgages	647	$173.7	$268,487	74	691
Refinancings	856	239.2	279,397	61	715
Total	1,503	$412.9	274,700	67	705

First Quarter
ARM	399	$144.1	$361,230	70	719
Fixed-rate	948	217.3	229,203	71	707
Total	1,347	$361.4	268,311	70	712

Purchase mortgages	845	$208.5	$246,756	78	722
Refinancings	502	152.9	304,590	60	699
Total	1,347	$361.4	268,311	70	712

1 Loan-to-value calculations are on first lien mortgage loans only.

2 Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties.

   Cash and Cash Equivalents

   We had unrestricted cash and cash equivalents of $13.1 million at September 30, 2004 versus $4.4 million at December 31, 2003. This increase results from our larger operating platform as a result of our IPO and the timing of our mortgage loan closings and receipt of interest and principal payments on our securities and loan investment portfolio.

   Investment Securities Available for Sale

   The following table summarizes our residential mortgage-backed securities owned at September 30, 2004, classified by type of issuer and by ratings categories:

	Par Value	Coupon	Carrying Value	Portfolio MIx	Yield
Agency securities	$704,914,545	4.221%	$716,512,954	61%	3.71%
"AAA"- rated	445,734,748	4.441%	451,149,901	39%	4.13%
Total	$1,150,649,293	4.306%	$1,167,662,855	100%	3.86%

   All these securities were purchased during the three months ended September 30, 2004 using our IPO proceeds on a leveraged basis to build our initial investment portfolio.

Mortgage loans Held for Sale

   Loans we have originated, but have not yet sold or securitized, are classified as "held-for-sale". We had mortgage loans held for sale of approximately $41.9 million at September 30, 2004. Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors and are carried at the lower of cost or market value. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans - held-for-sale and short-term borrowings between September 30, 2004 and December 31, 2003 are dependent on loans we have originated during the period as well as loans we have sold outright.

Mortgage loans Held for Investment

   Loans we have originated and that meet our investment criteria are transferred into our investment portfolio and are classified as "held-for-investment". We had mortgage loans held for investment of approximately $25.7 million at September 30, 2004. Mortgage loans held for investment represent mortgage loans originated and aggregated in portfolio and which will subsequently be securitized.

   Due from Loan Purchasers and Escrow Deposits - Pending Loan Closing

   We had amounts due from loan purchasers totaling approximately $50.9 million and escrow deposits pending loan closing of approximately $28.6 million as of September 30, 2004. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

   Prepaid and Other Assets

   Prepaid and other assets totaled approximately $4.8 million as of September 30, 2004. Other assets consist primarily of loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

   Financing Arrangements, Mortgage Loans Held for Sale

   We have debt outstanding on our financing facilities of approximately $140.6 million as of September 30, 2004 which finance our mortgage loans held for sale. The current weighted average borrowing rate on these financing facilities is 3.0%. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans - held-for-sale and short-term borrowings between September 30, 2004 and December 31, 2003 are dependent on loans we have originated during the period as well as loans we have sold outright.

   Financing Arrangements, Portfolio Investments

   We have arrangement to enter into reverse repurchase agreements, a form of collateralized borrowings, with 22 different financial institutions having a total line capacity of approximately $4.3 billion. As of September 30, 2004, there were approximately $1.1 billion reverse repurchase borrowings outstanding.

   Stockholders' Equity

   Stockholders' equity at September 30, 2004 was approximately $120.8 million and included $2.4 million of unrealized deferred compensation on the issuance of restricted stock and approximately $477,000 of unrealized loss on cash flow hedges presented as accumulated other comprehensive loss.

Comparison of the Nine and Three Months Ended September 30, 2004 to the Nine and Three Months Ended September 30, 2003.

Net Income

   For the nine and three months ended September 30, 2004, we had net income of approximately $2.1 million and $2.5 million, respectively, compared with net income of $11.2 million and $3.5 million for the respective periods of 2003.

   Our primary sources of revenue are gain on sale of mortgage loans, fees from borrowers, fees earned on brokered loans, interest earned on portfolio investments and interest earned on mortgage loans held for sale during the interim period of funding a loan to a borrower and the ultimate sale of the loan to a third party. For the nine months ended September 30, 2004, total revenues increased approximately 16.7% to $32.9 million from $28.2 million for the same period in 2003.

   Interest income from our portfolio investment activities contributed approximately $7.7 million to total revenues for the nine months ended September 30, 2004. The third quarter of 2004 was the first quarter in which we began the execution of our portfolio investment strategy.

Loan originations for the nine month period ended September 30, 2004 decreased to approximately $1.21 billion from $1.26 billion for the same period of 2003. The closing of a non-recurring mass closing of 347 condominium mortgage loans for the Ruppert Homes Project in the first quarter of 2003 favorably skewed the results of our gain on sale revenue in the first half of 2003 relative to the first half of 2004. Total loan originations for the three months ended September 30, 2004 decreased 14.6% to $415.4 million from $486.3 million for the same period in 2003. As a result, for our mortgage origination operations for the three month period ended September 30, 2004, total revenues decreased approximately 16.5% to $8.6 million from $10.3 million for the same period in 2003. In addition, some of the new branches we assumed from SIB Mortgage Corp., or SIB, in mid-March of 2004 do not charge closing costs on FHA mortgages, further reducing fee revenue we typically would earn had these loans been other than FHA mortgage loans.

      For the nine months ended September 30, 2004, total operating expenses increased approximately 80.6% to $30.7 million from $17.0 million for the same period in 2003. Interest expenses were higher for the first nine months of 2004, relative to the first nine months of 2003 as a result of the commencement of our portfolio investment strategy and the financing, through reverse repurchase arrangements, and the hedging of the $1.2 billion in mortgage securities held in our portfolio. Overall general and administrative expenses were higher for the first nine months of 2004, relative to the first nine months of 2003, primarily from increased occupancy costs associated with NYMC's relocation to a new corporate headquarters, increased personnel costs associated with an expansion of NYMC's information technology, accounting, operations and marketing departments in connection with our initial public offering, and a non-cash charge of approximately $1.3 million in compensation expense for the vested portion of restricted shares issued in connection with our IPO. In addition, we had increased personnel, occupancy and promotional expenses relating to an assignment and assumption agreement with SIB with regard to eight loan origination branches and our hiring of an additional 134 employees in March 2004 - for which we incurred expenses with little offsetting revenues due to lag time in closing the new originations associated with the assumption of the SIB branches. In addition, during the third quarter of 2004, we began to incur additional expenses in order to improve and grow our operational infrastructure to accommodate our pending hiring of loan origination personnel from 15 Guaranty Residential Lending ("GRL") branches. The GRL transaction is expected to approximately double our current origination volume.

      For the three months ended September 30, 2004, total operating expenses increased approximately 105.9% to $14.0 million from $6.8 million for the same period in 2003. Higher interest expense of approximately $5.4 million was incurred for the three month period ended September 30, 2004 relative to the same period for the prior year as a result of the commencement of our portfolio investment strategy and the financing, through reverse repurchase arrangements, and the hedging of our $1.2 billion in mortgage securities. In addition, we incurred increased data processing and software costs for new systems and analytical software for the mortgage securities business as well as higher general and administrative expenses for the increased staffing and addition of new branch offices and the pending hiring of personnel from 15 GRL branches noted above.

   Our closed loan originations for the nine months ended September 30, 2004 totaled 5,254 loans, a 16.8% increase over the 4,497 loans that NYMC closed during the comparable period of 2003. However, as measured by principal balance, total closed loan originations for the nine months ended September 30, 2004 decreased approximately 4.0% to $1.21 billion from $1.26 billion during the same period for 2003, reflecting a decrease in the average balance of loans originated to approximately $230,000 in 2004 from $280,000 during the same period of 2003. Our closed loan originations in the three months ended September 30, 2004 totaled 1,812 loans, a 10.0% increase over the 1,647 loans that NYMC closed during the three months ended September 30, 2003. However, as measured by principal balance, total closed loan originations for the three months ended September 30, 2004 decreased approximately 14.6% to $415.4 million from $486.3 million during the same period of 2003, reflecting a decrease in the average balance of loans originated to approximately $229,000 in 2004 from approximately $295,000 during the same period of 2003. The increase in the number of loan originations during the three and nine month periods ended September 30, 2004 is due to increased loan origination personnel and branch offices as compared to the same period of 2003. This decrease in average loan balance is attributable primarily to the low average loan balance originated by one of the assumed SIB branches which does a relatively high volume of low balance FHA streamline refinance loans.

   We do not expect to benefit from historically low interest rates in 2004. We expect to mitigate the predicted declines in loan origination volume across the industry during the remainder of 2004 and throughout 2005 by increasing the percentage of market share we capture. We plan to accomplish this increase in market share by increasing our loan origination staff, as we did recently when we hired 134 new employees in connection with our assumption of eight branch offices from SIB at the end of the first quarter of 2004 as described above and the pending hiring of personnel from 15 GRL branches which will occur in the fourth quarter of 2004. We cannot assure you, however, that an increase in the number of loan origination officers we have will successfully mitigate the decline in loan origination volume that is expected to occur as a result of reduced demand for new loans throughout the industry.

Revenues

   Gain on Sales of Mortgage Loans. During the nine and three months ended September 30, 2004, we had gains on sales of mortgage loans of approximately $14.9 million and $4.5 million, respectively, compared to $18.4 million and $6.9 million for the same periods of 2003. The 19.0% decrease in the gains on sales of mortgage loans for the nine months ended September 30, 2004 as compared to the same period of 2003 is attributed in part to higher margins on loans originated for the Ruppert Homes Project in 2003 (as a result of a predictable closing date and a mass closing, we were able to sell these loans primarily in "mandatory" or bulk sales which provides for a higher premium relative to "best effort" or flow sales) and lower fee revenue from an increase in FHA mortgage loan production for which we incur closing costs rather than the borrower (since our assumption of the SIB branches in March 2004, approximately 15% of our total loan originations per month are FHA loans). In addition, during the three months ended September 30, 2004, the average spread earned on the sale of loans to third-parties narrowed by approximately 31 basis points relative to the prior period. The decrease in gain on sale revenues for the three months ended September 30, 2004 was also impacted by the initial execution of our core business strategy: retaining selected adjustable rate mortgages for our investment portfolio. The execution of this strategy requires that we forgo the gain on sale premiums (revenues) we would otherwise receive when we sell these loans to third-parties. Instead, the cost basis of these loans, which is far lower than the loan and its associated third-party premium, is retained on our investment portfolio with the inherent value of the loan realized over time.

   The number of mortgage loans sold during the nine months ended September 30, 2004 increased 23.1% to 4,597 loans from 3,733 mortgage loans sold during the comparable period in 2003. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans sold, decreased approximately 3.4% to $954.9 million for the nine months ended September 30, 2004 from $988.3 million for the comparable period in 2003. The number of mortgage loans sold during the three months ended September 30, 2004 increased 32.6% to 1,600 loans from 1,207 mortgage loans sold during the comparable period in 2003. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans sold, decreased approximately 11.5% to $334.9 million for the three months ended September 30, 2004 from $378.3 million for the comparable period in 2003. The increase in the number of mortgage loans sold during the three and nine month periods ended September 30, 2004 is due to increased loan origination personnel and branch offices as compared to the same period of 2003. The decrease in the mortgage loan volume as measured by principal balance is due to higher FHA loan volumes which have an average balance of approximately $126,000 as compared to the average balance of approximately $209,000 for all other loans sold during the quarter ended September 30, 2004.

   Interest Income - Mortgage Loans Held for Sale. During the nine and three months ended September 30, 2004, we had interest income on loans that were held for sale of approximately $5.8 million and $2.6 million, respectively, compared with interest income of $5.3 million and $1.8 million for the same periods of 2003. For the nine months ended September 30, 2004, this increase was due to the recognition of interest income related to free standing derivatives of approximately $762,000 as compared to $0 for the comparable prior year's period offset by lower average balances of mortgage loans held for sale at an increasing average yield due to higher prevailing interest rates beginning in late spring 2004 relative to 2003. For the nine months ended September 30, 2004, the average interest rate for mortgage loans sold increased approximately 14 basis points to 5.82% from 5.68% for the comparable period in 2003. For the three months ended September 30, 2004, the average interest rate for mortgage loans sold increased 55 basis points to 6.06% from 5.51% for the comparable period of 2003. This substantial increase corresponds with the interest rate increases initiated by the Federal Reserve.

      Interest Income - Investment Securities and Loans. The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets

(Dollar amounts in millions)

As of the Quarter Ended	Average Interest Earning Assets	Historical Weighted Average Coupon	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread
Sept. 30, 2004	$776.5	4.04%	3.86%	2.42%	1.44%

   The yield on net earning assets is computed by dividing net interest income by the average daily balance of interest earning assets during the quarter. The yield reflects amortization costs of the mortgages as well as short-term investments during the portfolio accumulation period. The cost of funds includes the costs of hedging interest rate risk through interest rate swaps and caps. As the majority of these securities are newly issued, the current yield of 3.86% is expected to decrease as the loans underlying the portfolio age.

   Brokered Loan Fees. During the nine and three months ended September 30, 2004, we had revenues from brokered loans of approximately $4.4 million and $1.4 million, respectively, compared to $4.4 million and $1.5 million for the same periods in 2003. The number of brokered loans decreased approximately 9.3% to 657 loans for the nine months ended September 30, 2004 from 724 loans for the comparable period in 2003. The aggregate principal balance of such brokered loans slightly decreased by approximately 5.3% to $258.0 million for the nine months ended September 30, 2004 from $272.3 million for the comparable period in 2003. For the three months ended September 30, 2004, the number of brokered loans was 212 as compared to 285 for the comparable period in 2003. For the three months ended September 30, 2004, the aggregate principal balance of brokered loans reflects a similar decline of approximately 25.4% to $80.5 million from $107.9 million for the comparable period of 2003.

Expenses

   Salaries, Commissions and Benefits. During the nine and three months ended September 30, 2004, salaries, commissions and associated payroll costs increased to $11.4 million and $4.5 million, respectively, from $6.6 million and $2.8 million for the same periods of 2003, an increase of 72.7% and 60.7% for the respective periods. The increase was primarily due to an increase of 192 new employees to 503 employees at the end of September 30, 2004 from 311 employees at the end of September 30, 2003. New employees include loan officers, support staff (information technology, marketing, processing, underwriting and closing employees) and additional corporate management hired in connection with the Company's transition to a public REIT. In addition, for the nine months ended September 30, 2004, we recognized approximately $1.3 million in non-cash compensation expense related to the vested portion of restricted stock granted to our executive officers in conjunction with our IPO.

   Brokered Loan Expenses. During the nine and three months ended September 30, 2004, we had costs of brokered loans of approximately $3.1 million and $1.0 million, respectively, as compared to $2.9 million and $926,000 for the same periods of 2003, an increase of 6.9% and 8.0% for the respective periods. These costs correlate to the period's increased brokered loan origination volume and revenues earned from brokered loans.

   Interest Expense - Mortgage loans Held for Sale. During the nine and three months ended September 30, 2004, we had interest expense on the warehouse financing lines for our mortgage loans held for sale of approximately $3.0 million and $1.2 million, respectively, compared with interest expense of $2.7 million and $1.2 million for the same periods of 2003, an increase of 11.1% and 0% for the respective periods. For the nine months ended September 30, this increase was due to the recognition of interest expense related to free standing derivatives of approximately $692,000 as compared to $0 for the comparable period of 2003, offset by lower prevailing interest rates during the period. For the three months ended September 30, 2004, interest expense for our mortgage loans held for sale were stable as compared to the same period for 2003 due to the recognition of approximately $365,000 in interest expense related to free standing derivatives during the third quarter of 2004, offset by lower prevailing interest rates during the period and lower originations of mortgage loans held for sale and the warehousing thereof. The average daily outstanding balance of financing facilities for the nine months ended September 30, 2004 was $121.1 million at an average interest rate of 2.43% as compared to an average daily outstanding balance of $145.3 million at an average rate of 2.57% for the comparable period in 2003. Our financing facilities are indexed at LIBOR. The lower average rate in 2004 is due to lower spread negotiated on new and renewed facilities during the year and two new $100 million facilities which have a substantially lower spread over the index than those facilities in place at September 30, 2003.

   Interest Expense - Investment Securities and Loans. During the nine and three months ended we had interest expense on our reverse repurchase facilities that finance our residential mortgage backed securities portfolio of approximately $4.2 million. We executed our business strategy of procuring an initial portfolio of such securities commencing with the third quarter of 2004.

   Occupancy and Equipment Expense. During the nine and three months ended September 30, 2004, we had occupancy and equipment expense of approximately $2.4 million and $889,000, respectively, compared to $1.4 million and $653,000 for the same periods of 2003, an increase of 71.4% and 36.1% for the respective periods. The increase reflects the expansion of new origination offices to 28 as of September 30, 2004 from 17 as of September 30, 2003 and the significant expansion and relocation of NYMC's principal offices in New York City in July 2003 and the recent relocation and expansion of our Astoria, Queens office in June 2004.

   Marketing and Promotion Expense. During the nine and three months ended September 30, 2004, we had marketing and promotion expense of $2.0 million and $678,000, respectively, compared to $736,000 and $311,000 for the same periods of 2003, an increase of 171.7% and 118.0% for the respective periods. This increase was primarily due to increased marketing and promotion expenses incurred to promote newly-opened loan origination offices and related newly-hired loan origination personnel. In addition, in conjunction with our assumption of the SIB branches, we undertook a significant direct mail campaign to market our loan products.

   Data Processing and Communications Expense. During the nine and three months ended September 30, 2004, we had data processing and communications expense of $1.1 million and $515,000, respectively, compared to $432,000 and $139,000 for the same periods of 2003, an increase of 154.6% and 270.5% for the respective periods. This increase was primarily due to increased personnel and expenses related to the opening of new loan origination offices. In addition, since the period ended June 30, 2003, NYMC entered into leases for its new principal office phone system and high speed office printers. During the second and third quarter of 2004, we incurred additional costs related to analytical and market research software and systems in order to accommodate our mortgage securities business and to upgrade our current loan accounting software. In addition, during the third quarter of 2004, we began to incur additional costs related to new loan operating system software.

   Office Supplies and Expense. During the nine and three months ended September 30, 2004, we had data office supplies and expense of $1.0 million and $370,000, respectively, compared to $600,000 and $218,000 for the same periods of 2003, an increase of 66.7% and 69.7% for the respective periods. This increase was primarily a result of the increase in personnel and new origination offices, as well as the supplies needed to accommodate the bulk hiring of 134 new employees formerly with SIB as well as other incremental employees hired during the first nine months of 2004.

   Professional Fees Expense. During the nine and three months ended September 30, 2004, we had professional fees expense of $1.1 million and $434,000, respectively, compared to $728,000 and $313,000 for the same periods of 2003, an increase of 51.1% and 38.7% for the respective periods. This increase was primarily due to increases in dues, licenses and permits in states where NYMC has a new presence and the use of regulatory counsel to assist in the structuring and licensing of our various affiliates in certain states in conjunction with our IPO.

   Travel and Entertainment Expense. During the nine and three months ended September 30, 2004, we had travel and entertainment expense of $394,000 and $89,000, respectively, compared to $479,000 and $157,000 for the same periods of 2003, a decrease of 17.7% and 43.3% for the respective periods. The decrease was primarily due to new expense guidelines and less travel for conventions and other activities.

   Depreciation and Amortization Expense. During the nine and three months ended September 30, 2004, we had depreciation and amortization expense of $309,000 and $103,000, respectively, compared to $203,000 and $68,000 for the same periods of 2003, an increase of 52.2% and 51.5% for the respective periods. This increase was primarily due to opening of new origination offices and increased investments in computer networks and systems.

   Loss on sale of securities. During the nine and three month period ended September 30, 2004, we incurred a loss on the sale of securities of approximately $50,000 and a gain on the sale of securities of $126,000 as compared to a $132,000 and $0 gain on the sale of marketable securities during the same periods of 2003. A loss of $176,000 was incurred in the second quarter due to the disposition of marketable securities in anticipation of our IPO so as to avoid owning a legacy portfolio of securities which (i) do not meet our new investment guidelines, (ii) are equity securities, (iii) cannot be appropriately hedged or (iv) do not generate qualified REIT income. This loss was offset by a gain on the sale of investment securities of $126,000 during the three months ended September 30, 2004.

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

   We generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities divided by total stockholders' equity, at September 30, 2004 was 10.1 times.

Since the IPO the Company has purchased approximately $1.2 billion in mortgage-backed securities. These securities were financed with a combination of IPO proceeds and reverse repurchase agreements. Currently the Company has approximately $1.1 billion in outstanding reverse repurchase agreements from 22 different financial institutions.

The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 22 different financial institutions and as of September 30, 2004 had borrowed money from 8 of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

Under these reverse repurchase agreements the financial institutions lend money versus the market value of our mortgage-backed securities portfolio, and, accordingly, an increase in interest rates can have a negative impact on the valuation of these securities, resulting in a potential margin call from the financial institution. The Company monitors the market valuation fluctuation as well as other liquidity needs to ensure there is adequate collateral available to meet any additional margin calls or liquidity requirements.

The Company enters into Interest Rate Swap Agreements to extend the maturity of the reverse repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. The Company currently has $670 million in interest rate swaps outstanding with 5 different financial institutions. The weighted average maturity of the swaps is 671 days. The impact of the interest swaps extends the maturity of the reverse repurchase agreements to 1.25 years.

   To originate a mortgage loan, we may draw against a $100 million reverse repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, and a $50 million warehouse facility led by HSBC Bank USA, or HSBC. These facilities are secured by the mortgage loans owned by us and by certain of our other assets. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of our liabilities to our tangible net worth. As of September 30, 2004, the aggregate outstanding balance under these facilities was $89.0 million and the aggregate maximum amount available for additional borrowings was $61.0 million. These agreements are not committed facilities and may be terminated at any time at the discretion of the counterparties.

   On September 1, 2003, we entered into a purchase and sale agreement, also known as a gestation facility, with Greenwich Capital Financial Products, Inc., or Greenwich Capital. Under this agreement, through which we can access up to $25 million, Greenwich Capital purchases a closed loan from us prior to the time we sell the loan to a third party purchaser, and pays down the portion of the facility used to fund the loan. The purchase price for loans that Greenwich Capital purchases from us equals 98% of the third party purchaser's purchase price, subject to a cap equal to 98% of the loan amount. The ultimate purchaser of the loan then purchases the loan directly from Greenwich Capital, as opposed to us, and Greenwich Capital pays us a completion fee equal to the difference between the purchase price paid by the third party and the purchase price paid by Greenwich Capital plus a net carry adjustment equal to the accrued interest on the loan due to us less interest due to Greenwich Capital for the number of days that Greenwich Capital owned the loan prior to re-selling the loan to the third party purchaser. Our cost associated with the interim sale of our loans to Greenwich Capital as described above is approximately equal to interest on the amounts funded by Greenwich Capital at a floating rate of one-month London Interbank Offering Rate, or LIBOR, plus 1.25% during the period Greenwich Capital holds the loans. Typically, it takes between five and 60 days to sell a loan to a third party purchaser. The Greenwich Capital gestation facility allows us to accelerate the sale of our mortgage loan inventory, thereby freeing up borrowing capacity under our credit facilities used to fund new loan originations during that interim period from funding to sale. This excess borrowing capacity is an important source of liquidity for us at times when we are nearing our borrowing capacity under our credit facilities used to fund new loan originations. The combined capacity available under this gestation facility with Greenwich Capital is $25 million, of which approximately $23.3 million was available at September 30, 2004. This agreement is not a committed facility and may be terminated at any time at the discretion of Greenwich Capital.

   In addition to these three facilities, on January 9, 2004, we entered into a $100 million master loan and security agreement with Greenwich Capital. Under this agreement, Greenwich Capital provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus 0.75%. Advances under this facility are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. This facility is not a committed facility and may be terminated at any time at the discretion of Greenwich Capital. As of September 30, 2004, the outstanding balance of this facility was approximately $51.7 million with the maximum amount available for additional borrowings of $48.3 million.

   The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 20 to 1 in the case of the CSFB facility, 15 to 1 in the case of the HSBC facility, 20 to 1 in the case of the Greenwich Capital gestation facility and 20 to 1 in the case of the Greenwich Capital facility, as well as to comply with applicable regulatory and investor requirements. The Company is in compliance with all such covenants as of September 30, 2004. The agreements also contain covenants limiting the ability of our subsidiaries to:

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

   As of September 30, 2004, our aggregate warehouse and reverse repurchase facility borrowings under these facilities were $140.6 million and $1.1 billion, respectively, at an average rate of approximately 1.94%.

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

   In our investment portfolio our primary market risk is interest rate risk. Interest rate risk can be defined as the sensitivity of our portfolio, including future earnings potential, prepayments, valuations and overall liquidity. The Company attempts to manage interest rate risk by adjusting portfolio compositions, liability maturities and utilizing interest rate derivatives including interest rate swaps and caps. Management's goal is to maximize the earnings potential of the portfolio while maintaining long term stable portfolio valuations.

The Company utilizes a model based risk analysis system to assist in projecting portfolio performances over a scenario of the interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, reverse repurchase agreements, interest rate swaps and interest rate caps.

Based on the results of this model, as of September 30, 2004, an instantaneous shift of 100 basis points in interest rates would result in no material change in earnings as compared to our base line projections over the next year.

   The impact on changing interest rates can occur for several reasons and may be mitigated by portfolio prepayment activity that we closely monitor and the portfolio funding strategies we employ. First, our adjustable rate borrowings may react to changes in interest rates before our adjustable rate assets because the weighted average next repricing dates on the related borrowings may have shorter time periods than that of the adjustable rate assets. Second, interest rates on adjustable rate assets may be limited to a "periodic cap" or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Third, our adjustable rate assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to adjustable rate borrowers when the interest rates on their loans are scheduled to change.

   In a period of declining interest rates or nominal differences between long-term and short-term interest rates, the rate of prepayment on our mortgage assets may increase. Increased prepayments would cause us to amortize any premiums paid for our mortgage assets faster, thus resulting in a reduced net yield on our mortgage assets. Additionally, to the extent proceeds of prepayments cannot be reinvested at a rate of interest at least equal to the rate previously earned on such mortgage assets, our earnings may be adversely affected.

   Conversely, if interest rates rise or if the difference between long-term and short-term interest rates increase, the rate of prepayment on our mortgage assets may decrease. Decreased prepayments would cause us to amortize the premiums paid for our ARM assets over a longer time period, thus resulting in an increased net yield on our mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM assets portfolio increase to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

   Interest rates can also affect our net return on hybrid adjustable rate ("hybrid ARM") securities and loans net of the cost of financing hybrid ARMs. We continually monitor and estimate the duration of our hybrid ARMs and have a policy to hedge the financing of the hybrid ARMs such that the net duration of the hybrid ARMs, our borrowed funds related to such assets, and related hedging instruments are less than one year. During a declining interest rate environment, the prepayment of hybrid ARMs may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of fixed-rate financing to increase relative to the amount of hybrid ARMs, possibly resulting in a decline in our net return on hybrid ARMs as replacement hybrid ARMs may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of hybrid ARMs than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARMs. Our exposure to changes in the prepayment speed of hybrid ARMs are mitigated by regular monitoring of the outstanding balance of hybrid ARMs and adjusting the amounts anticipated to be outstanding in future periods and, on a regular basis, making adjustments to the amount of our fixed-rate borrowing obligations for future periods.

   Interest rate changes can also affect the availability and pricing of adjustable rate assets, which affects our origination activity and investment opportunities. During a rising interest rate environment, there may be less total loan origination activity, particularly for refinancings. At the same time, a rising interest rate environment may result in a larger percentage of adjustable rate products being originated, mitigating the impact of lower overall loan origination activity. In addition, our focus on purchase mortgages as opposed to refinancings also mitigate the volatility of our origination volume as refinancing volume is typically a function of lower interest rates whereas purchase mortgage volume has historically remained relatively static during interest rate cycles. Conversely, during a declining interest rate environment total loan origination activity may rise with many of the borrowers desiring fixed-rate mortgage products. Although adjustable rate product origination as a percentage of total loan origination may decline during these periods, the increased loan origination and refinancing volume in the industry may produce sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for adjustable rate products because the incentive for a borrower to choose an adjustable rate product over a longer term fixed-rate mortgage loan is minimized and, conversely, in a steep yield curve environment, adjustable rate products may enjoy an above average advantage over longer term fixed-rate mortgage loans, increasing our investment opportunities.

   As the rate environment changes, the impact on origination volume and the type of loan product that is favored is mitigated, in part, by our ability to operate in our two business segments. In periods where adjustable rate product is favored, our mortgage portfolio management segment, which invests in such mortgage loans, will benefit from a larger selection of loan product for its portfolio and the inherent lower cost basis and resultant wider net margin. Our mortgage lending segment, regardless of whether adjustable rate or fixed rate product is favored, will continue to originate such loans and will continue to sell to third parties all fixed rate product; as a result, in periods where fixed rate product is favored, our origination segment may see increased revenues as such fixed product is sold to third parties.

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

   Movements in interest rates can pose a major risk to us in either a rising or declining interest rate environment. We depend on substantial borrowings to conduct our business. These borrowings are all made at variable interest rate terms that will increase as short term interest rates rise. Additionally, when interest rates rise, mortgage loans held for sale and any applications in process with interest rate lock commitments, or IRLCs, decrease in value. To preserve the value of such loans or applications in process with IRLCs, we may enter into forward sale loan contracts, or FSLCs, to be settled at future dates with fixed prices.

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

Fair Values

   For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2004 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

   The fair values of the Company's residential mortgage-backed securities are generally based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

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

ITEM 4. CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

   From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Use of Proceeds

   Pursuant to a registration statement declared effective by the Securities and Exchange Commission on June 23, 2004 (File No. 333-111668), we issued and sold 15 million shares of our common stock, par value $0.01 per share, in our IPO. The aggregate offering price for the 15 million shares was $135 million based on a price to the public of $9.00 per share resulting in net proceeds to us of approximately $122 million. During the three months ended September 30, 2004, we used all of the net proceeds from our IPO to (i) repay promissory notes owed by NYMC (approximately $13.7 million), (ii) to purchase approximately $1.2 billion of residential mortgage-backed securities on a leveraged basis and (iii) for general corporate purposes.

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

Date: November 12, 2004

/s/ Steven B. Schnall

Steven B. Schnall
Co-Chief Executive Officer

Date: November 12, 2004

/s/ David A. Akre

David A. Akre
Co-Chief Executive Officer

Date: November 12, 2004

/s/ Michael I. Wirth

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

Date: November 12, 2004

/s/ Steven B. Schnall

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

Date: November 12, 2004

/s/ David A. Akre

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

Date: November 12, 2004

/s/ Michael I. Wirth

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

Date: November 12, 2004

/s/ Steven B. Schnall

Steven B. Schnall
Co-Chief Executive Officer

/s/ David A. Akre

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

Date: November 12, 2004

/s/ Michael I. Wirth

Michael I. Wirth
Executive Vice President and Chief Financial Officer