Form 10-K
period 2004-12-31
NEW YORK MORTGAGE TRUST INC
filed 2005-03-31
CIK 1273685

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to
Commission File Number 001-32216
NEW YORK MORTGAGE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0934168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1301 Avenue of the Americas, New York, New York 10019
(Address of principal executive office) (Zip Code)
(Registrant’s telephone number, including area code)
(212) 634-9400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $130.2 million based on the closing price on such date of the registrant’s common stock as reported by the New York Stock Exchange Composite Transactions.
      The number of shares of the Registrant’s Common Stock outstanding on February 28, 2005 was 17,797,375.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

1. Proxy Statement for Annual Meeting of Stockholders to be held on May 31, 2005, to be filed with the Securities and Exchange Commission	Part III

NEW YORK MORTGAGE TRUST, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004

PART I

Item 1.	BUSINESS
General
      New York Mortgage Trust, Inc. (“NYMT” and the “Company”) is a fully integrated, self-advised residential mortgage finance company that originates, acquires and retains investments in adjustable and variable rate mortgage (“ARM”) assets. The Company earns net interest income from residential mortgage-backed securities and adjustable-rate mortgage loans and securities originated primarily through our wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”).
      Our residential mortgage investments are comprised of adjustable rate loans, adjustable rate securities and floating rate collateralized mortgage obligations. The adjustable rate loans and securities (collectively, “ARM”) are comprised of traditional ARM securities and loans, which have interest rates that reset in a year or less and “hybrid” ARM securities and loans, which have a fixed interest rate for an initial period of two to five years before converting to ARMs whose rate will reset for their remaining terms to maturity. ARM securities represent interests in pools of whole ARM loans. The ARM securities are rated by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”), or issued by Freddie Mac (“FHLMC”) or FannieMae (“FNMA”). ARM loans consist of residential loans held for future securitization. The securitization will result in a series of rated mortgage securities backed by the ARM loans. The floating rate collateralized mortgage obligations (“CMO Floaters”) are mortgage securities backed by a pool of FNMA or FHLMC fixed rate mortgage loans which have interest rates that adjust monthly. As an investor in residential mortgage assets, our net income is generated primarily from the difference between the interest income we earn on our mortgage assets and the cost of our borrowings (net of hedging expenses), commonly referred as the “Net Spread.” Through the following strategies, our goal is to maximize the long-term sustainable difference between the yield on our investments and the cost of financing these assets:

•	focusing on originating high credit quality residential mortgage loans through NYMC that we believe can either be retained in our portfolio or sold at a profit;

•	focusing on maximizing our lending to home buyers rather than to home owners seeking to refinance their mortgage loans, which we believe makes our business less vulnerable to declines in loan origination volume resulting from increases in interest rates;

•	leveraging our portfolio to increase its size with the intent to enhance our returns while at the same time managing the increased risk of loss associated with this leverage;

•	utilizing hedging strategies that we consider appropriate to minimize exposure to interest rate changes; and

•	expanding our retail and wholesale mortgage banking business through hiring of additional loan officers, the opening of new retail branch offices in new markets and selectively pursuing strategic acquisitions in the mortgage banking industry.
      In order to be a full service provider to our customers, we originate mortgage loans through NYMC. Licensed or exempt from licensing in 40 states and the District of Columbia and through a network of 34 full service branch loan origination locations and 32 satellite loan origination locations, NYMC offers a broad range of residential mortgage products, with a primary focus on prime, or high credit quality, residential mortgage loans. Generally, we sell the fixed-rate loans that we originate to third parties and retain and finance in our portfolio selected adjustable-rate and hybrid mortgage loans that we originate. Any adjustable-rate and hybrid mortgage loans we originate that do not meet our investment criteria or portfolio requirements are also sold to third parties. Our portfolio of loans is held at the REIT level or by a qualified REIT subsidiary. We rely on our own underwriting criteria with respect to the mortgage loans we retain and rely on the underwriting criteria of the institutions to which we sell our loans with respect to the loans we intend to sell. In either case, we directly perform the underwriting of such loans with our own experienced underwriters.

      Upon completion of our initial public offering (“IPO”) in June 2004, we purchased and invested on a leveraged basis in residential mortgage-backed securities guaranteed by FNMA or FHLMC or rated investment grade-AAA. Over time, as these securities amortize and pay-off, they will be replaced by adjustable-rate and hybrid mortgage loans that we originate and may be supplemented by loans originated through our correspondent network or purchased from third parties. We believe that our return is enhanced by retaining loans that we originate as the basis for our portfolio. Mortgage investors that do not have their own origination capabilities (a “passive portfolio investor”) must purchase their mortgage loans from third parties at higher premiums than our cost of originating the mortgage loans that we retain.
      We finance the purchases and originations of our ARM assets with equity capital, unsecured debt and short-term borrowings such as reverse repurchase agreements, securitizations resulting in floating-rate long-term collateralized debt obligations (“CDOs”) and other collateralized financings. We enter into swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowings to a fixed rate. We believe our exposure and risks related to changes in interest rates can be prudently managed through holding ARM assets and attempting to match the duration of our liabilities with the duration of our ARM assets. From a credit risk perspective, we retain high quality assets and follow strict credit underwriting standards.
      Unlike banks, savings and loans or most mortgage originators, we are structured as a real estate investment trust (“REIT”) for federal income tax purposes. We hold our investment in ARM assets directly or in qualified REIT subsidiaries (each a “QRS”). Accordingly, the net interest income we earn on our ARM investment portfolio is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements.
      Our mortgage banking operations are performed at NYMC, a taxable REIT subsidiary (“TRS”). The activities we conduct in our TRS, including sourcing and selling mortgage loans sold to third parties, are subject to federal and state corporate income tax. We may elect to retain any after tax income generated by the TRS, and, as a result, may increase our consolidated capital and grow our business through retained earnings or distribute all or a portion of our after-tax TRS earnings to our stockholders.
      As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.
Access to our Periodic SEC Reports and Other Corporate Information
      Our internet website address is www.nymtrust.com. We make available free of charge, through our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Chief Financial Officer and Secretary, 1301 Avenue of the Americas, 7th floor, New York, New York 10019. Information on our website is neither part of nor incorporated into this report on Form 10-K.
Corporate Governance
      We operate our business with a focus on high standards in business practices and professional conduct. The results of our actions are objectively quantifiable but how we reach those benchmarks is often based on qualitative judgments we feel are equally important. Accordingly, we would like to highlight the following facts relating to corporate governance:

•	Our board of directors is composed of a super-majority of independent directors. As per guidelines established by the SEC and NYSE, the Audit, Nominating/ Governance and Compensation Committees are composed exclusively of independent directors.

•	We have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines that apply to all officers, directors and employees (as well as a supplemental Code of Ethics for Senior Financial Officers) to promote the highest standard of conduct and ethics in our dealings with our customers, shareholders, vendors, the public and our employees.

•	Our Insider Trading Policy prohibits any of the directors, officers or employees of the Company from buying or selling our stock on the basis of material nonpublic information, and in conjunction with our Regulation FD policy, prohibits communicating material nonpublic information to others. Trading of our securities by directors, officers or employees is allowed only during a discreet narrow open period after our quarterly report on Form 10-Q or annual report on Form 10-K is filed with the SEC.

•	Generally, we will “early adopt” new accounting standards promulgated by the Financial Accounting Standards Board (“FASB”), the SEC or other standard setting accounting body.

•	We have established a formal internal audit function to monitor and test the efficiency of our internal controls and procedures as well as the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

•	We have made publicly available, through our website www.nymtrust.com, the charters of the independent committees of our Board of Directors (Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee) and other corporate governance materials, including our Business Code of Conduct and Ethics, our Corporate Governance Guidelines, our Insider Trading Policy, and other Corporate Governance Policies.
Company History
      NYMT was formed as a Maryland corporation in September 2003. In January 2004, the Company capitalized New York Mortgage Funding, LLC (“NYMF”) as a wholly-owned qualified REIT subsidiary of the Company. In June 2004, the Company sold 15 million shares of its common stock in an IPO at a price to the public of $9.00 per share, for net proceeds of approximately $122 million after deducting the underwriters’ discount and other offering expenses. Concurrent with the Company’s IPO, the Company issued 2,750,000 shares of common stock in exchange for the contribution to the Company of 100% of the equity interests of NYMC. Subsequent to the IPO and the contribution of NYMC, the Company has 18,114,445 shares of common stock issued and 17,797,375 shares outstanding at December 31, 2004. Prior to the IPO, NYMT and NYMF did not have recurring business operations.
      Prior to being acquired by NYMT, NYMC’s business strategy was to sell or broker all of the loans it originated to third parties and the largest component of NYMC’s net income was generated by the gain on sale of such loans. For accounting purposes and reporting purposes, the combination of the Company and NYMC is accounted for as a reverse merger and the related transfer of loans originated by NYMC to the Company is accounted for as a transfer of assets between entities under common control. Accordingly, the Company has recorded assets and liabilities transferred from NYMC at their carrying amounts in the accounts of NYMC at the date of transfer. The consolidated financial statements include the accounts of the Company subsequent to the IPO and also include the accounts of NYMC and NYMF prior to the IPO. As a result, our historical financial results reflect the financial operations of this prior business strategy of selling virtually all of the loans originated by NYMC to third parties. Furthermore, to the degree we retain for investment selected ARM loans that we originate, these loans are recorded at cost and no gain on sale, as would otherwise be recognized if sold to a third party, is recorded. Since our IPO, our business strategy of investing in ARM assets and the securitization of loans that we originate will result in net interest income generated by such a portfolio as being the largest component of our net income. As a result, our historic operations and financial operations are not necessarily comparable.
Our Industry
      Generally, the residential mortgage industry is segmented by the size of the mortgage loans and credit characteristics of the borrowers. Mortgage loans that conform to the guidelines of entities such as Fannie Mae, Freddie Mac or Ginnie Mae, for both size and credit characteristics, are often referred to as “conforming” mortgage loans. All other mortgage loans are often referred to as non-conforming loans either because the size of the loan exceeds the guideline limit or the credit profiles of the borrowers do not meet the guideline requirements. Our strategy focuses on adjustable- and fixed-rate and hybrid first lien mortgage loans to borrowers with strong credit profiles, which we refer to as prime mortgage loans. We believe the adjustable-rate and hybrid segment of the prime residential mortgage loan industry and our ability to originate such loans provides us the opportunity to build a portfolio of our own well-originated and well-serviced prime adjustable-rate and hybrid loans with the goal of generating higher risk-adjusted returns on investment than would be available from a portfolio based either on purchased loans or on fixed-rate or non-prime loans. We believe that our experience as a mortgage loan originator with a comprehensive and sophisticated process for credit evaluation, risk-based pricing and loss mitigation will, over time, provide us with a significant advantage over other portfolio investors who do not have comparable origination capabilities.
      We believe fundamental changes are occurring in the U.S. mortgage industry, resulting in the shifting of investment capital and mortgage assets out of traditional lending and savings institutions and into new forms of mortgage banking and mortgage investment firms, including those that qualify as REITs under the Internal Revenue Code. We believe that, while traditional mortgage investment companies, such as banks, thrifts and insurance companies, generally have greater diversification in their investments than we have as a REIT, they provide less attractive investment structures for investing in mortgage assets because of the costs associated with regulation, infrastructure and corporate level taxation. As a REIT, we are generally able to pass through our REIT earnings to our stockholders without incurring entity-level federal income tax, thereby allowing us to make relatively larger distributions than institutions with similar investments because they are subject to federal income tax on their earnings.
      Additionally, with the development of highly competitive national mortgage markets (which we believe is partly due to expansion of Fannie Mae, Freddie Mac and Ginnie Mae), local and regional mortgage originators have lost market share to more efficient mortgage originators who compete nationally. The growth of the secondary mortgage market, including new securitization techniques, has also resulted in financing structures that can be utilized efficiently to fund leveraged mortgage portfolios and better manage interest rate risk.
Operating Policies, Strategies and Business Segments
      The Company operates two segments:

•	Mortgage Portfolio Management — long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending — mortgage loan originations as conducted by NYMC.
      Our mortgage portfolio management operations primarily invest in adjustable-rate agency and “AAA”- rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. The Company’s equity capital and borrowed funds are used to invest in residential mortgage-backed securities and loans held for subsequent securitization, thereby producing net interest income.
      The mortgage lending segment originates residential mortgage loans through the Company’s taxable REIT subsidiary, NYMC. Loans are originated through NYMC’s retail and internet branches as well as from independent mortgage brokers and generate gain on sale revenue when the loans are sold to third parties or revenue from brokered loans when the loans are brokered to third parties.

Mortgage Portfolio Management
      Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the following section, “Mortgage Lending”. Beginning in July 2004, we began to implement our business plan of investing in high quality, adjustable rate mortgage loan securities. Our portfolio management strategy is to originate and acquire ARM assets to hold in our portfolio, fund them using equity capital and borrowings and to generate net interest income from the difference, or spread, between the yield on these assets and our cost of financing.

•	Proceeds from large amounts of equity capital are immediately invested in acquired ARM securities in order to generate returns on the equity investment.

•	Acquired ARM securities are quickly replaced with high-quality, higher-yielding, lower cost ARM loans self-originated through NYMC retail channels and possibly supplemented by NYMC’s correspondent network.

•	Our mortgage portfolio management operates with a long-term investment outlook.

•	Short-term financing of ARM loans to be securitized is provided by secured warehouse and aggregation lines.

•	Ultimate financing for ARM loans is provided by issuing asset-backed bonds for higher liquidity and more cost efficient financing provided by reverse repurchase financing facilities.
      We believe that there is a cost advantage obtained from self-originating loans and holding such loans in securitized form in the REIT or our QRS:

•	through self-origination, we avoid the intermediation costs associated with purchasing mortgage assets in the capital markets; and

•	the net interest income generated in the REIT or our QRS generally will not be subject to tax, whereas, had we sold our loans in the capital markets through our TRS, we would have been subject to tax on the gain on sale of loans.
      This strategy and the use of borrowings to produce the mortgage-backed securities we hold will produce an attractive return for our stockholders relative to a purchased securities portfolio. This attractive return is accomplished by a combination of the recognition of the incremental lower cost to originate such loans and/or the ability to better afford appropriate interest rate hedging strategies in order to provide a similar return to a purchased securities portfolio but with a lower risk profile.
      We seek to have a portfolio consisting of high quality mortgage-backed securities and loans. We believe that retaining high quality assets in our portfolio helps us mitigate risks associated with market disruptions. Our investment guidelines define the following classifications for securities we own:

•	Category I investments are mortgage-backed securities that are either rated within one of the two highest rating categories by at least one of the Rating Agencies, or have their repayment guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.

•	Category II investments are mortgage-backed securities with an investment grade rating of BBB/ Baa or better by at least one of the Rating Agencies.

•	Category III investments are mortgage-backed securities that have no rating from, or are rated below investment grade by at least one of the Rating Agencies.
      We retain on our balance sheet a majority of the residential first lien adjustable-rate and hybrid mortgage loans originated by NYMC that we believe have a low risk of default and resulting loss and are of the following types:

•	1 month adjustable-rate (various total terms);

•	6 month adjustable-rate (various total terms);

•	1 year adjustable-rate (various total terms);

•	2 year fixed-rate, adjustable-rate hybrid (various total terms);

•	3 year fixed-rate, adjustable-rate hybrid (various total terms); and

•	5 year fixed-rate, adjustable-rate hybrid (various total terms).
      The investment policy adopted by our Board of Directors provides, among other things, that:

•	no investment shall be made which would cause us to fail to qualify as a REIT;

•	no investment shall be made which would cause us to be regulated as an investment company;

•	at least 70% of our assets will be Category I investments or loans that back or will back such investments; and

•	no more than 7.5% of our assets will be Category III investments.
      Our board of directors may amend or waive compliance with this investment policy at any time without the consent of our stockholders.
      We seek to avoid many of the risks typically associated with companies that purchase mortgage-backed securities in the capital markets.

•	For our self-originated loan portfolio, we perform our own underwriting rather than rely on the underwriting of others.

•	We attempt to closely match the duration of our assets with the duration of our liabilities (we strive to maintain a net duration, or duration gap, of one year or less on our ARM portfolio, related borrowings and hedging instruments).

•	We structure our liabilities to mitigate potential negative effects of changes in the relationship between short- and longer-term interest rates.

•	We may purchase or structure credit enhancements to mitigate potential losses from borrower defaults.

•	Substantially all of the Company’s securities are backed by ARM loans. Because we are focused on holding ARM loans rather than fixed-rate loans, we believe we will be less adversely affected by early repayments due to falling interest rates or a reduction in our net interest income due to rising interest rates.
      Our board of directors has also established an investment and leverage committee for the purpose of approving certain investment transactions and the incurrence of indebtedness that is comprised of our co-chief executive officers, our president and chief investment officer, our chief financial officer and our chief operating officer. The committee has the authority to approve, without the need of further approval of our board of directors, the following transactions from time to time, any of which may be entered into by us or any of our subsidiaries:

•	the purchase and sale of agency and private label mortgage-backed securities, subject to the limitations described above;

•	securitizations of our mortgage loan portfolio;

•	the purchase and sale of agency debt;

•	the purchase and sale of U.S. Treasury securities;

•	the purchase and sale of overnight investments;

•	the purchase and sale of money market funds;

•	hedging arrangements using:

•	interest rate swaps and Eurodollar contracts;

•	caps, floors and collars;

•	financial futures; and

•	options on any of the above; and

•	the incurrence of indebtedness using:

•	repurchase and reverse repurchase agreements;

•	bank loans, up to an aggregate of $100 million; and

•	term repurchase agreements
      Initially, the loans held for investment are funded through warehouse facilities and reverse repurchase agreements. We ultimately finance the loans that we retain in our portfolio through securitization transactions. Upon securitization, we expect that a vast majority of the resulting mortgage-backed securities will become eligible for inclusion in Category I.
      The only subordinate classes of mortgage-backed securities that we will hold (Category III investments) are subordinate classes that result from securitizations of the mortgage loans in our portfolio. We do not seek to acquire subordinated mortgage-backed securities as investments but instead acquire them only in connection with our mortgage loan securitizations or in order to help us meet our asset tests as a REIT.
      The Company generally maintains an overall debt-to-equity ratio ranging from 8:1 to 12:1 on the financing of its ARM investments. Our liabilities are primarily termed repurchase agreements with maturities ranging from one to twelve months. A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARMs, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from two to five years. Our funding costs are generally not constant or fixed. As a result, we use interest rate swaps to extend the duration of our liabilities to attempt to match the duration of our assets and we use termed repurchase agreements with laddered maturities to reduce the risk of a disruption in the repurchase market. Since we hold primarily ARM securities rated AAA and agency securities (Fannie Mae or Freddie Mac) we believe we are less susceptible to a disruption in the repurchase market as these types of securities have typically been eligible for repurchase market financing even when repurchase financing was not available for other classes of mortgage assets or asset backed bonds.

Mortgage Lending
      The origination of mortgage loans through our mortgage lending operations is significant to our financial results in that it:

•	originates the high quality mortgage loans that we retain and ultimately collateralize as mortgage securities that we hold in portfolio;

•	allows us to be competitive by offering a broad range of residential mortgage loan products; and

•	generates gain on sale income at the TRS with the ability to sell to third parties any fixed-rate and ARM loans that are not eligible for retention and investment in the Company’s portfolio.
      Furthermore, we believe our ability to originate ARM loans for securitization benefits us by providing:

•	the ability to originate ARM assets at lower cost, so that the amount of premium (net cost over par) to be amortized will be reduced in the event of prepayment;

•	generally higher yielding investments as our cost basis is lower; providing the ability to generate a higher return to shareholders and/or the ability to absorb the cost of additional interest rate hedges and thus reduce the inherent interest rate risk in our portfolio;

•	greater control over the quality and types of ARM loans in our portfolio as we directly perform our own underwriting of such loans and can encourage our loan officers to focus on certain types of ARM products.
      Our correspondent network provides additional sources of ARM loans.
      Through NYMC, the Company’s loan origination business originates primarily first mortgages on one-to-four family dwellings through the Company’s retail loan production offices and is supplemented by our wholesale division and internet channel (MortgageLine.com).
      We believe that the substantial growth of NYMC’s mortgage banking business since its inception has resulted from its commitment to providing exemplary service to its customers and its concentration on retail, referral-based, mortgage banking to borrowers with strong credit profiles. Based on our past experience and our knowledge of the mortgage industry, we believe that referrals from realtors, attorneys, accountants and other professionals and business from repeat customers tend to generate a higher percentage of purchase mortgage loan applications than refinance applications as compared to the loan applications generated by advertising and other mass marketing efforts. For the year ended December 31, 2004, our purchase loan originations represented 58.7% of NYMC’s total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 55.7% for one-to-four family mortgage loans, according to the February 15, 2005 report of the Mortgage Bankers Association of America, or MBAA.
      In addition, we believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe our strategy will enable us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.
MORTGAGE LOAN ORIGINATION SUMMARY
For the fiscal year ended December 31, 2004

	Number
	of Loans	Dollar Value	% of Total

Payment Stream
Fixed Rate
FHA/ VA	1,830	$226,932,582	12.30%
Conventional Conforming	2,628	459,081,075	24.88%
Conventional Jumbo	345	192,735,635	10.44%

Total Fixed Rate	4,803	878,749,292	47.62%

ARMs
FHA/ VA	231	30,377,303	1.65%
Conventional	3,019	936,378,188	50.73%

Total ARMs	3,250	966,755,491	52.38%

Annual Total	8,053	$1,845,504,783	100.00%

	Number
	of Loans	Dollar Value	% of Total

Loan Purpose
Conventional	5,992	$1,588,194,898	86.06%
FHA/ VA	2,061	257,309,885	13.94%

Total	8,053	$1,845,504,783	100.00%

Documentation Type
Full Doc	5,438	$1,257,080,181	68.12%
Reduced Doc	621	170,501,077	9.24%
Stated/ Stated	428	117,244,311	6.35%
No Doc	449	91,193,970	4.94%
No Ratio	287	69,858,488	3.79%
Other	830	139,626,756	7.56%

Total	8,053	$1,845,504,783	100.00%

Retail Loan Origination
      Our loan origination strategy is predominantly retail, referral-based, mortgage banking. Our loan officers rely primarily on the various relationships they have established with their clientele, realtors, attorneys and others who routinely interact with those who may need mortgage financing. Retail loan origination allows us to provide a variety of attractive and innovative mortgage products at competitive rates. Unlike many banks and financial institutions which focus solely on loan products to retain in their portfolios, we offer a wide range of product — product that we can retain in portfolio and products that we will sell to third parties if such loans do not meet our investment parameters.
      Because we are predominately referral-based, our cost of sourcing potential retail clients is less than an organization that relies heavily on concentrated broadcast, print or internet media advertising. In order to remain compliant with the Real Estate Settlement Procedures Act (“RESPA”), we do not pay referral fees or enter into above market co-branding, co-marketing or shared facilities relationships. By eliminating intermediaries between the borrower and us, we can both originate high quality mortgage loans for retention in our portfolio at attractive yields or offer loans that may be sold to third parties, while at the same time offering our customers a variety of mortgage products at competitive rates and fees.
      We originate mortgage loans through our wholly-owned TRS, NYMC. As of December 31, 2004, NYMC was authorized to originate loans in 40 states and the District of Columbia.

Wholesale Loan Origination
      Our wholesale lending strategy has historically been a small component of our loan origination operations. We have a network of non-affiliated wholesale loan brokers and mortgage lenders who submit loans to us. We maintain relationships with these wholesale brokers and, as with retail loan originations, will underwrite, process, and fund wholesale loans through our centralized facilities and processing systems. In order to further diversify our origination network, in March 2005, we began to expand our wholesale loan origination capacity.

Correspondent Lending
      Through our correspondent lending channels, we may acquire mortgage loans from Company-approved correspondent lenders. We review our correspondents for the soundness of their in-house mortgage lending procedures and their ability to fulfill their representations and warranties to us. Generally, loans acquired from correspondents are originated to our approved specifications including our internally developed loan products, credit and property guidelines, and underwriting criteria. In addition, correspondents may sell their own loan products to us that are originated according to the correspondents’ product specifications and underwriting guidelines that we have approved and accepted.
      To verify product quality and compliance with our underwriting and investment guidelines, we perform a full review of all of the loans generated by the correspondent prior to the purchase thereof. A full underwriting review of each loan file, including all credit and appraisal information, is performed as well as documentation sufficiency and compliance. Similar to loans originated through our retail and wholesale channels, these loans are also subjected to our quality control reviews.

Underwriting
      Historically, NYMC’s underwriting philosophy has been to underwrite loans according to the guidelines established by the available purchasers of its loans. However, now that the Company is retaining select ARM loans for its investment portfolio, we believe that proper underwriting for such loans is critical to managing the credit risk inherent in a loan portfolio. While difficult to quantify, we believe that there is substantial qualitative benefit to directly performing our own underwriting of loans in portfolio as compared to a purchased securities portfolio.
      Typically, mortgage underwriting guidelines provide a framework for determining whether a proposed mortgage loan to a potential borrower will be approved. The key points in this framework are the borrower’s credit scores and other indicia of the borrower’s ability and willingness to repay the loan, such as the borrower’s employment and income, the amount of the borrower’s equity in and the value of the borrower’s property securing the loan, the borrower’s debt to income and other debt ratios, the loan to value (“LTV”) of the loan, the amount of funds available to the borrower for closing and the borrower’s post-closing liquidity.
      We continue to follow the underwriting guidelines established by available purchasers with respect to the loans we intend to sell. Furthermore, for mortgage loans we intend to retain, we follow a specific underwriting methodology based on the following philosophy — first evaluate the borrower’s ability and willingness to repay the loan, and then evaluate the value of the property securing the loan. We seek only to retain mortgage loans that we believe have low risk of default and resultant loss. As underwriting basically seeks to predict future borrower payment patterns and ability based on the borrower’s history and current financial information and the lender’s ability to be made whole in the future through foreclosure in the event a default does occur, no assurance can be made that every loan originated or purchased will perform as anticipated.
      The key aspects of our underwriting guidelines are as follows:
      Borrower — In evaluating the borrower’s ability and willingness to repay a loan, we review and analyze the following aspects of the borrower: credit score, income and its source, employment history, debt levels in revolving, installment and other mortgage loans, credit history and use of credit in the past, and finally the ability and/or willingness to provide verification for the above. Credit scores, credit history, use of credit in the past and information as to debt levels can be typically obtained from a third party credit report through a credit repository. Those sources are used in all cases, as available. In certain cases, borrowers have little or no credit history that can be tracked by one of the primary credit repositories. In these cases, the reason for the lack of history is considered and taken into account. In our experience, more than 95% of prospective borrowers have accessible credit histories.
      Property — In evaluating a potential property to be used as collateral for a mortgage loan, we consider all of the following aspects of the property: the loan balance versus the property value, or LTV, the property type, how the property will be occupied (a primary residence, second home or investment property), if the property’s apparent value is supported by recent sales of similar properties in the same or a nearby area, any unique characteristics of the property and our confidence in the above data and their sources.
      Other Considerations — Other considerations that impact our decision regarding a borrower’s loan application include the borrower’s purpose in requesting the loan (purchase of a home as opposed to cashing equity out of the home through a refinancing for example), the loan type (adjustable-rate, including adjustment periods and loan life rate caps, or fixed-rate), and any items unique to a loan that we believe could affect credit performance.

      In addition, we work with nationally recognized providers of appraisal, credit, and title insurance. We oversee the activities of these service providers through on-site visits, report monitoring, customer service surveys, post-closing quality control, and periodic direct participation and conversations with our customers. A significant amount of our settlement services are performed by in-house professionals. We have an extensive quality control review process that is contracted with a third party in order to verify that selected loans were properly underwritten, executed and documented. All loans retained in portfolio and a selection of other loans sold to third parties also are quality control reviewed internally as well.

Our Loan Origination Financing Strategy
      We finance our loan originations utilizing warehouse and reverse repurchase agreements as well as other similar financing arrangements. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.
      Warehouse Facilities — Non-depository mortgage lenders, such as NYMC, typically rely on credit facilities for capital needed to fund new mortgage loans. These facilities are typically lines of credit from other financial institutions that the mortgage banker can draw from in order to fund new mortgage loans. These facilities are referred to as warehouse lines or warehouse facilities.
      Warehouse lines are typically collateralized loans made to mortgage bankers that in turn pledge the resulting loans to the warehouse lender. Third-party mortgage custodians, usually large banks, typically hold the mortgage loans, including the notes, mortgages and other important loan documentation, for the benefit of the mortgage lender who is deemed to own the loan and, if there is a default under the warehouse line, for the benefit of the warehouse lender.
      We currently have a $150 million syndicated line of credit with HSBC Bank USA and a $250 million warehouse facility with Greenwich Capital Financial Products, Inc.
      Master Repurchase Agreement — Mortgage bankers use repurchase agreements or reverse repurchase agreements to finance the mortgage loans they originate. Under those agreements, the mortgage banker sells a mortgage loan to a counterparty and agrees to repurchase the loan from the counterparty at a price equal to the original sale price plus an interest factor.
      We currently have a master repurchase agreement, also referred to as a reverse repurchase agreement, with Credit Suisse First Boston Mortgage Capital, LLC, pursuant to which we may enter into up to $100 million (this facility will increase to $200 million on March 31, 2005) in aggregate loan repurchase arrangements. We currently utilize this master repurchase agreement essentially like a warehouse line to finance mortgage loans originations.

Loan Servicing
      Loan servicing is the administration function of a mortgage loan whereby an entity collects monthly payments from a mortgage borrower and disburses those funds to the appropriate parties. The servicer has to account for all payments, maintain balances in certain accounts for each loan, maintain escrow accounts for real estate taxes and insurance, remit the correct amount of principal and interest monthly to the holder of the loan and handle foreclosures as required.
      Loans that we originate that are retained by us for our portfolio have their servicing handled by Cenlar Federal Savings Bank (“Cenlar”), a wholesale bank specializing in mortgage sub-servicing nationwide. Under this arrangement, Cenlar acts as an intermediary between us and the borrower. It collects payments from borrowers, handles accounting and remittance of the payments, handles escrow accounts and does certain tax reporting. As our retained loans are securitized, Cenlar continues to service those loans and reports to the securities trustee or master servicer, as appropriate.
      For a loan originated and sold to third parties, the servicing rights are sold upon the sale of the loan. We may choose to own, for periods usually no more than 90 days, certain loans designated as held for sale to third parties in order to increase earnings. In these cases, we believe there is a large enough spread between the mortgage loan interest rate and the interest rate paid on the applicable warehouse line to make any additional risk in carrying those loans on our balance sheet worthwhile. In these cases, and during the interim period between the time we fund (and subsequently own) a loan and sell the loan to a third party, we service loans through Cenlar as well.
      Loan servicing provided by Cenlar is provided on a private label basis, meaning that Cenlar employees will identify themselves as being our representatives and correspondence regarding loans is on our letterhead. The benefit to us of this arrangement is that we pay for loan services as we use them, without a significant investment in personnel, systems and equipment. In addition, since Cenlar sub-services on our behalf and reports directly to us, we are quickly made aware of any customer wishing for an early payoff of their loan through refinancing or sale of their home. As a result, we can quickly respond to customer needs and make immediate efforts reestablishing customer contact in order to capture the potential payoff of a customer’s loan with another loan product (potential refinancing, modification or new purchase mortgage) that suits their needs.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains certain forward-looking statements. Forward looking statements are those which are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Certain statements regarding the following particularly are forward-looking in nature:

•	our business strategy;

•	future performance, developments, market forecasts or projected dividends;

•	projected acquisitions or joint ventures; and

•	projected capital expenditures.
      It is important to note that the description of our business in general and our investment in mortgage loans and mortgage-backed securities holdings in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur and other characteristics of our assets and liabilities are subject to reevaluation and change without notice.
      Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our limited operating history with respect to our portfolio strategy;

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

•	impacts of a change in demand for mortgage loans on our net income and cash available for distribution;

•	our ability to originate prime and high-quality adjustable-rate and hybrid mortgage loans for our portfolio;

•	risks associated with the use of leverage;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•	the other important factors described in this Annual Report on Form 10-K, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk.”
      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Company’s registration statement on Form S-11 (File No. 333-111668).
      This Annual Report on Form 10-K contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.
RISK FACTORS
      Management recognizes the following primary risks associated with our business and the industry in which we conduct business:

•	Interest rate and market (fair value) risk

•	Credit spread risk

•	Liquidity and funding risk

•	Prepayment risk

•	Credit risk

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
      In our investment portfolio our primary market risk is interest rate risk. Interest rate risk can be defined as the sensitivity of our portfolio, including future earnings potential, prepayments, valuations and overall liquidity. The Company attempts to manage interest rate risk by adjusting portfolio compositions, liability maturities and utilizing interest rate derivatives including interest rate swaps and caps. Management’s goal is to maximize the earnings potential of the portfolio while maintaining long term stable portfolio valuations.
      See the “Derivative Financial Instruments” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding interest rate risk.

Market (Fair Value) Risk
      The market value of our interest-bearing portfolio assets, most notably mortgage-backed securities and originated or purchased residential mortgage loans and any related hedging instruments, may move inversely with changes in interest rates. We note that the values of our investments in mortgage-backed securities, and in derivative instruments, primarily interest rate hedges on our debt, will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary and has varied materially from period to period. Historically, the values of our mortgage loan portfolio have tended to vary inversely with those of its derivative instruments.
      A decline in the market value of our investments may limit our ability to borrow or result in lenders requiring additional collateral or initiating margin calls under our reverse repurchase agreements. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses. A default under our reverse repurchase agreements could also result in the liquidation of the underlying investments used as collateral and result in a loss equal to the difference between the value of the collateral and the amount owed under our reverse repurchase agreements.

Credit Spread Risk
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
      Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore their value. This would have similar effects on our portfolio and our financial position and results of operations as a change in spreads would.

Liquidity and Funding Risk
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

      Our mortgage lending operations require significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Generally, our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference — generally 2% of the principal — must come from other cash inflows. Our operating cash inflows are predominantly from cash flow from mortgage securities, principal and interest on mortgage loans, third party sales of originated loans that do not fit our portfolio investment criteria, and fee income from loan originations. Other than access to our financing facilities, proceeds from equity offerings have been used to support operations.
      Our investment portfolio uses reverse repurchase agreements as the primary source of liquidity. The company maintains reverse repurchase borrowing lines with numerous counterparties to ensure adequate capacity at all times. The company may borrow up to 95%-97% of the security value depending on the type of underlying collateral. The company operates its leverage within an intended guideline to ensure adequate liquidity for prepayments and unexpected interest rate moves in the market place.
      Securities or loans financed with warehouse, aggregation, repurchase credit facilities or reverse repurchase agreements are subject to changing market valuations and margin calls. The market value of our securities or loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. There is no certainty that market values will remain constant. To the extent the value of the securities or loans declines significantly, we would be required to repay portions of the amounts we have borrowed or post additional margin in the form of cash or securities. The derivative financial instruments we use also subject us to “margin call” risk based on their market values. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. When floating rates are low, on a net basis we pay the counterparty and visa-versa. In a declining interest rate environment, we would be subject to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Most of our interest rate swap agreements provide for a bi-lateral posting of margin, the effect being that on either side of the valuation for such swaps, the counterparty can call/post margin. Unlike typical unilateral posting of margin only in the direction of the swap counterparty, this provides us with additional flexibility in meeting our liquidity requirements as we can call margin on our counterparty as swap values increase.
      Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. The volume and quality of such incoming cash flows can be impacted by severe and immediate changes in interest rates. If rates increase dramatically, our short-term funding costs will increase quickly. While many of our loans are hybrid ARMs, they typically will not reset as quickly as our funding costs creating a reduction in incoming cash flow. Our derivative financial instruments are used to mitigate the effect of interest rate volatility.

Prepayment Risk
      When borrowers repay the principal on their mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the cash flow and yield on our mortgage assets. Furthermore, prepayment speeds exceeding or lower than our reasonable estimates for similar assets, impact the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. Additionally, when a borrower has a low loan-to-value ratio, he or she is more likely to do a “cash-out” refinance. Each of these factors increases the chance for higher prepayment speeds during the term of the loan.
      We generally do not originate loans that provide for a prepayment penalty if the loan is fully or partially paid off prior to scheduled maturity. We mitigate prepayment risk by constantly evaluating our mortgage portfolio at a range of reasonable market prepayment speeds observed at the time for assets with a similar structure, quality and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to develop an effective hedging strategy.

Credit Risk
      Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities. As previously noted, we are predominately a high-quality loan originator and our underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan.
      We mitigate credit risk by directly underwriting our own loan originations and re-underwriting any loans originated through our correspondent networks. For our mortgage securities that are directly purchased, we rely on the agency and AAA-rating of the securities supplemented with additional due diligence.
      With regard to loan originations, factors such as FICO (“FICO” is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models) score, LTV, debt-to-income ratio, and other borrower and collateral factors are evaluated. Credit enhancement features, such as mortgage insurance may also be factored into the credit decision. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.
      Our loan originations are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing. In addition, in the supply constrained housing markets we focus on, housing values tend to be high and, generally, underwriting standards for higher value homes require lower LTVs and thus more owner equity further mitigating credit risk. Finally, the higher housing value/mortgage loan financing markets allow for more cost efficient origination volume in terms of dollars and units.
Other Risk Factors

Our business strategy partially depends on our ability to originate prime adjustable-rate and hybrid mortgage loans for our portfolio.
      Our portfolio of prime adjustable-rate and hybrid mortgage loans will, over time, be comprised primarily of mortgage loans that we originate through NYMC. If NYMC is not able to originate prime adjustable-rate and hybrid mortgage loans that meet our investment criteria at the volumes we expect, the time required for, and the cost associated with, building our portfolio may be greater than expected, which could have an adverse effect on our results of operations and our ability to make distributions to our stockholders.

Our mortgage loan originations historically have been concentrated in specific geographic regions and any adverse market or economic conditions in those regions may have a disproportionately adverse effect on the ability of our customers to make their loan payments.
      Our mortgage loan originations have been and may in the future be concentrated in specific geographic regions — predominantly in the mid-Atlantic, Northeast and New England regions of the United States. Adverse market or economic conditions in a particular region may disproportionately increase the risk that borrowers in that region will be unable to make their mortgage payments. In addition, the market value of the real estate securing those mortgage loans could be adversely affected by adverse market and economic conditions in that region. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in that geographic region could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, and business prospects.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations.
      We believe the risks associated with our business will be more acute during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing home to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, and business prospects.

Our hedging transactions may limit our gains or result in losses.
      We use derivatives, primarily interest rate swaps and caps, to hedge our liabilities and this has certain risks, including the risk that losses on a hedging transaction will reduce the amount of cash available for distribution to our stockholders and that such losses may exceed the amount invested in such instruments. Our board of directors has adopted a general policy with respect to the use of derivatives, and which generally allows us to use derivatives when we deem appropriate for risk management purposes, but does not set forth specific guidelines. To the extent consistent with maintaining our status as a REIT, we may use derivatives, including interest rate swaps and caps, options, term repurchase contracts, forward contracts and futures contracts, in our risk management strategy to limit the effects of changes in interest rates on our operations. However, a hedge may not be effective in eliminating the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives in a hedging transaction.

We may be subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.
      When we originate mortgage loans, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and employment and income documentation. If any of this information is misrepresented or falsified and if we do not discover it prior to funding a loan, the actual value of such loan may be significantly lower than anticipated. As a practical matter, we generally bear the risk of loss associated with a misrepresentation whether it is made by the loan applicant, the mortgage broker, another third party or one of our employees. A loan subject to a material misrepresentation is typically unsaleable or is subject to repurchase or substitution if it is sold or securitized prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew about the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect any monetary losses from them that we may have suffered.

Our operations are subject to a body of complex laws and regulations at the federal, state and local levels.
      We must comply with the laws, rules and regulations, as well as judicial and administrative decisions, of all jurisdictions in which we originate mortgage loans, as well as an extensive body of federal laws, rules and regulations. The volume of new or modified laws, rules and regulations applicable to our business has increased in recent years and individual municipalities have also begun to enact laws, rules and regulations that restrict or otherwise affect loan origination activities, and in some cases loan servicing activities. The laws, rules and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. It may be more difficult to identify comprehensively, to interpret accurately, to program properly our information systems and to effectively train our personnel with respect to all of these laws, rules and regulations, thereby potentially increasing the risks of non-compliance with these laws, rules and regulations.
      Our failure to comply with these laws, rules and regulations can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of state licenses or permits required for continued lending and servicing operations;

•	legal defenses causing delay or otherwise adversely affecting our ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.
Seasonality
      Loan originations and payoffs are typically at their lowest levels during the first and fourth quarters of the year due to a reduced level of home buying activity during the colder months and while schools are in session. Loan originations and payoffs generally increase during the warmer months, beginning in March and continuing through October. The Company typically experiences higher earnings in the second and third quarters and lower earnings in the first and fourth quarters from its loan origination segment.
Competition
      We face intense competition from finance and mortgage banking companies, other mortgage REITs, internet-based lending companies where entry barriers are relatively low, and, to a growing extent, from traditional bank and thrift lenders that have increased their participation in the mortgage industry. As we expand our loan origination business further and build a portfolio of mortgage loans and mortgage-backed securities, we face a significant number of additional competitors, many of whom will be well established in the markets we seek to operate. Some of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do.
      We anticipate that the majority of our competition will be in the mortgage industry. In addition to mortgage banking companies, internet-based lending companies, traditional banks and thrift lenders, the government sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the mortgage industry. While the government sponsored entities presently do not have the legal authority to originate mortgage loans, they do have the authority to buy loans. If as a result of their purchasing practices, these government sponsored entities experience significantly higher-than-expected losses, the experience could adversely affect overall investor perception of the mortgage industry.
      Competition in the industry can take many forms, including lower interest rates and fees, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price and quality competition in the mortgage industry. Price competition could cause us to lower the interest rates that we charge borrowers, which could lower the value of our loans we sell or retain in our portfolio. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well. If we do not relax underwriting standards in response to our competitors, we may lose market share. If we relax our underwriting standards in response to price competition, we may be exposed to higher credit risk without receiving higher pricing to compensate for the higher risk. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.
Personnel
      The Company recruits, hires and retains individuals with the specific skills that complement its corporate growth and business strategies. As of December 31, 2004, we employed 782 people. Of this number, 344 were loan officers dedicated to originating loans. The number of employees at December 31, 2003 was 335, of which 142 were loan officers dedicated to originating loans.

Certain Federal Income Tax Considerations and Our Status as a REIT
      We have elected to be taxed as a REIT under the federal income tax laws. As such, we operate in such a manner as to qualify for taxation as a REIT under the federal income tax laws, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.
      As a REIT, we generally will not be subject to federal income tax on the REIT taxable income that we distribute to our stockholders, but taxable income generated by NYMC, our taxable REIT subsidiary, is subject to regular corporate income tax. The benefit of REIT tax status is a tax treatment that avoids “double taxation,” or taxation at both the corporate and stockholder levels, that generally applies to distributions by a corporation to its stockholders.

Summary Requirements for Qualification

Organizational Requirements
      A REIT is a corporation, trust, or association that meets each of the following requirements:

1) It is managed by one or more trustees or directors.

2) Its beneficial ownership is evidenced by transferable shares, or by transferable certificates of beneficial interest.

3) It would be taxable as a domestic corporation, but for the REIT provisions of the federal income tax laws.

4) It is neither a financial institution nor an insurance company subject to special provisions of the federal income tax laws.

5) At least 100 persons are beneficial owners of its shares or ownership certificates.

6) Not more than 50% in value of its outstanding shares or ownership certificates is owned, directly or indirectly, by five or fewer individuals, which the federal income tax laws define to include certain entities, during the last half of any taxable year.

7) It elects to be a REIT, or has made such election for a previous taxable year, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status.

8) It meets certain other qualification tests, described below, regarding the nature of its income and assets.
      We must meet requirements 1 through 4 during our entire taxable year and must meet requirement 5 during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.
      Qualified REIT Subsidiaries. A corporation that is a “qualified REIT subsidiary” is not treated as a corporation separate from its parent REIT. All assets, liabilities, and items of income, deduction, and credit of a “qualified REIT subsidiary” are treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A “qualified REIT subsidiary” is a corporation, all of the capital stock of which is owned by the REIT. Thus, in applying the requirements described herein, any “qualified REIT subsidiary” that we own will be ignored, and all assets, liabilities, and items of income, deduction, and credit of such subsidiary will be treated as our assets, liabilities, and items of income, deduction, and credit.
      Taxable REIT Subsidiaries. A REIT is permitted to own up to 100% of the stock of one or more “taxable REIT subsidiaries,” or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

      A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. We have elected for NYMC to be treated as a TRS. NYMC is subject to corporate income tax on its taxable income, which is its net income from loan originations and sales.

Qualified REIT Assets
      On the last day of each calendar quarter, at least 75% of the value of our assets (which includes any assets held through a qualified REIT subsidiary) must consist of qualified REIT assets — primarily, real estate, mortgage loans secured by real estate, and certain mortgage-backed securities (“Qualified REIT Assets”), government securities, cash, and cash items. We believe that substantially all of our assets are and will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% asset test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities (with an exception for securities of a qualified REIT subsidiary or of a taxable REIT subsidiary). In addition, the aggregate value of our securities in taxable REIT subsidiaries is limited to 20% or less of our total assets. We monitor the purchase and holding of our assets in order to comply with the above asset tests.
      We may from time to time hold, through one or more taxable REIT subsidiaries, assets that, if we held directly, could generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our stockholders.

Gross Income Tests
      We must meet the following separate income-based tests each year:

1. The 75% Test. At least 75% of our gross income for the taxable year must be derived from Qualified REIT Assets including interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or interests in real property. The investments that we have made and will continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2. The 95% Test. At least 95% of our gross income for the taxable year must be derived from the sources that are qualifying for purposes of the 75% test, and from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property. We intend to limit substantially all of the assets that we acquire to Qualified REIT Assets. Our strategy to maintain REIT status may limit the type of assets, including hedging contracts and other assets that we otherwise might acquire.

Distributions
      We must distribute to our stockholders on a pro rata basis each year an amount equal to at least (i) 90% of our taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Internal Revenue Service Tax Code, less (iii) any “excess non-cash income.” We intend to make distributions to our stockholders in sufficient amounts to meet the distribution requirement for REIT qualification.

Item 2.	PROPERTIES
      Our principal executive and administrative offices are located at 1301 Avenue of the Americas, 7th floor, New York, New York 10019. We also operate retail loan origination sales offices at 66 (34 branches and 32 branch satellite locations) locations in 12 states. All of our facilities are leased. The aggregate annual rent for these locations is approximately $3.2 million.

Item 3.	LEGAL PROCEEDINGS
      The Company is at times subject to various legal proceedings arising in the ordinary course of business. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
      Our common stock is traded on the New York Stock Exchange under the trading symbol “NTR”. As of March 21, 2005, we had 17,797,375 shares of common stock outstanding, held by 2,943 holders of record.
      The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of common stock.

	Common Stock Prices			Cash Dividends

						Paid or		Amount
	High	Low	Close	Declared		Payable		per Share

Year Ended December 31, 2004
Fourth quarter	$11.34	$8.90	$11.20	12/16/04		1/26/05		$0.24
Third quarter	9.90	8.55	9.35	9/16/04		10/26/04		0.16
Second quarter	9.15	8.69	8.86		[1]		[1]		[1]

[1]	The Company closed its IPO on June 29, 2004. As a result, no dividend for the two days of the quarter ended June 30, 2004 was declared or paid.
     In order to qualify for the tax benefits accorded to a REIT under the Code, we intend to pay quarterly dividends such that all or substantially all of our taxable income each year (subject to certain adjustments) is distributed to our stockholders. All of the distributions that we make will be at the discretion of our Board of Directors and will depend on our earnings and financial condition, maintenance of REIT status and any other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities
      On March 15, 2005 the Company closed an offering of 25,000 shares of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle, raising cash proceeds of approximately $24.2 million after deducting a $0.8 million underwriting discount. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 375 basis points, resetting quarterly. The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. These securities were offered and sold in a private placement under Section 4(2) of the Securities Act of 1933, as amended. Cohen Bros. & Company acted as the underwriter.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      The Company has not purchased any of its registered equity securities in the twelve months ended December 31, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

	Number of Securities to	Weighted Average	Number of Securities
	be Issued upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	556,500	$9.57	224,216

Item 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data is derived from our audited consolidated financial statements and the notes thereto for the periods presented and should be read in conjunction with the more detailed information therein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Operating results are not necessarily indicative of future performance.
      The following selected financial data is derived from our audited consolidated financial statements. The selected financial data as of and for the year ended December 31, 2004 includes the operations of NYMT and its consolidated subsidiaries. Included in the selected financial data for the year ended December 31, 2004 are the results of NYMT for the year-to-date period beginning June 29, 2004 (the closing date of NYMT’s IPO) and NYMC for the year-to-date period beginning January 1, 2004. Prior to the IPO of NYMT, NYMT had no operations and, as a result, for all years prior to 2004, the financial data presented is for NYMC only.
      You should not assume that the results below indicate results that we will achieve in the future, particularly because in the future we expect net interest income, rather than gain on sales of loans, to be the principal component of our revenues. The operating data are derived from unaudited financial information that we compiled.

      You should read the information below along with all the other financial information and analysis presented in this report, including our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Selected Consolidated Financial and Other Data

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Operating Data:
Revenues:
Gains on sales of mortgage loans	$20,835	$23,031	$9,858	$6,429	$3,336
Interest income	27,298	7,610	2,986	1,570	625
Brokered loan fees	6,895	6,682	5,241	3,749	4,317
Gain on sale of marketable securities	774	—	—	—	—
Miscellaneous	227	45	15	48	20

Total revenue	56,029	37,368	18,100	11,796	8,298

Salaries, commissions, and benefits	17,118	9,247	5,788	3,644	2,891
Interest expense	16,013	3,266	1,673	1,289	476
Brokered loan expenses	5,276	3,734	2,992	2,174	2,235
General and administrative expenses	13,935	7,395	3,897	2,808	2,169

Total expenses	52,342	23,642	14,350	9,915	7,771

Income before income tax benefit	3,687	13,726	3,750	1,881	527
Income tax benefit	1,260	—	—	—	—

Net income	$4,947	$13,726	$3,750	$1,881	$527

Basic income per share	$0.28	—	—	—	—
Diluted income per share	$0.27	—	—	—	—
Balance Sheet Data:
Cash and cash equivalents	$7,613	$4,047	$2,746	$1,549	$52
Investment securities available for sale	1,204,745	—	—	—	—
Loans held for investment	190,153	—	—	—	—
Loans held for sale	85,385	36,169	34,039	9,894	3,784
Due from loan purchasers	79,904	58,862	40,621	20,707	—
Total assets	1,614,762	110,081	83,004	34,561	12,592
Financing arrangements	1,475,012	90,425	73,016	29,705	10,050
Subordinated notes due to members	—	14,707	—	—	—
Total liabilities	1,495,280	110,555	76,504	30,891	10,538
Equity (deficit)	119,482	(474)	6,500	3,670	2,054

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Other Data:
Purchase originations	$1,089,499	$803,446	$469,404	$374,454	$352,634
Refinancing originations	756,006	796,879	407,827	209,748	45,753

Total originations	$1,845,505	$1,600,325	$877,231	$584,202	$398,387

Fixed-rate originations	$878,749	$890,172	$518,382	$398,056	$191,981
Adjustable-rate originations	966,756	710,153	358,849	186,146	206,406

Total originations	$1,845,505	$1,600,325	$877,231	$584,202	$398,387

Weighted average middle credit score non-FHA [1]	$715	—	—	—	—
Weighted average middle credit score all originations	$703	719	716	713	714
Total mortgage sales ($000)	$1,435,340	$1,234,848	$633,223	$404,470	$170,574
Brokered originations ($000)	$410,052	$365,477	$244,008	$179,732	$209,345
Weighted average whole loan sales price over par	2.02%	1.75%	1.52%	1.37%	1.27%
Salaries, general and administrative expense as a percentage of total loans originated	1.68%	1.04%	1.10%	1.10%	1.27%
Number of locations at period end	66	15	13	7	3
Number of employees at period end	782	335	184	147	117
Dividends declared per common share	$0.40	—	—	—	—

[1]	Beginning near the end of the first quarter of 2004, our volume of FHA loans increased; prior to such time the volume of FHA loan originations was immaterial. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
      The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The discussion and analysis is derived from the consolidated operating results and activities of New York Mortgage Trust, Inc. (also referred to hereinafter as the “Company,” “we,” “us,” and “our”).
      We are a fully integrated, self-advised residential mortgage finance company, formed to initiate a residential mortgage securitization business through our acquisition of NYMC, a residential mortgage banking company, concurrently with our initial public offering (“IPO”). NYMC, our wholly-owned taxable REIT subsidiary, originates mortgage loans of all types, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. Historically, NYMC has sold all of the loans it originates to third parties, and has also brokered loans to other mortgage lenders prior to funding. NYMC, which originates residential mortgage loans through a network of 34 full service branch loan origination locations and 32 satellite loan origination locations, is presently licensed or authorized to do business in 40 states and the District of Columbia. On June 29, 2004, we closed our IPO, selling 15 million shares of our common stock at a price to the public of $9.00 per share and raising net proceeds of approximately $122.0 million after deducting the underwriters’ discount and other offering expenses. We have elected to be taxed as a REIT for federal income tax purposes.

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
      As we aggregate a large enough portfolio comprised mainly of retained mortgage loans originated by us, we intend to securitize such loans. We anticipate that the securitization transactions through which we finance the adjustable-rate and hybrid mortgage loans that we retain will be structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans will remain on our consolidated balance sheet as assets with the securitization debt recorded as a liability. Our first securitization of such loans occurred on February 25, 2005.
      Our Company earns net interest income from purchased residential mortgage-backed securities and adjustable-rate mortgage loans and securities originated through NYMC. We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with origination, financing, managing, securitizing and reserving for these investments.
      Our business is affected by a variety of economic and industry factors which management considers. The most significant risk factors management considers while managing the business and which could have a materially adverse effect on the financial condition and results of operations are:

•	a decline in the market value of our assets due to rising interest rates;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	a decrease in the demand for mortgage loans due to a period of rising interest rates may adversely affect our earnings;

•	our ability to originate prime adjustable-rate and hybrid mortgage loans for our portfolio;

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity;

•	the potential for increased borrowing costs and its impact on net income;

•	our ability or inability to use derivatives to mitigate our interest rate and prepayment risks;

•	a prolonged economic slow down, a lengthy or severe recession or declining real estate values could harm our operations;

•	if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	compliance with REIT requirements might cause us to forego otherwise attractive opportunities.

Post IPO Acquisition
      On November 15, 2004, the Company acquired 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from Guaranty Residential Lending, Inc. The Company acquired an existing pipeline of approximately $300 million in locked and unlocked mortgage applications in conjunction with the branch acquisition. The mortgage pipeline and other assets (primarily furniture, fixtures and computer hardware and software) had a purchase price of approximately $550,000 and $760,000, respectively. In addition, the Company will pay a $250,000 contingency premium to the seller provided that the former loan officers of the seller become employed by the Company and originate, close and fund $2 billion in mortgage loans during the twelve month period after the closing date of the transaction. The Company also assumed selected monthly lease obligations of approximately $142,000 and hired approximately 275 new loan origination and support personnel. As a result of this acquisition, the Company’s annual mortgage originations are expected to approximately double.
Recent Developments
      On February 25, 2005, the Company completed its first loan securitization of approximately $419 million of high-credit quality, first-lien, adjustable rate mortgages and hybrid adjustable rate mortgages (collectively “ARM” loans) through New York Mortgage Trust 2005-1 (the “Trust”).
      On March 15, 2005, the Company closed a private offering of $25 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate resetting quarterly equal to three-month LIBOR plus 375 basis points. The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010.
Overview of Performance
      For the year ended December 31, 2004, we reported net income of approximately $4.9 million, or $0.27 per diluted share, as compared to net income of $13.7 million for the same period of 2003. Our revenues were driven largely from loan originations during the period. The decline in net income is attributed to a decrease in gain on sale revenues as a result of decreased gain on sale margins in 2004, the execution of our core business strategy to retain selected originated loans in portfolio (thus forgoing the gain on sale premiums we would have otherwise received when such loans are sold to third parties), and increased expenses incurred for and subsequent to the acquisition of multiple retail loan origination locations during 2004 and infrastructure enhancements to accommodate increased loan origination capacity. For the quarter and year ended December 31, 2004, we originated $632.6 million and $1.8 billion in residential mortgage loans, respectively, as compared to $340.0 million and $1.6 billion for the same periods of 2003. The increase in our loan origination levels for the quarter and year ended December 31, 2004 as compared to the quarter and year ended December 31, 2003 is the result of the addition of sales personnel and branch offices primarily in new and underserved markets. Total employees increased to 782 at December 31, 2004 from 335 at December 31, 2003. Included in the total number of employees, the number of loan officers dedicated to originating loans increased to 344 at December 31, 2004 from 142 at December 31, 2003. Full service loan origination locations increased to 34 offices and 32 satellite loan origination locations at December 31, 2004 from 15 locations at December 31, 2003.

Summary of Operations and Key Performance Measurements
      For the year ended December 31, 2003, our net income was highly dependent upon our mortgage lending operations and originations (our “mortgage lending segment”), which include the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties. Subsequent to our IPO our net income was dependent on self-originated and purchased investments in residential mortgage loans and securities (“portfolio management segment”). Our mortgage banking activities generate sizable revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest revenue from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers.
      A breakdown of our loan originations for the year ended December 31, 2004 follows:

		Aggregate		Weighted
		Principal	Percentage	Average
	Number	Balance	of Total	Interest	Average
Description	of Loans	($000’s)	Principal	Rate	Loan Size

Purchase mortgages	4,404	$1,089.5	59.0%	5.625%	$247,388
Refinancings	3,649	756.0	41.0%	5.638%	207,182

Total	8,053	$1,845.5	100.0%	5.631%	$229,170

Adjustable rate or hybrid	3,250	$966.8	52.4%	5.016%	$297,463
Fixed rate	4,803	878.7	47.6%	6.307%	182,958

Total	8,053	$1,845.5	100.0%	5.631%	$229,170

Bankered	6,882	$1,435.4	77.8%	5.802%	$208,597
Brokered	1,171	410.1	22.2%	5.030%	350,076

Total	8,053	$1,845.5	100.0%	5.631%	$229,170

      The key performance measures for our origination activities are:

•	dollar volume of mortgage loans originated;

•	relative cost of the loans originated;

•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and

•	return on our mortgage asset investments and the related management of interest rate risk.
      Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.
Known Material Trends and Commentary
      The U.S. residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from approximately $3.2 trillion at the end of 1993 to approximately $7.3 trillion as of December 31, 2003, according to The Bond Market Association and the Federal Reserve. The residential mortgage loan market is the largest consumer finance market in the United States. According to the 1-to-4 Family Mortgage Originations, 1990-2002: Total, Refi Share, and ARM Share, Annual, 1990 to 2002, Report of the Mortgage Bankers Association (“MBAA”), lenders in the United States originated more than $2.85 trillion in one to four family mortgage loans in 2002, while the February 15, 2005 Mortgage Finance Forecast of the MBAA estimated that lenders originated approximately $2.86 trillion in 2004. In the February forecast, the MBAA projects mortgage loan volumes will fall to $2.60 trillion in 2005 and $2.27 trillion in 2006, respectively, primarily attributable to an expected continued decline in the volume of refinancing of existing loans relative to 2003 and 2004:

			Forecasted
Total U.S. 1-to-4 Family		2004	Percentage
Mortgage Originations	2003	Forecast	Change

	(Dollars in billions)
Purchase mortgages	$1,280	$1,597	24.8%
Refinancings	2,530	1,268	(49.9)%

Total	$3,810	$2,865	(24.8)%

Source: February 15, 2005 Mortgage Finance Forecast of the MBAA
      The following table summarizes the Company’s loan origination volume and characteristics for the year ended December 31, 2004 relative to our prior year historical origination production and expected industry trends for total U.S. 1-to-4 family mortgage originations as forecast in the February 15, 2005 Mortgage Finance Forecast of the MBAA. For the year ended December 31, 2004, our total loan originations increased 15.3% over the comparable period for 2003. This increase contrasts favorably with the decline forecasted in the February 15, 2005 Mortgage Finance Forecast of the MBAA, which estimates an industry decline for the period of (24.8)% for total originations:
Our Total Mortgage Originations

			Percentage Change
			from Prior Year
	Total Mortgage
	Originations			MBAA
			NYMC	Industry
	2003	2004	Actual	Forecast

	($ Million)
1st Quarter	$361.4	$283.5	(21.6)%	(19.5)%
2nd Quarter	412.9	514.0	24.5%	(9.4)%
3rd Quarter	486.3	415.4	(14.6)%	(44.0)%
4th Quarter	339.8	632.6	86.2%	6.0%

Full Year	$1,600.4	$1,845.5	15.3%	(24.8)%

      With regard to purchase mortgage originations, statistics from the MBAA indicate that the volume of purchase mortgages year after year steadily increase throughout various economic and interest rate cycles. While management is unable to predict borrowing habits, historical trends indicate that the purchase mortgage market is relatively stable and growing. For the year ended December 31, 2004, our purchase mortgage originations have increased by $280.2 million or 34.9% over the comparable period for the prior year. This increase presently exceeds the 24.8% increase forecasted by the February 15, 2005 Mortgage Finance Forecast of the MBAA for total U.S. 1-to-4 family purchase mortgage originations for the full year 2004.
Our Total Purchase Mortgage Originations

	Total Purchase
	Mortgage
	Originations		Percentage
			Change from
	2003	2004	Prior Year

	($ Million)
1st Quarter	$208.5	$169.3	(18.8)%
2nd Quarter	173.7	273.3	57.3%
3rd Quarter	218.2	274.6	25.8%
4th Quarter	203.2	366.6	80.4%

Full Year	$803.6	$1,083.8	34.9%

      For the year ended December 31, 2004, our originations of mortgage refinancings have decreased by $35.0 million or 4.4% versus the comparable period for the prior year. This 4.4% decline in our origination of mortgage refinancings is less severe than the 49.9% decline for total U.S. 1-to-4 family refinance mortgage originations for the full year 2004 estimated in the February 15, 2005 Mortgage Finance Forecast of the MBAA.
Our Total Refinance Mortgage Originations

	Total Refinance
	Mortgage
	Originations		Percentage
			Change from
	2003	2004	Prior Year

	($ Million)
1st Quarter	$152.9	$114.2	(25.3)%
2nd Quarter	239.2	240.7	0.6%
3rd Quarter	268.1	140.8	(47.5)%
4th Quarter	136.6	260.3	90.6%

Full Year	$796.8	$756.0	(5.1)%

      For the year ended December 31, 2004, NYMC’s purchase loan originations represented 58.7% of NYMC’s total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 55.7% for one-to-four family mortgage loans as estimated in the February 15, 2005 Mortgage Finance Forecast of the MBAA. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the expected industry-wide decline in origination volume. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe this strategy enables us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.
      We depend on the capital markets to finance the mortgage loans we originate. In the short-term, we finance our mortgage loans using “warehouse” lines of credit and “aggregation” lines provided by commercial and investment banks. As we execute our business plan of securitizing self-originated mortgage loans, we will issue bonds from our loan securitizations and will own such bonds although we may sell the bonds to large, institutional investors at some point in the future. These bonds and some of our mortgage loans may be financed with reverse repurchase agreements with well capitalized commercial and investment banks. Commercial and investment banks have provided significant liquidity to finance our operations through these various financing facilities. While management cannot predict the future liquidity environment, we are currently unaware of any material reason to prevent continued liquidity support in the capital markets for our business. See “Liquidity and Capital Resources” below for further discussion of liquidity risks and resources available to us.
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

We have not changed our guidelines or pricing in response to this activity nor do we have any plans to make such changes at this time.
      State and local governing bodies are focused on the mortgage lending business and the fees borrowers incur in obtaining a mortgage loan — generally termed “predatory lending” within the mortgage industry. In several instances, states or local governing bodies have imposed strict laws on lenders to curb such practices. To date, these laws have had an insignificant impact on our business. We have capped fee structures consistent with those adopted by federal mortgage agencies and have implemented rigid processes to ensure that our lending practices are not predatory in nature.
Description of Businesses

Mortgage Lending
      Our mortgage lending operations are significant to our financial results as they produce the loans that ultimately will collateralize the mortgage securities that we will hold in our portfolio. We primarily originate prime, first lien residential mortgage loans and, to a lesser extent second mortgage loans, home equity lines of credit, and bridge loans. We originate all types of mortgage loan products including adjustable-rate mortgages (“ARM”) which may have an initial fixed rate period, and fixed-rate mortgages. Since the completion of our IPO, we have begun to retain and aggregate our self-originated, high-quality, shorter-term ARM loans in order to pool them into mortgage securities. The fixed rate loans we originate and any ARM loans not meeting our investment criteria continue to be sold to third parties. For the years ended December 31, 2004 and 2003, we originated $1.4 billion and $1.2 billion in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $20.8 million and $23.0 million for the years ended December 31, 2004 and 2003, respectively.
      We also broker loans to third party mortgage lenders for which we receive a broker fee. For the years ended December 31, 2004 and 2003, we originated $410.1 million and $365.5 million in brokered loans, respectively. We recognized net brokering income totaling $1.6 million and $2.9 million during the years ended December 31, 2004 and 2003, respectively.
      Our wholly-owned subsidiary, NYMC, originates all of the mortgage loans we retain, sell or broker. On mortgages to be sold, we underwrite, process and fund the mortgages originated by NYMC.
      A significant risk to our mortgage lending operations is liquidity risk — the risk that we will not have financing facilities and cash available to fund and hold loans prior to their sale or securitization. We maintain lending facilities with large banking and investment institutions to reduce this risk. On a short-term basis, we finance mortgage loans using warehouse lines of credit and repurchase agreements. Details regarding available financing arrangements and amounts outstanding under those arrangements are included in “Liquidity and Capital Resources” below.

Mortgage Portfolio Management
      Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the preceding section. Beginning in July 2004, we began to implement our business plan of investing in high quality, adjustable rate mortgage related securities and residential loans. Our mortgage portfolio, consisting primarily of residential mortgage-backed securities and mortgages loans held for investment generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

•	invest in mortgage-backed securities originated by others, including ARM securities and CMO floaters;

•	invest in assets generated primarily from our self-origination of high-quality, single-family, residential mortgage loans;

•	operate as a long-term portfolio investor;

•	finance our portfolio by entering into reverse repurchase agreements and as we aggregate mortgage loans for investment, will issue mortgage-backed bonds from time to time; and

•	generate earnings from the return on our mortgage securities and spread income from the mortgage loan portfolio.
      A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARMs, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from two to five years. Our funding costs are generally not constant or fixed. As a result, we use derivative instruments (interest rate swaps and interest rate caps) to mitigate the risk of our cost of funding increasing or decreasing at a faster rate than the interest on the loans (both those on the balance sheet and those that serve as collateral for mortgage securities).
      As of December 31, 2004 our mortgage securities portfolio consisted of 100% AAA- rated or FNMA/ FHLMC mortgage securities. This allows the company to obtain excellent financing rates as well as enhanced liquidity. The loans held for securitization consisted of high quality prime adjustable rate mortgages with initial reset periods of no greater than 5 years. The loan portfolio has had no credit losses to date. As the loan portfolio is only 8 months old we understand that this statistic will have more meaning over time. Our portfolio strategy for ARM loan originations is to acquire only high credit quality ARM loans for our securitization process thereby limiting any future potential losses.

Investment Securities-Available For Sale Characteristics
      The following tables present various characteristics of our investment securities and mortgage loan portfolios as of December 31, 2004.
Characteristics of Our Investment Securities:

	Carrying	Sponsor or	% of
	Value	Rating	Portfolio

Credit
Agency REMIC CMO Floating Rate	$65,557,917	FNMA/FHLMC	5%
FHLMC Agency ARMs	145,376,012	FHLMC	12%
FNMA Agency ARMs	452,913,944	FNMA	38%
Private Label ARMs	540,896,841	AAA	45%

Total	$1,204,744,714		100%

			Weighted
	Carrying	% of	Average
	Value	Portfolio	Coupon

Interest Rate Repricing
<6 Months	$117,405,155	10%	3.29
<24 Months	96,652,835	8%	3.39
<36 Months	684,075,544	57%	4.32
<60 Months	306,611,180	25%	4.75

Total	$1,204,744,714	100%	4.26

Characteristics of Our Mortgage Loans Held for Investment:

	Average	High	Low

General Loan Characteristics:
Original Loan Balance	$718,657	$3,000,000	$70,000
Coupon Rate	4.62%	6.00%	2.50%
Gross Margin	2.41%	3.25%	1.13%
Lifetime Cap	10.84%	11.88%	9.25%
Original Term (Months)	360	360	360
Remaining Term (Months)	356	360	340

Percentage

Arm Loan Type
Traditional ARMs	15.3%
2/1 Hybrid ARMs	2.0
3/1 Hybrid ARMs	58.2
5/1 Hybrid ARMs	24.5

Total	100.0%

Percent of ARM loans that are Interest Only	92.4%

Percentage

Traditional ARMs — Periodic Caps
None	69.8%
1%	28.6
Over 1%	1.6

Total	100.0%

Percentage

Hybrid ARMs — Initial Cap
3.00% or less	61.4%
3.01%-4.00%	1.4
4.01%-5.00%	9.3
5.01%-6.00%	27.9

Total	100.0%

Percentage

FICO Scores
650 or less	4.5%
651 to 700	19.0
701 to 750	34.1
751 to 800	40.1
801 and over	2.3

Total	100.0%

Average FICO Score	739

Percentage

Loan to Value (LTV)
50% or less	8.4%
50.01%-60.00%	10.6
60.01%-70.00%	22.8
70.01%-80.00%	58.2

Total	100.0%

Average LTV	68.1%

Percentage

Property Type
Single Family	63.3%
Condominium	14.1
Cooperative	9.0
Planned Unit Development	8.7
Two to Four Family	4.9

Total	100.0%

Percentage

Occupancy Status
Primary	86.8%
Secondary	9.7
Investor	3.5

Total	100.0%

Percentage

Documentation Type
Full	53.3%
Reduced	40.3
Stated	4.6
No Ratio	0.9
No Documentation	0.9

Total	100.0%

Percentage

Loan Purpose
Purchase	74.4%
Cash out refinance	19.5
Rate & term refinance	6.1

Total	100.0%

Percentage

Geographic Distribution: 5% or more in any one state
CA	51.3%
NY	30.7
NJ	5.5
Other (less than 5% individually)	12.5

Total	100.0%

      The following table presents the components of our net interest income on our investment portfolio of mortgage securities and loans for the year ended December 31, 2004:

		Average	Effective
Net Interest Income Components	Amount	Balance	Rate

		($ Millions)
Interest Income
Investment securities	$21,265,292
Mortgage loans held for investment	723,473
Amortization of premium	(1,666,863)

Net investment securities and loans	20,321,902	$1,041.8	3.90%
Cash and cash equivalents	72,075	9.3	2.45%

Total net interest income	$20,393,977	$1,051.1	3.89%
Interest Expense
Reverse repurchase agreements	$8,759,132	$930.1	1.78%
Warehouse borrowings	487,683	32.7	2.72%
Interest rate swaps and caps	3,222,764		1.15%

Total interest expense	$12,469,579	$962.8	2.52%

Net Interest Income	$7,924,398		1.37%

Significance of Estimates and Critical Accounting Policies
      We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, (“GAAP”), many of which require the use of estimates, judgments and assumptions that affect reported amounts. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. Changes in the estimates and assumptions could have a material effect on these financial statements. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure.
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

      Investment Securities Available for Sale. Our investment in agency and “AAA” - rated adjustable-rate residential mortgage-backed securities are classified as available for sale securities. Available for sale securities are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.
      The fair values of the Company’s residential mortgage-backed securities are generally based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.
      In March 2004, the EITF reached a consensus on Issue No 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other-than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment.
      Mortgage Loans Held for Sale. Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgage loans are carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis, less an estimate of the costs to close the loan, less the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.
      Transfers of Assets. A transfer of mortgage loans or mortgage securities in which we surrender control over the financial assets is accounted for as a sale. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests, if any, based on their relative fair value at the date of transfer. To determine fair value, we estimate fair value based on the present value of future expected cash flows using management’s best estimate of the key assumptions, including credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. When we retain control over transferred mortgage loans or mortgage securities (such as under a repurchase agreement), the transaction is accounted for as a secured borrowing.
      The following is a description of the methods we have historically used to transfer assets, including the related accounting treatment under each method.

•	Whole Loan Sales. Whole loan sales represent loans sold on a servicing released basis wherein the servicing rights with respect to the loans are transferred to the purchaser concurrently with the sale of the loan. Gains and losses on whole loan sales are recognized in the period the sale occurs and we have determined that the criteria for sale treatment has been achieved primarily by the surrender of control over the assets transferred. We generally have an obligation to repurchase whole loans sold in circumstances in which the borrower fails to make one of the first three payments. Additionally, we are also generally required to repay all or a portion of the premium we receive on the sale of whole loans in the event that the loan prepays in its entirety within a period of one year after origination.

•	Loans and Securities Sold Under Repurchase Agreements. Repurchase agreements represent legal sales of loans or mortgage securities and an agreement to repurchase the loans or mortgage securities at a later date. Repurchase agreements are accounted for as secured borrowings because the company has not surrendered control of the transferred assets.
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
      Interest is recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case beyond when payment on a loan becomes 90 days delinquent. Interest collected on loans for which accrual has been discontinued is recognized as income upon receipt.
      We establish an allowance for loan losses based on our estimate of credit losses inherent in the Company’s investment portfolio of residential loans held for investment. Our portfolio mortgage loans held for investment are collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon the assessment of management of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required and the potential for imprecision.
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
      As we retain a portfolio of loans for securitization, we will comply with the provisions of Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, related to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. We anticipate that our securitizations will be treated as secured financings under SFAS No. 140. Our strategy of retaining on our balance sheet certain mortgage loans held for investment and included in our securitization pools will reduce the number of loans NYMC sells and, therefore, our total gains on sales of mortgage loans for financial accounting purposes will be lower than NYMC has historically recognized.
      Derivative Financial Instruments. We generally hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

      In order to reduce these risks, we enter into interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. We also enter into interest rate cap agreements whereby, in exchange for a fee, we are reimbursed for interest paid in excess of a certain capped rate.
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
      For derivative instruments that are designated and qualify as a cash flow hedge (meaning hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.
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
      We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. To this end, terms of the hedges are matched closely to the terms of hedged items.
      We have also developed risk management programs and processes designed to manage market risk associated with normal mortgage banking and mortgage-backed securities investment activities.
      In the normal course of our mortgage loan origination business, we enter into contractual interest rate lock commitments, or IRLCs, to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by our origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. The IRLCs are considered undesignated or free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. Mark to market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs to originate the loan. Beginning in the second quarter of 2004, the fair value of IRLCs are valued in accordance with SEC Staff Accounting Bulletin 105 which requires the exclusion of servicing rights cash flows prior to mortgage loans sold with servicing retained. The company currently sells all of its mortgage loans servicing released.
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
      Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. As previously described herein, we plan to regularly securitize our mortgage loans and retain beneficial interests created. In addition, we may purchase such beneficial interests from third parties. For certain of our purchased and retained beneficial interests in securitized financial assets we will follow the guidance in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows generated from the securitized asset’s underlying collateral from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we will calculate revised yields based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yields are then applied prospectively to recognize interest income.
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

Financial Highlights for the Year Ended December 31, 2004

•	IPO of 15 million shares at $9.00 per share raising approximate net proceeds of $122 million;

•	Full investment of IPO proceeds with initial investment of approximately $1.2 billion in AAA-rated and/or FNMA or FHLMC residential mortgage-backed securities;

•	Total assets increased to $1.6 billion as of December 31, 2004 from $110.1 million as of December 31, 2003; and

•	Approximately 15.6% growth in loan originations of $1.85 billion for the year ended December 31, 2004 as compared to $1.60 billion for the year ended December 31, 2003 and relative to an overall industry decline of 24.8% for 2004 as projected by the MBAA.
Results of Operations and Financial Condition
      Our results of operations for our mortgage lending segment during a given period typically reflect the total volume of loans originated and closed by us during that period. The volume of closed loan originations generated by us in any period is impacted by a variety of factors. These factors include:

•	The demand for new mortgage loans. Reduced demand for mortgage loans causes closed loan origination volume to decline. Demand for new mortgage loans is directly impacted by current interest rate trends and other economic conditions. Rising interest rates tend to reduce demand for new mortgage loans, particularly demand for loan refinancings, and falling interest rates tend to increase demand for new mortgage loans, particularly loan refinancings.

•	Loan refinancing and home purchase trends. As discussed above, the volume of loan refinancings tends to increase following declines in interest rates and to decrease when interest rates rise. The volume of home purchases is also affected by interest rates, although to a lesser extent than refinancing volume. Home purchase trends are also affected by other economic changes such as inflation, improvements in the stock market, unemployment rates and other similar factors.

•	Seasonality. Historically, according to the MBAA, loan originations during late November, December, January and February of each year are typically lower than during other months in the year due, in part, to inclement weather, fewer business days (due to holidays and the short month of February), and the fact that home buyers tend to purchase homes during the warmer months of the year. As a result, loan volumes tend to be lower in the first and fourth quarters of a year than in the second and third quarters.

•	Occasional spikes in volume resulting from isolated events. Mortgage lenders may experience spikes in loan origination volume from time to time due to non-recurring events or transactions. For example, we were able to complete an unusually large and non-recurring mass closing of 347 condominium unit mortgage loans for which we negotiated a bulk end-loan commitment for condominium buyers in the Ruppert Homes Project in the first quarter of 2003. This one time event increased our closed loan origination volume during the first quarter of 2003 by over 30%.
      The mortgage banking industry witnessed record levels of closed loan originations beginning in mid-2002 and continuing throughout 2003, due primarily to the availability of historically low interest rates during that period. These historically low interest rates caused existing home owners to refinance their mortgages at record levels and induced many first-time home buyers to purchase homes and many existing home owners to purchase new homes. We, like most industry participants, enjoyed a record increase in our volume of closed loan originations during that period. During the first quarter of 2004, the Federal Reserve Bank of the United States signaled that moderate increases in interest rates were likely to occur during and after the second quarter of 2004 and followed up with its first increase in interest rates in four years with measured, continued increases to-date. This reduced the volume and pace of refinance activity from the peak levels experienced by the industry in 2003.

      The September 17, 2004 Mortgage Finance Forecast of the MBAA indicated that closed loan originations in the industry for 2003 totaled $3.81 trillion. In its February 15, 2005 Mortgage Finance Forecast, the MBAA forecast that closed loan originations in the industry will decline to approximately $2.86 trillion in 2004 and $2.60 trillion in 2005. These forecasts predict growth in purchase originations and a decline in refinancings during 2004 and subsequent years. Although our origination volumes to date have continued to trend upward, these projected industry declines in the overall volume of closed loan originations may have a negative affect on our loan origination volume and net income. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the expected industry-wide decline in origination volume.

      The volume and cost of our loan production is critical to our financial results. The loans we produce generate gains as they are sold to third parties. Loans we retain for securitization serve as collateral for our mortgage securities and generate revenues through their maturity and ultimate repayment. The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for each quarter of fiscal years 2004 and 2003.

		Aggregate	Average	Weighted Average
	Number	Principal	Principal
	of Loans	Balance	Balance	LTV[1]	FICO

		($ In millions)
2004:
Fourth Quarter [2]
ARM	1,094	$330.1	$301,765	71	714
Fixed-rate	956	206.8	216,266	72	714

Subtotal — non-FHA	2,050	$536.9	$261,893	72	714
FHA	749	95.7	127,868	92	623

Total	2,799	$632.6	$226,029	75	700

Purchase mortgages	1,426	$353.3	$247,722	75	724
Refinancings	624	183.6	294,278	64	694
Subtotal — non-FHA	2,050	$536.9	$261,893	72	714

FHA	749	95.7	127,868	92	623

Total	2,799	$632.6	$226,029	75	700

Third Quarter [2]
ARM	692	$208.9	$301,875	71	718
Fixed-rate	639	145.7	228,034	71	714

Subtotal — non-FHA	1,331	$354.6	$266,425	71	716
FHA	481	60.8	126,445	92	610

Total	1,812	$415.4	$229,267	74	701

Purchase mortgages	1,019	$265.9	$260,933	73	725
Refinancings	312	88.7	284,360	63	691

Subtotal — non-FHA	1,331	$354.6	$266,425	71	716
FHA	481	60.8	126,445	92	610

Total	1,812	$415.4	$229,267	74	701

Second Quarter [2]
ARM	781	$253.4	$324,450	70	722
Fixed-rate	797	167.2	209,781	71	720

Subtotal — non-FHA	1,578	$420.6	$266,534	70	721
FHA	793	93.4	117,751	92	655

Total	2,371	$514.0	$216,772	74	709

Purchase mortgages	1,021	$262.7	$257,283	75	728
Refinancings	557	157.9	283,492	62	711

Subtotal — non-FHA	1,578	$420.6	$117,751	70	721
FHA	793	93.4	117,751	92	655

Total	2,371	$514.0	$216,772	74	709

First Quarter
ARM	458	$145.5	$317,667	70	703
Fixed-rate	613	138.0	225,057	71	704

Total	1,071	$283.5	$264,661	71	703

Purchase mortgages	650	$169.3	$260,469	75	711
Refinancings	421	114.2	271,132	64	692

Total	1,071	$283.5	$264,661	71	703

		Aggregate	Average	Weighted Average
	Number	Principal	Principal
	of Loans	Balance	Balance	LTV[1]	FICO

		($ In millions)
2003:
Fourth Quarter
ARM	502	$181.1	$360,691	69	708
Fixed-rate	705	158.7	225,127	70	707

Total	1,207	$339.8	$281,509	70	707

Purchase mortgages	749	$203.2	$271,209	75	712
Refinancings	458	136.6	298,353	61	699

Total	1,207	$339.8	$281,509	70	707

Third Quarter
ARM	585	$224.1	$383,018	68	714
Fixed-rate	1,062	262.2	246,880	67	707

Total	1,647	$486.3	$295,235	67	711

Purchase mortgages	772	$218.2	$282,537	75	717
Refinancings	875	268.1	306,439	60	706

Total	1,647	$486.3	$295,235	67	711

Second Quarter
ARM	452	$158.1	$349,624	66	691
Fixed-rate	1,051	254.8	242,478	67	713

Total	1,503	$412.9	$274,700	67	705

Purchase mortgages	647	$173.7	$268,487	74	691
Refinancings	856	239.2	279,397	61	715

Total	1,503	$412.9	$274,700	67	705

First Quarter
ARM	399	$144.1	$361,230	70	719
Fixed-rate	948	217.3	229,203	71	707

Total	1,347	$361.4	$268,311	70	712

Purchase mortgages	845	$208.5	$246,756	78	722
Refinancings	502	152.9	304,590	60	699

Total	1,347	$361.4	$268,311	70	712

[1]	Loan-to-value calculations are on first lien mortgage loans only.

[2]	Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties.

Cash and Cash Equivalents
      We had unrestricted cash and cash equivalents of $7.6 million at December 31, 2004 versus $4.0 million at December 31, 2003. This increase results from our larger operating platform as a result of our IPO and the timing of our mortgage loan closings and receipt of interest and principal payments on our securities and loan investment portfolio.

Investment Securities Available for Sale
      The following table summarizes our residential mortgage-backed securities owned at December 31, 2004, classified by type of issuer and by ratings categories:

				Portfolio
Category	Par Value	Coupon	Carrying Value	Mix	Yield

FNMA or FHLMC ARMs	$591,372,079	4.24%	$598,289,982	50%	3.84%
“AAA”- rated	537,105,436	4.39%	540,896,815	45%	4.07%
CMO floating rate security	65,577,825	3.35%	65,557,917	5%	3.56%

Total	$1,194,055,340	4.26%	$1,204,744,714	100%	3.93%

      Nearly all of these securities were purchased during the three months ended September 30, 2004 using our IPO proceeds on a leveraged basis to build our initial investment portfolio.

Mortgage Loans Held for Sale
      Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale”. We had mortgage loans held for sale of approximately $85.4 million at December 31, 2004. Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors and are carried at the lower of cost or market value. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans — held-for-sale and short-term borrowings between December 31, 2004 and December 31, 2003 are dependent on loans we have originated during the period as well as loans we have sold outright.

Mortgage Loans Held for Investment
      Loans we have originated and that meet our investment criteria are transferred into our investment portfolio and are classified as “held-for-investment”. We had mortgage loans held for investment of approximately $190.2 million at December 31, 2004. Mortgage loans held for investment represent mortgage loans originated and aggregated in portfolio and which are intended to be securitized.

Due from Loan Purchasers and Escrow Deposits — Pending Loan Closing
      We had amounts due from loan purchasers totaling approximately $79.9 million and escrow deposits pending loan closing of approximately $16.2 million as of December 31, 2004. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

Prepaid and Other Assets
      Prepaid and other assets totaled approximately $4.4 million as of December 31, 2004. Other assets consist primarily of loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

Financing Arrangements, Mortgage Loans Held for Sale/for Investment
      We have debt outstanding on our financing facilities of approximately $359.2 million as of December 31, 2004 which finance our mortgage loans held for sale. The current weighted average borrowing rate on these financing facilities is 3.28%. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans — held-for-sale and short-term borrowings between December 31, 2004 and December 31, 2003 are dependent on loans we have originated during the period as well as loans we have sold outright.

Financing Arrangements, Portfolio Investments
      We have arrangements to enter into reverse repurchase agreements, a form of collateralized borrowings, with 20 different financial institutions having a total line capacity of approximately $4.2 billion. As of December 31, 2004, there were approximately $1.1 billion reverse repurchase borrowings outstanding. Our reverse repurchase agreements typically have terms less than one-year.

Stockholders’ Equity
      Stockholders’ equity at December 31, 2004 was approximately $119.5 million and included $256,000 of unrealized gain on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Net Income
      For the year ended December 31, 2004, we had net income of approximately $4.9 million compared with net income of $13.7 million for 2003.
      Our primary sources of revenue are gain on sale of mortgage loans, fees from borrowers, fees earned on brokered loans, interest earned on portfolio investments and interest earned on mortgage loans held for sale during the interim period of funding a loan to a borrower and the ultimate sale of the loan to a third party. For the year ended December 31, 2004, total revenues increased approximately 49.7% to $56.0 million from $37.4 million for 2003.
      Interest income from our portfolio investment activities contributed approximately $20.4 million to total revenues for the year ended December 31, 2004. The third quarter of 2004 was the first quarter in which we began the execution of our portfolio investment strategy.
      Loan originations for the year ended December 31, 2004 increased to approximately $1.85 billion from $1.60 billion for 2003. The closing of a non-recurring mass closing of 347 condominium mortgage loans for the Ruppert Homes Project in the first quarter of 2003 favorably skewed the results of our gain on sale revenue in the first half of 2003 relative to the first half of 2004. In addition, some of the new branches we assumed from SIB Mortgage Corp., or SIB, in mid-March of 2004 do not charge closing costs on FHA mortgages, which reduces the fee revenue we typically would earn had these loans been other than FHA mortgage loans. During December 2004, loan originations increased due to our acquisition of GRL branches and their employees and a related loan origination pipeline of approximately $300 million.
      For the year ended December 31, 2004, total operating expenses before taxes increased approximately 121.6% to $52.3 million from $23.6 million for 2003. Interest expenses were higher for the year ended December 31, 2004, relative to the prior year as a result of the commencement of our portfolio investment strategy and the financing, through reverse repurchase arrangements, and the hedging of the $1.2 billion in mortgage securities held in our portfolio. Overall general and administrative expenses were higher for the year ended December 31, 2004, relative to the prior year, primarily from increased occupancy costs associated with NYMC’s relocation to a new corporate headquarters, increased personnel costs associated with an expansion of NYMC’s information technology, accounting, operations and marketing departments in connection with our IPO, and a non-cash charge of approximately $2.0 million in compensation expense for restricted shares issued in connection with our IPO and the issuance of performance shares to GRL employees for retention and incentive compensation for meeting certain production benchmarks as a result of our assignment and assumption of 15 GRL branches in November 2004. In addition, we had increased personnel, occupancy and promotional expenses relating to the assignment and assumption agreements with SIB and GRL with regard to a total of 23 loan origination branches and our hiring of an additional 134 employees in March 2004 and 275 employees in November 2004 — for which we incurred expenses with little offsetting revenues due to lag time in closing the new originations associated with the assumption of these branches and employees. In addition, during the third quarter of 2004, we began to incur additional expenses in order to improve and grow our operational infrastructure (increased data processing and software costs for new systems and analytical software for the mortgage securities business as well as higher general and administrative expenses) to accommodate our increased production capacity. The GRL transaction alone is expected to approximately double our current origination volume during 2005.
      Our closed loan originations for the year ended December 31, 2004 totaled 8,053 loans, a 41.2% increase over the 5,704 loans that NYMC closed during 2003. As measured by principal balance, total closed loan originations for the year ended December 31, 2004 increased approximately 15.6% to $1.85 billion from $1.60 billion during 2003, reflecting a decrease in the average balance of loans originated to approximately $229,000 in 2004 from $281,000 in 2003. The increase in loan originations during the year ended December 31, 2004 is due to increased loan origination personnel and branch offices as compared to 2003. The decrease in average loan balance is attributable primarily to the low average loan balance originated by one of the assumed SIB branches which does a relatively high volume of low balance FHA streamline refinance loans as compared to the historic loan production of NYMC in 2003.
      We do not expect to benefit from historically low interest rates in 2005. We expect to mitigate the predicted declines in loan origination volume across the industry throughout 2005 by increasing the percentage of market share we capture. We plan to accomplish this increase in market share by increasing our loan origination staff, as we did in 2004 when we hired new employees in connection with our assumption of eight branch offices from SIB at the end of the first quarter of 2004 and the hiring of personnel from 15 GRL branches during the fourth quarter of 2004. We cannot assure you; however, that an increase in the number of loan origination officers we have will successfully mitigate the decline in loan origination volume that is expected to occur as a result of reduced demand for new loans throughout the industry.

Revenues
      Gain on Sales of Mortgage Loans. During the year ended December 31, 2004, we had gains on sales of mortgage loans of approximately $20.8 million compared to $23.0 million for 2003. The 9.6% decrease in the gains on sales of mortgage loans for the year ended December 31, 2004 as compared to 2003 is attributed, in part, to a tightening of approximately 40 basis points on gain on sale spreads during 2004 relative to 2003, higher margins on loans originated for the Ruppert Homes Project in 2003 (as a result of a predictable closing date and a mass closing, we were able to sell these loans primarily in “mandatory” or bulk sales which provides for a higher premium relative to “best effort” or flow sales) and lower fee revenue from an increase in FHA mortgage loan production for which we incur closing costs rather than the borrower (since our assumption of the SIB branches in March 2004, approximately 15% of our total loan originations per month are FHA loans). The decrease in gain on sale revenues was also impacted by the initial execution of our core business strategy following our IPO in June 2004: retaining selected adjustable rate mortgages for our investment portfolio. The execution of this strategy requires that we forgo the gain on sale premiums (revenues) we would otherwise receive when we sell these loans to third-parties. Instead, the cost basis of these loans, which is far lower than the loan and its associated third-party premium, is retained on our investment portfolio with the inherent value of the loan realized over time.
      The number of mortgage loans sold during the year ended December 31, 2004 increased 44.3% to 6,881 loans from 4,770 mortgage loans sold during 2003. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans sold, increased approximately 17.1% to $1.4 billion for the year ended December 31, 2004 from $1.2 billion for the comparable period in 2003. The increase in the number of mortgage loans sold during the year ended December 31, 2004 is due to increased loan origination personnel and branch offices as compared to 2003. The slighter increase in the mortgage loan volume as measured by principal balance is due to higher FHA loan volumes which have an average balance of approximately $125,000 as compared to the average balance of approximately $209,000 for all other loans sold during the year ended December 31, 2004.
      Interest Income — Mortgage Loans Held for Sale. During the year ended December 31, 2004, we had interest income on loans that were held for sale of approximately $6.9 million compared with interest income of $7.6 million for 2003. This decrease was due to a lower weighted average of days that loans were held prior to sale to third parties offset by a slightly higher average yield due to higher prevailing interest rates relative to

2003. For the year ended December 31, 2004, the average number of days a loan was held prior to sale to a third party was 30 days as compared to 34 days for 2003. For the year ended December 31, 2004, the average interest rate for mortgage loans sold increased to 5.76% from 5.73% for 2003.
      Interest Income — Investment Securities and Loans. The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end since we began our portfolio investment activities:
Components of Net Interest Spread and Yield on Net Interest-Earning Assets

		Historical	Yield on
		Weighted	Interest
	Average Interest	Average	Earning	Cost of	Net Interest
As of the Quarter Ended	Earning Assets	Coupon	Assets	Funds	Spread

	(Dollar amounts in millions)
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
      As of December 31, 2004 the current yield on the investment portfolio, including mortgage securities and loans held for investment is approximately 3.93%; the related cost of funds including hedges totaled 2.73% resulting in a current net spread of 1.20%.
      Brokered Loan Fees. During the year ended December 31, 2004, we had revenues from brokered loans of approximately $6.9 million compared to $6.7 million for 2003. The number of brokered loans increased approximately 25.5% to 1,171 loans for the year ended December 31, 2004 from 934 loans for 2003. The aggregate principal balance of such brokered loans increased by approximately 12.2% to $410.1 million for the year ended December 31, 2004 from $365.5 million in 2003. The slight increase in brokered loan fees relative to the increase in brokered loan production was a function of lower broker commissions earned due to spread tightening in the industry during 2004.
      Gain on Sale of Securities. During the year ended December 31, 2004, we realized gains on the sale of marketable securities of $774,000 as compared to no loss or gain on the sale of marketable securities during 2003. Of this amount, a net gain of $607,000 was realized in the second quarter due to the disposition of marketable securities in anticipation of our IPO so as to avoid owning a legacy portfolio of securities which (i) did not meet our new investment guidelines, (ii) are equity securities, (iii) cannot be appropriately hedged or (iv) do not generate qualified REIT income.

Expenses
      Salaries, Commissions and Benefits. During the year ended December 31, 2004, salaries, commissions and associated payroll costs increased to $17.1 million from $9.2 million for 2003, an increase of 85.9%. The increase was primarily due to an increase of 447 new employees to 782 employees at the end of December 31, 2004 from 335 employees at the end of December 31, 2003. New employees include loan officers, support staff (information technology, marketing, processing, underwriting and closing employees) and additional corporate management hired in connection with the Company’s transition to a public company. In addition, for the year ended December 31, 2004, we recognized approximately $2.0 million in non-cash compensation expense related to restricted stock grants to our executive officers in connection with our IPO and performance shares and options granted to new GRL employees for retention and incentive compensation for meeting certain future loan origination production benchmarks.
      Brokered Loan Expenses. During the year ended December 31, 2004, we had costs of brokered loans of approximately $5.3 million as compared to $3.7 million for 2003, an increase of 43.2%. The increase was due to increased brokered loan origination volume and the increased cost during 2004 of brokered loan originations, particularly payroll related costs.
      Interest Expense — Mortgage Loans Held for Sale. During the year ended December 31, 2004, we had interest expense on the warehouse financing lines for our mortgage loans held for sale of approximately $3.5 million compared with interest expense of $3.3 million for 2003, an increase of 6.1%. The average daily outstanding balance of financing facilities for the year ended December 31, 2004 was $136.3 million at an average interest rate of 2.65% as compared to an average daily outstanding balance of $116.6 million at an average rate of 2.54% for 2003. Our financing facilities are indexed at LIBOR. The slightly higher average in 2004 was primarily attributable to a higher relative change in the LIBOR index to 2.29% at December 31, 2004 from 1.17% at December 31, 2003 and was mitigated by the lower spread over the index rate negotiated on new and renewed facilities during 2004 relative to 2003.
      Interest Expense — Investment Securities and Loans. During the year ended December 31, 2004 we had interest expense on our reverse repurchase facilities that finance our residential mortgage backed securities portfolio including net interest expense from hedging of approximately $12.5 million.
      Occupancy and Equipment Expense. During the year ended December 31, 2004, we had occupancy and equipment expense of approximately $3.5 million compared to $2.0 million for 2003, an increase of 75.0%. The increase reflects the expansion of new full service origination offices to 34 and 32 satellite locations (66 locations in total) as of December 31, 2004 from a total of 15 locations as of December 31, 2003 and the significant expansion and relocation of NYMC’s principal offices in New York City in July 2003 and the recent relocation and expansion of our Astoria, Queens office in June 2004.
      Marketing and Promotion Expense. During the year ended December 31, 2004, we had marketing and promotion expense of $3.2 million compared to $1.0 million for the same period of 2003, an increase of 220.0%. This increase was primarily due to increased marketing and promotion expenses incurred to promote newly-opened loan origination offices and related newly-hired loan origination personnel. In addition, in connection with our assumption of the SIB and GRL branches, we undertook a significant direct mail campaign to market our loan products in 2004.
      Data Processing and Communications Expense. During the year ended December 31, 2004, we had data processing and communications expense of $1.6 million compared to $608,000 for 2003, an increase of 163.2%. This increase was primarily due to increased personnel and expenses related to the opening of new loan origination offices. In addition, since June 30, 2003, NYMC entered into leases for its new principal office phone system and high speed office printers. During the second and third quarter of 2004, we incurred additional costs related to analytical and market research software and systems in order to accommodate our mortgage securities business and to upgrade our current loan accounting software. In addition, during the third quarter of 2004, we began to incur additional costs related to new loan operating system software.
      Office Supplies and Expense. During the year ended December 31, 2004, we had office supplies and expenses of $1.5 million compared to $803,000 for the same period of 2003, an increase of 86.8%. This increase was primarily a result of the increase in personnel and new origination offices, as well as the supplies needed to accommodate the bulk hiring of 134 and 275 new employees formerly with SIB and GRL, respectively, as well as other incremental employees hired during 2004.
      Professional Fees Expense. During the year ended December 31, 2004, we had professional fees expense of $2.0 million compared to $959,000 for 2003, an increase of 108.6%. This increase was primarily due to increases in dues, licenses and permits in states where NYMC has a new presence and the use of regulatory counsel to assist in the structuring and licensing of our various affiliates in certain states in conjunction with our IPO.
      Travel and Entertainment Expense. During the year ended December 31, 2004, we had travel and entertainment expense of $612,000 compared to $666,000 for 2003, a decrease of 8.1%. The decrease was primarily due to new expense guidelines and less travel for conventions and other activities.
      Depreciation and Amortization Expense. During the year ended December 31, 2004, we had depreciation and amortization expense of $690,000 compared to $412,000 for 2003, an increase of 67.5%. This increase was primarily due to opening of new origination offices and increased investments in computer networks and systems.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Net Income
      Net income increased approximately 260.5% to $13.7 million for the year ended December 31, 2003 from $3.8 million for 2002. The increase in net income in 2003 was primarily the result of increased loan origination production resulting in increased loan sales volume and net interest income. Two primary factors contributed to this increase in loan origination production: a successful effort by NYMC to increase significantly its loan origination staff and low prevailing interest rates, which resulted in an increase in refinance mortgage loan volume. Total revenue increased 106.5% with a corresponding 65.0% increase in total expenses during the year ended December 31, 2003, as compared to 2002, indicating loan origination efficiencies at higher production volumes. Total loan origination volume for the year ended December 31, 2003 increased 76.0% to 5,704 loans from 3,241 for 2002. Total loan origination volume, as measured by principal balance, increased approximately 82.4% to $1.6 billion for the year ended December 31, 2003 from $877.2 million for 2002.

Revenues
      Gain on Sales of Mortgage Loans. Net gain on sales of mortgage loans increased approximately 132.3% to $23.0 million for the year ended December 31, 2003 from $9.9 million for 2002. Gross gain on sale of mortgage loans increased approximately 116.1% to $29.6 million for the year ended December 31, 2003 from $13.7 million for 2002. These increases in net and gross gain on sales of mortgage loans are due to increased sales volume of loans for the year ended December 31, 2003 and due to the fact that increased mortgage loan origination volume enabled NYMC to begin selling pools of loans, typically resulting in NYMC receiving higher prices than it historically received selling loans on a whole loan or flow basis.
      The number of mortgage loans sold during the year ended December 31, 2003 increased 83.5% to 4,770 loans from 2,600 mortgage loans sold during 2002. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans sold, increased approximately 89.5% to $1.2 billion for the year ended December 31, 2003 from $633.2 million for 2002.
      Interest Income. Interest income increased approximately 153.3% to $7.6 million for the year ended December 31, 2003 from $3.0 million in 2002. This increase is due to increased originations of loans held for sale and thus an increased volume of earning assets and is partially offset by a declining average yield due to lower prevailing interest rates in the year ended December 31, 2003.
      The aggregate principal balance of loans sold increased approximately 89.5% to $1.2 billion for the year ended December 31, 2003 from $633.2 million in 2002. Additionally, NYMC’s loan pool sale strategy resulted in NYMC holding loans longer on its credit facilities. The average holding period of mortgage loans sold (the period from the closing of the loan to the sale to a third party) increased to 34 days in the year ended December 31, 2003 from 31 days in 2002. The combination of increased principal balances and holding periods allowed for higher interest revenue during the year ended December 31, 2003 and is offset in part by a decrease in the average interest rate for the mortgage loans sold by approximately 75 basis points to 5.73% in 2003 from 6.48% in 2002.
      Revenue from Brokered Loans. Revenue from brokered loans increased approximately 28.8% to $6.7 million for the year ended December 31, 2003 from $5.2 million in 2002 as a result of increased origination volume for loans brokered for other institutions. The number of brokered loans increased approximately 45.7% to 934 loans for the year ended December 31, 2003 from 641 loans in 2002. The aggregate principal balance of such brokered loans increased approximately 49.8% to $365.5 million for the year ended December 31, 2003 from $244.0 million in 2002. The percentage of brokered loans to total originations closed during the year end December 31, 2003 decreased to 16.4% from 19.8% in 2002. This was due to NYMC’s efforts to migrate more of its business from mortgage brokering to mortgage banking, which typically has been significantly more profitable.

Expenses
      Total Expenses. Total expenses increased approximately 65.0% to $23.6 million for the year ended December 31, 2003 from $14.3 million in 2002. This increase is primarily due to the increase in salaries, commissions and associated payroll costs, much of which is a variable cost (commissions) and directly related to the increase in loan originations. Occupancy and other general and administrative expenses also increased due to higher loan origination volume and an increase in the number of branch locations.
      Salaries, Commissions and Benefits. Salaries, commissions and associated payroll costs increased approximately 58.6% to $9.2 million for the year ended December 31, 2003 from $5.8 million in 2002. The increase was primarily due to an increase in commissions paid, which is a variable expense, and directly correlated to increased loan origination volume, as well as increases in support staff (processing, underwriting and closing employees) necessary to support the increased origination volume. Total employees increased to 335 on December 31, 2003 from 184 on December 31, 2002.
      Cost of Brokered Loans. Cost of brokered loans increased approximately 23.3% to $3.7 million for the year ended December 31, 2003 from $3.0 million in 2002. This increase in cost correlates to the increase in origination volume of brokered loans and the revenues earned from brokered loans.
      Interest Expense. Interest expense increased approximately 94.1% to $3.3 million for the year ended December 31, 2003 from $1.7 million in 2002. This increase is due to increased originations of loans held for sale and the period of time NYMC elected to hold such loans prior to their sale and thus an increase in financing costs, which is partially offset by lower prevailing interest rates in the year ended December 31, 2003. The average monthly outstanding balance of financing facilities during the year ended December 31, 2003 was $116.6 million at an average interest rate of 2.54% as compared to an average monthly outstanding balance of $48.8 million at an average rate of 3.17% in 2002.
      Occupancy and Equipment Expense. Occupancy and equipment expense increased approximately 100.0% to $2.0 million for the year ended December 31, 2003 from $1.0 million in 2002. The increase reflects the expansion of new origination offices to 15 on December 31, 2003 from 13 on December 31, 2002 and the significant expansion and relocation of NYMC’s principal offices in New York City in July 2003.
      Marketing and Promotion Expense. Marketing and promotion expense increased approximately 104.9% to $1.0 million for the year ended December 31, 2003 from $488,000 in 2002. This increase was primarily due to increased marketing and promotion expenses incurred to promote newly-opened loan origination offices and related newly-hired loan origination personnel.
      Data Processing and Communication Expense. Data processing and communication expense increased approximately 66.1% to $608,000 for the year ended December 31, 2003 from $366,000 in 2002. This increase was primarily due to increased loan volume and expenses related to the opening of new origination offices. In addition, during the year ended December 31, 2003, NYMC entered into leases for its new principal office phone system and high speed office printers.
      Office Supplies and Expense. Office supplies and expense increased approximately 59.0% to $803,000 for the year ended December 31, 2003 from $505,000 in 2002. This increase was primarily a result of the increase in personnel and new origination offices, as well as the supplies needed to service increased loan volume during the period.
      Professional Fees Expense. Professional fees expense increased approximately 88.0% to $959,000 for the year ended December 31, 2003 from $510,000 in 2002. This increase was primarily due to increases in dues, licenses and permits and placement search fees for increased personnel levels and the opening of new loan origination offices. In addition, NYMC incurred certain non-recurring professional fees (consulting, technology, architectural) for its relocation of its principal offices.
      Travel and Entertainment Expense. Travel and entertainment expense increased 58.6% to $666,000 for the year ended December 31, 2003 from $420,000 in 2002. This increase was primarily due to increased meals and travel expense due to increased personnel levels and the opening of new origination offices.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately 52.0% to $412,000 for the year ended December 31, 2003 from $271,000 in 2002. This increase was primarily due to opening of new origination offices and increased investments in computer networks and systems.
Off-Balance Sheet Arrangements
      Since inception, we have not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.
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
      To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity, at December 31, 2004 was 12.3.
      Since the IPO, the Company has purchased approximately $1.2 billion in mortgage-backed securities. These securities were financed with a combination of IPO proceeds and reverse repurchase agreements. Currently the Company has approximately $1.1 billion in outstanding reverse repurchase agreements.
      The Company has arrangements to enter into reverse repurchase agreements, a form of collateralized short-term borrowing, with 20 different financial institutions and as of December 31, 2004 had borrowed money from seven of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.
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

      The Company enters into interest rate swap agreements to extend the maturity of the reverse repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. The Company currently has $670 million in interest rate swaps outstanding with five different financial institutions. The weighted average maturity of the swaps is 577 days. The impact of the interest swaps extends the maturity of the reverse repurchase agreements to one year.
      To originate a mortgage loan, we may draw against a $100 million (facility has been approved to increase to $200 million on March 31, 2005) reverse repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, and a $125 million (increased to $150 million on February 1, 2005) warehouse facility led by HSBC Bank USA, or HSBC. These facilities are secured by the mortgage loans owned by us and by certain of our other assets. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of our liabilities to our tangible net worth. As of December 31, 2004, the aggregate outstanding balance under these facilities was $143.6 million and the aggregate maximum amount available for additional borrowings was $81.4 million. These agreements are not committed facilities and may be terminated at any time at the discretion of the counterparties.
      In addition to these facilities, we entered into a $250 million master loan and security agreement with Greenwich Capital. Under this agreement, Greenwich Capital provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus 0.75%. Advances under this facility are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. This facility is not a committed facility and may be terminated at any time at the discretion of Greenwich Capital. As of December 31, 2004, the outstanding balance of this facility was approximately $215.6 million with the maximum amount available for additional borrowings of $34.4 million.
      The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 20 to 1 in the case of the CSFB facility, 15 to 1 in the case of the HSBC facility and 20 to 1 in the case of the Greenwich Capital facility, as well as to comply with applicable regulatory and investor requirements. The Company is in compliance with all such covenants as of December 31, 2004. The agreements also contain covenants limiting the ability of our subsidiaries to:

•	transfer or sell assets;

•	create liens on the collateral; or

•	incur additional indebtedness, without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld.
      These limits may in turn restrict our ability to pay cash or stock dividends on our stock. In addition, under our warehouse facilities, we cannot continue to finance a mortgage loan that we hold through the warehouse facility if:

•	the loan is rejected as “unsatisfactory for purchase” by the ultimate investor and has exceeded its permissible warehouse period which varies by facility;

•	we fail to deliver the applicable note, mortgage or other documents evidencing the loan within the requisite time period;

•	the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

•	the loan ceases to be an eligible loan (as determined pursuant to the warehouse facility agreement).
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
      As of December 31, 2004, our aggregate warehouse and reverse repurchase facility borrowings under these facilities were $359.2 million and $1.1 billion, respectively, at an average rate of approximately 2.57%.
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
      Our ability to originate loans depends in large part on our ability to sell the mortgage loans we originate at cost or for a premium in the secondary market so that we may generate cash proceeds to repay borrowings under our warehouse facilities and our reverse repurchase agreement. The value of our loans depends on a number of factors, including:

•	interest rates on our loans compared to market interest rates;

•	the borrower credit risk classification;

•	loan-to-value ratios, loan terms, underwriting and documentation; and

•	general economic conditions.
      We make certain representations and warranties, and are subject to various affirmative and negative financial and other covenants, under the agreements covering the sale of our mortgage loans regarding, among other things, the loans’ compliance with laws and regulations, their conformity with the ultimate investors’ underwriting standards and the accuracy of information. In the event of a breach of these representations, warranties or covenants or in the event of an early payment default, we may be required to repurchase the loans and indemnify the loan purchaser for damages caused by that breach. We have implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. We have been required to repurchase loans we have sold from time to time; however, these repurchases have not had a material impact on our results of operations.
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
      Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. These assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our REIT taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to:

•	sell assets in adverse market conditions;

•	borrow on unfavorable terms; or

•	distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with the REIT distribution requirements.
Inflation
      For the periods presented herein, inflation has been relatively low and we believe that inflation has not had a material effect on our results of operations. The impact of inflation is primarily reflected in the increased costs of our operations. Virtually all our assets and liabilities are financial in nature. Our consolidated financial statements and corresponding notes thereto have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. As a result, interest rates and other factors influence our performance far more than inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates typically increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower’s ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.
Contractual Obligations
      The Company had the following contractual obligations (excluding derivative financial instruments) at December 31, 2004:

		Less Than	1 to 3	4 to 5	After
	Total	1 Year	Years	Years	5 Years

Reverse repurchase agreements	$1,115,809,285	$1,115,809,285	—	—	—
Warehouse facilities	359,202,980	359,202,980	—	—	—
Operating leases	17,473,990	4,150,604	6,699,940	4,745,446	1,878,000
Employment agreements[1]	9,521,900	2,209,200	7,312,700	—	—

[1]	Represents base cash compensation of executive officers.
New Accounting Pronouncements
      In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based payment,” ( “SFAS No. 123R”) which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for the Company with the quarter beginning July 1, 2005. The Company has elected to expense share based compensation in accordance with SFAS No. 123, therefore proactively adopting the requirements of SFAS No. 123R.
      On March 9, 2004, the SEC issued SAB 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133. In SAB 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Under this new guidance, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The Company sells its loans “servicing released” and values its IRLCs based strictly on the interest rate differential between the contractual interest rate for the loan and current market rates. The application of SAB 105 did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004.
      In March 2004, the EITF reached a consensus on Issue No 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (including individual securities and investments in mutual funds), and investments accounted for under the cost method. The guidance for evaluating whether an investment is other-than-temporarily impaired in EITF 03-1, except for paragraphs 10-20, must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company’s financial condition or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. Because we are invested solely in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and our borrowings are also domestic and U.S. dollar denominated, we are not subject to foreign currency exchange, or commodity and equity price risk; the primary market risk that we are exposed to is interest rate risk and its related ancillary risks. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only.
      Management recognizes the following primary risks associated with our business and the industry in which we conduct business:

•	Interest rate and market (fair value) risk

•	Credit spread risk

•	Liquidity and funding risk

•	Prepayment risk

•	Credit risk

Interest Rate Risk
      Our primary interest rate exposure relates to the portfolio of adjustable-rate mortgage loans and mortgage-backed securities we acquire, as well as our variable-rate borrowings and related interest rate swaps and caps. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially the speed at which prepayments occur on our residential mortgage related assets.
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
      In our investment portfolio, our primary market risk is interest rate risk. Interest rate risk can be defined as the sensitivity of our portfolio, including future earnings potential, prepayments, valuations and overall liquidity. The Company attempts to manage interest rate risk by adjusting portfolio compositions, liability maturities and utilizing interest rate derivatives including interest rate swaps and caps. Management’s goal is to maximize the earnings potential of the portfolio while maintaining long term stable portfolio valuations.
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

      Based on the results of this model, as of December 31, 2004, an instantaneous shift of 100 basis points in interest rates would result in no material change in earnings as compared to our base line projections over the next year.
      The following tables set forth information about financial instruments:

	December 31, 2004

	Notional	Carrying	Estimated
	Amount	Amount	Fair Value

Investment securities available for sale	$1,194,055,340	$1,204,744,714	$1,204,744,714
Mortgage loans held for investment	188,858,607	190,153,103	190,608,241
Mortgage loans held for sale	85,105,027	85,384,927	86,097,867
Commitments and contingencies:
Interest rate lock commitments	156,110,472	37,867	37,867
Forward loan sales contracts	97,080,482	(164,816)	(164,816)
Interest rate swaps	670,000,000	3,228,457	3,228,457
Interest rate caps	250,000,000	411,248	411,248

	December 31, 2003

	Notional	Carrying	Estimated
	Amount	Amount	Fair Value

Mortgage loans held for sale	$36,168,003	$36,169,307	$38,020,465
Commitments and contingencies:
Interest rate lock commitments	71,375,732	316,435	316,435
Forward loan sales contracts	54,522,057	(261,511)	(261,511)
      The impact of changing interest rates may be mitigated by portfolio prepayment activity that we closely monitor and the portfolio funding strategies we employ. First, our adjustable rate borrowings may react to changes in interest rates before our adjustable rate assets because the weighted average next repricing dates on the related borrowings may have shorter time periods than that of the adjustable rate assets. Second, interest rates on adjustable rate assets may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Third, our adjustable rate assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to adjustable rate borrowers when the interest rates on their loans are scheduled to change.
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
      Interest rates can also affect our net return on hybrid adjustable rate (“hybrid ARM”) securities and loans net of the cost of financing hybrid ARMs. We continually monitor and estimate the duration of our hybrid ARMs and have a policy to hedge the financing of the hybrid ARMs such that the net duration of the hybrid ARMs, our borrowed funds related to such assets, and related hedging instruments are less than one year. During a declining interest rate environment, the prepayment of hybrid ARMs may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of fixed-rate financing to increase relative to the amount of hybrid ARMs, possibly resulting in a decline in our net return on hybrid ARMs as replacement hybrid ARMs may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of hybrid ARMs than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARMs. Our exposure to changes in the prepayment speed of hybrid ARMs is mitigated by regular monitoring of the outstanding balance of hybrid ARMs and adjusting the amounts anticipated to be outstanding in future periods and, on a regular basis, making adjustments to the amount of our fixed-rate borrowing obligations for future periods.
      Interest rate changes can also affect the availability and pricing of adjustable rate assets, which affects our origination activity and investment opportunities. During a rising interest rate environment, there may be less total loan origination activity, particularly for refinancings. At the same time, a rising interest rate environment may result in a larger percentage of adjustable rate products being originated, mitigating the impact of lower overall loan origination activity. In addition, our focus on purchase mortgages as opposed to refinancings also mitigates the volatility of our origination volume as refinancing volume is typically a function of lower interest rates, whereas, purchase mortgage volume has historically remained relatively static during interest rate cycles. Conversely, during a declining interest rate environment total loan origination activity may rise with many of the borrowers desiring fixed-rate mortgage products. Although adjustable rate product origination as a percentage of total loan origination may decline during these periods, the increased loan origination and refinancing volume in the industry may produce sufficient investment opportunities. Additionally, a flat yield curve may be an adverse environment for adjustable rate products because the incentive for a borrower to choose an adjustable rate product over a longer term fixed-rate mortgage loan is minimized and, conversely, in a steep yield curve environment, adjustable rate products may enjoy an above average advantage over longer term fixed-rate mortgage loans, increasing our investment opportunities.
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
      Interest rate changes may also impact our net book value as our securities, certain mortgage loans and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our fixed income investments, such as mortgage loans and mortgage-backed securities, decreases and as interest rates decrease, the value of such investments will increase. We seek to hedge to some degree changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset to some degree by increases in value of our interest rate swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.
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
      In the event that we do not deliver the FSLCs or exercise our option contracts, the instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All FSLCs and option contracts to buy securities are to be contractually settled within six months of the balance sheet date. FSLCs and options contracts for individual loans generally must be settled within 60 days.
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

Credit Spread Exposure
      The mortgage-backed securities we will own are also subject to spread risk. The majority of these securities will be adjustable-rate securities that are valued based on a market credit spread to U.S. Treasury security yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease or tighten, the value of our securities portfolio would tend to increase. Such changes in the market value of our portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.
      Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore their value. These shifts, or a change in spreads, would have a similar effect on our portfolio, financial position and results of operations.

Market (Fair Value) Risk
      For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2004 and do not take into consideration the effects of subsequent interest rate fluctuations.
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
      The fair values of the Company’s residential mortgage-backed securities are generally based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.
      The fair value of loans held for investment are determined by the loan pricing sheet which is based on internal management pricing and third party competitors in similar products and markets.
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
      The market risk management discussion and the amounts estimated from the analysis that follows are forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these projected results due to changes in our ARM portfolio and borrowings mix and due to developments in the domestic and global financial and real estate markets. Developments in the financial markets include the likelihood of changing interest rates and the relationship of various interest rates and their impact on our ARM portfolio yield, cost of funds and cash flows. The analytical methods that we use to assess and mitigate these market risks should not be considered projections of future events or operating performance.
      As a financial institution that has only invested in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk. Rather, our market risk exposure is largely due to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially ARM portfolio prepayments. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities. The management of interest rate risk attempts to maximize earnings and to preserve capital by minimizing the negative impacts of changing market rates, asset and liability mix, and prepayment activity.
      The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years — a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2004. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of December 31, 2004.
      The use of hedging instruments is a critical part of our interest rate risk management strategies, and the effects of these hedging instruments on the market value of the portfolio are reflected in the model’s output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the repricing of the interest rate of ARM assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.
      Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.
Net Portfolio Duration
December 31, 2004

			Basis point increase

	Base		+100		+200

Mortgage Portfolio	1	.13 years	1	.65 years	1	.93 years
Borrowings (including hedges)		.70		.70		.70
Net		.42 years		.95 years	1	.23 years
      It should be noted that the model is used as a tool to identify potential risk in a changing interest rate environment but does not include any changes in portfolio composition, financing strategies, market spreads or changes in overall market liquidity.
      Based on the assumptions used, the model output suggests a very low degree of portfolio price change given increases in interest rates, which implies that our cash flow and earning characteristics should be relatively stable for comparable changes in interest rates.
      Although market value sensitivity analysis is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads, and changes in business volumes. Accordingly, we make extensive use of an earnings simulation model to further analyze our level of interest rate risk.
      There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of ARM products, the availability of ARM products, and the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds and management’s investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our ARM assets in determining the earnings at risk.

Liquidity and Funding Risk
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
      Our mortgage lending operations require significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Generally, our warehouse mortgage lenders allow us to borrow between 98% and 100% of the outstanding principal. Funding for the difference — generally 2% of the principal — must come from other cash inflows. Our operating cash inflows are predominately from cash flow from mortgage securities, principal and interest on mortgage loans, third party sales of originated loans that do not fit our portfolio investment criteria, and fee income from loan originations. Other than access to our financing facilities, proceeds from equity offerings have been used to support operations.
      Loans financed with warehouse, aggregation and repurchase credit facilities are subject to changing market valuations and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. There is no certainty that market values will remain constant. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed. The derivative financial instruments we use also subject us to “margin call” risk based on their market values. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. When floating rates are low, on a net basis we pay the counterparty and visa-versa. In a declining interest rate environment, we would be subject to additional exposure for cash margin calls. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Most of our interest rate swap agreements provide for a bi-lateral posting of margin, the effect being that on either side of the valuation for such swaps, the counterparty can call/post margin. Unlike typical unilateral posting of margin only in the direction of the swap counterparty, this provides us with additional flexibility in meeting our liquidity requirements as we can call margin on our counterparty as swap values increase.
      Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. The volume and quality of such incoming cash flows can be impacted by severe and immediate changes in interest rates. If rates increase dramatically, our short-term funding costs will increase quickly. While many of our loans are hybrid ARMs, they typically will not reset as quickly as our funding costs creating a reduction in incoming cash flow. Our derivative financial instruments are used to mitigate the effect of interest rate volatility.
      We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. Our principal sources of liquidity are the reverse repurchase agreement market, the issuance of CDOs, whole loan financing facilities as well as principal and interest payments from ARM assets. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

Prepayment Risk
      When borrowers repay the principal on their mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the cash flow and yield on our ARM assets. Furthermore, prepayment speeds exceeding or lower than our reasonable estimates for similar assets, impact the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. Additionally, when a borrower has a low loan-to-value ratio, he or she is more likely to do a “cash-out” refinance. Each of these factors increases the chance for higher prepayment speeds during the term of the loan.
      We generally do not originate loans that provide for a prepayment penalty if the loan is fully or partially paid off prior to scheduled maturity. We mitigate prepayment risk by constantly evaluating our ARM portfolio at a range of reasonable market prepayment speeds observed at the time for assets with a similar structure, quality and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to develop an effective hedging strategy.
      For the quarter ended December 31, 2004, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 24%, compared to 16% for the quarter ended September 30, 2004. The constant prepayment rate averaged approximately 20% during the first six months of operations ended December 31, 2004. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Credit Risk
      Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities. As previously noted, we are predominately a high-quality loan originator and our underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan.
      We mitigate credit risk by directly underwriting our own loan originations and re-underwriting any loans originated through our correspondent networks. With regard to the purchased mortgage security portfolio, we rely on the guaranties of FNMA, FHLMC or the AAA/ Aaa rating established by the Rating Agencies.
      With regard to loan originations, factors such as FICO score, LTV, debt-to-income ratio, and other borrower and collateral factors are evaluated. Credit enhancement features, such as mortgage insurance may also be factored into the credit decision. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.
      Our loan originations are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing. In addition, in the supply constrained housing markets we focus on, housing values tend to be high and, generally, underwriting standards for higher value homes require lower LTVs and thus more owner equity further mitigating credit risk. Finally, the higher housing value/mortgage loan financing markets allow for more cost efficient origination volume in terms of dollars and units. For our mortgage securities that are purchased, we rely on the FNMA or FHLMC and AAA-rating of the securities supplemented with additional due diligence.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements of the Company and the related notes and schedules to the financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, as required by this Item 8, are set forth beginning on page F-1 of this annual report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

Item 9A.	CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004. There was no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
      On December 2, 2004, and March 10, 2005, the Compensation Committee of the Company’s Board of Directors granted 2004 cash incentive bonuses to and established 2005 annual salaries for each of the Company’s executive officers. The 2004 cash incentive bonuses and 2005 annual salaries, which were ratified by the Company’s Board on the same dates, are summarized in the following table:

	2004 Cash	2005
	Incentive	Annual
	Bonus	Salary(1)

Steven B. Schnall	$195,000	$409,500
Chairman of the Board and Co-Chief Executive Officer
David A. Akre	$195,000	$409,500
Co-Chief Executive Officer
Raymond A. Redlingshafer, Jr.	$195,000	$409,500
President and Chief Investment Officer
Michael I. Wirth	$160,000	$336,000
Executive Vice President and Chief Financial Officer
Joseph V. Fierro	$157,000	$329,700
Chief Operating Officer of NYMC
Steven R. Mumma	$150,000	$300,000
Vice President and Chief Operating Officer

(1)	Pursuant to each of the executive officer’s employment agreements, 2005 base salaries reflect a 5% increase over base salary as established in 2004, except in the case of Steven R. Mumma whose employment agreement was amended on December 2, 2004.
      There was no change to the fees payable to the Company’s directors. The Company’s Board approved the grant of 2,500 shares of restricted stock on March 10, 2005 to each of the Company’s non-employee directors. These restricted stock awards vest immediately upon issuance.
      On December 2, 2004, the Compensation Committee approved and the Company’s Board ratified an amendment to Steven R. Mumma’s employment agreement with the Company. Mr. Mumma’s employment agreement was amended for the purpose of increasing Mr. Mumma’s 2005 annual salary to $300,000 from $212,000 and is filed as Exhibit 10.98 to this annual report on Form 10-K.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information on the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information on Our Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers and Significant Employees”) to be filed with respect to the Annual Meeting of Stockholders to be held May 31, 2005 (the “2005 Proxy Statement”).
      Because our common stock is listed on the NYSE, our Co-Chief Executive Officers are required to make an annual certification to the NYSE stating that they are not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Co-Chief Executive Officers will make their annual certification to that effect to the NYSE within 30 days after the first anniversary of the listing of our common stock on the NYSE as required by the NYSE’s rules. In addition, we have filed, as an exhibit to this Annual Report on Form 10-K, the certification of our principal executive officers and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Item 11.	EXECUTIVE COMPENSATION
      The information presented under the headings “Compensation of Directors” and “Executive Compensation” in the Company’s 2005 Proxy Statement (excluding, however, the information presented under the subheading “Audit Committee Report”) is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2005 Proxy Statement is incorporated herein by reference.
      The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form  10-K is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information presented under the heading “Certain Relationships and Related Transactions” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information presented under the headings “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:
Exhibits.
      The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.55, 10.92, 10.93, 10.94, 10.95, 10.96, 10.97 and 10.98.

Exhibit	Description

3.1	Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
3.2	Bylaws of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.1	Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as amended and restated, on December 23, 2003, in the principal amount of $2,574,352.00, payable to Joseph V. Fierro. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.2	Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as amended and restated, on December 23, 2003, in the principal amount of $12,132,550.00 payable to Steven B. Schnall. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.3	Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated October 2, 2002. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.4	Amendment No. 1 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated December 4, 2002. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.5	Amendment No. 2 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated February 20, 2003. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.6	Amendment No. 3 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated April 22, 2003. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.7	Amendment No. 4 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated July 1, 2003. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.8	Amendment No. 5 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated July 7, 2003. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.9	Amendment No. 6 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated July 31, 2003. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.10	Amendment No. 7 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated August 4, 2003. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.11	Amendment No. 8 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated August 9, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.12	Amendment No. 9 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated August 28, 2003. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.13	Amendment No. 10 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated September 17, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.14	Amendment No. 11 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated October 1, 2003. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.15	Amendment No. 12 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated October 31, 2003. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.16	Amendment No. 13 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated December 19, 2003. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.17	Credit Note between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.18	Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.19	First Amended Credit Note, dated as of May 24, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.20	First Amended Credit and Security Agreement, dated as of May 24, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.21	Second Amended Credit Note, dated as of June 18, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.22	Second Amended Credit and Security Agreement, dated June 18, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.23	Third Amended Credit Note, dated as of November 13, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.24	Third Amended Credit and Security Agreement, dated as of November 13, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.25	Fourth Amended Credit Note, dated as of January 16, 2002, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.26	Fourth Amended Credit and Security Agreement, dated as of January 16, 2002, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.27	Fifth Amended Credit Note, dated as of April 29, 2002, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.28	Fifth Amended Credit and Security Agreement, dated as of April 29, 2002, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.29	Extension Letter, dated August 26, 2002, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.30	Extension Letter, dated September 11, 2002, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.31	Extension Letter, dated October 28, 2002, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.32	Extension Letter, dated November 27, 2002, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.33	Extension Letter, dated April 15, 2003, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.34	Extension Letter, dated June 24, 2003, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.35	Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.36	Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.37	First Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of May 24, 2001. (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.38	First Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of May 24, 2001. (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.39	Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.40	First Amendment, dated April 2002, to Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.41	Second Amendment, dated June 3, 2002, to Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.42	Third Amendment, dated November , 2002, to Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.43	Fourth Amendment, dated June 15, 2003, to Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.44	Warehouse Promissory Note, between The New York Mortgage Company, LLC and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.45	Amended and Restated Warehouse Promissory Note, between The New York Mortgage Company, LLC and National City Bank of Kentucky, dated June 3, 2002. (Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.46	Warehousing Credit Agreement, between New York Mortgage Company, LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated as of January 25, 2002. (Incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.47	Pledge and Security Agreement, between The New York Mortgage Company, LLC and National City Bank of Kentucky, dated as of January 25, 2002. (Incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.48	Unconditional and Continuing Guaranty of Payment by Steven B. Schnall to National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.49	Unconditional and Continuing Guaranty of Payment by Joseph V. Fierro to National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.50	Amended and Restated Unconditional and Continuing Guaranty of Payment by Steven B. Schnall to National City Bank of Kentucky, dated June 15, 2003. (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.51	Amended and Restated Unconditional and Continuing Guaranty of Payment by Joseph V. Fierro to National City Bank of Kentucky, dated June 15, 2003. (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.52	Inter-Creditor Agreement, between National City Bank of Kentucky and HSBC Bank USA, dated January 25, 2002. (Incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.53	Whole Loan Purchase and Sale Agreement/ Mortgage Loan Purchase and Sale Agreement between The New York Mortgage Company, LLC and Greenwich Capital Financial Products, Inc., dated as of September 1, 2003. (Incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.54	Whole Loan Custodial Agreement/ Custodial Agreement between Greenwich Capital Financial Products, Inc., The New York Mortgage Company, LLC and LaSalle Bank National Association, dated as of September 1, 2003. (Incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.55	Form of New York Mortgage Trust, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.56	Contribution Agreement by and among Steven B. Schnall and Joseph V. Fierro and New York Mortgage Trust, Inc., dated December 22, 2003. (Incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.57	Agreement by and among New York Mortgage Trust, Inc., The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated December 23, 2003. (Incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.58	Sixth Amended Credit and Security Agreement, dated as of August 11, 2003, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.59	Temporary Overadvance Note, dated as of August 11, 2003, between HSBC Bank USA and the New York Mortgage Company LLC. (Incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.60	Second Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of June 18, 2001. (Incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.61	Second Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of June 18, 2001. (Incorporated by reference to Exhibit 10.61 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.62	Third Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of November 13, 2001. (Incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.63	Third Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of November 13, 2001. (Incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.64	Fourth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of January 16, 2002. (Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.65	Fourth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of January 16, 2002. (Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.66	Fifth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of April 29, 2002. (Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.67	Fifth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of April 29, 2002. (Incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.68	Sixth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of August 11, 2003. (Incorporated by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.69	Sixth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of August 11, 2003. (Incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.70	Credit and Security Agreement by and among HSBC Bank USA, National City Bank of Kentucky and The New York Mortgage Company LLC, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.71	Guaranty between HSBC Bank USA, National City Bank of Kentucky, The New York Mortgage Company LLC and Steven B. Schnall, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.72	Guaranty between HSBC Bank USA, National City Bank of Kentucky, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.72 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.73	Credit Note by and between HSBC Bank USA and The New York Mortgage Company LLC, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.73 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.74	Credit Note by and between National City Bank of Kentucky and The New York Mortgage Company LLC, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.75	Swingline Note by and between HSBC Bank USA and The New York Mortgage Company LLC, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.75 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.76	Custodial Agreement by and among Greenwich Capital Financial Products, Inc., The New York Mortgage Corporation LLC and Deutsche Bank Trust Company Americas, dated as of August 1, 2003. (Incorporated by reference to Exhibit 10.76 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.77	Master Mortgage Loan Purchase and Interim Servicing Agreement by and between The New York Mortgage Company L.L.C. and Greenwich Capital Financial Products, Inc., dated as of August 1, 2003. (Incorporated by reference to Exhibit 10.77 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.78	Subordination and Pledge Agreement by and between HSBC Bank USA and Steven B. Schnall, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.78 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.79	Subordination and Pledge Agreement by and between HSBC Bank USA and Joseph V. Fierro, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.80	Second Amended and Restated Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as further amended and restated, on December 23, 2003 and February 26, 2004, in the principal amount of $11,432,550 payable to Steven B. Schnall. (Incorporated by reference to Exhibit 10.80 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.81	Second Amended and Restated Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as further amended and restated, on December 23, 2003 and February 26, 2004, in the principal amount of $2,274,352, payable to Joseph V. Fierro. (Incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.82	Promissory Note, issued by New York Mortgage Funding, LLC on January 9, 2004 in the principal amount of $100,000,000.00, payable to Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.82 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.83	Guaranty between the New York Mortgage Company, LLC and Greenwich Capital Financial Products, Inc., dated as of January 9, 2004. (Incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.84	Master Loan and Security Agreement between New York Mortgage Funding, LLC and Greenwich Capital Financial Products, Inc., dated as of January 9, 2004. (Incorporated by reference to Exhibit 10.84 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.85	Custodial Agreement between New York Mortgage Funding, LLC, Deutche Bank Trust Company Americas and Greenwich Capital Financial Products, Inc., dated as of January 9, 2004. (Incorporated by reference to Exhibit 10.85 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.86	Amendment Number One, dated November 24, 2003, to the Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of August 1, 2003. (Incorporated by reference to Exhibit 10.86 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.87	Amended and Restated Contribution Agreement, by and among Steven B. Schnall, Steven B. Schnall Annuity Trust U/ A 3/25/04, Joseph V. Fierro, 2004 Joseph V. Fierro Grantor Retained Annuity Trust and New York Mortgage Trust, Inc., dated March 25, 2004. (Incorporated by reference to Exhibit 10.87 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.88	Second Amended and Restated Contribution Agreement, by and among Steven B. Schnall, Steven B. Schnall Annuity Trust U/A 3/25/04, Joseph V. Fierro, 2004 Joseph V. Fierro Grantor Retained Annuity Trust and New York Mortgage Trust, Inc., dated April 29, 2004. (Incorporated by reference to Exhibit 10.88 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.89	Amended and Restated Agreement by and among New York Mortgage Trust, Inc., The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated April 29, 2004. (Incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.90	Third Amended and Restated Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as further amended and restated on December 23, 2003, February 26, 2004 and May 26, 2004, in the principal amount of $11,432,550 payable to Steven B. Schnall. (Incorporated by reference to Exhibit 10.90 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.91	Third Amended and Restated Promissory Note, issued by the New York Mortgage Company, LLC on August 31, 2003, as further amended and restated, on December 23, 2003, February 26, 2004 and May 26, 2004, in the principal amount of $2,274,352 payable to Joseph V. Fierro. (Incorporated by reference to Exhibit 10.91 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.92	Form of Employment Agreement between New York Mortgage Trust, Inc. and Steven B. Schnall. (Incorporated by reference to Exhibit 10.92 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.93	Form of Employment Agreement between New York Mortgage Trust, Inc. and David A. Akre. (Incorporated by reference to Exhibit 10.93 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.94	Form of Employment Agreement between New York Mortgage Trust, Inc. and Raymond A. Redlingshafer, Jr. (Incorporated by reference to Exhibit 10.94 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.95	Form of Employment Agreement between New York Mortgage Trust, Inc. and Michael I. Wirth. (Incorporated by reference to Exhibit 10.95 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.96	Form of Employment Agreement between New York Mortgage Trust, Inc. and Joseph V. Fierro. (Incorporated by reference to Exhibit 10.96 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.97	Form of Employment Agreement between New York Mortgage Trust, Inc. and Steven R. Mumma. (Incorporated by reference to Exhibit 10.97 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.98	Amendment No. 1 to Employment Agreement between New York Mortgage Trust, Inc. and Steven R. Mumma, dated December 2, 2004.
10.99	Amended and Restated Credit and Security Agreement between HSBC Bank USA, National Association, National City Bank of Kentucky, JP Morgan Chase Bank, N.A. and The New York Mortgage Company LLC, dated as of February 1, 2005.
10.100	Amended and Restated Master Loan and Security Agreement between New York Mortgage Funding, LLC, The New York Mortgage Company, LLC and New York Mortgage Trust, Inc. and Greenwich Capital Financial Products, Inc., dated as of December 6, 2004.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
31.1	Section 302 Certification of Co-Chief Executive Officer.
31.2	Section 302 Certification of Co-Chief Executive Officer.
31.3	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Co-Chief Executive Officers.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

By:	/s/ Steven B. Schnall

Steven B. Schnall
Co-Chief Executive Officer
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Schnall Steven B. Schnall	Chairman of the Board and Co-Chief Executive Officer	March 31, 2005

/s/ David A. Akre David A. Akre	Co-Chief Executive Officer and Director	March 31, 2005

/s/ Michael I. Wirth Michael I. Wirth	Executive Vice President, Chief Financial Officer, Secretary and Treasurer	March 31, 2005

/s/ Raymond A. Redlingshafer, Jr. Raymond A. Redlingshafer, Jr.	President, Chief Investment Officer and Director	March 31, 2005

/s/ David R. Bock David R. Bock	Director	March 31, 2005

/s/ Alan L. Hainey Alan L. Hainey	Director	March 31, 2005

/s/ Steven G. Norcutt Steven G. Norcutt	Director	March 31, 2005

/s/ Mary Dwyer Pembroke Mary Dwyer Pembroke	Director	March 31, 2005

/s/ Jerome F. Sherman Jerome F. Sherman	Director	March 31, 2005

/s/ Thomas W. White Thomas W. White	Director	March 31, 2005

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2004
NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, NY
      We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’/members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 24, 2005

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$7,613,106	$4,047,260
Restricted cash	2,341,712	217,330
Marketable securities — available for sale	—	3,588,562
Investment securities — available for sale	1,204,744,714	—
Due from loan purchasers	79,904,315	58,862,433
Escrow deposits — pending loan closings	16,235,638	—
Accounts and accrued interest receivable	15,554,201	2,707,517
Mortgage loans held for sale	85,384,927	36,169,307
Mortgage loans held for investment	190,153,103	—
Prepaid and other assets	4,351,869	2,140,907
Derivative assets	3,677,572	316,435
Property and equipment, net	4,801,302	2,031,697

TOTAL ASSETS	$1,614,762,459	$110,081,448

LIABILITIES AND STOCKHOLDERS’/ MEMBERS’ EQUITY (DEFICIT)
LIABILITIES:
Financing arrangements, portfolio investments	$1,115,809,285	$—
Financing arrangements, loans held for sale/for investment	359,202,980	90,425,133
Due to loan purchasers	350,884	753,720
Accounts payable and accrued expenses	19,485,241	4,277,241
Subordinated notes due to members	—	14,706,902
Derivative liabilities	164,816	261,511
Other liabilities	267,034	130,566

Total liabilities	1,495,280,240	110,555,073

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’/ MEMBERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value, 400,000,000 shares authorized 18,114,445 shares issued and 17,797,375 outstanding at December 31, 2004	180,621	—
Additional paid-in capital	119,045,450	—
Members’ deficit	—	(1,338,625)
Accumulated earnings	—	—
Accumulated other comprehensive income	256,148	865,000

Total stockholders’/members’ equity (deficit)	119,482,219	(473,625)

TOTAL LIABILITIES AND STOCKHOLDERS’/ MEMBERS’ EQUITY (DEFICIT)	$1,614,762,459	$110,081,448

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2004	2003	2002

REVENUE:
Gain on sales of mortgage loans	$20,835,387	$23,030,669	$9,858,183
Interest income:
Loans held for sale	6,904,651	7,609,631	2,986,248
Investment securities and loans	20,393,977	—	—
Brokered loan fees	6,894,629	6,682,571	5,241,070
Gain on sale of securities	774,415	—	—
Miscellaneous income	226,677	45,579	14,417

Total revenue	56,029,736	37,368,450	18,099,918

EXPENSES:
Salaries, commissions and benefits	17,118,321	9,246,869	5,787,834
Interest expense:
Loans held for sale	3,542,939	3,266,438	1,673,108
Investment securities and loans	12,469,579	—	—
Brokered loan expenses	5,276,333	3,733,666	2,992,231
Occupancy and equipment	3,528,679	2,017,804	1,013,102
Marketing and promotion	3,189,969	1,008,418	488,339
Data processing and communications	1,598,132	607,897	366,182
Office supplies and expenses	1,518,927	802,954	505,119
Professional fees	2,005,388	958,922	509,980
Travel and entertainment	611,944	666,213	419,758
Depreciation and amortization	690,489	411,812	271,011
Other	791,465	921,381	322,975

Total expenses	52,342,165	23,642,374	14,349,639

INCOME BEFORE INCOME TAX BENEFIT	3,687,571	13,726,076	3,750,279
Income tax benefit	1,259,534	—	—

NET INCOME	$4,947,105	$13,726,076	$3,750,279

Basic income per share	$0.28	$—	—

Diluted income per share	$0.27	$—	—

Weighted average shares outstanding-basic[1]	17,797,375	—	—

Weighted average shares outstanding-diluted[1]	18,114,737	—	—

[1]	Weighted average shares outstanding-basic and diluted assume the shares outstanding upon the Company’s initial public offering are outstanding for the full year.
See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’/ MEMBERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2004, 2003 and 2002

				Accumulated
			Stockholders’	Other
		Additional	Members’	Comprehensive	Comprehensive
	Common	Paid-In	Retained	Income	Income
	Stock	Capital	Earnings	(Loss)	(Loss)	Total

BALANCE, JANUARY 1, 2002 —
Members’ Equity			$3,671,709	$(1,980)		$3,669,729
Net income			3,750,279	—	$3,750,279	3,750,279
Contributions			635,758	—	—	635,758
Distributions			(1,588,765)	—	—	(1,588,765)
Increase in net unrealized gain on available for sale securities			—	33,254	33,254	33,254

Comprehensive income			—	—	$3,783,533	—

BALANCE, DECEMBER 31, 2002 — Members’ Equity			6,468,981	31,274		6,500,255
Net income			13,726,076	—	$13,726,076	13,726,076
Distributions			(21,533,682)	—	—	(21,533,682)
Increase associated with cash flow hedges			—	51,069	51,069	51,069
Increase in net unrealized gain on available for sale securities			—	782,657	782,657	782,657

Comprehensive income			—	—	$14,559,802	—

BALANCE, DECEMBER 31, 2003 — Members’ Deficit	—	—	(1,338,625)	865,000	—	(473,625)
Net income	—	—	4,947,105	—	4,947,105	4,947,105
Contributions	—	—	2,309,448	—	—	2,309,448
Distributions	—	—	(3,134,807)	—	—	(3,134,807)
Forfeiture of 47,680 shares	—	(492,536)		—	—	(492,536)
Dividends declared	—	(4,470,286)	(2,783,121)	—	—	(7,253,407)
Initial public offering — Common stock	180,621	121,910,479	—	—	—	122,091,100
Vested restricted stock	—	1,742,749	—	—	—	1,742,749
Vested performance shares	—	249,296	—	—	—	249,296
Vested stock options	—	105,748	—	—	—	105,748
Decrease in net unrealized gain on available for sale securities and derivative instruments	—	—	—	(608,852)	(608,852)	(608,852)

Comprehensive income	—	—	—	—	$4,338,253	—

BALANCE, DECEMBER 31, 2004 — Stockholders’ Equity	$180,621	$119,045,450	$0	$256,148		$119,482,219

See notes to financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,947,105	$13,726,076	$3,750,279
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	690,489	411,812	271,011
Principal amortization on investment securities	1,666,862	—	—
Gain on sale of investment securities	(165,189)	—	20,374
Gain on sale of marketable securities	(774,415)	—	—
Origination of mortgage loans held for sale	(1,435,339,540)	(1,234,847,453)	(593,146,346)
Proceeds from sales of mortgage loans	1,386,123,920	1,232,710,820	569,001,035
Deferred compensation restricted stock-non cash	1,742,749	—	—
Vesting of restricted shares-compensation expense	249,296	—	—
Stock option grants — compensation expense	105,748	—	—
Deferred tax benefit	(1,309,534)	—	—
Forfeited shares-non cash	(492,536)	—	—
Change in value of derivatives	(313,565)	(107,431)	135,320
(Increase) decrease in operating assets:
Restricted cash	(2,124,382)	(15,199)	(114,370)
Due from loan purchasers	(21,041,882)	(18,241,661)	(19,913,973)
Due from affiliate	—	(153,171)	—
Escrow deposits-pending loan closings	(16,235,638)	—	—
Accounts and accrued interest receivable	(12,846,684)	(1,499,105)	(1,094,930)
Prepaid and other assets	(2,210,962)	(1,115,603)	(949,867)
Increase (decrease) in operating liabilities:
Due to loan purchasers	(402,836)	(356,605)	944,556
Accounts payable and accrued expenses	12,170,067	2,737,390	798,684
Other liabilities	136,468	(374,787)	463,162

Net cash used in operating activities	(85,424,459)	(7,124,917)	(39,835,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(2,006,575)	(1,520,576)
Purchase of investment securities	(1,533,511,116)	—	—
Purchase of mortgage loans held for investment	(190,153,103)	—	—
Proceeds from sale of marketable securities	3,580,320	1,353,069	713,912
Sale of investment securities	197,350,620	—	—
Principal paydown on investment securities	126,943,647	—	—
Purchases of property and equipment	(3,460,094)	(1,471,705)	(519,015)

Net cash used in investing activities	(1,399,249,726)	(2,125,211)	(1,325,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	122,091,100	—	—
Members’ contributions	1,309,448	—	635,758
Increase in financing arrangements, net	1,384,587,132	17,408,965	43,311,688
Payments on debt	(13,706,902)	—	—
Dividends paid	(2,905,940)	—	—
Cash distributions to members	(3,134,807)	(6,858,054)	(1,588,765)

Net cash provided by financing activities	1,488,240,031	10,550,911	42,358,681

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,565,846	1,300,783	1,197,937
CASH AND CASH EQUIVALENTS — Beginning of period	4,047,260	2,746,477	1,548,540

CASH AND CASH EQUIVALENTS — End of period	$7,613,106	$4,047,260	$2,746,477

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$11,709,159	$2,987,853	$1,619,715

NON CASH FINANCING ACTIVITIES
Distribution to members in the form of subordinated notes	$—	$14,706,902	$—

Contribution from Members’ made from subordinated notes	$1,000,000	$—	—

Dividends declared to be paid in subsequent period	$4,347,467	$—	$—

Grant of restricted stock	$1,974,401	$—	$—

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
      Organization — New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully integrated, self-advised residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and fixed rate and adjustable-rate mortgage loans and securities originated through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”). The Company will also earn net interest income from its investment in and planned securitization of certain self-originated adjustable rate mortgage loans that meet the Company’s investment criteria. Licensed or exempt from licensing in 40 states and through a network of 34 full service loan origination locations and 32 satellite loan origination locations, NYMC originates all types of mortgage loans, with a primary focus on prime, residential mortgage loans.
      On January 9, 2004, the Company capitalized New York Mortgage Funding, LLC (“NYMF”) as a wholly-owned subsidiary of the Company. In June 2004, the Company sold 15 million shares of its common stock in an initial public offering (“IPO”) at a price to the public of $9.00 per share, for net proceeds of approximately $122 million after deducting the underwriters’ discount and other offering expenses. Concurrent with the Company’s IPO, the Company issued 2,750,000 shares of common stock in exchange for the contribution to the Company of 100% of the equity interests of NYMC. Subsequent to the IPO and the contribution of NYMC, the Company had 18,114,445 shares of common stock issued and 17,797,375 shares outstanding. Prior to the IPO, NYMT did not have recurring business operations.
      The Company is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. As such, the Company will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by the due date of its federal income tax return and complies with various other requirements.
      As of December 31, 2004, NYMC had $11.9 million in equity and NYMF had $502,613 in equity.
      As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.
      Basis of Presentation — The consolidated financial statements include the accounts of the Company subsequent to the IPO and also include the accounts of NYMC and NYMF prior to the IPO. As a result, our historical financial results reflect the financial operations of this prior business strategy of selling virtually all of the loans originated by NYMC to third parties. All intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications.
      The combination of the Company and NYMC was accounted for as a transfer of assets between entities under common control. Accordingly, the Company has recorded assets and liabilities transferred from NYMC at their carrying amounts in the accounts of NYMC at the date of transfer. The consolidated financial statements include the accounts of the Company subsequent to the IPO and also include the accounts of NYMC and NYMF prior to such date.
      Upon the closing of the Company’s IPO, of the 2,750,000 shares exchanged for the equity interests of NYMC, 100,000 shares were held in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of NYMC for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $492,536 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC entered into a new escrow agreement, which extended the escrow period to December 31, 2005 for the remaining 52,320 shares.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.
      Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.
      Restricted Cash — Restricted cash predominantly represents amounts held by counterparties as collateral for hedging instruments.
      Marketable Securities — Marketable securities included debt and equity securities classified as available for sale and accordingly are carried at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses on marketable securities occurring from the sales of such investments are determined using the specific identification method.
      Investment Securities Available for Sale — The Company’s investment securities are residential mortgage-backed securities comprised of FannieMae (“FNMA”), Freddie Mac (“FHLMC”) and “AAA”- rated adjustable-rate loans, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain (loss) on sale of securities. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.
      When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). Management considers at a minimum the following factors that, both individually or in combination, could indicate the decline is “other-than-temporary:” 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other-than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment.
      Mortgage Loans Held for Sale — Mortgage loans held for sale represent originated mortgage loans held for sale to third party investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis, less an estimate of the costs to close the loan, and the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.
      Mortgage Loans Held for Investment — The Company retains substantially all of the adjustable-rate mortgage loans originated that meet specific investment criteria and portfolio requirements. Loans originated and retained in the Company’s portfolio are serviced through a subservicer. Servicing is the function primarily consisting of collecting monthly payments from mortgage borrowers, and disbursing those funds to the appropriate loan investors.
      Mortgage loans held for investment are recorded net of deferred loan origination fees and associated direct costs and are stated at amortized cost. Net loan origination fees and associated direct mortgage loan origination costs are deferred and amortized over the life of the loan as an adjustment to yield. This amortization includes the effect of projected prepayments.
      Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.
      Credit Risk and Allowance for Loan Losses — The Company limits its exposure to credit losses on its portfolio of residential adjustable-rate mortgage-backed securities by purchasing securities that are guaranteed by a government-sponsored or federally-chartered corporation (“Fannie Mae” or “Freddie Mac”) (collectively “Agency Securities”) or that have an “AAA” investment grade rating by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. at the time of purchase.
      The Company seeks to limit its exposure to credit losses on its portfolio of residential adjustable-rate mortgage loans held for investment by originating and investing in loans primarily to borrowers with strong credit profiles, which are evaluated by analyzing the borrower’s credit (“FICO” is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models) score, employment, income and assets and related documentation, the amount of equity in and the value of the property securing the borrower’s loan, debt to income ratio, credit history, funds available for closing and post-closing liquidity.
      The Company estimates an allowance for loan losses based on management’s assessment of probable credit losses in the Company’s investment portfolio of residential mortgage loans held for investment. Mortgage loans held for investment are collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon management’s assessment of various credit-related factors, including current economic conditions, the credit diversification of the portfolio, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of mortgage loans held for investment deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio.
      The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required.
      Property and Equipment, Net — Property and equipment have lives ranging from three to seven years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Derivative Financial Instruments — The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage banking and its mortgage-backed securities investment activities.
      All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. (See Note 12).
      In accordance with a Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) issued on March 9, 2004, beginning in the second quarter of 2004, the fair value of interest rate lock commitments (“IRLCs”) excludes future cash flows related to servicing rights, if such rights are retained upon the sale of originated mortgage loans. Since the Company sells all of its originated loans with servicing released, SAB 105 had no effect on the value of its IRLC’s.
      Risk Management — Derivative transactions are entered into by the Company solely for risk management purposes. The decision of whether or not an economic risk within a given transaction (or portion thereof) should be hedged for risk management purposes is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income, asset valuation and restrictions imposed by the Internal Revenue Code among others. In determining whether to hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken to hedge certain market risks are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company is required to formally document its hedging strategy before it may elect to implement hedge accounting for qualifying derivatives. This documentation was completed in the third quarter of 2003. Accordingly, all qualifying derivatives entered into after July 1, 2003 are intended to qualify as fair value, or cash flow hedges, or free standing derivatives. To this end, terms of the hedges are matched closely to the terms of hedged items with the intention of minimizing ineffectiveness. Prior to July 1, 2003, all derivatives entered into by the Company were treated as free-standing derivatives, with changes in fair value included in interest expense.
      In the normal course of its mortgage loan origination business, the Company enters into contractual interest rate lock commitments to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by the Company’s origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. Under SFAS No. 133, the IRLCs are considered undesignated or free-standing derivatives. Accordingly, such IRLCs are recorded at fair value with changes in fair value recorded to current earnings. Mark to market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by the interest rate differential between the contracted loan rate and the currently available market rates as of the reporting date.
      To mitigate the effect of the interest rate risk inherent in providing IRLCs from the lock-in date to the funding date of a loan, the Company generally enters into forward sale loan contracts (“FSLC”). The FSLCs

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in place prior to the funding of a loan are undesignated derivatives under SFAS No. 133 and are marked to market through current earnings.
      Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks, investment banks and certain private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company’s lower of cost or market valuation of its mortgage loans held for sale.
      The Company uses other derivative instruments, including treasury, agency or mortgage-backed securities forward sale contracts which are also classified as free-standing, undesignated derivatives and thus are recorded at fair value with the changes in fair value recognized in current earnings.
      Once a loan has been funded, the Company’s primary risk objective for its mortgage loans held for sale, is to protect earnings from an unexpected charge due to a decline in value. The Company’s strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of rate lock) to hedge most of its mortgage loans held for sale. Provided that the FSLCs were entered into after July 1, 2003, they have been designated as qualifying hedges for the funded loans and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loan being hedged. The FSLCs effectively fix the forward sales price and thereby offset interest rate and price risk to the Company. Accordingly, the Company evaluates this relationship quarterly and, at the time the loan is funded, classifies and accounts for the FSLCs as fair value hedges.
      Interest Rate Risk — The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate (London Interbank Offered Rate (“LIBOR”) or a Treasury rate).
      In order to reduce such risks, the Company enters into swap agreements whereby the Company receives floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. The Company also enters into cap agreements whereby, in exchange for a fee, the Company is reimbursed for interest paid in excess of a certain capped rate.
      To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including:

•	the items to be hedged expose the Company to interest rate risk; and

•	the interest rate swaps or caps are expected to be and continue to be highly effective in reducing the Company’s exposure to interest rate risk.
      The fair values of the Company’s interest rate swap agreements and interest rate cap agreements are based on market values provided by dealers who are familiar with the terms of these instruments. Correlation and effectiveness are periodically assessed at least quarterly based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.
      For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument are reported as a component of

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.
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
      Termination of Hedging Relationships — The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item.
      Additionally, the Company may elect to undesignate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes recorded in current earnings.
      Comprehensive Income — Comprehensive income is comprised primarily of net income (loss), changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows. Other comprehensive income (loss) during 2004 was $(608,852); $(3,753,118) related to the reclassification adjustment for gains included in income of $(950,097) and an unrealized holding loss arising during the period of $(2,803,021) from the Company’s available for sale securities, which was offset by $3,144,266 related to reclassification adjustment for gains included in income of $(150,898) and an unrealized holding gain arising during the period of $3,295,164 from the Company’s cash flow hedges. Other comprehensive income (loss) during 2003 was $833,726; $782,657 related to an unrealized holding gain arising during the period from the Company’s available for sale securities, and $51,069 related to reclassification adjustment for gains included in income of $(238,606) and an unrealized holding gain arising during the period of $289,675 from the Company’s cash flow hedges. Other comprehensive income (loss) during 2002 related to an increase in the net unrealized holding gains arising during the period on available for sale securities of $33,254.
      Gain on Sale of Mortgage Loans — The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.
      Loan Origination Fees and Direct Origination Cost — The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation, benefits and commission costs have been reduced because they are considered incremental direct loan origination costs, by approximately $20,457,000, $13,700,000 and $7,953,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Brokered Loan Fees and Expenses — The Company records commissions associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.
      Loan Commitment Fees — Mortgage loans held for sale: fees received for the funding of mortgage loans to borrowers at pre-set conditions are deferred and recognized at the date at which the loan is sold. Mortgage loans held for investment: such fees are deferred and recognized into interest income over the life of the loan based on the effective yield method.
      Employee Benefits Plans — The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $157,235, $121,931 and $74,686 for the years ended December 31, 2004, 2003 and 2002 respectively.
      Stock Based Compensation. The Company follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). The provisions of SFAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected not to apply APB No. 25 in accounting for its stock option incentive plans and has expensed stock based compensation in accordance with SFAS No. 123.
      In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based payment,” ( “SFAS No. 123R”) which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for the Company with the quarter beginning July 1, 2005. The Company has elected to expense share based compensation in accordance with SFAS No. 123, therefore proactively adopting the requirements of SFAS No. 123R. See Note 15 for the disclosures required by SFAS No. 123 and SFAS No. 148.
      Marketing and Promotion — The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.
      Income Taxes — The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.
      NYMC changed its tax status upon completion of the IPO from a non-taxable limited liability company to a taxable REIT subsidiary and therefore subsequent to the IPO, is subject to corporate income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      Earnings Per Share — Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
      New Accounting Pronouncements — On March 9, 2004, the SEC issued SAB 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under SFAS No. 133. In SAB 105, the SEC stated that the value of expected future cash flows related to servicing rights should be excluded when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Under this new guidance, the value of the expected future cash flow related to servicing rights is not recognized until the underlying loans are sold. The Company sells its loans “servicing released” and values its IRLCs based strictly on the interest rate differential between the contractual interest rate for the loan and current market rates. The application of SAB 105 did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004.
      In March 2004, the EITF reached a consensus on Issue No 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (including individual securities and investments in mutual funds), and investments accounted for under the cost method. The guidance for evaluating whether an investment is other-than-temporarily impaired in EITF 03-1, except for paragraphs 10-20, must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company’s financial condition or results of operations.

2.	Investment Securities Available For Sale
      Investment securities available for sale consist of the following at December 31, 2004. There were no investment securities available for sale at December 31, 2003:

December 31,
2004

Amortized cost	$1,207,715,175
Gross unrealized gains	150,682
Gross unrealized losses	(3,121,143)

Fair Value	$1,204,744,714

      None of the securities with unrealized losses have been in a loss position for more than one year. The Company has the intent and believes it has the ability to hold such investment securities until recovery of their amortized cost, to maturity if necessary.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mortgage Loans Held For Sale
      Mortgage loans held for sale consist of the following as of December 31, 2004 and December 31, 2003:

	December 31,	December 31,
	2004	2003

Mortgage loans principal amount	$85,105,027	$36,168,003
Deferred origination costs — net	279,900	1,304

Mortgage loans held for sale	$85,384,927	$36,169,307

4.	Mortgage Loans Held For Investment
      Mortgage loans held for investment are recorded at historical cost; however the estimated fair value of mortgage loans for investment at December 31, 2004 was approximately $190.6 million. There were no mortgage loans held for investment at December 31, 2003.

December 31,
2004

Mortgage loans principal amount	$188,858,607
Deferred origination cost-net	1,294,496

Total mortgage loans held for investment	$190,153,103

5.	Property and Equipment — Net
      Property and equipment consist of the following as of December 31, 2004 and December 31, 2003:

	December 31,	December 31,
	2004	2003

Office and computer equipment	3,191,096	1,433,700
Furniture and fixtures	2,031,778	721,966
Leasehold improvements	1,138,467	789,725

Total premises and equipment	6,361,341	2,945,391
Less: accumulated depreciation and amortization	(1,560,039)	(913,694)

Property and equipment — net	4,801,302	2,031,697

6.	Derivative Instruments and Hedging Activities
      The Company enters into derivatives to manage its interest rate and market risk exposure associated with its mortgage banking and its mortgage-backed securities investment activities. In the normal course of its mortgage loan origination business, the Company enters into contractual IRLCs to extend credit to finance residential mortgages. To mitigate the effect of the interest rate risk inherent in providing IRLCs from the lock-in date to the funding date of a loan, the Company generally enters into FSLCs. With regard to the Company’s mortgage-backed securities investment activities, the Company uses interest rate swaps and caps to mitigate the effects of major interest rate changes on net investment spread.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2004 and December 31, 2003:

	December 31,	December 31,
	2004	2003

Derivative Assets:
Interest rate caps	$411,248	$—
Interest rate swaps	3,228,457	—
Interest rate lock commitments — loan commitments	5,270	227,513
Interest rate lock commitments — mortgage loans held for sale	32,597	88,922

Total derivative assets	$3,677,572	$316,435

Derivative Liabilities:
Forward loan sale contracts — loan commitments	$(23,557)	$(133,682)
Forward loan sale contracts — mortgage loans held for sale	(1,846)	(6,579)
Forward loan sale contracts — TBA securities	(139,413)	(121,250)

Total derivative liabilities	$(164,816)	$(261,511)

      The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2004 were $670.0 million, $250.0 million and $97.1 million, respectively.
      The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2003 were $0, $0 and 54.5 million, respectively.
      The Company estimates that over the next twelve months, approximately $611,000 of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.

7.	Financing Arrangements, Portfolio Investments
      The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities which they finance. At December 31, 2004, the Company had repurchase agreements with an outstanding balance of approximately $1.11 billion and a weighted average interest rate of 2.35%. At December 31, 2004 securities pledged as collateral for repurchase agreements had estimated fair values of approximately $1.16 billion. As of December 31, 2004 all of the reverse repurchase agreements will mature within 30 days. The Company has available to it $4.225 billion in commitments to provide financings through such arrangements with 20 different counterparties. Counterparties that will providing repurchase financing to the Company as of December 31, 2004 are: Banc of America Securities LLC, Bear, Stearns & Co. Inc., Cantor Fitzgerald Securities, Citigroup Global Markets Inc., Countrywide Securities Corporation, Credit Suisse First Boston LLC, Daiwa Securities America, Inc., Duetsche Bank Securities, Inc., Goldman, Sachs & Co., Greenwich Capital Markets, Inc., J.P. Morgan Securities, Inc., Lehman Brothers Inc., Merrill Lynch Government Securities, Inc., Morgan Keegan & Company, Morgan Stanley & Co. Incorporated, Nomura Securities International, Inc., RBC Capital Markets Corporation, UBS Securities LLC, Wachovia Capital Markets LLC, and WaMu Capital Corp.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financing Arrangements, Mortgage Loans Held for Sale or Investment
      Financing arrangements consist of the following as of December 31, 2004, and December 31, 2003:

	December 31,	December 31,
	2004	2003

$250 million master repurchase agreement expiring December 5, 2005 bearing interest at one-month LIBOR plus 0.75% (3.14% at December 31, 2004). Principal repayments are required 120 days from the funding date(a)	$215,611,800	$—
$100 million revolving line of credit expiring March 31, 2005 bearing interest at daily LIBOR plus spreads from 1.125% to 2.000% depending on collateral (3.60% at December 31, 2004 and 2.42% as of December 31, 2003). Principal repayments are required 90 days from the funding date	73,751,874	72,461,446
$125 million (increased to $150 million on February 1, 2005) revolving line of credit which expires on June 29, 2005 bearing interest at one-month LIBOR plus 1.00% (3.29% at December 31, 2004 and 2.42% as of December 31, 2003)	69,839,306	14,966,814
$15 million revolving line of credit (terminated and syndicated into $50 million revolving line above) bearing interest at the lesser of LIBOR plus 1.5% or the prime rate (2.40% as of December 31, 2003)	—	2,996,873

	$359,202,980	$90,425,133

(a)	This credit facility, with Greenwich Capital Financial Products, Inc., requires the Company to transfer specific collateral to the lender under repurchase agreements; however, due to the rate of turnover of the collateral by the Company, the counterparty has not taken title to or recorded their interest in any of the collateral transferred. Interest is paid to the counterparty based on the amount of outstanding borrowings and on the terms provided.
      The lines of credit are secured by all of the mortgage loans held by the Company. The lines contain various covenants pertaining, among other things, to maintenance of certain amounts of net worth and working capital. The Company is in compliance with such covenants as of December 31, 2004 and 2003. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

9.	Commitments and Contingencies
      Loans Sold to Investors — Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by investors. Such loans are then generally repackaged and sold to other investors.
      Loans Funding and Delivery Commitments — At December 31, 2004 and 2003 the Company had commitments to fund loans with agreed-upon rates totaling approximately $156.1 million and $71.4 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled approximately $97.1 million and $54.5 million at December 31, 2004 and 2003, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net Worth Requirements — NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, Freddie Mac, HUD and other investors. As of December 31, 2004 NYMC is in compliance with all minimum net worth requirements.
      Outstanding Litigation — The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.
      Leases — The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental expense for property and equipment, which is included within the financial statements, amounted to $3,253,580, $2,099,496 and $1,086,495 for the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004 obligations under non-cancelable operating leases that have an initial term of more than one year are as follows:

Year Ending December 31,

2005	$4,150,604
2006	3,566,558
2007	3,133,382
2008	2,747,618
2009	1,997,828
Thereafter	1,878,000

$17,473,990

      Letters of Credit — NYMC maintains a letter of credit in the amount of $100,000 in lieu of a cash security deposit for office lease dated June 1998 for our former headquarters located at 304 Park Avenue South in New York City. The sole beneficiary of this letter of credit is the owner of the building, 304 Park Avenue South LLC. This letter of credit is secured by cash deposited in a bank account maintained at Signature Bank.
      Subsequent to our headquarters move to a new location in New York City in July 2003, in lieu of a cash security deposit for our office lease, we entered into an irrevocable transferable letter of credit in the amount of $313,000 with PricewaterhouseCoopers, LLP (sublandlord), as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at HSBC bank.
      On February 15, 2005, the Company entered into an irrevocable standby letter of credit in an initial amount of $500,000 with the beneficiary being CCC Atlantic, L.L.C., the landlord of the Company’s leased facility at 500 Burton Avenue, Northfield, New Jersey. The letter of credit will serve as security for leased office property, occupied by employees of our subsidiary company Ivy League Mortgage, L.L.C. The letter of credit is secured by the personal guarantee and a mortgage on the home of the Ivy League Mortgage, L.L.C. branch manager. The initial amount of the letter of credit will be reduced at each of the first four annual anniversary dates by $50,000, thereafter to remain at a value of $250,000 until termination on April 1, 2015.

10.	Related Party Transactions
      Upon completion of the Company’s IPO and acquisition of NYMC, Steven B. Schnall and Joseph V. Fierro, the former owners of NYMC, were entitled to a distribution of NYMC’s retained earnings through the close of the Company’s IPO on June 29, 2004, not to exceed $4,500,000. As a result, a distribution of

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$2,409,323 ($409,323 of retained earnings as of March 31, 2004 plus an estimate of $2,000,000 for NYMC’s earnings through June 29, 2004) was made to the former owners upon the close of the IPO. The subsequent earnings and elimination of distributions and unrealized gains and losses attributable to NYMC for the period prior to June 29, 2004 equated to a distribution overpayment of $1,309,448, for which Messrs. Schnall and Fierro reimbursed the Company immediately upon the finalization of the overpayment calculation in July 2004.
      Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $648,326 in fees and other amounts from NYMC borrowers for the year ended December 31, 2004. NYMC does not economically benefit from such referrals.

11.	Concentrations of Credit Risk
      The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 2004 and December 31, 2003, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	December 31,	December 31,
	2004	2003

New York	70.2%	82.8%
New Jersey	7.4%	2.5%
Massachusetts	6.6%	2.8%
Florida	1.9%	5.7%
Connecticut	5.0%	0.7%

12.	Fair Value of Financial Instruments
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
      Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be necessarily substantiated by comparison to independent markets and, in many cases, could not be necessarily realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company’s fair values should not be compared to those of other companies.
      Fair value estimates are based on existing financial instruments and do not attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of certain assets and liabilities approximate cost due to their short-term nature, terms of repayment or interest rate associated with the asset or liability. Such assets or liabilities include cash and cash equivalents, escrow deposits, unsettled mortgage loan sales, and financing arrangements. All forward delivery commitments and option contracts to buy securities are to be contractually settled within six months of the balance sheet date.
      The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

a. Investment Securities Available for Sale — Fair value is generally estimated based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information.

b. Mortgage Loans Held for Sale — Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

c. Mortgage Loans Held for Investment — Mortgage loans held for investment are recorded at historical cost; however the estimated fair value of mortgage loans for investment at December 31, 2004 was approximately $190.6 million. There were no mortgage loans held for investment at December 31, 2003. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

d. Interest Rate Lock Commitments — The fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of IRLCs is determined in accordance with SAB 105.

e. Forward Sale Loan Contracts — The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company’s existing positions.
      The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value:

	December 31, 2004

	Notional	Carrying	Estimated
	Amount	Amount	Fair Value

Investment securities available for sale	$1,194,055,340	$1,204,744,714	$1,204,744,714
Mortgage loans held for investment	188,858,607	190,153,103	190,608,241
Mortgage loans held for sale	85,105,027	85,384,927	86,097,867
Commitments and contingencies:
Interest rate lock commitments	156,110,472	37,867	37,867
Forward loan sales contracts	97,080,482	(164,816)	(164,816)
Interest rate swaps	670,000,000	3,228,457	3,228,457
Interest rate caps	250,000,000	411,248	411,248

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

	Notional	Carrying	Estimated
	Amount	Amount	Fair Value

Mortgage loans held for sale	$36,168,003	$36,169,307	$38,020,465
Marketable securities available for sale		3,588,562	3,588,562
Commitments and contingencies:
Interest rate lock commitments	71,375,732	316,435	316,435
Forward loan sales contracts	54,522,057	(261,511)	(261,511)

13.	INCOME TAXES
      NYMT and its taxable subsidiary, NYMC, were S corporations prior to June 29, 2004 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any federal income tax expense. Both were liable for New York State and New York City taxes and that provision is included below under current state provision.
      On June 29, 2004, NYMC became a C corporation for federal and state income tax purposes and as such is subject to federal and state income tax on its taxable income for the period June 29 through December 31, 2004. In connection with the change in tax status from an S Corporation to a C corporation, NYMT recognized deferred income tax expense of $298,553 as of June 29, 2004.
      A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the period June 29 to December 31, 2004 is as follows.

Tax at statutory rate (35%)	$1,290,650
Non-taxable REIT income	(2,558,892)
Transfer pricing of loans sold to nontaxable parent	292,150
State and local taxes	(372,095)
Change in tax status	298,553
Income earned prior to taxable status	(206,731)
Miscellaneous	(3,169)

Total provision (benefit)	$(1,259,534)

      The income tax provision (benefit) for the year ended December 31, 2004 is comprised of the following components:

	Current	Deferred	Total

Regular Tax Provision (Benefit)
Federal	—	$(1,251,053)	$(1,251,053)
State	$50,000	(327,399)	(277,399)

Total	$50,000	$(1,578,452)	$(1,528,452)

Change in Tax Status
Federal	—	$212,800	$212,800
State	—	56,118	56,118

	—	$268,918	$268,918

Total tax expense (benefit)	$50,000	$(1,309,534)	$(1,259,534)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deferred tax asset at December 31, 2004 includes a deferred tax asset of $1,578,452 and a deferred tax liability of $268,918 which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carryover	$1,237,544
Restricted performance stock option expense	329,001
Management compensation	90,461

1,657,006
Deferred tax liabilities:
Mark-to-market adjustments	78,554
Depreciation	268,918
347,472

Net deferred tax asset	$1,309,534

      The net deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. The net operating loss carryforward expires at various intervals between 2012 and 2025.

14.	Segment Reporting
      The Company operates two segments:

•	Mortgage Portfolio Management — long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending — mortgage loan originations as conducted by NYMC.
      Our mortgage portfolio management segment primarily invest in adjustable-rate FNMA, FHLMC and “AAA”- rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. The Company’s equity capital and borrowed funds are used to invest in residential mortgage-backed securities, thereby producing net interest income.
      The mortgage lending segment originates residential mortgage loans through the Company’s taxable REIT subsidiary, NYMC. Loans are originated through NYMC’s retail and internet branches and generate gain on sale revenue when the loans are sold to third parties or revenue from brokered loans when the loans are brokered to third parties.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to June 29, 2004, the Company conducted only mortgage lending operations.

	Year Ended December 31, 2004

	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total

REVENUE:
Gain on sales of mortgage loans	$—	$20,835,387	$20,835,387
Interest income:
Loans held for sale	—	6,904,651	6,904,651
Investment securities and loans	20,393,977		20,393,977
Brokered loan fees	—	6,894,629	6,894,629
Gain on sale of securities	167,440	606,975	774,415
Miscellaneous income	—	226,677	226,677

Total revenue	20,561,417	35,468,319	56,029,736
EXPENSES:
Salaries, commissions and benefits	382,403	16,735,918	17,118,321
Interest expense:
Loans held for sale	—	3,542,939	3,542,939
Investment securities and loans	12,469,579	—	12,469,579
Brokered loan expenses	—	5,276,333	5,276,333
Occupancy and equipment	9,604	3,519,075	3,528,679
Marketing and promotion	13,872	3,176,097	3,189,969
Data processing and communication	174,089	1,424,043	1,598,132
Office supplies and expenses	3,788	1,515,139	1,518,927
Professional fees	148,997	1,856,391	2,005,388
Travel and entertainment	838	611,106	611,944
Depreciation and amortization	1,960	688,529	690,489
Other	45,167	746,298	791,465

Total expenses	13,250,297	39,091,868	52,342,165

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	7,311,120	(3,623,549)	3,687,571
Income tax benefit	—	(1,259,534)	(1,259,534)

NET INCOME (LOSS)	$7,311,120	$(2,364,015)	$4,947,105

Segment assets	1,413,954,577	200,807,882	1,614,762,459
Segment equity	107,541,994	11,940,225	119,482,219

15.	Capital Stock and Earnings per Share
      The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 18,114,445 shares issued and 17,797,375 outstanding as of December 31, 2004. Of the common stock authorized, 794,250 shares were reserved for issuance as restricted stock awards to employees, officers and directors. As of December 31, 2004, 74,716 shares remain reserved for issuance.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the year ended December 31, 2004, weighted average shares outstanding assume that the shares outstanding upon the Company’s IPO are outstanding for the full year ending December 31, 2004. Earnings per share for periods prior to the IPO are not presented as they are not representative of the Company’s current capital structure.
      The following table presents the computation of basic and diluted net earnings per share as if all stock options were outstanding for the periods indicated (in thousands, except net earnings per share):

For the Year Ended
December 31,
2004

Numerator:
Net income	$4,947
Denominator:
Weighted average number of common shares outstanding — basic	17,797
Net effect of unvested restricted stock	224
Performance shares	35
Escrowed shares[1]	53
Net effect of stock options[2]	6

Weighted average number of common shares outstanding — dilutive	18,115

Net income per share — basic	$0.28
Net income per share — diluted	$0.27

[1]	Upon the closing of the Company’s IPO, of the 2,750,000 shares exchanged for the equity interests of NYMC, 100,000 shares were held in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of NYMC for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $492,536 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC entered into a new escrow agreement, which extended the escrow period to December 31, 2005 for the remaining 52,320 shares.

[2]	The Company has granted 556,500 of the 706,000 stock options available for issuance under the Company’s 2004 stock incentive plan.

16.	Stock Incentive Plan
      Pursuant to the 2004 Stock Incentive Plan (the “Plan”), eligible employees, officers and directors are offered the opportunity to acquire the Company’s common shares through the grant of options and the award of restricted stock under the Plan. The maximum number of options that may be issued is 706,000 shares and the maximum number of restricted stock awards that may be granted under the Plan is 794,250.
      In connection with the Plan, the Company also awarded shares of stock to employees upon certain performance criteria related to the November 2004 acquisition of Guaranty Residential Lending.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options
      The Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of December 31, 2004, 556,500 options have been granted pursuant to the Plan with a vesting period of two years.
      The Company accounts for the fair value of its grants in accordance with SFAS No. 123. The compensation cost charged against income during the year ended December 31, 2004 was $105,748.
      A summary of the status of the Company’s options as of December 31, 2004 and changes during the year then ended is presented below:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding at beginning of year	—	—
Granted	556,500	$9.57
Canceled	—	—
Exercised	—	—

Outstanding at end of year	556,500	$9.57

Options exercisable at year-end	303,162	$9.35

Weighted-average fair value of options granted during the year		$9.57

      The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding

		Weighted-
		Average		Options Exercisable
		Remaining				Fair Value
	Number	Contractual	Exercise	Number	Exercise	of Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Granted

$9.00	176,500	9.5	$9.00	176,500	$9.00	$0.39
$9.83	380,000	9.9	9.83	126,662	9.83	0.29

Total	556,500	9.8	$9.57	303,162	$9.35	$0.32

      The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:

Risk free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

Restricted stock
      As of December 31, 2004, the Company has awarded 482,625 shares of restricted stock under the Plan with vesting periods between six and 36 months. During year ended December 31, 2004, the Company recognized non-cash compensation expense of approximately $1.7 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance based stock awards
      In November 2004, the Company acquired 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. Pursuant to that transaction, the Company has committed to award 236,909 shares of the Company’s stock to certain employees of those branches upon attaining predetermined production levels. The awards range in vesting periods from 6 to 30 months with a share price set at the December 2, 2005 grant date market value of $9.83 per share. During year ended December 31, 2004, the Company recognized non-cash compensation expense of $249,296 relating to the vested portion of performance based stock awards. Unvested issued performance share awards have no voting rights and do not earn dividends.

17.	Asset Acquisitions
      On March 10, 2004 the Company completed a transaction with SIB Mortgage Corporation, acquiring eight loan origination branches — including the locked and unlocked mortgage loan pipelines (meaning in-process mortgage loans with or without locked-in interest rates), furniture, fixtures, equipment, computers, tangible personal property and leasehold improvements (to the extent located in the branches), and certain other assets — in exchange for the Company’s assumption of certain expenses and obligations in connection with the operation of these branches from and after March 1, 2004. The Company hired 134 SIB employees who work at these eight branches, which are located in Northfield, New Jersey; Seaville, New Jersey; Haworth, New Jersey; Rockville, Maryland; Virginia Beach, Virginia; Fairfax, Virginia; Terre Haute, Indiana; and Fairfield, Connecticut.
      On November 15, 2004, the Company acquired 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from Guaranty Residential Lending, Inc. The Company acquired an existing pipeline of approximately $300 million in locked and unlocked mortgage applications in conjunction with the branch acquisition. The mortgage pipeline and other assets (primarily furniture, fixtures and computer hardware and software) had a purchase price of approximately $550,000 and $760,000, respectively. In addition, the Company will pay a $250,000 contingency premium to the seller provided that the former loan officers of the seller become employed by the Company and originate, close and fund $2 billion in mortgage loans during the twelve month period after the closing date of the transaction. The Company also assumed selected monthly lease obligations of approximately $142,000 and hired approximately 275 new loan origination and support personnel. As a result of this acquisition, the Company’s annual mortgage originations are expected to approximately double.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters. The quarter ended June 30, 2004 has been restated, as explained below, and includes the appropriate adjustments discussed below:

	Three Months Ended

	Mar. 31,			Sep. 30,	Dec. 31,
	2004	Jun. 30, 2004	Jun. 30, 2004	2004	2004

		As previously	As restated
		reported
Revenues:
Gain on sales of mortgage loans	$3,506,089	$6,945,082	$6,945,082	$4,482,262	$5,901,954
Interest income	1,261,069	1,885,778	1,885,778	10,290,141	13,941,292
Brokered loan fees	2,182,779	777,694	777,694	1,437,664	2,496,492
Gain (loss) on sale of marketable securities	—	(175,682)	606,975	125,837	41,603
Miscellaneous income	15,769	30,208	30,208	49,620	51,428

Total revenues	6,965,706	9,463,080	10,245,737	16,385,524	22,432,769
Salaries, commissions and related expenses	2,719,178	4,171,660	4,171,660	4,503,571	5,723,911
Interest expense	608,611	1,206,029	1,123,686	5,465,192	8,815,029
Brokered loan expenses	1,284,219	835,303	835,303	1,016,930	2,139,881
General and administrative expenses	2,236,194	3,724,196	3,724,196	3,179,615	4,794,989

Total expenses	6,848,202	9,937,188	9,854,845	14,165,308	21,473,810
Income (loss) before provision for income taxes	117,504	(474,108)	390,892	2,220,216	958,959

Income tax (expense) benefit	—	(10,000)	(10,000)	231,653	1,037,881
Net income (loss)	$117,504	$(484,108)	$380,892	$2,451,869	1,996,840

Per share basic income (loss)	—	$(0.03)	$0.02	$0.14	$0.12
Per share diluted income (loss)	—	$(0.03)	$0.02	$0.14	$0.12

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2003	2003	2003	2003

Revenues:
Gain on sales of mortgage loans	$4,757,862	$6,790,049	$6,854,729	$4,628,029
Interest income	1,430,998	2,090,999	1,823,609	2,264,025
Brokered loan fees	1,285,767	1,580,880	1,512,505	2,303,419
Miscellaneous income	34,191	(4,727)	84,390	(68,275)

Total revenues	7,508,818	10,457,201	10,275,233	9,127,198
Salaries, commissions and related expenses	1,721,318	2,133,344	2,762,371	2,629,836
Interest expense	651,504	807,448	1,198,381	609,105
Brokered loan expenses	863,114	1,159,493	926,099	784,960
General and administrative expenses	1,344,442	1,593,577	1,887,704	2,569,678

Total expenses	4,580,378	5,693,862	6,774,555	6,593,579
Net income	2,928,440	4,763,339	3,500,678	2,533,619

      On March 16, 2005, the Company’s management determined that the accounting for the disposition of marketable securities and certain cash flow hedges owned by NYMC was incorrect and should be restated to reflect the gain of $865,000 in earnings instead of as a change in other comprehensive income. As a result, the net income reported for the three and six months ended June 30, 2004 and the nine months ended September 30, 2004 as filed in the Company’s Quarterly Reports on Form 10-Q for such periods, respectively, was understated by $865,000.
      The marketable securities were disposed of in a transaction during the second quarter of 2004 prior to completion of the Company’s IPO so as to avoid owning a legacy portfolio of securities which (i) did not meet the Company’s new investment guidelines, (ii) are equity securities, (iii) cannot be appropriately hedged or (iv) do not generate qualifying REIT income. As a result, the impact on the sale of these assets did not impact the Company or its earnings generated during periods after completion of the IPO. However, because the Company’s acquisition of NYMC is accounted for as a reverse merger for accounting and financial reporting purposes, the historical financial presentation of net income is affected.
      For financial presentation purposes, the restatement increases net income by approximately $783,000 for the marketable securities and $82,000 for the cash flow hedges with a corresponding reduction in accumulated other comprehensive income for the periods indicated. There was no impact on total assets, liabilities or equity on the Company’s balance sheet, or to net comprehensive income for the periods presented.

19.	Subsequent Events
      On February 1, 2005, the Company amended a warehouse line of credit facility of $125 million. The amended facility has an increased limit to $150 million and retains the maturity date of June 29, 2005. The line will bear interest at one-month LIBOR plus 1%. Advance sub-limit lines under the facility for repurchase and construction advances will bear interest at one-month LIBOR plus 1.625% and 1.25%, respectively. The Company has been approved for the amendment of its existing revolving line of credit facility of $100 million that was to expire on March 31, 2005. The amended facility will have an increased limit to $200 million and a maturity date of March 31, 2006. The line will bear interest at one-month LIBOR plus 0.75%. Advance sub-limit lines under the facility for sub-prime and construction mortgage loans will bear interest at one-month LIBOR plus 0.90%.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 11, 2005, the Company signed a letter of intent to enter into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The Company’s remaining contractual obligation to the landlord on this lease is $1.8 million. The sub-lease tenant will have a contractual rent obligation to the Company under the sub-lease of $982,000. This transaction is expected to be completed in late March or early April 2005. Accordingly, during the first quarter or early second quarter of 2005, the Company anticipates it will recognize a charge of $796,000 to earnings.
      On February 25, 2005 the Company completed its first loan securitization of approximately $419 million of high-credit quality, first-lien, ARM loans, New York Mortgage Trust 2005-1. The terms of this securitization were structured so as to not meet the criteria for sale as required in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Accordingly, this transaction is accounted for as a non-recourse secured borrowing with the ARM loans pledged as collateral.
      The amount of each class of beneficial interest structured as part of the securitization, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below:

	Approximate
Class	Principal Amount	Interest Rate	Rating

A	$391,761,000	LIBOR + 27 basis points	AAA
M-1	18,854,000	LIBOR + 50 basis points	AA
M-2	6,075,000	LIBOR + 85 basis points	A

Total	$416,690,000
      On March 15, 2005 the Company closed a private placement of $25 million of its trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 375 basis points, resetting quarterly. The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010.

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
3.2	Bylaws of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.1	Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as amended and restated, on December 23, 2003, in the principal amount of $2,574,352.00, payable to Joseph V. Fierro. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.2	Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as amended and restated, on December 23, 2003, in the principal amount of $12,132,550.00 payable to Steven B. Schnall. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.3	Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated October 2, 2002. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.4	Amendment No. 1 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated December 4, 2002. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.5	Amendment No. 2 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated February 20, 2003. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.6	Amendment No. 3 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated April 22, 2003. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.7	Amendment No. 4 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated July 1, 2003. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.8	Amendment No. 5 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated July 7, 2003. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.9	Amendment No. 6 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated July 31, 2003. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.10	Amendment No. 7 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated August 4, 2003. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.11	Amendment No. 8 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated August 9, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.12	Amendment No. 9 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated August 28, 2003. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.13	Amendment No. 10 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated September 17, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.14	Amendment No. 11 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated October 1, 2003. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.15	Amendment No. 12 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated October 31, 2003. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.16	Amendment No. 13 to Master Repurchase Agreement between Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated December 19, 2003. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.17	Credit Note between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.18	Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.19	First Amended Credit Note, dated as of May 24, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.20	First Amended Credit and Security Agreement, dated as of May 24, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.21	Second Amended Credit Note, dated as of June 18, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.22	Second Amended Credit and Security Agreement, dated June 18, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.23	Third Amended Credit Note, dated as of November 13, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.24	Third Amended Credit and Security Agreement, dated as of November 13, 2001, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.25	Fourth Amended Credit Note, dated as of January 16, 2002, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.26	Fourth Amended Credit and Security Agreement, dated as of January 16, 2002, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.27	Fifth Amended Credit Note, dated as of April 29, 2002, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.28	Fifth Amended Credit and Security Agreement, dated as of April 29, 2002, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.29	Extension Letter, dated August 26, 2002, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.30	Extension Letter, dated September 11, 2002, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.31	Extension Letter, dated October 28, 2002, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.32	Extension Letter, dated November 27, 2002, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.33	Extension Letter, dated April 15, 2003, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.34	Extension Letter, dated June 24, 2003, to Credit and Security Agreement between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001, as amended. (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.35	Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.36	Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.37	First Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of May 24, 2001. (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.38	First Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of May 24, 2001. (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.39	Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.40	First Amendment, dated April 2002, to Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.41	Second Amendment, dated June 3, 2002, to Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.42	Third Amendment, dated November , 2002, to Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.43	Fourth Amendment, dated June 15, 2003, to Warehousing Credit Agreement, among The New York Mortgage Company LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.44	Warehouse Promissory Note, between The New York Mortgage Company, LLC and National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.45	Amended and Restated Warehouse Promissory Note, between The New York Mortgage Company, LLC and National City Bank of Kentucky, dated June 3, 2002. (Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.46	Warehousing Credit Agreement, between New York Mortgage Company, LLC, Steven B. Schnall, Joseph V. Fierro and National City Bank of Kentucky, dated as of January 25, 2002. (Incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.47	Pledge and Security Agreement, between The New York Mortgage Company, LLC and National City Bank of Kentucky, dated as of January 25, 2002. (Incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.48	Unconditional and Continuing Guaranty of Payment by Steven B. Schnall to National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.49	Unconditional and Continuing Guaranty of Payment by Joseph V. Fierro to National City Bank of Kentucky, dated January 25, 2002. (Incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.50	Amended and Restated Unconditional and Continuing Guaranty of Payment by Steven B. Schnall to National City Bank of Kentucky, dated June 15, 2003. (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.51	Amended and Restated Unconditional and Continuing Guaranty of Payment by Joseph V. Fierro to National City Bank of Kentucky, dated June 15, 2003. (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.52	Inter-Creditor Agreement, between National City Bank of Kentucky and HSBC Bank USA, dated January 25, 2002. (Incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.53	Whole Loan Purchase and Sale Agreement/ Mortgage Loan Purchase and Sale Agreement between The New York Mortgage Company, LLC and Greenwich Capital Financial Products, Inc., dated as of September 1, 2003. (Incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.54	Whole Loan Custodial Agreement/ Custodial Agreement between Greenwich Capital Financial Products, Inc., The New York Mortgage Company, LLC and LaSalle Bank National Association, dated as of September 1, 2003. (Incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.55	Form of New York Mortgage Trust, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.56	Contribution Agreement by and among Steven B. Schnall and Joseph V. Fierro and New York Mortgage Trust, Inc., dated December 22, 2003. (Incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.57	Agreement by and among New York Mortgage Trust, Inc., The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated December 23, 2003. (Incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.58	Sixth Amended Credit and Security Agreement, dated as of August 11, 2003, between HSBC Bank USA and The New York Mortgage Company LLC, dated as of March 30, 2001. (Incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.59	Temporary Overadvance Note, dated as of August 11, 2003, between HSBC Bank USA and the New York Mortgage Company LLC. (Incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.60	Second Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of June 18, 2001. (Incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.61	Second Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of June 18, 2001. (Incorporated by reference to Exhibit 10.61 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.62	Third Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of November 13, 2001. (Incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.63	Third Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of November 13, 2001. (Incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.64	Fourth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of January 16, 2002. (Incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.65	Fourth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of January 16, 2002. (Incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.66	Fifth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of April 29, 2002. (Incorporated by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.67	Fifth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of April 29, 2002. (Incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.68	Sixth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Steven Schnall, dated as of August 11, 2003. (Incorporated by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.69	Sixth Amended Guaranty between HSBC Bank USA, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of August 11, 2003. (Incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.70	Credit and Security Agreement by and among HSBC Bank USA, National City Bank of Kentucky and The New York Mortgage Company LLC, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.71	Guaranty between HSBC Bank USA, National City Bank of Kentucky, The New York Mortgage Company LLC and Steven B. Schnall, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.72	Guaranty between HSBC Bank USA, National City Bank of Kentucky, The New York Mortgage Company LLC and Joseph V. Fierro, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.72 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.73	Credit Note by and between HSBC Bank USA and The New York Mortgage Company LLC, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.73 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.74	Credit Note by and between National City Bank of Kentucky and The New York Mortgage Company LLC, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.75	Swingline Note by and between HSBC Bank USA and The New York Mortgage Company LLC, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.75 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.76	Custodial Agreement by and among Greenwich Capital Financial Products, Inc., The New York Mortgage Corporation LLC and Deutsche Bank Trust Company Americas, dated as of August 1, 2003. (Incorporated by reference to Exhibit 10.76 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.77	Master Mortgage Loan Purchase and Interim Servicing Agreement by and between The New York Mortgage Company L.L.C. and Greenwich Capital Financial Products, Inc., dated as of August 1, 2003. (Incorporated by reference to Exhibit 10.77 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.78	Subordination and Pledge Agreement by and between HSBC Bank USA and Steven B. Schnall, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.78 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.79	Subordination and Pledge Agreement by and between HSBC Bank USA and Joseph V. Fierro, dated as of December 15, 2003. (Incorporated by reference to Exhibit 10.79 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.80	Second Amended and Restated Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as further amended and restated, on December 23, 2003 and February 26, 2004, in the principal amount of $11,432,550 payable to Steven B. Schnall. (Incorporated by reference to Exhibit 10.80 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.81	Second Amended and Restated Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as further amended and restated, on December 23, 2003 and February 26, 2004, in the principal amount of $2,274,352, payable to Joseph V. Fierro. (Incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.82	Promissory Note, issued by New York Mortgage Funding, LLC on January 9, 2004 in the principal amount of $100,000,000.00, payable to Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.82 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.83	Guaranty between the New York Mortgage Company, LLC and Greenwich Capital Financial Products, Inc., dated as of January 9, 2004. (Incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.84	Master Loan and Security Agreement between New York Mortgage Funding, LLC and Greenwich Capital Financial Products, Inc., dated as of January 9, 2004. (Incorporated by reference to Exhibit 10.84 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.85	Custodial Agreement between New York Mortgage Funding, LLC, Deutche Bank Trust Company Americas and Greenwich Capital Financial Products, Inc., dated as of January 9, 2004. (Incorporated by reference to Exhibit 10.85 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.86	Amendment Number One, dated November 24, 2003, to the Master Mortgage Loan Purchase and Interim Servicing Agreement, dated as of August 1, 2003. (Incorporated by reference to Exhibit 10.86 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.87	Amended and Restated Contribution Agreement, by and among Steven B. Schnall, Steven B. Schnall Annuity Trust U/ A 3/25/04, Joseph V. Fierro, 2004 Joseph V. Fierro Grantor Retained Annuity Trust and New York Mortgage Trust, Inc., dated March 25, 2004. (Incorporated by reference to Exhibit 10.87 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.88	Second Amended and Restated Contribution Agreement, by and among Steven B. Schnall, Steven B. Schnall Annuity Trust U/A 3/25/04, Joseph V. Fierro, 2004 Joseph V. Fierro Grantor Retained Annuity Trust and New York Mortgage Trust, Inc., dated April 29, 2004. (Incorporated by reference to Exhibit 10.88 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.89	Amended and Restated Agreement by and among New York Mortgage Trust, Inc., The New York Mortgage Company, LLC, Steven B. Schnall and Joseph V. Fierro, dated April 29, 2004. (Incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.90	Third Amended and Restated Promissory Note, issued by The New York Mortgage Company, LLC on August 31, 2003, as further amended and restated on December 23, 2003, February 26, 2004 and May 26, 2004, in the principal amount of $11,432,550 payable to Steven B. Schnall. (Incorporated by reference to Exhibit 10.90 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

Exhibit	Description

10.91	Third Amended and Restated Promissory Note, issued by the New York Mortgage Company, LLC on August 31, 2003, as further amended and restated, on December 23, 2003, February 26, 2004 and May 26, 2004, in the principal amount of $2,274,352 payable to Joseph V. Fierro. (Incorporated by reference to Exhibit 10.91 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.92	Form of Employment Agreement between New York Mortgage Trust, Inc. and Steven B. Schnall. (Incorporated by reference to Exhibit 10.92 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.93	Form of Employment Agreement between New York Mortgage Trust, Inc. and David A. Akre. (Incorporated by reference to Exhibit 10.93 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.94	Form of Employment Agreement between New York Mortgage Trust, Inc. and Raymond A. Redlingshafer, Jr. (Incorporated by reference to Exhibit 10.94 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.95	Form of Employment Agreement between New York Mortgage Trust, Inc. and Michael I. Wirth. (Incorporated by reference to Exhibit 10.95 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.96	Form of Employment Agreement between New York Mortgage Trust, Inc. and Joseph V. Fierro. (Incorporated by reference to Exhibit 10.96 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.97	Form of Employment Agreement between New York Mortgage Trust, Inc. and Steven R. Mumma. (Incorporated by reference to Exhibit 10.97 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
10.98	Amendment No. 1 to Employment Agreement between New York Mortgage Trust, Inc. and Steven R. Mumma, dated December 2, 2004.
10.99	Amended and Restated Credit and Security Agreement between HSBC Bank USA, National Association, National City Bank of Kentucky, JP Morgan Chase Bank, N.A. and The New York Mortgage Company LLC, dated as of February 1, 2005.
10.100	Amended and Restated Master Loan and Security Agreement between New York Mortgage Funding, LLC, The New York Mortgage Company, LLC and New York Mortgage Trust, Inc. and Greenwich Capital Financial Products, Inc., dated as of December 6, 2004.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
31.1	Section 302 Certification of Co-Chief Executive Officer.
31.2	Section 302 Certification of Co-Chief Executive Officer.
31.3	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Co-Chief Executive Officers.
32.2	Section 906 Certification of Chief Financial Officer.