Form 10-Q
period 2005-03-31
NEW YORK MORTGAGE TRUST INC
filed 2005-05-13
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-32216

NEW YORK MORTGAGE TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-0934168
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1301 Avenue of the Americas, New York, New York 10019
(Address of principal executive office) (Zip Code)

(212) 634-9400
(Registrant’s telephone number, including area code)

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on May 8, 2005 was 17,797,375.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

Three Months Ended March 31, 2005

Part I Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Overview of Performance
Summary of Operations and Key Performance Measurements
Known Material Trends and Commentary
Description of Business
Significance of Estimates and Critical Accounting Policies
Forward Looking Financial Statement Effects
New Accounting Policies
Risk Management
Financial Highlights for the Three Months Ended March 31, 2005
Results of Operations and Financial Condition
Off-Balance Sheet Arrangements
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
Item 6. Exhibits
Signatures
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I: FINANCIAL INFORMATION

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004
ASSETS
Cash and cash equivalents	$6,906,403	$7,613,106
Restricted cash	415,335	2,341,712
Investment securities — available for sale	1,112,989,795	1,204,744,714
Due from loan purchasers	91,340,070	79,904,315
Escrow deposits — pending loan closings	22,441,628	16,235,638
Accounts and accrued interest receivable	13,046,687	15,554,201
Mortgage loans held for sale	99,554,363	85,384,927
Mortgage loans held in the securitization trust	417,383,398	—
Mortgage loans held for investment	68,462,832	190,153,103
Prepaid and other assets	8,063,281	4,351,869
Derivative assets	10,796,803	3,677,572
Property and equipment, net	4,984,767	4,801,302

TOTAL ASSETS	$1,856,385,362	$1,614,762,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Financing arrangements, portfolio investments	$1,423,641,000	$1,115,809,285
Financing arrangements, loans held for sale/for investment	271,664,999	359,202,980
Due to loan purchasers	415,235	350,884
Accounts payable and accrued expenses	19,790,050	19,485,241
Subordinated debentures	25,000,000	—
Derivative liabilities	838,928	164,816
Other liabilities	376,971	267,034

Total liabilities	1,741,727,183	1,495,280,240

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY :
Common stock, $0.01 par value, 400,000,000 shares authorized 18,114,445 shares issued and 17,797,375 outstanding at March 31, 2005 and December 31, 2004	180,621	180,621
Additional paid-in capital	115,485,603	119,045,450
Accumulated other comprehensive (loss) income	(1,008,045)	256,148

Total stockholders’ equity	114,658,179	119,482,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,856,385,362	$1,614,762,459

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
REVENUE:
Gain on sales of mortgage loans	$4,320,500	$3,506,089
Interest income:
Loans held for sale	2,592,890	1,261,069
Investment securities	12,721,738	—
Loans collateralizing debt obligations	1,801,915	—
Brokered loan fees	2,000,233	2,182,779
Gain on sale of securities	377,083	—
Miscellaneous income	114,052	15,769

Total revenue	23,928,411	6,965,706

EXPENSES:
Salaries, commissions and benefits	7,142,761	2,719,178
Interest expense:
Loans held for sale	1,847,810	608,611
Investment securities and loans	9,764,172	—
Subordinated debentures	77,756	—
Brokered loan expenses	1,519,490	1,284,219
Occupancy and equipment	2,134,634	661,530
Marketing and promotion	1,399,866	484,286
Data processing and communications	517,721	168,043
Office supplies and expenses	572,686	217,871
Professional fees	744,068	253,088
Travel and entertainment	215,457	188,348
Depreciation and amortization	342,892	102,953
Other	376,658	160,075

Total expenses	26,655,971	6,848,202

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(2,727,560)	117,504
Income tax benefit	2,690,000	—

NET (LOSS) INCOME	$(37,560)	$117,504

Basic and diluted loss per share	$(0.0)	$—

Weighted average shares outstanding-basic and diluted	17,797,375	—

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,560)	$117,504
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	342,892	102,953
Amortization of premium on investment securities and mortgage loans	1,184,667	—
Gain on sale of investment securities	(377,083)	—
Origination of mortgage loans held for sale	(563,160,834)	(199,471,383)
Proceeds from sales of mortgage loans	411,669,894	188,110,364
Deferred compensation restricted stock-non cash	740,822	—
Vesting of restricted shares-compensation expense	256,314	—
Stock option grants — compensation expense	9,188	—
Deferred tax benefit	(2,690,000)	—
Change in value of derivatives	(976,807)	55,460
(Increase) decrease in operating assets:
Due from loan purchasers	(11,435,755)	(34,988,509)
Escrow deposits-pending loan closings	(6,205,990)	—
Accounts and accrued interest receivable	2,507,514	—
Prepaid and other assets	(1,021,412)	(798,023)
Increase (decrease) in operating liabilities:
Due to loan purchasers	64,351	207,694
Accounts payable and accrued expenses	123,665	2,250,502
Other liabilities	109,937	130,315

Net cash used in operating activities	(168,896,197)	(44,283,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,926,377	(38,455)
Purchase of marketable securities	—	(338,442)
Net purchase of investment securities	(2,354,720)	—
Purchase of mortgage loans held in the securitization trust	(167,873,446)	—
Principal repayments received on loans held in the securitization trust	5,599,985	—
Proceeds from sale of marketable securities	—	321,894
Principal paydown on investment securities	86,655,841	—
Payments received on loans held for investment	3,815,547	—
Purchases of property and equipment	(526,357)	(82,335)

Net cash used in investing activities	(72,756,773)	(137,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to members	—	(663,165)
Increase in financing arrangements, net	220,293,734	45,708,401
Dividends paid	(4,347,467)	—
Issuance of subordinated debentures	25,000,000	—

Net cash provided by financing activities	240,946,267	45,045,236

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(706,703)	476,203

CASH AND CASH EQUIVALENTS — Beginning of period	7,613,106	4,047,260

CASH AND CASH EQUIVALENTS — End of period	$6,906,403	$4,523,463

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$15,407,774	$607,554

NON CASH FINANCING ACTIVITIES
Distribution to members in the form of subordinated notes	$—	$(1,000,000)

Dividends declared to be paid in subsequent period	$4,528,611	$—

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 (Unaudited)

1. Summary of Significant Accounting Policies

     Organization — New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully integrated, self-advised residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and fixed rate and adjustable-rate mortgage loans and securities originated through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”). The Company also earns net interest income from its investment in and the securitization of certain self-originated adjustable rate mortgage loans that meet the Company’s investment criteria. Licensed or exempt from licensing in 40 states and through a network of 31 full service loan origination locations and 32 satellite loan origination locations, NYMC originates all types of mortgage loans, with a primary focus on prime, residential mortgage loans. As of March 31, 2005, NYMC had $8.7 million in equity.

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

     On February 25, 2005, the Company completed its first loan securitization of high-credit quality, first-lien, ARM loans, by contributing loans into New York Mortgage Trust 2005-1 (“NYMT ’05-1 Trust”). NYMT ’05-1 Trust is a wholly-owned subsidiary of NYMT. The securitization was structured as a secured borrowing (“On Balance Sheet Securitization”), with the line-of-credit financing used to purchase and originate the mortgage loans refinanced through repurchase agreements. On March 15, 2005, the Company closed a private placement of $25 million of preferred securities issued by NYM Preferred Trust I. NYM Preferred Trust I is a wholly owned subsidiary of NYMC.

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

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     Restricted Cash — Restricted cash amounts are held by counterparties as collateral for two letters of credit related to the lease of the corporate headquarters.

     Due from Loan Purchasers and Escrow Deposits – Pending Loan Closing- Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

     Investment Securities Available for Sale — The Company’s investment securities are residential mortgage-backed securities comprised of FannieMae (“FNMA”), Freddie Mac (“FHLMC”) and “AAA”— rated adjustable-rate loans, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

     When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). Management considers at a minimum the following factors that, both individually or in combination, could indicate the decline is “other-than-temporary:” 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other- than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment.

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

     Mortgage Loans Held in the Securitization Trust — Mortgage loans held in the securitization trust, are certain ARM mortgage loans transferred to the NYMT ’05-1 Trust which have been securitized into sequentially rated classes of beneficial interests. Currently the Company has retained 100% interest in the securitized loans and the transfer has been accounted for as a secured borrowing with a pledge of collateral. Mortgage loans held in the securitization trust are recorded at amortized cost, using the same accounting principles as that used for mortgage loans held for investment, as described below.

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

     Credit Risk and Allowance for Loan Losses — The Company limits its exposure to credit losses on its portfolio of residential adjustable-rate mortgage-backed securities by purchasing securities that are guaranteed by a government-sponsored or federally-chartered corporation (“FNMA” or “FHLMC”) (collectively “Agency Securities”) or that have a “AAA” investment grade rating by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. at the time of purchase.

     The Company seeks to limit its exposure to credit losses on its portfolio of residential adjustable-rate mortgage loans held for investment (including mortgage loans held in the securitization trust) by originating and investing in loans primarily to borrowers with strong credit profiles, which are evaluated by analyzing the borrower’s credit (“FICO” is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models) score, employment, income and assets and related documentation, the amount of equity in and the value of the property securing the borrower’s loan, debt to income ratio, credit history, funds available for closing and post-closing liquidity.

     The Company estimates an allowance for loan losses based on management’s assessment of probable credit losses in the Company’s investment portfolio of residential mortgage loans. Mortgage loans are collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon management’s assessment of various credit-related factors, including current economic conditions, the credit diversification of the portfolio, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of mortgage loans held for investment deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio.

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

     All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. Ineffective portions, if any, of changes in the fair value or cash flow hedges, are recognized in earnings. (See Note 13).

     In accordance with a Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) issued on March 9, 2004, beginning in the second quarter of 2004, the fair value of interest rate lock commitments (“IRLCs”) excludes future cash flows related to servicing rights, if such rights are retained upon the sale of originated mortgage loans. Since the Company sells all of its originated loans with servicing released, SAB 105 had no effect on the value of its IRLCs.

     Risk Management — Derivative transactions are entered into by the Company solely for risk management purposes. The decision of whether or not an economic risk within a given transaction (or portion thereof) should be hedged for risk management purposes is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income, asset valuation and restrictions imposed by the Internal Revenue Code among others. In determining whether to hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken to hedge certain market risks are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company is required to formally document its hedging strategy before it may elect to implement hedge accounting for qualifying derivatives. Accordingly, all qualifying derivatives are intended to qualify as fair value, or cash flow hedges, or free standing derivatives. To this end, terms of the hedges are matched closely to the terms of hedged items with the intention of minimizing ineffectiveness.

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

     Once a loan has been funded, the Company’s primary risk objective for its mortgage loans held for sale, is to protect earnings from an unexpected charge due to a decline in value. The Company’s strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of rate lock) to hedge most of its mortgage loans held for sale. The FSLCs have been designated as qualifying hedges for the funded loans and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loan being hedged. The FSLCs effectively fix the forward sales price and thereby offset interest rate and price risk to the Company. Accordingly, the Company evaluates this relationship quarterly and, at the time the loan is funded, classifies and accounts for the FSLCs as cash flow hedges.

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

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss, and net payments received or made, on the derivative instrument are reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

     Comprehensive Income — Comprehensive income is comprised primarily of net income (loss), from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

     Gain on Sale of Mortgage Loans — The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

     Loan Origination Fees and Direct Origination Cost — The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation, benefits and commission costs have been reduced by approximately $9,628,375 and $3,747,192 for the three-month periods ended March 31, 2005 (unaudited) and 2004 (unaudited), respectively, because such amounts are considered incremental direct loan origination costs.

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

The Company’s total contributions to the Plan were $70,280 and $32,475 for the three months ended March 31, 2005 and 2004, respectively.

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

     In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based payment,” ( “SFAS No. 123R”) which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for the Company with the quarter beginning January 1, 2006. The Company has elected to expense share based compensation in accordance with SFAS No. 123 and therefore early adopting the requirements of SFAS No. 123R. Accordingly, the adoption of SFAS No. 123R will have no impact on the Company’s financial statements.

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

     Earnings Per Share — Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted loss per common share has not been presented for the period because the impact of the conversion or exercise, as applicable, of stock options, restricted stock and performance shares would be anti-dilutive.

     New Accounting Pronouncements — In March 2004, the EITF reached a consensus on Issue No 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides clarification with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (including individual securities and investments in mutual funds), and investments accounted for under the cost method. The guidance for evaluating whether an investment is other-than-temporarily impaired in EITF 03-1, except for paragraphs 10-20, must be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This Issue did not have a material impact on the Company’s financial condition or results of operations.

2. Investment Securities Available For Sale

          Investment securities available for sale consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Amortized cost	$1,122,692,762	$1,207,715,175
Gross unrealized gains	866,780	150,682
Gross unrealized losses	(10,569,747)	(3,121,143)

Fair Value	$1,112,989,795	$1,204,744,714

     None of the securities with unrealized losses have been in a loss position for more than one year. The Company has the intent and believes it has the ability to hold such investment securities until recovery of their amortized cost. Substantially all of the Company’s investment securities available for sale are pledged as collateral for borrowings under financial arrangements (Note 8).

3. Mortgage Loans Held For Sale

     Mortgage loans held for sale consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Mortgage loans principal amount	$99,350,664	$85,105,027
Deferred origination costs — net	203,699	279,900

Mortgage loans held for sale	$99,554,363	$85,384,927

     Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financial arrangements (Note 9).

4. Mortgage Loans Held in the Securitization Trust

     Mortgage loans held in the securitization trust consist of the following at March 31, 2005:

Mortgage loans principal amount	$413,396,100
Deferred origination costs — net	3,987,298

Total mortgage loans held in the securitization trust	$417,383,398

     Substantially all of the Company’s mortgage loans held in the securitization trust are pledged as collateral for borrowings under financial arrangements (Note 8).

5. Mortgage Loans Held For Investment

     Mortgage loans held for investment consist of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Mortgage loans principal amount	$68,011,188	$188,858,607
Deferred origination costs — net	451,644	1,294,496

Total mortgage loans held for investment	$68,462,832	$190,153,103

     Substantially all of the Company’s mortgage loans held for investment are pledged as collateral for borrowings under financial arrangements (Note 9).

6. Property and Equipment — Net

     Property and equipment consist of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Office and computer equipment	$3,669,655	$3,191,096
Furniture and fixtures	2,004,143	2,031,778
Leasehold improvements	1,207,164	1,138,467

Total premises and equipment	6,880,962	6,361,341
Less: accumulated depreciation and amortization	(1,896,195)	(1,560,039)

Property and equipment — net	$4,984,767	$4,801,302

7. Derivative Instruments and Hedging Activities

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

     The following table summarizes the estimated fair value of derivative assets and liabilities as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Derivative Assets:
Interest rate caps	$1,632,751	$411,248
Interest rate swaps	8,596,927	3,228,457
Forward loan sale contracts — loan commitments	169,505	—
Forward loan sale contracts — mortgage loans held for sale	154,759	—
Forward loan sale contracts — TBA securities	242,861	—
Interest rate lock commitments — loan commitments	—	5,270
Interest rate lock commitments — mortgage loans held for sale	—	32,597

Total derivative assets	$10,796,803	$3,677,572

Derivative Liabilities:
Interest rate lock commitments — loan commitments	$(370,786)	$—
Interest rate lock commitments — mortgage loans held for sale	(468,142)	—
Forward loan sale contracts — loan commitments	—	(23,557)
Forward loan sale contracts — mortgage loans held for sale	—	(1,846)
Forward loan sale contracts — TBA securities	—	(139,413)

Total derivative liabilities	$(838,928)	$(164,816)

     The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of March 31, 2005 were $735.0 million, $684.5 million and $114.4 million, respectively.

     The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2004 were $670.0 million, $250.0 million and $97.1 million, respectively

     The Company estimates that over the next twelve months, approximately $1,126,962 of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.

8. Financing Arrangements, Portfolio Investments

     The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trust. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trust which they finance. At March 31, 2005, the Company had repurchase agreements with an outstanding balance of approximately $1.53 billion and a weighted average interest rate of 2.83%. At March 31, 2005 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of approximately $1.53 billion. As of March 31, 2005 all of the repurchase agreements will mature within 73 days, with a weighted average days to maturity equal to 22 days. The Company has available to it $4.80 billion in commitments to provide financings through such arrangements with 21 different counterparties. Counterparties providing repurchase commitments to the Company as of March 31, 2005 are: Banc of America Securities LLC, Barclays Capital, Inc., Bear, Stearns & Co. Inc., Cantor Fitzgerald Securities, Citigroup Global Markets Inc., Countrywide Securities Corporation, Credit Suisse First Boston LLC, Daiwa Securities America, Inc., Duetsche Bank Securities, Inc., Goldman, Sachs & Co., Greenwich Capital Markets, Inc., J.P. Morgan Securities, Inc., Lehman Brothers Inc., Merrill Lynch Government Securities, Inc., Morgan Keegan & Company, Morgan Stanley & Co. Incorporated, Nomura Securities International, Inc., RBC Capital Markets Corporation, UBS Securities LLC, Wachovia Capital Markets LLC, and WaMu Capital Corp.

9. Financing Arrangements, Mortgage Loans Held for Sale or Investment

     Financing arrangements consist of the following as of March 31, 2005, and December 31, 2004:

	March 31,	December 31,
	2005	2004
$250 million master repurchase agreement expiring December 5, 2005 bearing interest at one-month LIBOR plus 0.75% (3.57% at March 31, 2005 and 3.16% at December 31, 2004). Principal repayments are required 120 days from the funding date(a)	$97,683,574	$215,611,800
$200 million revolving line of credit expiring March 31, 2006 bearing interest at daily LIBOR plus spreads from 1.125% to 2.000% depending on collateral (3.725% at March 31, 2005 and 3.599% at December 31, 2004). Principal repayments are required 90 days from the funding date	96,857,092	73,751,874
$150 million revolving line of credit which expires on June 29, 2005 bearing interest at one-month LIBOR plus 1.00% (3.72% at March 31, 2005 and 3.29% at December 31, 2004)	77,124,333	69,839,306

	$271,664,999	$359,202,980

(a)	This credit facility, with Greenwich Capital Financial Products, Inc., requires the Company to transfer specific collateral to the lender under repurchase agreements; however, due to the rate of turnover of the collateral by the Company, the counterparty has not taken title to or recorded their interest in any of the collateral transferred. Interest is paid to the counterparty based on the amount of outstanding borrowings and on the terms provided.

      The lines of credit are secured by all of the mortgage loans held by the Company, except for the loans held in the securitization trust. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of March 31, 2005, NYMC was not in compliance with either the net income covenant or the net worth covenant pertaining to the three financing arrangements noted in the table above. Waivers from the lenders with respect to these covenant violations for the three months ended March 31, 2005 have been obtained. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

10. Commitments and Contingencies

     Loans Sold to Investors — Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by investors. Such loans are then generally repackaged and sold to other investors.

     Loans Funding and Delivery Commitments — At March 31, 2005 and December 31, 2004 the Company had commitments to fund loans with agreed-upon rates totaling approximately $245.4 million and $156.1 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled approximately $114.4 million and $97.1 million at March 31, 2005 and December 31, 2004, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.

     Net Worth Requirements — NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with FannieMae, Freddie Mac, HUD and other investors. As of March 31, 2005 NYMC is in compliance with all minimum net worth requirements.

     Outstanding Litigation — The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.

     Leases — The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental expense for property and equipment, which is included within the financial statements, amounted to $1,257,010 and $ 634,583 for the three months ended March 31, 2005 and 2004, respectively. On February 11, 2005, the Company signed a letter of intent to enter into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The Company’s remaining contractual obligation to the landlord on this lease is $1.8 million. The sub-lease tenant will have a contractual rent obligation to the Company under the sub-lease of $982,000. This transaction was completed in late March

2005. Accordingly, during the first quarter of 2005, the Company recognized a charge of $796,000 to earnings.

     Letters of Credit — NYMC maintains a letter of credit in the amount of $100,000 in lieu of a cash security deposit for an office lease dated June 1998 for the Company’s former headquarters located at 304 Park Avenue South in New York City. The sole beneficiary of this letter of credit is the owner of the building, 304 Park Avenue South LLC. This letter of credit is secured by cash deposited in a bank account maintained at Signature Bank.

     Subsequent to the move to a new headquarters location in New York City in July 2003, in lieu of a cash security deposit for the office lease, we entered into an irrevocable transferable letter of credit in the amount of $313,000 with PricewaterhouseCoopers, LLP (sublandlord), as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at HSBC bank.

     On February 15, 2005, the Company entered into an irrevocable standby letter of credit in an initial amount of $500,000 with the beneficiary being CCC Atlantic, L.L.C., the landlord of the Company’s leased facility at 500 Burton Avenue, Northfield, New Jersey. The letter of credit will serve as security for leased office property, occupied by employees of our branches doing business as Ivy League Mortgage, L.L.C. The letter of credit is secured by the personal guarantee and a mortgage on the home of the Ivy League Mortgage, L.L.C. branch manager. The initial amount of the letter of credit will be reduced at each of the first four annual anniversary dates by $50,000, thereafter to remain at a value of $250,000 until termination on April 1, 2015.

11. Related Party Transactions

     Upon completion of the Company’s IPO and acquisition of NYMC, Steven B. Schnall and Joseph V. Fierro, the former owners of NYMC, were entitled to a distribution of NYMC’s retained earnings through the close of the Company’s IPO on June 29, 2004, not to exceed $4,500,000. As a result, a distribution of $2,409,323 ($409,323 of retained earnings as of March 31, 2004 plus an estimate of $2,000,000 for NYMC’s earnings through June 29, 2004) was made to the former owners upon the close of the IPO. The subsequent earnings and elimination of distributions and unrealized gains and losses attributable to NYMC for the period prior to June 29, 2004 equated to a distribution overpayment of $1,309,448, for which Messrs. Schnall and Fierro reimbursed the Company immediately upon the finalization of the overpayment calculation in July 2004.

     Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $174,381 in fees and other amounts from NYMC borrowers for the three months ended March 31, 2005. NYMC does not economically benefit from such referrals.

12. Concentrations of Credit Risk

The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At March 31, 2005 and December 31, 2004, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	March 31,	December 31,
	2005	2004
New York	38.8%	70.2%
New Jersey	8.9%	7.4%
Massachusetts	17.6%	6.6%
Connecticut	6.9%	5.0%

     At March 31, 2005 and December 31, 2004, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trust and mortgage loans held for investment as follows:

	March 31,	December 31,
	2005	2004
California	30.5%	51.3%
New York	24.2%	30.7%
Massachusetts	9.5%	—
New Jersey	5.3%	5.5%

13. Fair Value of Financial Instruments

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

     The fair value of certain assets and liabilities approximate cost due to their short-term nature, terms of repayment or interest rates associated with the asset or liability. Such assets or liabilities include cash and cash equivalents, escrow deposits, unsettled mortgage loan sales, and financing arrangements. All forward delivery commitments and option contracts to buy securities are to be contractually settled within six months of the balance sheet date.

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

     c. Mortgage Loans Held for Investment — Mortgage loans held for investment are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

     d. Mortgage Loans Held in the Securitization Trust — Mortgage loans held in the securitization trust are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

     e. Interest Rate Lock Commitments — The fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of IRLCs is determined in accordance with SAB 105.

     f. Forward Sale Loan Contracts — The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company’s existing positions.

     The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value:

	March 31, 2005
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$1,109,603,785	$1,112,989,795	$1,112,989,795
Mortgage loans held for investment	68,011,188	68,462,832	68,401,520
Mortgage loans held in the securitization trust	413,396,100	417,383,398	415,698,386
Mortgage loans held for sale	99,350,664	99,554,363	100,028,276
Commitments and contingencies:
Interest rate lock commitments	245,419,888	(838,928)	(838,928)
Forward loan sales contracts	114,350,398	567,125	567,125
Interest rate swaps	735,000,000	8,596,927	8,596,927
Interest rate caps	684,451,791	1,632,751	1,632,751

	December 31, 2004
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$1,194,055,340	$1,204,744,714	$1,204,744,714
Mortgage loans held for investment	188,858,607	190,153,103	190,608,241
Mortgage loans held for sale	85,105,027	85,384,927	86,097,867
Commitments and contingencies:
Interest rate lock commitments	156,110,472	37,867	37,867
Forward loan sales contracts	97,080,482	(164,816)	(164,816)
Interest rate swaps	670,000,000	3,228,457	3,228,457
Interest rate caps	250,000,000	411,248	411,248

14. Segment Reporting

     The Company operates two segments:

•	Mortgage Portfolio Management - long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending - mortgage loan originations as conducted by NYMC.

     Our mortgage portfolio management segment primarily invests in adjustable-rate FNMA, FHLMC and “AAA”— rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. The Company’s equity capital and borrowed funds are used to invest in residential mortgage-backed securities, thereby producing net interest income. Certain mortgage loans originated by our mortgage lending operations or loans purchased from third parties are securitized from time to time to improve liquidity and included in the Mortgage Portfolio Management Segment. The Company’s first securitization was completed on February 25, 2005.

     The mortgage lending segment originates residential mortgage loans through the Company’s taxable REIT subsidiary, NYMC. Loans are originated through NYMC’s retail and internet branches and generate gain on sale revenue when the loans are sold to third parties or revenue from brokered loans when the loans are brokered to third parties.

     Prior to June 29, 2004, the Company conducted only mortgage lending operations, so segment information is not presented herein.

	Three Months Ended March 31, 2005
	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$—	$4,320,500	$4,320,500
Interest income:
Loans held for sale	—	2,592,890	2,592,890
Investment securities	12,721,738	—	12,721,738
Loans collateralizing debt obligations	1,801,915	—	1,801,915
Brokered loan fees	—	2,000,233	2,000,233
Gain on sale of securities	377,083	—	377,083
Miscellaneous income	—	114,052	114,052

Total revenue	14,900,736	9,027,675	23,928,411
EXPENSES:
Salaries, commissions and benefits	508,092	6,634,669	7,142,761
Interest expense:
Loans held for sale	—	1,847,810	1,847,810
Investment securities and loans	9,764,172	—	9,764,172
Subordinated debentures	—	77,756	77,756
Brokered loan expenses	—	1,519,490	1,519,490
Occupancy and equipment	3,308	2,131,326	2,134,634
Marketing and promotion	52,999	1,346,867	1,399,866
Data processing and communication	8,705	509,016	517,721
Office supplies and expenses	1,424	571,262	572,686
Professional fees	85,955	658,113	744,068
Travel and entertainment	1,186	214,271	215,457
Depreciation and amortization	2,589	340,303	342,892
Other	170,911	205,747	376,658

	Three Months Ended March 31, 2005
	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total
Total expenses	10,599,341	16,056,630	26,655,971

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	4,301,395	(7,028,955)	(2,727,560)
Income tax benefit	—	2,690,000	2,690,000

NET INCOME (LOSS)	$4,301,395	$(4,338,955)	$(37,560)

Segment assets	$1,619,934,271	$236,451,091	$1,856,385,362
Segment equity	$105,964,803	$8,693,376	$114,658,179

15. Stock Incentive Plan

     Pursuant to the 2004 Stock Incentive Plan (the “Plan”), eligible employees, officers and directors are offered the opportunity to acquire shares of the Company’s common stock through the grant of options and the award of restricted stock under the Plan. The maximum number of options that may be issued is 706,000 shares and the maximum number of restricted stock awards that may be granted under the Plan is 794,250.

     In connection with the Plan, the Company also awarded shares of stock to employees upon certain performance criteria related to the November 2004 acquisition of Guaranty Residential Lending.

  Options

     The Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of March 31, 2005, 556,500 options have been granted pursuant to the Plan with a vesting period of two years.

     The Company accounts for the fair value of its grants in accordance with SFAS No. 123. The compensation cost charged against income during the three months ended March 31, 2005 was $9,188.

  Restricted Stock

     As of March 31, 2005, the Company has awarded 482,625 shares of restricted stock under the Plan with vesting periods between six and 36 months. During the three months ended March 31, 2005, the Company recognized non-cash compensation expense of $256,314 relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

  Performance Based Stock Awards

     In November 2004, the Company acquired 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. Pursuant to that transaction, the Company has committed to award 236,909 shares of the Company’s stock to certain employees of those branches upon attaining predetermined production levels. The awards range in vesting periods from 6 to 30 months with a share price set at the December 2, 2004 grant date market value of $9.83 per share. During the three months ended March 31, 2005, the Company recognized non-cash compensation expense of $740,822 relating to performance based stock awards. Unvested issued performance share awards have no voting rights and do not earn dividends.

16. Subordinated Debentures

On March 15, 2005 the Company closed a private placement of $25 million of its trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM

Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 375 basis points, resetting quarterly. The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement will be accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

17. INCOME TAXES

     NYMT and its taxable subsidiary, NYMC, were S corporations prior to June 29, 2004 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any federal income tax expense.

     On June 29, 2004, NYMC became a C corporation for federal and state income tax purposes and as such is subject to federal and state income tax on its taxable income for periods after June 29, 2004.

     A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the quarter ended March 31, 2005 is as follows.

Tax at statutory rate (35%)	$(954,646)
Non-taxable REIT income	(1,505,143)
Transfer pricing of loans sold to nontaxable parent	38,136
State and local taxes	(556,891)
Net operating loss benefit not provided	295,659
Miscellaneous	(7,115)

Total provision (benefit)	$(2,690,000)

     The income tax provision (benefit) for the quarter ended March 31, 2005 is comprised of the following components:

	Deferred	Total
Regular Tax Provision (Benefit)
Federal	$(2,133,109)	$(2,133,109)
State	(556,891)	(556,891)

Total tax expense (benefit)	$(2,690,000)	$(2,690,000)

     The deferred tax asset at March 31, 2005 includes a deferred tax asset of $4,565,398 and a deferred tax liability of $565,864 which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at March 31, 2005 are as follows:

Deferred tax assets:
Net operating loss carryover	$4,301,173
Restricted stock, performance shares and stock option expense	264,225

Total deferred tax asset	4,565,398

Deferred tax liabilities:
Mark-to-market adjustments	211,890
Management compensation	193,046

Depreciation	160,928

565,864

Total deferred tax liability

Net deferred tax asset	$3,999,534

     The net deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. The net operating loss carryforward expires at various intervals between 2012 and 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our limited operating history with respect to our portfolio strategy;

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

•	impacts of a change in demand for mortgage loans on our net income and cash available for distribution;

•	our ability to originate prime and high-quality adjustable-rate and hybrid mortgage loans for our portfolio;

•	risks associated with the use of leverage;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•	the other important factors described in this Quarterly Report on Form 10-Q, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk.”

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

General

     New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”) is a fully integrated, self-advised residential mortgage finance company that originates, acquires, retains and securitizes mortgage loans and mortgage-backed securities. Our wholly-owned taxable REIT subsidiary (“TRS”), The New York Mortgage Company, LLC (“NYMC”), is a residential mortgage banking company that originates mortgage loans of all types, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. Prior to the simultaneous completion of our acquisition of NYMC and our initial public offering (“IPO”), NYMC sold all of the loans it originated to third parties, and also brokered loans to other mortgage lenders prior to funding. NYMC, which originates residential mortgage loans through a network of 31 full service branch loan origination locations and 32 satellite loan origination locations, is presently licensed or authorized to do business in 40 states and the District of Columbia. On June 29, 2004, we closed our IPO, selling 15 million shares of our common stock at a price to the public of $9.00 per share and raising net proceeds of approximately $122.0 million after deducting the underwriters’ discount and other offering expenses. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

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

     Generally, we intend to continue to sell the fixed-rate loans that we originate to third parties, and to retain in our portfolio and finance selected adjustable-rate and hybrid mortgage loans that we originate. Our portfolio loans are held at the REIT level or by New York Mortgage Funding, LLC (“NYMF”), our qualified REIT subsidiary (“QRS”). We continue to sell to third parties any adjustable-rate and hybrid mortgage loans we originate that do not meet our investment criteria or portfolio requirements. We rely on our own underwriting criteria with respect to the mortgage loans we retain and rely on the underwriting criteria of the institutions to which we sell our loans with respect to the loans we sell.

     As we aggregate a large enough portfolio comprised mainly of retained mortgage loans originated by us, we intend to securitize such loans. We anticipate that the securitization transactions through which we finance the adjustable-rate and hybrid mortgage loans that we retain will be structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans will remain on our consolidated balance sheet as assets with the securitization debt recorded as a liability. Our first securitization occurred on February 25, 2005.

     We earn net interest income from purchased residential mortgage-backed securities and adjustable-rate mortgage loans and securities originated through NYMC. We have acquired and will seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with originating, financing, managing, securitizing and reserving for these investments.

     Our business is affected by a variety of economic and industry factors which management considers. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are:

•	a decline in the market value of our assets due to rising interest rates;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	an adverse impact on our earnings from a decrease in the demand for mortgage loans due to a period of rising interest rates;

•	our ability to originate prime adjustable-rate and hybrid mortgage loans for our portfolio;

•	our ability to obtain financing to fund and hold mortgage loans prior to their sale or securitization;

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity;

•	the potential for increased borrowing costs and its impact on net income;

•	our ability to use hedging instruments to mitigate our interest rate and prepayment risks;

•	a prolonged economic slow down, a lengthy or severe recession or declining real estate values could harm our operations;

•	if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	compliance with REIT requirements might cause us to forgo otherwise attractive opportunities.

Post IPO Acquisition

     On November 15, 2004, we acquired 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from Guaranty Residential Lending, Inc. We acquired an existing pipeline of approximately $300 million in locked and unlocked mortgage applications in conjunction with the branch acquisition. The mortgage pipeline and other assets (primarily furniture, fixtures and computer hardware and software) had a purchase price of approximately $550,000 and

$760,000, respectively. In addition, we will pay a $250,000 contingency premium to the seller provided that the former loan officers of the seller become employed by us and originate, close and fund $2 billion in mortgage loans during the twelve month period after the closing date of the transaction. We also assumed selected monthly lease obligations of approximately $142,000 and hired approximately 275 new loan origination and support personnel. As a result of this acquisition, our annual mortgage originations are expected to approximately double.

     As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

Access to our Periodic SEC Reports and Other Corporate Information

     Our internet website address is www.nymtrust.com. We make available free of charge, through our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Chief Financial Officer and Secretary, 1301 Avenue of the Americas, 7th floor, New York, New York 10019. Information on our website is neither part of nor incorporated into this report on Form 10-Q.

Recent Developments

     On February 25, 2005, we completed our first loan securitization of approximately $419 million of high-credit quality, first-lien, adjustable rate mortgages and hybrid adjustable rate mortgages (collectively “ARM” loans) through New York Mortgage Trust 2005-1 (the “Trust”). The securitization resulted in the creation of approximately $417 million in mortgage backed securities. This structured finance transaction will reduce borrowing costs and improve liquidity of the investment portfolio. This transaction will be accounted for as a secured borrowing.

     On March 15, 2005, we closed a private offering of $25 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate resetting quarterly equal to three-month LIBOR plus 375 basis points. The securities mature on March 15, 2035 and may be called at par by us any time after March 15, 2010

Overview of Performance

     For the three months ended March 31, 2005, we reported a net loss of approximately $38,000, as compared to net income of $118,000 for the same period of 2004. Our revenues were driven largely from loan originations during the period. The decline in net income is attributed to a decrease in gain on sale revenues as a result of decreased gain on sale margins in 2005, the execution of our core business strategy to retain selected originated loans in our portfolio (thus forgoing the gain on sale premiums we would have otherwise received when such loans are sold to third parties), and increased expenses incurred for and subsequent to the acquisition of multiple retail loan origination locations during 2004 and infrastructure enhancements to accommodate increased loan origination capacity. For the three months ended March 31, 2005, we originated $672.5 million in residential mortgage loans as compared to $283.5 million for the same period of 2004. The increase in our loan origination levels for the three months ended March 31, 2005 as compared to the same period of 2004 is the result of the addition of sales personnel and branch offices primarily in new and underserved markets. Total employees increased to 810 at March 31, 2005 from 447 at March 31, 2004. Included in the total number of employees, the number of loan officers dedicated to originating loans increased to 348 at March 31, 2005 from 250 at March 31, 2004. Full service loan origination locations increased to 31 offices and 32 satellite loan origination locations at March 31, 2005 from an aggregate of 24 locations at March 31, 2004.

Summary of Operations and Key Performance Measurements

     For the three months ended March 31, 2004, our net income was dependent upon our mortgage lending operations and originations (our “mortgage lending segment”), which include the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties. Subsequent to our IPO, our net income has also become dependent on self-originated and purchased investments in residential mortgage loans and securities (“portfolio management segment”). Our mortgage banking activities generate revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers. Our portfolio management activities generate revenues from the return on our mortgage securities and spread income from our mortgage loan portfolio.

     A breakdown of our loan originations for the three months ended March 31, 2005 follows:

		Aggregate		Weighted
		Principal	Percentage	Average
	Number	Balance	of Total	Interest	Average
Description	Of Loans	($000’s)	Principal	Rate	Loan Size
Purchase mortgages	1,812	$380.9	56.6%	6.02%	$210,230
Refinancings	1,296	291.6	43.4%	5.71%	225,002

Total	3,108	$672.5	100.0%	5.88%	$216,390

Adjustable rate or hybrid	1,372	$364.7	54.2%	5.60%	$265,851
Fixed rate	1,736	307.8	45.8%	6.22%	177,299

Total	3,108	$672.5	100.0%	5.88%	$216,390

Bankered	2,642	$563.1	83.7%	5.93%	$213,659
Brokered	466	109.4	16.3%	5.63%	231,873

Total	3,108	$672.5	100.0%	5.88%	$216,390

     The key performance measures for our origination activities are:

•	dollar volume of mortgage loans originated;

•	relative cost of the loans originated;

•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and

•	return on our mortgage asset investments and the related management of interest rate risk.

     The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

• characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

• return on our mortgage asset investments and the related management of interest rate risk.

     Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Known Material Trends and Commentary

     The U.S. residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from approximately $3.2 trillion at the end of 1993 to approximately $7.3 trillion as of December 31, 2003, according to The Bond Market Association and the Federal Reserve. According to the April 14, 2005 Mortgage Finance Forecast of the Mortgage Bankers Association (“MBAA”), estimated that lenders originated approximately $2.65 trillion in 2004. In the April forecast, the MBAA projects mortgage loan volumes will fall to $2.50 trillion in 2005 and $2.19 trillion in 2006, respectively, primarily attributable to an expected continued decline in the volume of refinancing of existing loans.

			Forecasted
		2005	Percentage
Total U.S. 1-to-4 Family Mortgage Originations	2004	Forecast	Change
	(Dollars in billions)
Purchase mortgages	$1,479	$1,530	3.4%
Refinancings	1,174	968	(17.5)%

Total	$2,653	$2,498	(5.8)%

Source: April 14, 2005 Mortgage Finance Forecast of the MBAA

     The following table summarizes the Company’s loan origination volume and characteristics for the three months ended March 31, 2005 relative to our prior year historical origination production and expected industry trends for total U.S. 1-to-4 family mortgage originations as forecast in the April 14, 2005 Mortgage Finance Forecast of the MBAA. For the three months ended March 31, 2005, our total loan originations, aided in part by our acquisitions of SIB and GRL, increased 137.2% over the comparable period for 2004. This increase contrasts favorably with the decline forecasted in the April 14, 2005 Mortgage Finance Forecast of the MBAA, which estimates an industry decline for the period of 4.9% for total originations:

Our Total Mortgage Originations

			Percentage Change
	Total Mortgage		from Prior Year
	Originations			MBAA
			NYMC	Industry
	2004	2005	Actual	Forecast
	(Dollars in Millions)
1st Quarter	$283.5	$672.5	137.2%	(4.9)%
2nd Quarter	514.0
3rd Quarter	415.4
4th Quarter	632.6

Full Year	$1,845.5

     With regard to purchase mortgage originations, statistics from the MBAA since 1990 indicate that the volume of purchase mortgages year after year steadily increase throughout various economic and interest rate cycles. While management is unable to predict borrowing habits, we believe that historical trends indicate that the purchase mortgage market is relatively stable. For the three months ended March 31, 2005, our purchase mortgage originations, aided in part by our acquisitions of SIB and GRL, have increased by $211.6 million or 125.0% over the comparable period for the prior year. This increase presently exceeds the 9.7% increase forecasted by the April 14, 2005 Mortgage Finance Forecast of the MBAA for total U.S. 1-to-4 family purchase mortgage originations for the period.

Our Total Purchase Mortgage Originations

	Total Purchase
	Mortgage
	Originations
			NYMC
	2004	2005	Actual
	(Dollars in Millions)
1st Quarter	$169.3	$380.9	125.0%
2nd Quarter	273.3
3rd Quarter	274.6
4th Quarter	372.3

Full Year	$1,089.5

     For the three months ended March 31, 2005, our originations of mortgage refinancings, aided in part by our acquisitions of SIB and GRL, have increased by $117.4 million or 155.3% versus the comparable period for the prior year. This 155.3% increase in our origination of mortgage refinancings compares favorably to the 17.1% decline for total U.S. 1-to-4 family refinance mortgage originations for the period estimated in the April 14, 2005 Mortgage Finance Forecast of the MBAA.

Our Total Refinance Mortgage Originations

	Total Refinance
	Mortgage
	Originations
			NYMC
	2004	2005	Actual
	(Dollars in Millions)
1st Quarter	$114.2	$291.6	155.3%
2nd Quarter	240.7
3rd Quarter	140.8
4th Quarter	260.3

Full Year	$756.0

     For the three months ended March 31, 2005, NYMC’s purchase loan originations represented 56.6% of NYMC’s total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 54.1% for one-to-four family mortgage loans as estimated in the April 14, 2005 Mortgage Finance Forecast of the MBAA. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume that has resulted from rising interest rates. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe this strategy enables us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.

      We depend on the capital markets to finance the mortgage loans we originate. In the short-term, we finance our mortgage loans using “warehouse” lines of credit and “aggregation” lines provided by commercial and investment banks. As we execute our business plan of securitizing self-originated mortgage loans, we will issue bonds from our loan securitizations and will own such bonds although we may sell the bonds to large, institutional investors at some point in the future. These bonds and some of our mortgage loans may be financed with repurchase agreements with well capitalized commercial and investment banks. Commercial and investment banks have provided significant liquidity to finance our operations through these various financing facilities. While management cannot predict the future liquidity environment, we are currently unaware of any material reason to prevent continued liquidity support in the capital markets for our business. See “Liquidity and Capital Resources” below for further discussion of liquidity risks and resources available to us.

     Within the past year, the mortgage REIT industry has seen a significant increase in capital raising in the public markets. Additionally, there have been several new entrants, including ourselves, to the mortgage REIT business and other mortgage lender conversions (or proposed conversions) to REIT status. While many of these entrants focus on sub-prime and nonconforming mortgage lending, there are also entrants which will compete with our focus on the high-quality and prime mortgage marketplace. This increased activity may impact the pricing and underwriting guidelines within the high-quality and prime marketplace. We have not changed our guidelines or pricing in response to this activity nor do we have any plans to make such changes at this time.

     State and local governing bodies are focused on certain practices engaged in by certain participants in the mortgage lending business relating to fees borrowers incur in obtaining a mortgage loan — generally termed “predatory lending” within the mortgage industry. In several instances, states or local governing bodies have imposed strict laws on lenders to curb such practices. To date, these laws have had an insignificant impact on our business. We have capped fee structures consistent with those adopted by federal mortgage agencies and have implemented rigid processes to ensure that our lending practices are not predatory in nature.

Description of Businesses

  Mortgage Lending

     Our mortgage lending operations are significant to our financial results as they produce the loans that ultimately will collateralize the mortgage securities that we will hold in our portfolio. We primarily originate prime, first lien residential mortgage loans and, to a lesser extent second lien mortgage loans, home equity lines of credit, and bridge loans. We originate all types of mortgage loan products including adjustable-rate mortgages (“ARM”) which may have an initial fixed rate period, and fixed-rate mortgages. Since the completion of our IPO, we have begun to retain and aggregate our self-originated, high-quality, shorter-term ARM loans in order to pool them into mortgage securities. The fixed rate loans we originate and any ARM loans not meeting our investment criteria continue to be sold to third parties. For the three months ended March 31, 2005 and 2004, we originated $426.8 million and $199.4 million in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $4.3 million and $3.5 million for the three months ended March 31, 2005 and 2004, respectively.

     Subsequent to our IPO in June 2004, we began to retain high quality, adjustable-rate mortgage loans that we originate in our investment portfolio. For the three months ended March 31, 2005, we originated and retained $136.4 million of such loans.

     We also broker loans to third party mortgage lenders for which we receive a broker fee. For the three months ended March 31, 2005 and 2004, we originated $109.4 million and $84.1 million in brokered loans, respectively. We recognized net brokering income totaling approximately $481,000 and $899,000 during the three months ended March 31, 2005 and 2004, respectively.

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

  Mortgage Portfolio Management

     Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the preceding section. Beginning in July 2004, we began to implement our business plan of investing in high-quality, adjustable rate mortgage related securities and residential loans. Our mortgage portfolio, consisting primarily of residential mortgage-backed securities and mortgage loans held for investment, currently generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

•	invest in mortgage-backed securities originated by others, including ARM securities and CMO floaters;

•	invest in assets generated primarily from our self-origination of high-credit quality, single-family, residential mortgage loans;

•	operate as a long-term portfolio investor;

•	finance our portfolio by entering into repurchase agreements and as we aggregate mortgage loans for investment, issuing mortgage-backed bonds from time to time; and

•	generate earnings from the return on our mortgage securities and spread income from our mortgage loan portfolio.

     A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARMs, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from two to five years. Our funding costs are generally not constant or fixed. As a result, we use derivative instruments (interest rate swaps and interest rate caps) to mitigate, but not eliminate, the risk of our cost of funding increasing or decreasing at a faster rate than the interest on the loans (both those on the balance sheet and those that serve as collateral for mortgage securities).

     As of March 31, 2005 our mortgage securities portfolio consisted of 100% AAA— rated or FannieMae or Freddie Mac-guaranteed (“FNMA/ FHLMC”) mortgage securities. This allows the company to obtain excellent financing rates as well as enhanced liquidity. The loans held for securitization consisted of high-credit quality prime adjustable rate mortgages with initial reset periods of no greater than 5 years. The loan portfolio has had no credit losses to date. Our portfolio strategy for ARM loan originations is to acquire only high-credit quality ARM loans for our securitization process thereby limiting any future potential losses.

   Investment Securities-Available For Sale Characteristics

     The following tables present various characteristics of our investment securities and mortgage loan portfolio as of March 31, 2005.

Characteristics of Our Investment Securities:

	Carrying	Sponsor or	% of
	Value	Rating	Portfolio
Credit
Agency REMIC CMO Floating Rate	$155,476,448	FNMA/FHLMC	14%
FHLMC Agency ARMs	132,617,778	FHLMC	12%
FNMA Agency ARMs	416,326,012	FNMA	37%
Private Label ARMs	408,569,557	AAA	37%

Total	$1,112,989,795		100%

			Weighted
	Carrying	% of	Average
	Value	Portfolio	Coupon
Interest Rate Repricing
< 6 Months	$202,374,641	18%	3.93
< 36 Months	634,811,548	57%	4.32
< 60 Months	275,803,606	25%	4.73

Total	$1,112,989,795	100%	4.35

Characteristics of Our Mortgage Loans Held for Investment and Collateralizing Debt Obligations:

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$499,589	$3,000,000	$25,000
Coupon Rate	4.75%	7.75%	2.50%
Gross Margin	2.38%	4.38%	1.13%
Lifetime Cap	7.74%	12.75%	2.25%
Original Term (Months)	360	360	359
Remaining Term (Months)	349	360	328

Percentage
Arm Loan Type
Traditional ARMs	7.2%
2/1 Hybrid ARMs	3.4%
3/1 Hybrid ARMs	61.3%
5/1 Hybrid ARMs	28.1%

Total	100.0%

Percent of ARM loans that are Interest Only	66.4%

Percentage
Traditional ARMs — Periodic Caps
None	68.8%
1%	28.9%
Over 1%	2.3%

Total	100.0%

Percentage
Hybrid ARMs — Initial Cap
3.00% or less	60.2%
3.01%-4.00%	1.7%
4.01%-5.00%	8.8%
5.01%-6.00%	29.3%

Total	100.0%

Percentage
FICO Scores
650 or less	5.2%
651 to 700	20.0%
701 to 750	35.0%
751 to 800	37.4%
801 and over	2.4%

Total	100.0%

Average FICO Score	729

Percentage
Loan to Value (LTV)
50% or less	8.8%
50.01%-60.00%	10.2%
60.01%-70.00%	22.1%
70.01%-80.00%	58.9%

Total	100.0%

Average LTV	68.9%

Percentage
Property Type
Single Family	58.2%
Condominium	17.2%
Cooperative	6.9%
Planned Unit Development	14.0%
Two to Four Family	3.7%

Total	100.0%

Percentage
Occupancy Status
Primary	89.7%
Secondary	7.3%
Investor	3.0%

Total	100.0%

Percentage
Documentation Type
Full	56.7%
Reduced	20.5%
Stated	20.0%
No Documentation	1.8%
No Ratio	1.0%

Total	100.0%

Percentage
Loan Purpose
Purchase	59.9%
Cash out refinance	21.3%
Rate & term refinance	18.8%

Total	100.0%

Percentage
Geographic Distribution: 5% or more in any one state
CA	30.5%
NY	24.2%
MA	9.5%
NJ	5.3%
Other (less than 5% individually)	30.5%

Total	100.0%

     The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the three months ended March 31, 2005:

		Average	Effective
	Amount	Balance	Rate
	(Dollars in Millions)
Net Interest Income Components

Interest Income
Investment securities and loans	$13,852,396
Mortgage loans held in the securitization trust	1,855,925
Amortization of premium	(1,184,668)

Total interest income	$14,523,653	$1,447.9	4.01%
Interest Expense
Repurchase agreements	$7,893,877	$1,217.3	2.59%
Warehouse borrowings	1,144,168	146.3	3.13%
Interest rate swaps and caps	726,127		.21%

Total interest expense	$9,764,172	$1,363.6	2.86%

Net Interest Income	$4,759,481		1.15%

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

     Beginning with the completion of our acquisition of NYMC and closing of our IPO on June 29, 2004, we commenced a change in the way we conduct business. We have continued to originate all types of residential mortgage loans and will continue to sell or broker such production to third parties. However, we also began to retain selected self-originated, shorter-term, high-credit quality ARM loan production in our investment portfolio for subsequent securitization. We also have invested in investment-grade, shorter-term ARM securities.

     Investment Securities Available for Sale. Our investments in agency and “AAA” — rated adjustable-rate residential mortgage-backed securities are classified as available for sale securities. Available for sale securities are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

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

Mortgage Loans Held in the Securitization Trust — Mortgage loans collateralizing debt obligations are loans the Company has securitized into sequentially rated classes, currently the Company has retained a 100% interest in the securitized loans. Mortgage loans held in the securitization trust are recorded at amortized cost.

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

     We establish an allowance for loan losses based on our estimate of credit losses inherent in the Company’s investment portfolio of residential loans held for investment. Our portfolio of mortgage loans held for investment is collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon management’s assessment of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors that management believes warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required and the potential for imprecision.

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

     (1) that the items being hedged expose us to interest rate risk, and

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

     We use other derivative instruments, including treasury, agency or mortgage-backed securities and forward sale contracts, which are also classified as free-standing, undesignated derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

     Once a loan has been funded, our risk management objective for our mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value of such mortgage loans. Our strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of the IRLC) to hedge most of our mortgage loans held for sale. Provided that the FSLCs have been designated as qualifying hedges for the funded loans and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loans being hedged, the forward delivery contracts effectively fix the forward sales price and thereby offset interest rate and price risk to us. We evaluate this relationship quarterly and classify and account for FSLCs which are deemed effective as fair value hedges.

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

     Additionally, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated remaining cash flows (adjusted for cash receipts during the intervening period), an other-than- temporary impairment is deemed to have occurred. Accordingly, the security is written down to the fair value with the resulting change being included in income, and a new cost basis established. In both instances, the original discount or premium is written off when the new cost basis is established. After taking into account the effect of the impairment charge, income is recognized under EITF 99-20, as applicable, using the market yield for the security used in establishing the write-down. These estimates involve significant management judgment.

Financial Highlights for the Three Months Ended March 31, 2005

•	Completion of our first loan securitization of $419 million in residential mortgage loans;

•	Issuance of $25 million of trust preferred securities;

•	Total assets increased to $1.9 billion as of March 31, 2005 from $1.6 billion as of December 31, 2004; and

•	Aided in part by the SIB and GRL acquisitions, approximately 137.2% growth in loan originations of $672.5 million for the three months ended March 31, 2005 as compared to $283.5 million for the three months ended March 31, 2004 and relative to an overall industry decline of 4.9% for the quarter as projected by the MBAA.

Results of Operations and Financial Condition

     Our results of operations for our mortgage portfolio management segment during a given period typically reflect the net interest spread earned on our investment portfolio of residential mortgage loans and mortgage-backed securities. The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies. Furthermore, the cost of originating loans held in our portfolio, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

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

     The mortgage banking industry witnessed record levels of closed loan originations beginning in mid-2002 and continuing throughout 2003, due primarily to the availability of historically low interest rates during that period. These historically low interest rates caused existing home owners to refinance their mortgages at record levels and induced many first-time home buyers to purchase homes and many existing home owners to purchase new homes. We, like most industry participants, enjoyed a record increase in our volume of closed loan originations during that period. During the first quarter of 2004, the Federal Reserve Bank of the United States signaled that moderate increases in interest rates were likely to occur during and after the second quarter of 2004 and followed up its first increase in interest rates in four years with measured, continued increases to-date. This reduced the volume and pace of refinance activity from the peak levels experienced by the industry in 2003.

     The September 17, 2004 Mortgage Finance Forecast of the MBAA indicated that closed loan originations in the industry for 2003 totaled $3.81 trillion. In its April 14, 2005 Mortgage Finance Forecast, the MBAA forecast that closed loan originations in the industry declined to approximately $2.86 trillion in 2004 and will decline to $2.50 trillion in 2005. These forecasts predict growth in purchase originations and a decline in refinancings during 2004 and subsequent years. Although our origination volumes to date have continued to trend upward, due in part to the SIB and GRL acquisitions, these projected industry declines in the overall volume of closed loan originations may have a negative effect on our loan origination volume and net income. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume.

     The volume and cost of our loan production is critical to our financial results. The loans we produce generate gains as they are sold to third parties. Loans we retain for securitization serve as collateral for our mortgage securities. We do not recognize gain on sale income on loans originated by us and retained in our investment portfolio as they are recorded at cost and will generate revenues through their maturity and ultimate repayment. As the cost basis of a retained loan is typically lower than loans purchased from third parties or already placed in a securitization, we would expect an incremental yield increase on these loans relative to their purchased counterparts.

     The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for the quarter ended March 31, 2005 and for each quarter of fiscal years 2004 and 2003.

		Aggregate	Average
	Number	Principal	Principal	Weighted Average
Loan Production Summary (1)	of Loans	Balance	Balance	LTV(2)	FICO
	(Dollars in millions)
2005:
First Quarter
ARM	1,313	$355.3	$270,603	73	708
Fixed-rate	1,274	247.8	194,541	71	719

Subtotal — non-FHA	2,587	$603.1	$233,145	72	712
FHA	521	69.4	133,191	92	637

Total	3,108	$672.5	$216,390	74	705

Purchase mortgages	1717	$365.8	$213,081	76	723
Refinancings	870	237.3	272,743	66	696
Subtotal — non-FHA	2,587	$603.1	$233,145	72	712

FHA	521	69.4	133,191	92	637

Total	3,108	$672.5	$216,390	74	705

2004:
Fourth Quarter
ARM	1,094	$330.1	$301,765	71	714
Fixed-rate	956	206.8	216,266	72	714

Subtotal — non-FHA	2,050	$536.9	$261,893	72	714
FHA	749	95.7	127,868	92	623

Total	2,799	$632.6	$226,029	75	700

Purchase mortgages	1,426	$353.3	$247,722	75	724
Refinancings	624	183.6	294,278	64	694
Subtotal — non-FHA	2,050	$536.9	$261,893	72	714

FHA	749	95.7	127,868	92	623

		Aggregate	Average
	Number	Principal	Principal	Weighted Average
Loan Production Summary (1)	of Loans	Balance	Balance	LTV(2)	FICO
	(Dollars in millions)
Total	2,799	$632.6	$226,029	75	700

Third Quarter
ARM	692	$208.9	$301,875	71	718
Fixed-rate	639	145.7	228,034	71	714

Subtotal — non-FHA	1,331	$354.6	$266,425	71	716
FHA	481	60.8	126,445	92	610

Total	1,812	$415.4	$229,267	74	701

Purchase mortgages	1,019	$265.9	$260,933	73	725
Refinancings	312	88.7	284,360	63	691

Subtotal — non-FHA	1,331	$354.6	$266,425	71	716
FHA	481	60.8	126,445	92	610

Total	1,812	$415.4	$229,267	74	701

Second Quarter
ARM	781	$253.4	$324,450	70	722
Fixed-rate	797	167.2	209,781	71	720

Subtotal — non-FHA	1,578	$420.6	$266,534	70	721
FHA	793	93.4	117,751	92	655

Total	2,371	$514.0	$216,772	74	709

Purchase mortgages	1,021	$262.7	$257,283	75	728
Refinancings	557	157.9	283,492	62	711

Subtotal — non-FHA	1,578	$420.6	$117,751	70	721
FHA	793	93.4	117,751	92	655

Total	2,371	$514.0	$216,772	74	709

First Quarter
ARM	458	$145.5	$317,667	70	703
Fixed-rate	613	138.0	225,057	71	704

Total	1,071	$283.5	$264,661	71	703

Purchase mortgages	650	$169.3	$260,469	75	711
Refinancings	421	114.2	271,132	64	692

Total	1,071	$283.5	$264,661	71	703

2003:
Fourth Quarter
ARM	502	$181.1	$360,691	69	708
Fixed-rate	705	158.7	225,127	70	707

Total	1,207	$339.8	$281,509	70	707

Purchase mortgages	749	$203.2	$271,209	75	712
Refinancings	458	136.6	298,353	61	699

Total	1,207	$339.8	$281,509	70	707

Third Quarter
ARM	585	$224.1	$383,018	68	714
Fixed-rate	1,062	262.2	246,880	67	707

Total	1,647	$486.3	$295,235	67	711

Purchase mortgages	772	$218.2	$282,537	75	717
Refinancings	875	268.1	306,439	60	706

Total	1,647	$486.3	$295,235	67	711

Second Quarter
ARM	452	$158.1	$349,624	66	691
Fixed-rate	1,051	254.8	242,478	67	713

Total	1,503	$412.9	$274,700	67	705

Purchase mortgages	647	$173.7	$268,487	74	691
Refinancings	856	239.2	279,397	61	715

Total	1,503	$412.9	$274,700	67	705

First Quarter
ARM	399	$144.1	$361,230	70	719
Fixed-rate	948	217.3	229,203	71	707

Total	1,347	$361.4	$268,311	70	712

Purchase mortgages	845	$208.5	$246,756	78	722
Refinancings	502	152.9	304,590	60	699

Total	1,347	$361.4	$268,311	70	712

(1)	Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties.

(2)	Loan-to-value calculations are on first-lien mortgage loans only.

   Cash and Cash Equivalents

     We had unrestricted cash and cash equivalents of $6.9 million at March 31, 2005 versus $7.6 million at December 31, 2004. This increase results from our larger operating platform as a result of our IPO, the receipt of interest and principal payments on our investment portfolio of mortgage-backed securities and mortgage loans and the timing of our mortgage loan closings.

Investment Securities Available for Sale

     The following table summarizes our residential mortgage-backed securities owned at March 31, 2005, classified by type of issuer and by ratings categories:

				Portfolio
Category	Par Value	Coupon	Carrying Value	Mix	Yield
FNMA or FHLMC ARMs	$546,833,685	4.24%	$548,943,790	49%	4.04%
“AAA”— rated	408,474,733	4.68%	408,569,557	37%	4.39%
CMO floating rate security	154,295,367	3.88%	155,476,448	14%	3.95%

Total	$1,109,603,785	4.35%	$1,112,989,795	100%	4.16%

  Mortgage Loans Held for Sale

     Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale”. We had mortgage loans held for sale of approximately $99.6 million at March 31, 2005. Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors and are carried at the lower of cost or market value. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans — held-for-sale and short-term borrowings between March 31, 2005 and April 1, 2004 are dependent on loans we have originated during the period as well as loans we have sold outright.

  Mortgage Loans Held for Investment

     Loans we have originated and that meet our investment criteria are transferred into our investment portfolio and are classified as “held for investment”. We had mortgage loans held for investment of approximately $68.5 million at March 31, 2005. Mortgage loans held for investment represent mortgage loans originated and aggregated in portfolio and which are intended to be securitized. As such, the fluctuations in mortgage loans – held for investment are dependent on the amount of such loans that are securitized during the quarter that become classified as “loans collateralizing debt obligations.”

  Mortgage Loans Held in the Securitization Trust

     When we securitize loans we have originated or purchased that meet our investment criteria and the securitization is structured as a secured borrowing for accounting purposes, such loans used as underlying collateral for the securitization are classified as “loans collateralizing debt obligations.” We had loans collateralizing debt obligations of approximately $417.4 million at March 31, 2005. We retained all of the resultant securities and have financed these securities with repurchase agreements.

     Due from Loan Purchasers and Escrow Deposits — Pending Loan Closing

     We had amounts due from loan purchasers totaling approximately $91.3 million and escrow deposits pending loan closing of approximately $22.4 million as of March 31, 2005. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

   Prepaid and Other Assets

     Prepaid and other assets totaled approximately $8.1 million as of March 31, 2005. Other assets consist primarily of a deferred tax benefit of $4.3 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

  Financing Arrangements, Mortgage Loans Held for Sale/for Investment

     We had debt outstanding on our financing facilities of approximately $271.8 million as of March 31, 2005, the proceeds of which finance our mortgage loans held for sale. The current weighted average borrowing rate on these financing facilities is 3.30%. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans — held-for-sale and short-term borrowings between March 31, 2005 and March 31, 2004 are dependent on loans we have originated during the period as well as loans we have sold outright.

  Financing Arrangements, Portfolio Investments

     We have arrangements to enter into repurchase agreements, a form of collateralized borrowings, with 21 different financial institutions having a total line capacity of approximately $4.8 billion. As of March 31, 2005, there were approximately $1.4 billion of repurchase borrowings outstanding. Our repurchase agreements typically have terms of less than one-year.

   Stockholders’ Equity

     Stockholders’ equity at March 31, 2005 was approximately $114.7 million and included $1.0 million of unrealized loss on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004.

          Net Income

     For the three months ended March 31, 2005, we had a net loss of approximately $38,000 compared with net income of $118,000 for the comparable period of 2004.

     Our primary sources of revenue were gain on sale of mortgage loans, fees from borrowers, fees earned on brokered loans, interest earned on portfolio investments and interest earned on mortgage loans held for sale during the interim period from funding a loan to a borrower and the ultimate sale of the loan to a third party. For the three months ended March 31, 2005, total revenues increased approximately 241% to $23.9 million from $7.0 million for the same period in 2004, due in part to the SIB and GRL acquisitions.

     Interest income from our portfolio investment activities contributed approximately $14.5 million to total revenues for the three months ended March 31, 2005. Interest income from our portfolio investment activities began subsequent to our IPO in June 2004 and thus was not a revenue source for the three months ended March 31, 2004.

     Loan originations for the three months ended March 31, 2005 increased to approximately $672.5 million from $283.5 million for the same period of 2004. As a result, for our mortgage origination operations segment for the three month period ended March 31, 2005, total revenues increased approximately 28.6% to $9.0 million from $7.0 million for the same period in 2004. The increase in loan origination volume and related revenues is due, in part, to new branches we assumed from SIB Mortgage Corp., or SIB, in mid-

March of 2004 and the assumption of branches from GRL in mid-November 2004.

     For the three months ended March 31, 2005, total pre-tax operating expenses increased approximately 292.6% to $26.7 million from $6.8 million for the same period in 2004. Interest expenses were higher for the first three months of 2005, relative to the first three months of 2004 as a result of the commencement of our portfolio investment strategy and the financing, through repurchase arrangements, and the hedging of $1.6 billion in mortgage-backed securities and mortgage loans held in our portfolio. Overall general and administrative expenses were higher for the first three months of 2005, relative to the first three months of 2004, primarily from increased occupancy and personnel costs associated with new branch offices and satellite locations and increased personnel costs associated with an expansion of NYMC’s information technology, accounting, operations and marketing departments in connection with these new branches and locations. In addition, during the three months ended March 31, 2005, a non-cash charge of approximately $1.4 million in compensation expense was recorded primarily for the prior issuance of performance shares and accrued bonuses issued in connection with our hiring and retainment of former GRL branch employees. As a result of our acquisition of the-GRL branches in mid-November 2004, we incurred upfront expenses, with little offsetting revenues, through the mid-point of the first quarter due to lag time in closing the new originations associated with the assumption of these branches.

          Aided in part by our acquisition of the mortgage banking operations of SIB and the Northeast and Mid-Atlantic mortgage banking operations of GRL. Our closed loan originations for the three months ended March 31, 2005 totaled 3,108 loans, a 190.2% increase over the 1,071 loans that NYMC closed during the comparable period of 2004. The average size of a loan originated during the first three months of 2005 was $216,000, an 18.5% decline from the average of $265,000 during the same period of 2004. The increase in the number of loan originations during the three month period ended March 31, 2005 was due to increased loan origination personnel and branch offices, including those personnel and branch offices acquired in the SIB and GRL transactions, as compared to the same period of 2004. This decrease in average loan balance is attributable primarily to the low average loan balance originated by one of the acquired SIB branches which does a relatively high volume of low balance FHA streamline refinance loans. In addition, with our increased geographic diversity as a result of the SIB and GRL branch acquisitions we are originating more loans outside of New York City.

          We do not expect to benefit from historically low interest rates in 2005. We expect to mitigate the predicted declines in loan origination volume across the industry during the remainder of 2005 by increasing the percentage of market share we capture. We plan to accomplish this increase in market share by increasing our loan origination staff, as we did in 2004 when we hired 447 new employees in connection with our acquisition of SIB and GRL branches. We cannot assure you, however, that an increase in the number of loan origination officers we have will successfully mitigate the decline in loan origination volume that is expected to occur as a result of reduced demand for new loans throughout the industry.

Revenues

          Gain on Sales of Mortgage Loans. During the three months ended March 31, 2005, we had gains on sales of mortgage loans of approximately $4.3 million compared to $3.5 million for the same period of 2004. This 22.9% increase is attributed in part to higher loan originations in 2005 and offset by a decreasing premium spread on loans sold. During the three months ended March 31, 2005, market conditions narrowed the average spread earned on the sale of loans to third-parties narrowed by approximately 23 basis points relative to the prior period.

     Gain on sale revenues for the three months ended March 31, 2005 was also impacted by the execution of our core business strategy: retaining selected adjustable rate mortgages for our investment portfolio. The execution of this strategy, which began in the third quarter of 2004 after our IPO, requires that we forgo the gain on sale premiums (revenues) we would otherwise receive when we sell these loans to third-parties. Instead, the cost basis of these loans, which is far lower than the loan and its associated third-party premium, is retained in our investment portfolio with the inherent value of the loan realized over time. For the three months ended March 31, 2005, we originated and retained $136.4 million of loans in our investment portfolio and estimate that the forgone gain on sale premium, net of the cost basis of these loans when retained in our investment portfolio, was approximately $2.1 million.

     The number of mortgage loans sold, excluding those loans retained in our investment portfolio, during the three months ended March 31, 2005 increased 171.2% to 2,292 loans from 845 mortgage loans sold during the comparable period in 2004 due, in part, to our acquisitions of SIB and GRL. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans sold and excluding those loans retained for investment, increased approximately 114% to $426.8 million for the three months ended March 31, 2005 from $199.4 million for the comparable period in 2004. The increase in the number of mortgage loans sold during the three month period ended March 31, 2005 was due to increased loan origination personnel and branch offices as compared to the same period of 2004.

     Interest Income – Mortgage Loans Held for Sale. During the three months ended March 31, 2005, we had interest income on loans that were held for sale of approximately $2.6 million compared with interest income of $1.3 million for the same period of 2004. This increase was due to higher average daily balances on loans held for sale during the period offset by and an increasing average yield due to higher prevailing interest rates in 2005 relative to 2004. For the three months ended March 31, 2005, the average interest rate for mortgage loans sold increased approximately 49 basis points to 6.25% from 5.76% for the comparable period in 2004. This increase was consistent with the increases in interest rates initiated by the Federal Reserve, but was not reflective of the total interest rate increases initiated by the Federal Reserve as we have seen the interest rate curve flatten during the intervening period.

     Interest Income – Investment Securities and Loans. The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of the quarter end:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets
(Dollars in millions)

		Historical	Yield on
		Weighted	Interest
As of the Quarter	Average Interest	Average	Earning	Cost of	Net Interest
Ended	Earning Assets	Coupon	Assets	Funds	Spread
Mar. 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
Dec. 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
Sept. 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

          The yield on net earning assets is computed by dividing net interest income by the average daily balance of interest earning assets during the quarter. The yield reflects the amortization costs of the mortgages as well as short-term investments during the portfolio accumulation period. The cost of funds includes the costs of hedging interest rate risk through interest rate swaps and caps.

          Brokered Loan Fees. During the three months ended March 31, 2005, we had revenues from brokered loans of approximately $2.0 million compared to $2.2 million for the same period in 2004. The number of brokered loans increased approximately 106.2% to 466 loans for the three months ended March 31, 2005 from 226 loans for the comparable period in 2004. The aggregate principal balance of such brokered loans increased by approximately 30.1% to $109.4 million for the three months ended March 31, 2005 from $84.1 million for the comparable period in 2004. The slight decline in brokered loan fees relative to the increases in brokered loan production was a function of lower broker commissions earned due to spread tightening in the industry during 2004.

     Gain on Sale of Securities. During the three month period ended March 31, 2005, we recognized a gain on the sale of approximately $377,000 on the sale of $93.6 million of residential mortgage-backed securities. These securities were sold in order to rebalance our investment portfolio in preparation of our securitization.

     Expenses

          Salaries, Commissions and Benefits. During the three months ended March 31, 2005, salaries, commissions and associated payroll costs increased to $7.1 million from $2.7 million for the same period of 2004, an increase of 163.0%. The increase was primarily due to the addition of 363 employees, bringing our total number of employees to 810 at March 31, 2005 from 447 employees at the end of March 31, 2004. New employees include loan officers, support staff (information technology, marketing, processing, underwriting, accounting and closing employees) and additional corporate management hired in connection with the Company’s transition to a public REIT.

          Brokered Loan Expenses. During three months ended March 31, 2005, we had costs of brokered loans of approximately $1.5 million as compared to $1.3 million for the same period of 2004, an increase of 15.4%. These costs generally correlate and are variable to the period’s increased brokered loan origination dollar volume. The ratio of brokered loan expense relative to broker loan income is also higher as a result of increased allocated payroll costs for the three months ended March 31, 2005 relative to the same period of 2004.

          Interest Expense – Mortgage Loans Held for Sale. During the three months ended March 31, 2005, we had interest expense on the warehouse financing lines for our mortgage loans held for sale of approximately $1.8 million compared with interest expense of $609,000 for the same period of 2004, an increase of 195.6%. The average daily outstanding balance of financing facilities for the three months ended March 31, 2005 was $242.3 million at an average interest rate of 3.30% as compared to an average daily outstanding balance of $93.3 million at an average rate of 1.47% for the comparable period in 2004. Our financing facilities are indexed at LIBOR.

          Interest Expense – Investment Securities and Loans. During the three months ended March 31, 2005 we had interest expense on our repurchase facilities that finance our residential mortgage-backed securities portfolio of approximately $9.8 million. Because we executed our business strategy of procuring an initial portfolio of such securities commencing with the third quarter of 2004 we had no such interest expense during the three months ended March 31, 2004.

          Occupancy and Equipment Expense. During the three months ended March 31, 2005, we had occupancy and equipment expense of approximately $2.1 million compared to $662,000 for the same period of 2004, an increase of 217.2%. This increase was partially due to a non-cash charge-off of approximately $796,000 related to our sublet of our old headquarters on Park Avenue. After consideration of various alternatives we decided to discontinue our remaining use of these premises in March 2005. The sub-lease terms are below our current contractual obligation for the premises and the full difference was expensed during the three months ended March 31, 2005. In addition, the increase reflects the expansion of new origination offices and satellite locations to 63 as of March 31, 2005 from 24 as of March 31, 2004.

          Marketing and Promotion Expense. During the three months ended March 31, 2005, we had marketing and promotion expense of $1.4 million compared to $484,000 for the same period of 2004, an increase of 189.3%. This increase was primarily due to increased marketing and promotion expenses incurred to promote newly-opened loan origination offices and related newly-hired loan origination personnel, particularly related to our acquisition of the GRL branches in mid-November 2004.

          Data Processing and Communications Expense. During the three months ended March 31, 2005, we had data processing and communications expense of $518,000 compared to $168,000 for the same period of 2004, an increase of 208.3%. This increase was primarily due to increased personnel and expenses related to the acquisition of the GRL branches in mid-November 2004 and the recent upgrades/purchases of software licenses, communications portals and other technology expenses. In addition, during the third quarter of 2004, we began to incur additional costs related to new loan operating system software, and have been continually upgrading our support systems and ancillary software and licenses to accommodate the full implementation of the new system by the end of 2005.

          Office Supplies and Expense. During the three months ended March 31, 2005, we had data office supplies and expense of $573,000 compared to $218,000 for the same period of 2004, an increase of 162.8%. This increase was primarily a result of the increase in personnel and new origination offices and satellite locations, as well as the supplies needed to accommodate the bulk hiring of new employees formerly with GRL as well as other incremental employees hired during the period.

          Professional Fees Expense. During the three months ended March 31, 2005, we had professional fees expense of $744,000 compared to $253,000 for the same period of 2004, an increase of 194.1%. This increase was primarily due to increases in employment placement fees and increases in dues, licenses and permits in states where NYMC has a new presence and the use of regulatory counsel to assist in the structuring and licensing of our various affiliates in certain states.

          Other Expenses. During the three months ended March 31, 2005, we had other expenses of approximately $377,000 compared to $160,000 for the same period of 2004 an increase of 135.6% generally related to overall corporate growth.

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

     To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity, at March 31, 2005 was 15.0. We, and the providers of our finance facilities, generally view our $25 million of subordinated trust preferred debentures as a form of equity which would result in an adjusted leverage ratio of 12.1.

     Since the IPO, the Company has purchased approximately $1.2 billion in mortgage-backed securities. These securities were financed with a combination of IPO proceeds and repurchase agreements. As of March 31, 2005 the Company had approximately $1.4 billion in outstanding repurchase agreements.

     The Company has arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 21 different financial institutions and as of March 31, 2005 had borrowed money from seven of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.

     Under these repurchase agreements the financial institutions lend money versus the market value of our mortgage-backed securities portfolio, and, accordingly, an increase in interest rates can have a negative impact on the valuation of these securities, resulting in a potential margin call from the financial institution. The Company monitors the market valuation fluctuation as well as other liquidity needs to ensure there is adequate collateral available to meet any additional margin calls or liquidity requirements.

     The Company enters into interest rate swap agreements to extend the maturity of the repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At March 31, 2005 the Company had approximately $735 million in interest rate swaps outstanding with five different financial institutions. The weighted average maturity of the swaps was 577 days at March 31, 2005. The impact of the interest swaps extends the maturity of the repurchase agreements to one year.

     To originate a mortgage loan, we may draw against a $200 million repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, and a $150 million warehouse facility led by HSBC Bank USA, or HSBC. These facilities are secured by the mortgage loans owned by us. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of our liabilities to our tangible net worth. As of March 31, 2005, the aggregate outstanding balance under these facilities was $174.0 million and the aggregate maximum amount available for additional borrowings was $176.0 million. These agreements are not committed facilities and may be terminated at any time at the discretion of the counterparties.

     In addition to these facilities, we entered into a $250 million master loan and security agreement with Greenwich Capital. Under this agreement, Greenwich Capital provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus 0.75%. Advances under this facility are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. This facility is not a committed facility and may be terminated at any time at the discretion of Greenwich Capital. As of March 31, 2005 the outstanding balance of this facility was approximately $97.7 million with the maximum amount available for additional borrowings of $152.3 million.

     The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 20 to 1 in the case of the CSFB facility, 15 to 1 in the case of the HSBC facility and 20 to 1 in the case of the Greenwich Capital facility, as well as to comply with applicable regulatory and investor requirements. These facilities also contain various covenants pertaining to, among other things, the maintenance of certain periodic income thresholds and working capital. As of March 31, 2005, NYMC was not in compliance with the net income covenant on the CSFB and Greenwich Capital facilities and the net worth covenant on the HSBC facility. Waivers from the lenders with respect to these covenant violations have been obtained.

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

     As of March 31, 2005, our aggregate warehouse and repurchase facility borrowings under these facilities were $271.7 million and $1.4 billion, respectively, at an average rate of approximately 3.30%.

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

     Our ability to originate loans depends in large part on our ability to sell the mortgage loans we originate at cost or for a premium in the secondary market so that we may generate cash proceeds to repay borrowings under our warehouse facilities and our repurchase agreement. The value of our loans depends on a number of factors, including:

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

     The Company utilizes a model based risk analysis system to assist in projecting portfolio performances over a scenario of the interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps.

     Based on the results of this model, as of March 31, 2005, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 8-10 basis points as compared to our base line projections over the next year.

     The following tables set forth information about financial instruments:

	March 31, 2005
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$1,109,603,785	$1,112,989,795	$1,112,989,795
Mortgage loans held for investment	68,011,188	68,462,832	68,401,520
Mortgage loans held in the securitization trust	413,396,100	417,383,398	415,698,386
Mortgage loans held for sale	99,350,664	99,554,363	100,028,276
Commitments and contingencies:
Interest rate lock commitments	245,419,888	(838,928)	(838,928)
Forward loan sales contracts	114,350,398	567,125	567,125
Interest rate swaps	735,000,000	8,596,927	8,596,927
Interest rate caps	684,451,791	1,632,751	1,632,751

	December 31, 2004
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$1,194,055,340	$1,204,744,714	$1,204,744,714
Mortgage loans held for investment	188,858,607	190,153,103	190,608,241
Mortgage loans held for sale	85,105,027	85,384,927	86,097,867
Commitments and contingencies:
Interest rate lock commitments	156,110,472	37,867	37,867
Forward loan sales contracts	97,080,482	(164,816)	(164,816)
Interest rate swaps	670,000,000	3,228,457	3,228,457
Interest rate caps	250,000,000	411,248	411,248

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

     Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions and securities dealers that are well capitalized with high credit ratings and with which we may also have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by a counterparty is the difference between the value of the contract and the current market price. There can be no assurance that we will be able to adequately protect against the forgoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

     While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, mortgage and loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Credit Spread Exposure

     The mortgage-backed securities we will own are also subject to spread risk. The majority of these securities will be adjustable-rate securities that are valued based on a market credit spread to U.S. Treasury security yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease or tighten, the value of our securities portfolio would tend to increase. Such changes in the market value of our portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for- sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

     Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore their value. These shifts, or a change in spreads, would have a similar effect on our portfolio, financial position and results of operations.

Market (Fair Value) Risk

     For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of March 31, 2005 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

     The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years — a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of March 31, 2005. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of March 31, 2005.

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

Net Portfolio Duration
March 31, 2005

Basis point increase
	Base	+100	+200
Mortgage Portfolio	1.12 years	1.69 years	1.94 years
Borrowings (including hedges)	.59	.59	.59
Net	.53 years	1.10 years	1.35 years

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

     We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. Our principal sources of liquidity are the repurchase agreement market, the issuance of CDOs, whole loan financing facilities as well as principal and interest payments from ARM assets. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

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

     For the quarter ended March 31, 2005, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 22%, compared to 24% for the quarter ended December 31, 2004. The constant prepayment rate averaged approximately 20% during the first six months of operations ended December 31, 2004. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

     We mitigate credit risk by directly underwriting our own loan originations and re-underwriting any loans originated through our correspondent networks. With regard to the purchased mortgage security portfolio, we rely on the guaranties of FannieMae, Freddie Mac or the AAA/Aaa rating established by the Rating Agencies.

     With regard to loan originations, factors such as FICO score, LTV, debt-to-income ratio, and other borrower and collateral factors are evaluated. Credit enhancement features, such as mortgage insurance may also be factored into the credit decision. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

     Our loan originations are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing. In addition, in the supply constrained housing markets we focus on, housing values tend to be high and, generally, underwriting standards for higher value homes require lower LTVs and thus more owner equity further mitigating credit risk. Finally, the higher housing value/mortgage loan financing markets allow for more cost efficient origination volume in terms of dollars and units. For our mortgage securities that are purchased, we rely on the FannieMae or Freddie Mac and AAA-rating of the securities supplemented with additional due diligence.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005. There was no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

No.	Description
10.101	Amended and Restated Master Repurchase Agreement between New York Mortgage Trust, Inc., The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and Credit Suisse First Boston Mortgage Capital LLC, dated as of March 30, 2005, (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2004, as filed on March 31, 2005).

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the

No.	Description
Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005

/s/ Steven B. Schnall

Steven B. Schnall Co-Chief Executive Officer

Date: May 12, 2005

/s/ David A. Akre

David A. Akre Co-Chief Executive Officer

Date: May 12, 2005

/s/ Michael I. Wirth

Michael I. Wirth Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
10.101	Amended and Restated Master Repurchase Agreement between New York Mortgage Trust, Inc., The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and Credit Suisse First Boston Mortgage Capital LLC, dated as of March 30, 2005, (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2004, as filed on March 31, 2005).

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).