Form 10-Q
period 2005-06-30
NEW YORK MORTGAGE TRUST INC
filed 2005-08-15
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                                        to
Commission File Number 001-32216
NEW YORK MORTGAGE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	47-0934168 (I.R.S. Employer Identification No.)
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

Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on August 1, 2005 was 17,960,198.

NEW YORK MORTGAGE TRUST, INC.
FORM 10-Q

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
New Accounting Policies
Risk Management
Financial Highlights for the Second Quarter of 2005
Results of Operations and Financial Condition
Off-Balance Sheet Arrangements
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
Item 6. Exhibits
Signatures
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I: FINANCIAL INFORMATION
NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
	(unaudited)	2004
ASSETS
Cash and cash equivalents	$3,931,217	$7,613,106
Restricted cash	975,874	2,341,712
Investment securities — available for sale	904,527,533	1,204,744,714
Receivable for securities sold	100,332,440	—
Due from loan purchasers	160,802,501	79,904,315
Escrow deposits — pending loan closings	46,061,064	16,235,638
Accounts and accrued interest receivable	13,098,381	15,554,201
Mortgage loans held for sale	89,188,402	85,384,927
Mortgage loans held in the securitization trust	382,569,880	—
Mortgage loans held for investment	233,853,469	190,153,103
Prepaid and other assets	11,656,197	4,351,869
Derivative assets	7,260,152	3,677,572
Property and equipment, net	5,637,519	4,801,302

TOTAL ASSETS	$1,959,894,629	$1,614,762,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Financing arrangements, portfolio investments	$1,280,405,077	$1,115,809,285
Financing arrangements, loans held for sale/for investment	513,480,699	359,202,980
Due to loan purchasers	842,683	350,884
Accounts payable and accrued expenses	27,608,489	19,485,241
Subordinated debentures	25,000,000	—
Derivative liabilities	631,982	164,816
Other liabilities	428,919	267,034

Total liabilities	1,848,397,849	1,495,280,240

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY :
Common stock, $0.01 par value, 400,000,000 shares authorized 18,217,498 shares issued and outstanding at June 30, 2005 and 18,114,445 shares issued and 17,797,375 outstanding at December 31, 2004	182,175	180,621
Additional paid-in capital	112,561,269	119,045,450
Accumulated other comprehensive (loss) income	(1,246,664)	256,148

Total stockholders’ equity	111,496,780	119,482,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,959,894,629	$1,614,762,459

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		as restated		as restated
REVENUE:
Gain on sales of mortgage loans	$12,648,668	$10,451,171	$8,328,168	$6,945,082
Interest income:
Loans held for sale	6,100,168	3,146,847	3,507,278	1,885,778
Investment securities and loans	24,826,825	—	12,105,087	—
Loans collateralizing debt obligations	5,859,042	—	4,057,127	—
Brokered loan fees	4,533,801	2,960,473	2,533,568	777,694
Gain on sale of securities	921,402	606,975	544,319	606,975
Miscellaneous income (loss)	103,640	45,977	(10,412)	30,208

Total revenue	54,993,546	17,211,443	31,065,135	10,245,737

EXPENSES:
Salaries, commissions and benefits	16,572,261	6,890,838	9,429,500	4,171,660
Interest expense:
Loans held for sale	3,842,710	1,732,297	1,994,900	1,123,686
Investment securities and loans	21,884,873	—	12,120,701	—
Subordinated debentures	493,578	—	415,822	—
Brokered loan expenses	4,205,608	2,119,522	2,686,118	835,303
Occupancy and equipment	3,716,455	1,537,517	1,581,821	875,987
Marketing and promotion	2,589,727	1,296,391	1,189,861	812,105
Data processing and communications	1,189,582	621,236	671,861	453,193
Office supplies and expenses	1,257,560	647,240	684,874	429,369
Professional fees	1,846,533	653,754	1,102,465	400,666
Travel and entertainment	445,611	305,275	230,154	116,927
Depreciation and amortization	767,201	205,906	424,309	102,953
Other	553,323	693,071	176,665	532,996

Total expenses	59,365,022	16,703,047	32,709,051	9,854,845

(LOSS) INCOME BEFORE INCOME TAXES	(4,371,476)	508,396	(1,643,916)	390,892
Income tax benefit (expense)	4,880,000	(10,000)	2,190,000	(10,000)

NET INCOME	$508,524	$498,396	$546,084	$380,892

Basic income per share	$0.03	$0.03	$0.03	$0.02

Diluted income per share	$0.03	$0.03	$0.03	$0.02

Weighted average shares outstanding—basic	17,802,331	17,797,375	17,807,233	17,797,375

Weighted average shares outstanding—diluted	18,122,503	18,162,125	18,120,974	18,162,125

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
		as restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$508,524	$498,396
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	767,201	205,906
Amortization of premium on investment securities and mortgage loans	2,762,341	—
Gain on sale of investment securities	(921,402)	(606,975)
Origination of mortgage loans held for sale	(773,402,702)	(619,969,756)
Proceeds from sales of mortgage loans	464,429,441	605,774,982
Deferred compensation restricted stock-non cash	1,108,817	—
Restricted stock compensation expense	2,073,459	1,326,375
Deferred tax benefit	(4,880,000)	—
Change in value of derivatives	(943,763)	220,521
(Increase) decrease in operating assets:
Due from loan purchasers	(80,898,186)	(42,207,268)
Due from affiliate	—	153,171
Escrow deposits-pending loan closings	(29,825,426)	—
Accounts and accrued interest receivable	2,455,820	—
Prepaid and other assets	(2,424,328)	(1,147,648)
Increase in operating liabilities:
Due to loan purchasers	491,799	173,920
Accounts payable and accrued expenses	7,916,340	4,877,178
Other liabilities	161,885	152,832

Net cash used in operating activities	(411,710,621)	(50,548,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,365,838	116,896
Sale of investment securities	93,505,200	—
Purchase of investment securities	(95,859,920)	—
Purchase of mortgage loans held in the securitization trust	(167,873,446)	—
Principal repayments received on loans held in the securitization trust	40,080,923	—
Proceeds from sale of marketable securities	—	2,320,414
Principal paydown on investment securities	197,170,190	—
Payments received on loans held for investment	6,245,932	—
Purchases of property and equipment	(1,603,418)	(445,604)

Net cash provided by investing activities	73,031,299	1,991,706

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	123,116,740
Cash distributions to members	—	(3,295,424)
Payments on subordinated notes due to members	—	(13,706,902)
Increase in financing arrangements, net	318,873,511	54,133,815
Dividends paid	(8,876,078)	—
Issuance of subordinated debentures	25,000,000	—

Net cash provided by financing activities	334,997,433	160,248,229

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,681,889)	111,691,569

CASH AND CASH EQUIVALENTS — Beginning of period	7,613,106	4,357,069

CASH AND CASH EQUIVALENTS — End of period	$3,931,217	$116,048,638

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$25,024,877	$1,635,826

NON CASH FINANCING ACTIVITIES
Reduction of subordinated notes due members	$—	$1,000,000

Grant of restricted stock	—	3,709,125

Dividends declared to be paid in subsequent period	$4,554,375	$—

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (Unaudited)
1. Summary of Significant Accounting Policies
     Organization — New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully integrated, self-advised residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and fixed rate and adjustable-rate mortgage loans and securities originated through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”). The Company also earns net interest income from its investment in and the securitization of certain self-originated adjustable rate mortgage loans that meet the Company’s investment criteria. Licensed or exempt from licensing in 39 states and the District of Columbia and through a network of 30 full service loan origination locations and 32 satellite loan origination locations, NYMC originates all types of mortgage loans, with a primary focus on prime, residential mortgage loans.
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
     On February 25, 2005, the Company completed its first loan securitization of high-credit quality, first-lien, adjustable rate mortgage (“ARM”) loans, by contributing loans into New York Mortgage Trust 2005-1 (“NYMT ‘05-1 Trust”). NYMT ‘05-1 Trust is a wholly-owned subsidiary of NYMT. The securitization was structured as a secured borrowing , with the line-of-credit financing used to purchase and originate the mortgage loans refinanced through repurchase agreements. On March 15, 2005, the Company closed a private placement of $25 million of preferred securities issued by NYM Preferred Trust I. NYM Preferred Trust I is a wholly owned subsidiary of NYMC.
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
     Restricted Cash — Restricted cash is held by counterparties as collateral for hedging instruments and two letters of credit related to the lease of the corporate headquarters.
     Investment Securities Available for Sale — The Company’s investment securities are residential mortgage-backed securities comprised of FannieMae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”) and “AAA”— rated adjustable-rate loans, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.
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
     Receivable for Securities Sold —Reflects the amounts due from securities dealers related to the sale of investment securities, which are recorded as of the trade date. Settlement occurred after the close of the period.
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
     Mortgage Loans Held in the Securitization Trust — Mortgage loans held in the securitization trust are certain ARM mortgage loans transferred to the NYMT ‘05-1 Trust which have been securitized into sequentially rated classes of beneficial interests. Currently the Company has retained 100% interest in the securitized loans and the transfer has been accounted for as a secured borrowing with a pledge of collateral. Mortgage loans held in the securitization trust are recorded at amortized cost, using the same accounting principles as that used for mortgage loans held for investment, as described below.
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
     Credit Risk and Allowance for Loan Losses — The Company limits its exposure to credit losses on its portfolio of residential adjustable-rate mortgage-backed securities by purchasing securities that are guaranteed by a government-sponsored or federally-chartered corporation (FNMA, FHLMC or GNMA) (collectively “Agency Securities”) or that have a “AAA” investment grade rating by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. at the time of purchase.
     The Company seeks to limit its exposure to credit losses on its portfolio of residential adjustable-rate mortgage loans held for investment (including mortgage loans held in the securitization trust) by originating and investing in loans primarily to borrowers with strong credit profiles, which are evaluated by analyzing the borrower’s credit score (“FICO” is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models), employment, income and assets and related documentation, the amount of equity in and the value of the property securing the borrower’s loan, debt to income ratio, credit history, funds available for closing and post-closing liquidity.
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
     Once a loan has been funded, the Company’s primary risk objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company’s strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of rate lock) to hedge most of its mortgage loans held for sale. The FSLCs have been designated as qualifying hedges for the funded loans and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loan being hedged. The FSLCs effectively fix the forward sales price and thereby offset interest rate and price risk to the Company. Accordingly, the Company evaluates this relationship quarterly and, at the time the loan is funded, classifies and accounts for the FSLCs as cash flow hedges.
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
     Comprehensive Income — Comprehensive income is comprised primarily of net income (loss) from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.
     Gain on Sale of Mortgage Loans — The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.
     Loan Origination Fees and Direct Origination Cost — The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation, benefits and commission costs have been reduced by approximately $21,424,630 and $9,472,159 for the six-month periods ended June 30, 2005 and 2004, respectively, because such amounts are considered incremental direct loan origination costs.
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
     Employee Benefits Plans — The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $214,476 and $79,063 for the six months ended June 30, 2005 and 2004, respectively.
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
2. Investment Securities Available For Sale
     Investment securities available for sale consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Amortized cost	$911,172,457	$1,207,715,175
Gross unrealized gains	—	150,682
Gross unrealized losses	(6,644,924)	(3,121,143)

Fair Value	$904,527,533	$1,204,744,714

     None of the securities with unrealized losses have been in a loss position for more than one year. The Company has the intent and believes it has the ability to hold such investment securities until recovery of their amortized cost. Substantially all of the Company’s investment securities available for sale are pledged as collateral for borrowings under financial arrangements (Note 8).
3. Mortgage Loans Held For Sale
     Mortgage loans held for sale consist of the following as of June 30, 2005 and December 31, 2004:

	June 30 2005	December 31, 2004
Mortgage loans principal amount	$88,889,294	$85,105,027
Deferred origination costs — net	299,108	279,900

Mortgage loans held for sale	$89,188,402	$85,384,927

     Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financial arrangements (Note 9).
4. Mortgage Loans Held in the Securitization Trust
     Mortgage loans held in the securitization trust consist of the following at June 30, 2005:

Mortgage loans principal amount	$378,915,161
Deferred origination costs — net	3,654,719

Total mortgage loans held in the securitization trust	$382,569,880

     Substantially all of the Company’s mortgage loans held in the securitization trust are pledged as collateral for borrowings under financial arrangements (Note 8).

5. Mortgage Loans Held For Investment
     Mortgage loans held for investment consist of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Mortgage loans principal amount	$232,476,633	$188,858,607
Deferred origination costs — net	1,376,836	1,294,496

Total mortgage loans held for investment	$233,853,469	$190,153,103

     Substantially all of the Company’s mortgage loans held for investment are pledged as collateral for borrowings under financial arrangements (Note 9).
6. Property and Equipment — Net
     Property and equipment consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Office and computer equipment	$4,497,455	$3,191,096
Furniture and fixtures	2,093,763	2,031,778
Leasehold improvements	1,326,387	1,138,467

Total premises and equipment	7,917,605	6,361,341
Less: accumulated depreciation and amortization	(2,280,086)	(1,560,039)

Property and equipment — net	$5,637,519	$4,801,302

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
     The following table summarizes the estimated fair value of derivative assets and liabilities as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Derivative Assets:
Interest rate caps	$914,813	$411,248
Interest rate swaps	5,870,731	3,228,457
Interest rate lock commitments — loan commitments	406,454	5,270
Interest rate lock commitments — mortgage loans held for sale	68,154	32,597

Total derivative assets	$7,260,152	$3,677,572

Derivative Liabilities:
Forward loan sale contracts — loan commitments	$(56,591)	$(23,557)
Forward loan sale contracts — mortgage loans held for sale	(31,770)	(1,846)
Forward loan sale contracts — TBA securities	(543,621)	(139,413)

Total derivative liabilities	$(631,982)	$(164,816)

     The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of June 30, 2005 were $735.0 million, $1.0 billion and $82.9 million, respectively.
     The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2004 were $670.0 million, $250.0 million and $97.1 million, respectively

     The Company estimates that over the next twelve months, approximately $4,531,725 of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.
8. Financing Arrangements, Portfolio Investments
     The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trust. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trust which they finance. At June 30, 2005, the Company had repurchase agreements with an outstanding balance of approximately $1.28 billion and a weighted average interest rate of 3.23%. As of December 31, 2004, the Company had repurchase agreements with an outstanding balance of approximately $1.11 billion and a weighted average interest rate of 2.35%. At June 30, 2005 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of approximately $1.32 billion. As of December 31, 2004 securities pledged as collateral for repurchase agreements had estimated fair values of approximately $1.16 billion. As of June 30, 2005 all of the repurchase agreements will mature within 24 days, with a weighted average days to maturity equal to 15 days. The Company has available to it $5.43 billion in commitments to provide financings through such arrangements with 23 different counterparties. Counterparties providing repurchase commitments to the Company as of June 30, 2005 are: Banc of America Securities LLC, Barclays Capital, Inc., Bear, Stearns & Co. Inc., Cantor Fitzgerald Securities, Citigroup Global Markets Inc., Countrywide Securities Corporation, Credit Suisse First Boston LLC, Daiwa Securities America, Inc., Deutsche Bank Securities, Inc., Goldman, Sachs & Co., Greenwich Capital Markets, Inc., J.P. Morgan Securities, Inc., Lehman Brothers Inc., Merrill Lynch Government Securities, Inc., Morgan Keegan & Company, Morgan Stanley & Co. Incorporated, Nomura Securities International, Inc., RBC Capital Markets Corporation, UBS Securities LLC, Wachovia Capital Markets LLC, and WaMu Capital Corp.
9. Financing Arrangements, Mortgage Loans Held for Sale or Investment
     Financing arrangements consist of the following as of June 30, 2005, and December 31, 2004:

	June 30,	December 31,
	2005	2004
$250 million master repurchase agreement with Greenwich Capital expiring on December 5, 2005 bearing interest at one-month LIBOR plus 0.75% (3.986% at June 30, 2005 and 3.16% at December 31, 2004). Principal repayments are required 120 days from the funding date(a)	$231,111,808	$215,611,800
$200 million revolving line of credit agreement with CSFB expiring on March 31, 2006 bearing interest at daily LIBOR plus spreads from 1.125% to 2.000% depending on collateral (4.214% at June 30, 2005 and 3.599% at December 31, 2004). Principal repayments are required 90 days from the funding date	155,900,996	73,751,874
$150 million revolving line of credit agreement with HSBC expiring on September 30, 2005 bearing interest at one-month LIBOR plus 1.00% (4.13% at June 30, 2005 and 3.29% at December 31, 2004)	126,467,895	69,839,306

	$513,480,699	$359,202,980

(a)	This credit facility, with Greenwich Capital Financial Products, Inc., requires the Company to transfer specific collateral to the lender under repurchase agreements; however, due to the rate of turnover of the collateral by the Company, the counterparty has not taken title to or recorded their interest in any of the collateral transferred. Interest is paid to the counterparty based on the amount of outstanding borrowings and on the terms provided.
     The lines of credit are secured by all of the mortgage loans held by the Company, except for the loans held in the securitization trust. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of June 30, 2005, NYMC was not in compliance with the net income covenant pertaining to the CSFB financing arrangements noted in the table above, or the liquidity requirement pertaining to the Greenwich and HSBC facilities. Waivers from the lenders with respect to these covenant violations for the six months ended June 30, 2005 have been obtained. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.
10. Commitments and Contingencies

     Loans Sold to Investors — Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by investors. Such loans are then generally repackaged and sold to other investors.
     Loans Funding and Delivery Commitments — At June 30, 2005 and December 31, 2004 the Company had commitments to fund loans with agreed-upon rates totaling approximately $311.3 million and $156.1 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled approximately $82.9 million and $97.1 million at June 30, 2005 and December 31, 2004, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.
     Net Worth Requirements — NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with FannieMae, Freddie Mac, HUD and other investors. As of June 30, 2005 NYMC is in compliance with all minimum net worth requirements.
     Outstanding Litigation — The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.
     Leases — The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $2,603,438 and $1,738,820 for the six months ended June 30, 2005 and 2004, respectively. On February 11, 2005, the Company signed a letter of intent to enter into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The Company’s remaining contractual obligation to the landlord on this lease is $1.8 million. The sub-lease tenant will have a contractual rent obligation to the Company under the sub-lease of $982,000. This transaction was completed in late March 2005. Accordingly, during the first quarter of 2005, the Company recognized a charge of $796,000 to earnings.
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
     Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $344,291 in fees and other amounts from NYMC borrowers for the six months ended June 30, 2005. NYMC does not economically benefit from such referrals.
12. Concentrations of Credit Risk
     The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At June 30, 2005 and December 31, 2004, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	June 30,	December 31,
	2005	2004
New York	37.6%	70.2%
Massachusetts	19.1%	6.6%
New Jersey	8.9%	7.4%
Connecticut	6.8%	5.0%
     At June 30, 2005 and December 31, 2004, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trust and mortgage loans held for investment as follows:

	June 30,	December 31,
	2005	2004
New York	30.6%	30.7%
California	22.5%	51.3%
Massachusetts	12.7%	—
New Jersey	5.3%	5.5%
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
     The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value:

	June 30, 2005
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$889,567,775	$904,527,533	$904,527,533
Mortgage loans held for investment	232,476,633	233,853,469	235,780,381
Mortgage loans held in the securitization trust	378,915,161	382,569,880	381,497,347
Mortgage loans held for sale	88,889,294	89,188,402	90,139,821
Commitments and contingencies:
Interest rate lock commitments	311,257,227	474,608	474,608
Forward loan sales contracts	82,861,773	(631,932)	(631,932)
Interest rate swaps	735,000,000	5,870,731	5,870,731
Interest rate caps	1,046,991,219	914,813	914,813

	December 31, 2004
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$1,194,055,340	$1,204,744,714	$1,204,744,714
Mortgage loans held for investment	188,858,607	190,153,103	190,608,241
Mortgage loans held for sale	85,105,027	85,384,927	86,097,867
Commitments and contingencies:
Interest rate lock commitments	156,110,472	37,867	37,867
Forward loan sales contracts	97,080,482	(164,816)	(164,816)
Interest rate swaps	670,000,000	3,228,457	3,228,457
Interest rate caps	250,000,000	411,248	411,248

14. Segment Reporting
     The Company operates two segments:
•	Mortgage Portfolio Management - long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending — mortgage loan originations as conducted by NYMC.
     Our mortgage portfolio management segment primarily invests in adjustable-rate FNMA, FHLMC, GNMA and “AAA”— rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. The Company’s equity capital and borrowed funds are used to invest in residential mortgage-backed securities, thereby producing net interest income. Certain mortgage loans originated by our mortgage lending operations or loans purchased from third parties are securitized from time to time to improve liquidity and included in the mortgage portfolio management segment. The Company’s first securitization was completed on February 25, 2005.
     The mortgage lending segment originates residential mortgage loans through the Company’s taxable REIT subsidiary, NYMC. Loans are originated through NYMC’s retail and internet branches and generate gain on sale revenue when the loans are sold to third parties or revenue from brokered loans when the loans are brokered to third parties.
     Prior to June 29, 2004, the Company conducted only mortgage lending operations, therefore prior period segment information is not presented herein.

	Six Months Ended June 30, 2005
	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$—	$12,648,668	$12,648,668
Interest income:
Loans held for sale	—	6,100,168	6,100,168
Investment securities and loans	24,826,825	—	24,826,825
Loans collateralizing debt obligations	5,859,042	—	5,859,042
Brokered loan fees	—	4,533,801	4,533,801
Gain on sale of securities	921,402	—	921,402
Miscellaneous income	610	103,030	103,640

Total revenue	31,607,879	23,385,667	54,993,546
EXPENSES:
Salaries, commissions and benefits	1,478,857	15,093,404	16,572,261
Interest expense:
Loans held for sale	—	3,842,710	3,842,710
Investment securities and loans	21,884,873	—	21,884,873
Subordinated debentures	—	493,578	493,578
Brokered loan expenses	—	4,205,608	4,205,608
Occupancy and equipment	8,770	3,707,685	3,716,455
Marketing and promotion	85,005	2,504,722	2,589,727
Data processing and communication	64,260	1,125,322	1,189,582
Office supplies and expenses	2,888	1,254,672	1,257,560
Professional fees	145,129	1,701,404	1,846,533
Travel and entertainment	3,543	442,068	445,611
Depreciation and amortization	3,444	763,757	767,201
Other	136,122	417,201	553,323

Total expenses	23,812,891	35,552,131	59,365,022

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	7,794,988	(12,166,464)	(4,371,476)
Income tax benefit	—	4,880,000	4,880,000

NET INCOME (LOSS)	$7,794,988	$(7,286,464)	$508,524

Segment assets	$1,642,137,405	$317,757,224	$1,959,894,629
Segment equity	$106,279,299	$5,217,481	$111,496,780

	Three Months Ended June 30, 2005
	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$—	$8,328,168	$8,328,168
Interest income:
Loans held for sale	—	3,507,278	3,507,278
Investment securities and loans	12,105,087	—	12,105,087
Loans collateralizing debt obligations	4,057,127	—	4,057,127
Brokered loan fees	—	2,533,568	2,533,568
Gain on sale of securities	544,319	—	544,319
Miscellaneous income	610	(11,022)	(10,412)

Total revenue	16,707,143	14,357,992	31,065,135
EXPENSES:
Salaries, commissions and benefits	970,765	8,458,735	9,429,500
Interest expense:
Loans held for sale	—	1,994,900	1,994,900
Investment securities and loans	12,120,701	—	12,120,701
Subordinated debentures	—	415,822	415,822
Brokered loan expenses	—	2,686,118	2,686,118
Occupancy and equipment	5,462	1,576,359	1,581,821
Marketing and promotion	32,006	1,157,855	1,189,861
Data processing and communication	55,555	616,306	671,861
Office supplies and expenses	1,464	683,410	684,874
Professional fees	59,174	1,043,291	1,102,465
Travel and entertainment	2,357	227,797	230,154
Depreciation and amortization	855	423,454	424,309
Other	(34,789)	211,454	176,665

Total expenses	13,213,550	19,495,501	32,709,051

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	3,493,593	(5,137,509)	(1,643,916)
Income tax benefit	—	2,190,000	2,190,000

NET INCOME (LOSS)	$3,493,593	$(2,947,509)	$546,084

Segment assets	$1,642,137,405	$317,757,224	$1,959,894,629
Segment equity	$106,279,299	$5,217,481	$111,496,780

15. Stock Incentive Plan
     Pursuant to the 2004 Stock Incentive Plan (the “2004 Plan”), eligible employees, officers and directors are offered the opportunity to acquire shares of the Company’s common stock through the grant of options and the award of restricted stock under the 2004 Plan. In connection with the Plan, the Company also awarded shares of stock to employees upon certain performance criteria related to the November 2004 acquisition of Guaranty Residential Lending. The maximum number of options that may be issued is 706,000 shares and the maximum number of restricted stock awards that may be granted under the 2004 Plan is 794,250.
2005 Stock Incentive Plan
At the Annual Meeting of Stockholders held on May 31, 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 936,111 shares of the Company’s common stock may be issued thereunder. That number of shares represents 711,895 shares (4% of the 17,797,375 shares of common stock outstanding at March 10, 2005) plus 224,216 shares of common stock (the shares that remain available for issuance under the 2004 Plan). The number of shares available for issuance under the 2005 Plan will be increased by (a) 6% of the number of additional shares of the Company’s common stock issued between March 10, 2005 and May 31, 2006 (other than shares issued under the 2004 Plan or 2005 Plan) and (b) the number of shares covered by 2004 Plan awards that are forfeited or terminated after March 10, 2005.
Options
     The 2004 Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of June 30, 2005, 556,500 options have been granted pursuant to the 2004 Plan with a vesting period of two years.
     The Company accounts for the fair value of its grants in accordance with SFAS No. 123. The compensation cost charged against income during the six months ended June 30, 2005 was $18,376.
Restricted Stock
     As of June 30, 2005, the Company has awarded 515,178 shares of restricted stock under the 2004 Plan, of which 246,476 shares have fully vested. The remaining shares of restricted stock awarded under the 2004 Plan are subject to vesting periods between 6 and 30 months. During the six months ended June 30, 2005, the Company recognized non-cash compensation expense of $964,642 relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.
Performance Based Stock Awards
     In November 2004, the Company acquired 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. Pursuant to that transaction, the Company has committed to award 198,209 shares of the Company’s stock to certain employees of those branches upon attaining predetermined production levels. The awards range in vesting periods from 6 to 30 months with a share price set at the December 2, 2004 grant date market value of $9.83 per share. During the six months ended June 30, 2005, the Company recognized non-cash compensation expense of $1,108,817 relating to performance based stock awards. Unvested issued performance share awards have no voting rights and do not earn dividends.
16. Subordinated Debentures
     On March 15, 2005 the Company closed a private placement of $25 million of its trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 375 basis points, resetting quarterly (6.64% at June 30, 2005). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.
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
     A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the six months ended June 30, 2005 is as follows.

Tax at statutory rate (35%)	$(1,530,016)
Non-taxable REIT income	(2,699,372)
Transfer pricing of loans sold to nontaxable parent	395,089
State and local taxes	(1,006,000)
Miscellaneous	(39,701)

Total provision (benefit)	$(4,880,000)

     The income tax provision (benefit) for the six months ended June 30, 2005 is comprised of the following components:

	Deferred	Total
Regular Tax Provision (Benefit)
Federal	$(3,874,000)	$(3,874,000)
State	(1,006,000)	(1,006,000)

Total tax expense (benefit)	$(4,880,000)	$(4,880,000)

     The deferred tax asset at June 30, 2005 includes a deferred tax asset of $6,519,570 and a deferred tax liability of $330,036 which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at June 30, 2005 are as follows:

Deferred tax assets:
Net operating loss carryover	$6,164,747
Restricted stock, performance shares and stock option expense	183,039
Management compensation	171,784

Total deferred tax asset	6,519,570

Deferred tax liabilities:
Mark-to-market adjustments	78,776
Depreciation	251,260

330,036
Total deferred tax liability	251,260

Net deferred tax asset	$6,189,534

     The net deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. The net operating loss carryforward expires at various intervals between 2012 and 2026.
18. Restated Quarterly Financial Information
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
      A summary of the effects of the restatement is as follows:

	For the six months ended		For the three months ended
	June 30, 2004		June 30, 2004

	As previously		As previously
	reported	As restated	reported	As restated

Statement of Income
(Loss) Gain on sale of securities	$(175,682)	$606,975	$(175,682)	$606,975

Total Revenue	16,428,786	17,211,443	9,463,080	10,245,737
Interest expense	1,814,640	1,732,297	1,206,029	1,123,686
(Loss) Income before income taxes	(356,604)	508,396	(474,108)	390,892

Net income	$(366,604)	$498,396	$(484,108)	$380,892

	For the six months ended
	June 30, 2004

	As previously
	reported	As restated

Statement of Cash Flows
Net income	$(366,604)	$498,396
(Loss) Gain on sale of investment securities	175,682	(606,975)
Accounts payable and accrued expenses	4,959,521	4,877,178
Net cash used in operating activities	$(50,548,366)	$(50,548,366)

19. Subsequent Events
     On July 28, 2005 the Company completed its second loan securitization of approximately $239.5 million of high-credit quality, first-lien, ARM loans, New York Mortgage Trust 2005-2. The terms of this securitization were structured so as to not meet the criteria for sale as required in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Accordingly, this transaction is accounted for as a non-recourse secured borrowing with the ARM loans pledged as collateral.
     The amount of each class of beneficial interest structured as part of the securitization, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below:

	Approximate
Class	Principal Amount	Interest Rate	Rating
A	$217,126,000	LIBOR + 33 basis points	AAA
M-1	16,029,000	LIBOR + 60 basis points	AA
M-2	6,314,000	LIBOR + 100 basis points	A

Total	$239,469,000
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
General
     New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”) is a fully integrated, self-advised residential mortgage finance company that originates, acquires, retains and securitizes mortgage loans and mortgage-backed securities. Our wholly-owned taxable REIT subsidiary (“TRS”), The New York Mortgage Company, LLC (“NYMC”), is a residential mortgage banking company that originates mortgage loans of all types, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. Prior to the simultaneous completion of our acquisition of NYMC and our initial public offering (“IPO”), NYMC sold all of the loans it originated to third parties, and also brokered loans to other mortgage lenders prior to funding. NYMC, which originates residential mortgage loans through a network of 30 full service branch loan origination locations and 32 satellite loan origination locations, is presently licensed or authorized to do business in 39 states and the District of Columbia. On June 29, 2004, we closed our IPO, selling 15 million shares of our common stock at a price to the public of $9.00 per share and raising net proceeds of approximately $122.0 million after deducting the underwriters’ discount and other offering expenses. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.
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
     Our business is affected by a variety of economic and industry factors which management considers. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are:
•	a decline in the market value of our assets due to rising interest rates;

•	an adverse impact on our earnings from a decrease in the demand for mortgage loans due to a period of rising interest rates;

•	our ability to originate prime adjustable-rate and hybrid mortgage loans for our portfolio;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	an adverse impact on our earnings from a decrease in the demand for mortgage loans due to a period of rising interest rates;

•	our ability to originate prime adjustable-rate and hybrid mortgage loans for our portfolio;

•	our ability to obtain financing to fund and hold mortgage loans prior to their sale or securitization;

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity;

•	the potential for increased borrowing costs and its impact on net income;

•	the concentration of our mortgage loans in specific geographic regions;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	our ability to use hedging instruments to mitigate our interest rate and prepayment risks;

•	a prolonged economic slow down, a lengthy or severe recession or declining real estate values could harm our operations;

•	if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	compliance with REIT requirements might cause us to forgo otherwise attractive opportunities.

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
Recent Developments
     On February 25, 2005, we completed our first loan securitization of approximately $419 million of high-credit quality, first-lien, adjustable rate mortgages and hybrid adjustable rate mortgages (collectively “ARM” loans) through New York Mortgage Trust 2005-1 (the “Trust”). The securitization resulted in the creation of approximately $417 million in mortgage-backed securities. This structured finance transaction will reduce borrowing costs and improve liquidity of the investment portfolio. This transaction will be accounted for as a secured borrowing.
     On March 15, 2005, we closed a private offering of $25 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate resetting quarterly equal to three-month LIBOR plus 375 basis points. The securities mature on March 15, 2035 and may be called at par by us any time after March 15, 2010.
     On July 28, 2005, we completed our second loan securitization of approximately $239.5 million of high-credit quality, first-lien, adjustable rate mortgages and hybrid adjustable rate mortgages (collectively “ARM” loans) through New York Mortgage Trust 2005-2 (the “Trust”). The securitization resulted in the creation of approximately $234 million in mortgage-backed securities. This structured finance transaction will reduce borrowing costs and improve liquidity of the investment portfolio. This transaction will be accounted for as a secured borrowing.

Overview of Performance
     For the six months ended June 30, 2005, we reported net income of approximately $509,000, as compared to net income of $498,000 for the same period of 2004. Our revenues were driven largely from loan originations during the period. The change in net income is attributed to a decrease in gain on sale revenues as a result of decreased gain on sale margins in 2005, the execution of our core business strategy to retain selected originated loans in our portfolio (thus forgoing the gain on sale premiums we would have otherwise received when such loans are sold to third parties), one-time severance charges of approximately $3.0 million, and increased expenses incurred for and subsequent to the acquisition of multiple retail loan origination locations during 2004 and infrastructure enhancements to accommodate increased loan origination capacity. As upfront expenses related to the acquisition and/or infrastructure enhancements of our loan origination capacity begin to result in higher production volume and lowered stabilized costs, the mortgage lending segment is expected to become a more meaningful contributor to our financial performance in the future. For the six months ended June 30, 2005, we originated $1.6 billion in residential mortgage loans as compared to $797.5 million for the same period of 2004. The increase in our loan origination levels for the six months ended June 30, 2005 as compared to the same period of 2004 is the result of the addition of sales personnel and branch offices primarily in new and underserved markets. Total employees increased to 857 at June 30, 2005 from 509 at June 30, 2004. Included in the total number of employees, the number of loan officers dedicated to originating loans increased to 385 at June 30, 2005 from 202 at June 30, 2004. Full service loan origination locations increased to 30 offices and 29 satellite loan origination locations at June 30, 2005 from an aggregate of 30 locations at June 30, 2004.
Summary of Operations and Key Performance Measurements
     For the six months ended June 30, 2005, our net income was dependent on our self-originated and purchased investments in residential mortgage loans and securities (“portfolio management segment”). Our mortgage lending operations and originations (our “mortgage lending segment”), which include the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties, one-time severance charges incurred in the second quarter of 2005, operated at a net loss for the six months ended June 30, 2005, primarily due to upfront expenses incurred to grow our loan origination volume, foregone gain on sale premiums as a result of retaining selected loans in our portfolio rather than selling such loans to third parties, and decreased gain on sale margins in 2005 relative to the same period of 2004. Our mortgage banking activities generate revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers. Our portfolio management activities generate revenues from the return on our mortgage securities and spread income from our mortgage loan portfolio.
     A breakdown of our loan originations for the six months ended June 30, 2005 follows:

		Aggregate		Weighted
		Principal	Percentage	Average
	Number	Balance	of Total	Interest	Average
Description	Of Loans	($000’s)	Principal	Rate	Loan Size
Purchase mortgages	4,549	$982.7	61.0%	6.13%	$216,022
Refinancings	2,654	629.5	39.0%	5.83%	237,210

Total	7,203	$1,612.2	100.0%	6.01%	$223,829

Adjustable rate or hybrid	3,241	$907.4	56.3%	5.77%	$279,974
Fixed rate	3,962	704.8	43.7%	6.32%	177,901

Total	7,203	$1,612.2	100.0%	6.01%	$223,829

Bankered	6,111	$1,336.6	82.9%	6.09%	$218,714
Brokered	1,092	275.6	17.1%	5.62%	252,451

Total	7,203	$1,612.2	100.0%	6.01%	$223,829

     The key performance measures for our origination activities are:
•	dollar volume of mortgage loans originated;

•	relative cost of the loans originated;

•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and

•	return on our mortgage asset investments and the related management of interest rate risk.
     The key performance measures for our portfolio management activities are:
•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.
     Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.
Known Material Trends and Commentary
     The U.S. residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from approximately $3.2 trillion at the end of 1993 to approximately $7.3 trillion as of December 31, 2003, according to The Bond Market Association and the Federal Reserve. According to the July 12, 2005 Mortgage Finance Forecast of the Mortgage Bankers Association (“MBAA”), the MBAA estimated that lenders originated approximately $2.59 trillion in 2004. In the July 12, 2005 forecast, the MBAA projects that mortgage loan volumes will increase to $2.74 trillion in 2005 due to a less than expected increase in mortgage rates and fall to $2.50 trillion in 2006, primarily due to an expected continued decline in the volume of loan refinancings.

			Forecasted
		2005	Percentage
Total U.S. 1-to-4 Family Mortgage Originations	2004	Forecast	Change
	(Dollars in billions)
Purchase mortgages	$1,439	$1,617	12.4%
Refinancings	1,150	1,121	(2.5)%

Total	$2,589	$2,738	5.8%

Source: July 12, 2005 Mortgage Finance Forecast of the MBAA
     The following table summarizes the Company’s loan origination volume and characteristics for the three and six months ended June 30, 2005 relative to our prior year historical origination production and expected industry trends for total U.S. 1-to-4 family mortgage originations as forecast in the July 12, 2005 Mortgage Finance Forecast of the MBAA. For the three months ended June 30, 2005, our total loan originations, aided in part by our acquisitions of SIB and GRL, increased 82.8% over the comparable period for 2004. This increase contrasts favorably with the decline forecasted in the July 12, 2005 Mortgage Finance Forecast of the MBAA, which estimates an industry decline for the period of 2.9% for total originations:
Our Total Mortgage Originations

			Percentage Change
	Total Mortgage		From Prior Year
	Originations			MBAA
			NYMC	Industry
	2004	2005	Actual	Forecast
	(Dollars in Millions)
1st Quarter	$283.5	$672.5	137.2%	6.2%
2nd Quarter	514.0	939.7	82.8%	(2.9)%
3rd Quarter	415.4
4th Quarter	632.6

Full Year	$1,845.5

     With regard to purchase mortgage originations, statistics from the MBAA since 1990 indicate that the volume of purchase mortgages year after year steadily increase throughout various economic and interest rate cycles. While management is unable to predict borrowing habits, we believe that historical trends indicate that the purchase mortgage market is relatively stable. For the three months ended June 30, 2005, our purchase mortgage originations, aided in part by our acquisitions of SIB and GRL, have increased by $328.4 million or 120.2% over the comparable period for the prior year. This increase presently exceeds the 14.4% increase forecasted by the July 12, 2005 Mortgage Finance Forecast of the MBAA for total U.S. 1-to-4 family purchase mortgage originations for the period.

Our Total Purchase Mortgage Originations

	Total Purchase
	Mortgage
	Originations		NYMC
	2004	2005	Actual
	(Dollars in Millions)
1st Quarter	$169.3	$380.9	125.0%
2nd Quarter	273.3	601.7	120.2%
3rd Quarter	274.6
4th Quarter	366.6

Full Year	$1,083.8

     For the three months ended June 30, 2005, our originations of mortgage refinancings, aided in part by our acquisitions of SIB and GRL, have increased by $97.3 million or 40.4% versus the comparable period for the prior year. This 40.4% increase in our origination of mortgage refinancings compares favorably to the 20.6% decline for total U.S. 1-to-4 family refinance mortgage originations for the period estimated in the July 12, 2005 Mortgage Finance Forecast of the MBAA.
Our Total Refinance Mortgage Originations

	Total Refinance
	Mortgage
	Originations
			NYMC
	2004	2005	Actual
	(Dollars in Millions)
1st Quarter	$114.2	$291.6	155.3%
2nd Quarter	240.7	338.0	40.4%
3rd Quarter	140.8
4th Quarter	266.0

Full Year	$761.7

     For the six months ended June 30, 2005, NYMC’s purchase loan originations represented 61% of NYMC’s total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 59.1% for one-to-four family mortgage loans as estimated in the July 12, 2005 Mortgage Finance Forecast of the MBAA. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume that has resulted from rising interest rates. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe this strategy enables us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.
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
Description of Businesses
Mortgage Lending
     Our mortgage lending operations are significant to our financial results as they produce the loans that ultimately will collateralize the mortgage securities that we will hold in our portfolio. We primarily originate prime, first lien residential mortgage loans and, to a lesser extent second lien mortgage loans, home equity lines of credit, and bridge loans. We originate all types of mortgage loan products including adjustable-rate mortgages (“ARM”) which may have an initial fixed rate period, and fixed-rate mortgages. Since the completion of our IPO, we have begun to retain and aggregate our self-originated, high-quality, shorter-term ARM loans in order to pool them into mortgage securities. The fixed rate loans we originate and any ARM loans not meeting our investment criteria continue to be sold to third parties. For the six months ended June 30, 2005 and 2004, we originated $1.03 billion and $620.0 million in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $12.6 million and $10.5 million for the six months ended June 30, 2005 and 2004, respectively.
     Subsequent to our IPO in June 2004, we began to retain high quality, adjustable-rate mortgage loans that we originate in our investment portfolio. For the six months ended June 30, 2005, we originated and retained $303.3 million of such loans.
     We also broker loans to third party mortgage lenders for which we receive a broker fee. For the six months ended June 30, 2005 and 2004, we originated $275.7 million and $177.4 million in brokered loans, respectively. We recognized net brokering income totaling approximately $328,000 and $841,000 during the six months ended June 30, 2005 and 2004, respectively. The decrease in net brokering income is mainly attributable to a compression of margins on brokered loans and increased costs related to increased personnel not fully offset by increased volume.
     Our wholly-owned subsidiary, NYMC, originates all of the mortgage loans we retain, sell or broker. On mortgages to be sold, we underwrite process and fund the mortgages originated by NYMC.
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
     As of June 30, 2005 our mortgage securities portfolio consisted of 100% AAA— rated or FannieMae, Freddie Mac or Ginnie Mae-guaranteed (“FNMA/FHLMC/GNMA”) mortgage securities. This allows the company to obtain excellent financing rates as well as enhanced liquidity. The loans held for securitization and loans held for investment consisted of high-credit quality prime adjustable rate mortgages with initial reset periods of no greater than 5 years. The loan portfolio has had no credit losses to date. Our portfolio strategy for ARM loan originations is to acquire only high-credit quality ARM loans for our securitization process thereby limiting any future potential losses.
Investment Securities-Available For Sale Characteristics
     The following tables present various characteristics of our investment securities and mortgage loan portfolio as of June 30, 2005.
Characteristics of Our Investment Securities:

	Carrying	Sponsor or	% of
	Value	Rating	Portfolio
Credit
Agency REMIC CMO Floating Rate	$34,042,152	FNMA/FHLMC/GNMA	4%
FHLMC Agency ARMs	120,386,207	FHLMC	13%
FNMA Agency ARMs	378,167,238	FNMA	42%
Private Label ARMs	371,931,936	AAA	41%

Total	$904,527,533		100%

			Weighted
	Carrying	% of	Average
	Value	Portfolio	Coupon
Interest Rate Repricing
< 6 Months	$73,572,378	8%	4.15
< 36 Months	575,214,263	64%	4.31
< 60 Months	255,740,892	28%	4.70

Total	$904,527,533	100%	4.41

Characteristics of Our Mortgage Loans Held for Investment and Collateralizing Debt Obligations:

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$485,388	$3,500,000	$25,000
Coupon Rate	4.87%	7.75%	2.50%
Gross Margin	2.40%	5.00%	1.13%
Lifetime Cap	10.85%	12.88%	9.00%
Original Term (Months)	360	360	359
Remaining Term (Months)	349	360	325

Percentage
Arm Loan Type
Traditional ARMs	6.0%
2/1 Hybrid ARMs	4.6%
3/1 Hybrid ARMs	47.6%
5/1 Hybrid ARMs	41.8%

Total	100.0%

Percent of ARM loans that are Interest Only	70.7%

Percentage
Traditional ARMs — Periodic Caps
None	67.5%
1%	27.0%
Over 1%	5.5%

Total	100.0%

Percentage
Hybrid ARMs — Initial Cap
3.00% or less	45.2%
3.01%-4.00%	10.9%
4.01%-5.00%	42.6%
5.01%-6.00%	1.3%

Total	100.0%

Percentage
FICO Scores
650 or less	4.9%
651 to 700	20.3%
701 to 750	33.5%
751 to 800	38.6%
801 and over	2.7%

Total	100.0%

Average FICO Score	731

Percentage
Loan to Value (LTV)
50% or less	8.7%
50.01%-60.00%	9.9%
60.01%-70.00%	29.1%
70.01%-80.00%	49.7%
80.01% and over	2.6%

Total	100.0%

Average LTV	69.3%

Percentage
Property Type
Single Family	54.9%
Condominium	20.5%
Cooperative	9.2%
Planned Unit Development	11.2%
Two to Four Family	4.2%

Total	100.0%

Percentage
Occupancy Status
Primary	86.9%
Secondary	8.9%
Investor	4.2%

Total	100.0%

Percentage
Documentation Type
Full Documentation	59.2%
Stated Income	23.2%
Stated Income/ Stated Assets	15.1%
No Documentation	1.8%
No Ratio	0.6%
Stated Assets	0.1%

Total	100.0%

Percentage
Loan Purpose
Purchase	75.0%
Cash out refinance	12.4%
Rate & term refinance	12.6%

Total	100.0%

Percentage
Geographic Distribution: 5% or more in any one state
NY	30.6%
CA	22.5%
MA	12.7%
NJ	5.3%
Other (less than 5% individually)	28.9%

Total	100.0%

     The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the six months ended June 30, 2005:

		Average	Effective
	Amount	Balance	Rate
	(Dollars in Millions)
Net Interest Income Components
Interest Income
Investment securities and loans	$27,202,577	—	—
Mortgage loans held in the securitization trust	6,245,631	—	—
Amortization of premium	(2,762,341)	—	—

Total interest income	$30,685,867	$1,518.6	4.04%
Interest Expense
Repurchase agreements	$18,282,263	$1,298.5	2.80%
Warehouse borrowings	2,544,622	145.7	3.47%
Interest rate swaps and caps	1,057,988	—	0.15%

Total interest expense	$21,884,873	$1,444.2	3.01%

Net Interest Income	$8,800,994	—	1.03%

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
Financial Highlights for the Six Months Ended June 30, 2005
•	The net income for the Company’s Mortgage Portfolio Management segment totaled $3.5 million, or $0.20 per share, for the three months ended June 30, 2005;

•	Consolidated net income totaled $546,000 for the three months ended June 30, 2005, inclusive of a charge during the quarter related to severance benefits of approximately $3.0 million;

•	During the three months ended June 30, 2005, the Company undertook cost-cutting initiatives which reduced its overall recurring annual compensation expenses by an estimated $3.7 million;

•	Completion of our first loan securitization of $419 million in residential mortgage loans;

•	Issuance of $25 million of trust preferred securities;

•	Total assets increased to $1.96 billion as of June 30, 2005 from $1.6 billion as of December 31, 2004; and

•	Aided in part by the SIB and GRL acquisitions, approximately 100.6% growth in loan originations of $1.6 billion for the six months ended June 30, 2005 as compared to $797.5 million for the six months ended June 30, 2004 and relative to an overall industry increase of 0.9% for the six months as projected by the MBAA.
Results of Operations and Financial Condition
     The following Management Discussion and Analysis gives effect to the restatement as discussed in Note 18.
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
     Our results of operations for our mortgage lending segment during a given period typically reflect the total volume of loans originated and closed by us during that period. The volume of closed loan originations generated by us in any period is impacted by a variety of factors. These factors include:
•	The demand for new mortgage loans. Reduced demand for mortgage loans causes closed loan origination volume to decline. Demand for new mortgage loans is directly impacted by current interest rate trends and other economic conditions. Rising interest rates tend to reduce demand for new mortgage loans, particularly demand for loan refinancings, and falling interest rates tend to increase demand for new mortgage loans, particularly loan refinancings.

•	Loan refinancing and home purchase trends. As discussed above, the volume of loan refinancings tends to increase following declines in interest rates and to decrease when interest rates rise. The volume of home purchases is also affected by interest rates, although to a lesser extent than refinancing volume. Home purchase trends are also affected by other economic changes such as inflation, improvements in the stock market, unemployment rates and other similar factors.

•	Seasonality. Historically, according to the MBAA, loan originations during late November, December, January and February of each year are typically lower than during other months in the year due, in part, to inclement weather, fewer business days (due to holidays and the short month of February), and the fact that home buyers tend to purchase homes during the warmer months of the year. As a result, loan volumes tend to be lower in the first and fourth quarters of a year than in the second and third quarters.

•	Occasional spikes in volume resulting from isolated events. Mortgage lenders may experience spikes in loan origination volume from time to time due to non-recurring events or transactions, such as a large mass closing of a condominium project for which a bulk end-loan commitment was negotiated.
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
     In its July 12, 2005 Mortgage Finance Forecast, the MBAA forecast that closed loan originations in the industry declined to approximately $2.60 trillion in 2004 and will increase to $2.74 trillion in 2005. These forecasts predict growth in purchase originations and a decline in refinancings during 2004 and subsequent years. Although our origination volumes to date have continued to trend upward, due in part to the SIB and GRL acquisitions, these projected industry declines in the overall volume of closed loan originations may have a negative effect on our loan origination volume and net income. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume.
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

     The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for the first and second quarters of 2005 and for each quarter of fiscal years 2004 and 2003.

		Aggregate	Average
	Number	Principal	Principal	Weighted Average
Loan Production Summary (1)	of Loans	Balance	Balance	LTV(2)	FICO
	(Dollars in millions)
2005:
Second Quarter
ARM	1,839	$537.9	$292,482	73	709
Fixed-rate	1,777	337.1	189,732	73	718
Subtotal — non-FHA	3,616	875.0	$241,988	73	712

FHA	479	64.7	135,016	93	623

Total	4,095	$939.7	$229,475	74	706

Purchase mortgages	2,652	$587.8	221,657	76	720
Refinancings	964	287.2	297,918	65	695
Subtotal — non-FHA	3,616	$875.0	$241,988	73	712

FHA	479	64.7	135,016	93	623

Total	4,095	$939.7	$229,475	74	706

First Quarter
ARM	1,313	$355.3	$270,603	73	708
Fixed-rate	1,274	247.8	194,541	71	719

Subtotal — non-FHA	2,587	$603.1	$233,145	72	712

FHA	521	69.4	133,191	92	637

Total	3,108	$672.5	$216,390	74	705

Purchase mortgages	1717	$365.8	$213,081	76	723
Refinancings	870	237.3	272,743	66	696
Subtotal — non-FHA	2,587	$603.1	$233,145	72	712

FHA	521	69.4	133,191	92	637

Total	3,108	$672.5	$216,390	74	705

2004:
Fourth Quarter
ARM	1,094	$330.1	$301,765	71	714
Fixed-rate	956	206.8	216,266	72	714

Subtotal — non-FHA	2,050	$536.9	$261,893	72	714
FHA	749	95.7	127,868	92	623

Total	2,799	$632.6	$226,029	75	700

Purchase mortgages	1,426	$353.3	$247,722	75	724
Refinancings	624	183.6	294,278	64	694
Subtotal — non-FHA	2,050	$536.9	$261,893	72	714

FHA	749	95.7	127,868	92	623

Total	2,799	$632.6	$226,029	75	700

Third Quarter
ARM	692	$208.9	$301,875	71	718
Fixed-rate	639	145.7	228,034	71	714

Subtotal — non-FHA	1,331	$354.6	$266,425	71	716
FHA	481	60.8	126,445	92	610

Total	1,812	$415.4	$229,267	74	701

Purchase mortgages	1,019	$265.9	$260,933	73	725
Refinancings	312	88.7	284,360	63	691

Subtotal — non-FHA	1,331	$354.6	$266,425	71	716
FHA	481	60.8	126,445	92	610

Total	1,812	$415.4	$229,267	74	701

Second Quarter
ARM	781	$253.4	$324,450	70	722
Fixed-rate	797	167.2	209,781	71	720

Subtotal — non-FHA	1,578	$420.6	$266,534	70	721
FHA	793	93.4	117,751	92	655

Total	2,371	$514.0	$216,772	74	709

Purchase mortgages	1,021	$262.7	$257,283	75	728
Refinancings	557	157.9	283,492	62	711

Subtotal — non-FHA	1,578	$420.6	$117,751	70	721
FHA	793	93.4	117,751	92	655

Total	2,371	$514.0	$216,772	74	709

First Quarter
ARM	458	$145.5	$317,667	70	703
Fixed-rate	613	138.0	225,057	71	704

Total	1,071	$283.5	$264,661	71	703

Purchase mortgages	650	$169.3	$260,469	75	711

		Aggregate	Average
	Number	Principal	Principal	Weighted Average
Loan Production Summary (1)	of Loans	Balance	Balance	LTV(2)	FICO
	(Dollars in millions)
Refinancings	421	114.2	271,132	64	692

Total	1,071	$283.5	$264,661	71	703

2003:
Fourth Quarter
ARM	502	$181.1	$360,691	69	708
Fixed-rate	705	158.7	225,127	70	707

Total	1,207	$339.8	$281,509	70	707

Purchase mortgages	749	$203.2	$271,209	75	712
Refinancings	458	136.6	298,353	61	699

Total	1,207	$339.8	$281,509	70	707

Third Quarter
ARM	585	$224.1	$383,018	68	714
Fixed-rate	1,062	262.2	246,880	67	707

Total	1,647	$486.3	$295,235	67	711

Purchase mortgages	772	$218.2	$282,537	75	717
Refinancings	875	268.1	306,439	60	706

Total	1,647	$486.3	$295,235	67	711

Second Quarter
ARM	452	$158.1	$349,624	66	691
Fixed-rate	1,051	254.8	242,478	67	713

Total	1,503	$412.9	$274,700	67	705

Purchase mortgages	647	$173.7	$268,487	74	691
Refinancings	856	239.2	279,397	61	715

Total	1,503	$412.9	$274,700	67	705

First Quarter
ARM	399	$144.1	$361,230	70	719
Fixed-rate	948	217.3	229,203	71	707

Total	1,347	$361.4	$268,311	70	712

Purchase mortgages	845	$208.5	$246,756	78	722
Refinancings	502	152.9	304,590	60	699

Total	1,347	$361.4	$268,311	70	712

(1)	Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties.

(2)	Loan-to-value calculations are on first-lien mortgage loans only.
     Cash and Cash Equivalents
          We had unrestricted cash and cash equivalents of $3.9 million at June 30, 2005 versus $7.6 million at December 31, 2004. This decrease resulted from an increase in cash expenditures for severance payments that occurred at the end of the quarter.
     Investment Securities Available for Sale
          The following table summarizes our residential mortgage-backed securities owned at June 30, 2005, classified by type of issuer and by ratings categories:

				Portfolio
Category	Par Value	Coupon	Carrying Value	Mix	Yield
CMO floating rate security	$33,995,787	4.23%	$34,042,152	4%	4.24%
FNMA or FHLMC ARMs	495,007,078	4.22%	498,553,445	55%	3.99%
AAA”— rated	370,564,910	4.67%	371,931,936	41%	4.38%

Total	$899,567,775	4.41%	$904,527,533	100%	4.16%

     Mortgage Loans Held for Sale
          Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale”. We had mortgage loans held for sale of approximately $89.2 million at June 30, 2005. Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors and are carried at the lower of cost or market value. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans — held-for-sale and short-term borrowings are dependent on loans we have originated during the period as well as loans we have sold outright.
     Mortgage Loans Held for Investment
          Loans we have originated and that meet our investment criteria are transferred into our investment portfolio and are classified as “held for investment” until securitized. We had mortgage loans held for investment of approximately $233.9 million at June 30, 2005. Mortgage loans held for investment represent mortgage loans originated and aggregated in portfolio and which are intended to be securitized. As such, the fluctuations in mortgage loans – held for investment are dependent on the amount of such loans that are securitized during the quarter that become classified as “loans collateralizing debt obligations.”
     The following table details Mortgage Loans Held for Investment:

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held for Investment	$232,476,633	5.32%	$233,853,469	5.21%
     Mortgage Loans Held in the Securitization Trust
          When we securitize loans we have originated or purchased that meet our investment criteria and the securitization is structured as a secured borrowing for accounting purposes, such loans used as underlying collateral for the securitization are classified as “loans collateralizing debt obligations.” We had loans collateralizing debt obligations of approximately $382.6 million at June 30, 2005. We retained all of the resultant securities and have financed these securities with repurchase agreements.
     The following table details Mortgage Loans Held in the Securitization Trust:

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held in the Securitization Trust	$378,915,161	4.50%	$382,569,880	4.14%
     Due from Loan Purchasers and Escrow Deposits — Pending Loan Closing
          We had amounts due from loan purchasers totaling approximately $160.8 million and escrow deposits pending loan closing of approximately $46.1 million as of June 30, 2005. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.
     Prepaid and Other Assets
          Prepaid and other assets totaled approximately $11.7 million as of June 30, 2005. Other assets consist primarily of a deferred tax benefit of $6.5 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.
     Financing Arrangements, Mortgage Loans Held for Sale/for Investment
          We had debt outstanding on our financing facilities of approximately $513.5 million as of June 30, 2005, the proceeds of which finance our mortgage loans held for sale. The current weighted average borrowing rate on these financing facilities is 3.48%. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans — held-for-sale and short-term borrowings are dependent on loans we have originated during the period as well as loans we have sold outright.
     Financing Arrangements, Portfolio Investments
          We have arrangements to enter into repurchase agreements, a form of collateralized borrowings, with 23 different financial institutions having a total line capacity of approximately $5.4 billion. As of June 30, 2005, there were approximately $1.3 billion of repurchase borrowings outstanding. Our repurchase agreements typically have terms of less than one year. The current weighted average borrowing rate on these financing facilities is 3.23%.

     Stockholders’ Equity
          Stockholders’ equity at June 30, 2005 was approximately $111.5 million and included $1.2 million of unrealized loss on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.
     Comparison of the Six and Three Months Ended June 30, 2005 to the Six and Three Months Ended June 30, 2004.
     Net Income
     For the six and three months ended June 30, 2005, we had net income of approximately $509,000 and $546,000, respectively, an increase of 2% and 43% compared with net income of approximately $498,000 and $381,000 for the respective periods of 2004.
     Our primary sources of revenue are gain on sale of mortgage loans, fees from borrowers, fees earned on brokered loans, interest earned on portfolio investments and interest earned on mortgage loans held for sale during the interim period of funding a loan to a borrower and the ultimate sale of the loan to a third party. For the six and three month periods ended June 30, 2005, total revenues increased approximately 220% and 204% to approximately $55.0 million and $31.0 million from $17.2 million and $10.2 million for the same periods in 2004 respectively, due in part to the SIB and GRL acquisitions.
     Interest income from our portfolio investment activities contributed approximately $30.7 million and $16.2 million to total revenues for the six and three month periods ended June 30, 2005, respectively. Interest income from our portfolio investment activities began subsequent to our IPO in June 2004 and thus was not a revenue source for the six and three month periods ended June 30, 2004.
     Loan originations for the six month period ended June 30, 2005 increased approximately 101% to $1.6 billion from $797.5 million for the same period of 2004. Total loan originations for the three months ended June 30, 2005 increased 83% to $939.7 million from $514.0 million for the same period in 2004. The increase in loan origination volume and related revenues is due, in part, to new branches we assumed from SIB Mortgage Corp., or SIB, in mid-March of 2004 and the assumption of branches from GRL in mid-November 2004.
     For the six and three month periods ended June 30, 2005, total operating expenses increased approximately 256% to $59.4 million and 230% to $32.7 million from $16.7 million and $9.9 million for the same periods in 2004, respectively. Interest expenses were higher for the six and three month periods of 2005 ended June 30, 2005, relative to the same periods of 2004 as a result of the commencement of our portfolio investment strategy and the financing, through repurchase arrangements, and the hedging of $1.5 billion in mortgage-backed securities and mortgage loans held in our portfolio. Overall general and administrative expenses were higher for the six and three month periods ended June 30, 2005, relative to the same periods of 2004, primarily from one-time severance charges of approximately $3.0 million, increased occupancy and personnel costs associated with new branch offices and satellite locations and increased personnel costs associated with an expansion of NYMC’s information technology, accounting, operations and marketing departments in connection with these new branches and locations. In addition, during the six months ended June 30, 2005, a non-cash charge of approximately $1.4 million in compensation expense was recorded primarily for the prior issuance of performance shares and accrued bonuses issued in connection with our hiring and retainment of former GRL branch employees. As a result of our acquisition of the-GRL branches in mid-November 2004, we incurred upfront expenses, with little offsetting revenues, through the mid-point of the first quarter due to lag time in closing the new originations associated with the assumption of these branches.
     Aided in part by our acquisition of the mortgage banking operations of SIB and the Northeast and Mid-Atlantic mortgage banking operations of GRL, our closed loan originations for the six months ended June 30, 2005 totaled 7,203 loans, a 109% increase over the 3,442 loans that NYMC closed during the comparable period of 2004. The average size of a loan originated during the first six months of 2005 was $223,829, a 3% decline from the average of $231,700 during the same period of 2004. Our closed loan originations for the three months ended June 30, 2005 totaled 4,095 loans, a 73% increase over the 2,371 loans that NYMC closed during the comparable period of 2004. The average size of a loan originated during the three month period ended June 30, 2005 was $229,475, a 6% increase from the average of $216,772 during the same period of 2004. The increase in the number of loan originations during the six and three month periods ended June 30, 2005 was due to increased loan origination personnel and branch offices, including those personnel and branch offices acquired in the SIB and GRL transactions, as compared to the same period of 2004.
     We intend to increase market share by increasing our loan origination staff, as we did in 2004 when we hired 447 new employees in connection with our acquisition of SIB and GRL branches.
Revenues
     Gain on Sales of Mortgage Loans. During the six and three months ended June 30, 2005, we had gains on sales of mortgage loans of approximately $12.6 million and $8.3 million, respectively, compared to $10.5 million and $6.9 million for the same periods of 2004. The 20% increase for each of the six and three month periods is attributed in part to higher loan originations in 2005 and offset by a decreasing premium spread on loans sold. During the three month period ended June 30, 2005, market conditions narrowed the average spread earned on the sale of loans to third-parties by approximately 34 basis points relative to the three month period ended March 31, 2005.
     Gain on sale revenues for the six and three months ended June 30, 2005 were also impacted by the execution of our core business strategy: retaining selected adjustable rate mortgages for our investment portfolio. The execution of this strategy, which began in the third quarter of 2004 after our IPO, requires that we forgo the gain on sale premiums (revenues) we would otherwise receive when we sell these loans to third-parties. Instead, the cost basis of these loans, which is far lower than the loan and its associated third-party premium, is retained in our investment portfolio with the inherent value of the loan realized over time. For the six and three month periods ended June 30, 2005, we originated and retained $303.3 million and $166.9, respectively, of loans in our investment portfolio and estimate that the forgone gain on sale premium, net of the cost basis of these loans when retained in our investment portfolio, was approximately $4.3 million and $2.1 million, respectively.
     The number of mortgage loans funded, excluding those loans retained in our investment portfolio, during the six months ended June 30, 2005 increased 81% to 5,412 loans from 2,997 mortgage loans funded during the comparable period in 2004. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans funded, increased approximately 66% to $1.03 billion for the six months ended June 30, 2005 from $620 million for the comparable period in 2004. The number of mortgage loans funded, excluding those loans retained in our investment portfolio, during the three months ended June 30, 2005 increased 44% to 3,108 loans from 2,152 mortgage loans sold during the comparable period in 2004. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans funded and excluding those loans retained for investment, increased approximately 91% to $609 million from $319 million for the same periods in 2004. The increase in the number of mortgage loans funded during the three and six month periods ended June 30, 2005 is due to increased loan origination personnel and branch offices as compared to the same period of 2004.
     Interest Income – Mortgage Loans Held for Sale. During the six and three months ended June 30, 2005, we had interest income on loans that were held for sale of approximately $6.1 million and $3.5 million, an increase of 97% and 84%, respectively, compared with interest income of $3.1 million and $1.9 million for the same periods of 2004. This increase was due to higher average daily balances on loans held for sale during the period offset by and an increasing average yield due to higher prevailing interest rates in 2005 relative to 2004. For the six months ended June 30, 2005, the average interest rate for mortgage loans sold increased approximately 59 basis points to 6.28% from 5.69% for the comparable period in 2004. For the three months ended June 30, 2005, the average interest rate for mortgage loans sold increased 68 basis points to 6.33% from 5.65% for the comparable period of 2004. This increase was consistent with the increases in interest rates initiated by the Federal Reserve, but was not reflective of the total interest rate increases initiated by the Federal Reserve as we have seen the interest rate curve flatten during the intervening period.
          Interest Income – Investment Securities and Loans. The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:

Components of Net Interest Spread and Yield on Net Interest-Earning Assets
(Dollars in millions)

		Historical	Yield on
		Weighted	Interest
As of the Quarter	Average Interest	Average	Earning	Cost of	Net Interest
Ended	Earning Assets	Coupon	Assets	Funds	Spread
Jun. 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
Mar. 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
Dec. 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
Sept. 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%
     The yield on net earning assets is computed by dividing net interest income by the average daily balance of interest earning assets during the quarter. The yield reflects amortization costs of the mortgages as well as short-term investments during the portfolio accumulation period. The cost of funds includes the costs of hedging interest rate risk through interest rate swaps and caps.
     Brokered Loan Fees. During the six and three months ended June 30, 2005, we had revenues from brokered loans of approximately $4.5 million and $2.5 million, respectively, compared to $3.0 million and $0.8 million for the same periods in 2004 due to increased volume of loans brokered. The number of brokered loans increased approximately 399% to 1,092 loans for the six months ended June 30, 2005 from 219 loans for the comparable period in 2004. The aggregate principal balance of such brokered loans increased by approximately 195% to $275.6 million for the six months ended June 30, 2005 from $93.4 million for the comparable period in 2004.
     Gain on sale of securities. During the six and three month period ended June 30, 2005, the gain on the sale of securities was approximately $921,000 and $544,000 as compared to $607,000 for the six and three month periods of 2004.
Expenses
     Salaries, Commissions and Benefits. During the six and three months ended June 30, 2005, salaries, commissions and associated payroll costs increased to $16.6 million and $9.4 million, respectively, from $6.9 million and $4.2 million for the same periods of 2004, an increase of 141% and 124% for the respective periods. The increase was primarily due to an increase in personnel to 857 employees at the end of June 30, 2005 from 509 employees at the end of June 30, 2004. These recently hired employees include loan officers, support staff (information technology, marketing, processing, underwriting and closing employees) and additional corporate management hired in connection with the Company’s transition to a public REIT. In addition, for the six months ended June 30, 2005, we recognized approximately $787,000 in non-cash compensation expense related to restricted stock granted to our executive officers in conjunction with our IPO. In the three months ended June 30, 2005 we incurred a one time charge related to severance benefits of approximately $3.0 million.
     Brokered Loan Expenses. During the six and three months ended June 30, 2005, we had costs of brokered loans of approximately $4.2 million and $2.7 million, respectively, as compared to $2.1 million and $835,000 for the same periods of 2004, an increase of 100% and 223% for the respective periods. These costs correlate to the period’s increased brokered loan origination volume and revenues earned from brokered loans.
     Interest Expense – Mortgage loans Held for Sale. During the six and three months ended June 30, 2005, we had interest expense on the warehouse financing lines for our mortgage loans held for sale of approximately $3.8 million and $2.0 million, respectively, compared with interest expense of $1.7 million and $1.1 million for the same periods of 2004, an increase of 124% and 82% for the respective periods. The average daily outstanding balance of financing facilities for the six months ended June 30, 2005 was $346.1 million at an average interest rate of 3.67% as compared to an average daily outstanding balance of $128.7 million at an average rate of 1.85% for the comparable period in 2004. Our financing facilities are indexed at LIBOR. The higher average rate is reflective of the current rising interest rate environment. While the rates have increased, the spread to LIBOR on these lines has been significantly decreased from the comparable period in 2004 through re-negotiation and the addition of new lines.
     Interest Expense – Investment Securities and Loans. During the six and three months ended, June 30, 2005 we had interest expense on our repurchase facilities that finance our residential mortgage backed securities portfolio of approximately $21.9 million and $12.1 million. We executed our business strategy of procuring an initial-portfolio of such securities commencing with the third quarter of 2004.
     Occupancy and Equipment Expense. During the six and three months ended June 30, 2005, we had occupancy and equipment expense of approximately $3.7 million and $1.6 million, respectively, compared to $1.5 million and $876,000 for the same periods of 2004, an increase of 147% and 83% for the respective periods. The increase reflects the expansion of new origination offices to 30 toward the latter part of June 2004, therefore the related expense increases are reflected in the six month period ended June 30, 2005.
     Marketing and Promotion Expense. During the six and three months ended June 30, 2005, we had marketing and promotion expense of $2.6 million and $1.2 million, respectively, compared to $1.3 million and $812,000 for the same periods of 2004, an increase of 100% and 48% for the respective periods. This increase was primarily due to increased marketing and promotion expenses incurred to promote newly-opened loan origination offices and related newly-hired loan origination personnel. In addition, in conjunction with our assumption of the SIB branches, we undertook a significant direct mail campaign to market our loan products.
     Data Processing and Communications Expense. During the six and three months ended June 30, 2005, we had data processing and communications expense of $1.2 million and $672,000, respectively, compared to $621,000 and $453,000 for the same periods of 2004, an increase of 93% and 48% for the respective periods. This increase was primarily due to increased personnel and expenses related to the opening of new loan origination offices During the second and third quarter of 2004, we incurred additional costs related to analytical and market research software and systems in order to accommodate our mortgage securities business and to upgrade our current loan accounting software. In addition, during the third quarter of 2004, we began to incur additional costs related to new loan operating system software.
     Office Supplies and Expense. During the six and three months ended June 30, 2005, we had data office supplies and expense of $1.3 million and $685,000, respectively, compared to $647,000 and $429,000 for the same periods of 2004, an increase of 100.9% and 60% for the respective periods. This increase was primarily a result of the increase in personnel and new origination offices, as well as the supplies needed to accommodate the bulk hiring of 134 new employees formerly with SIB as well as other incremental employees hired during the first six months of 2004.
     Professional Fees Expense. During the six and three months ended June 30, 2005, we had professional fees expense of $1.8 million and $1.1 million, respectively, compared to $654,000 and $401,000 for the same periods of 2004, an increase of 175% and 174% for the respective periods. This increase was primarily due to increases in dues, licenses and permits in states where NYMC has a new presence and the use of regulatory counsel to assist in the structuring and licensing of our various affiliates in certain states in conjunction with our IPO.
     Travel and Entertainment Expense. During the six and three months ended June 30, 2005, we had travel and entertainment expense of $446,000 and $230,000, respectively, compared to $305,000 and $117,000 for the same periods of 2004, an increase of 46% and 97% for the respective periods. This increase was primarily due to opening of new origination offices and an increase in staff from 507 employees at June 30, 2004 to 857 for the period ended June 30, 2005.
     Depreciation and Amortization Expense. During the six and three months ended June 30, 2005, we had depreciation and amortization expense of $767,000 and $424,000, respectively, compared to $206,000 and $103,000 for the same periods of 2004, an increase of 272% and 312% for the respective periods. This increase was primarily due to the opening of new origination offices and increased investments in computer networks and systems.
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
     To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity, at June 30, 2005 was 16 to 1. We, and the providers of our finance facilities, generally view our $25 million of subordinated trust preferred debentures outstanding at June 30, 2005 as a form of equity which would result in an adjusted leverage ratio of 13 to 1.
     Since the IPO, the Company has purchased approximately $1.6 billion in mortgage-backed securities. These securities were financed with a combination of IPO proceeds and repurchase agreements. As of June 30, 2005 the Company had approximately $1.3 billion in outstanding repurchase agreements.
     The Company has arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions and as of June 30, 2005 had borrowed money from seven of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.
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
     The Company enters into interest rate swap agreements to extend the maturity of the repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At June 30, 2005 the Company had approximately $735 million in interest rate swaps outstanding with five different financial institutions. The weighted average maturity of the swaps was 449 days at June 30, 2005. The impact of the interest swaps extends the maturity of the repurchase agreements to one year.
     To originate a mortgage loan, we may draw against a $200 million repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, and a $150 million warehouse facility led by HSBC Bank USA, or HSBC. These facilities are secured by the mortgage loans owned by us. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of our liabilities to our tangible net worth. As of June 30, 2005, the aggregate outstanding balance under these facilities was $282.4 million and the aggregate maximum amount available for additional borrowings was $67.6 million. These agreements are not committed facilities and may be terminated at any time at the discretion of the counterparties.
     In addition to these facilities, we entered into a $250 million master loan and security agreement with Greenwich Capital. Under this agreement, Greenwich Capital provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus 0.75%. Advances under this facility are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. This facility is not a committed facility and may be terminated at any time at the discretion of Greenwich Capital. As of June 30, 2005 the outstanding balance of this facility was approximately $231.1 million with the maximum amount available for additional borrowings of $18.9 million.
     The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 20 to 1 in the case of the CSFB facility, 15 to 1 in the case of the HSBC facility and 20 to 1 in the case of the Greenwich Capital facility, as well as to comply with applicable regulatory and investor requirements. These facilities also contain various covenants pertaining to, among other things, the maintenance of certain periodic income thresholds and working capital. As of June 30, 2005, NYMC was not in compliance with the net income covenant on the CSFB facilities and the liquidity covenant on the Greenwich Capital and HSBC facilities. Waivers from the lenders with respect to these covenant violations have been obtained.
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
     As of June 30, 2005, our aggregate warehouse and repurchase facility borrowings under these facilities were $513.5 million and $1.3 billion, respectively, at an average interest rate of approximately 3.48%.
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
Interest Rate Risk
     Our primary interest rate exposure relates to the portfolio of adjustable-rate mortgage loans and mortgage-backed securities we acquire, as well as our variable-rate borrowings and related interest rate swaps and caps. (Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially the speed at which prepayments occur on our residential mortgage related assets.)
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
     The Company utilizes a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps.
     Based on the results of this model, as of June 30, 2005, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 8-10 basis points as compared to our base line projections over the next year.
     The following tables set forth information about financial instruments:

	June 30, 2005
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$889,567,775	$904,527,533	$904,527,533
Mortgage loans held for investment	232,476,633	233,853,469	235,780,381
Mortgage loans held in the securitization trust	378,915,161	382,569,880	381,497,347
Mortgage loans held for sale	88,889,294	89,188,402	90,139,821
Commitments and contingencies:
Interest rate lock commitments	311,257,227	474,608	474,608
Forward loan sales contracts	82,861,773	(631,982)	(631,982)
Interest rate swaps	735,000,000	5,870,731	5,870,731
Interest rate caps	1,046,991,219	914,813	914,813

	December 31, 2004
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$1,194,055,340	$1,204,744,714	$1,204,744,714
Mortgage loans held for investment	188,858,607	190,153,103	190,608,241
Mortgage loans held for sale	85,105,027	85,384,927	86,097,867
Commitments and contingencies:
Interest rate lock commitments	156,110,472	37,867	37,867
Forward loan sales contracts	97,080,482	(164,816)	(164,816)
Interest rate swaps	670,000,000	3,228,457	3,228,457
Interest rate caps	250,000,000	411,248	411,248
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

     Credit Spread Exposure
          The mortgage-backed securities we currently, and will in the future, own are also subject to spread risk. The majority of these securities will be adjustable-rate securities that are valued based on a market credit spread to U.S. Treasury security yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease or tighten, the value of our securities portfolio would tend to increase. Such changes in the market value of our portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.
          Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore their value. These shifts, or a change in spreads, would have a similar effect on our portfolio, financial position and results of operations.
     Market (Fair Value) Risk
          For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of June 30, 2005 and do not take into consideration the effects of subsequent interest rate fluctuations.
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
          The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years — a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of June 30, 2005. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of June 30, 2005.
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
Net Portfolio Duration
June 30, 2005

Basis point increase
	Base	+100	+200
Mortgage Portfolio	1.19 years	1.71 years	1.89 years
Borrowings (including hedges)	.57	.57	.57
Net	.62 years	1.14 years	1.32 years
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
          Our mortgage lending operations require significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Generally, our warehouse mortgage lenders allow us to borrow between 96% and 100% of the outstanding principal. Funding for the difference — generally 2% of the principal — must come from other cash inflows. Our operating cash inflows are predominately from cash flow from mortgage securities, principal and interest on mortgage loans, third party sales of originated loans that do not fit our portfolio investment criteria, and fee income from loan originations. Other than access to our financing facilities, proceeds from equity offerings have been used to support operations.
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
          For the quarter ended June 30, 2005 , our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 27%, compared to 22% for the quarter ended March 31, 2005 and 24% for the quarter ended December 31, 2004. The constant prepayment rate averaged approximately 20% during the first six months of operations ended December 31, 2004. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.
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
          Our loan originations are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing. In addition, in the supply constrained housing markets we focus on, housing values tend to be high and, generally, underwriting standards for higher value homes require lower LTVs and thus more owner equity further mitigating credit risk. Finally, the higher housing value/mortgage loan financing markets allow for more cost efficient origination volume in terms of dollars and units. For our mortgage securities that are purchased, we rely on the FannieMae, Freddie Mac, Ginnie Mae and AAA-rating of the securities supplemented with additional due diligence.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
      Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings

     From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders

		Number of Shares
Directors	Term Expires in:	For	Withheld
David A. Akre	2006	17,614,598	32,373
David R. Bock	2006	17,398,338	248,633
Alan L. Hainey	2006	17,560,098	86,873
Steven G. Norcutt	2006	17,340,738	306,233
Mary Dwyer Pembroke	2006	15,412,448	2,234,523
Raymond A. Redlingshafer, Jr.	2006	17,608,598	38,373
Steven B. Schnall	2006	17,393,488	253,483
Jerome F. Sherman	2006	17,323,138	323,833
Thomas W. White	2006	17,559,098	89,873
Stockholders also approved the Company’s 2005 Stock Incentive Plan, which replaced the Company’s 2004 Stock Incentive Plan: 11,289,090 shares voted in favor; 2,460,870 shares voted against and 20,325 shares abstained
Item 5. Other Information
None
Item 6. Exhibits

No.	Description
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No.	Description
31.3	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005

/s/ Steven B. Schnall

Steven B. Schnall
Chairman, President and Co-Chief Executive Officer

Date: August 15, 2005

/s/ David A. Akre

David A. Akre
Vice Chairman and Co-Chief Executive Officer

Date: August 15, 2005

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