Form 10-Q
period 2005-09-30
NEW YORK MORTGAGE TRUST INC
filed 2005-11-14
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on November 1, 2005 was 18,219,302.

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
New Accounting Policies
Risk Management
Financial Highlights for the Third Quarter of 2005
Results of Operations and Financial Condition
Off-Balance Sheet Arrangements
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
Item 6. Exhibits
Signatures
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I: FINANCIAL INFORMATION
NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	December 31,
	(unaudited)	2004
ASSETS
Cash and cash equivalents	$11,302,458	$7,613,106
Restricted cash	445,635	2,341,712
Investment securities — available for sale	797,079,293	1,204,744,714
Due from loan purchasers	143,620,835	79,904,315
Escrow deposits — pending loan closings	11,932,354	16,235,638
Accounts and accrued interest receivable	16,027,466	15,554,201
Mortgage loans held for sale	116,533,155	85,384,927
Mortgage loans held in securitization trusts	589,354,405	—
Mortgage loans held for investment	140,411,907	190,153,103
Deferred tax and other assets	12,537,424	4,351,869
Derivative assets	9,298,248	3,677,572
Property and equipment, net	6,456,230	4,801,302

TOTAL ASSETS	$1,854,999,410	$1,614,762,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Financing arrangements, portfolio investments	$1,282,723,167	$1,115,809,285
Financing arrangements, loans held for sale/for investment	398,907,025	359,202,980
Due to loan purchasers	1,607,750	350,884
Accounts payable and accrued expenses	18,380,787	19,485,241
Subordinated debentures	45,000,000	—
Derivative liabilities	1,076,310	164,816
Other liabilities	250,726	267,034

Total liabilities	1,747,945,765	1,495,280,240

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY :
Common stock, $0.01 par value, 400,000,000 shares authorized 18,219,302 shares issued and outstanding at September 30, 2005 and 18,114,445 shares issued and 17,797,375 outstanding at December 31, 2004	182,193	180,621
Additional paid-in capital	111,359,871	119,045,450
Accumulated other comprehensive (loss) income	(4,488,419)	256,148

Total stockholders’ equity	107,053,645	119,482,219

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,854,999,410	$1,614,762,459

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		As restated (1)
REVENUE:
Gain on sales of mortgage loans	$21,633,961	$14,933,433	$8,985,293	$4,482,262
Interest income:
Loans held for sale	10,573,325	5,777,240	4,473,157	2,633,442
Investment securities and mortgage loans held for investment	34,035,558	7,659,748	9,208,733	7,656,699
Loans held in the securitization trusts	11,875,521	—	6,016,479	—
Brokered loan fees	7,180,484	4,398,137	2,646,683	1,437,664
Gain on sale of securities and related hedges	2,207,433	732,812	1,286,031	125,837
Miscellaneous income	194,683	95,597	91,043	49,620

Total revenue	87,700,965	33,596,967	32,707,419	16,385,524

EXPENSES:
Salaries, commissions and benefits	23,874,659	11,394,409	7,302,398	4,503,571
Interest expense:
Loans held for sale/for investment	11,194,956	2,960,294	4,807,623	1,227,997
Portfolio investments	30,089,833	4,237,195	10,749,583	4,237,195
Subordinated debentures	1,095,300	—	601,722	—
Brokered loan expenses	5,688,931	3,136,452	1,483,323	1,016,930
Occupancy and equipment	4,981,098	2,426,188	1,264,643	888,671
Marketing and promotion	3,900,043	1,973,922	1,310,316	677,531
Data processing and communications	1,807,406	1,136,470	617,824	515,234
Office supplies and expenses	1,908,839	1,017,243	651,279	370,003
Professional fees	2,812,478	1,087,735	965,945	433,981
Travel and entertainment	706,904	393,872	261,293	88,597
Depreciation and amortization	1,068,906	308,859	301,705	102,953
Other	1,083,537	795,716	530,214	102,645

Total expenses	90,212,890	30,868,355	30,847,868	14,165,308

(LOSS) INCOME BEFORE INCOME TAXES	(2,511,925)	2,728,612	1,859,551	2,220,216
Income tax benefit	5,880,000	221,653	1,000,000	231,653

NET INCOME	$3,368,075	$2,950,265	$2,859,551	$2,451,869

Basic income per share	$0.19	$0.17	$0.16	$0.14

Diluted income per share	$0.19	$0.17	$0.16	$0.14

Weighted average shares outstanding—basic	17,854,850	17,797,375	17,958,175	17,797,375

Weighted average shares outstanding—diluted	18,121,074	17,800,024	18,242,373	17,800,547

(1) See note 18 for details regarding the restatement.
See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
		As restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,368,075	$2,950,265
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,068,906	308,859
Amortization of premium on investment securities and mortgage loans	4,880,406	358,835
Gain on sale of securities and related hedges	(2,207,433)	(732,812)
Origination of mortgage loans held for sale	(2,179,945,226)	(954,882,602)
Proceeds from sales of mortgage loans	1,689,574,271	949,391,144
Restricted stock compensation expense	1,823,199	1,326,375
Stock option grants – compensation expense	33,758	—
Deferred tax benefit	(5,880,000)	(221,653)
Change in value of derivatives	(1,348,991)	(692,019)
(Increase) decrease in operating assets:
Due from loan purchasers	(63,716,520)	7,960,875
Escrow deposits — pending loan closings	4,303,284	(28,569,060)
Accounts and accrued interest receivable	(473,265)	(8,401,518)
Deferred tax and other assets	(792,829)	(1,336,174)
Increase (decrease) in operating liabilities:
Due to loan purchasers	1,256,866	(519,548)
Accounts payable and accrued expenses	(583,040)	6,546,317
Other liabilities	(16,308)	139,966

Net cash used in operating activities	(548,654,847)	(26,372,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,896,077	(2,761,205)
Sale of investment securities	223,812,777	21,398,981
Purchase of investment securities	(148,150,185)	(1,216,359,998)
Purchase of mortgage loans held in the securitization trusts	(167,873,446)	—
Principal repayments received on loans held in the securitization trust	77,720,402	—
Proceeds from sale of marketable securities	—	2,320,414
Principal paydown on investment securities	320,539,626	30,563,700
Payments received on loans held for investment	8,935,308	(25,715,056)
Purchases of property and equipment	(2,723,834)	(1,189,528)

Net cash provided by (used in) investing activities	314,156,725	(1,191,742,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	123,116,740
Cash distributions to members	—	(3,295,448)
Payments on subordinated notes due to members	—	(13,706,902)
Increase in financing arrangements, net	206,617,927	1,120,776,691
Dividends paid	(13,430,453)	—
Issuance of subordinated debentures	45,000,000	—

Net cash provided by financing activities	238,187,474	1,226,891,081

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,689,352	8,775,639
CASH AND CASH EQUIVALENTS — Beginning of period	7,613,106	4,357,069

CASH AND CASH EQUIVALENTS — End of period	$11,302,458	$13,132,708

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$25,282,759	$932,830

NON CASH ACTIVITIES
Reduction of subordinated notes due members	$—	$1,000,000

Grant of common stock	31,035	3,709,125

Dividends declared to be paid in subsequent period	$3,826,053	$2,905,939

(1) See note 18 for details regarding the restatement.
See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)
1. Summary of Significant Accounting Policies
     Organization — New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully-integrated, self-advised, residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and fixed-rate and adjustable-rate mortgage loans and securities originated through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”). The Company also earns net interest income from its investment in and the securitization of certain self-originated adjustable rate mortgage loans that meet the Company’s investment criteria. Licensed, or exempt from licensing, in 42 states and the District of Columbia and through a network of 27 full-service loan origination locations and 39 satellite loan origination locations, NYMC originates a wide range of mortgage loans, with a primary focus on prime, residential mortgage loans.
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
     On January 9, 2004, the Company capitalized New York Mortgage Funding, LLC (“NYMF”) as a wholly-owned subsidiary of the Company. NYMF is a qualified REIT subsidiary, or QRS, in which the Company accumulates mortgage loans that the Company intends to securitize. In June 2004, the Company sold 15 million shares of its common stock in an initial public offering (“IPO”) at a price to the public of $9.00 per share, for net proceeds of $122.0 million after deducting the underwriters’ discount and other offering expenses. Concurrent with the Company’s IPO, the Company issued 2,750,000 shares of common stock in exchange for the contribution to the Company of 100% of the equity interests of NYMC. Subsequent to the IPO and the contribution of NYMC, the Company had 18,114,445 shares of common stock issued and 17,797,375 shares outstanding. Prior to the IPO, NYMT did not have recurring business operations.
     On February 25, 2005, the Company completed its first loan securitization of high-credit quality, first-lien, adjustable rate mortgage (“ARM”) loans, by contributing loans into New York Mortgage Trust 2005-1 (“NYMT ‘05-1 Trust”). NYMT ‘05-1 Trust is a wholly-owned subsidiary of NYMT. The securitization was structured as a secured borrowing, with the line-of-credit financing used to purchase and originate the mortgage loans and refinanced through repurchase agreements upon securitization. On March 15, 2005, the Company closed a private placement of $25.0 million of trust preferred securities issued by NYM Preferred Trust I. NYM Preferred Trust I is a wholly-owned subsidiary of NYMC. On July 28, 2005 the Company completed its second loan securitization of $239.5 million of high-credit quality, first-lien, ARM loans, by contributing loans to New York Mortgage Trust 2005-2 (“NYMT ‘05-2 Trust”). NYMT ‘05-2 Trust is a wholly-owned subsidiary of NYMT. The securitization was structured as a secured borrowing, with the line-of-credit financing used to purchase and originate the mortgage loans and refinanced through repurchase agreements upon securitization. On September 1, 2005, the Company closed a private placement of $20.0 million of preferred securities issued by NYM Preferred Trust II. NYM Preferred Trust II is a wholly-owned subsidiary of NYMC.
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
     Upon the closing of the Company’s IPO, of the 2,750,000 shares exchanged for the equity interests of NYMC, 100,000 shares were held in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of NYMC for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $492,536 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC entered into a new escrow agreement which extended the escrow period to December 31, 2005 for the remaining 52,320 shares. There have been no additional losses with respect to the escrow agreement booked during the nine month period ended September 30, 2005.
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
     Restricted Cash — Restricted cash is held by counterparties as collateral for hedging instruments and two letters of credit related to the Company's lease of the corporate headquarters.
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
     Due from Loan Purchasers and Escrow Deposits – Pending Loan Closings — Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans sold and shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

     Mortgage Loans Held for Sale — Mortgage loans held for sale represent originated mortgage loans held for sale to third party investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on an aggregate loan basis, less an estimate of the costs to close the loan, and the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.
     Mortgage Loans Held in the Securitization Trusts — Mortgage loans held in the securitization trusts are certain ARM mortgage loans transferred to the NYMT ‘05-1 Trust and to the NYMT ‘05-2 Trust which have been securitized into sequentially rated classes of beneficial interests. Currently the Company has retained 100% interest in the securitized loans and the transfer has been accounted for as a secured borrowing with a pledge of collateral. Mortgage loans held in the securitization trusts are recorded at amortized cost, using the same accounting principles as that used for mortgage loans held for investment, as described below.
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
     The Company seeks to limit its exposure to credit losses on its portfolio of residential adjustable-rate mortgage loans held for investment (including mortgage loans held in the securitization trusts) by originating and investing in loans primarily to borrowers with strong credit profiles, which are evaluated by analyzing the borrower’s credit score (“FICO” is a credit score, ranging from 300 to 850, with 850 being the best score, based upon the credit evaluation methodology developed by Fair, Isaac and Company, a consulting firm specializing in creating credit evaluation models), employment, income and assets and related documentation, the amount of equity in and the value of the property securing the borrower’s loan, debt to income ratio, credit history, funds available for closing and post-closing liquidity.
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
     Property and Equipment, Net — Property and equipment have lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.
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
     For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instruments are reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.
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
     Other Comprehensive Income — Other comprehensive income is comprised primarily of net income (loss) from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

     Gain on Sale of Mortgage Loans — The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.
     Loan Origination Fees and Direct Origination Cost — The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation, benefits and commission costs have been reduced by $32.2 million and $13.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively, because such amounts are considered incremental direct loan origination costs.
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
     Employee Benefits Plans — The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $0.3 million and $0.1 million for the nine months ended September 30, 2005 and 2004, respectively.
     Stock Based Compensation. The Company follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). The provisions of SFAS No. 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company, since it’s inception, has elected not to apply APB No. 25 in accounting for its stock option incentive plans and has expensed stock based compensation in accordance with SFAS No. 123.
     In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based payment,” (“SFAS No. 123R”) which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for the Company with the quarter beginning January 1, 2006. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.
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
     NYMC changed its tax status upon completion of the IPO from a non-taxable limited liability company to a taxable REIT subsidiary and therefore subsequent to the IPO, is subject to corporate Federal income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
2. Investment Securities Available For Sale
     Investment securities available for sale consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Amortized cost	$808,154,513	$1,207,715,175
Gross unrealized gains	—	150,682
Gross unrealized losses	(11,075,220)	(3,121,143)

Fair value	$797,079,293	$1,204,744,714

     None of the securities with unrealized losses have been in a loss position for more than one year. The Company has the intent and believes it has the ability to hold such investment securities until recovery of their amortized cost. Substantially all of the Company’s investment securities available for sale are pledged as collateral for borrowings under financing arrangements (Note 8).
3. Mortgage Loans Held For Sale
     Mortgage loans held for sale consist of the following as of September 30, 2005 and December 31, 2004:

	September 30 2005	December 31, 2004
Mortgage loans principal amount	$116,424,009	$85,105,027
Deferred origination costs — net	109,146	279,900

Mortgage loans held for sale	$116,533,155	$85,384,927

     Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financing arrangements (Note 9).
4. Mortgage Loans Held in the Securitization Trusts
     Mortgage loans held in the securitization trusts consist of the following at September 30, 2005:

Mortgage loans principal amount	$584,145,551
Deferred origination costs — net	5,208,854

Total mortgage loans held in the securitization trusts	$589,354,405

     Substantially all of the Company’s mortgage loans held in the securitization trusts are pledged as collateral for borrowings under financing arrangements (Note 8).
5. Mortgage Loans Held For Investment
     Mortgage loans held for investment consist of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Mortgage loans principal amount	$139,656,332	$188,858,607
Deferred origination costs — net	755,575	1,294,496

Total mortgage loans held for investment	$140,411,907	$190,153,103

     Substantially all of the Company’s mortgage loans held for investment are pledged as collateral for borrowings under financing arrangements (Note 9).

6. Property and Equipment — Net
     Property and equipment consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Office and computer equipment	$5,465,439	$3,191,096
Furniture and fixtures	2,193,569	2,031,778
Leasehold improvements	1,329,772	1,138,467

Total premises and equipment	8,988,780	6,361,341
Less: accumulated depreciation and amortization	(2,532,550)	(1,560,039)

Property and equipment — net	$6,456,230	$4,801,302

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
     The following table summarizes the estimated fair value of derivative assets and liabilities as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Derivative Assets:
Interest rate caps	$2,025,300	$411,248
Interest rate swaps	6,466,183	3,228,457
Interest rate lock commitments — loan commitments	—	5,270
Interest rate lock commitments — mortgage loans held for sale	—	32,597
Forward loan sale contracts — loan commitments	225,480	—
Forward loan sale contracts — mortgage loans held for sale	207,264	—
Forward loan sale contracts — TBA securities	374,021	—

Total derivative assets	$9,298,248	$3,677,572

Derivative Liabilities:
Forward loan sale contracts — loan commitments	—	(23,557)
Forward loan sale contracts — mortgage loans held for sale	—	(1,846)
Forward loan sale contracts — TBA securities	—	(139,413)
Interest rate lock commitments — loan commitments	(606,980)	—
Interest rate lock commitments — mortgage loans held for sale	(469,330)	—

Total derivative liabilities	$(1,076,310)	$(164,816)

     The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of September 30, 2005 were $670.0 million, $1.5 billion and $77.2 million, respectively.
     The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2004 were $670.0 million, $250.0 million and $97.1 million, respectively
     The Company estimates that over the next twelve months, approximately $5,314,444 of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.
8. Financing Arrangements, Portfolio Investments
     The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trusts. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At September 30, 2005, the Company had repurchase agreements with an outstanding balance of $1.3 billion and a weighted average interest rate of 3.80%. As of December 31, 2004, the Company had repurchase agreements with an outstanding balance of $1.1 billion and a weighted average interest rate of 2.35%. At September 30, 2005 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $1.3 billion. As of December 31, 2004 securities pledged as collateral for repurchase agreements had estimated fair values of $1.2 billion. As of September 30, 2005 all of the repurchase agreements will mature within 25 days, with a weighted average days to maturity equal to 20 days. The Company has available to it $5.6 billion in commitments to provide financings through such arrangements with 23 different counterparties. Counterparties providing repurchase commitments to the Company as of September 30, 2005 are: Banc of America Securities LLC, Barclays Capital, Inc., Bear, Stearns & Co. Inc., Cantor Fitzgerald Securities, Citigroup Global Markets Inc., Countrywide Securities Corporation, Credit Suisse First Boston LLC, Daiwa Securities America, Inc., Deutsche Bank Securities, Inc., Goldman, Sachs & Co., Greenwich Capital Markets, Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities, Inc., Lehman Brothers Inc., Merrill Lynch Government Securities, Inc., Morgan Keegan & Company, Morgan Stanley & Co. Incorporated, Nomura Securities International, Inc., RBC Capital Markets Corporation, UBS Securities LLC, Wachovia Capital Markets LLC, WaMu Capital Corp., and WestLB AG.
9. Financing Arrangements, Mortgage Loans Held for Sale or Investment
     Financing arrangements consist of the following as of September 30, 2005, and December 31, 2004:

	September 30,	December 31,
	2005	2004
$250 million master repurchase agreement with Greenwich Capital expiring on December 5, 2005 bearing interest at one-month LIBOR plus 0.75% (4.544% at September 30, 2005 and 3.16% at December 31, 2004). Principal repayments are required 120 days from the funding date(a)	$204,908,241	$215,611,800
$200 million revolving line of credit agreement with CSFB expiring on March 31, 2006 bearing interest at daily LIBOR plus spreads from 1.125% to 2.000% depending on collateral (4.796% at September 30, 2005 and 3.599% at December 31, 2004). Principal repayments are required 90 days from the funding date	159,730,022	73,751,874
$150 million revolving line of credit agreement with HSBC expiring on September 30, 2005 bearing interest at one-month LIBOR plus 1.00% (4.702 at September 30, 2005 and 3.29% at December 31, 2004) (b)	34,268,762	69,839,306

	$398,907,025	$359,202,980

(a)	This credit facility, with Greenwich Capital Financial Products, Inc., requires the Company to transfer specific collateral to the lender under repurchase agreements; however, due to the rate of turnover of the collateral by the Company, the counterparty has not taken title to or recorded their interest in any of the collateral transferred. Interest is paid to the counterparty based on the amount of outstanding borrowings and on the terms provided.

(b)	The HSBC credit facility was terminated by mutual agreement effective September 30, 2005; therefore, effective October 1, 2005, no new loans can be funded under this warehouse facility. The agreement requires repayment in full no later than December 31, 2005. The Company expects to replace this facility with a new counterparty during the fourth quarter of 2005.
     The lines of credit are secured by all of the mortgage loans held by the Company, except for the loans held in the securitization trusts. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of September 30, 2005, the Company was in compliance with all covenants. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.
10. Commitments and Contingencies
     Loans Sold to Investors — Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by investors. Such loans are then generally repackaged and sold to other investors.
     Loans Funding and Delivery Commitments — At September 30, 2005 and December 31, 2004 the Company had commitments to fund loans with agreed-upon rates totaling $182.2 million and $156.1 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled $77.2 million and

$97.1 million at September 30, 2005 and December 31, 2004, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.
     Net Worth Requirements — NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with FannieMae, Freddie Mac, HUD and other investors. As of September 30, 2005 NYMC is in compliance with all minimum net worth requirements.
     Outstanding Litigation — The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.
     Leases — The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $3.9 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. On February 11, 2005, the Company signed a letter of intent to enter into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The Company’s remaining contractual obligation to the landlord on this lease is $1.8 million. The sub-lease tenant will have a contractual rent obligation to the Company under the sub-lease of $1.0 million. This transaction was completed in late March 2005. Accordingly, during the first quarter of 2005, the Company recognized a charge of $0.8 million to earnings.
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
     On February 15, 2005, the Company entered into an irrevocable standby letter of credit in an initial amount of $500,000 with the beneficiary being CCC Atlantic, L.L.C., the landlord of the Company’s leased facility at 500 Burton Avenue, Northfield, New Jersey. The letter of credit serves as security for leased office property, initially occupied by employees of our branches doing business as Ivy League Mortgage, L.L.C. The letter of credit is secured by the personal guarantee and a mortgage on the home of the Ivy League Mortgage, L.L.C. branch manager. The initial amount of the letter of credit will be reduced at each of the first four annual anniversary dates by $50,000, thereafter to remain at a value of $250,000 until termination on April 1, 2015.
11. Related Party Transactions
     Upon completion of the Company’s IPO and acquisition of NYMC, Steven B. Schnall and Joseph V. Fierro, the former owners of NYMC, were entitled to a distribution of NYMC’s retained earnings through the close of the Company’s IPO on June 29, 2004, not to exceed $4.5 million. As a result, a distribution of $2.4 million ($0.4 million of retained earnings as of March 31, 2004 plus an estimate of $2.0 million for NYMC’s earnings through June 29, 2004) was made to the former owners upon the close of the IPO. The subsequent earnings and elimination of distributions and unrealized gains and losses attributable to NYMC for the period prior to June 29, 2004 equated to a distribution overpayment of $1.3 million, for which Messrs. Schnall and Fierro reimbursed the Company immediately upon the finalization of the overpayment calculation in July 2004.
Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $0.5 million in fees and other amounts from NYMC borrowers for the nine months ended September 30, 2005. NYMC does not economically benefit from such referrals.

12. Concentrations of Credit Risk
     The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At September 30, 2005 and December 31, 2004, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	September 30,	December 31,
	2005	2004
New York	32.7%	70.2%
Massachusetts	23.1%	6.6%
Connecticut	8.1%	5.0%
Maryland	7.0%	1.6%
     At September 30, 2005 and December 31, 2004, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and mortgage loans held for investment as follows:

	September 30,	December 31,
	2005	2004
New York	25.5%	30.7%
California	16.9%	51.3%
Massachusetts	10.2%	1.4%
New Jersey	4.2%	5.5%
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
     d. Mortgage Loans Held in the Securitization Trusts — Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.
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
     The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value:

	September 30, 2005
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$798,856,029	$797,079,293	$797,079,293
Mortgage loans held for investment	139,656,332	140,411,907	141,601,330
Mortgage loans held in the securitization trusts	584,145,552	589,354,405	585,864,852
Mortgage loans held for sale	116,424,009	116,533,155	117,305,323
Commitments and contingencies:
Interest rate lock commitments	182,207,949	(1,076,310)	(1,076,310)
Forward loan sales contracts	77,157,666	806,765	806,765
Interest rate swaps	670,000,000	6,466,183	6,466,183
Interest rate caps	1,464,425,100	2,025,300	2,025,300

	December 31, 2004
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$1,194,055,340	$1,204,744,714	$1,204,744,714
Mortgage loans held for investment	188,858,607	190,153,103	190,608,241
Mortgage loans held for sale	85,105,027	85,384,927	86,097,867
Commitments and contingencies:
Interest rate lock commitments	156,110,472	37,867	37,867
Forward loan sales contracts	97,080,482	(164,816)	(164,816)
Interest rate swaps	670,000,000	3,228,457	3,228,457
Interest rate caps	250,000,000	411,248	411,248
14. Segment Reporting
     The Company operates two segments:
•	Mortgage Portfolio Management — long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending — mortgage loan originations as conducted by NYMC.

     Our mortgage portfolio management segment primarily invests in adjustable-rate FNMA, FHLMC, GNMA and “AAA”— rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. The Company’s equity capital and borrowed funds are used to invest in residential mortgage-backed securities, thereby producing net interest income. Certain mortgage loans originated by our mortgage lending operations or loans purchased from third parties are securitized from time to time to improve liquidity such loans are included in the mortgage portfolio management segment. The Company’s first securitization was completed on February 25, 2005 and a second securitization was completed on July 28, 2005.
     The mortgage lending segment originates residential mortgage loans through the Company’s taxable REIT subsidiary, NYMC. Loans are originated through NYMC’s retail and internet branches and generate gain on sale revenue when the loans are sold to third parties or revenue from brokered loans when the loans are brokered to third parties.
Nine Months Ended September 30, 2005

	Nine Months Ended September 30, 2005
	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$—	$21,633,961	$21,633,961
Interest income:
Loans held for sale	—	10,573,325	10,573,325
Investment securities and mortgage loans held for investment	34,035,558	—	34,035,558
Loans held in the securitization trusts	11,875,521	—	11,875,521
Brokered loan fees	—	7,180,484	7,180,484
Gain on sale of securities and related hedges	2,207,433	—	2,207,433
Miscellaneous income	610	194,073	194,683

Total revenue	48,119,122	39,581,843	87,700,965
EXPENSES:
Salaries, commissions and benefits	1,649,285	22,225,374	23,874,659
Interest expense:
Loans held for sale/for investment	3,911,253	7,283,703	11,194,956
Portfolio investments	30,089,833	—	30,089,833
Subordinated debentures	—	1,095,300	1,095,300
Brokered loan expenses	—	5,688,931	5,688,931
Occupancy and equipment	18,271	4,962,827	4,981,098
Marketing and promotion	109,201	3,790,842	3,900,043
Data processing and communication	102,543	1,704,863	1,807,406
Office supplies and expenses	7,130	1,901,709	1,908,839
Professional fees	360,423	2,452,055	2,812,478
Travel and entertainment	5,803	701,101	706,904
Depreciation and amortization	5,280	1,063,626	1,068,906
Other	268,602	814,935	1,083,537

Total expenses	36,527,624	53,685,266	90,212,890

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	11,591,498	(14,103,423)	(2,511,925)
Income tax benefit	—	5,880,000	5,880,000

NET INCOME (LOSS)	$11,591,498	$(8,223,423)	$3,368,075

Segment assets	$1,553,311,169	$301,688,241	$1,854,999,410
Segment equity	$101,622,220	$5,431,425	$107,053,645

Nine Months Ended September 30, 2004

	Nine Months Ended September 30, 2004
	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$—	$14,933,433	$14,933,433
Interest income:
Loans held for sale	—	5,777,240	5,777,240
Investment securities and loans	7,659,748	—	7,659,748
Brokered loan fees	—	4,398,137	4,398,137
Gain on sale of securities and related hedges	125,837	606,975	732,812
Miscellaneous income	—	95,597	95,597

Total revenue	7,785,585	25,811,382	33,596,967
EXPENSES:
Salaries, commissions and benefits	294,706	11,099,703	11,394,409
Interest expense:
Loans held for sale	—	2,960,294	2,960,294
Investment securities and loans	4,237,195	—	4,237,195
Brokered loan expenses	—	3,136,452	3,136,452
Occupancy and equipment	9,040	2,417,148	2,426,188
Marketing and promotion	2,875	1,971,047	1,973,922
Data processing and communication	162,162	974,308	1,136,470
Office supplies and expenses	3,564	1,013,679	1,017,243
Professional fees	15,461	1,072,274	1,087,735
Travel and entertainment	589	393,283	393,872
Depreciation and amortization	1,845	307,014	308,859
Other	9,574	786,142	795,716

Total expenses	4,737,011	26,131,344	30,868,355

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	3,048,574	(319,962)	2,728,612
Income tax benefit	—	221,653	221,653

NET INCOME (LOSS)	$3,048,574	$(98,309)	$2,950,265

Segment assets	$1,213,919,152	$137,249,484	$1,351,168,636
Segment equity	$106,305,132	$14,515,828	$120,820,960

Three Months Ended September 30, 2005

	Three Months Ended September 30, 2005
	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$—	$8,985,293	$8,985,293
Interest income:
Loans held for sale	—	4,473,157	4,473,157
Investment securities and mortgage loans held for investment	9,208,733	—	9,208,733
Loans held in the securitization trusts	6,016,479	—	6,016,479
Brokered loan fees	—	2,646,683	2,646,683
Gain on sale of securities and related hedges	1,286,031	—	1,286,031
Miscellaneous income	—	91,043	91,043

Total revenue	16,511,243	16,196,176	32,707,419
EXPENSES:
Salaries, commissions and benefits	170,428	7,131,970	7,302,398
Interest expense:
Loans held for sale/for investment	1,366,630	3,440,993	4,807,623
Portfolio investments	10,749,583	—	10,749,583
Subordinated debentures	—	601,722	601,722
Brokered loan expenses	—	1,483,323	1,483,323
Occupancy and equipment	9,501	1,255,142	1,264,643
Marketing and promotion	24,196	1,286,120	1,310,316
Data processing and communication	38,283	579,541	617,824
Office supplies and expenses	4,242	647,037	651,279
Professional fees	215,294	750,651	965,945
Travel and entertainment	2,260	259,033	261,293
Depreciation and amortization	1,836	299,869	301,705
Other	132,480	397,734	530,214

Total expenses	12,714,733	18,133,135	30,847,868

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	3,796,510	(1,936,959)	1,859,551
Income tax benefit	—	1,000,000	1,000,000

NET INCOME (LOSS)	$3,796,510	$(936,959)	$2,859,551

Segment assets	$1,553,311,169	$301,688,241	$1,854,999,410
Segment equity	$101,622,220	$5,431,425	$107,053,645

Three Months Ended September 30, 2004

	Three Months Ended September 30, 2004
	Mortgage Portfolio
	Management	Mortgage
	Segment	Lending Segment	Total
REVENUE:
Gain on sales of mortgage loans	$—	$4,482,262	$4,482,262
Interest income:
Loans held for sale	—	2,633,442	2,633,442
Investment securities and loans	7,656,699	—	7,656,699
Brokered loan fees	—	1,437,664	1,437,664
Gain on sale of securities and related hedges	125,837	—	125,837
Miscellaneous income	—	49,620	49,620

Total revenue	7,782,536	8,602,988	16,385,524
EXPENSES:
Salaries, commissions and benefits	294,706	4,208,865	4,503,571
Interest expense:
Loans held for sale	—	1,227,997	1,227,997
Investment securities and loans	4,237,195	—	4,237,195
Brokered loan expenses	—	1,016,930	1,016,930
Occupancy and equipment	9,040	879,631	888,671
Marketing and promotion	2,875	674,656	677,531
Data processing and communication	162,162	353,072	515,234
Office supplies and expenses	3,564	366,439	370,003
Professional fees	15,461	418,520	433,981
Travel and entertainment	589	88,008	88,597
Depreciation and amortization	1,845	101,108	102,953
Other	9,573	93,072	102,645

Total expenses	4,737,010	9,428,298	14,165,308

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	3,045,526	(825,310)	2,220,216
Income tax benefit	—	231,653	231,653

NET INCOME (LOSS)	$3,045,526	$(593,657)	$2,451,869

Segment assets	$1,213,919,152	$137,249,484	$1,351,168,636
Segment equity	$106,305,132	$14,515,828	$120,820,960
15. Stock Incentive Plan
     Pursuant to the 2004 Stock Incentive Plan (the “2004 Plan”), eligible employees, officers and directors were offered the opportunity to acquire shares of the Company’s common stock through the grant of options and the award of restricted stock under the 2004 Plan. In connection with the Plan, the Company also awarded shares of stock to employees conditioned upon satisfaction of certain performance criteria related to the November 2004 acquisition of Guaranty Residential Lending. The maximum number of options that may be issued is 706,000 shares and the maximum number of restricted stock awards that may be granted under the 2004 Plan is 794,250.
2005 Stock Incentive Plan
At the Annual Meeting of Stockholders held on May 31, 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 936,111 shares of the Company’s common stock may be issued thereunder. That number of shares represents 711,895 shares of common stock, or (4% of the 17,797,375 shares of common stock outstanding at March 10, 2005), plus 224,216 shares of common stock remaining from the 2004 Plan. The number of shares available for issuance under the 2005 Plan will be increased by (a) 6% of the number of additional shares of the Company’s common stock issued between March 10, 2005 and May 31, 2006 (other than shares issued under the 2004 Plan or 2005 Plan) and (b) the number of shares covered by 2004 Plan awards that are forfeited or terminated after March 10, 2005.

Options
     The 2004 Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of September 30, 2005, 591,500 options have been granted pursuant to the 2004 Plan with a vesting period of two years.
     The Company accounts for the fair value of its grants in accordance with SFAS No. 123. The compensation cost charged against income during the nine months ended September 30, 2005 was approximately $34,000.
Restricted Stock
     As of September 30, 2005, the Company has awarded 530,178 shares of restricted stock under the 2004 Plan, of which 335,198 shares have fully vested. As of September 30, 2005 the remaining shares of restricted stock awarded under the 2004 Plan are subject to vesting periods between 8 and 27 months. During the nine months ended September 30, 2005, the Company recognized non-cash compensation expense of $1.4 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.
Performance Based Stock Awards
     In November 2004, the Company acquired 15 full-service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. (“GRL”). Pursuant to that transaction, the Company has committed to award 206,256 shares of the Company’s stock to certain employees of those branches upon attainment of predetermined production levels. As of September 30, 2005, the awards range in vesting periods from 2 to 21 months with a share price set at the December 2, 2004 grant date market value of $9.83 per share. During the nine months ended September 30, 2005, the Company recognized non-cash compensation expense of $1.3 million relating to performance based stock awards. Unvested issued performance share awards have no voting rights and do not earn dividends.
16. Subordinated Debentures
On September 1, 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.
On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (7.24% at September 30, 2005). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.
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
     A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the nine months ended September 30, 2005 is as follows.

Tax provision
Tax at statutory rate (35%)	$(879,174)
Non-taxable REIT income	(3,993,861)
Transfer pricing of loans sold to nontaxable parent	605,282
State and local taxes	(1,173,809)
Change in tax status	(452,729)
Miscellaneous	14,291

Total provision (benefit)	$(5,880,000)

     The income tax provision (benefit) for the nine months ended September 30, 2005 is comprised of the following components:

	Deferred	Total
Regular tax provision (benefit)
Federal	$(4,706,191)	$(4,706,191)
State	(1,173,809)	(1,173,809)

Total tax expense (benefit)	$(5,880,000)	$(5,880,000)

     The deferred tax asset at September 30, 2005 includes a deferred tax asset of $7.5 million and a deferred tax liability of $0.3 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at September 30, 2005 are as follows:

Deferred tax assets:
Net operating loss carryover	$6,379,394
Restricted stock, performance shares and stock option expense	214,968
Rent expense	755,455
Management compensation	175,322

Total deferred tax asset	7,525,139
Deferred tax liabilities:
Mark to market adjustments	126,701
Depreciation	208,904

Total deferred tax liability	335,605

Net deferred tax asset	$7,189,534

     Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. The net operating loss carryforward expires at various intervals between 2012 and 2026.
18. Restated Quarterly Financial Information
     On March 16, 2005, the Company’s management determined that the accounting for the disposition of marketable securities and certain cash flow hedges owned by NYMC was incorrect and should be restated to reflect the gain of $0.9 million in earnings instead of as a change in other comprehensive income. As a result, the net income reported for the nine months ended September 30, 2004 as filed in the Company’s Quarterly Report on Form 10-Q, was understated by $0.9 million.
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

For financial presentation purposes, the restatement increases net income by $0.8 million for the marketable securities and $0.1 million for the cash flow hedges with a corresponding reduction in accumulated other comprehensive income for the periods indicated. For income statement presentation purposes, mortgage recording taxes of $0.3 million were reclassified from income tax benefit to other expenses and for the cash flow statement presentation purposes, the change in restricted cash of $2.8 million was reclassified from net cash used in operations to net cash used in investing activities. There was no impact on total assets, liabilities or equity on the Company’s balance sheet, or to net comprehensive income for the periods presented.
     A summary of the effects of the restatement is as follows (there was no impact on the three months ended September 30, 2004):

	For the nine months ended
	September 30, 2004
	As previously
	reported	As restated
Statement of Income
(Loss) Gain on sale of securities	$(49,845)	$732,812

Total Revenue	32,814,310	33,596,967
Interest expense	3,042,637	2,960,294
Other expenses	520,668	795,716
Income before income taxes	2,138,660	2,728,612

Income tax (expense) benefit	(53,395)	221,653
Net income	$2,085,265	$2,950,265

Basic income per share	$0.12	$0.17
Diluted income per share	$0.12	$0.17

	For the nine months ended
	September 30, 2004
	As previously
	reported	As restated
Statement of Cash Flows
Net income	$2,085,265	$2,950,265
(Loss) Gain on sale of investment securities	49,845	(732,812)
Deferred tax benefit	—	(221,653)
Accounts payable and accrued expenses	6,407,007	6,546,317
Net cash used in operating activities	(29,133,956)	(26,372,750)

Net cash used in investing activities	$(1,188,981,487)	$(1,191,742,692)

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
     Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:
•	our limited operating history with respect to our portfolio strategy;

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

•	impacts of a change in demand for mortgage loans on our net income and cash available for distribution;

•	our ability to originate prime and high-quality adjustable-rate and hybrid mortgage loans for our portfolio;

•	risks associated with the use of leverage;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•	the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described under the caption “Risk Factors” in our Annual Report on form 10-K filed March 31, 2005.
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
     The following information set forth below in this Item 2 gives effect to the restatement as discussed in Note 18 to the Consolidated Financial Statements.

General
     The following Management Discussion and Analysis gives effect to the restatement discussed in Note 18.
     New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”) is a fully-integrated, self-advised residential mortgage finance company that originates, acquires, retains and securitizes mortgage loans and mortgage-backed securities. Our wholly-owned taxable REIT subsidiary (“TRS”), The New York Mortgage Company, LLC (“NYMC”), is a residential mortgage banking company that originates of a wide range of mortgage loans, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. Prior to the simultaneous completion of our acquisition of NYMC and our initial public offering (“IPO”), NYMC sold all of the loans it originated to third parties, and also brokered loans to other mortgage lenders prior to funding. NYMC, which originates residential mortgage loans through a network of 27 full-service loan origination locations and 39 satellite loan origination locations, is presently licensed or authorized to do business in 42 states and the District of Columbia.
     On June 29, 2004, we closed our IPO, selling 15 million shares of our common stock at a price to the public of $9.00 per share and raising net proceeds of $122.0 million after deducting the underwriters’ discount and other offering expenses. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.
     Since the completion of our IPO and acquisition of NYMC, our primary business focus has been to build a leveraged portfolio of residential mortgage loans comprised largely of prime adjustable-rate mortgage loans that we originate and that meet our investment objectives and portfolio requirements, including adjustable-rate loans that have an initial fixed-rate period, which we refer to as hybrid mortgage loans. We used a substantial portion of the net proceeds from our IPO to purchase, on a leveraged basis, $1.2 billion of residential mortgage-backed securities. Over time, we expect that these securities will be replaced by adjustable-rate and hybrid mortgage loans that we originate, although we may continue to purchase securities from third parties. We believe that our ability to originate mortgage loans as the basis for our portfolio will enable us to build a portfolio that generates a higher return than the returns realized by mortgage investors that do not have their own origination capabilities, because the cost to originate and retain such mortgage loans for securitization is generally less than the premiums paid to purchase similar assets from third parties.
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
     From time to time, we aggregate a portfolio comprised mainly of high credit quality, adjustable-rate retained mortgage loans originated by us until the portfolio reaches a size sufficient for us to securitize such loans. Our first securitization occurred on February 25, 2005 and on July 28, 2005, we completed our second loan securitization. These securitization transactions, through which we financed the adjustable-rate and hybrid mortgage loans that we retained, were structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans are classified on our consolidated balance sheet as assets with the securitization debt recorded as a liability.
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
     On November 15, 2004, the Company acquired 15 full service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from Guaranty Residential Lending, Inc. (“GRL”). The Company acquired an existing pipeline of approximately $300.0 million in locked and unlocked mortgage applications in conjunction with the branch acquisition. The mortgage pipeline and other assets (primarily furniture, fixtures and computer hardware and software) had a purchase price of approximately $0.6 million and $0.8 million, respectively. In addition, the Company will pay a $0.3 million contingency premium to the seller provided that the former loan officers of the seller originate, close and fund $2.0 billion in mortgage loans during the twelve month period after the closing date of the transaction.

     Our business is affected by a variety of economic and industry factors. Management periodically reviews and assesses these factors and their potential impact on our business. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are:
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
Recent Developments
     On February 25, 2005, we completed our first loan securitization of $419.0 million of high-credit quality, first-lien, adjustable rate mortgages and hybrid adjustable rate mortgages (collectively “ARM” loans) through New York Mortgage Trust 2005-1 ( “Trust 1”). The securitization resulted in the creation of $417.0 million in mortgage-backed securities. This structured finance transaction will reduce borrowing costs and improve liquidity of the investment portfolio. This transaction has been accounted for as a secured borrowing.
     On March 15, 2005, we closed a private offering of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I, a wholly-owned subsidiary of NYMC, and are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate resetting quarterly equal to three-month LIBOR plus 3.75%. The securities mature on March 15, 2035 and may be called at par by us any time after March 15, 2010.
     On July 28, 2005, we completed our second loan securitization of $239.5 million of high-credit quality, first-lien ARM loans through New York Mortgage Trust 2005-2 ( “Trust 2”). The securitization resulted in the creation of $234.0 million in mortgage-backed securities. This structured finance transaction will reduce borrowing costs and improve liquidity of the investment portfolio. This transaction has been accounted for as a secured borrowing.
     On September 1, 2005, we closed a private offering of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II, a wholly-owned subsidiary of NYMC, and are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by us any time after October 30, 2010.
Overview of Performance
     For the nine months ended September 30, 2005, we reported net income of $3.4 million, as compared to net income of $3.0 million for the same period of 2004. Our revenues were driven largely from interest income on investments in mortgage loans and mortgage securities and gain on sale income from loan originations sold to third parties during the period. The change in net income is attributed to an increase in gain on sale revenues and net interest income from our investment portfolio. These gains are partially offset by the execution of our core business strategy to retain selected originated loans in our portfolio (thus forgoing the gain on sale premiums we would have otherwise received when such loans are sold to third parties), one-time severance charges of $3.0 million, and increased expenses incurred for and subsequent to the acquisition of multiple retail loan origination locations during 2004. As upfront expenses related to the acquisition and/or infrastructure enhancements of our loan origination capacity begin to result in higher production volume and lowered stabilized costs, the mortgage lending segment is expected to become a more meaningful contributor to our financial performance in the future. For the nine months ended September 30, 2005, total residential originations, including brokered loans, were $2.6 billion as compared to $1.2 billion for the same period of 2004. The increase in our loan origination levels for the nine months ended September 30, 2005 as compared to the same period of 2004 is the result of the addition of sales personnel and branch offices primarily in new and underserved markets. Total employees increased to 857 at September 30, 2005 from 503 at September 30, 2004. Included in the total number of employees, the number of loan officers dedicated to originating loans increased to 365 at September 30, 2005 from 200 at September 30, 2004. Full-service loan origination locations increased to 27 offices and 39 satellite loan origination locations at September 30, 2005 from an aggregate of 28 locations at September 30, 2004.
Summary of Operations and Key Performance Measurements
     For the nine months ended September 30, 2005, our net income was dependent upon our mortgage lending operations and originations (our “mortgage lending segment”), which include the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties. Subsequent to our IPO, our net income has also become dependent on self-originated and purchased investments in residential mortgage loans and securities (“portfolio management segment”). Our mortgage banking activities generate revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers. Our portfolio management activities generate revenues from the return on our mortgage securities and spread income from our mortgage loan portfolio. When we retain a portion of our loan originations for our investment portfolio, we do not realize the gain on sale premiums we would have otherwise recognized had these loans been sold to third parties and such loans retained on our balance sheet at cost. As a result, revenue in our mortgage banking segment are lower and the book value of these assets on our balance sheet may differ from their fair market value.
     A breakdown of our loan originations for the nine months ended September 30, 2005 follows:

		Aggregate		Weighted
		Principal	Percentage	Average
	Number	Balance	of Total	Interest	Average
Description	of Loans	($000’s)	Principal	Rate	Loan Size
Purchase mortgages	7,188	$1,552.4	59.4%	6.22%	$215,980
Refinancings	4,392	1,062.0	40.6%	5.88%	241,800

Total	11,580	$2,614.4	100.0%	6.08%	225,773

Adjustable rate or hybrid	4,972	$1,421.5	54.4%	5.89%	285,911
Fixed rate	6,608	1,192.9	45.6%	6.31%	180,524

Total	11,580	$2,614.4	100.0%	6.08%	225,773

Bankered	9,908	$2,179.9	83.4%	6.16%	220,019
Brokered	1,672	434.5	16.6%	5.72%	259,873

Total	11,580	$2,614.4	100.0%	6.08%	225,773

     The key performance measures for our origination activities are:
•	dollar volume of mortgage loans originated;

•	relative cost of the loans originated;

•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and

•	return on our mortgage asset investments and the related management of interest rate risk.
The key performance measures for our portfolio management activities are:
•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.
     Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.
Known Material Trends and Commentary
     The U.S. residential mortgage market has experienced considerable growth during the past ten years, with total outstanding U.S. mortgage debt growing from $3.2 trillion at the end of 1993 to $7.3 trillion as of December 31, 2003, according to The Bond Market Association and the Federal Reserve. According to the October 12, 2005 Mortgage Finance Forecast of the Mortgage Bankers Association (“MBA”), the MBA estimated that lenders originated $2.6 trillion in 2004. In the October 12, 2005 forecast, the MBA projects that mortgage loan volumes will increase to $2.9 trillion in 2005 due to a less than expected increase in mortgage rates and fall to $2.6 trillion in 2006, primarily due to an expected continued decline in the volume of loan refinancings.

			Forecasted
		2005	Percentage
Total U.S. 1-to-4-Family Mortgage Originations	2004	Forecast	Change
	(Dollars in billions)
Purchase mortgages	$1,439	$1,673	16.3%
Refinancings	1,150	1,214	5.6%

Total	$2,589	$2,887	11.5%

Source: October 12, 2005 Mortgage Finance Forecast of the MBA
     The following table summarizes the Company’s loan origination volume and characteristics for the three and nine months ended September 30, 2005 relative to our prior year historical origination production and expected industry trends for total U.S. 1-to-4-family mortgage originations as forecast in the October 12, 2005 Mortgage Finance Forecast of the MBA. For the three months ended September 30, 2005, our total loan originations, aided in part by our acquisition of GRL, increased 141.3% over the comparable period for 2004. This increase contrasts favorably with the increase forecasted in the October 12, 2005 Mortgage Finance Forecast of the MBA, which estimates an industry increase for the period of 36.0% for total originations:
Our Total Mortgage Originations

				Percentage Change
	Total Mortgage			From Prior Year
	Originations				MBA
				NYMC	Industry
	2004	2005		Actual	Forecast
		(Dollars in Millions)
1st Quarter	$283.5		$672.5	137.2%	6.2%
2nd Quarter	514.0		939.7	82.8%	(2.9)%
3rd Quarter	415.4		1,002.2	141.3%	36.0%
4th Quarter	632.6

Full Year	$1,845.5

     With regard to purchase mortgage originations, statistics from the MBA since 1990 indicate that the volume of purchase mortgages year-after-year steadily increases throughout various economic and interest rate cycles. While management is unable to predict borrowing habits, we believe that historical trends indicate that the purchase mortgage market is relatively stable. For the three months ended September 30, 2005, our purchase mortgage originations, aided in part by our acquisition of GRL, have increased by $295.2 million or 107.5% over the comparable period for the prior year. This increase presently exceeds the 17.7% increase forecasted by the October 12, 2005 Mortgage Finance Forecast of the MBA for total U.S. 1-to-4-family purchase mortgage originations for the period.
Our Total Purchase Mortgage Originations

	Total Purchase
	Mortgage
	Originations
			NYMC
	2004	2005	Actual
	(Dollars in Millions)
1st Quarter	$169.3	$380.9	125.0%
2ndQuarter	273.3	601.7	120.2%
3rd Quarter	274.6	569.8	107.5%
4th Quarter	366.6

Full Year	$1,083.8

     For the three months ended September 30, 2005, our originations of mortgage refinancings, aided in part by our acquisition of and GRL, have increased by $291.6 million or 207.1% versus the comparable period for the prior year. This 207.1% increase in our origination of mortgage refinancings compares favorably to the 73.4% increase for total U.S. 1-to-4-family refinance mortgage originations for the period estimated in the October 12, 2005 Mortgage Finance Forecast of the MBA.
Our Total Refinance Mortgage Originations

	Total Refinance
	Mortgage
	Originations
			NYMC
	2004	2005	Actual
	(Dollars in Millions)
1st Quarter	$114.2	$291.6	155.3%
2nd Quarter	240.7	338.0	40.4%
3rd Quarter	140.8	432.4	207.1%
4th Quarter	266.0

Full Year	$761.7

     For the nine months ended September 30, 2005, NYMC’s purchase loan originations represented 59.4% of NYMC’s total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 57.6% for one-to-four family mortgage loans as estimated in the October 12, 2005 Mortgage Finance Forecast of the MBA. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume that has resulted from rising interest rates. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe this strategy enables us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.

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
Description of Businesses
Mortgage Lending
     Our mortgage lending operations are important to our financial results as they produce the loans that ultimately will collateralize the mortgage securities that we will hold in our portfolio. We primarily originate prime, first-lien, residential mortgage loans and, to a lesser extent second lien mortgage loans, home equity lines of credit, and bridge loans. We originate a wide range of mortgage loan products including adjustable-rate mortgages (“ARM”) which may have an initial fixed rate period, and fixed-rate mortgages. Since the completion of our IPO, we have begun to retain and aggregate our self-originated, high-quality, shorter-term ARM loans in order to pool them into mortgage securities. The fixed rate loans we originate and any ARM loans not meeting our investment criteria continue to be sold to third parties. For the nine months ended September 30, 2005 and 2004, we originated $2.2 billion and $954.9 million in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $21.6 million and $14.9 million for the nine months ended September 30, 2005 and 2004, respectively.
     Subsequent to our IPO in June 2004, we began to retain high quality, adjustable-rate mortgage loans that we originate in our investment portfolio. For the nine months ended September 30, 2005, we originated and retained $456.0 million of such loans.
     We also broker loans to third party mortgage lenders for which we receive a broker fee. For the nine months ended September 30, 2005 and 2004, we originated $434.5 million and $258.0 million in brokered loans, respectively. We recognized net brokering income totaling $1.5 million and $1.3 million during the nine months ended September 30, 2005 and 2004, respectively.
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
     As of September 30, 2005, our mortgage securities portfolio consisted of 100% AAA— rated or FannieMae, Freddie Mac or Ginnie Mae-guaranteed (“FNMA/FHLMC/GNMA”) mortgage securities. This allows the company to obtain excellent financing rates as well as enhanced liquidity. The loans held for securitization and loans held for investment consisted of high-credit quality prime adjustable rate mortgages with initial reset periods of no greater than 5 years. The loan portfolio has had no credit losses to date. Our portfolio strategy for ARM loan originations is to acquire only high-credit quality ARM loans for our securitization process thereby limiting any future potential losses.
Investment Securities-Available For Sale Characteristics
     The following tables present various characteristics of our investment securities and mortgage loan portfolio as of September 30, 2005.
Characteristics of Our Investment Securities:

	Carrying	Sponsor or	% of
	Value	Rating	Portfolio
Credit
Agency REMIC CMO Floating Rate	$23,789,008	FNMA/FHLMC/GNMA	3%
FHLMC Agency ARMs	101,319,592	FHLMC	13%
FNMA Agency ARMs	328,981,170	FNMA	41%
Private Label ARMs	342,989,523	AAA	43%

Total	$797,079,293		100%

			Weighted
	Carrying	% of	Average
	Value	Portfolio	Coupon
Interest Rate Repricing
< 6 Months	$23,789,008	3%	4.99%
< 36 Months	494,395,915	62%	4.30%
< 60 Months	278,894,370	35%	4.74%

Total	$797,079,293	100%	4.47%

Characteristics of Our Mortgage Loans Held for Investment and Securitization:

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Loans Held for Securitization	1,207	$584,145,552	$589,354,405
Loans Held for Investment	308	139,656,332	140,411,907

Total Loans Held	1,515	$723,801,884	$729,766,312

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$479,336	$3,500,000	$25,000
Coupon Rate	5.12%	7.75%	3.00%
Gross Margin	2.41%	6.50%	1.13%
Lifetime Cap	10.98%	13.43%	9.00%
Original Term (Months)	360	360	359
Remaining Term (Months)	349	360	322

Percentage
Arm Loan Type
Traditional ARMs	5.2%
2/1 Hybrid ARMs	4.8%
3/1 Hybrid ARMs	37.8%
5/1 Hybrid ARMs	52.2%

Total	100.0%

Percent of ARM loans that are Interest Only	73.5%

Percentage
Traditional ARMs — Periodic Caps
None	66.7%
1%	25.2%
Over 1%	8.1%

Total	100.0%

Percentage
Hybrid ARMs — Initial Cap
3.00% or less	35.0%
3.01%-4.00%	10.5%
4.01%-5.00%	52.7%
5.01%-6.00%	1.8%

Total	100.0%

Percentage
FICO Scores
650 or less	4.5%
651 to 700	18.3%
701 to 750	35.2%
751 to 800	38.7%
801 and over	3.3%

Total	100.0%

Average FICO Score	734

Percentage
Loan to Value (LTV)
50% or less	9.2%
50.01%-60.00%	10.0%
60.01%-70.00%	28.8%
70.01%-80.00%	49.4%
80.01% and over	2.6%

Total	100.0%

Average LTV	69.2%

Percentage
Property Type
Single Family	53.5%
Condominium	23.6%
Cooperative	9.9%
Planned Unit Development	9.1%
Two to Four Family	3.9%

Total	100.0%

Percentage
Occupancy Status
Primary	85.1%
Secondary	9.8%
Investor	5.1%

Total	100.0%

Percentage
Documentation Type
Full Documentation	61.0%
Stated Income	23.1%
Stated Income/ Stated Assets	13.3%
No Documentation	1.7%
No Ratio	0.8%
Stated Assets	0.1%

Total	100.0%

Percentage
Loan Purpose
Purchase	62.3%
Cash out refinance	23.7%
Rate & term refinance	14.0%

Total	100.0%

Percentage
Geographic Distribution: 5% or more in any one state
NY	25.5%
CA	16.9%
MA	10.2%
Other (less than 5% individually)	47.4%

Total	100.0%

Delinquency Status
As of September 30, 2005, we had 1,515 loans categorized as either Mortgage Loans Held in the Securitization Trusts or Mortgage Loans Held for Investment. The table below shows delinquencies in this $723.8 million loan portfolio as of September 30, 2005:

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	—	—	0.00%
61-90	2	$1,145,667	0.16%
90+	—	—	0.00%
As of the date of this filing, none of these loans were in non-accrual status. Losses on these loans are not probable nor reasonably estimable.
     The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the nine months ended September 30, 2005:

		Average	Effective
	Amount	Balance	Rate
		(Dollars in Millions)
Net Interest Income Components
Interest Income
Investment securities and loans	$38,173,875	—	—
Mortgage loans held in the securitization trusts	12,617,612	—	—
Amortization of premium	(4,880,408)	—	—

Total interest income	$45,911,079	$1,510.7	4.05%
Interest Expense
Repurchase agreements	$29,885,151	$1,282.5	3.07%
Warehouse borrowings	3,911,252	138.6	3.72%
Interest rate swaps and caps	204,682	—	0.02%

Total interest expense	$34,001,085	$1,421.1	3.16%

Net Interest Income	$11,909,994		0.89%

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
     In November 2005, the Financial Accounting Standards Board (“FASB”), issued Staff Position 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other-than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment.
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
     Mortgage Loans Held in the Securitization Trusts — Mortgage loans collateralizing debt obligations are loans the Company has securitized into sequentially rated classes, currently the Company has retained a 100% interest in the securitized loans. Mortgage loans held in the securitization trusts are recorded at amortized cost.
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
     Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. As previously described herein, we plan to regularly securitize our mortgage loans and retain beneficial interests created. In addition, we may purchase such beneficial interests from third parties. For certain of our purchased and retained beneficial interests in securitized financial assets we will follow the guidance in Financial Accounting Standards Board Emerging Issues Task Force Issue

No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows generated from the securitized asset’s underlying collateral from the cash flows previously estimated occur due to actual prepayment and credit loss experience, we will calculate revised yields based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised cash flows. The revised yields are then applied prospectively to recognize interest income. As of September 30, 2005 we do not have any securities subject to EITF 99-20.
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
Three and Nine Months Ended September 30, 2005 Financial Highlights
•	The net income for the Company’s Mortgage Portfolio Management segment totaled $3.8 million for the three months ended September 30, 2005;

•	Consolidated net income totaled $2.9 million for the three months ended September 30, 2005;

•	Completion of our first and second loan securitizations of $419.0 million and $239.5 million in residential mortgage loans, respectively;

•	Issuance of $45.0 million of trust preferred securities;

•	Total assets increased to $1.9 billion as of September 30, 2005 from $1.6 billion as of December 31, 2004; and

•	Aided in part by the GRL acquisition, 130.4% growth in loan originations of $2.2 billion for the nine months ended September 30, 2005 as compared to $954.9 million for the nine months ended September 30, 2004 and relative to an overall industry increase of 12.1% for the nine months ended September 30, 2005 as projected by the MBA.

•	During the second quarter the Company undertook cost-cutting initiatives which reduced its overall recurring annual compensation expenses by an estimated $3.7 million;
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
     Our results of operations for our mortgage lending segment during a given period typically reflect the total volume of loans originated and closed by us during that period. The volume of closed loan originations generated by us in any period is impacted by a variety of factors. These factors include:
•	The demand for new mortgage loans. Reduced demand for mortgage loans causes closed loan origination volume to decline. Demand for new mortgage loans is directly impacted by current interest rate trends and other economic conditions. Rising interest rates tend to reduce demand for new mortgage loans, particularly demand for loan refinancings, and falling interest rates tend to increase demand for new mortgage loans, particularly loan refinancings.

•	Loan refinancing and home purchase trends. As discussed above, the volume of loan refinancings tends to increase following declines in interest rates and to decrease when interest rates rise. The volume of home purchases is also affected by interest rates, although to a lesser extent than refinancing volume. Home purchase trends are also affected by other economic changes such as inflation, improvements in the stock market, unemployment rates and other similar factors.

•	Seasonality. Historically, according to the MBA, loan originations during late November, December, January and February of each year are typically lower than during other months in the year due, in part, to inclement weather, fewer business days (due to holidays and the short month of February), and the fact that home buyers tend to purchase homes during the warmer months of the year. As a result, loan volumes tend to be lower in the first and fourth quarters of a year than in the second and third quarters.

•	Occasional spikes in volume resulting from isolated events. Mortgage lenders may experience spikes in loan origination volume from time to time due to non-recurring events or transactions, such as a large mass closing of a condominium project for which a bulk end-loan commitment was negotiated.
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
     In its October 12, 2005 Mortgage Finance Forecast, the MBA forecast that closed loan originations in the industry declined to $2.60 trillion in 2004 and will increase to $2.89 trillion in 2005. Our origination volumes to date have continued to trend upward, due in part to the GRL acquisition, although not forecasted, a decline in the overall volume of closed loan originations may have a negative effect on our loan origination volume and net income. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume.
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
     The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. The following table summarizes our loan production for the first, second and third quarters of 2005 and for each quarter of fiscal years 2004 and 2003.

		Aggregate	Average
	Number	Principal	Principal	Weighted Average
Loan Production Summary (1)	of Loans	Balance	Balance	LTV(2)	FICO
		(Dollars in
		millions)
2005:
Third Quarter
ARM	1,727	$513.3	$297,213	74	705
Fixed-rate	1,946	392.2	201,537	73	717

Subtotal — non-FHA	3,673	$905.5	246,522	74	710
FHA	704	96.7	137,410	93	633

Total	4,377	$1,002.2	228,973	75	703

Purchase mortgages	2,568	$558.1	217,314	78	719
Refinancings	1,105	347.4	314,402	66	696

Subtotal — non-FHA	3,673	$905.5	246,522	74	710
FHA	704	96.7	137,410	93	633

Total	4,377	$1,002.2	228,973	75	703

		Aggregate	Average
	Number	Principal	Principal	Weighted Average
Loan Production Summary (1)	of Loans	Balance	Balance	LTV(2)	FICO
		(Dollars in
		millions)
Second Quarter
ARM	1,839	$537.9	292,482	73	709
Fixed-rate	1,777	337.1	189,732	73	718

Subtotal — non-FHA	3,616	$875.0	241,988	73	712
FHA	479	64.7	135,016	93	623

Total	4,095	$939.7	229,475	74	706

Purchase mortgages	2,652	$587.8	221,657	76	720
Refinancings	964	287.2	297,918	65	695

Subtotal — non-FHA	3,616	$875.0	241,988	73	712
FHA	479	64.7	135,016	93	623

Total	4,095	$939.7	229,475	74	706

First Quarter
ARM	1,313	$355.3	270,603	73	708
Fixed-rate	1,274	247.8	194,541	71	719

Subtotal — non-FHA	2,587	$603.1	233,145	72	712
FHA	521	69.4	133,191	92	637

Total	3,108	$672.5	216,390	74	705

Purchase mortgages	1,717	$365.8	213,081	76	723
Refinancings	870	237.3	272,743	66	696

Subtotal — non-FHA	2,587	$603.1	233,145	72	712
FHA	521	69.4	133,191	92	637

Total	3,108	$672.5	216,390	74	705

2004:
Fourth Quarter
ARM	1,094	$330.1	$301,765	71	714
Fixed-rate	956	206.8	216,266	72	714

Subtotal — non-FHA	2,050	$536.9	261,893	72	714
FHA	749	95.7	127,868	92	623

Total	2,799	$632.6	226,029	75	700

Purchase mortgages	1,426	$353.3	247,722	75	724
Refinancings	624	183.6	294,278	64	694

Subtotal — non-FHA	2,050	$536.9	261,893	72	714
FHA	749	95.7	127,868	92	623

Total	2,799	$632.6	226,029	75	700

Third Quarter
ARM	692	$208.9	301,875	71	718
Fixed-rate	639	145.7	228,034	71	714

Subtotal — non-FHA	1,331	$354.6	266,425	71	716
FHA	481	60.8	126,445	92	610

Total	1,812	$415.4	229,267	74	701

Purchase mortgages	1,019	$265.9	260,933	73	725
Refinancings	312	88.7	284,360	63	691

Subtotal — non-FHA	1,331	$354.6	266,425	71	716
FHA	481	60.8	126,445	92	610

Total	1,812	$415.4	229,267	74	701

Second Quarter
ARM	781	$253.4	324,450	70	722
Fixed-rate	797	167.2	209,781	71	720

Subtotal — non-FHA	1,578	$420.6	266,534	70	721
FHA	793	93.4	117,751	92	655

Total	2,371	$514.0	216,772	74	709

Purchase mortgages	1,021	$262.7	257,283	75	728
Refinancings	557	157.9	283,492	62	711

Subtotal — non-FHA	1,578	$420.6	117,751	70	721
FHA	793	93.4	117,751	92	655

Total	2,371	$514.0	216,772	74	709

First Quarter
ARM	458	$145.5	317,667	70	703
Fixed-rate	613	138.0	225,057	71	704

Total	1,071	$283.5	264,661	71	703

		Aggregate	Average
	Number	Principal	Principal	Weighted Average
Loan Production Summary (1)	of Loans	Balance	Balance	LTV(2)	FICO
		(Dollars in
		millions)
Purchase mortgages	650	$169.3	260,469	75	711
Refinancings	421	114.2	271,132	64	692

Total	1,071	$283.5	$264,661	71	703

2003:
Fourth Quarter
ARM	502	$181.1	$360,691	69	708
Fixed-rate	705	158.7	225,127	70	707

Total	1,207	$339.8	281,509	70	707

Purchase mortgages	749	$203.2	271,209	75	712
Refinancings	458	136.6	298,353	61	699

Total	1,207	$339.8	281,509	70	707

Third Quarter
ARM	585	$224.1	383,018	68	714
Fixed-rate	1,062	262.2	246,880	67	707

Total	1,647	$486.3	295,235	67	711

Purchase mortgages	772	$218.2	282,537	75	717
Refinancings	875	268.1	306,439	60	706

Total	1,647	$486.3	295,235	67	711

Second Quarter
ARM	452	$158.1	349,624	66	691
Fixed-rate	1,051	254.8	242,478	67	713

Total	1,503	$412.9	274,700	67	705

Purchase mortgages	647	$173.7	268,487	74	691
Refinancings	856	239.2	279,397	61	715

Total	1,503	$412.9	274,700	67	705

First Quarter
ARM	399	$144.1	361,230	70	719
Fixed-rate	948	217.3	229,203	71	707

Total	1,347	$361.4	268,311	70	712

Purchase mortgages	845	$208.5	246,756	78	722
Refinancings	502	152.9	304,590	60	699

Total	1,347	$361.4	$268,311	70	712

(1)	Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties.

(2)	Loan-to-value, or LTV, calculations are on first-lien mortgage loans only.
     Cash and Cash Equivalents
     We had unrestricted cash and cash equivalents of $11.3 million at September 30, 2005 versus $7.6 million at December 31, 2004.
     Investment Securities Available for Sale
     The following table summarizes our residential mortgage-backed securities owned at September 30, 2005, classified by type of issuer and by ratings categories:

				Portfolio
Category	Par Value	Coupon	Carrying Value	Mix	Yield
Agency Remic CMO floating rate security	$23,767,856	4.99%	$23,789,008	3%	5.10%
FHLMC Arms	101,615,120	4.27%	101,319,592	13%	4.60%
FNMA Arms	329,707,969	4.20%	328,981,170	41%	4.69%
AAA— rated	343,765,084	4.76%	342,989,523	43%	4.97%

Total	$798,856,029	4.47%	$797,079,293	100%	4.81%

Mortgage Loans Held for Sale
     Loans we have originated, but have not yet sold or securitized, are classified as “held-for-sale.” We had mortgage loans held for sale of $116.5 million at September 30, 2005. Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors and are carried at the lower of cost or market value. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans — held-for-sale and short-term borrowings are dependent on loans we have originated during the period as well as loans we have sold outright.
Mortgage Loans Held for Investment
     Loans we originate and that meet our investment criteria are transferred into our investment portfolio and are classified as “held for investment” until securitized. We had mortgage loans held for investment of $140.4 million at September 30, 2005. Mortgage loans held for investment represent mortgage loans originated and aggregated in portfolio and which are intended to be securitized. As such, the fluctuations in mortgage loans – held for investment are dependent on the amount of such loans that are securitized during the quarter that become classified as “loans held in the securitization trusts.”
     The following table details Mortgage Loans Held for Investment:

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held for Investment	$139,656,332	5.68%	$140,411,907	5.26%
Mortgage Loans Held in the Securitization Trusts
     When we securitize loans we have originated or purchased that meet our investment criteria and the securitization is structured as a secured borrowing for accounting purposes, such loans used as underlying collateral for the securitization are classified as “loans held in the securitization trusts.”
     We had loans held in the securitization trusts of $589.4 million at September 30, 2005. We retained all of the resultant securities and have financed these securities with repurchase agreements.
     The following table details Mortgage Loans Held in the Securitization Trusts:

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held in the Securitization Trusts	$584,145,552	4.91%	$589,354,405	5.34%
     Due from Loan Purchasers and Escrow Deposits — Pending Loan Closing
     We had amounts due from loan purchasers totaling $143.6 million and escrow deposits pending loan closing of $11.9 million as of September 30, 2005. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.
Prepaid and Other Assets
     Prepaid and other assets totaled $12.5 million as of September 30, 2005. Other assets consist primarily of a deferred tax benefit of $7.5 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.
Financing Arrangements, Mortgage Loans Held for Sale/for Investment
     We had debt outstanding on our financing facilities of $398.9 million as of September 30, 2005, the proceeds of which finance our mortgage loans held for sale. The current weighted average borrowing rate on these financing facilities is 4.34%. We use warehouse lines of credit to finance our held-for-sale loans. As such, the fluctuations in mortgage loans — held-for-sale and short-term borrowings are dependent on loans we have originated during the period as well as loans we have sold outright.

Financing Arrangements, Portfolio Investments
     We have arrangements to enter into repurchase agreements, a form of collateralized borrowings, with 23 different financial institutions having a total line capacity of $5.6 billion. As of September 30, 2005, there were $1.3 billion of repurchase borrowings outstanding. Our repurchase agreements typically have terms of less than one year. The current weighted average borrowing rate on these financing facilities is 3.8%.
Stockholders’ Equity
     Stockholders’ equity at September 30, 2005 was $107.1 million and included $4.5 million of unrealized loss on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.
     Comparison of the Nine and Three Months Ended September 30, 2005 to the Nine and Three Months Ended September 30, 2004.
     Net Income
     For the nine and three months ended September 30, 2005, we had net income of $3.4 million and $2.9 million, respectively, an increase of 13% and 16% compared with net income of $3.0 million and $2.5 million for the respective periods of 2004.
     Our primary sources of revenue are gain on sale of mortgage loans, fees from borrowers, fees earned on brokered loans, interest earned on portfolio investments and interest earned on mortgage loans held for sale during the interim period of funding a loan to a borrower and the ultimate sale of the loan to a third party. For the nine and three month periods ended September 30, 2005, total revenues increased 161% and 99% to $87.7 million and $32.7 million from $33.6 million and $16.4 million for the same periods in 2004 respectively, due in part to the GRL acquisition.
     Interest income from our portfolio investment activities contributed $34.0 million and $9.2 million to total revenues for the nine and three month periods ended September 30, 2005, respectively, compared to $7.7 million for each of the nine and three month periods ended September 30, 2004. Our portfolio investment strategy was initiated in the third quarter of 2004.
     Loan originations for the nine month period ended September 30, 2005 increased 130.4% to $2.2 billion from $954.9 million for the same period of 2004. Total loan originations for the three months ended September 30, 2005 increased 141% to $1.0 billion from $415.4 million for the same period in 2004. The increase in loan origination volume and related revenues is due, in part, to new branches we assumed from GRL in mid-November 2004.
     For the nine and three month periods ended September 30, 2005, total operating expenses increased 192% to $90.2 million and 117% to $30.8 million from $30.9 million and $14.2 million for the same periods in 2004, respectively. Interest expenses were higher for the nine and three month periods of 2005 ended September 30, 2005, relative to the same periods of 2004 as a result of the commencement of our portfolio investment strategy and the financing, through repurchase arrangements, and the hedging of $1.5 billion in mortgage-backed securities and mortgage loans held in our portfolio. Overall general and administrative expenses were higher for the nine and three month periods ended September 30, 2005, relative to the same periods of 2004, primarily from one-time severance charges of $3.0 million, increased occupancy and personnel costs associated with new branch offices and satellite locations and increased personnel costs associated with an expansion of NYMC’s information technology, accounting, operations and marketing departments in connection with these new branches and locations. In addition, during the nine months ended September 30, 2005, a charge of $2.0 million in compensation expense was recorded primarily for the prior issuance of performance shares and accrued bonuses issued in connection with our hiring and retainment of former GRL branch employees. As a result of our acquisition of the-GRL branches in mid-November 2004, we incurred upfront expenses, with little offsetting revenues, through the mid-point of the first quarter due to lag time in closing the new originations associated with the assumption of these branches.
     Aided in part by our acquisition of the Northeast and Mid-Atlantic mortgage banking operations of GRL, our closed loan originations for the nine months ended September 30, 2005 totaled 11,580 loans, a 120% increase over the 5,254 loans that NYMC closed during the comparable period of 2004. The average size of a loan originated during the first nine months of 2005 was $226,000, a 2% decline from the average of $230,000 during the same period of 2004. Our closed loan originations for the three months ended September 30, 2005 totaled 4,377 loans, a 142% increase over the 1,812 loans that NYMC closed during the comparable period of 2004. The average size of a loan originated during the three month period ended September 30, 2005 was $229,000, which is comparable to the same period of 2004. The increase in the number of loan originations during the nine and three month periods ended September 30, 2005 over the same periods in 2004, was due to increased loan origination personnel and branch offices, including those personnel and branch offices acquired in the GRL transaction.
Revenues
     Gain on Sales of Mortgage Loans. During the nine and three months ended September 30, 2005, we had gains on sales of mortgage loans of $21.6 million and $9.0 million, respectively, compared to $14.9 million and $4.5 million for the same periods of 2004. The 45% and 100% increase for each of the nine and three month periods is attributed in part to higher loan originations in 2005 and offset by a decreasing premium spread on loans sold mainly during the first six months of 2005. During the three month period ended September 30, 2005, market conditions narrowed the average spread earned on the sale of loans to third-parties marginally by approximately 1 basis point.
     Gain on sale revenues for the nine and three months ended September 30, 2005 were also impacted by the execution of our core business strategy: retaining selected adjustable rate mortgages for our investment portfolio. The execution of this strategy, which began in the third quarter of 2004 after our IPO, requires that we forgo the gain on sale premiums (revenues) we would otherwise receive when we sell these loans to third-parties. Instead, the cost basis of these loans, which is far lower than the loan and its associated third-party premium, is retained in our investment portfolio with the inherent value of the loan realized over time. For the nine and three month periods ended September 30, 2005, we originated and retained $456.0 million and $152.7 million respectively, of loans in our investment portfolio and estimate that the forgone gain on sale premium, net of the cost basis of these loans when retained in our investment portfolio, was $5.7 million and $1.5 million, respectively.
     The number of mortgage loans shipped, excluding those loans retained in our investment portfolio, during the nine months ended September 30, 2005 increased 89% to 8,703 loans from 4,597 mortgage loans shipped during the comparable period in 2004. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans shipped, including loans retained in our investment portfolio increased 130% to $2.2 billion for the nine months ended September 30, 2005 from $954.9 million for the comparable period in 2004. The number of mortgage loans shipped, excluding those loans retained in our investment portfolio, during the three months ended September 30, 2005 increased 106% to 3,291 loans from 1,600 mortgage loans sold during the comparable period in 2004. Mortgage loan volume, as measured by aggregate principal balance of mortgage loans shipped and excluding those loans retained for investment, increased 97% to $660.2 million from $334.9 million for the same periods in 2004. The increase in the number of mortgage loans shipped during the three and nine month periods ended September 30, 2005 is due to increased loan origination personnel and branch offices as compared to the same period of 2004.
     Interest Income – Mortgage Loans Held for Sale. During the nine and three months ended September 30, 2005, we had interest income on loans that were held for sale of $10.6 million and $4.5 million, an increase of 83% and 73%, respectively, compared with interest income of $5.8 million and $2.6 million for the same periods of 2004. This increase was due to higher average daily balances on loans held for sale during the period offset by and an increasing average yield due to higher prevailing interest rates in 2005 relative to 2004. For the nine months ended September 30, 2005, the average interest rate for mortgage loans sold increased 75 basis points to 6.57% from 5.82% for the comparable period in 2004. For the three months ended September 30, 2005, the average interest rate for mortgage loans sold increased 59 basis points to 6.65% from 6.06% for the comparable period of 2004. This increase was consistent with the increases in interest rates initiated by the Federal Reserve, but was not reflective of the total interest rate increases initiated by the Federal Reserve as we have seen the interest rate curve flatten during the intervening period.
     Interest Income – Investment Securities and Mortgage Loans Held for Investment. The following table highlights the components of net interest spread and the annualized yield on net interest-earning assets as of each applicable quarter end:
Components of Net Interest Spread and Yield on Net Interest-Earning Assets
(Dollars in millions)

		Historical	Yield on
		Weighted	Interest
As of the Quarter	Average Interest	Average	Earning	Cost of	Net Interest
Ended	Earning Assets	Coupon	Assets	Funds	Spread
Sept. 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
Jun. 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
Mar. 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
Dec. 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
Sept. 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

     The yield on net earning assets is computed by dividing net interest income by the average daily balance of interest earning assets during the quarter. The yield reflects amortization costs of the mortgages as well as short-term investments during the portfolio accumulation period. The cost of funds includes the costs of hedging interest rate risk through interest rate swaps and caps.
     Brokered Loan Fees. During the nine and three months ended September 30, 2005, we had revenues from brokered loans of $7.2 million and $2.6 million, respectively, compared to $4.4 million and $1.4 million for the same periods in 2004 due to increased volume of loans brokered. The number of brokered loans increased 154% to 1,672 loans for the nine months ended September 30, 2005 from 657 loans for the comparable period in 2004. The aggregate principal balance of such brokered loans increased by 68% to $434.5 million for the nine months ended September 30, 2005 from $258.0 million for the comparable period in 2004. For the three months ended September 30, 2005, the number of brokered loans was 580 as compared to 212 for the comparable period in 2004. The aggregate principal balance of brokered loans increased by 97% to $158.8 million from $80.5 million for the comparable period in 2004.
     Gain on sale of securities and related hedges. During the nine and three month period ended September 30, 2005, the gain on the sale of securities and related hedges was $2.2 million and $1.3 million as compared to $0.7 million and $0.1 million for the nine and three month periods of 2004, an increase of 214% and 1,200%.
Expenses
     Salaries, Commissions and Benefits. During the nine and three months ended September 30, 2005, salaries, commissions and associated payroll costs increased to $23.9 million and $7.3 million, respectively, from $11.4 million and $4.5 million for the same periods of 2004, an increase of 110% and 62% for the respective periods. The increase was primarily due to an increase in personnel to 857 employees at the end of September 30, 2005 from 503 employees at the end of September 30, 2004. These recently hired employees include loan officers, support staff (information technology, marketing, processing, underwriting and closing employees) and additional corporate management hired in connection with the Company’s transition to a public REIT. In addition, for the nine months ended September 30, 2005, we recognized $0.9 million in non-cash compensation expense related to restricted stock granted to our executive officers in conjunction with our IPO. During the nine months ended September 30, 2005 we incurred a one time charge related to severance benefits of approximately $3.0 million.
     Brokered Loan Expenses. During the nine and three months ended September 30, 2005, we had costs of brokered loans of $5.7 million and $1.5 million, respectively, as compared to $3.1 million and $1.0 million for the same periods of 2004, an increase of 84% and 50% for the respective periods. These costs correlate to the periods’ increased brokered loan origination volume and revenues earned from brokered loans.
     Interest Expense – Mortgage loans Held for Sale/for Investment. During the nine and three months ended September 30, 2005, we had interest expense on the warehouse financing lines for our mortgage loans held for sale of $11.2 million and $4.8 million, respectively, compared with interest expense of $3.0 million and $1.2 million for the same periods of 2004, an increase of 273% and 300% for the respective periods. The average daily outstanding balance of financing facilities for the nine months ended September 30, 2005 was $364.1 million at an average interest rate of 3.91% as compared to an average daily outstanding balance of $121.0 million at an average rate of 2.43% for the comparable period in 2004. Our financing facilities are indexed at LIBOR. The higher average rate is reflective of the current rising interest rate environment. While the rates have increased, the spread to LIBOR on these lines has been significantly decreased from the comparable period in 2004 through re-negotiation and the addition of new lines.
     Interest Expense – Portfolio Investments. During the nine and three months ended, September 30, 2005 we had interest expense on our repurchase facilities that finance our residential mortgage backed securities portfolio of $30.1 million and $10.7 million respectively, compared to $4.2 million for each of the nine and three months ended September 30, 2004. We executed our business strategy of procuring an initial-portfolio of such securities commencing with the third quarter of 2004. As a result, the increase is due to a larger average balance of interest earning assets and their related financings, from $776.5 million as of the quarter ended September 30, 2004 to $1.5 billion for the quarter ended September 30, 2005. In addition, the average cost of funds increased to 3.38% for the quarter ended September 30, 2005 as compared to 2.45% for the comparable prior year period.

     Occupancy and Equipment Expense. During the nine and three months ended September 30, 2005, we had occupancy and equipment expense of $5.0 million and $1.3 million, respectively, compared to $2.4 million and $0.9 million for the same periods of 2004, an increase of 108% and 44% for the respective periods. The increase reflects the expansion of new origination offices toward the latter part of June 2004, therefore the related expense increases are reflected in the nine month period ended September 30, 2005.
     Marketing and Promotion Expense. During the nine and three months ended September 30, 2005, we had marketing and promotion expense of $3.9 million and $1.3 million, respectively, compared to $2.0 million and $0.7 million for the same periods of 2004, an increase of 95% and 86% for the respective periods. This increase was primarily due to increased marketing and promotion expenses incurred to promote newly-opened loan origination offices and related newly-hired loan origination personnel and the continued increased scale of operations is a result of increased sales personnel and offices.
     Data Processing and Communications Expense. During the nine and three months ended September 30, 2005, we had data processing and communications expense of $1.8 million and $0.6,million respectively, compared to $1.1 million and $0.5 million for the same periods of 2004, an increase of 64% and 20% for the respective periods. This increase was primarily due to increased personnel and expenses related to the opening of new loan origination offices. During the second and third quarter of 2004, we incurred additional costs related to analytical and market research software and systems in order to accommodate our mortgage securities business and to upgrade our current loan accounting software.
     Office Supplies and Expense. During the nine and three months ended September 30, 2005, we had data office supplies and expense of $1.9 million and $0.7 million, respectively, compared to $1.0 million and $0.4 million for the same periods of 2004, an increase of 90% and 75% for the respective periods. This increase was primarily a result of the increase in personnel and new origination offices, as well as the supplies needed to accommodate incremental employees between the two comparable periods.
     Professional Fees Expense. During the nine and three months ended September 30, 2005, we had professional fees expense of $2.8 million and $1.0 million, respectively, compared to $1.1 million and $0.4 for the same periods of 2004, an increase of 155% and 150% for the respective periods. This increase was primarily due to increases in dues, licenses and permits in states where NYMC has a new presence and the increased costs of compliance with various regulatory and public company requirements.
     Travel and Entertainment Expense. During the nine and three months ended September 30, 2005, we had travel and entertainment expense of $0.7 million and $0.3 million, respectively, compared to $0.4 million and $0.1 million for the same periods of 2004, an increase of 75% and 200% for the respective periods. This increase was primarily due to opening of new origination offices and increased personnel.
     Depreciation and Amortization Expense. During the nine and three months ended September 30, 2005, we had depreciation and amortization expense of $1.1 million and $0.3 million, respectively, compared to $0.3 million and $0.1 million for the same periods of 2004, an increase of 267% and 200% for the respective periods. This increase was primarily due to the opening of new origination offices and increased investments in computer networks and systems.
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
Liquidity and Capital Resources
     On September 14, 2005, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3 (File No. 333-127400) relating to the future offering of up to an aggregate of $250.0 million of common stock, preferred stock and senior and subordinated debt securities of our Company. We believe that the shelf registration statement will provide efficient and timely access to the capital markets when appropriate. As of September 30, 2005, $250.0 million remained available for issuance under this registration statement.
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
     We believe our existing cash balances and funds available under our credit facilities and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed these on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash in most circumstances. We do, however, expect to expand our mortgage origination operations and may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that expansion. At September 30, 2005, we have no commitments for any additional financings, and we cannot ensure that we will be able to obtain any additional financing at the times required and on terms and conditions acceptable to us.
     To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity, at September 30, 2005 was 16 to 1. We, and the providers of our finance facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at September 30, 2005 as a form of equity which would result in an adjusted leverage ratio of 11 to 1.
     We have arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions and as of September 30, 2005 had borrowed money from eight of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2005 the Company had $1.3 billion in outstanding repurchase agreements.
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
     The Company enters into interest rate swap agreements to extend the maturity of the repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At September 30, 2005 the Company had $670.0 million in interest rate swaps outstanding with six different financial institutions. The weighted average maturity of the swaps was 409 days at September 30, 2005. The impact of the interest swaps extends the maturity of the repurchase agreements to one year.
     To originate a mortgage loan, we may draw against a $200.0 million repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, and a $150.0 million warehouse facility led by HSBC Bank USA, or HSBC. These facilities are secured by the mortgage loans owned by us. Advances drawn under these facilities bear interest at rates that vary depending on the type of mortgage loans securing the advances. These facilities are subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of our liabilities to our tangible net worth. As of September 30, 2005, the aggregate outstanding balance under these facilities was $194.0 million and the aggregate maximum amount available for additional borrowings was $156.0 million. These agreements are not committed facilities and may be terminated at any time at the discretion of the counterparties.
     The HSBC credit facility was terminated by mutual agreement effective September 30, 2005; therefore, effective October 1, 2005, no new loans can be funded under this warehouse facility. The agreement requires repayment in full no later than December 31, 2005. The Company expects to replace this facility with a new counterparty during the fourth quarter of 2005.
     In addition to these facilities, we entered into a $250.0 million master loan and security agreement with Greenwich Capital. Under this agreement, Greenwich Capital provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus 0.75%. Advances under this facility are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. This facility is not a committed facility and may be terminated at any time at the discretion of Greenwich Capital. As of September 30, 2005 the outstanding balance of this facility was $204.9 million with the maximum amount available for additional borrowings of $45.1 million.

     The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 20 to 1 in the case of each of the CSFB facility, 15 to 1 in the case of the HSBC facility and 20 to 1 in the case of the Greenwich Capital facility, as well as to comply with applicable regulatory and investor requirements. These facilities also contain various covenants pertaining to, among other things, the maintenance of certain periodic income thresholds and working capital. As of September 30, 2005, NYMC was in compliance with all of its leverage covenants.
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
     As of September 30, 2005, our aggregate warehouse and repurchase facility borrowings under these facilities were $398.9 million and $1.3 billion, respectively, at an average interest rate of approximately 3.91%.
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
     Based on the results of this model, as of September 30, 2005, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 15-20 basis points as compared to our base line projections over the next year.
     The following tables set forth information about financial instruments:

	September 30, 2005
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$798,856,029	$797,079,293	$797,079,293
Mortgage loans held for investment	139,656,332	140,411,907	141,601,330
Mortgage loans held in the securitization trusts	584,145,552	589,354,405	585,864,852
Mortgage loans held for sale	116,424,009	116,533,155	117,305,323
Commitments and contingencies:
Interest rate lock commitments	182,207,949	(1,076,310)	(1,076,310)
Forward loan sales contracts	77,157,666	806,765	806,765
Interest rate swaps	670,000,000	6,466,183	6,466,183
Interest rate caps	1,464,425,100	2,025,300	2,025,300

	December 31, 2004
	Notional	Carrying	Estimated
	Amount	Amount	Fair Value
Investment securities available for sale	$1,194,055,340	$1,204,744,714	$1,204,744,714
Mortgage loans held for investment	188,858,607	190,153,103	190,608,241
Mortgage loans held for sale	85,105,027	85,384,927	86,097,867
Commitments and contingencies:
Interest rate lock commitments	156,110,472	37,867	37,867
Forward loan sales contracts	97,080,482	(164,816)	(164,816)
Interest rate swaps	670,000,000	3,228,457	3,228,457
Interest rate caps	250,000,000	411,248	411,248
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
Market (Fair Value) Risk
     For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2005 and do not take into consideration the effects of subsequent interest rate fluctuations.
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
     The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years — a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2005. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of September 30, 2005.
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
Net Portfolio Duration
September 30, 2005

Basis point increase
	Base	+100	+200
Mortgage Portfolio	1.27 years	1.65 years	1.79 years
Borrowings (including hedges)	0.43	0.42	0.42
Net	0.84 years	1.22 years	1.36 years
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
     For the three months ended September 30, 2005 , our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 30%, compared to 27% for the three months ended June 30, 2005, to 22% for the three months ended March 31, 2005 and 24% for the three months ended December 31, 2004. The constant prepayment rate averaged approximately 27% during the first nine months of operations ended September 30, 2005. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
     Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.
Item 6. Exhibits

No.	Description
3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

4.2	Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 1, 2005 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 6, 2005).

4.3	Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 1, 2005 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 6, 2005).

10.1	New York Mortgage Trust, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3/ A filed on September 9, 2005 (Registration No. 333-127400)).

10.2	Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2005).

No.	Description
10.3	Purchase Agreement among The New York Mortgage Company, LLC, New York Mortgage Trust, Inc., NYM Preferred Trust II and Taberna Preferred Funding II, Ltd., dated September 1, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 6, 2005).

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2005

/s/ Steven B. Schnall
Steven B. Schnall
Chairman, President and Co-Chief Executive Officer

Date: November 14, 2005

/s/ David A. Akre
David A. Akre
Vice Chairman and Co-Chief Executive Officer

Date: November 14, 2005

/s/ Michael I. Wirth
Michael I. Wirth
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

4.2	Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 1, 2005 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 6, 2005).

4.3	Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 1, 2005 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 6, 2005).

10.1	New York Mortgage Trust, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3/ A filed on September 9, 2005 (Registration No. 333-127400)).

10.2	Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2005).

10.3	Purchase Agreement among The New York Mortgage Company, LLC, New York Mortgage Trust, Inc., NYM Preferred Trust II and Taberna Preferred Funding II, Ltd., dated September 1, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 6, 2005).

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.).