Form 10-K
period 2005-12-31
NEW YORK MORTGAGE TRUST INC
filed 2006-03-16
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers” and “large accelerated filers” in Rule 12b-2 of The Exchange Act. (check one):
Large Accelerated Filer  ☐  Accelerated Filer ☑  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $133.5 million based on the closing price on such date of the registrant’s common stock as reported by the New York Stock Exchange Composite Transactions.

The number of shares of the Registrant’s Common Stock outstanding on March 1, 2006 was 18,258,221.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
1. Proxy Statement for Annual Meeting of Stockholders to be held on June 14, 2006, to be filed with the Securities and Exchange Commission	Part III

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

-i-

PART I

Item 1. BUSINESS

General

New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised residential mortgage finance company that originates, acquires and invests in adjustable and variable rate mortgage (“ARM”) assets. We earn net interest income from residential mortgage-backed securities and adjustable-rate mortgage loans and securities. We also earn gain on sale income and net interest income by originating a variety of residential mortgage loan products through our wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”). NYMC also originates residential mortgage loans as a broker for other mortgage bankers for the purpose of obtaining broker fee income. NYMC, which originates residential mortgage loans through a network of 28 full-service loan origination locations and 26 satellite loan origination locations, is presently licensed or authorized to do business in 43 states and the District of Columbia.

Our residential mortgage investments are comprised of ARM loans, ARM securities and floating rate collateralized mortgage obligations (“CMO Floaters”). The ARM loans and securities have interest rates that reset in a year or less and “hybrid” ARM loans and securities have a fixed interest rate for an initial period of two to seven years before converting to ARM loans and securities whose rates will reset each year or such shorter period for their remaining terms to maturity. ARM securities represent interests in pools of whole ARM loans. The ARM securities are rated by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”), or issued by Freddie Mac (“FHLMC”), Fannie Mae (“FNMA”) or Ginnie Mae (“GNMA”). The securitizations result in a series of rated mortgage securities backed by the ARM loans. The CMO Floaters are mortgage securities backed by a pool of FNMA, FHLMC or GNMA fixed rate mortgage loans which have interest rates that adjust monthly. As an investor in residential mortgage assets, our net income is generated primarily from the difference between the interest income we earn on our mortgage assets and the cost of our borrowings (net of hedging expenses), commonly referred as the “Net Spread.”. Our goal is to maximize the long-term sustainable difference between the yield on our investments and the cost of financing these assets through the following strategies:

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

•
expanding our retail and wholesale mortgage banking business through the hiring of additional loan officers, the opening of new retail branch offices in new markets and selectively pursuing strategic acquisitions in the mortgage banking industry.

In order to be a full service provider to our customers, we originate mortgage loans through NYMC. Licensed or exempt from licensing in 43 states and the District of Columbia and through a network of 28 full service branch loan origination locations and 26 satellite loan origination locations, NYMC offers a broad range of residential mortgage products, with a primary focus on prime, or high credit quality, residential mortgage loans. We either sell the fixed-rate loans that we originate to third parties and retain and finance in our portfolio selected adjustable-rate and hybrid mortgage loans that we originate or we sell them to third parties. Our portfolio of loans is held at the real estate investment trust (“REIT”) level or by a qualified REIT subsidiary (“QRS”). We rely on our own underwriting criteria with respect to the mortgage loans we retain and rely on the underwriting criteria of the institutions to which we sell our loans with respect to the loans we intend to sell. In either case, we directly perform the underwriting of such loans with our own experienced underwriters.

Upon completion of our initial public offering (“IPO”) in June 2004, we purchased or invested, on a leveraged basis, residential mortgage-backed securities guaranteed by FNMA or FHLMC or rated investment grade-AAA. Over time, as these securities amortize and pay-off, they will be replaced by adjustable-rate and hybrid mortgage loans that we originate or other qualifying loans or securities. We may also supplement our portfolio with loans originated through our correspondent network or purchased from third parties. We believe that our return is enhanced by retaining loans that we originate as the basis for our portfolio. We believe that mortgage investors that do not have their own origination capabilities (a “passive portfolio investor”) must purchase their mortgage loans from third parties at higher premiums than our cost of originating the mortgage loans that we retain.

We finance the purchases and originations of our ARM loans, ARM securities and CMO Floaters (collectively “ARM Assets”) with equity capital, unsecured debt and short-term borrowings such as repurchase agreements, securitizations resulting in floating-rate long-term collateralized debt obligations (“CDOs”) and other collateralized financings. We enter into swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowings to a fixed rate. We believe our exposure and risks related to changes in interest rates can be prudently managed through holding ARM Assets and attempting to match the duration of our liabilities with the duration of our ARM Assets. From a credit risk perspective, we retain high quality assets and follow strict credit underwriting standards.

Unlike banks, savings and loans or most mortgage originators, we are structured as a REIT for federal income tax purposes. We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (IRC) of 1986, as amended, commencing with our taxable year ended December 31, 2004, and we operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We hold our investment in ARM Assets directly or in a QRS. Accordingly, the net interest income we earn on our ARM Assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Failure to qualify as a REIT would subject the Company to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to its shareholders in any such year would not be deductible by the Company.

Our mortgage banking operations are performed at NYMC, a taxable REIT subsidiary (“TRS”). The activities we conduct through NYMC, including sourcing and selling mortgage loans sold to third parties, are subject to federal and state corporate income tax. We may elect to retain any after tax income generated by NYMC, and, as a result, may increase our consolidated capital and grow our business through retained earnings or distribute all or a portion of our after-tax NYMC earnings to our stockholders.

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.nymtrust.com. We make available free of charge, through our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Chief Financial Officer and Secretary, 1301 Avenue of the Americas, 7th floor, New York, New York 10019. Information on our website is neither part of nor incorporated into this annual report on Form 10-K.

Corporate Governance

We operate our business with a focus on high standards in business practices and professional conduct. The following are some of the highlights relating to our corporate governance:

•
Our board of directors is composed of a super-majority of independent directors. As per guidelines established by the SEC and NYSE, the Audit, Nominating/Governance and Compensation Committees are composed exclusively of independent directors.

•
We have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines that apply to all officers, directors and employees (as well as a supplemental Code of Ethics for Senior Financial Officers) to promote the highest standard of conduct and ethics in our dealings with our customers, stockholders, vendors, the public and our employees.

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

•
We have made publicly available, through our website www.nymtrust.com, the charters of the independent committees of our Board of Directors (Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee) and other corporate governance materials, including our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Insider Trading Policy, and other corporate governance policies.

Company History

We were formed as a Maryland corporation in September 2003. On January 9, 2004, we capitalized New York Mortgage Funding, LLC (“NYMF”) as a wholly-owned subsidiary of our company. NYMF is a qualified REIT subsidiary, or QRS, in which we accumulate mortgage loans that the Company intends to securitize. In June 2004, we sold 15 million shares of our common stock in an IPO at a price to the public of $9.00 per share, for net proceeds of approximately $122 million after deducting the underwriters’ discount and other offering expenses. Concurrent with our IPO, we issued 2,750,000 shares of common stock in exchange for the contribution to us of 100% of the equity interests of NYMC. Prior to the IPO, we did not have recurring business operations.

Prior to being acquired by us, NYMC’s business strategy was to sell or broker all of the loans it originated to third parties and the largest component of NYMC’s net income was generated by the gain on sale of such loans. For accounting purposes and reporting purposes, the combination of our company and NYMC is accounted for as a reverse merger and the related transfer of loans originated by NYMC to us is accounted for as a transfer of assets between entities under common control. Accordingly, we have recorded assets and liabilities transferred from NYMC at their carrying amounts in the accounts of NYMC at the date of transfer. The consolidated financial statements include the accounts of our company subsequent to the IPO and also include the accounts of NYMC and NYMF prior to the IPO. As a result, our historical financial results prior to the IPO reflect the financial operations of this prior business strategy of selling virtually all of the loans originated by NYMC to third parties. Furthermore, the ARM loans we originated and securitized in the securitizations completed in 2005 were recorded at cost with no gain on sale recognized, as would be the case if sold to third parties. Since our IPO, our business strategy has been to invest in ARM loans and securitize them to generate net interest income. As a result, our historic operations prior to the IPO and current financial operations are not necessarily comparable.

Our Industry

Generally, the residential mortgage industry is segmented by the size of the mortgage loans and credit characteristics of the borrowers. Mortgage loans that conform to the guidelines of entities such as FHLMC, FNMA or GNMA, for both size and credit characteristics are often referred to as “conforming” mortgage loans. All other mortgage loans are often referred to as non-conforming loans either because the size of the loan exceeds the guideline limit or the credit profiles of the borrowers do not meet the guideline requirements. Our strategy focuses on adjustable- and fixed-rate and hybrid first lien mortgage loans to borrowers with strong credit profiles, which we refer to as prime mortgage loans. We believe the adjustable-rate and hybrid segment of the prime residential mortgage loan industry and our ability to originate such loans provides us the opportunity to build a portfolio of our high quality self-originated prime adjustable-rate and hybrid loans with the goal of generating higher risk-adjusted returns on investment than would be available from a portfolio based either on purchased loans or on fixed-rate or non-prime loans. We believe that our experience as a mortgage loan originator with a comprehensive and sophisticated process for credit evaluation, risk-based pricing and loss mitigation will, over time, provide us with a significant advantage over other portfolio investors who do not have comparable origination capabilities.

We believe changes are continuing to occur in the U.S. mortgage industry, resulting in the shifting of investment capital and mortgage assets out of traditional lending and savings institutions and into new forms of mortgage banking and mortgage investment firms, including those that qualify as REITs under the Internal Revenue Code. We believe that, while traditional mortgage investment companies, such as banks, thrifts and insurance companies, generally have greater diversification in their investments than we have as a REIT, they provide less attractive investment structures for investing in mortgage assets because of the costs associated with regulation, infrastructure and corporate level taxation. As a REIT, we are generally able to pass through our REIT earnings to our stockholders without incurring entity-level federal income tax, thereby allowing us to make relatively larger distributions than institutions with similar investments because they are subject to federal income tax on their earnings.

Additionally, with the development of highly competitive national mortgage markets (which we believe is partly due to the operations of FHLMC, FNMA or GNMA), local and regional mortgage originators have lost market share to more efficient mortgage originators who compete nationally. The growth of the secondary mortgage market, including new securitization techniques, has also resulted in financing structures that can be utilized efficiently to fund leveraged mortgage portfolios and better manage interest rate risk.

Operating Policies, Strategies and Business Segments

The Company operates two segments:

•	Mortgage Portfolio Management— long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending— mortgage loan originations as conducted by NYMC.

Our mortgage portfolio management operations primarily invest in adjustable-rate agency and “AAA”— rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. Our equity capital and borrowed funds are used to invest in residential mortgage-backed securities and loans held for subsequent securitization, thereby producing net interest income.

Our mortgage lending segment originates residential mortgage loans through our taxable REIT subsidiary, NYMC. Loans are originated through NYMC’s retail and internet branches as well as from independent mortgage brokers and generate gain on sale revenue when the loans are sold to third parties or revenue from brokered loans when the loans are brokered to third parties.

Mortgage Portfolio Management

Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the section below entitled “Mortgage Lending.” Beginning in July 2004, we began to implement our business plan of investing in high quality, adjustable rate mortgage loan securities. Our portfolio management strategy is to originate and acquire ARM Assets to hold in our portfolio, fund them using equity capital and borrowings and to generate net interest income from the difference, or net spread, between the yield on these assets and our cost of financing. In order to accomplish this, our:

•	Proceeds from equity raising efforts are promptly invested in acquired ARM Assets in order to generate returns on the equity investment.

•	Acquired ARM Assets are replaced with high-quality, higher-yielding, lower cost ARM loans self-originated through NYMC retail channels or otherwise acquired.

•	Mortgage portfolio management operates with a long-term investment outlook.

•	Short-term financing of ARM loans to be securitized is provided by secured warehouse and aggregation lines.

•	Ultimate financing for ARM loans is provided by either issuing collateralized debt obligations or by repurchase financing facilities.

We believe we benefit from a cost advantage from self-originating loans and holding these loans in securitized form in the REIT or our QRS:

•	through self-origination, we avoid the intermediation costs associated with purchasing mortgage assets in the capital markets; and

•
the net interest income generated in the REIT or our QRS generally will not be subject to tax, whereas, had we sold our loans in the capital markets through our TRS, we would have been subject to tax on the gain on sale of loans.

We believe, this strategy, together with prudent leverage to produce the mortgage-backed securities we hold, will produce a greater return for our stockholders in the long term relative to a purchased securities portfolio. This greater return is accomplished by a combination of the recognition of the incremental lower cost to originate such loans and/or the ability to better afford appropriate interest rate hedging strategies in order to provide a similar return to a purchased securities portfolio but with a lower risk profile.

We seek to have a portfolio consisting of high quality mortgage-backed securities and loans. We believe that retaining high quality assets in our portfolio helps us mitigate risks associated with market disruptions. Our investment guidelines define the following classifications for securities we own:

•
Category I investments are mortgage-backed securities that are either rated within one of the two highest rating categories by at least one of the Rating Agencies, or have their repayment guaranteed by FHLMC, FNMA or GNMA.

•	Category II investments are mortgage-backed securities with an investment grade rating of BBB/Baa or better by at least one of the Rating Agencies.

•	Category III investments are mortgage-backed securities that have no rating from, or are rated below investment grade by at least one of the Rating Agencies.

We retain on our balance sheet a majority of the residential first lien adjustable-rate and hybrid mortgage loans originated by NYMC that we believe have a low risk of default and resulting loss and are of the following types:

•	1 month adjustable-rate (various total terms);

•	6 month adjustable-rate (various total terms);

•	1 year adjustable-rate (various total terms);

•	2 year fixed-rate, adjustable-rate hybrid (various total terms);

•	3 year fixed-rate, adjustable-rate hybrid (various total terms);

•	5 year fixed-rate, adjustable-rate hybrid (various total terms): and

•	7 year fixed-rate, adjustable-rate hybrid (various total terms).

The investment policy adopted by our Board of Directors provides, among other things, that:

•	no investment shall be made which would cause us to fail to qualify as a REIT;

•	no investment shall be made which would cause us to be regulated as an investment company;

•	at least 70% of our assets will be Category I investments or loans that back or will back such investments; and

•	no more than 7.5% of our assets will be Category III investments.

Our Board of Directors may amend or waive compliance with this investment policy at any time without the consent of our stockholders.

We seek to avoid many of the risks typically associated with companies that purchase mortgage-backed securities in the capital markets.

•	For our self-originated loan portfolio, we perform our own underwriting rather than rely on the underwriting of others.

•	We attempt to maintain a net duration, or duration gap, of one year or less on our ARM portfolio, related borrowings and hedging instruments.

•	We structure our liabilities to mitigate potential negative effects of changes in the relationship between short- and longer-term interest rates.

•	We may purchase or structure credit enhancements to mitigate potential losses from borrower defaults.

•
Substantially all of the Company’s securities are backed by ARM loans. Because we are focused on holding ARM loans rather than fixed-rate loans, we believe we will be adversely affected to a lesser extent by early repayments due to falling interest rates or a reduction in our net interest income due to rising interest rates.

Our Board of Directors has also established an investment and leverage committee for the purpose of approving certain investment transactions and the incurrence of indebtedness. This committee is comprised of our co-chief executive officers, our chief investment officer and chief operating officer, and our chief financial officer. The committee has the authority to approve, without the need of further approval of our board of directors, the following transactions from time to time, any of which may be entered into by us or any of our subsidiaries:

•	the purchase and sale of agency and private label mortgage-backed securities, subject to the limitations described above;

•	securitizations of our mortgage loan portfolio;

•	the purchase and sale of agency debt;

•	the purchase and sale of U.S. Treasury securities;

•	the purchase and sale of overnight investments;

•	the purchase and sale of money market funds;

•	hedging arrangements using:

•	interest rate swaps and Eurodollar contracts;

•	caps, floors and collars;

•	financial futures; and

•	options on any of the above; and

•	the incurrence of indebtedness using:

•	repurchase agreements;

•	bank loans, up to an aggregate of $100 million; and

•	term repurchase agreements.

Initially, the loans held for investment are funded through warehouse facilities and repurchase agreements. We ultimately finance the loans that we retain in our portfolio through securitization transactions. Upon securitization, we expect that a vast majority of the resulting mortgage-backed securities will become eligible for inclusion in Category I.

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

We generally maintain an overall debt-to-equity ratio ranging from 8:1 to 12:1 on the financing of our portfolio ARM Assets. Our liabilities are primarily termed repurchase agreements with maturities ranging from one to twelve months. A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARM loans, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from two to seven years. Our funding costs are generally not constant or fixed. As a result, we use interest rate swaps to extend the duration of our liabilities to attempt to match the duration of our assets and we use termed repurchase agreements with laddered maturities to reduce the risk of a disruption in the repurchase market. Since we hold primarily ARM Assets rated AAA and agency securities (FHLMC or FNMA), we believe we are less susceptible to a disruption in the repurchase market as these types of securities have typically been eligible for repurchase market financing even when repurchase financing was not available for other classes of mortgage assets or asset backed bonds.

Mortgage Lending

The origination of mortgage loans through NYMC is significant to our financial results in that it:

•	originates many of the high quality mortgage loans that we retain and ultimately collateralize as mortgage securities that we hold in portfolio or issue as collateralized debt obligations;

•	allows us to be competitive by offering a broad range of residential mortgage loan products; and

•	generates gain on sale income at the TRS with the ability to sell to third parties any fixed-rate and ARM loans that are not eligible for retention and investment in the our portfolio.

Furthermore, we believe our ability to originate ARM loans for securitization benefits us by providing:

•	the ability to originate ARM loans at lower cost, so that the amount of premium (net cost over par) to be amortized will be reduced in the event of prepayment;

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

Through NYMC, our loan origination business originates primarily first mortgages on one-to-four family dwellings through our retail loan production offices and is supplemented by our wholesale division and internet channel (www.MortgageLine.com).

We believe that the substantial growth of NYMC’s mortgage banking business since its inception has resulted from its commitment to providing exemplary service to its customers and its concentration on retail, referral-based, mortgage banking to borrowers with strong credit profiles. Based on our past experience and our knowledge of the mortgage industry, we believe that referrals from realtors, attorneys, accountants and other professionals and business from repeat customers tend to generate a higher percentage of purchase mortgage loan applications than refinance applications as compared to the loan applications generated by advertising and other mass marketing efforts. For the year ended December 31, 2005, our residential purchase loan originations represented 57.8% of NYMC’s total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 53.5% for one-to-four family mortgage loans, according to the February 7, 2006 report of the Mortgage Bankers Association, or MBA.

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

The following table details the payment stream, loan purpose and documentation type of our mortgage loan originations for the year ended December 31, 2005:

MORTGAGE LOAN ORIGINATION SUMMARY
For the fiscal year ended December 31, 2005

(Dollar amounts in thousands)	Number of Loans	Dollar Value	% of Total
Payment Stream
Fixed Rate
FHA/VA	1,805	$242,258	7.0%
Conventional Conforming	6,031	967,922	28.2%
Conventional Jumbo	581	351,971	10.2%
Total Fixed Rate	8,417	$1,562,151	45.4%
ARMs
FHA/VA	94	$15,244	0.5%
Conventional	6,202	1,859,976	54.1%
Total ARMs	6,296	1,875,220	54.6%
Annual Total	14,713	$3,437,371	100.0%
Loan Purpose
Conventional	12,814	$3,179,869	92.5%
FHA/VA	1,899	257,502	7.5%
Total	14,713	$3,437,371	100.0%
Documentation Type
Full Documentation	9,238	$2,100,239	61.1%
Stated Income	2,489	696,789	20.3%
Stated Income/Stated Assets	1,346	320,624	9.3%
No Documentation	609	145,845	4.2%
No Ratio	437	83,013	2.4%
Stated Assets	13	2,315	0.1%
Other	581	88,546	2.6%
Total	14,713	$3,437,371	100.00%

Retail Loan Origination

Our loan origination strategy is predominantly retail, referral-based, mortgage banking. Our loan officers rely primarily on the various relationships they have established with their clientele, realtors, attorneys and others who routinely interact with those who may need mortgage financing. Retail loan origination allows us to provide a variety of attractive and innovative mortgage products at competitive rates. Unlike many banks and financial institutions which focus solely on loan products to retain in their portfolios, we offer a wide range of products — products that we can retain in portfolio and products that we will sell to third parties if such loans do not meet our investment parameters.

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

Wholesale Loan Origination

Our wholesale lending strategy has historically been a small component of our loan origination operations. We have a network of non-affiliated wholesale loan brokers and mortgage lenders who submit loans to us. We maintain relationships with these wholesale brokers and, as with retail loan originations, will underwrite, process, and fund wholesale loans through our centralized facilities and processing systems. In order to further diversify our origination network, during 2005, we began to expand our wholesale loan origination capacity with the creation of a division specifically for wholesale loan originations.

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

Underwriting

Historically, NYMC’s underwriting philosophy has been to underwrite loans according to the guidelines established by the available purchasers of its loans. However, the Company underwrites to its own guidelines select ARM loans it retains for its investment portfolio. We believe that proper underwriting for such loans is critical to managing the credit risk inherent in a loan portfolio.

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

The key aspects of our underwriting guidelines are as follows:

Borrower— In evaluating the borrower’s ability and willingness to repay a loan, we review and analyze the following aspects of the borrower: credit score, income and its source, employment history, debt levels in revolving, installment and other mortgage loans, credit history and use of credit in the past, and finally the ability and/or willingness to provide verification for the above. Credit scores, credit history, use of credit in the past and information as to debt levels can be typically obtained from a third party credit report through a credit repository. Those sources are used in all cases, as available. In certain cases, borrowers have little or no credit history that can be tracked by one of the primary credit repositories. In these cases, the reason for the lack of history is considered and taken into account. In our experience, more than 95% of prospective borrowers have accessible credit histories.

Property— In evaluating a potential property to be used as collateral for a mortgage loan, we consider all of the following aspects of the property: the loan balance versus the property value, or LTV, the property type, how the property will be occupied (a primary residence, second home or investment property), if the property’s apparent value is supported by recent sales of similar properties in the same or a nearby area, any unique characteristics of the property and our confidence in the above data and their sources.

Other Considerations— Other considerations that impact our decision regarding a borrower’s loan application include the borrower’s purpose in requesting the loan (purchase of a home as opposed to cashing equity out of the home through a refinancing for example), the loan type (adjustable-rate, including adjustment periods and loan life rate caps, or fixed-rate), and any items unique to a loan that we believe could affect credit performance.

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

Our Loan Origination Financing Strategy

We finance our loan originations utilizing warehouse agreements as well as other similar financing arrangements. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

Warehouse Facilities— Non-depository mortgage lenders, such as NYMC, typically rely on credit facilities for capital needed to fund new mortgage loans. These facilities are typically lines of credit or master repurchase agreements from other financial institutions that the mortgage banker can draw from in order to fund new mortgage loans. These facilities are referred to as warehouse lines or warehouse facilities.

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

We currently have a $250 million warehouse facility with Greenwich Capital Financial Products, Inc. and a $200 million warehouse facility with Credit Suisse First Boston Mortgage Capital, LLC. On December 13, 2005 we entered into a master repurchase agreement with Deutsche Bank Structured Products, Inc. under which we can enter into up to $300 million in loan repurchase arrangements. This facility became operational in January 2006.

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

Any loans that we originate and retain for our portfolio have their servicing handled by Cenlar Federal Savings Bank (“Cenlar”), a wholesale bank specializing in mortgage sub-servicing nationwide. Under this arrangement, Cenlar acts as an intermediary between us and the borrower. It collects payments from borrowers, handles accounting and remittance of the payments, handles escrow accounts and does certain tax reporting. As our retained loans are securitized, Cenlar continues to service those loans and reports to the securities trustee or master servicer, as appropriate.

For a loan originated and sold to third parties, the servicing rights are sold upon the sale of the loan. We may choose to own, for periods usually not more than 90 days, certain loans designated as held for sale to third parties in order to increase earnings. In these cases, we believe there is a large enough spread between the mortgage loan interest rate and the interest rate paid on the applicable warehouse line to make any additional risk in carrying those loans on our balance sheet worthwhile. In these cases, and during the interim period between the time we fund (and subsequently own) a loan and sell the loan to a third party, we service loans through Cenlar as well.

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our limited operating history with respect to our portfolio strategy;

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

•	impacts of a change in demand for mortgage loans on our net income and cash available for distribution;

•	our ability to originate prime and high-quality adjustable-rate and hybrid mortgage loans for our portfolio or for sale to third parties;

•	risks associated with the use of leverage;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

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

Personnel

The Company recruits, hires and retains individuals with the specific skills that complement its corporate growth and business strategies. As of December 31, 2005, we employed 802 people. Of this number, 329 were loan officers dedicated to originating loans. The number of employees at December 31, 2004 was 782, of which 344 were loan officers dedicated to originating loans.

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

Qualified REIT Assets

On the last day of each calendar quarter, at least 75% of the value of our assets (which includes any assets held through a qualified REIT subsidiary) must consist of qualified REIT assets — primarily, real estate, mortgage loans secured by real estate, and certain mortgage-backed securities (“Qualified REIT Assets”), government securities, cash, and cash items. We believe that substantially all of our assets are and will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% asset test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities (with an exception for securities of a qualified REIT subsidiary or of a taxable REIT subsidiary). In addition, the aggregate value of our securities in taxable REIT subsidiaries cannot exceed 20% of our total assets. We monitor the purchase and holding of our assets for purposes of the above asset tests and seek to manage our portfolio to comply at all times with such tests.

We intend to limit substantially all of the assets that we acquire to Qualified REIT Assets. Our strategy to maintain REIT status may limit the type of assets, including hedging contracts and other assets that we otherwise might acquire.

We may from time to time hold, through one or more taxable REIT subsidiaries, assets that, if we held them directly, could generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our stockholders.

Gross Income Tests

We must meet the following separate income-based tests each year:

1. The 75% Test. At least 75% of our gross income for the taxable year must be derived from Qualified REIT Assets. Such income includes interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property, rents from real property, gain from the sale of Qualified REIT Assets, and qualified temporary investment income or interests in real property. The investments that we have made and intend to continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

2. The 95% Test. At least 95% of our gross income for the taxable year must be derived from the sources that are qualifying for purposes of the 75% test, and from dividends, interest or gains from the sale or disposition of stock or other assets that are not dealer property.

Distributions

We must distribute to our stockholders on a pro rata basis each year an amount equal to at least (i) 90% of our taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code, less (iii) any “excess non-cash income.” We have made and intend to continue to make distributions to our stockholders in sufficient amounts to meet the distribution requirement for REIT qualification.

Item 1A. RISK FACTORS

An investment in our securities involves various risks. You should carefully consider the following risk factors before making an investment decision involving our securities. The risks discussed herein can adversely affect our business, liquidity, operating results, prospects, and financial condition. This could cause the market price of our securities to decline and could cause you to lose all or part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, prospects, and financial condition.

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

We may experience a decline in the market value of our assets

The market value of the interest-bearing assets that we have acquired and intend to continue to acquire, most notably mortgage-backed securities and originated or purchased residential mortgage loans and any related hedging instruments, may move inversely with changes in interest rates. We anticipate that increases in interest rates will tend to decrease our net income. A decline in the market value of our investments may limit our ability to borrow or result in lenders requiring additional collateral or initiating margin calls under our repurchase agreements. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses. A default under our repurchase agreements could also result in the liquidation of the underlying investments used as collateral and result in a loss equal to the difference between the value of the collateral and the amount owed under our repurchase agreements.

Our success will depend on our ability to obtain financing to leverage our equity.

If we are limited in our ability to leverage our assets, the returns on our portfolio may be harmed. A key element of our strategy is our use of leverage to increase the size of our portfolio in an attempt to enhance our returns. As of December 31, 2005, our leverage ratio, defined as total financing facilities less subordinated debentures outstanding divided by total stockholders’ equity plus subordinated debentures at December 31, 2005 was 11 to 1. Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

Interest rate fluctuations may cause losses.

We believe our primary interest rate exposure relates to our mortgage loans, mortgage-backed securities and variable-rate debt, as well as the interest rate swaps and caps that we utilize for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in financing these assets. Changes in the level of interest rates also can affect our ability to originate or acquire mortgage loans or mortgage-backed securities, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets would not change as rapidly. This would adversely affect our profitability.

Our operating results depend in large part on differences between income received from our assets, net of credit losses, and our financing costs. We anticipate that in most cases, for any period during which our assets are not match-funded, the income from such assets will adjust more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. We anticipate that increases in interest rates will tend to decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders.

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

Our past operating results have occurred during a period of rapid growth for the residential mortgage industry and may not be indicative of our future operating results.

The growth rate of our origination platform has benefited from low interest rates, a long period of economic growth and strategic acquisitions of mortgage origination platforms. NYMC’s loan originations for the year ending December 31, 2005 increased 86% over the prior period, aided in large part to our acquisition of Guaranty Residential Lending, Inc., while according to the MBA’s February 7, 2006 Mortgage Finance Forecast, lender origination volume for 2005 was flat versus the prior year. The MBA further projected that overall loan originations will decline in 2006. These projected declines in overall volume of closed loan originations are likely to have a negative effect on our loan origination volume and net income. Accordingly, our historical performance may not be indicative of future results, and our results of operations may be materially adversely affected as interest rates rise. In addition, NYMC’s recent and rapid growth may distort some of its ratios and financial statistics and our change in business strategy to include the development of a portfolio of mortgage loans and mortgage-backed securities makes period-to-period comparisons difficult. In light of this growth and change in business strategy, our historical performance and operating and origination data may be of little relevance in predicting our future performance.

Excessive supply of or reduced demand for mortgage-backed securities in the market for these securities may cause the market to require a higher yield on our mortgage-backed securities and thereby cause a decline in the value of our portfolio.

The mortgage-backed securities we will own are also subject to spread risk. The majority of these securities will be adjustable-rate securities valued based on a market credit spread to U.S. Treasury security yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease or tighten, the value of our securities portfolio would tend to increase. Such changes in the market value of our portfolio could adversely affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore their value. This would have similar effects on our portfolio and our financial position and results of operations as a change in spreads would.

Loan prepayment rates may increase, adversely affecting yields on our planned investments.

The value of the assets we have acquired and intend to continue to acquire may be affected by prepayment rates on mortgage loans. Prepayment rates on mortgage loans are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets with lower yields than the yields on the assets that were prepaid. In addition, the market value of any mortgage assets may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.

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

The mortgage loans we typically invest in and the mortgage loans underlying the mortgage-backed securities we typically invest in are subject to risks of delinquency, foreclosure and loss, which could result in losses to us.

Residential mortgage loans are secured by residential properties and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower, but also may be affected by property location and condition, competition and demand for comparable properties, changes in zoning laws, environmental contamination, changes in national, regional or local economic conditions, declines in regional or local real estate values, increases in interest rates, real estate tax rates, changes in governmental rules and regulations and acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process. The occurrence of an event of default or foreclosure could have a material adverse effect on our cash flow from operations and could limit the amount we have available for payment of our debt obligations and distribution to our stockholders. Residential mortgage-backed securities evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the mortgage-backed securities we typically invest in are subject to all of the risks of the underlying mortgage loans.

We may be required to repurchase mortgage loans that we have sold or to indemnify holders of our mortgage-backed securities.

If any of the mortgage loans that we originate and sell, or that we pledge to secure mortgage-backed securities that we issue in our securitizations, do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may be required to repurchase those loans in the case of the loans that we have sold, or replace them with substitute loans or cash in the case of securitized loans. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we have sold, we may be required to indemnify the purchasers of such loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Repurchased loans typically require an allocation of working capital to carry on our books, and our ability to borrow against such assets is limited, which could limit the amount by which we can leverage our equity. Any significant repurchases or indemnification payments could significantly harm our cash flow and results of operations and limit our ability to make distributions to our stockholders.

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

We commenced operations as a newly public company in June 2004 and have a limited operating history.

NYMC, our mortgage banking subsidiary, has a substantial operating history, but we were not formed until September 2003 and had no operations prior to closing our IPO on June 29, 2004. As a result, we have a limited history managing a portfolio of mortgage loans or mortgage-backed securities for you to determine the likelihood of our achieving our investment objectives.

Our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change in control.

We have entered into agreements with the members of our senior management team, Messrs. Schnall, Akre, Wirth, Fierro and Mumma, that provide them with severance benefits if their employment ends under specified circumstances following a change in control. These benefits could increase the cost to a potential acquirer of us and thereby prevent or discourage a change in control that might involve a premium price for your shares or otherwise be in your best interest.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control which could have an adverse effect on the value of our securities.

Certain provisions of Maryland law, our charter and our bylaws may have the effect of delaying, deferring or preventing transactions that involve an actual or threatened change in control. These provisions include the following, among others:

•
our charter provides that, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed with or without cause only by the affirmative vote of holders of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors;

•	our bylaws provide that only our board of directors shall have the authority to amend our bylaws;
•
under our charter, our board of directors has authority to issue preferred stock from time to time, in one or more series and to establish the terms, preferences and rights of any such series, all without the approval of our stockholders;

•	the Maryland Business Combination Act; and
•	the Maryland Control Share Acquisition Act.

Although our board of directors has adopted a resolution exempting us from application of the Maryland Business Combination Act and our bylaws provide that we are not subject to the Maryland Control Share Acquisition Act, our board of directors may elect to make the “business combination” statute and “control share” statute applicable to us at any time and may do so without stockholder approval.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended. We believe that there are a number of exemptions under the Investment Company Act that are applicable to us. To maintain the exemption, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on our operations and the market price for our securities.

Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.

We have operated and intend to continue to operate so to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders.

In order to qualify as a REIT, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, excluding any net capital gain. To the extent that we distribute at least 90%, but less than 100% of our REIT taxable income, we will be subject to corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary REIT income for that year, (ii) 95% of our REIT capital gain net income for that year, and (iii) 100% of our undistributed REIT taxable income from prior years.

We have made and intend to continue to make distributions to our stockholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax.

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, if we do not qualify for certain statutory relief provisions, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Failing to obtain, or losing, our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions to stockholders. Additionally, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal executive and administrative offices are located at 1301 Avenue of the Americas, 7th floor, New York, New York 10019. We also operate retail loan origination sales offices at 54 (28 branches and 26 branch satellite) locations in 11 states. All of our facilities are leased. The aggregate annual rent for these locations is approximately $5.0 million.

Further details of our facilities is as follows:

Location	Business Activity	Business Segment

New York City	Corporate Headquarters and Mortgage Origination	Mortgage Portfolio Management and Mortgage Lending

Bridgewater, New Jersey	Wholesale Lending	Mortgage Lending

Various-54 locations in 11 states	Retail Mortgage Origination	Mortgage Lending

Item 3. LEGAL PROCEEDINGS

The Company is at times subject to various legal proceedings arising in the ordinary course of business. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the trading symbol “NTR”. As of March 1, 2006, we had 18,258,221 shares of common stock outstanding, and as of March 6, 2006, there were 88 holders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of common stock on the NYSE and the cash dividends paid or payable per share of common stock.

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2005
Fourth quarter	$7.50	$5.51	$6.62	12/09/05	1/26/06	$0.21
Third quarter	9.20	7.00	7.47	9/26/05	10/26/05	0.21
Second quarter	10.23	9.04	9.07	6/02/05	07/26/05	0.25
First quarter	11.30	9.90	10.22	03/11/05	04/26/05	0.25

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2004
Fourth quarter	$11.34	$8.90	$11.20	12/16/04	1/26/05	$0.24
Third quarter	9.90	8.55	9.35	9/16/04	10/26/04	0.16
Second quarter	9.15	8.69	8.86	(1)	(1)	(1)

(1)	The Company closed its IPO on June 29, 2004. As a result, no dividend for the two days of the quarter ended June 30, 2004 was declared or paid.

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

During 2005, taxable dividend distributions for the Company’s common stock were $0.95 per share.  The Company’s common stock is currently listed under the CUSIP #649604-10-5 and trades under the NYSE ticker symbol NTR.  For tax reporting purposes, the 2005 taxable dividend distributions will be classified as follows: $0.81532 as ordinary income and $0.13468 as a return of capital.  The following table contains this information on a quarterly basis.

Declaration Date	Record Date	Payment Date	Cash Distribution per share	Income Dividends	Short-term Capital Gain	Total Taxable Ordinary Dividend	Return of Capital

12/16/04	1/6/05	1/26/05	$0.24	$0.21558	$0.02076	$0.23634	$0.00366
3/11/05	4/6/05	4/26/05	$0.25	$0.18931	$0.03005	$0.21936	$0.03064
6/2/05	7/14/05	7/26/05	$0.25	$0.15421	$0.07059	$0.22480	$0.02520
9/26/05	10/6/05	10/26/05	$0.21	$0.13482	$—	$0.13482	$0.07518
Total 2005 Cash Distributions			$0.95	$0.69392	$0.12140	$0.81532	$0.13468

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has not purchased any of its registered equity securities in the twelve months ended December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders.	566,500	$9.56	139,500

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

The selected financial data as of and for the year ended December 31, 2005 and December 31, 2004 includes the operations of NYMT and its consolidated subsidiaries. Included in the selected financial data for the year ended December 31, 2004 are the results of NYMT for the period beginning June 29, 2004 (the closing date of our IPO) and NYMC for the year-to-date period beginning January 1, 2004. Prior to our IPO, NYMT had no operations and, as a result, for all years prior to 2004, the financial data presented is for NYMC only.

Selected Consolidated Financial and Other Data

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Operating Data:
Revenues:
Interest income	$77,476	$27,299	$7,609	$2,986	$1,570
Interest expense	60,104	16,013	3,266	1,673	1,289
Net Interest Income	17,372	11,286	4,343	1,313	281

Gains on sales of mortgage loans	26,783	20,835	23,031	9,858	6,429
Brokered loan fees	9,991	6,895	6,683	5,241	3,749
Gain on sale of securities and related hedges	2,207	774	—	—	—
Impairment loss on investment securities	(7,440)	—	—	—	—
Miscellaneous	232	227	45	15	48
Total other income	31,773	28,731	29,759	15,114	10,226
Expenses:
Salaries and benefits	30,979	17,118	9,247	5,788	3,644
Brokered loan expenses	7,543	5,276	3,734	2,992	2,174
General and administrative expenses	24,512	13,935	7,395	3,897	2,808
Total expenses	63,034	36,329	20,376	12,677	8,626
(Loss)/income before income tax benefit	(13,889)	3,688	13,726	3,750	1,881
Income tax benefit	8,549	1,259	—	—	—
Net (loss)/income	$(5,340)	$4,947	$13,726	$3,750	$1,881
Basic (loss)/income per share	$(0.30)	$0.28	—	—	—
Diluted (loss)/income per share	$(0.30)	$0.27	—	—	—
Balance Sheet Data:
Cash and cash equivalents	$9,056	$7,613	$4,047	$2,746	$1,549
Mortgage loans held in securitization trusts or held for investment	780,670	190,153	—	—	—
Investment securities available for sale	716,482	1,204,745	—	—	—
Mortgage loans held for sale	108,271	85,385	36,169	34,039	9,894
Due from loan purchasers and escrow deposits pending loan closings	123,247	96,140	58,862	40,621	20,707
Total assets	1,791,293	1,614,762	110,081	83,004	34,561
Financing arrangements	1,391,685	1,470,596	90,425	73,016	29,705
Collateralized debt obligations	228,226	—	—	—	—
Subordinated debentures	45,000	—	—	—	—
Subordinated notes due to members	—	—	14,707	—	—
Total liabilities	1,690,335	1,495,280	110,555	76,504	30,891
Equity (deficit)	100,958	119,482	(474)	6,500	3,670
Investment Portfolio Data:
Average yield on investment portfolio	4.16	3.90	—	—	—
Net duration of interest earning assets to liabilities	0.91	0.42	—	—	—
Originations Data:
Purchase originations	$1,985,651	$1,089,499	$803,446	$469,404	$374,454
Refinancing originations	1,451,720	756,006	796,879	407,827	209,748
Total originations	$3,437,371	$1,845,505	$1,600,325	$877,231	$584,202
Fixed-rate originations	$1,562,151	$878,749	$890,172	$518,382	$398,056
Adjustable-rate originations	1,875,220	966,756	710,153	358,849	186,146
Total originations	$3,437,371	$1,845,505	$1,600,325	$877,231	$584,202
Total mortgage sales	$2,875,288	$1,435,340	$1,234,848	$633,223	$404,470
Brokered originations	562,083	410,165	365,477	244,008	179,732
Total originations	$3,437,371	$1,845,505	$1,600,325	$877,231	$584,202
Originated Mortgage Loans Retained for Investment:
Par amount	$555.2	$95.1	n/a	n/a	n/a
Weighted average middle credit score	734	743	n/a	n/a	n/a
Weighted average LTV	69.62%	66.58%	n/a	n/a	n/a
Mortgage Loans Sold:
Weighted average whole loan sales price over par - non-FHA(1)	1.34%	1.70%	1.75%	1.51%	1.34%
Weighted average whole loan sales price over par - FHA(1)	3.63%	2.96%	4.10%	3.46%	3.10%
Weighted average whole loan sales price over par - all mortgage loans sold	1.52%	2.02%	1.75%	1.52%	1.37%
Weighted average middle credit score non-FHA(1)	704	715	—	—	—
Weighted average middle credit score FHA(1)	633	631	629	668	650
Weighted average middle credit score all mortgage loans sold	696	703	719	716	713
Weighted average LTV non-FHA(1)	74.58%	71.95%	68.47%	67.23%	71.38%
Weighted average LTV FHA(1)	92.76%	92.12%	88.82%	91.78%	86.82%
Weighted average LTV all mortgage loans sold	76.65%	75.88%	68.67%	67.42%	71.71%
Operational/Performance Data:
Salaries, general and administrative expense as a percentage of total loans originated	1.61%	1.68%	1.04%	1.10%	1.10%
Number of state licensed or exempt from licensing at period end	43	40	15	13	7
Number of locations at period end	54	66	15	13	7
Number of employees at period end	802	782	335	184	147
Dividends declared per common share	$0.92	$0.40	—	—	—

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”) is a self-advised residential mortgage finance company that originates, acquires, retains and securitizes mortgage loans and mortgage-backed securities. Our wholly-owned taxable REIT subsidiary (“TRS”), The New York Mortgage Company, LLC (“NYMC”), is a residential mortgage banking company that originates a wide range of mortgage loans, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. Prior to the simultaneous completion of our acquisition of NYMC and our initial public offering (“IPO”) in 2004, NYMC sold all of the loans it originated to third parties, and also brokered loans to other mortgage lenders prior to funding. NYMC, which originates residential mortgage loans through a network of 28 full-service loan origination locations and 26 satellite loan origination locations, is presently licensed or authorized to do business in 43 states and the District of Columbia.

Strategic Overview

We are considered an “active” mortgage REIT in that NYMC, our TRS, originates loans that may either be held in portfolio, aggregated and subsequently securitized for long-term investment or sold to third parties for gain on sale revenue. When we aggregate and securitize residential mortgage loans for investment, the leveraged portfolio is comprised largely of prime adjustable-rate mortgage loans that we originate and that meet our investment objectives and portfolio requirements, including adjustable-rate loans that have an initial fixed-rate period, which we refer to as hybrid mortgage loans. We believe that our ability to originate mortgage loans as the basis for our portfolio will enable us to build a portfolio that generates a higher return than the returns realized by “passive” mortgage investors that do not have their own origination capabilities, because the cost to originate and retain such mortgage loans for securitization is generally less than the premiums paid to purchase similar assets from third parties. Our portfolio loans are held at the REIT level or by New York Mortgage Funding, LLC (“NYMF”), our qualified REIT subsidiary (“QRS”).

We aggregate a portfolio comprised mainly of high credit quality, adjustable-rate mortgage loans until the portfolio reaches a size sufficient for us to securitize such loans. We obtain the loans we securitize from either our TRS, NYMC, or from third parties. Our first securitization occurred on February 25, 2005 and we completed our second and third loan securitizations on July 28, 2005 and December 20, 2005, respectively. These securitization transactions, through which we financed the adjustable-rate and hybrid mortgage loans that we retained, were structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans are classified on our consolidated balance sheet as assets. For our first two securitizations, we retained all of the resultant securities and financed such securities with repurchase agreements; for our third securitization we sold investment grade securities and the securitization debt is recorded as a liability.

NYMC also originates and sells loans to third parties for gain on sale revenue rather than aggregating lower cost assets, depending on market conditions. We also, depending on market conditions, retain in our portfolio selected adjustable-rate and hybrid mortgage loans that we originate. Generally, we sell the fixed-rate loans and any adjustable-rate and hybrid mortgage loans that do not meet our investment criteria or portfolio requirements that we originate to third parties. We rely on our own underwriting criteria with respect to the mortgage loans we retain and rely on the underwriting criteria of the institutions to which we sell our loans with respect to the loans we sell. The ability to originate and sell loans for gain on sale revenue is another advantage of being an active mortgage REIT.

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

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment portfolio and assets. As a mortgage lender, we rely primarily on secured warehouse lines of credit for our funding needs on loans held for sale to third parties. Since our IPO in June 2004, we rely primarily on repurchase agreements in order to finance our investment portfolio of residential loans and mortgage-backed securities. As of December 31, 2005, we have $5.4 billion of commitments to provide repurchase agreement financing through 23 different counterparties. During 2005, we further diversified our sources of financing with the issuance of $45 million of trust preferred securities classified as subordinated debentures.

On our first two securitizations (collateralized debt obligations, or ”CDO”) of mortgage loans, we retained 100% of the issued securities and financed such securities with repurchase agreements. The creation of mortgage-backed securities of our self-originated mortgage loans in this manner provides an asset with better liquidity and longer-term financing at better rates as opposed to financing whole loans through warehouse lines. In December, 2005 we completed our third securitization of $235.0 million of self-originated ARM loans and sold the majority of the securities to third parties. Because we did not retain all of the resultant securities as in prior CDOs, this securitization eliminated the risk of short-term financing (reducing the asset to liability duration gap, which is the difference between the estimated maturities or lives of our earning assets and related financing facilities) and the mark-to-market pricing risk inherent in financing through repurchase agreements or warehouse lines of credit; as a result of this permanent financing we are not subject to margin calls on the assets of this CDO.

Risk Management. As a mortgage lender and a manager of mortgage loan investments, we must mitigate key risks inherent in these businesses, principally credit risk and interest rate risk.

Exceptional Investment Portfolio Credit Quality. We retain in our portfolio only selected, high-quality loans that we originate or may opportunistically acquire. As a result, our investment portfolio consists of high-quality loans that we have either securitized for our own portfolio or that collateralize our CDO financings. High credit quality creates significant portfolio liquidity and provides for financing opportunities that are readily available on generally favorable terms. When we retain loans for investment, either whole loans being aggregated for securitization or CDOs in which we retain all resultant securities or below A-rated tranches, we retain the risk of potential credit losses relative to the agency or higher rated securities we may purchase from time-to-time. Since we began our portfolio investment operations, we have not experienced any credit losses in our portfolio.

We believe that our credit performance is reflective of the high credit quality of the loans we originate or acquire for securitization, our prudent in-house underwriting, property valuation methods and review, our overall investment policies and prudent management of our delinquent loan portfolio. We believe that our delinquencies of 0.25% of the total par balance of our investment portfolio of residential loans at December 31, 2005 reflect strong credit characteristics and the credit culture of our underwriting and investment philosophy. The weighted average seasoning of loans in our investment portfolio of mortgage loans was approximately 12 months at December 31, 2005.

Interest Rate Risk Management. Another primary risk to our investment portfolio of mortgage loans and mortgage-backed securities is interest rate risk. We have a match funding philosophy in which we use hedging instruments to fix or cap the interest rates on our short-term, CDO and other financing arrangements that finance our investment portfolio of mortgage loans and securities. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of December 31, 2005, our net duration gap was approximately 11 months.

As we originate loans held for investment or acquire mortgage-backed securities or loans, we seek to employ our match funding strategy in order to stabilize net asset values and earnings during periods of rising interest rates. To do so, we use hedging instruments in conjunction with our borrowings to approximate the repricing characteristics of such assets. The Company utilizes a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates and market stresses. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps. However, given the prepayment uncertainties on our mortgage assets, it is not possible to definitively lock-in a spread between the earnings yield on our investment portfolio and the related cost of borrowings. Nonetheless, through active management and the use of evaluative stress scenarios of the portfolio, we believe that we can mitigate a significant amount of both value and earnings volatility. See further discussion of interest rate risk at the “Quantitative And Qualitative Disclosures About Market Risk - Interest Rate Risk” section of this document.

 Other Risk Considerations: Our business is affected by a variety of economic and industry factors. Management periodically reviews and assesses these factors and their potential impact on our business. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are:

•	a decline in the market value of our assets due to rising interest rates;

•	an adverse impact on our earnings from a decrease in the demand for mortgage loans due to, among other things, a period of rising interest rates;

•	our ability to originate prime adjustable-rate and hybrid mortgage loans for our portfolio;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	our ability to obtain financing to fund and hold mortgage loans prior to their sale or securitization;

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity;

•	the potential for increased borrowing costs and its impact on net income;

•	the concentration of our mortgage loans in specific geographic regions;

•	our ability to use hedging instruments to mitigate our interest rate and prepayment risks;

•	a prolonged economic slow down, a lengthy or severe recession or declining real estate values could harm our operations;

•	if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	compliance with REIT requirements might cause us to forgo otherwise attractive opportunities.

Financial Overview

Income. Our primary sources of income are net interest income on our loans and residential investment securities and gain on sale of mortgage loans. Net interest income is the difference between interest income, which is the income that we earn on our loans and residential investment securities and interest expense, which is the interest we pay on borrowings and subordinated debt. Net interest income is also earned on the bankered loan origination production of our TRS for the period of time from when a loan is closed to the sale of such loan to a third party.

Income from the gain on sale of mortgage loans to third parties is the difference between the sales price and the adjusted cost basis of originated loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs (including commissions and salaries for employees directly responsible for such originations) paid.

Other significant sources of income include fees received on brokered loans and income from the sale of securities and related hedges.

Expenses. Non-interest expenses we incur in operating our business consist primarily of salary and employee benefits, brokered loan expenses, occupancy and equipment expenses, marketing and promotion expenses, and other general and administrative expenses.

Salary and employee benefits consist primarily of the salaries and wages paid to our employees (exclusive of salaries and wages allocated to net gain on sale of mortgage loans), payroll taxes and expenses for health insurance, retirement plans and other employee benefits.

Brokered loan expenses are primarily direct commissions and other costs associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist of building lease expenses, furniture and equipment expenses, maintenance, real estate taxes and other associated costs of occupancy.

Marketing and promotion expenses include the cost of print, radio and internet advertisements, promotions, third-party marketing services, public relations and sponsorships.

Other general and administrative expenses include expenses for professional fees, office supplies, postage and shipping, telephone, insurance, travel and entertainment and other miscellaneous operating expenses.

Many of our expenses are variable in nature and are relative to our loan origination production volumes. Variable expenses include commissions on loan originations, brokered loan costs and, to a lesser degree, office supplies, marketing and promotion and other miscellaneous expenses. Fixed expenses are primarily occupancy and equipment lease expenses and data processing and communications expenses.

Description of Businesses

Mortgage Lending

Our mortgage lending operations are important to our financial results as they either produce the loans that will ultimately collateralize the mortgage securities that we will hold in our portfolio or provide us the flexibility to sell the loans for gain on sale revenue. We primarily originate prime, first-lien, residential mortgage loans and, to a lesser extent, second lien mortgage loans, home equity lines of credit, and bridge loans. We originate a wide range of mortgage loan products including adjustable-rate mortgage (“ARM”) loans which may have an initial fixed rate period, and fixed-rate mortgages. Since the completion of our IPO, we sell or retain and aggregate our self-originated, high-quality, shorter-term ARM loans in order to pool them into mortgage securities. The fixed rate loans we originate and any ARM loans not meeting our investment criteria continue to be sold to third parties. For the years ended December 31, 2005 and 2004, we originated $2.9 billion and $1.4 billion in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $26.8 million and $20.8 million for the years ended December 31, 2005 and 2004, respectively.

Subsequent to our IPO in June 2004, we have sold or retained for our portfolio the high quality, adjustable-rate mortgage loans that we originate. For the years ended December 31, 2005 and 2004, we originated and retained $555.2 million and $95.1 million of such loans, respectively. When we retain mortgage loans that we originate, we record such assets at GAAP (“GAAP” means generally accepted accounting principles) cost. The GAAP cost is then amortized on the effective interest method over the estimated lives of the retained loans. For the years ended December 31, 2005 and 2004, the GAAP cost of loans was approximately 58 and 45 basis points over par, respectively. Furthermore, when we retain loans that we originate, we are not able to recognize gain on sale revenues (and thus higher GAAP net income) as we would have if such loans were sold to third parties. Instead, the value of the gain on sale revenue inures to the benefit of our investment portfolio in the form of a lower cost asset and thus incrementally higher yield during the lives of retained loans. We estimate that the foregone premium we would have otherwise received had retained loans been sold to third parties is approximately $7.5 million and $2.0 million for the years ended December 31, 2005 and 2004, respectively.

Our wholesale lending strategy has historically been a small component of our loan origination operations.  We have a network of non-affiliated wholesale loan brokers and mortgage lenders who submit loans to us. We maintain relationships with these wholesale brokers and, as with retail loan originations, will underwrite, process, and fund wholesale loans through our centralized facilities and processing systems. In order to further diversify our origination network, during 2005, we began to expand our wholesale loan origination capacity with the creation of a division specifically for wholesale loan originations.

We also sold broker loans to third party mortgage lenders for which we receive a broker fee. For the years ended December 31, 2005 and 2004, we originated $562.1 million and $410.1 million in brokered loans, respectively. We recognized net brokering income totaling $2.4 million and $1.6 million during the years ended December 31, 2005 and 2004, respectively.

NYMC originates all of the mortgage loans we sell or broker and some of the loans that we retain for investment. On mortgages to be sold, we underwrite, process and fund the mortgages originated by NYMC.

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

Mortgage Portfolio Management

Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the preceding section. Beginning in July 2004, we began to implement our business plan of investing in high-quality, adjustable rate mortgage related securities and residential loans. Our mortgage portfolio, consisting primarily of residential mortgage-backed securities and mortgage loans held for investment, currently generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

•	invest in assets generated primarily from our self-origination of high-credit quality, single-family, residential mortgage loans;

•	invest in mortgage-backed securities originated by others, including ARM securities and collateralized mortgage obligation floaters (“CMO Floaters”);

•	generally operate as a long-term portfolio investor;

•	finance our portfolio by entering into repurchase agreements and as we aggregate mortgage loans for investment, issuing mortgage-backed bonds from time to time; and

•	generate earnings from the return on our mortgage securities and spread income from our mortgage loan portfolio.

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARMs, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from two to seven years. Our funding costs are generally not constant or fixed. As a result, we use derivative instruments (interest rate swaps and interest rate caps) to mitigate, but not eliminate, the risk of our cost of funding increasing or decreasing at a faster rate than the interest on our investment assets.

As of December 31, 2005, our mortgage securities portfolio consisted of 100% AAA- rated or Fannie Mae, Freddie Mac or Ginnie Mae-guaranteed (“FNMA/FHLMC/GNMA”) mortgage securities. This allows the company to obtain excellent financing rates as well as enhanced liquidity. The loans held in securitization trusts and mortgage loans held for investment consisted of high-credit quality prime adjustable rate mortgages with initial reset periods of no greater than seven years with 99.7% with initial reset periods of five years or less. The loan portfolio has had no credit losses to date. Our portfolio strategy for ARM loan originations is to acquire only high-credit quality ARM loans for our securitization process thereby limiting future potential losses.

Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis.  We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value.  We recorded an impairment loss of $7.4 million in the fourth quarter of 2005 because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered.   This impairment was not due to any underlying credit issues but was related to our intent to no longer hold identified lower-yield securities and to re-position our portfolio by selling such securities and replacing them with higher yield securities with similar credit characteristics in order to earn higher net interest spread in the future.

Known Material Trends and Commentary

Mortgage Lending. The U.S. residential mortgage market has experienced considerable growth during the past ten years according to The Bond Market Association and the Federal Reserve. According to the MBA’s February 7, 2006 Mortgage Finance Forecast, lenders originated $2.8 trillion in 2005, unchanged from the amount originated in 2004. However, the mix of origination volume changed substantially. In 2004, purchase mortgages comprised 47% of total originations while in 2005; purchase mortgages represented 58% of total originations. The chart below illustrates our origination volume growth for the past two years relative to the MBA industry projections:

For the year ended December 31, 2005, our total originations of residential mortgage loans, aided in part by our acquisition of selected Guaranteed Residential Lending (“GRL”) branches, increased by $1.6 billion, or 86%, versus the comparable period for the prior year. This 86% increase in our mortgage originations compares favorably to the marginal change for total U.S. 1-to-4-family mortgage originations for the period estimated in the February 7, 2006 Mortgage Finance Forecast. The following chart summarizes the our loan origination volume and characteristics for each of the four quarters of 2005 relative to our 2004 historical origination production:

With regard to purchase mortgage originations, statistics from the MBA indicate that since 1990, the volume of purchase mortgages year-after-year steadily increases throughout various economic and interest rate cycles. While management is unable to predict borrowing habits, we believe that historical trends indicate that the purchase mortgage market is relatively stable and our focus on retail based purchase origination volume contributes to consistent originations growth. For the year ended December 31, 2005, our purchase mortgage originations, aided in part by our acquisition of GRL, have increased by $896.2 million, or 82%, over the comparable period for the prior year. This increase presently exceeds the 13% increase forecasted in the MBA’s February 7, 2006 Mortgage Finance Forecast for total U.S. 1-to-4-family purchase mortgage originations for the period. The following chart summarizes the our purchase loan origination volume and characteristics for each of the four quarters of 2005 relative to our prior year purchase loan historical origination production:

For the year ended December 31, 2005, our originations of mortgage refinancings, aided in part by our acquisition of GRL, have increased by $695.7, million or 92%, versus the comparable period for the prior year. This 92% increase in our origination of mortgage refinancings compares favorably to the 12% decrease for total U.S. 1-to-4-family refinance mortgage originations for the period estimated in the MBA’s February 7, 2006 Mortgage Finance Forecast.

In the February 7, 2006 forecast, the MBA projected that mortgage loan volumes will decrease to $2.2 trillion in 2006, primarily due to an expected continued decline in the volume of loan refinancings. For the year ended December 31, 2005, NYMC’s residential purchase loan originations represented 58% of NYMC’s total residential mortgage loan originations as measured by principal balance, as compared to an industry-wide percentage of 54% for one-to-four family mortgage loans as estimated in the MBA’s February 7, 2006 Mortgage Finance Forecast. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume that has resulted from rising interest rates. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe this strategy enables us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.

State and local governing bodies are focused on certain practices engaged in by certain participants in the mortgage lending business relating to fees borrowers incur in obtaining a mortgage loan - generally termed “predatory lending” within the mortgage industry. In several instances, states or local governing bodies have imposed strict laws on lenders to curb such practices. To date, these laws have had an insignificant impact on our business. We have capped fee structures consistent with those adopted by federal mortgage agencies and have implemented rigid processes to ensure that our lending practices are not predatory in nature.

Liquidity. We depend on the capital markets to finance the mortgage loans we originate. In the short-term, we finance our mortgage loans using “warehouse” lines of credit and “aggregation” lines provided by commercial and investment banks. As we execute our business plan of securitizing self-originated or purchased mortgage loans, we have issued bonds from our loan securitizations and will own such bonds although we may sell the bonds to large, institutional investors at some point in the future. These bonds and some of our mortgage loans may be financed with repurchase agreements with well capitalized commercial and investment banks. Commercial and investment banks have provided significant liquidity to finance our operations through these various financing facilities. While management cannot predict the future liquidity environment, we are currently unaware of any material reason to prevent continued liquidity support in the capital markets for our business. See “Liquidity and Capital Resources” below for further discussion of liquidity risks and resources available to us.

The mortgage REIT industry has seen a significant increase in capital raising in the public markets. Additionally, there have been several new entrants, to the mortgage REIT business and other mortgage lender conversions (or proposed conversions) to REIT status. While many of these entrants focus on sub-prime and nonconforming mortgage lending, there are also entrants which will compete with our focus on the high-quality and prime mortgage marketplace. This increased activity may impact the pricing and underwriting guidelines within the high-quality and prime marketplace. We have not changed our guidelines or pricing in response to this activity nor do we have any plans to make such changes at this time.

Significance of Estimates and Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, many of which require the use of estimates, judgments and assumptions that affect reported amounts. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

Changes in the estimates and assumptions could have a material effect on these financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our financial statements. In accordance with SEC guidance, those material accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed below.

Revenue Recognition. Interest income on our residential mortgage loans and mortgage-backed securities is a combination of the interest earned based on the outstanding principal balance of the underlying loan/security, the contractual terms of the assets and the amortization of yield adjustments, principally premiums and discounts, using generally accepted interest methods. The net GAAP cost over the par balance of self-originated loans held for investment and premium and discount associated with the purchase of mortgage-backed securities and loans are amortized into interest income over the lives of the underlying assets using the effective yield method as adjusted for the effects of estimated prepayments. Estimating prepayments and the remaining term of our interest yield investments require management judgment, which involves, among other things, consideration of possible future interest rate environments and an estimate of how borrowers will react to those environments, historical trends and performance. The actual prepayment speed and actual lives could be more or less than the amount estimated by management at the time of origination or purchase of the assets or at each financial reporting period.

Fair Value. Generally, the financial instruments we utilize are widely traded and there is a ready and liquid market in which these financial instruments are traded. The fair values for such financial instruments are generally based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a financial instrument is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

In the normal course of our mortgage loan origination business, we enter into contractual interest rate lock commitments, or (“IRLCs”), to extend credit to finance residential mortgages. Mark-to-market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs to originate the loan. To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, we generally enter into forward sale loan contracts, or (“FSLCs”). Since the FSLCs are committed prior to mortgage loan funding and thus there is no owned asset to hedge, the FSLCs in place prior to the funding of a loan are undesignated derivatives under SFAS No. 133 and are marked to market with changes in fair value recorded to current earnings.

Impairment of and Basis Adjustments on Securitized Financial Assets. As previously described herein, we regularly securitize our mortgage loans and retain the beneficial interests created. In addition, we may purchase such beneficial interests from third parties. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate. We recorded an impairment loss of $7.4 million during 2005, because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered. At December 31, 2005, we have an unrealized loss of $4.1 million on the remaining securities in our portfolio, which we do not consider to represent an other than temporary impairment.

Loan Loss Reserves on Mortgage Loans. We evaluate a reserve for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held for sale and mortgage loans held in securitization trusts. The estimation involves the consideration of various credit-related factors including, but not limited to, current economic conditions, the credit diversification of the portfolio, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of our mortgage loans held for investment or held in the securitization trusts deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio. Two critical assumptions used in estimating the loan loss reserve are frequency and severity. Frequency is the assumed rate of default or the expected rate at which loans may go into foreclosure over the life of the loans. Severity represents the expected rate of realized loss upon disposition/resolution of the collateral that has gone into foreclosure. Based on the performance and credit characteristics of the loan portfolio as of December 31, 2005, management established a loan loss reserve of $12.1 thousand.

Securitizations.  We create securitization entities as a means of either:

•	creating securities backed by mortgage loans which we will continue to hold and finance that will be more liquid than holding whole loan assets; or
•
securing long-term collateralized financing for our residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to a match funding our balance sheet.

Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued.  On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, no gain or loss is recorded in connection with the securitizations.  Each securitization entity is evaluated in accordance with Financial Accounting Standards Board Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities, and we have determined that we are the primary beneficiary of the securitization entities.  As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization.  Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders.  All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage banking and its mortgage-backed securities investment activities.

All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. Ineffective portions, if any, of changes in the fair value or cash flow hedges are recognized in earnings.

New accounting pronouncements - In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Management believes SFAS 154 will have no impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. Management does not believe that SFAS 155 will have a material effect on the financial condition, results of operations, or liquidity of the Company.

Overview of Performance

For the year ended December 31, 2005, we reported a net loss of $5.3 million, as compared to net income of $4.9 million for the year ended December 31, 2004. Our revenues were driven largely from increases in interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment) and gain on sale income from loan originations sold to third parties (our “mortgage lending” segment) during the period. The change in net income is attributed to an increase in gain on sale revenues and net interest income from our investment portfolio. These gains were offset by an impairment charge of $7.4 million in the fourth quarter related to $388.3 million of available for sale securities that we anticipate selling in 2006 in order to rebalance our portfolio with higher yielding assets, one-time severance charges of $3.0 million, and increased expenses incurred for and subsequent to the acquisition of multiple retail loan origination locations during 2004. Also, the execution of our core business strategy to retain selected self-originated loans in our portfolio (this involves foregoing the gain on sale premiums we would have otherwise received when such loans are sold to third parties), which reduced the growth in gain on sale income from what it otherwise would have been.

As upfront expenses related to the acquisition and/or infrastructure enhancements of our loan origination capacity begin to result in higher production volume and lowered stabilized costs, the mortgage lending segment is expected to become a more meaningful contributor to our financial performance in the future. For the year ended December 31, 2005, total residential originations, including brokered loans, were $3.4 billion as compared to $1.8 billion and $1.6 billion for the same period of 2004 and 2003, respectively. The increase in our loan origination levels for the year ended December 31, 2005 as compared to the same period of 2004 and 2003 is the result of the addition of sales personnel and branch offices primarily in new and underserved markets. Total employees increased to 802 at December 31, 2005 from 782 at December 31, 2004; for 2005 we also had the benefit of a full year’s service from 275 employees related to our GRL acquisition in November 2004. Included in the total number of employees, the number of loan officers dedicated to originating loans decreased to 329 at December 31, 2005 from 344 at December 31, 2004. Full-service loan origination locations decreased to 28 offices and 26 satellite loan origination locations at December 31, 2005 from an aggregate of 66 locations at December 31, 2004.

Summary of Operations and Key Performance Measurements

For the year ended December 31, 2005, our net income was dependent upon our mortgage portfolio management operations and the net interest (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio of mortgage loans held for investment, mortgage loans held in the securitization trusts and residential mortgage-backed securities in our portfolio management segment. The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the year ended December 31, 2005:

	Amount	Average Outstanding Balance	Effective Rate
	(Dollar s in Millions)
Net Interest Income Components:
Interest Income
Investment securities and loans held in the securitization trusts	$60,988	$1,361.2	4.48%
Mortgage loans held for investment	7,778	146.6	5.31%
Amortization of premium	(6,041)	—	(0.40)%
Total interest income	$62,725	$1,507.8	4.16%
Interest Expense
Repurchase agreements	$43,107	$1,283.3	3.31%
Warehouse borrowings	5,847	142.7	4.04%
Interest rate swaps and caps	(1,106)	—	(0.08)%
Total interest expense	$47,848	$1,426.0	3.31%
Net Interest Income	$14,877		0.85%

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.

For the year ended December 31, 2005, our net income was also dependent upon our mortgage lending operations and originations from our mortgage lending segment, which include the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties. Our mortgage banking activities generate revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers. When we retain a portion of our loan originations for our investment portfolio, we do not realize the gain on sale premiums we would have otherwise recognized had these loans been sold to third parties and such loans retained on our balance sheet at cost. As a result, revenues in our mortgage banking segment are lower and the book value of these assets on our balance sheet, which are accounted for on a cost basis, may differ from their fair market value.

A breakdown of our loan originations for the year ended December 31, 2005 follows:

Description	Number of Loans	Aggregate Principal Balance ($000’s)	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size
Purchase mortgages	9,174	$1,985.7	57.8%	6.33%	$216,443
Refinancings	5,539	1,451.7	42.2%	5.99%	262,091
Total	14,713	$3,437.4	100.0%	6.19%	233,628
Adjustable rate or hybrid	6,296	$1,875.2	54.6%	6.00%	297,843
Fixed rate	8,417	1,562.2	45.4%	6.41%	185,595
Total	14,713	$3,437.4	100.0%	6.19%	233,628
Bankered	12,654	$2,875.3	83.6%	6.25%	227,224
Brokered	2,059	562.1	16.4%	5.84%	272,988
Total	14,713	$3,437.4	100.0%	6.19%	$233,628

The key performance measures for our origination activities are:

•	dollar volume of mortgage loans originated;

•	relative cost of the loans originated;

•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and

•	return on our mortgage asset investments and the related management of interest rate risk.

Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Year Ended December 31, 2005 Financial Highlights

•
Net income for the Company’s Mortgage Portfolio Management segment totaled $6.2 million for the year ended December 31, 2005 after recognition of an impairment loss on investment securities of $7.4 million.

•	Consolidated net loss totaled $5.3 million for the year ended December 31, 2005.

•	Completion of three securitizations totaling $896.9 million in residential mortgage loans, respectively.

•	Issuance of $45.0 million of trust preferred securities.

•	Total assets increased to $1.8 billion as of December 31, 2005 from $1.6 billion as of December 31, 2004.

•
Aided in part by the GRL acquisition, 89% growth in loan originations of $3.4 billion for the year ended December 31, 2005 as compared to $1.8 million for the year ended December 31, 2004 and relative to an overall industry increase of 0.7% for the year ended December 31, 2005 as projected by the MBA.

•	During the second quarter the Company undertook cost-cutting initiatives which reduced its overall recurring annual compensation expenses by an estimated $3.7 million.

•	The Company’s new wholesale lending division began operations.

Financial Condition

Balance Sheet Analysis - Asset Quality

Investment Portfolio Related Assets

Mortgage Loans Held in Securitization Trusts and Mortgage Loans Held for Investment. We retain in our portfolio substantially all of the adjustable-rate mortgage loans that we originate and that meet our investment criteria and portfolio requirements. These loans are classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans. Once securitized into sequentially rated classes, loans are classified as “mortgage loans held in securitization trusts.”

The following table details Mortgage Loans Held for Investment at December 31, 2005 (dollar amounts in thousands):

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held for Investment	$4,054	5.84%	$4,060	5.56%

During 2005, we securitized loan investments in three different securitizations:

•	New York Mortgage Trust 2005-1 (“NYMT ’05-1”), February 25, 2005; $419.0 million of loans
•	New York Mortgage Trust 2005-2 (“NYMT ’05-2”), July 28, 2005; $242.9 million of loans
•	New York Mortgage Trust 2005-3 (“NYMT ’05-3”), December 20, 2005; $235.0 of loans

The following table details Mortgage Loans Held in Securitization Trusts (dollar amounts in thousands):

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held in Securitization Trusts	$771,451	5.17%	$776,610	5.49%

At December 31, 2005 mortgage loans held for investment and mortgage loans held in securitization trusts totaled $780.7 million, or 44% of total assets. Of this mortgage loan investment portfolio 100% are traditional or hybrid ARMs and 74.9% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately seven years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

Prior to 2005, we had no loans held in securitization trusts. The following table sets forth the composition of our loans held for investment and in securitization trusts as of December 31, 2005:

Characteristics of Our Mortgage Loans Held for Investment and Securitization (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,609	$771,451	$776,610
Mortgage loans held for investment	11	4,054	4,060
Total Loans Held	1,620	$775,505	$780,670

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$486	$3,500	$25
Coupon Rate	5.26%	7.75%	3.00%
Gross Margin	2.40%	7.01%	1.13%
Lifetime Cap	11.08%	13.75%	9.00%
Original Term (Months)	360	360	359
Remaining Term (Months)	348	360	319

Percentage
Arm Loan Type
Traditional ARMs	4.7%
2/1 Hybrid ARMs	5.3%
3/1 Hybrid ARMs	32.4%
5/1 Hybrid ARMs	57.3%
7/1 Hybrid ARMs	0.3%
Total	100.0%
Percent of ARM loans that are Interest Only	74.9%
Weighted average length of interest only period	8.2 years

Percentage
Traditional ARMs - Periodic Caps
None	64.5%
1%	19.4%
Over 1%	16.1%
Total	100.0%

Percentage
Hybrid ARMs - Initial Cap
3.00% or less	29.6%
3.01%-4.00%	10.7%
4.01%-5.00%	58.2%
5.01%-6.00%	1.5%
Total	100.0%

Percentage
FICO Scores
650 or less	5.0%
651 to 700	18.0%
701 to 750	35.4%
751 to 800	38.2%
801 and over	3.4%
Total	100.0%
Average FICO Score	733

Percentage
Loan to Value (LTV)
50% or less	9.5%
50.01%-60.00%	9.4%
60.01%-70.00%	28.6%
70.01%-80.00%	49.7%
80.01% and over	2.8%
Total	100.0%
Average LTV	69.3%

Percentage
Property Type
Single Family	53.7%
Condominium	23.1%
Cooperative	10.1%
Planned Unit Development	9.2%
Two to Four Family	3.9%
Total	100.0%

Percentage
Occupancy Status
Primary	84.2%
Secondary	10.7%
Investor	5.1%
Total	100.0%

Percentage
Documentation Type
Full Documentation	61.8%
Stated Income	24.1%
Stated Income/ Stated Assets	11.8%
No Documentation	1.6%
No Ratio	0.7%
Total	100.0%

Percentage
Loan Purpose
Purchase	60.0%
Cash out refinance	25.2%
Rate & term refinance	14.8%
Total	100.0%

Percentage
Geographic Distribution: 5% or more in any one state
NY	32.7%
MA	19.4%
CA	14.1%
NJ	5.8%
FL	5.4%
Other (less than 5% individually)	22.6%
Total	100.0%

Delinquency Status

As of December 31, 2005, we had four delinquent loans totaling $2.0 million categorized as Mortgage Loans Held in Securitization Trusts. The table below shows delinquencies in our loan portfolio as of December 31, 2005 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$193.1	0.02%
61-90	—	—	—
90+	3	$1,771.0	0.23%

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

We establish an allowance for loan losses based on our estimate of credit losses inherent in the Company’s investment portfolio of residential loans held for investment. Our portfolio of mortgage loans held for investment is collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon management’s assessment of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors that management believes warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required and the potential for imprecision. As of December 31, 2005 and 2004 our allowance for loan losses totaled $12,000 and zero, respectively.

Investment Securities - Available for Sale. Our securities portfolio consists of agency securities or AAA-rated residential mortgage-backed securities. At December 31, 2005, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following table sets forth the credit characteristics of our securities portfolio as of December 31, 2005.

Characteristics of Our Investment Securities (dollar amounts in thousands):

	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$13,505	$13,535	2%	5.56%	5.45%
FHLMC Agency ARMs	FHLMC	91,835	91,217	13%	4.28%	3.82%
FNMA Agency ARMs	FNMA	298,526	297,048	41%	4.18%	3.91%
Private Label ARMs	AAA	315,835	314,682	44%	4.74%	4.51%
Total/Weighted Average		$719,701	$716,482	100%	4.47%	4.19%

The following table sets forth the interest rate repricing characteristics of our securities portfolio as of December 31, 2005 (dollar amounts in thousands):

	Carrying Value	% of Portfolio	Weighted Average Coupon
Interest Rate Repricing
< 6 Months	$13,535	2%	5.56%
< 24 Months	445,870	62%	4.28%
< 60 Months	257,077	36%	4.73%
Total	$716,482	100%	4.47%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2005 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$13,535	5.45%	$—		$—	—	$13,535	5.45%
FHLMC Agency ARMs	—	—	91,217	3.82%	—	—	91,217	3.82%
FNMA Agency ARMs	—	—	297,048	3.91%	—	—	297,048	3.91%
Private Label ARMs	—	—	57,605	4.22%	257,077	4.57%	314,682	4.51%
Total	$13,535	5.45%	$445,870	3.93%	$257,077	4.57%	$716,482	4.19%

Mortgage Lending Related Assets

Mortgage Loans Held for Sale. Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $108.3 million at December 31, 2005 as compared to $85.4 million at December 31, 2004. We use warehouse lines of credit and loan aggregation facilities to finance our mortgage loans held for sale. Fluctuations in mortgage loans held for sale, warehouse lines of credit, due to/from loan purchasers and related accounts are dependent on factors such as loan production, seasonality and our investor’s ability to purchase loans on a timely basis.

Due from Purchasers.  We had amounts due from loan purchasers totaling $121.8 million at December 31, 2005 as compared to $79.9 million at December 31, 2004. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end.

Escrow Deposits - Pending Loan Closings.  We had escrow deposits pending loan closing of $1.4 million at December 31, 2005 as compared to $16.2 million at December 31, 2004. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

Non-Loan or Investment Assets

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $9.1 million at December 31, 2005 versus $7.6 million at December 31, 2004.

Prepaid and Other Assets.  Prepaid and other assets totaled $16.5 million as of December 31, 2005. Prepaid and other assets consist primarily of a deferred tax benefit of $10.2 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

 Property and Equipment, Net - Property and equipment totaled $6.9 million as of December 31, 2005 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Mortgage Loans Held for Sale/for Investment. We had debt outstanding on our financing facilities which finance our mortgage loans held for sale and mortgage loans held for investment of $225.2 million at December 31, 2005 as compared to $359.2 million at December 31, 2004. As of December 31, 2005, the current weighted average borrowing rate on these financing facilities is 5.09%. The fluctuations in mortgage loans - held-for-sale and short-term borrowings are dependent on loans we have originated during the period as well as loans we have sold outright.

Financing Arrangements, Portfolio Investments. We have arrangements to enter into repurchase agreements, a form of collateralized borrowings, with 23 different financial institutions having a total line capacity of $5.4 billion. As of December 31, 2005 and December 31, 2004, there were $1.2 billion and $1.1 billion, respectively, of repurchase borrowings outstanding. Our repurchase agreements typically have terms of less than one year. As of December 31, 2005, the current weighted average borrowing rate on these financing facilities is 4.37%.

Collateralized Debt Obligations. On December 20, 2005 we issued CDOs secured by ARM loans and restricted cash placed as collateral for prefunded loans which will be replaced by ARM loans within 30 days. For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes interest rate caps and are held by the trust and recorded as an asset or liability of the Company. The interest rate cap limits the interest rate exposure on these transactions. As of December 31, 2005 we have CDO outstanding of $228.2 million with an average interest rate of 4.68%.

Subordinated Debentures. As of December 31, 2005, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (7.77% at December 31, 2005). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

$20 million of our subordinated debentures have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010.

Derivative Assets and Liabilities. We generally hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

In order to reduce these risks, we enter into interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. We also enter into interest rate cap agreements whereby, in exchange for a fee, we are reimbursed for interest paid in excess of a contractually specified capped rate.

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2005 and December 31, 2004 (dollar amounts in thousands):

	December 31, 2005	December 31, 2004
Derivative Assets:
Interest rate caps	$3,340	$411
Interest rate swaps	6,383	3,229
Interest rate lock commitments - loan commitments	123	5
Interest rate lock commitments - mortgage loans held for sale	—	33
Total derivative assets	$9,846	$3,678
Derivative Liabilities:
Forward loan sale contracts - loan commitments	(38)	(24)
Forward loan sale contracts - mortgage loans held for sale	(18)	(2)
Forward loan sale contracts - TBA securities	(324)	(139)
Interest rate lock commitments - mortgage loans held for sale	(14)	—
Total derivative liabilities	$(394)	$(165)

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2005 was $101.0 million and included $1.9 million of net unrealized gains on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.

Asset Acquisitions

Since our IPO in June 2004, we have originated and acquired high quality residential mortgage loans or securities for our investment portfolio. Nearly all our investment asset acquisitions have been hybrid ARM Assets with reset periods of less than five years or traditional ARM Assets generally indexed to LIBOR. The following table illustrates our origination and acquisition activity of such assets since our IPO.

Investment Portfolio Asset Originations and Acquisitions
(Dollar amounts in thousands)

	2005	2004
ARM Loans
Direct retail originations	$525,699	$95,077
Wholesale originations [1]	29,490	—
Correspondent originations	165,442	93,901
Total	$720,631	$188,978

ARM Securities
Agency securities	$388,265	$598,290
AAA-rated	314,682	540,897
Other privately issued	13,535	65,558
Total	$716,482	$1,204,745

[1]
Our wholesale division began origination operations in the fourth quarter of 2005. A significant portion of this division’s product is expected to be high-quality, portfolio eligible product in future periods.

Securitizations

During 2005, we completed three CDO transactions in which we securitized $896.9 million of our residential mortgage loans into a series of multi-class adjustable rate securities. In the first two CDOs, we elected to retain 100% of the resultant securities and finance them through repurchase agreements. The creation of mortgage-backed securities of our mortgage loans in this manner provides an asset with better liquidity and longer-term financing at better rates as opposed to financing whole loans through warehouse lines. Beginning with our third CDO of self-originated mortgage loans in December 2005, $235 million of ARM loans were permanently financed through the issuance of securities to third parties. Because we did not retain all of the resultant securities as in prior CDOs, this securitization eliminated the risk of short-term financing (eliminating the asset to liability duration gap) and the mark-to-market pricing risk inherent in financing through repurchase agreements or warehouse lines of credit; as a result of this permanent financing we are not subject to margin calls.

We did not account for these securitizations as sales because the transactions are secured borrowings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” A summary of the three CDOs completed in 2005 follows.

New York Mortgage Trust 2005-1. February 25, 2005 - securitization of approximately $419.0 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate	S&P Rating
A	$391,761	LIBOR + 27%	AAA
M-1	$18,854	LIBOR + 50%	AA
M-2	$6,075	LIBOR + 85%	A

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the trust was approximately 68.8% and the weighted average FICO score was approximately 729. The weighted average current loan rate of the pool of mortgage loans is approximately 4.56% and the weighted average maximum loan rate (after periodic rate resets) is 10.63%.

New York Mortgage Trust 2005-2. July 29, 2005 - securitization of approximately $242.9 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate	S&P Rating
A	$217,126	LIBOR + 33%	AAA
M-1	$16,029	LIBOR + 60%	AA
M-2	$6,314	LIBOR + 100%	A

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the trust was approximately 69.8% and the weighted average FICO score was approximately 736. The weighted average current loan rate of the pool of mortgage loans is approximately 5.46% and the weighted average maximum loan rate (after periodic rate resets) is 11.22%.

New York Mortgage Trust 2005-3. December 20, 2005 - securitization of approximately $235.0 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P and Moody’s, are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate	S&P/Moody’s Rating
A-1	$70,000	LIBOR + 24%	AAA / Aaa
A-2	$98,267	LIBOR + 23%	AAA / Aaa
A-3	$10,920	LIBOR + 32%	AAA / Aaa
M-1	$25,380	LIBOR + 45%	AA+ / Aa2
M-2	$24,088	LIBOR + 68%	AA / A2

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the Trust was approximately 69.5% and the weighted average FICO score was approximately 732. The weighted average current loan rate of the pool of mortgage loans is approximately 5.79% and the weighted average maximum loan rate (after periodic rate resets) is 11.58%.

Prepayment Experience

The cumulative prepayment rate (“CPR”) on our mortgage loan portfolio averaged approximately 27% during 2005 as compared to 20% during 2004. CPRs on our purchased portfolio of investment securities averaged approximately 29% while the CPRs on loans held for investment or held in our securitization trusts averaged approximately 24% during 2005. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

Results of Operations

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

Our results of operations for our mortgage lending segment during a given period typically reflect the total volume of loans originated and closed by us during that period. The volume of closed loan originations generated by us in any period is impacted by a variety of factors. These factors include:

•
The demand for new mortgage loans. Reduced demand for mortgage loans causes closed loan origination volume to decline. Demand for new mortgage loans is directly impacted by current interest rate trends and other economic conditions. Rising interest rates tend to reduce demand for new mortgage loans, particularly loan refinancings, and falling interest rates tend to increase demand for new mortgage loans, particularly loan refinancings.

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

In its February 7, 2006 Mortgage Finance Forecast, the MBA estimated that closed loan originations in the industry declined to $2.77 trillion in 2004 and remained static in 2005. Our origination volumes to date have continued to trend upward, due in part to the GRL acquisition. Although not forecast, a decline in the overall volume of closed loan originations may have a negative effect on our loan origination volume and net income. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume.

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

The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. In addition, the type of loan production is an important factor in recognizing gain on sale premiums. Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties. The following table summarizes our loan production for each quarter of 2005, 2004 and 2003.

		Aggregate		Weighted
		Principal	Percentage	Average	Average	Weighted
	Number	Balance	Of Total	Interest	Principal	Average
	of Loans	($ in millions)	Principal	Rate	Balance	LTV	FICO
2005:
Fourth Quarter
ARM	1,321	$452.5	55.0%	6.33%	$342,551	71.9	700
Fixed-rate	1,617	343.7	41.8%	6.79%	212,524	72.2	712
Subtotal-non-FHA	2,938	$796.2	96.8%	6.53%	$270,987	72.1	705
FHA - ARM	1	$0.2	0.0%	5.80%	$157,545	84.6	655
FHA - fixed-rate	194	26.5	3.2%	6.06%	136,820	93.5	639
Subtotal - FHA	195	$26.7	3.2%	6.06%	$136,927	93.4	639
Total ARM	1,322	$452.7	55.0%	6.33%	$342,411	72.0	700
Total fixed-rate	1,811	370.2	45.0%	6.74%	204,414	73.7	707
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Purchase mortgages	1,949	$426.8	51.9%	6.73%	$218,995	78.5	716
Refinancings	989	369.4	44.9%	6.29%	373,447	64.5	692
Subtotal-non-FHA	2,938	$796.2	96.8%	6.53%	$270,987	72.1	705
FHA - purchase	38	$6.1	0.7%	6.40%	$161,278	97.4	649
FHA - refinancings	157	20.6	2.5%	5.95%	131,033	92.1	636
Subtotal - FHA	195	$26.7	3.2%	6.06%	$136,927	93.4	639
Total purchase	1,987	$433.0	52.6%	6.72%	$217,891	78.8	715
Total refinancings	1,146	389.9	47.4%	6.28%	340,237	66.0	689
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Third Quarter
ARM	1,727	$513.3	51.2%	6.10%	$297,213	73.8	705
Fixed-rate	1,946	392.2	39.1%	6.43%	201,537	73.2	717
Subtotal-non-FHA	3,673	$905.5	90.3%	6.25%	$246,522	73.5	710
FHA - ARM	4	$0.8	0.1%	5.80%	$217,202	94.7	642
FHA - fixed-rate	700	95.9	9.6%	5.72%	136,954	92.9	633
Subtotal - FHA	704	$96.7	9.7%	5.72%	$137,410	93.0	633
Total ARM	1,731	$514.1	51.3%	6.10%	$297,028	73.8	705
Total fixed-rate	2,646	488.1	48.7%	6.29%	184,451	77.1	700
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Purchase mortgages	2,568	$558.1	55.7%	6.39%	$217,314	78.1	719
Refinancings	1,105	347.4	34.6%	6.01%	314,402	66.2	696
Subtotal-non-FHA	3,673	$905.5	90.3%	6.25%	$246,522	73.5	710
FHA - purchase	71	$11.7	1.2%	6.05%	$165,045	96.3	659
FHA - refinancings	633	85.0	8.5%	5.67%	134,310	92.5	630
Subtotal - FHA	704	$96.7	9.7%	5.72%	$137,410	93.0	633
Total purchase	2,639	$569.8	56.9%	6.38%	$215,908	78.5	718
Total refinancings	1,738	432.4	43.1%	5.94%	248,811	71.4	683
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Second Quarter
ARM	1,839	$537.9	57.2%	5.90%	$292,482	72.7	709
Fixed-rate	1,777	337.1	35.9%	6.47%	189,732	72.7	718
Subtotal-non-FHA	3,616	$875.0	93.1%	6.12%	$241,988	72.7	712
FHA - ARM	30	$4.8	0.5%	5.34%	$159,088	93.7	611
FHA - fixed-rate	449	59.9	6.4%	5.97%	133,408	92.6	624
Subtotal - FHA	479	$64.7	6.9%	5.92%	$135,016	92.7	623
Total ARM	1,869	$542.7	57.7%	5.89%	$290,341	72.8	708
Total fixed-rate	2,226	397.0	42.3%	6.39%	178,371	75.7	704
Total Originations	4,095	$939.7	100.0%	6.10%	$229,475	74.0	706

Purchase mortgages	2,652	$587.8	62.6%	6.21%	$221,657	76.4	720
Refinancings	964	287.2	30.5%	5.94%	297,918	65.1	695
Subtotal-non-FHA	3,616	$875.0	93.1%	6.12%	$241,988	72.7	712
FHA - purchase	85	$13.9	1.5%	5.99%	$163,693	96.3	644
FHA - refinancings	394	50.8	5.4%	5.91%	128,829	91.7	617
Subtotal - FHA	479	$64.7	6.9%	5.92%	$135,016	92.7	623
Total purchase	2,737	$601.7	64.1%	6.20%	$219,857	76.8	719
Total refinancings	1,358	338.0	35.9%	5.93%	248,860	69.1	684
Total Originations	4,095	$939.7	100.0%	6.10%	$228,973	74.0	706

First Quarter
ARM	1,313	$355.3	52.8%	5.61%	$270,603	72.7	708
Fixed-rate	1,274	247.8	36.9%	6.31%	194,541	71.4	719
Subtotal-non-FHA	2,587	$603.1	89.7%	5.90%	$233,145	72.2	712
FHA - ARM	59	$9.5	1.4%	5.10%	$160,093	93.8	648
FHA - fixed-rate	462	59.9	8.9%	5.85%	129,756	92.2	635
Subtotal - FHA	521	$69.4	10.3%	5.75%	$133,191	92.4	637
Total ARM	1,372	$364.8	54.2%	5.60%	$265,851	73.2	706
Total fixed-rate	1,736	307.7	45.8%	6.22%	177,299	75.5	703
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

Purchase mortgages	1,717	$365.9	54.4%	6.03%	$213,081	76.2	723
Refinancings	870	237.2	35.3%	5.69%	272,743	66.0	696
Subtotal-non-FHA	2,587	$603.1	89.7%	5.90%	$233,145	72.2	712
FHA - purchase	95	$15.1	2.2%	5.66%	$158,699	97.2	672
FHA - refinancings	426	54.3	8.1%	5.78%	127,503	91.0	627
Subtotal - FHA	521	$69.4	10.3%	5.75%	$133,191	92.4	637
Total purchase	1,812	$381.0	56.6%	6.02%	$210,230	77.0	721
Total refinancings	1,296	291.5	43.4%	5.71%	225,002	70.7	683
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

2004:
Fourth Quarter
ARM	1,094	$330.1	52.2%	5.23%	$301,765	71.1	714
Fixed-rate	956	206.8	32.7%	6.32%	216,266	72.1	714
Subtotal-non-FHA	2,050	$536.9	84.9%	5.65%	$261,893	71.5	714
FHA - ARM	150	$19.5	3.1%	5.20%	$130,215	92.7	627
FHA - fixed-rate	599	76.2	12.0%	6.04%	127,281	92.0	622
Subtotal - FHA	749	$95.7	15.1%	5.87%	$127,868	92.1	623
Total ARM	1,244	$349.6	55.3%	5.23%	$281,080	72.3	709
Total fixed-rate	1,555	283.0	44.7%	6.24%	181,988	77.5	689
Total Originations	2,799	$632.6	100.0%	5.68%	$226,029	74.6	700

Purchase mortgages	1,426	$353.3	55.8%	5.65%	$247,722	75.1	724
Refinancings	624	183.6	29.1%	5.65%	294,278	64.4	694
Subtotal-non-FHA	2,050	$536.9	84.9%	5.65%	$261,893	71.5	714
FHA - purchase	82	$13.3	2.1%	5.93%	$162,494	96.4	647
FHA - refinancings	667	82.4	13.0%	5.86%	123,611	91.4	619
Subtotal - FHA	749	$95.7	15.1%	5.87%	$127,868	92.1	623
Total purchase	1,508	$366.6	57.9%	5.66%	$243,088	75.9	721
Total refinancings	1,291	266.0	42.1%	5.71%	206,102	72.8	671
Total Originations	2,799	$632.6	100.0%	5.68%	$226,029	74.6	700

Third Quarter
ARM	692	$208.9	50.3%	5.06%	$301,879	70.7	718
Fixed-rate	639	145.7	35.1%	6.70%	228,013	71.0	714
Subtotal-non-FHA	1,331	$354.6	85.4%	5.73%	$266,416	70.8	716
FHA - ARM	52	$6.8	1.6%	5.29%	$130,769	92.2	597
FHA - fixed-rate	429	54.0	13.0%	6.33%	125,874	92.2	612
Subtotal - FHA	481	$60.8	14.6%	6.21%	$126,403	92.2	610
Total ARM	744	$215.7	51.9%	5.07%	$289,919	71.4	714
Total fixed-rate	1,068	199.7	48.1%	6.60%	186,985	76.7	687
Total Originations	1,812	$415.4	100.0%	5.80%	$229,249	73.9	701

Purchase mortgages	1,019	$265.9	64.0%	5.78%	$260,942	73.4	725
Refinancings	312	88.7	21.4%	5.59%	284,295	63.1	691
Subtotal-non-FHA	1,331	$354.6	85.4%	5.73%	$266,416	70.8	716
FHA - purchase	54	$8.7	2.1%	6.36%	$161,111	95.0	637
FHA - refinancings	427	52.1	12.5%	6.18%	122,014	91.8	605
Subtotal - FHA	481	$60.8	14.6%	6.21%	$126,403	92.2	610
Total purchase	1,073	$274.6	66.1%	5.80%	$255,918	74.1	722
Total refinancings	739	140.8	33.9%	5.81%	190,528	73.7	660
Total Originations	1,812	$415.4	100.0%	5.80%	$229,249	73.9	701

Second Quarter
ARM	781	$253.4	49.3%	4.91%	$324,456	69.8	722
Fixed-rate	797	167.2	32.5%	6.31%	209,787	70.6	720
Subtotal-non-FHA	1,578	$420.6	81.8%	5.47%	$266,540	70.1	721
FHA - ARM	29	$4.1	0.8%	4.37%	$141,379	93.5	653
FHA - fixed-rate	764	89.3	17.4%	5.87%	116,885	91.9	655
Subtotal - FHA	793	$93.4	18.2%	5.81%	$117,781	92.0	654
Total ARM	810	$257.5	50.1%	4.90%	$317,901	70.1	721
Total fixed-rate	1,561	256.5	49.9%	6.16%	164,318	78.0	697
Total Originations	2,371	$514.0	100.0%	5.53%	$216,786	74.1	709

Purchase mortgages	1,021	$262.7	51.1%	5.46%	$257,297	74.8	728
Refinancings	557	157.9	30.7%	5.48%	283,483	62.2	711
Subtotal-non-FHA	1,578	$420.6	81.8%	5.47%	$266,540	70.1	721
FHA - purchase	71	$10.6	2.1%	6.25%	$149,296	96.1	633
FHA - refinancings	722	82.8	16.1%	5.75%	114,681	91.4	657
Subtotal - FHA	793	$93.4	18.2%	5.81%	$117,781	92.0	654
Total purchase	1,092	$273.3	53.2%	5.49%	$250,275	75.6	724
Total refinancings	1,279	240.7	46.8%	5.57%	188,194	72.3	693
Total Originations	2,371	$514.0	100.0%	5.53%	$216,786	74.1	709

First Quarter
ARM	458	$121.8	43.0%	5.55%	$265,982	83.8	839
Fixed-rate	578	151.8	53.5%	5.43%	262,547	60.1	611
Subtotal-non-FHA	1,036	$273.6	96.5%	5.48%	$264,066	70.7	713
FHA - ARM	—	—	—	—	—	—	—
FHA - fixed-rate	35	$9.8	3.5%	4.48%	281,445	68.0	445
Subtotal - FHA	35	$9.8	3.5%	4.48%	$281,445	68.0	445
Total ARM	458	$121.8	43.0%	5.55%	$265,982	83.8	839
Total fixed-rate	613	161.6	57.0%	5.38%	263,626	60.6	601
Total Originations	1,071	$283.4	100.0%	5.45%	$264,633	70.6	703

Purchase mortgages	623	$164.2	57.9%	5.42%	$263,586	74.1	711
Refinancings	413	109.4	38.6%	5.58%	264,789	65.5	715
Subtotal-non-FHA	1,036	$273.6	96.5%	5.48%	$264,066	70.7	713
FHA - purchase	27	$7.8	2.8%	4.73%	$289,221	73.2	462
FHA - refinancings	8	2.0	0.7%	3.55%	255,200	48.3	380
Subtotal - FHA	35	$9.8	3.5%	4.48%	$281,445	68.0	445
Total purchase	650	$172.0	60.7%	5.39%	$264,651	74.1	700
Total refinancings	421	111.4	39.3%	5.54%	264,607	65.2	708
Total Originations	1,071	$283.4	100.0%	5.45%	$264,633	70.6	703

2003:
Fourth Quarter
ARM	502	$181.1	53.3%	4.79%	$360,691	69.8	708
Fixed-rate	705	158.7	46.7%	6.57%	225,127	69.5	707
Total Originations	1,207	$339.8	100.0%	5.62%	$281,509	69.7	707

Purchase mortgages	749	$203.2	59.8%	5.66%	$271,209	75.8	712
Refinancings	458	136.6	40.2%	5.58%	298,353	61.2	699
Total Originations	1,207	$339.8	100.0%	5.62%	$281,509	69.7	707

Third Quarter
ARM	585	$224.1	46.1%	4.76%	$383,018	67.6	714
Fixed-rate	1,062	262.2	53.9%	6.17%	246,880	66.5	707
Total Originations	1,647	$486.3	100.0%	5.53%	$295,235	67.0	711

Purchase mortgages	772	$218.2	44.9%	5.73%	$282,537	75.3	717
Refinancings	875	268.1	55.1%	5.35%	306,439	59.8	706
Total Originations	1,647	$486.3	100.0%	5.53%	$295,235	67.0	711

Second Quarter
ARM	452	$158.1	38.3%	4.77%	$349,624	66.5	691
Fixed-rate	1,051	254.8	61.7%	6.12%	242,478	66.6	714
Total Originations	1,503	$412.9	100.0%	5.60%	$274,700	66.6	705

Purchase mortgages	647	$173.7	42.1%	5.73%	$268,487	74.3	690
Refinancings	856	239.2	57.9%	5.50%	279,397	60.9	716
Total Originations	1,503	$412.9	100.0%	5.60%	$274,700	66.6	705

First Quarter
ARM	399	$144.1	39.9%	5.13%	$361,230	69.5	720
Fixed-rate	948	217.3	60.1%	6.46%	229,203	70.7	707
Total Originations	1,347	$361.4	100.0%	5.93%	$268,311	70.3	712

Purchase mortgages	845	$208.5	57.7%	6.09%	$246,758	77.9	721
Refinancings	502	152.9	42.3%	5.72%	304,590	59.8	699
Total Originations	1,347	$361.4	100.0%	5.93%	$268,311	70.3	712

Our increase in loan origination volume and other operational and financial performance results was primarily dependent on the number of offices and our level of staffing these offices. Our personnel costs are largely variable in that loan origination personnel are paid commissions on loan production volume and the related operations personnel are somewhat variable in terms of have flexibility to scale operations based on volume levels. Our staffing levels also have a high correlation to levels of expense for marketing and promotion expense, office supplies, data processing and travel and entertainment expenses. Likewise, the number of offices and branches which we operate has a high correlation to occupancy and equipment expense.

Other Operational Information

	For the Year Ended December 31,
	2005	2004	% Change	2003	% Change
Loan officers	329	344	(4.4)%	142	142.3%
Other employees	473	438	8.0%	193	126.9%
Total employees	802	782	2.6%	335	133.4%

Number of sales locations	54	66	(18.2)%	15	340.0%

To supplement our organic growth in originations, we acquired eight branches with 134 employees of Staten Island Bank (“SIB”) in March 2004 and 15 branches with 275 employees of GRL in November 2004. During the course of 2004 and 2005, these acquisitions have been fully integrated within our structural framework of operations.

Results of Operations - Comparison of Years Ended December 31, 2005, 2004 and 2003

Net Income - Overview
Comparative Net Income

($ in thousands)	For the Year Ended December 31,
	2005	2004	% Change	2003	% Change
Net (loss)/income	$(5,340)	$4,947	(207.9)%	$13,726	(64.0)%
EPS (Basic)	$(0.30)	$0.28	(207.1)%	$—	—
EPS (Diluted)	$(0.30)	$0.27	(211.1)%	$—	—

For the year ended December 31, 2005, we reported net loss of $5.3 million, as compared to net income of $4.9 million for the year ended December 31, 2004.  Our revenues were driven largely from interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment) and gain on sale income from loan originations sold to third parties (our “mortgage lending” segment) during the period.  The change in net income is attributed to an increase in gain on sale income and net interest income from our investment portfolio. These gains were offset by the execution of our core business strategy to retain selected originated loans in our portfolio (thus forgoing the gain on sale premiums we would have otherwise received when such loans are sold to third parties), an impairment charge of $7.4 million in the fourth quarter related to $388.3 million of available for sale securities that we now anticipate selling in 2006 in order to rebalance our portfolio with higher yielding assets, one-time severance charges of $3.0 million, and increased expenses incurred for and subsequent to the acquisition of multiple retail loan origination locations during 2004.

Net income in 2003 was reflective of our pre-IPO operation as only a mortgage originator.  2003 was a year of record earnings for many mortgage originators due to low interest rates and record mortgage lending volumes.  Subsequent to our IPO in June 2004, and after a ramp-up period of approximately three months, our mortgage portfolio operations became a significant contributor to our net income.  During 2004, our mortgage lending segment began to feel the effects of higher interest rates and reduced net interest and gain on sale margin on mortgage loans that we bankered and sold to third parties.  Furthermore, as part of our self-origination strategy, loans originated and retained for investment, further contribute to the decline in GAAP net income in that we forgo the gain on sale premiums we would have otherwise received had those loans been sold to a third party.

Comparative Net Interest Income

($ in thousands)	For the Year Ended December 31,
	2005	2004	% Change	2003	% Change
Interest income	$77,476	$27,299	183.8%	$7,609	258.8%
Interest expense	60,104	16,013	275.3%	3,266	390.3%
Net interest income	$17,372	$11,286	53.9%	$4,343	159.9%

Net interest income contributed $17.4 million, $11.3 million and $4.3 million to total revenues for the years ended December 31, 2005, 2004, and 2003, respectively. Our portfolio investment strategy was initiated in the third quarter of 2004; prior to that period net interest income was earned on mortgage loans held for sale during the interim period of funding a loan to a borrower and the ultimate sale of the loan to a third party

Non-interest related expenses were higher for the year ended December 31, 2005, relative to 2004 and 2003 as a result of our new business strategies implemented with the completion of our IPO in mid-year 2004. Incremental expenses primarily include higher salaries for management of the portfolio management segment and increased professional fee expenses for audit and implementation costs of Sarbanes-Oxley 404 compliance. With regard to our mortgage lending operations in place during all three past years, we incurred incremental expenses associated with new or consolidating branch offices and satellite locations and increased personnel costs associated with an expansion of NYMC’s information technology, accounting, operations and marketing departments in connection with these new branches and locations and business strategies. In addition, during the year ended December 31, 2005, a charge of $2.3 million in compensation expense was recorded primarily for the prior issuance of performance shares and accrued bonuses issued in connection with our hiring and retention of former GRL branch employees. As a result of our acquisition of the GRL branches in mid-November 2004, we incurred upfront expenses, with little offsetting revenues, through the mid-point of the first quarter due to lag time in closing the new originations associated with the assumption of these branches.

Comparative Other Non-Interest Related Expense

($ in thousands)	For the Year Ended December 31,
	2005	2004	% Change	2003	% Change
Other non-interest related expenses	$63,034	$36,329	73.5%	$20,376	78.3%

Revenues

Net Interest Income. The following table summarizes the changes in net interest income for 2005, 2004 and 2003:

Yields Earned on Mortgage Loans and Securities and Rates on Financial Arrangements

($ in thousands)	2005			2004			2003
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($Millions)			($Millions)			($Millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$1,347.4	$60,988	4.53%	$1,006.8	$21,338	4.24%	—	—	—
Loans held for investment	145.7	7,778	5.34%	32.9	723	4.09%	—	—	—
Loans held for sale	238.7	14,751	6.19%	122.6	6,905	5.63%	134.5	7,609	5.66%
Amortization of net premium	14.7	$(6,041)	(0.46)%	$11.5	$(1,667)	(0.46)%	—		$—%
Interest income	$1,746.5	$77,476	4.44%	$1,173.8	$27,299	4.65%	134.5	$7,609	5.66%

Interest Expense:
Investment securities and loans held in the securitization trusts	$1,283.3	$42,001	3.23%	$930.1	$11,982	4.09%	—	$—	—
Loans held for investment	142.7	5,847	4.04%	32.7	488	2.72%	—	—	—
Loans held for sale	233.3	10,252	4.39%	103.3	3,543	2.65%	117.0	3,266	2.54%
Subordinated debentures	26.6	2,004	7.54%	—	—	—	—	—	—
Interest expense	$1,685.9	$60,104	3.52%	$1,066.1	$16,013	3.0. %	$117.0	$3,266	2.54%
Net interest income	$60.6	$17,372	0.92%	$107.7	$11,286	1.65%	$17.5	$4,344	3.12%

For our portfolio investments of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread for each quarter since we began our portfolio investment activities follows:

As of the Quarter Ended	Average Interest Earning Assets ($ millions)	Historical Weighted Average Coupon	Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Gain on Sales of Mortgage Loans. The following table summarizes the gain on sales of mortgage loans for 2005, 2004 and 2003:

Gain on Sales of Mortgage Loans

($ in thousands)	For the Year Ended December 31,
	2005	2004	% Change	2003	% Change
Total bankered loan volume	$2,875,288	$1,435,340	100.32%	$1,234,848	16.24%
Total bankered loan volume - units	12,654	6,882	83.87%	4,770	44.28%

Bankered originations retained in portfolio	$555,189	$95,077	483.94%	—	—
Bankered originations retained in portfolio - units	1,249	187	567.91%	—	—

Net bankered loan volume	$2,320,099	$1,340,263	73.11%	$1,234,848	8.54%
Net bankered loan volume - units	11,405	6,695	70.35%	4,770	40.36%

Gain on sales of mortgage loans	$26,783	$20,835	28.55%	$23,031	(9.53)%
Average gain on sale spread	0.51%	0.44%	15.91%	0.30%	46.67%

The increase in bankered loan volumes during the years ended 2005 and 2004 is due to increased loan origination personnel and branch offices as compared to each prior year. The year ended 2005 includes full year utilization of increased personnel and branches while the increases for year ended 2004 primarily occurred in the latter half of the year.

While bankered loan volumes have increased, the gain on sales of mortgage loans have not had a correlating increase due to lower net market spreads as a result of lower premiums when sold to third parties in 2005 and a higher cost of origination, in part due to the upfront and incremental costs of the GRL acquisition that were expensed in 2005. Such costs, such as amortization of the pipeline premium paid to GRL and retention compensation for GRL employees were primarily expensed in 2005.

Furthermore, gain on sale revenues in 2005 and 2004 are impacted by the execution of our core business strategy: retaining selected adjustable rate mortgages for our investment portfolio. The execution of this strategy, which began in the third quarter of 2004 after our IPO, requires that we forgo the gain on sale premiums (revenues) we would otherwise receive when we sell these loans to third-parties. Instead, the cost basis of these loans, which is far lower than the loan and its associated third-party premium, is retained in our investment portfolio with the inherent value of the loan realized over time. For the years ended December 31, 2005 and 2004, we originated and retained $555.2 million and $95.1 million respectively, of loans in our investment portfolio and estimate that the forgone gain on sale premium, net of the cost basis of these loans when retained in our investment portfolio, was $7.5 million and $2.0 million, respectively.

Brokered Loan Fees. The following table summarizes brokered loan volume, fees and related expenses for the fiscal years ended 2005, 2004 and 2003:

Brokered Loan Fees and Brokered Loan Expense

($ in thousands)	For the Year Ended December 31,
	2005	2004	% Change	2003	% Change
Total brokered loan volume	$562.1	$410.1	37.1%	$365.5	12.2%
Total brokered loan volume - units	2,059	1,171	75.8%	934	25.4%

Brokered loan fees	$9,991	$6,895	44.9%	$6,683	3.2%
Brokered loan expenses	$7,543	$5,276	43.0%	$3,734	41.3%

The increase in brokered loan volume during the years ended 2005 and 2004 is due to increased loan origination personnel and branch offices as compared to each prior year. The year ended 2005 includes full year utilization of increased personnel and branches while the increases for year ended 2004 primarily occurred in the latter half of the year.

While brokered loan volumes have increased, brokered loan revenues have not had a correlating increase due to lower lender rebates/premiums. Broker loan expenses, as a percentage of brokered loan revenues have increased in 2005, relative to 2004 and 2003, due to higher costs of origination, in part due to the upfront and incremental costs of the GRL acquisition that were directed allocated and expensed in 2005.

Gain on sale of securities and related hedges. During the year ended December 31, 2005, the gain on the sale of securities and related hedges was $2.2 million as compared to $0.8 million and zero for the years ended 2004 and 2003, respectively.

Impairment loss on investment securities. During the year ended December 31, 2005 we recognized an impairment loss on investment securities of $7.4 million as compared to zero for the same period of 2004 and 2003, respectively. This loss, recognized in the fourth quarter of 2005, relates to $388 million of securities classified as available for sale securities for which we changed our intent to hold, and now plan to liquidate as part of our portfolio restructuring.

Expenses

Most of our expenses are directly correlated to our staffing levels and our number of offices:

($ in thousands)	For the Year Ended December 31,
	2005	2004	% Change	2003	% Change
Loan officers	329	344	(4.4)%	142	142.3%
Other employees	473	438	8.0%	193	126.9%
Total employees	802	782	2.6%	335	133.4%

Number of sales locations	54	66	(18.2)%	15	340.0%

Salaries and benefits	$30,979	$17,118	81.0%	$9,247	85.1%
Occupancy and equipment	6,127	3,529	73.6%	2,018	74.9%
Marketing and promotion	4,861	3,190	52.4%	1,008	216.5%
Data processing and communications	2,371	1,598	48.4%	608	162.8%
Office supplies and expenses	2,333	1,519	53.6%	803	89.2%
Travel and entertainment	840	612	37.3%	666	(8.1)%
Depreciation and amortization	1,716	690	148.7%	412	67.5%

The category increases noted above are in direct correlation to the 86% and 13% increases in loan origination volume exhibited for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. Additionally, increased expenses in the fiscal year ended December 31, 2004 over the same period of 2003 were due to the ramp up of additional key staff and costs necessary for our transition to a public company following our IPO in June of that year as well as the integration of the GRL acquisition in the latter half of 2004. Fiscal year end December 31, 2005 reflects a full year of these expenses.

Professional Fees Expense. During the year ended December 31, 2005, we had professional fees expense of $4.7 million compared to $2.0 million and $1.0 million for the same periods of 2004 and 2003, an increase of 135% and 100% for the respective periods. This increase was primarily due to the increased costs of compliance with various regulatory and public company requirements, such as the Sarbanes-Oxley Act of 2002 and increases in dues, licenses and permits in states where NYMC has a new presence.

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

We believe our existing cash balances and funds available under our credit facilities and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed these on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash in most circumstances. We do, however, expect to expand our mortgage origination operations and may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that expansion. At December 31, 2005, we had no commitments for any additional financings, and we cannot ensure that we will be able to obtain any future additional financing at the times required and on terms and conditions acceptable to us.

To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity, at December 31, 2005, was 16 to 1. We, and the providers of our finance facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at December 31, 2005 as a form of equity which would result in an adjusted leverage ratio of 11 to 1.

We have arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions with total borrowing capacity of $5.4 billion; as of December 31, 2005 we had borrowed from eight of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2005 we had $1.2 billion in outstanding repurchase agreements. Under these repurchase agreements the financial institutions lend money versus the market value of our mortgage-backed securities portfolio, and, accordingly, an increase in interest rates can have a negative impact on the valuation of these securities, resulting in a potential margin call from the financial institution. We monitor the market valuation fluctuation as well as other liquidity needs to ensure there is adequate collateral available to meet any additional margin calls or liquidity requirements.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At December 31, 2005 we had $645.0 million in interest rate swaps outstanding with six different financial institutions. The weighted average maturity of the swaps was 334 days at December 31, 2005. The impact of the interest swaps extends the maturity of the repurchase agreements to one year.

To originate a mortgage loan, we may draw against a $200.0 million repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB. This facility is secured by the mortgage loans owned by us. Advances drawn under this facility bear interest at rates that vary depending on the type of mortgage loans securing the advances. This facility is subject to sub-limits, advance rates and terms that vary depending on the type of mortgage loans securing these financings and the ratio of our liabilities to our tangible net worth. As of December 31, 2005, the aggregate outstanding balance under this facility was $144.0 million and the aggregate maximum amount available for additional borrowings was $56.0 million. This agreement is not a committed facility and may be terminated at any time at the discretion of the counterparty.

In addition to this facility, we may also draw against a master loan and security agreement with Greenwich Capital for $250 million and $300 million with Deutsche Bank Structured Products, Inc. Under these agreements, the counterparty provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus a spread (starting at 0.62%) that varies depending on the types of mortgage loans securing these facilities. Advances under this facility are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. This facility is not a committed facility and may be terminated at any time at the discretion of the counterparties. As of December 31, 2005 the outstanding balance of the Greenwich facility was $81.6 million and the Deutsche Bank facility was zero with the maximum aggregate amount available for additional borrowings of $168.4 million.

The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 20 to 1 in the case of each of the CSFB facility, 20 to 1 and 20 to 1 in the case of the Greenwich Capital facility and 15 to 1 in the case of Deutsche Bank, as well as to comply with applicable regulatory and investor requirements. These facilities also contain various covenants pertaining to, among other things, the maintenance of certain periodic income thresholds and working capital. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of December 31, 2005, the Company was in compliance with all covenants with the exception of the net income covenant on the CSFB and Greenwich facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

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

As of December 31, 2005, our aggregate warehouse and repurchase facility borrowings under these facilities were $225.2 million and $1.2 billion, respectively, at an average interest rate of approximately 4.89%.

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

Contractual Obligations

The Company had the following contractual obligations (excluding derivative financial instruments) at December 31, 2005:

($ in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Reverse repurchase agreements	$1,166,499	$1,166,499	—	—	—
Warehouse facilities	225,186	225,186	—	—	—
Operating leases	16,768	4,685	9,967	2,116	—
Collateralized debt obligations(1)	228,226	33,233	95,949	36,122	62,922
Subordinated debentures	45,000	—	—	—	45,000
Employment agreements(2)	7,385	1,846	5,539	—	—
	$1,689,064	$1,431,449	$111,455	$38,238	$107,922

(1)
Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(2)	Represents base cash compensation of executive officers.

New Accounting Pronouncements

In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based payment,” ( “SFAS No. 123R”) which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for our company with the quarter beginning January 1, 2006. We have elected to expense share based compensation in accordance with SFAS No. 123, therefore proactively adopting the requirements of SFAS No. 123R.

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

In our investment portfolio, our primary market risk is interest rate risk. Interest rate risk can be defined as the sensitivity of our portfolio, including future earnings potential, prepayments, valuations and overall liquidity. We attempt to manage interest rate risk by adjusting portfolio compositions, liability maturities and utilizing interest rate derivatives including interest rate swaps and caps. Management’s goal is to maximize the earnings potential of the portfolio while maintaining long term stable portfolio valuations.

We utilize a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps.

Based on the results of this model, as of December 31, 2005, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 30-35 basis points as compared to our base line projections over the next year.

The following tables set forth information about financial instruments (dollar amounts in thousands):

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	51,763	(380)	(380)
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,858,860	3,340	3,340

	December 31, 2004
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$1,194,055	$1,204,745	$1,204,745
Mortgage loans held for investment	188,859	190,153	190,608
Mortgage loans held for sale	85,105	85,385	86,098
Commitments and contingencies:
Interest rate lock commitments	156,110	38	38
Forward loan sales contracts	97,080	(165)	(165)
Interest rate swaps	670,000	3,228	3,228
Interest rate caps	250,000	411	411

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

Conversely, if interest rates rise or if the differences between long-term and short-term interest rates increase the rate of prepayment on our mortgage assets may decrease. Decreased prepayments would cause us to amortize the premiums paid for our ARM assets over a longer time period, thus resulting in an increased net yield on our mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM Assets portfolio increase to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

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

Market (Fair Value) Risk

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2005 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years - a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2005. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of December 31, 2005.

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

Net Portfolio Duration
December 31, 2005

Basis point increase
	Base	+100	+200
Mortgage Portfolio	1.20 years	1.56 years	1.69 years
Borrowings (including hedges)	0.29	0.29	0.29
Net	0.91 years	1.27 years	1.40 years

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

Our mortgage lending operations require significant cash to fund loan originations. Our warehouse lending arrangements, including repurchase agreements, support the mortgage lending operation. Generally, our warehouse mortgage lenders allow us to borrow between 96% and 100% of the outstanding principal. Funding for the difference - generally 2% of the principal - must come from other cash inflows. Our operating cash inflows are predominately from cash flow from mortgage securities, principal and interest on mortgage loans, third party sales of originated loans that do not fit our portfolio investment criteria, and fee income from loan originations. Other than access to our financing facilities, proceeds from equity offerings have been used to support operations.

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

For the three months ended December 31, 2005, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 31%, compared to 30% for the three months ended September 30, 2005, to 27% for the three months ended June 30, 2005, to 22% for the three months ended March 31, 2005 and 24% for the three months ended December 31, 2004. The constant prepayment rate averaged approximately 33% during the year of operations ended December 31, 2005. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

We mitigate credit risk by directly underwriting our own loan originations and re-underwriting any loans originated through our correspondent networks. With regard to the purchased mortgage security portfolio, we rely on the guaranties of FNMA, FHLMC, GNMA or the AAA/Aaa rating established by the Rating Agencies.

With regard to loan originations, factors such as FICO score, LTV, debt-to-income ratio, and other borrower and collateral factors are evaluated. Credit enhancement features, such as mortgage insurance may also be factored into the credit decision. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

Our loan originations are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing. In addition, in the supply constrained housing markets we focus on, housing values tend to be high and, generally, underwriting standards for higher value homes require lower LTVs and thus more owner equity further mitigating credit risk. Finally, the higher housing value/mortgage loan financing markets allow for more cost efficient origination volume in terms of dollars and units. For our mortgage securities that are purchased, we rely on the Fannie Mae, Freddie Mac, Ginnie Mae and AAA-rating of the securities supplemented with additional due diligence.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control -Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein beginning on page F-2 of this annual report on Form 10-K.

Item 9B. OTHER INFORMATION

On February 28, 2006, the Compensation Committee of the Company’s Board of Directors granted 2005 cash incentive bonuses to each of the Company’s executive officers and is summarized in the following table along with 2006 contractual salaries:

	2006 Annual Salary(1)	2005 Cash Bonus(2)
Steven B. Schnall	$409,500	$35,000
Chairman of the Board and Co-Chief Executive Officer
David A. Akre	409,500	35,000
Co-Chief Executive Officer
Michael I. Wirth	336,000	105,000
Executive Vice President and Chief Financial Officer
Joseph V. Fierro	330,750	20,000
Chief Operating Officer of NYMC
Steven R. Mumma	$300,000	$105,000
Vice President and Chief Investment and Operating Officer

(1)	Pursuant to each of the executive officer’s employment agreements, 2006 base salaries reflect a 3.4% increase over base salary as established in 2005.

There was no change to the fees payable to our directors. Our Board of Directors approved the grant of 2,500 shares of stock on September 15, 2005 to each of our non-employee directors. These stock awards vest immediately upon issuance.

On December 13, 2005, NYMC Loan Corporation, a wholly owned subsidiary of New York Mortgage Trust, Inc. (the “Company”), and the Company entered into a $300 million master repurchase agreement (the “Agreement”) with DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp. (each a “Buyer” and collectively the “Buyers”) to finance, on a short-term basis, mortgage loans originated by The New York Mortgage Company, LLC (“assets”). The Company guaranteed the payment and performance of NYMC Loan Corporation, as Seller, under the Agreement. Under the Agreement, the Seller will sell assets to the Buyers and agrees to repurchase those assets on a date certain. The purchase price for assets will generally be an amount equal to the product of the market value of the assets to be sold multiplied by a percentage of the purchase price that generally ranges from 75% to 98% of the asset's market value, depending on the type of mortgage asset being financed and whether the asset is performing or non-performing. In general, the repurchase price will equal the original purchase price plus accrued but unpaid interest. Pursuant to the terms of the Agreement, the Seller will pay interest to the Buyers at a fixed percentage over LIBOR depending on collateral type. All of the Seller's interest in the transferred assets pass to the Buyers on the purchase date. Upon receipt of the purchase price, the Buyers shall transfer their ownership interests in the asset back to the Seller. The Agreement is a $300 million uncommitted lending facility, meaning the Buyers must agree to each asset financed under the Agreement. The facility established by the Agreement is set to expire on December 12, 2006. If the market value of an asset financed under the facility declines to less than the related Buyer's purchase price (the “margin deficit”), then the Buyers may require that the Seller transfer cash in an amount equal to such margin deficit or additional loans or may retain any funds received by it to which the Seller would otherwise be entitled.

The Company and the Seller are required to maintain certain routine covenants during the term of the Agreement, including without limitation, maintaining a certain level of net worth, not exceeding a certain indebtedness ratio, providing financial reports, not undertaking a merger or other fundamental transaction, and maintaining a certain level of profitability. The Agreement requires that all assets subject to the facility have the related loan documents delivered to LaSalle Bank, National Association, who holds them as a custodian so long as they are subject to the facility.

In addition to being an uncommitted facility, if an event of default (as defined in the Agreement) occurs, the Seller will be unable to finance assets under the facility and its obligation to repurchase assets financed under the facility may, at the option of the Buyers, be accelerated. The definition of an event of default includes, among others, the following events: (i) failure to pay sums due under the Agreement, (ii) failure to repurchase an asset as required, (iii) a default on other obligations of the Company or Seller that involves the failure to pay a matured obligation or permits the acceleration of the maturity of the obligation, (iv) a material adverse change in the Company's or Seller's property, business, or financial condition, and (v) undergoing a change in control of the Company.

If the Seller defaults under the Agreement, then the Buyers have most standard remedies, including, demanding all assets be repurchased and selling the assets subject to the facility. Pursuant to an amended and restated guaranty of the Company, the Company fully and unconditionally guarantees the obligations of the Sellers under the terms of this Agreement.

On January 5, 2006, the Company and its wholly-owned subsidiaries, The New York Mortgage Company, LLC (“NYMC”) and New York Mortgage Funding, LLC (“NYMF”) (the Company, NYMC and NYMF, each a Seller and together, the “Sellers”), entered into a $250 million master repurchase agreement with Greenwich Capital Products, Inc. (“GCM”). The terms of the agreement between the Sellers and GCM are substantially similar to the Agreement described above. The agreement between the Sellers and GCM is a full-recourse facility against the Sellers and all obligations of the Sellers are joint and several. This agreement with GCM is set to expire on December 4, 2006.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on our directors and executive officers is incorporated by reference from our Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information on Our Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers and Significant Employees”) to be filed with respect to our Annual Meeting of Stockholders to be held June 14, 2006 (the “2006 Proxy Statement”).

Because our common stock is listed on the NYSE, our Co-Chief Executive Officers are required to make an annual certification to the NYSE stating that they are not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Co-Chief Executive Officers made their annual certification to that effect to the NYSE as of June 30, 2005. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officers and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

Item 11. EXECUTIVE COMPENSATION

The information presented under the headings “Compensation of Directors” and “Executive Compensation” in our 2006 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information presented under the heading “Certain Relationships and Related Transactions” in our 2006 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the headings “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy” in our 2006 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules are included in this report:

(b)	Exhibits.

The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits

Exhibit	Description

3.2(b)	Amendment No. 1 to Bylaws

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1	Section 302 Certification of Co-Chief Executive Officer.

31.2	Section 302 Certification of Co-Chief Executive Officer.

31.3	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Co-Chief Executive Officers.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: March 16, 2006	By:	/s/ STEVEN B. SCHNALL

Name: Steven B. Schnall Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Schnall	Chairman of the Board, President,	March 16, 2006
Steven B. Schnall	and Co-Chief Executive Officer
(Principal Executive Officer)

/s/ David A. Akre	Co-Chief Executive Officer	March 16, 2006
David A. Akre	and Director

/s/ Michael I. Wirth	Executive Vice President,	March 16, 2006
Michael I. Wirth	Chief Financial Officer,
secretary and Treasurer
(Principal Financial Officer)

/s/ David R. Bock	Director	March 16, 2006
David R. Bock

/s/ Alan L. Hainey	Director	March 16, 2006
Alan L. Hainey

/s/ Steven G. Norcutt	Director	March 16, 2006
Steven G. Norcutt

/s/ Mary Dwyer Pembroke	Director	March 16, 2006
Mary Dwyer Pembroke

/s/ Jerome F. Sherman	Director	March 16, 2006
Jerome F. Sherman

/s/ Thomas W. White	Director	March 16, 2006
Thomas W. White

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2005

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, NY

We have audited management's assessment, included in Management’s Report on Internal Control over Financial Reporting at Item 9A, that New York Mortgage Trust, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, NY March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders'/members' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, NY March 15, 2006

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$9,056	$7,613
Restricted cash	5,468	2,342
Investment securities — available for sale	716,482	1,204,745
Due from loan purchasers	121,813	79,904
Escrow deposits — pending loan closings	1,434	16,236
Accounts and accrued interest receivable	14,866	15,554
Mortgage loans held for sale	108,271	85,385
Mortgage loans held in securitization trusts	776,610	—
Mortgage loans held for investment	4,060	190,153
Prepaid and other assets	16,505	4,351
Derivative assets	9,846	3,678
Property and equipment, net	6,882	4,801
TOTAL ASSETS	$1,791,293	$1,614,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Financing arrangements, portfolio investments	$1,166,499	$1,111,393
Financing arrangements, loans held for sale/for investment	225,186	359,203
Collateralized debt obligations	228,226	—
Due to loan purchasers	1,652	351
Accounts payable and accrued expenses	22,794	19,485
Subordinated debentures	45,000	—
Derivative liabilities	394	165
Other liabilities	584	4,683
Total liabilities	1,690,335	1,495,280
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 400,000,000 shares authorized 18,258,221 shares issued and 17,953,674outstanding at December 31, 2005 and 18,217,498 shares issued and 17,797,375 outstanding at December 31, 2004	183	181
Additional paid-in capital	107,573	119,045
Accumulated other comprehensive income	1,910	256
Accumulated deficit	(8,708)	—
Total stockholders’ equity	100,958	119,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,791,293	$1,614,762

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	2003
REVENUES:
Interest income:
Investment securities and loans held in securitization trusts	$55,050	$19,671	$—
Loans held for investment	7,675	723	—
Loans held for sale	14,751	6,905	7,609
Total interest income	77,476	27,299	7,609
Interest expense:
Investment securities and loans held in securitization trusts	42,001	11,982	—
Loans held for investment	5,847	488	—
Loans held for sale	10,252	3,543	3,266
Subordinated debentures	2,004	—	—
Total interest expense	60,104	16,013	3,266
Net interest income	17,372	11,286	4,343
Other income (expense):
Gain on sales of mortgage loans	26,783	20,835	23,031
Brokered loan fees	9,991	6,895	6,683
Gain on sales of securities and related hedges	2,207	774	—
Impairment loss on investment securities	(7,440)	—	—
Miscellaneous income	232	227	45
Total other income (expense)	31,773	28,731	29,759
EXPENSES:
Salaries, commissions and benefits	30,979	17,118	9,247
Brokered loan expenses	7,543	5,276	3,734
Occupancy and equipment	6,127	3,529	2,018
Marketing and promotion	4,861	3,190	1,008
Data processing and communications	2,371	1,598	608
Office supplies and expenses	2,333	1,519	803
Professional fees	4,742	2,005	959
Travel and entertainment	840	612	666
Depreciation and amortization	1,716	690	412
Other	1,522	792	921
Total expenses	63,034	36,329	20,376
(LOSS)/INCOME BEFORE INCOME TAX BENEFIT	(13,889)	3,688	13,726
Income tax benefit	8,549	1,259	—
NET (LOSS)/INCOME	$(5,340)	$4,947	$13,726
Basic (loss)/income per share	$(0.30)	$0.28	—
Diluted (loss)/income per share	$(0.30)	$0.27	—
Weighted average shares outstanding-basic(1)	17,873	17,797	—
Weighted average shares outstanding-diluted(1)	17,873	18,011	—

(1)	Weighted average shares outstanding-basic and diluted assume the shares outstanding upon the Company’s initial public offering are outstanding for the full year.

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital		Stockholders’ Members Members’ Equity/Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
BALANCE, JANUARY 1, 2003 —
Members’ Equity	$		$		$6,469	$31		$6,500
Net income					13,726	—	$13,726	13,726
Distributions					(21,534)	—	—	(21,534)
Increase associated with cash flow hedges					—	51	51	51
Increase in net unrealized gain on available for sale securities					—	783	783	783
Comprehensive income					—	—	$14,560	—
BALANCE, DECEMBER 31, 2003 —
Members’ Deficit		—		—	(1,339)	865	—	(474)
Net income		—		—	4,947	—	4,947	4,947
Contributions		—		—	2,310	—	—	2,310
Distributions		—		—	(3,135)	—	—	(3,135)
Forfeiture of 47,680 escrowed shares		—		(493)		—	—	(493)
Dividends declared		—		(4,470)	(2,783)	—	—	(7,253)
Initial public offering — Common stock		181		121,910	—	—	—	122,091
Vested restricted stock		—		1,743	—	—	—	1,743
Vested performance shares		—		249	—	—	—	249
Vested stock options		—		106	—	—	—	106
Decrease in net unrealized gain on available for sale securities		—		—	—	(3,836)	(3,836)	(3,836)
Increase in net unrealized gain on derivative instruments		—		—	—	3,227	3,227	3,227
Comprehensive income		—		—	—	—	$4,338	—
BALANCE, DECEMBER 31, 2004 — Stockholders’ Equity		181		119,045	0	256	—	119,482
Net loss		—		—	(5,340)	—	(5,340)	(5,340)
Dividends declared		—		(13,375)	(3,368)	—	—	(16,743)
Vested restricted stock		2		1,310	—	—	—	1,312
Vested performance shares		—		549	—	—	—	549
Vested stock options		—		44	—	—	—	44
Decrease in net unrealized gain on available for sale securities		—		—	—	(1,130)	(1,130)	(1,130)
Increase in net unrealized gain on derivative instruments		—		—	—	2,784	2,784	2,784
Comprehensive loss		—		—	—	—	$(3,686)	—
BALANCE, DECEMBER 31, 2005 — Stockholders’ Equity		$183		$107,573	$(8,708)	$1,910		$100,958

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(5,340)	$4,947	$13,726
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	1,716	690	412
Amortization of premium on investment securities and mortgage loans	6,269	1,667	—
Gain on sale of securities and related hedges	(2,207)	(939)	—
Impairment loss on investment securities	7,440	—	—
Origination of mortgage loans held for sale	(2,316,734)	(1,435,340)	(1,234,847)
Proceeds from sales of mortgage loans	2,293,848	1,386,124	1,232,711
Restricted stock compensation expense	1,861	1,992	—
Stock option grants — compensation expense	44	106	—
Deferred tax benefit	(8,549)	(1,309)	—
Forfeited shares-non cash		(492)	—
Change in value of derivatives	(3,155)	(314)	(107)
Loss on sale of fixed assets	27	—	—
(Increase) decrease in operating assets:
Due from loan purchasers	(41,909)	(21,042)	(18,242)
Due from affiliate	—	—	(153)
Escrow deposits-pending loan closings	14,802	(16,236)	—
Accounts and accrued interest receivable	714	(12,846)	(1,499)
Prepaid and other assets	(3,987)	(2,211)	(1,116)
Increase (decrease) in operating liabilities:
Due to loan purchasers	1,301	(403)	(357)
Accounts payable and accrued expenses	3,990	12,170	2,737
Other liabilities	(4,100)	4,553	(375)
Net cash used in operating activities	(53,969)	(78,883)	(7,110)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(3,126)	(2,124)	(15)
Purchase of marketable securities	—	—	(2,007)
Sale of investment securities	225,326	197,350	—
Purchase of investment securities	(148,150)	(1,533,511)	—
Purchase of mortgage loans held in securitization trusts	(167,097)	—	—
Principal repayments received on loans held in securitization trust	120,835	—	—
Purchase of mortgage loans held for investment	—	(94,767)	—
Origination of mortgage loans held for investment	(558,554)	(95,386)
Proceeds from sale of marketable securities	—	3,580	1,354
Principal paydown on investment securities	399,694	126,944	—
Payments received on loans held for investment	13,279	—	—
Purchases of property and equipment	(3,929)	(3,460)	(1,472)
Sale of fixed assets	75	—	—
Net cash used in investing activities	(121,647)	(1,401,374)	(2,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	122,091	—
Members’ contributions	—	1,309	—
Increase in financing arrangements, net	149,315	1,380,171	17,409
Payments on subordinated notes due members	—	(13,707)	—
Dividends paid	(17,256)	(2,906)	—
Cash distributions to members	—	(3,135)	(6,858)
Issuance of subordinated debentures	45,000	—	—
Net cash provided by financing activities	177,059	1,483,823	10,551
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,443	3,566	1,301
CASH AND CASH EQUIVALENTS — Beginning of period	7,613	4,047	2,746
CASH AND CASH EQUIVALENTS — End of period	$9,056	$7,613	$4,047
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$57,871	$11,709	$2,988
NON CASH FINANCING ACTIVITIES
Distribution to members in the form of subordinated notes	$—	$—	$14,707
Reduction of subordinated notes due members	$—	$1,000	$—
Dividends declared to be paid in subsequent period	$3,834	$4,347	$—
Grant of restricted stock	$277	$1,974	$—
NON CASH INVESTING ACTIVITIES
Non-cash purchase of fixed assets	168	—	—
See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands unless otherwise indicated)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully-integrated, self-advised, residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and fixed-rate and adjustable-rate mortgage loans and securities originated through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”). The Company also earns net interest income from its investment in and the securitization of certain self-originated adjustable rate mortgage loans that meet the Company’s investment criteria. Licensed, or exempt from licensing, in 43 states and the District of Columbia and through a network of 28 full-service loan origination locations and 26 satellite loan origination locations, NYMC originates a wide range of mortgage loans, with a primary focus on prime, residential mortgage loans.

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

On February 25, 2005, the Company completed its first loan securitization of $419.0 million high-credit quality, first-lien, adjustable rate mortgage (“ARM”) loans, by contributing loans into New York Mortgage Trust 2005-1 (“NYMT ‘05-1 Trust”). NYMT ‘05-1 Trust is a wholly-owned subsidiary of NYMT. The securitization was structured as a secured borrowing, with the line-of-credit financing used to purchase and originate the mortgage loans and refinanced through repurchase agreements upon securitization. On March 15, 2005, the Company closed a private placement of $25.0 million of trust preferred securities issued by NYM Preferred Trust I. NYM Preferred Trust I is a wholly-owned subsidiary of NYMC. On July 28, 2005 the Company completed its second loan securitization of $242.9 million of high-credit quality, first-lien, ARM loans, by contributing loans to New York Mortgage Trust 2005-2 (“NYMT ‘05-2 Trust”). NYMT ‘05-2 Trust is a wholly-owned subsidiary of NYMT. The securitization was structured as a secured borrowing, with the line-of-credit financing used to purchase and originate the mortgage loans and refinanced through repurchase agreements upon securitization. On September 1, 2005, the Company closed a private placement of $20.0 million of preferred securities issued by NYM Preferred Trust II. NYM Preferred Trust II is a wholly-owned subsidiary of NYMC. On December 20, 2005 the Company completed its third loan securitization of $235.0 million of high-credit quality, first-lien, ARM loans, by contributing loans to New York Mortgage Trust 2005-3 (“NYMT ‘05-3 Trust”). NYMT ‘05-3 Trust is a wholly-owned subsidiary of NYMT.

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

Basis of Presentation - The consolidated financial statements include the accounts of the Company subsequent to the IPO and also include the accounts of NYMC and NYMF prior to the IPO. As a result, our historical financial results reflect the financial operations of this prior business strategy of selling virtually all of the loans originated by NYMC to third parties. All intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications, including the reclassification of $4.4 million for the fiscal year ended December 31, 2004 of payables to brokers from financing arrangements, portfolio investment to other liabilities. In addition, we have reclassified restricted cash on our statement of cash flows from operating activities to cash flows from investing activities of $2.1 million and $15.2 thousand at December 31, 2004 and December 31, 2003, respectively.

The combination of the Company and NYMC was accounted for as a transfer of assets between entities under common control. Accordingly, the Company has recorded assets and liabilities transferred from NYMC at their carrying amounts in the accounts of NYMC at the date of transfer.

Upon the closing of the Company’s IPO, of the 2,750,000 shares exchanged for the equity interests of NYMC, 100,000 shares were held in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of NYMC for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $493,000 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC entered into a new escrow agreement which extended the escrow period to December 31, 2006 for the remaining 52,320 shares. There have been no additional losses with respect to the escrow agreement recorded during the twelve month period ended December 31, 2005.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash - Restricted cash is held by counterparties as collateral for hedging instruments, collateralized debt obligations or (“CDOs”) and two letters of credit related to the Company’s lease of its corporate headquarters. Restricted cash collateralizing CDOs is replaced by ARM loans within 30 days.

Investment Securities Available for Sale - The Company’s investment securities are residential mortgage-backed securities comprised of Ginnie Mae (“GNMA”) and “AAA”- rated adjustable-rate securities, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities and related hedges. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). Management considers at a minimum the following factors that, both individually or in combination, could indicate the decline is “other-than-temporary:” 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other- than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment.

As of December 31, 2005, management concluded, based on the decision to potentially sell in the 1st quarter of 2006 certain of its available for sale securities, that the decline in those securities was other-than-temporary. Accordingly, the cost basis of those securities of $395.7 million was written down to fair value and an unrealized loss of $7.4 million was transferred from accumulated other comprehensive income as an impairment loss on investment securities to the accompanying consolidated statement of operations.

Due from Loan Purchasers and Escrow Deposits - Pending Loan Closings - Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans sold and shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

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

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain ARM mortgage loans transferred to the NYMT ‘05-1 Trust, the NYMT ’05-2 Trust and the NYMT ‘05-3 Trust that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are recorded at amortized cost, using the same accounting principles as that used for mortgage loans held for investment.   Currently the Company has retained 100% of the securities issued by NYMT ’05-1 Trust and the NYMT ’05-2 Trust and the securities have been financed as a secured borrowing under repurchase agreements.  For our third securitization, NYMT ’05-03 Trust, we sold investment grade securities to third parties which is recorded as collateralized debt obligations on the accompanying consolidated balance sheet.

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

The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of December 31, 2005 the allowance for loan losses is insignificant. Determining the allowance for loan losses is subjective in nature due to the estimation required.

Property and Equipment, Net - Property and equipment have lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

Financing Arrangements, Portfolio Investments— Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by portfolio securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Financing Arrangements, Loans Held for Sale/for Investment— Loans held for sale or for investment are typically financed with warehouse lines that are collateralized by loans we originate or purchase from third parties.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Collateralized Debt Obligations - CDOs are securities that are issued and secured by ARM loans.  For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes interest rate caps and are held by the securitization trust and recorded as an asset or liability of the Company.

Subordinated Debentures - Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage banking and its mortgage-backed securities investment activities.

All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. Ineffective portions, if any, of changes in the fair value or cash flow hedges are recognized in earnings. (See Note 15).

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

Other Comprehensive Income - Other comprehensive income is comprised primarily of net income (loss) from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Gain on Sale of Mortgage Loans - The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

Loan Origination Fees and Direct Origination Cost - The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation, benefits and commission costs have been reduced by $41.2 million and $20.5 million for the years ended December 31, 2005 and 2004, respectively, because such amounts are considered incremental direct loan origination costs.

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

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $0.4 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively.

Stock Based Compensation - The Company follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). The provisions of SFAS No. 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company, since its inception, has elected not to apply APB No. 25 in accounting for its stock option incentive plans and has expensed stock based compensation in accordance with SFAS No. 123.

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

New Accounting Pronouncements - In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Management believes SFAS 154 will have no impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. Management does not believe that SFAS 155 will have a material effect on the financial condition, results of operations, or liquidity of the Company.

2.	Investment Securities Available For Sale

Investment securities available for sale consist of the following as of December 31, 2005 and December 31, 2004 (dollar amounts in thousands):

	December 31, 2005	December 31, 2004
Amortized cost	$720,583	$1,207,715
Gross unrealized gains	1	151
Gross unrealized losses	(4,102)	(3,121)
Fair value	$716,482	$1,204,745

The amortized cost balance includes approximately $388.3 million of certain lower-yielding mortgage (with rate resets of less than two years) agency securities that the Company had concluded it no longer had the intent to hold until their values recovered.  Upon such determination, the Company recorded an impairment loss of $7.4 million.

Due to their terms, none of the remaining securities with unrealized losses have been deemed to be other-than-temporarily impaired. The Company has the intent and believes it has the ability to hold such investment securities until recovery of their amortized cost. Substantially all of the Company’s investment securities available for sale are pledged as collateral for borrowings under financing arrangements (Note 8).

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2005 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$13,535	5.45%	$—		$—	—	$13,535	5.45%
FHLMC Agency ARMs	—	—	91,217	3.82%	—	—	91,217	3.82%
FNMA Agency ARMs	—	—	297,048	3.91%	—	—	297,048	3.91%
Private Label ARMs	—	—	57,605	4.22%	257,077	4.57%	314,682	4.51%
Total	$13,535	5.45%	$445,870	3.93%	$257,077	4.57%	$716,482	4.19%

3.	Mortgage Loans Held For Sale

Mortgage loans held for sale consist of the following as of December 31, 2005 and December 31, 2004 (dollar amounts in thousands):

	December 31, 2005	December 31, 2004
Mortgage loans principal amount	$108,244	$85,105
Deferred origination costs - net	27	280
Mortgage loans held for sale	$108,271	$85,385

Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financing arrangements (Note 9).

4.	Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following at December 31, 2005 (dollar amounts in thousands):

Mortgage loans principal amount	$771,451
Deferred origination costs - net	5,159
Total mortgage loans held in securitization trusts	$776,610

Substantially all of the Company’s mortgage loans held in securitization trusts are pledged as collateral for borrowings under financing arrangements (Note 8) or for the collateralized debt obligation (Note 10). None of the Company’s mortgage loans were held in securitization trusts at December 31, 2004.

As of December 31, 2005, we had four delinquent loans totaling $2.0 million categorized as Mortgage Loans Held in Securitization Trusts. The table below shows delinquencies in our loan portfolio as of December 31, 2005 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$193.1	0.02%
61-90	—	—	—
90+	3	$1,771.0	0.23%

5.	Mortgage Loans Held For Investment

Mortgage loans held for investment consist of the following at December 31, 2005 and December 31, 2004 (dollar amounts in thousands):

	December 31, 2005	December 31, 2004
Mortgage loans principal amount	$4,054	$188,859
Deferred origination cost-net	6	1,294
Total mortgage loans held for investment	$4,060	$190,153

Substantially all of the Company’s mortgage loans held for investment are pledged as collateral for borrowings under financing arrangements (Note 9).

6.	Property and Equipment — Net

Property and equipment consist of the following as of December 31, 2005 and December 31, 2004 (dollar amounts in thousands):

	December 31, 2005	December 31, 2004
Office and computer equipment	$6,292	$3,191
Furniture and fixtures	2,306	2,032
Leasehold improvements	1,429	1,138
Total premises and equipment	10,027	6,361
Less: accumulated depreciation and amortization	(3,145)	(1,560)
Property and equipment - net	$6,882	$4,801

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2005 and December 31, 2004 (dollar amounts in thousands):

	December 31, 2005	December 31, 2004
Derivative Assets:
Interest rate caps	$3,340	$411
Interest rate swaps	6,383	3,229
Interest rate lock commitments - loan commitments	123	5
Interest rate lock commitments - mortgage loans held for sale	—	33
Total derivative assets	$9,846	$3,678
Derivative Liabilities:
Forward loan sale contracts - loan commitments	(38)	(24)
Forward loan sale contracts - mortgage loans held for sale	(18)	(2)
Forward loan sale contracts - TBA securities	(324)	(139)
Interest rate lock commitments - mortgage loans held for sale	(14)	—
Total derivative liabilities	$(394)	$(165)

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2005 were $645.0 million, $1.9 billion and $51.8 million, respectively.

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2004 were $670.0 million, $250.0 million and $97.1 million, respectively

The Company estimates that over the next twelve months, approximately $5.2 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.

8.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trusts. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At December 31, 2005, the Company had repurchase agreements with an outstanding balance of $1.2 billion and a weighted average interest rate of 4.37%. As of December 31, 2004, the Company had repurchase agreements with an outstanding balance of $1.1 billion and a weighted average interest rate of 2.35%. At December 31, 2005 and 2004 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $1.2 billion. As of December 31, 2005 all of the repurchase agreements will mature within 30 days, with weighted average days to maturity equal to 22 days. The Company has available to it $5.4 billion in commitments to provide financings through such arrangements with 23 different counterparties.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2005 and December 31, 2004 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	December 31, 2005	December 31, 2004
Banc of America Securities LLC	$—	$140,000
Citigroup Global Markets Inc.	200,000	—
Countrywide Securities Corporation	109,632	100,000
Credit Suisse First Boston LLC	148,131	200,000
Deutsche Bank Securities Inc.	205,233	—
Goldman, Sachs & Co.	—	238,000
HSBC	163,781	—
J.P. Morgan Securities Inc.	37,481	—
Merrill Lynch Government Securities Inc.	—	128,000
UBS Securities LLC	—	260,393
Wachovia	—	45,000
WaMu Capital Corp	158,457	—
West LB	143,784	—
Total Financing Arrangements, Portfolio Investments	$1,166,499	$1,111,393

9.	Financing Arrangements, Mortgage Loans Held for Sale/for Investment

Financing arrangements secured by mortgage loans held for sale or for investment consist of the following as of December 31, 2005, and December 31, 2004 (dollar amounts in thousands):

	December 31, 2005	December 31, 2004
$250 million master repurchase agreement with Greenwich Capital expiring on December 4, 2006 bearing interest at one-month LIBOR plus spreads from 0.75% to 1.25% (5.137% at December 31, 2005 and 3.16% at December 31, 2004). Principal repayments are required 120 days from the funding date(a)	$81,577	$215,612
$200 million revolving line of credit agreement with CSFB expiring on March 31, 2006 bearing interest at daily LIBOR plus spreads from 0.75% to 2.000% depending on collateral (4.3413% at December 31, 2005 and 3.599% at December 31, 2004). Principal repayments are required 90 days from the funding date	143,609	73,752
$150 million revolving line of credit agreement with HSBC expiring on September 30, 2005 bearing interest at one-month LIBOR plus spreads from 1.00% to 1.25% (4.294 at December 31, 2005 and 3.29% at December 31, 2004) (b)	—	69,839
	$225,186	$359,203

(a)
This credit facility, with Greenwich Capital Financial Products, Inc., requires the Company to transfer specific collateral to the lender under repurchase agreements; however, due to the rate of turnover of the collateral by the Company, the counterparty has not taken title to or recorded their interest in any of the collateral transferred. Interest is paid to the counterparty based on the amount of outstanding borrowings and on the terms provided. This facility was renewed on January 6, 2006 and expires December 6, 2006.

(b)	The HSBC credit facility was terminated by mutual agreement effective September 30, 2005 and was paid in full on December 31, 2005.

The lines of credit are secured by all of the mortgage loans held by the Company, except for the loans held in the securitization trusts. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of December 31, 2005, the Company was in compliance with all covenants with the exception of the net income covenant on the CSFB and Greenwich facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

10.	Collateralized Debt Obligations

The CDO issued on December 20, 2005 is secured by ARM loans and restricted cash placed as collateral for prefunded loans which will be replaced by ARM loans within 30 days. For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes an amortizing interest rate cap contract with an initial notional amount of $230.6 million which is held by the trust and recorded as an asset of the Company. The amortizing interest rate cap contract limits the interest rate exposure on this transaction. As of December 31, 2005 CDO outstanding totaled $228.2 million net of issuance costs with an average interest rate of 4.68%. The CDO is collateralized by ARM loans with a principal balance of $235.0 million including the prefunding amount of $4.6 million.

11.	Subordinated Debentures

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

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (7.77% at December 31, 2005). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

12.	Commitments and Contingencies

Loans Sold to Investors - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by investors. Such loans are then generally repackaged and sold to other investors.

Loans Funding and Delivery Commitments - At December 31, 2005 and December 31, 2004 the Company had commitments to fund loans with agreed-upon rates totaling $130.3 million and $156.1 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled $51.8 million and $97.1 million at December 31, 2005 and December 31, 2004, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.

Net Worth Requirements - NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, Freddie Mac, HUD and other investors. As of December 31, 2005 NYMC is in compliance with all minimum net worth requirements.

Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.

Leases - The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $4.6 million, $3.3 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. On February 11, 2005, the Company signed a letter of intent to enter into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The Company’s remaining contractual obligation to the landlord on this lease is $1.8 million. The sub-lease tenant will have a contractual rent obligation to the Company under the sub-lease of $1.0 million. This transaction was completed in late March 2005. Accordingly, during the first quarter of 2005, the Company recognized a charge of $0.8 million to earnings.

As of December 31, 2005 obligations under non-cancelable operating leases that have an initial term of more than one year are as follows (dollar amounts in thousands):

Year Ending December 31,
2006	$4,685
2007	4,171
2008	3,442
2009	2,354
2010	2,116
Thereafter	—
$16,768

Letters of Credit - NYMC maintains a letter of credit in the amount of $100,000 in lieu of a cash security deposit for an office lease dated June 1998 for the Company’s former headquarters located at 304 Park Avenue South in New York City. The sole beneficiary of this letter of credit is the owner of the building, 304 Park Avenue South LLC. This letter of credit is secured by cash deposited in a bank account maintained at Signature Bank.

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

13.	Related Party Transactions

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

Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $0.6 million in fees and other amounts from NYMC borrowers for the year ended December 31, 2005. NYMC does not economically benefit from such referrals.

14.	Concentrations of Credit Risk

The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 2005 and December 31, 2004, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:
	December 31, 2005	December 31, 2004
New York	43.0%	70.2%
Massachusetts	17.8%	6.6%
Florida	9.7%	1.9%
Connecticut	5.8%	5.0%
New Jersey	5.1%	7.4%

At December 31, 2005 and December 31, 2004, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and mortgage loans held for investment as follows:

	December 31, 2005	December 31, 2004
New York	32.7%	30.7%
Massachusetts	19.4%	1.4%
California	14.1%	51.3%
New Jersey	5.8%	5.5%
Florida	5.4%	1.4%

15.	Fair Value of Financial Instruments

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

The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

a. Investment Securities Available for Sale - Fair value is generally estimated based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information.

b. Mortgage Loans Held for Sale - Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

c. Mortgage Loans Held for Investment - Mortgage loans held for investment are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

d. Mortgage Loans Held in the Securitization Trusts - Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

e. Interest Rate Lock Commitments - The fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of IRLCs is determined in accordance with SAB 105.

f. Forward Sale Loan Contracts - The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company’s existing positions.

The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value (dollar amounts in thousands):

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	51,763	(380)	(380)
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,858,860	3,340	3,340

	December 31, 2004
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$1,194,055	$1,204,745	$1,204,745
Mortgage loans held for investment	188,859	190,153	190,608
Mortgage loans held for sale	85,105	85,385	86,098
Commitments and contingencies:
Interest rate lock commitments	156,110	38	38
Forward loan sales contracts	97,080	(165)	(165)
Interest rate swaps	670,000	3,228	3,228
Interest rate caps	250,000	411	411

16.	Income taxes

NYMT and its taxable subsidiary, NYMC, were S corporations prior to June 29, 2004 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any federal income tax expense.

On June 29, 2004, NYMC became a C corporation for federal and state income tax purposes and as such is subject to federal and state income tax on its taxable income for periods after June 29, 2004.

A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the years ended December 31, 2005 and December 31, 2004, is as follows (dollar amounts in thousands).

	December 31, 2005	December 31, 2004
Tax at statutory rate (35%)	$(4,861)	$1,291
Non-taxable REIT income	(2,038)	(2,559)
Transfer pricing of loans sold to nontaxable parent	555	292
State and local taxes	(1,731)	(372)
Change in tax status	(453)	299
Income earned prior to taxable status	—	(207)
Miscellaneous	(21)	(3)
Total provision (benefit)	$(8,549)	$(1,259)

The income tax benefit for the year ended December 31, 2005 is comprised of the following components (dollar amounts in thousands):

	Deferred	Total
Regular tax benefit
Federal	$(6,818)	$(6,818)
State	(1,731)	(1,731)
Total tax benefit	$(8,549)	$(8,549)

The income tax benefit for the year ended December 31, 2004 is comprised of the following components:

	Current	Deferred	Total
Regular Tax Provision (Benefit)
Federal	—	$(1,251)	$(1,251)
State	$50	(327)	(277)
Total	$50	$(1,578)	$(1,528)
Change in Tax Status
Federal	—	$213	$213
State	—	56	56
	—	$269	$269
Total tax expense (benefit)	$50	$(1,309)	$(1,259)

The deferred tax asset at December 31, 2005 includes a deferred tax asset of $10.2 million and a deferred tax liability of $0.3 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at December 31, 2005 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss forward	$9,560
Restricted stock, performance shares and stock option expense	125
Rent expense	120
Management compensation	98
Loss on Sublease	181
Mark to market adjustments	94
Total deferred tax asset	10,178
Deferred tax liabilities:
Depreciation	319
Total deferred tax liability	319
Net deferred tax asset	$9,859

The deferred tax asset at December 31, 2004 includes a deferred tax asset of $1.6 million and a deferred tax liability of $0.3 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carry forward	$1,238
Restricted performance stock option expense	329
Management compensation	90
1,657
Deferred tax liabilities:
Mark-to-market adjustments	79
Depreciation	269
348
Net deferred tax asset	$1,309

The net deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. The net operating loss carry forward expires at various intervals between 2012 and 2026.

17.	Segment Reporting

The Company operates two segments:

•	Mortgage Portfolio Management— long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending— mortgage loan originations as conducted by NYMC.

Our mortgage portfolio management segment primarily invest in adjustable-rate FNMA, FHLMC and “AAA”— rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. The Company’s equity capital and borrowed funds are used to invest in residential mortgage-backed securities, thereby producing net interest income.

The mortgage lending segment originates residential mortgage loans through the Company’s taxable REIT subsidiary, NYMC. Loans are originated through NYMC’s retail and internet branches and generate gain on sale revenue when the loans are sold to third parties or revenue from brokered loans when the loans are brokered to third parties.

	Year Ended December 31, 2005
	(Dollar amounts in thousands)
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Interest income:
Investment securities and loans held in the securitization trusts	$55,050	$—	$55,050
Loans held for investment	7,675	—	7,675
Loans held for sale	—	14,751	14,751
Total Interest Income	62,725	14,751	77,476
Interest expense:
Investment securities and loans held in the securitization trusts	42,001	—	42,001
Loans held for investment	5,847	—	5,847
Loans held for sale	—	10,252	10,252
Subordinated debentures	—	2,004	2,004
Total Interest Expense	47,848	12,256	60,104
Net interest income	14,877	2,495	17,372
Other income (expense):
Gain on sales of mortgage loans	—	26,783	26,783
Brokered loan fees	—	9,991	9,991
Gain on sale of securities and related hedges	2,207	—	2,207
Impairment loss on investment securities	(7,440)	—	(7,440)
Miscellaneous income	1	231	232
Total other income (expense)	(5,232)	37,005	31,773
EXPENSES:
Salaries, commissions and benefits	1,934	29,045	30,979
Brokered loan expenses	—	7,543	7,543
Occupancy and equipment	33	6,094	6,127
Marketing and promotion	125	4,736	4,861
Data processing and communication	148	2,223	2,371
Office supplies and expenses	21	2,312	2,333
Professional fees	853	3,889	4,742
Travel and entertainment	6	834	840
Depreciation and amortization	8	1,708	1,716
Other	289	1,233	1,522
Total expenses	3,417	59,617	63,034
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	6,228	(20,117)	(13,889)
Income tax benefit	—	8,549	8,549
NET INCOME (LOSS)	$6,228	$(11,568)	$(5,340)
Segment assets	$1,528,222	$263,071	$1,791,293
Segment equity	100,197	761	100,958

Prior to June 29, 2004, the Company conducted only mortgage lending operations.

	Year Ended December 31, 2004
	(Dollar amounts in thousands)
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Interest income:
Investment securities and loans held in the securitization trusts	$19,671	$—	$19,671
Loans held for investment	723	—	723
Loans held for sale	—	6,905	6,905
Total Interest Income	20,394	6,905	27,299
Interest expense:
Investment securities and loans held in the securitization trusts	11,982	—	11,982
Loans held for investment	488	—	488
Loans held for sale	—	3,543	3,543
Total Interest Expense	12,470	3,543	16,013
Net interest income	7,924	3,362	11,286
Other income (expense):
Gain on sales of mortgage loans	—	20,835	20,835
Brokered loan fees	—	6,895	6,895
Gain on sale of securities	167	607	774
Miscellaneous income	—	227	227
Total other income (expense)	167	28,564	28,731
EXPENSES:
Salaries, commissions and benefits	382	16,736	17,118
Brokered loan expenses	—	5,276	5,276
Occupancy and equipment	10	3,519	3,529
Marketing and promotion	14	3,176	3,190
Data processing and communication	174	1,424	1,598
Office supplies and expenses	4	1,515	1,519
Professional fees	149	1,856	2,005
Travel and entertainment	1	611	612
Depreciation and amortization	1	689	690
Other	45	747	792
Total expenses	780	35,549	36,329
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	7,311	(3,623)	3,688
Income tax benefit	—	1,259	1,259
NET INCOME (LOSS)	$7,311	$(2,364)	$4,947
Segment assets	$1,413,954	$200,808	$1,614,762
Segment equity	107,542	11,940	119,482

18.	Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 18,258,221 shares issued and 17,953,674 outstanding as of December 31, 2005. Of the common stock authorized, 936,111 shares were reserved for issuance as restricted stock awards to employees, officers and directors. As of December 31, 2005, 174,677 shares remain reserved for issuance.

The Company calculates basic net income per share by dividing net income (loss) for the period by weighted-average shares of common stock outstanding for that period. Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the year ended December 31, 2004, weighted average shares outstanding assume that the shares outstanding upon the Company’s IPO are outstanding for the full year ending December 31, 2004. Earnings per share for periods prior to the IPO are not presented as they are not representative of the Company’s current capital structure.

The following table presents the computation of basic and diluted net earnings per share for the periods indicated (dollar amounts in thousands, except net earnings per share):

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Numerator:
Net income/(loss)	$(5,340)	$4,947
Denominator:
Weighted average number of common shares outstanding — basic	17,873	17,797
Net effect of unvested restricted stock	-	224
Performance shares	-	35
Escrowed shares(1)	-	53
Net effect of stock options(2)	-	6
Weighted average number of common shares outstanding — dilutive	17,873	18,115
Net (loss) per share — basic	$(0.30)	$(0.28)
Net (loss) per share — diluted	$(0.30)	$(0.27)

(1)
Upon the closing of the Company’s IPO, of the 2,750,000 shares exchanged for the equity interests of NYMC, 100,000 shares were held in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of NYMC for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $492,536 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC entered into a new escrow agreement, which extended the escrow period to December 31, 2006 for the remaining 52,320 shares.

(2)	The Company has granted 591,500 of the 706,000 stock options available for issuance under the Company’s 2004 stock incentive plan.
(3)
For the year ended December 31, 2005 basic and diluted loss per common share are the same because the effect of NYMT's restricted shares, performace shares, escrowed shares and stock options was antidilutive.

During 2005, taxable dividends for New York Mortgage Trust’s common stock were $0.95 per share.  For tax reporting purposes, the 2005 taxable dividend will be classified as follows: $0.81532 as ordinary income and $0.13468 as a return of capital.

19.	Stock Incentive Plan

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

Options

The 2004 Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of December 31, 2005, 591,500 options have been granted pursuant to the 2004 Plan with a vesting period of two years.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123. The compensation cost charged against income during the years ended December 31, 2005 and 2004 was approximately $44,000 and $106,000, respectively.

A summary of the status of the Company’s options as of December 31, 2005 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2005	556,500	$9.57
Granted	35,000	$9.83
Canceled	25,000	9.83
Exercised	—	—
Outstanding at end of year, December 31, 2005	566,500	$9.56
Options exercisable at year-end	289,826	$9.32
Weighted-average fair value of options granted during the year		$9.83

A summary of the status of the Company’s options as of December 31, 2004 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2004	—	—
Granted	556,500	$9.57
Canceled	—	—
Exercised	—	—
Outstanding at end of year, December 31, 2004	556,500	$9.57
Options exercisable at year-end	303,162	$9.35
Weighted-average fair value of options granted during the year		$9.57

The following table summarizes information about stock options at December 31, 2005:

	Options Outstanding
		Weighted-
		Average
		Remaining		Options Exercisable		Fair Value
	Number	Contractual	Exercise	Number	Exercise	of Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Granted
$9.00	176,500	8.5	$9.00	176,500	$9.00	$0.39
$9.83	390,000	8.9	9.83	113,326	9.83	0.29
Total	566,500	8.8	$9.57	289,826	$9.35	$0.33

The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding
		Weighted-
		Average
		Remaining		Options Exercisable		Fair Value
	Number	Contractual	Exercise	Number	Exercise	of Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Granted
$9.00	176,500	9.5	$9.00	176,500	$9.00	$0.39
$9.83	380,000	9.9	9.83	126,662	9.83	0.29
Total	556,500	9.8	$9.57	303,162	$9.35	$0.32

The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:

Risk free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

Restricted Stock

As of December 31, 2005, the Company has awarded 555,178 shares of restricted stock under the 2005 Plan, of which 334,120 shares have fully vested. As of December 31, 2005 the remaining shares of restricted stock awarded under the 2004 Plan are subject to vesting periods between 5 and 36 months. During the year ended December 31, 2005, the Company recognized non-cash compensation expense of $1.6 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

Performance Based Stock Awards

In November 2004, the Company acquired 15 full-service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. (“GRL”). Pursuant to that transaction, the Company has committed to award 236,909 shares of the Company’s stock to certain employees of those branches upon attainment of predetermined production levels. As of December 31, 2005, the awards range in vesting periods from 2 to 18 months with a share price set at the December 2, 2004 grant date market value of $9.83 per share. During the year ended December 31, 2005, the Company recognized non-cash compensation expense of $1.5 million relating to performance based stock awards. Unvested issued performance share awards have no voting rights and do not earn dividends.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters. The quarter ended June 30, 2004 has been restated, as explained below, and includes the appropriate adjustments discussed below (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
REVENUES:
Interest income	$17,117	$19,669	$19,698	$20,992
Interest expense	11,690	14,531	16,159	17,724
Net interest income	5,427	5,138	3,539	3,268
Other income (expense):
Gain on sales of mortgage loans	4,321	8,328	8,985	5,149
Brokered loan fees	1,999	2,534	2,647	2,811
Gain (loss) on sale of marketable securities and related hedges	377	544	1,286	(7,440)
Miscellaneous income (loss)	115	(10)	91	36
Total other income (expense)	6,812	11,396	13,009	556
EXPENSES:
Salaries, commissions and related expenses	7,143	9,430	7,302	7,104
Brokered loan expenses	1,520	2,686	1,483	1,854
General and administrative expenses	6,304	6,062	5,903	6,243
Total expenses	14,967	18,178	14,688	15,201
Income (loss) before provision for income taxes	(2,728)	(1,644)	1,860	(11,377)
Income tax benefit	2,690	2,190	1,000	2,669
Net income (loss)	$(38)	$546	$2,860	$(8,708)
Per share basic income (loss)	$0.00	$0.03	$0.16	$(0.49)
Per share diluted income (loss)	$0.00	$0.03	$0.16	$(0.49)

	Three Months Ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

REVENUES:
Interest income	$1,261	$1,886	$10,290	$13,862
Interest expense	609	1,124	5,465	8,815
Net interest income	652	762	4,825	5,047
Other income
Gain on sales of mortgage loans	3,506	6,945	4,482	5,902
Brokered loan fees	2,183	778	1,438	2,496
Gain (loss) on sale of marketable securities	—	607	126	41
Miscellaneous income	16	30	50	131
Total other income	5,705	8,360	6,096	8,570
EXPENSES:
Salaries, commissions and related expenses	2,719	4,172	4,504	5,723
Brokered loan expenses	1,284	835	1,017	2,140
General and administrative expenses	2,236	3,724	3,180	4,795
Total expenses	6,239	8,731	8,701	12,658
Income before provision for income taxes	118	391	2,220	959
Income tax (expense) benefit	—	(10)	232	1,037
Net income	$118	$381	$2,452	$1,996
Per share basic income	—	$0.02	$0.14	$0.12
Per share diluted income	—	$0.02	$0.14	$0.12

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

EXHIBIT INDEX

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.55, 10.92, 10.93, 10.94, 10.95, 10.96, 10.97, 10.98, 10.102 and 10.105.

Exhibit	Description
3.1
Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.2(a)
Bylaws of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.2(b)	Amendment No. 1 to Bylaws of New York Mortgage Trust, Inc.*
4.1
Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

4.2(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

4.2(b)
Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 1, 2005. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

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

10.53
Whole Loan Purchase and Sale Agreement/Mortgage Loan Purchase and Sale Agreement between The New York Mortgage Company, LLC and Greenwich Capital Financial Products, Inc., dated as of September 1, 2003. (Incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

10.54
Whole Loan Custodial Agreement/Custodial Agreement between Greenwich Capital Financial Products, Inc., The New York Mortgage Company, LLC and LaSalle Bank National Association, dated as of September 1, 2003. (Incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

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

10.98
Amendment No. 1 to Employment Agreement between New York Mortgage Trust, Inc. and Steven R. Mumma, dated December 2, 2004. (Incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005).

10.99
Amended and Restated Credit and Security Agreement between HSBC Bank USA, National Association, National City Bank of Kentucky, JP Morgan Chase Bank, N.A. and The New York Mortgage Company LLC, dated as of February 1, 2005. (Incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005).

10.100
Amended and Restated Master Loan and Security Agreement between New York Mortgage Funding, LLC, The New York Mortgage Company, LLC and New York Mortgage Trust, Inc. and Greenwich Capital Financial Products, Inc., dated as of December 6, 2004. (Incorporated by reference to Exhibit 10.100 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005).

10.101
Amended and Restated Master Repurchase Agreement Between New York Mortgage Trust, Inc., The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and Credit Suisse First Boston Mortgage Capital LLC, dated as of March 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2005).

10.102
Separation and Release Agreement, dated June 30, 2005, by and between the Company and Raymond A. Redlingshafer, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2005).

10.103
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

10.104
Purchase Agreement among The New York Mortgage Company, LLC, New York Mortgage Trust, Inc., NYM Preferred Trust II and Taberna Preferred Funding II, Ltd., dated September 1, 2005. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

10.105
New York Mortgage Trust, Inc. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-127400) as filed with the Securities and Exchange Commission on September 9, 2005).

10.106	Master Repurchase Agreement among DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp, New York Mortgage Trust, Inc. and NYMC Loan Corporation, dated as of December 13, 2005.*
10.107
Custodial Agreement among DB Structured Products, Inc., Aspen Funding Corp., and Newport Funding Corp., NYMC Loan Corporation, New York Mortgage Trust, Inc. and LaSalle Bank National Association, dated as of December 13, 2005.*

10.108
Master Repurchase Agreement among New York Mortgage Funding, LLC, The New York Mortgage Company, LLC, New York Mortgage Trust Inc. and Greenwich Capital Financial Products, Inc. dated as of January 5, 2006.*

Exhibit	Description
10.109
Amended and Restated Custodial Agreement by and among The New York Mortgage Company, LLC, New York Mortgage Funding, LLC, New York Mortgage Trust, Inc., LaSalle Bank National Association and Greenwich Capital Financial Products, Inc. dated as of January 5, 2006.*

12.1	Computation of Ratios
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
31.1	Section 302 Certification of Co-Chief Executive Officer.
31.2	Section 302 Certification of Co-Chief Executive Officer.
31.3	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Co-Chief Executive Officers.
32.2	Section 906 Certification of Chief Financial Officer.

* Filed herewith.