Form 10-Q
period 2006-03-31
NEW YORK MORTGAGE TRUST INC
filed 2006-05-10
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to ____________

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on May 1, 2006 was 17,918,618.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Financial Statement Effects
General
Strategic Overview
Description of Business
Known Material Trends and Commentary
Significance of Estimates and Critical Accounting Policies
Overview of Performance
Summary of Operations and Key Performance Measurements
Financial Highlights for the First Quarter of 2006
Results of Operations and Financial Condition
Off-Balance Sheet Arrangements
Liquidity and Capital Resources
Inflation
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Credit Spread Exposure
Fair Values
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
Signatures

PART I: FINANCIAL INFORMATION
NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Cash and cash equivalents	$5,549	$9,056
Restricted cash	3,287	5,468
Investment securities - available for sale	485,483	716,482
Receivable for securities sold	197,856	—
Due from loan purchasers	101,201	121,813
Escrow deposits - pending loan closings	2,947	1,434
Accounts and accrued interest receivable	17,219	14,866
Mortgage loans held for sale	114,254	108,271
Mortgage loans held in securitization trusts	740,546	776,610
Mortgage loans held for investment	—	4,060
Prepaid and other assets	18,683	16,505
Derivative assets	10,741	9,846
Property and equipment, net	7,010	6,882
TOTAL ASSETS	$1,704,776	$1,791,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Financing arrangements, portfolio investments	$1,056,744	$1,166,499
Financing arrangements, loans held for sale/for investment	210,046	225,186
Collateralized debt obligations	220,532	228,226
Due to loan purchasers	1,631	1,652
Accounts payable and accrued expenses	15,645	22,794
Subordinated debentures	45,000	45,000
Derivative liabilities	585	394
Payable for securities purchased	60,000	—
Other liabilities	890	584
Total liabilities	1,611,073	1,690,335
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 400,000,000 shares authorized, 18,191,996 shares issued and 17,918,618 outstanding at March 31, 2006 and 18,258,221 shares issued and 17,953,674 outstanding at December 31, 2005	182	183
Additional paid-in capital	104,996	107,573
Accumulated other comprehensive (loss)/income	(971)	1,910
Accumulated deficit	(10,504)	(8,708)
Total stockholders’ equity	93,703	100,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,704,776	$1,791,293

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2006	2005

REVENUE:
Interest income:
Investment securities and loans held in securitization trusts	$17,584	$12,863
Loans held for investment	—	1,661
Loans held for sale	5,042	2,593
Total interest income	22,626	17,117
Interest expense:
Investment securities and loans held in securitization trusts	14,079	8,620
Loans held for investment	—	1,144
Loans held for sale	3,315	1,848
Subordinated debentures	885	78
Total interest expense	18,279	11,690
Net interest income	4,347	5,427
OTHER INCOME (EXPENSE):
Gain on sales of mortgage loans	4,070	4,321
Brokered loan fees	2,777	2,000
Loss on sale of current period securitized loans	(773)	—
Gain on sale of securities and related hedges	—	377
Realized loss on investment securities	(969)	—
Miscellaneous income	119	114
Total other income (expense)	5,224	6,812
EXPENSES:
Salaries, commissions and benefits	6,341	7,143
Brokered loan expenses	2,168	1,519
Occupancy and equipment	1,326	2,135
Marketing and promotion	787	1,400
Data processing and communications	661	518
Office supplies and expenses	605	573
Professional fees	1,281	744
Travel and entertainment	182	215
Depreciation and amortization	565	343
Other	367	377
Total expenses	14,283	14,967
LOSS BEFORE INCOME TAX BENEFIT	(4,712)	(2,728)
Income tax benefit	2,916	2,690
NET LOSS	$(1,796)	$(38)
Basic and diluted loss per share	$(0.10)	$0.00
Weighted average shares outstanding-basic and diluted	17,967	17,797

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2006
(dollar amounts in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Stockholders' Deficit	Accumulated Other Comprehensive (Loss)/ Income	Comprehensive (Loss)/ Income	Total
BALANCE, JANUARY 1, 2006 -- Stockholders' Equity	183	$107,573	$(8,708)	$1,910	—	$100,958
Net loss	—	—	(1,796)	—	$(1,796)	(1,796)
Dividends declared	—	(2,547)	—	—	—	(2,547)
Repurchase of common stock	(1)	(299)	—	—	—	(300)
Vested restricted stock	—	241	—	—	—	241
Vested performance shares	—	24	—	—	—	24
Vested stock options	—	4	—	—	—	4
Decrease in net unrealized gain on available for sale securities	—	—	—	(7,562)	(7,562)	(7,562)
Increase in net unrealized gain on derivative instruments	—	—	—	4,681	4,681	4,681
Comprehensive loss	—	—	—	—	$(4,677)	—
BALANCE, MARCH 31, 2006 -- Stockholders' Equity	182	$104,996	$(10,504)	$(971)		$93,703

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,796)	$(38)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	565	343
Amortization of premium on investment securities and mortgage loans	446	1,185
Loss on sale of current period securitized loans	773	—
Realized loss on sale of investment securities	969	—
Gain on sale of securities and related hedges	—	(377)
Purchase of mortgage loans held for sale	(213,367)	—
Origination of mortgage loans held for sale	(422,247)	(426,768)
Proceeds from sales of mortgage loans	628,314	411,670
Restricted stock compensation expense	264	997
Stock option grants - compensation expense	4	9
Deferred tax benefit	(2,916)	(2,690)
Change in value of derivatives	(125)	(977)
(Increase) decrease in operating assets:
Due from loan purchasers	20,612	(11,436)
Escrow deposits - pending loan closings	(1,513)	(6,206)
Accounts and accrued interest receivable	(2,353)	2,508
Prepaid and other assets	583	(1,021)
Increase (decrease) in operating liabilities:
Due to loan purchasers	(21)	64
Accounts payable and accrued expenses	(5,861)	124
Other liabilities	307	110
Net cash provided by (used in) operating activities	2,638	(32,503)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,181	1,926
Purchase of investment securities	(124,896)	(2,355)
Purchase of mortgage loans held in securitization trusts	—	(167,874)
Principal repayments received on mortgage loans held in securitization trusts	40,405	5,600
Proceeds from sale of investment securities	159,040	—
Origination of mortgage loans held for investment	—	(136,393)
Principal paydown on investment securities	54,475	86,656
Payments received on loans held for investment	—	3,816
Purchases of property and equipment	(626)	(526)
Net cash provided by (used in) investing activities	130,579	(209,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(299)	—
Change in financing arrangements, net	(132,591)	220,293
Dividends paid	(3,834)	(4,347)
Issuance of subordinated debentures	—	25,000
Net cash (used in) provided by financing activities	(136,724)	240,946
NET DECREASES IN CASH AND CASH EQUIVALENTS	(3,507)	(707)
CASH AND CASH EQUIVALENTS - Beginning of period	9,056	7,613
CASH AND CASH EQUIVALENTS - End of period	$5,549	$6,906
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$22,688	$15,408
NON CASH FINANCING ACTIVITIES
Dividends declared to be paid in subsequent period	$2,547	$4,529
NON CASH INVESTING ACTIVITIES
Non-cash purchase of investment securities	$60,000	—

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully-integrated, self-advised, residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and fixed-rate and adjustable-rate mortgage loans and securities originated through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”) or acquired from third parties. The Company also earns net interest income from its investment in and the securitization of certain adjustable rate mortgage loans that meet the Company’s investment criteria. Licensed, or exempt from licensing, in 44 states and the District of Columbia and through a network of 27 full-service loan origination locations and 26 satellite loan origination locations, NYMC originates a wide range of mortgage loans, with a primary focus on prime, residential mortgage loans.

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

On March 30, 2006 the NYMT completed its fourth loan securitization transaction of approximately $277.4 million of high-credit quality, first-lien, adjustable rate mortgage (“ARM”) loans, 24% of which were self-originated through NYMC. The securitization is comprised of approximately $274.6 million of certificates issued by New York Mortgage Trust 2006-1 (the "Trust"). The terms of this securitization were structured to meet the criteria for sale as required in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As a result of this transaction, the Company recorded a $0.4 million servicing asset related to self-originated loans.

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to current period classifications, including the reclassification of $1.7 million of Interest income - Loans held for investment, for the quarter ended March 31, 2005, to Interest income - Invesment securities and loans held in securitization trusts. In addition, there was a reclassification of $1.1 million of Interest expense - Loans held for invesment, for the quarter ended March 31, 2005, to Interest expense - Investment securities and loans held in securitization trusts. All intercompany transactions and balances have been eliminated.

Upon the closing of the Company’s IPO, of the 2,750,000 shares exchanged for the equity interests of NYMC, 100,000 shares were held in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of NYMC for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $493,000 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC entered into a new escrow agreement which extended the escrow period to December 31, 2005 for the remaining 52,320 shares. On or about December 31, 2005, the escrow period was extended for an additional year to December 31, 2006. There have been no additional losses with respect to the escrow agreement recorded during the three month period ended March 31, 2006.

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

Restricted Cash - Restricted cash is held by counterparties as collateral for hedging instruments, a warehouse facility and two letters of credit related to the Company’s lease of its corporate headquarters

Investment Securities Available for Sale - The Company’s investment securities are residential mortgage-backed securities comprised of Ginnie Mae (“GNMA”) and “AAA”- rated adjustable-rate securities, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities and related hedges. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

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

As of December 31, 2005, management concluded that the decline in value of certain of the available for sale securities was other-than-temporary based on the intent of the Company to potentially sell such securities rather than retain them for a time sufficient to allow for anticipated recovery in market value. Accordingly, the cost basis of those securities of $395.7 million was written down to fair value and an unrealized loss of $7.4 million was transferred from accumulated other comprehensive income as an impairment loss on investment securities during the year ended December 31, 2005. During the quarter ended March 31, 2006 these securities were sold which resulted in an additional loss of approximately $1.0 million, due to a decline in the value of such securities subsequent to the year end.

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

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain ARM mortgage loans transferred to the NYMT 2005-1, the NYMT 2005-2 and the NYMT 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are recorded at amortized cost, using the same accounting principles as that used for mortgage loans held for investment.   Currently the Company has retained 100% of the securities issued by NYMT 2005-1 and the NYMT 2005-2 and the securities have been financed as a secured borrowing under repurchase agreements.  For our third securitization, NYMT 2005-03, we sold investment grade securities to third parties, which are recorded as collateralized debt obligations on the accompanying consolidated balance sheet.

Mortgage Loans Held for Investment - The Company may retain the adjustable-rate mortgage loans originated that meet specific investment criteria and portfolio requirements. Loans originated and retained in the Company’s portfolio are serviced through a subservicer. Servicing is the function primarily consisting of collecting monthly payments from mortgage borrowers, and disbursing those funds to the appropriate loan investors.

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

Mortgage Servicing Rights - When the Company sells loans in securitizations of residential mortgage loans, it may, depending on the structure of the securitization, capitalize mortgage servicing rights ("MSRs") that are initially measured at fair value based on defined interest rate risk strata. When the Company sells certain loans and retains the servicing rights, it allocates the cost basis of the loans between the assets sold and the MSRs based on their relative fair values on the date of sale. Generally, MSRs a result from certain loan securitizations structured as real estate mortgage investment conduits (“REMIC”).

The Company estimates the fair value of its MSRs based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, including prepayment speeds, forward yield curves, and discount rates commensurate with the risk involved. Periodic changes in fair value are recorded to income or expense for the period.

For the period ended March 31, 2006, mortgage servicing rights were created as a result of our securitization of $277.4 million of mortgage loans through New York Mortgage Trust 2006-1 on March 30, 2006. The value of these servicing rights is $0.4 million at March 31, 2006 and is included as a component of “Other assets” on the Company’s consolidated balance sheet.

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

The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of March 31, 2006 the allowance for loan losses is insignificant. Determining the allowance for loan losses is subjective in nature due to the estimation required.

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

Financing Arrangements, Portfolio Investments— Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by the Company’s portfolio securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Financing Arrangements, Loans Held for Sale/for Investment— Loans held for sale or for investment are typically financed with warehouse lines that are collateralized by loans we originate or purchase from third parties.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Collateralized Debt Obligations - CDOs are debt securities that are issued by the Company through an “on balance sheet” securitization and typically secured by ARM loans.  For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes interest rate caps held by the securitization trust and recorded as an asset or liability of the Company.

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

All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the statement of operations when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. Ineffective portions, if any, of changes in the fair value or cash flow hedges are recognized in earnings. (See Note 16 below).

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

Loan Origination Fees and Direct Origination Cost - The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation, benefits and commission costs have been reduced by $6.4 million and $9.6 million for the three months periods ended March 31, 2006 and 2005, respectively, because such amounts are considered incremental direct loan origination costs.

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

Employee Benefit Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of eligible compensation. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $0.1 million for each three month period ended March 31, 2006 and 2005.

Stock Based Compensation - Until January 1, 2006, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). The provisions of SFAS No. 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company, since its inception, has elected not to apply APB No. 25 in accounting for its stock option incentive plans and has expensed stock based compensation in accordance with SFAS No. 123.

In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which will require all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement became effective for the Company on January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements.

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

The Company’s QRS is subject to federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

New Accounting Pronouncements -In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” Effective at the beginning of the first quarter of 2006, the Company adopted the newly issued statement and elected the fair value option to subsequently measure its mortgage servicing rights (“MSRs”). Under the fair value option, all changes in the fair value of MSRs are reported in the statement of operations. The initial implementation of SFAS 156 did not have a material impact on the Company’s financial statements.

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

2.	Investment Securities Available For Sale

Investment securities available for sale consist of the following as of March 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	March 31, 2006	December 31, 2005
Amortized cost	$493,045	$720,583
Gross unrealized gains	19	1
Gross unrealized losses	(7,581)	(4,102)
Fair value	$485,483	$716,482

The amortized cost balance at December 31, 2005 included approximately $388.3 million of certain lower-yielding mortgage (with rate resets of less than two years) agency securities that the Company had concluded it no longer had the intent to hold until their values recovered. Upon such determination, the Company recorded an unrealized impairment loss of $7.4 million for the three months ended December 31, 2005. For the three months ended March 31, 2006, all of such designated securities were sold at an additional loss of $1.0 million.

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

The following table sets forth the stated reset periods and weighted average yields of our investment securities at March 31, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$125,928	6.14%	$—	—	$—	—	$125,928	6.14%
Private Label ARMs	3,981	5.67%	58,513	5.91%	297,061	5.87%	359,555	5.88%
Total	$129,909	6.12%	$58,513	5.91%	$297,061	5.87%	$485,483	5.94%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2005 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$13,535	5.45%	$—	—	$—	—	$13,535	5.45%
FHLMC Agency ARMs	—	—	91,217	3.82%	—	—	91,217	3.82%
FNMA Agency ARMs	—	—	297,048	3.91%	—	—	297,048	3.91%
Private Label ARMs	—	—	57,605	4.22%	257,077	4.57%	314,682	4.51%
Total	$13,535	5.45%	$445,870	3.93%	$257,077	4.57%	$716,482	4.19%

The following table presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Vaue	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO Floating Rate	$56,987	$115	$2,040	$5	$59,027	$120
Private Label ARMs	82,899	880	255,715	6,581	338,614	7,461
Total	$139,886	$995	$257,755	$6,586	$397,641	$7,581

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Vaue	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO Floating Rate	$11,761	$19	$—	$—	$11,761	$19
Private Label ARMs	48,642	203	270,124	3,880	318,766	4,083
Total	$60,403	$222	$270,124	$3,880	$330,527	$4,102

3.	Mortgage Loans Held For Sale

Mortgage loans held for sale consist of the following as of March 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	March 31, 2006	December 31, 2005
Mortgage loans principal amount	$114,064	$108,244
Deferred origination costs - net	190	27
Mortgage loans held for sale	$114,254	$108,271

Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financing arrangements (Note 10).

4.	Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following as of March 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	March 31, 2006	December 31, 2005

Mortgage loans principal amount	$735,625	$771,451
Deferred origination costs - net	4,921	5,159
Total mortgage loans held in securitization trusts	$740,546	$776,610

Substantially all of the Company’s mortgage loans held in securitization trusts are pledged as collateral for borrowings under financing arrangements (Note 9) or for the collateralized debt obligation (Note 11).

As of March 31, 2006, we had seven delinquent loans totaling $3.6 million categorized as mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of March 31, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,774.8	0.24%
61-90	1	74.3	0.01%
90+	3	$1,771.0	0.24%

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

The Company had no mortgage loans held for investment at March 31, 2006 and at December 31, 2005 mortgage loans held for investment consist of the following (dollar amounts in thousands):

December 31, 2005
Mortgage loans principal amount	$4,054
Deferred origination costs - net	6
Total mortgage loans held for investment	$4,060

All of the Company’s mortgage loans held for investment at December 31, 2005 were sold during the first quarter of 2006, with a loss of $0.8 million recognized at the time of sale.

Substantially all of the Company’s mortgage loans held for investment were pledged as collateral for borrowings under financing arrangements at December 31, 2005 (Note 9).

6.	Sale of Mortgage Loans Through Securitization

On March 30, 2006, the Company sold residential mortgage loans to the Trust  in a securitization transaction structured as a sale under SFAS 140. In this securitization, the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees of approximately 0.21% of the outstanding balance of mortgage loans and rights to future cash flows arising after the senior investors in the securitization trust have received their stated return. The investors and the securitization trust have no recourse to the Company’s other assets. The interests that continue to be held by the Company are subordinate to investor’s interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The Company recognized a pre-tax loss of $0.8 million on this securitization of residential mortgage loans.

7.	Property and Equipment - Net

Property and equipment consist of the following as of March 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	March 31, 2006	December 31, 2005
Office and computer equipment	$6,795	$6,292
Furniture and fixtures	2,296	2,306
Leasehold improvements	1,531	1,429
Total premises and equipment	10,622	10,027
Less: accumulated depreciation and amortization	(3,612)	(3,145)
Property and equipment - net	$7,010	$6,882

8.	Derivative Instruments and Hedging Activities

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of March 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	March 31, 2006	December 31, 2005
Derivative Assets:
Interest rate caps	$4,162	$3,340
Interest rate swaps	6,043	6,383
Interest rate lock commitments - loan commitments	—	123
Forward loan sale contracts - loan commitments	108	—
Forward loan sale contracts - mortgage loans held for sale	93	—
Forward loan sale contracts - TBA securities	335	—
Total derivative assets	$10,741	$9,846
Derivative Liabilities:
Forward loan sale contracts - loan commitments	—	(38)
Forward loan sale contracts - mortgage loans held for sale	—	(18)
Forward loan sale contracts - TBA securities	—	(324)
Interest rate lock commitments - loan commitments	(352)	—
Interest rate lock commitments - mortgage loans held for sale	(233)	(14)
Total derivative liabilities	$(585)	$(394)

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of March 31, 2006 were $652.0 million, $1.8 billion and $182.7 million, respectively.

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2005 were $645.0 million, $1.9 billion and $201.8 million, respectively

The Company estimates that over the next twelve months, approximately $4.4 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.

9.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trusts. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At March 31, 2006, the Company had repurchase agreements with an outstanding balance of $1.1 billion and a weighted average interest rate of 4.80%. As of December 31, 2005, the Company had repurchase agreements with an outstanding balance of $1.2 billion and a weighted average interest rate of 4.37%. At March 31, 2006 and December 31, 2005 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $1.1 billion and $1.2 billion, respectively. As of March 31, 2006 all of the repurchase agreements will mature within 30 days, with weighted average days to maturity equal to 17 days. The Company has available to it $5.6 billion in commitments to provide financings through such arrangements with 23 different counterparties.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of March 31, 2006 and December 31, 2005 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	March 31, 2006	December 31, 2005
Barclays Bank	$47,165	$—
Citigroup Global Markets Inc.	200,000	200,000
Countrywide Securities Corporation	—	109,632
Credit Suisse First Boston LLC	—	148,131
Deutsche Bank Securities Inc.	80,845	205,233
HSBC	278,365	163,781
J.P. Morgan Securities Inc.	40,355	37,481
Merrill Lynch Government Securities Inc.	150,571	—
WaMu Capital Corp	—	158,457
West LB	259,443	143,784
Total Financing Arrangements, Portfolio Investments	$1,056,744	$1,166,499

10.	Financing Arrangements, Mortgage Loans Held for Sale or Investment

Financing arrangements secured by mortgage loans held for sale or for investment consist of the following as of March 31, 2006, and December 31, 2005 (dollar amounts in thousands):

	March 31, 2006	December 31, 2005
$250 million master repurchase agreement with Greenwich Capital Financial Products, Inc, expiring on December 4, 2006 bearing interest at one-month LIBOR plus spreads from 0.75% to 1.25% depending on collateral (5.44% at March 31, 2006 and 5.137% at December 31, 2005). Principal repayments are required 120 days from the funding date(a)	$392	$81,577
$200 million master repurchase agreement with CSFB expiring on March 30, 2007 bearing interest at daily LIBOR plus spreads from 0.75% to 2.000% depending on collateral (5.74% at March 31, 2006 and 4.3413% at December 31, 2005). Principal repayments are required 90 days from the funding date.	101,688	143,609
$300 million master repurchase agreement with Deutsche Bank Structured Products, Inc. expiring on December 13, 2006 bearing interest at 1 month Libor plus spreads from .625% to 1.25% depending on collateral (5.5% at March 31, 2006). Principal payments are due 120 days from the repurchase date.	107,966	─
	$210,046	$225,186

(a)
This credit facility, with Greenwich Capital Financial Products, Inc., requires the Company to transfer specific collateral to the lender under repurchase agreements; however, due to the rate of turnover of the collateral by the Company, the counterparty has not taken title to or recorded their interest in any of the collateral transferred. Interest is paid to the counterparty based on the amount of outstanding borrowings and on the terms provided. This facility was renewed on January 6, 2006 and expires December 4, 2007.

The lines of credit are secured by all of the mortgage loans held by the Company, except for the loans held in securitization trusts. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of March 31, 2006, the Company was in compliance with all covenants with the exception of the net income covenants on all three facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

11.	Collateralized Debt Obligations

The Company’s CDO is secured by ARM loans pledged as collateral. The ARM loans are recorded as an asset of the Company and the CDO is recorded as the Company’s debt. The transaction includes an amortizing interest rate cap contract with a notional amount of $222.1 million which is held by the trust and recorded as an asset of the Company. The interest rate cap limits the interest rate exposure on these transactions. As of March 31, 2006 and December 31, 2005, we have CDO outstanding of $220.5 million and $228.2 million, respectively. As of March 31, 2006 the current weighted average interest rate on this CDOs was 5.07%. The CDO is collateralized by ARM loans with a principal balance of $227.8 million.

12.	Subordinated Debentures

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

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (8.28% at March 31, 2006). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

13.	Commitments and Contingencies

Loans Sold to Investors - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by investors. Such loans are then generally repackaged and sold to other investors.

Loans Funding and Delivery Commitments - At March 31, 2006 and December 31, 2005 the Company had commitments to fund loans with agreed-upon rates totaling $262.9 million and $238.4 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled $182.7 million and $201.8 million at March 31, 2006 and December 31, 2005, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.

Net Worth Requirements - NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with FannieMae, Freddie Mac, HUD and other investors. As of May 1, 2006 NYMC is in compliance with all minimum net worth requirements.

Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.

Leases - The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2011. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $1.3 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. In March 2005, the Company entered into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The sub-lease tenant has contractual terms for less than the Company’s remaining contractual obligation. This transaction was completed in late March 2005. Accordingly, during the first quarter of 2005, the Company recognized a charge of $0.8 million to earnings.

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

On February 15, 2005, the Company entered into an irrevocable standby letter of credit in an initial amount of $500,000 with the beneficiary being CCC Atlantic, L.L.C., the landlord of the Company’s leased facility at 500 Burton Avenue, Northfield, New Jersey. The letter of credit serves as security for leased office property, initially occupied by employees of our branches doing business as Ivy League Mortgage, L.L.C. The letter of credit is secured by cash held by the Company equal to the initial amount of the letter of credit which will be reduced at each of the first four annual anniversary dates by $50,000, thereafter to remain at a value of $250,000 until termination on April 1, 2015. The letter of credit and cash has been reduced to $450,000 as of March 31, 2006.

14.	Related Party Transactions

Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $500 in fees and other amounts from NYMC borrowers for the three months ended March 31, 2006. NYMC does not economically benefit from such referrals.

15.	Concentrations of Credit Risk

The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At March 31, 2006 and December 31, 2005, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	March 31, 2006	December 31, 2005
California	14.7%	0.0%
New York	13.7%	43.0%
Massachusetts	13.5%	17.8%
Florida	12.2%	9.7%
Illinois	6.3%	1.7%
Connecticut	5.3%	5.7%
New Jersey	3.7%	5.1%

At March 31, 2006 and December 31, 2005, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in securitization trusts and mortgage loans held for investment as follows:

	March 31, 2006	December 31, 2005
New York	24.2%	32.7%
Massachusetts	13.9%	19.4%
California	10.1%	14.1%
New Jersey	4.0%	5.8%
Florida	3.9%	5.4%

16.	Fair Value of Financial Instruments

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

d. Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

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

The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value (dollar amounts in thousands):

	March 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$493,045	$485,483	$485,483
Mortgage loans held in the securitization trusts	735,626	740,546	737,730
Mortgage loans held for sale	114,064	114,254	114,362
Commitments and contingencies:
Interest rate lock commitments	262,913	(585)	(585)
Forward loan sales contracts	182,702	536	536
Interest rate swaps	652,000	6,043	6,043
Interest rate caps	1,791,431	4,162	4,162

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	201,771	(380)	(380)
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,858,860	3,340	3,340

17.	Income Taxes

A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the periods ended March 31, 2006 and December 31, 2005, is as follows (dollar amounts in thousands).

	March 31, 2006	December 31, 2005
Tax at statutory rate (35%)	$(1,649)	$(4,861)
Non-taxable REIT income	(668)	(2,038)
Transfer pricing of loans sold to nontaxable parent	11	555
State and local taxes	(608)	(1,731)
Change in tax status	─	(453)
Miscellaneous	(2)	(21)
Total provision (benefit)	$(2,916)	$(8,549)

The income tax benefit for the period ended March 31, 2006 is comprised of the following components (dollar amounts in thousands):

	Deferred	Total
Regular tax benefit
Federal	$(2,308)	$(2,308)
State	(608)	(608)
Total tax benefit	$(2,916)	$(2,916)

The income tax benefit for the period ended March 31, 2005 is comprised of the following components (dollar amounts in thousands):

	Deferred	Total
Regular tax benefit
Federal	$(2,133)	$(2,133)
State	(557)	(557)
Total tax benefit	$(2,690)	$(2,690)

The major sources of temporary differences and their deferred tax effect at March 31, 2006 are as follows (dollar amounts in thousands):

Deferred tax asset:
Net operating loss carry forward	$12,445
Restricted stock, performance shares and stock option expense	252
Rent expense	68
Management compensation	6
Loss on sublease	176
Mark to market adjustments	59
Total deferred tax asset	13,006
Deferred tax liabilities:
Depreciation	231
Total deferred tax liability	231
Net deferred tax asset	$12,775

The major sources of temporary differences and their deferred tax effect at December 31, 2005 are as follows (dollar amounts in thousands):

Deferred tax asset:
Net operating loss carry forward	$9,560
Restricted stock, performance shares and stock option expense	125
Rent expense	120
Management compensation	98
Loss on sublease	181
Mark to market adjustments	94
Total deferred tax asset	10,178
Deferred tax liabilities:
Depreciation	319
Total deferred tax liability	319
Net deferred tax asset	$9,859

The net deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. The net operating loss carry forward expires at various intervals between 2012 and 2026.

18.	Segment Reporting

The Company operates in two reportable segments:

•	Mortgage Portfolio Management— long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending— mortgage loan originations as conducted by NYMC.

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

	Three Months Ended March 31, 2006
	(dollar amounts in thousands)
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Interest income:
Investment securities and loans held in securitization trusts	$17,584	$—	$17,584
Loans held for sale	—	5,042	5,042
Total interest income	17,584	5,042	22,626
Interest expense:
Investment securities and loans held in securitization trusts	14,079	—	14,079
Loans held for sale	—	3,315	3,315
Subordinated debentures	—	885	885
Total interest expense	14,079	4,200	18,279
Net interest income	3,505	842	4,347
OTHER INCOME (EXPENSE):
Gain on sales of mortgage loans	—	4,070	4,070
Brokered loan fees	—	2,777	2,777
Loss on sale of current period securitized loans	—	(773)	(773)
Realized loss on investment securities	(969)	—	(969)
Miscellaneous income	—	119	119
Total other income (expense)	(969)	6,193	5,224
EXPENSES:
Salaries, commissions and benefits	250	6,091	6,341
Brokered loan expenses	—	2,168	2,168
Occupancy and equipment	1	1,325	1,326
Marketing and promotion	8	779	787
Data processing and communication	56	605	661
Office supplies and expenses	14	591	605
Professional fees	94	1,187	1,281
Travel and entertainment	8	174	182
Depreciation and amortization	—	565	565
Other	64	303	367
Total expenses	495	13,788	14,283
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	2,041	(6,753)	(4,712)
Income tax benefit	—	2,916	2,916
NET INCOME (LOSS)	$2,041	$(3,837)	$(1,796)
Segment assets	$1,452,567	$252,209	$1,704,776
Segment equity (deficit)	$96,279	$(2,576)	$93,703

	Three Months Ended March 31, 2005
	(dollar amounts in thousands)
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Interest income:
Investment securities and loans held in securitization trusts	$12,863	$—	$12,863
Loans held for investment	1,661	—	1,661
Loans held for sale	—	2,593	2,593
Total interest income	14,524	2,593	17,117
Interest expense:
Investment securities and loans held in securitization trusts	8,620	—	8,620
Loans held for investment	1,144	—	1,144
Loans held for sale	—	1,848	1,848
Subordinated debentures	—	78	78
Total interest expense	9,764	1,926	11,690
Net interest income	4,760	667	5,427
OTHER INCOME (EXPENSE):
Gain on sales of mortgage loans	—	4,321	4,321
Brokered loan fees	—	2,000	2,000
Gain on sale of securities	377	—	377
Miscellaneous income	—	114	114
Total other income (expense)	377	6,435	6,812
EXPENSES:
Salaries, commissions and benefits	508	6,635	7,143
Brokered loan expenses	—	1,519	1,519
Occupancy and equipment	3	2,132	2,135
Marketing and promotion	53	1,347	1,400
Data processing and communication	9	509	518
Office supplies and expenses	2	571	573
Professional fees	86	658	744
Travel and entertainment	1	214	215
Depreciation and amortization	3	340	343
Other	171	206	377
Total expenses	836	14,131	14,967
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	4,301	(7,029)	(2,728)
Income tax benefit	—	2,690	2,690
NET INCOME (LOSS)	$4,301	$(4,339)	$(38)
Segment assets	$1,619,934	$236,451	$1,856,385
Segment equity	$105,965	$8,693	$114,658

19.	Stock Incentive Plan

Pursuant to the 2004 Stock Incentive Plan (the “2004 Plan”), eligible employees, officers and directors were offered the opportunity to acquire shares of the Company’s common stock through the grant of options and the award of restricted stock under the 2004 Plan. In connection with the Plan, the Company also awarded shares of stock to certain of its employees conditioned upon satisfaction of certain performance criteria related to the November 2004 acquisition of Guaranty Residential Lending. The maximum number of options that could be issued under the 2004 Plan was 706,000 shares and the maximum number of restricted stock awards that could be granted under the 2004 Plan was 794,250.

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

Options

The Company has issued stock options to employees under shares-based compensation plans. The 2004 Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of March 31, 2006, 591,500 options have been granted pursuant to the 2004 Plan with a vesting period of two years with a contractual term of 10 years.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123-R. The compensation cost charged against income during the three months ended March 31, 2006 and 2005 was $4,000 and $9,188, respectively. As of March 31, 2006, these was $136,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans which is expected to be recognized over a weighted average period of 8.5 years. No cash was received for the exercise of stock options during the three month periods ended March 31, 2006 and March 31, 2005.

A summary of the status of the Company's options as of March 31, 2006 and changes during the three month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2006	541,500		$9.56
Granted	—		$—
Forfeited	10,000		9.83
Exercised	—		—

Outstanding as of March 31, 2006	531,500		$9.55
Options exercisable as of March 31, 2006	413,167		$9.48
Weighted-average fair value of options granted during the period	—	$	N/A

A summary of the status of the Company's options as of March 31, 2005 and changes during the three month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2005	591,500		$9.58
Granted	—		$—
Forfeited	—		—
Exercised	—		—

Outstanding as of March 31, 2005	591,500		$9.58
Options exercisable as of March 31, 2005	314,833		$9.36
Weighted-average fair value of options granted during the period	—	$	N/A

The following table summarizes information about stock options at March 31, 2006:

	Options Outstanding
		Weighted-
		Average
		Remaining		Options Exercisable		Fair Value
	Number	Contractual	Exercise	Number	Exercise	of Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Granted
$9.00	176,500	8.2	$9.00	176,500	$9.00	$0.39
$9.83	355,000	8.7	9.83	236,667	9.83	0.29
Total	531,500	8.5	$9.55	413,167	$9.48	$0.33

The following table summarizes information about stock options at March 31, 2005:

	Options Outstanding
		Weighted-
		Average
		Remaining		Options Exercisable		Fair Value
	Number	Contractual	Exercise	Number	Exercise	of Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Granted
$9.00	176,500	9.2	$9.00	176,500	$9.00	$0.39
$9.83	415,000	9.7	9.83	138,333	9.83	0.29
Total	591,500	9.5	$9.58	314,833	$9.35	$0.35

The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:
Risk-free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

 The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected volatility was based on estimated volatility of the Company’s shares for a period equal to the stock option’s expected life. The expected life of options was estimated to be the contractual term of the options.

Restricted Stock

As of March 31, 2006, the Company has awarded 555,178 shares of restricted stock under the 2005 Plan, of which 334,120 shares have fully vested. As of March 31, 2006 the remaining shares of restricted stock awarded under the 2004 Plan are subject to vesting periods between 3 and 30 months. During the three months ended March 31, 2006, the Company recognized non-cash compensation expense of $241,000 relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

A summary of the status of the Company's non-vested restricted stock as of March 31, 2006 and changes during the three month period then ended is presented below:

	Number of Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year, January 1, 2006	221,058		$9.33
Granted	—		$—
Forfeited	—		—
Exercised	—		—

Nonvested shares as of March 31, 2005	221,058		$9.33
Weighted-average fair value of restricted stock granted during the period	—	$	N/A

A summary of the status of the Company's non-vested restricted stock as of March 31, 2005 and changes during the three month period then ended is presented below:

	Number of Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year, January 1, 2005	367,803		$9.23
Granted	—		$—
Forfeited	—		—
Exercised	—		—

Nonvested shares as of March 31, 2005	367,803		$9.23
Weighted-average fair value of restricted stock granted during the period	—	$	N/A

Performance Based Stock Awards

In November 2004, the Company acquired 15 full-service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. (“GRL”). Pursuant to that transaction, the Company has committed to award 236,256 shares of the Company’s stock to certain employees of those branches. Of these committed shares, 206,256 were performance based stock awards granted upon attainment of predetermined production levels and 30,653 were restricted stock awards. As of March 31, 2006, the awards range in vesting periods from 3 to 12 months with a share price set at the December 2, 2004 grant date market value of $9.83 per share. During the three months ended March 31, 2006, the Company recognized non-cash compensation expense of $23,700 relating to performance based stock awards. Unvested issued performance share awards have no voting rights and do not earn dividends.

A summary of the status of the Company's non-vested performance based stock awards as of March 31, 2006 and changes during the three month period then ended is presented below:

	Number of Nonvested Performance Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year, January 1, 2006	61,078		$9.83
Granted	—		$—
Forfeited	5,555		9.83
Exercised	775		—

Nonvested shares as of March 31, 2005	54,748		$9.83
Weighted-average fair value of performance stock granted during the period	—	$	N/A

A summary of the status of the Company's non-vested performance based stock awards as of March 31, 2005 and changes during the three month period then ended is presented below:

	Number of Nonvested Performance Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year, January 1, 2005	206,256		$9.83
Granted	—		$—
Forfeited	2,077		—
Exercised	—		—

Nonvested shares as of March 31, 2005	204,179		$9.83
Weighted-average fair value of performance stock granted during the period	—	$	N/A

20.	Subsequent Events

On May 1, 2006, NYMT made an equity contribution to NYMC totaling $4.9 million. This contribution resulted in a Net Worth in NYMC above the $1.0 million minimum net worth required by HUD

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us and that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

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

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described under the caption “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed March 16, 2006.

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

General

New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”), a real estate investment trust (“REIT”) for federal income tax purposes, is engaged in the origination of and investment in residential mortgage loans throughout the United States. The Company, through its wholly owned taxable REIT subsidiary, The New York Mortgage Company, LLC (“NYMC”), originates a broad spectrum of residential loan products with a focus on high credit quality, or prime loans. In addition to prime loans, NYMC also originates jumbo loans, alternative-A loans, sub-prime loans and home equity or second mortgage loans through its retail and wholesale origination branch network. The Company’s mortgage investment portfolio is comprised of securitized, high credit quality, adjustable and hybrid ARM loans, the majority of which it expects, over time, will be originated by NYMC. NYMC, which originates residential mortgage loans through a network of 27 full-service loan origination locations and 26 satellite loan origination locations, is presently licensed or authorized to do business in 44 states and the District of Columbia.

Strategic Overview

We are considered an “active” mortgage REIT in that NYMC, our taxable REIT subsidiary, originates loans that may either be held in portfolio, aggregated and subsequently securitized for long-term investment or sold to third parties for gain on sale revenue. When we aggregate and securitize residential mortgage loans for investment, the leveraged portfolio is comprised largely of prime adjustable-rate mortgage loans that we originate or obtain from third parties and that meet our investment objectives and portfolio requirements, including adjustable-rate loans that have an initial fixed-rate period, which we refer to as hybrid mortgage loans. We believe that our ability to originate mortgage loans as the basis for our portfolio will enable us to build a portfolio that generates a higher return than the returns realized by “passive” mortgage investors that do not have their own origination capabilities, because the cost to originate and retain such mortgage loans for securitization is generally less than the premiums paid to purchase similar assets from third parties. Our portfolio loans are held at the REIT level or New York Mortgage Funding, LLC (“NYMF”), our qualified REIT subsidiary (“QRS”).

NYMC also originates and sells loans to third parties for gain on sale revenue rather than aggregating lower cost assets, depending on market conditions. We also, depending on market conditions, retain in our portfolio selected adjustable-rate and hybrid mortgage loans that we originate. Generally, we sell to third parties the fixed-rate loans and any adjustable-rate and hybrid mortgage loans that we originate that do not meet our investment criteria or portfolio requirements. We rely on our own underwriting criteria with respect to the mortgage loans we retain and rely on the underwriting criteria of the institutions to which we sell our loans with respect to the loans we sell. We believe our ability to originate and sell loans for gain on sale revenue is another advantage of being an active mortgage REIT.

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

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment assets and portfolio. As of March 31, 2006, we have $0.75 billion of commitments under our secured warehouse lines of credit, and up to $5.6 billion to provide repurchase agreement financing through 23 different counterparties. During 2005, we further diversified our sources of financing with the issuance of $45 million of trust preferred securities classified as subordinated debentures.

We also securitize mortgage loans through the creation of either collateralized debt obligations (“CDO”) or a real estate mortgage investment conduit (“REMIC”). For the securitizations we create, we may hold either 100% of the resultant securities or only certain subordinated tranches of the securities created (selling higher-rated tranches to third parties). When we hold 100% of the resultant securities, we create an asset with better liquidity and longer-term financing at better rates as opposed to financing whole loans through warehouse lines. When we sell to third parties the higher rated tranches of securities, the securitization eliminates short-term financing risk on those tranches sold to third parties (reducing the asset to liability duration gap, which is the difference between the estimated maturities or live of our earning assets and related financing facilities) and the mark-to-market pricing risk inherent in financing through repurchase agreements or warehouse lines of credit, thereby the underlying assets are not subject to margin calls.

Risk Management. As a mortgage lender and a manager of mortgage loan investments, we must mitigate key risks inherent in these businesses, principally credit risk and interest rate risk.

High Credit Quality Investment Portfolio. We retain in our portfolio only selected, high-quality loans that we originate or may opportunistically acquire. As a result, our investment portfolio consists of high-quality loans that we have either securitized for our own portfolio or that collateralize our CDO financings. High credit quality creates significant portfolio liquidity and provides for financing opportunities that are generally available on favorable terms. When we retain loans for investment, either whole loans being aggregated for securitization or CDOs in which we retain all resultant securities or below A-rated tranches, we retain the risk of potential credit losses relative to the agency or higher rated securities we may purchase from time-to-time. Since commencing our portfolio investment operations, we have not experienced any credit losses in our portfolio.

We believe that our credit performance is reflective of the high credit quality of the loans we originate or acquire for securitization, our prudent in-house underwriting, property valuation methods and review, our overall investment policies and prudent management of our delinquent loan portfolio. We believe that our delinquencies of 0.49% of the total par balance of our investment portfolio of residential loans at March 31, 2006 reflect strong credit characteristics and the credit culture of our underwriting and investment philosophy. The weighted average seasoning of loans in our investment portfolio of mortgage loans was approximately 12 months at March 31, 2006.

Interest Rate Risk Management. Another primary risk to our investment portfolio of mortgage loans and mortgage-backed securities is interest rate risk. We have a match funding philosophy in which we use hedging instruments to fix or cap the interest rates on our short-term, CDO and other financing arrangements that finance our investment portfolio of mortgage loans and securities. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of March 31, 2006, our net duration gap was approximately 10 months.

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

Description of Businesses

Mortgage Lending

Our mortgage lending operations are important to our financial results as they either produce the loans that will ultimately collateralize the mortgage securities that we will hold in our portfolio or provide us the flexibility to sell the loans for gain on sale revenue. We primarily originate prime, first-lien, residential mortgage loans and, to a lesser extent, second lien mortgage loans, home equity lines of credit, and bridge loans. For the three months ended March 31, 2006 and 2005, we originated $535.9 million and $426.8 million in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $4.1 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.

For the three months ended March 31, 2006 and 2005, we retained $3.1 million and originated and retained $136.4 million of such loans, respectively. When we retain loans that we originate (directly or those subsequently securitized through a structure that is deemed a financing for GAAP purposes), we are not able to recognize gain on sale revenues (and thus higher GAAP net income) as we would have if such loans were sold to third parties. Instead, the value of the gain on sale revenue benefits of our investment portfolio in the form of a lower cost asset and thus incrementally higher yield during the lives of retained loans. We estimate that the foregone premium we would have otherwise received had retained loans been sold to third parties is approximately $44,500 and $2.5 million for the three months ended March 31, 2006 and 2005, respectively.

We may also originate high quality, adjustable-rate mortgage loans for securitizations that are structured and deemed as a sale for GAAP purposes. For the three months ended March 31, 2006, we originated $66.7 million of loans that were subsequently securitized in New York Mortgage Trust 2006-1. Such loans are deemed sold for GAAP purposes and net gain on sale revenues are recognized as if the loans were sold to a third party. No such loans were originated for the three months ended March 31, 2005.

We also sold broker loans to third party mortgage lenders for which we receive a broker fee. For the three months ended March 31, 2006 and 2005, we originated $183.4 million and $109.4 million in brokered loans, respectively. We recognized net brokering income totaling $0.6 million and $0.5 million during the three months ended March 31, 2006 and 2005, respectively.

NYMC originates all of the mortgage loans we sell or broker and some of the loans that we retain for investment. On mortgages to be sold, we underwrite, process and fund the mortgages originated by NYMC.

Mortgage Portfolio Management

Our mortgage portfolio, consisting primarily of residential mortgage-backed securities and mortgage loans held for investment, currently generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

•	invest in assets generated from our self-origination of high-credit quality, single-family, residential mortgage loans;
•	invest in mortgage-backed securities originated by others, including ARM securities and collateralized mortgage obligation floaters (“CMO Floaters”);
•	generally operate as a long-term portfolio investor;
•	finance our portfolio by entering into repurchase agreements and as we aggregate mortgage loans for investment, issuing mortgage-backed bonds from time to time; and
•	generate earnings from the return on our mortgage securities and spread income from our mortgage loan portfolio.

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

Known Material Trends and Commentary

According to the March 13, 2006 Mortgage Finance Forecast of the Mortgage Bankers Association (“MBA”), the MBA estimated that lenders originated $2.8 trillion in mortgage loans in 2005. In the March 13, 2006 forecast, the MBA projects that mortgage loan volumes will decrease to $2.2 trillion in 2006 due to a less than expected increase in mortgage rates.

Total U.S. 1-to-4-Family Mortgage Originations	2005	2006 Forecast	Forecasted Percentage Change
	(dollar amounts in billions)
Purchase mortgages	$1,486	$1,432	(3.6)%
Refinancings	1,290	811	(37.1)%
Total	$2,776	$2,243	(19.2)%

Source: March 13, 2006 Mortgage Finance Forecast of the MBA

The following table summarizes the Company’s loan origination volume and characteristics for the three months ended March 31, 2006 relative to our prior year historical origination production. For the three months ended March 31, 2006, our total loan originations decreased 9.9% over the comparable period for 2005. This decrease contrasts favorably with the decrease forecasted in the March 13, 2006 Mortgage Finance Forecast of the MBA, which estimates an industry decrease for the period of 20.3% for total originations:

Our Total Mortgage Originations

	NYMC Total Mortgage Originations
	2005	2006	Percentage Change From Prior Year
	(dollar amounts in millions)
1st Quarter	$672.5	$605.6	(9.9)%
2nd Quarter	939.7
3rd Quarter	1,002.2
4th Quarter	822.9
Full Year	$3,437.3

With regard to purchase mortgage originations, statistics from the MBA since 1990 indicate that the volume of purchase mortgages year-after-year steadily increases throughout various economic and interest rate cycles. While management is unable to predict borrowing habits, we believe that historical trends indicate that the purchase mortgage market is relatively stable. For the three months ended March 31, 2006, our purchase mortgage originations have decreased by $21.9 million or 5.7% over the comparable period for the prior year. This decrease compares unfavorably to the 1.7% increase forecasted by the March 13, 2006 Mortgage Finance Forecast of the MBA for total U.S. 1-to-4-family purchase mortgage originations for the period.

Our Total Purchase Mortgage Originations
	NYMC Total Purchase Mortgage Originations
	2005	2006	Percentage Change From Prior Year
	(dollar amounts in millions)

1st Quarter	$381.0	$359.1	(5.7)%
2ndQuarter	601.7
3rd Quarter	569.8
4th Quarter	433.0
Full Year	$1,985.5

For the three months ended March 31, 2006, our originations of mortgage refinancings have decreased by $45.0 million or 15.4% versus the comparable period for the prior year. This 15.4% decrease in our origination of mortgage refinancings compares favorably to the 39.8% decrease for total U.S. 1-to-4-family refinance mortgage originations for the period estimated in the March 13, 2006 Mortgage Finance Forecast of the MBA.

Our Total Refinance Mortgage Originations

	NYMC Total Refinance Mortgage Originations
	2005	2006	Percentage Change From Prior Year
	(dollar amounts in millions)
1st Quarter	$291.5	$246.5	(15.4)%
2nd Quarter	338.0
3rd Quarter	432.4
4th Quarter	389.9
Full Year	$1,451.8

In the March 13, 2006 forecast, the MBA projected that mortgage loan volumes will decrease to $2.2 trillion in 2006, primarily due to an expected continued decline in the volume of loan refinancings. We believe that our concentration on purchase loan originations, which for the three months ended March 31, 2006 represents 59.3% of NYMC’s total residential mortgage loan originations as measured by principal balance, has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume that has resulted from rising interest rates. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, while our referral-based marketing strategy may cause our overall loan origination volume during periods of declining interest rates to lag our competitors who rely on mass marketing and advertising and who therefore capture a greater percentage of loan refinance applications during those periods, we believe this strategy generally enables us to sustain stronger home purchase loan origination volumes than those same competitors during periods of flat to rising interest rates. In addition, we believe that our referral-based business results in relatively higher gross margins and lower advertising costs and loan generation expenses than most other mortgage companies whose business is not referral-based.

During the three months ended March 31, 2006, the yield curve has remained relatively flat and may, during the course of the year, remain flat or further flatten. The flattening of the yield curve is driven by increasing short-term interest rates without a corresponding increase in long-term interest rates. If the yield curve continues to flatten, this will likely cause higher warehouse borrowing costs for our mortgage banking operations as well as additional compression in our net interest margin at the REIT.

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

Impairment of and Basis Adjustments on Securitized Financial Assets. As previously described herein, we regularly securitize our mortgage loans and retain the beneficial interests created. In addition, we may purchase such beneficial interests from third parties. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate. We recorded an impairment loss of $7.4 million during 2005, because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered. During the quarter ended March 31, 2006 these securities were sold and we incurred an additional loss of approximately $1.0 million.

Loan Loss Reserves on Mortgage Loans. We evaluate a reserve for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held for sale and mortgage loans held in securitization trusts. The estimation involves the consideration of various credit-related factors including, but not limited to, current economic conditions, the credit diversification of the portfolio, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of our mortgage loans held for investment or held in the securitization trusts deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio. Two critical assumptions used in estimating the loan loss reserve are frequency and severity. Frequency is the assumed rate of default or the expected rate at which loans may go into foreclosure over the life of the loans. Severity represents the expected rate of realized loss upon disposition/resolution of the collateral that has gone into foreclosure. Based on the performance and credit characteristics of the loan portfolio as of March 31, 2006, management maintained a loan loss reserve of $12,000.

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

Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued.  On a consolidated basis, for securitizations accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, no gain or loss is recorded in connection with the securitizations. Generally, for securitizations accounted for as a sale, a gain or loss is recorded in connection with the securitization based on the difference between the cost of the securitized assets and related structuring costs to the proceeds realized from the resultant sales of securities.

Each securitization entity is evaluated in accordance with Financial Accounting Standards Board Interpretation, or FIN, 46(R), Consolidation of Variable Interest Entities. When we have determined that we are the primary beneficiary of the securitization entities, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization.  Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders.  All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage banking and its mortgage-backed securities investment activities.

All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100% of the hedges. Ineffective portions, if any, of changes in the fair value or cash flow hedges are recognized in earnings.

New Accounting Pronouncements - In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” Effective at the beginning of the first quarter of 2006, the Company adopted the newly issued statement and elected the fair value option to subsequently measure its mortgage servicing rights (“MSRs”). Under the fair value option, all changes in the fair value of MSRs are reported in the statement of operations. The initial implementation of SFAS 156 did not have a material impact on the Company’s financial statements.

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

Overview of Performance

For the three months ended March 31, 2006, we reported a net loss of $1.8 million, as compared to a net loss of $38,000 for the three months ended March 31, 2005. Our revenues were driven largely from interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment) and gain on sale income from loan originations sold to third parties (our “mortgage lending” segment) during the period. The change in net income is attributed to a decrease in gain on sale revenues and a decrease in net interest income from our investment portfolio. Net income was further impacted by a $0.8 million loss on sale of securitized loans and a $1.0 million realized loss on the sale of impaired investment securities.

Summary of Operations and Key Performance Measurements

For the three months ended March 31, 2006, our net income was dependent upon our mortgage portfolio management operations and the net interest income  (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio of mortgage loans held for investment, mortgage loans held in securitization trusts and residential mortgage-backed securities in our portfolio management segment. The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the three months ended March 31, 2006:

	Amount	Average Outstanding Balance	Effective Rate
Net Interest Income Components:	($ in thousands)	($ in millions)
Interest Income
Investment securities and loans held in securitization trusts	$17,940.9	$1,478.6	4.85%
Amortization of premium	(356.9)	—	(0.10)%
Total interest income	$17,584.0	$1,478.6	4.75%
Interest Expense
Repurchase agreements	$15,976.9	$1,393.8	4.59%
Interest rate swaps and caps	(1,897.9)	—	(0.55)%
Total interest expense	$14,079.0	$1,393.8	4.04%
Net Interest Income	$3,505.0		0.71%

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;
•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and
•	return on our mortgage asset investments and the related management of interest rate risk.

For the three months ended March 31, 2006, our net income was also dependent upon our mortgage lending operations and originations from our mortgage lending segment, which includes the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties. Our mortgage banking activities generate revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers. When we retain a portion of our loan originations for our investment portfolio, we do not realize the gain on sale premiums we would have otherwise recognized had these loans been sold to third parties and such loans retained on our balance sheet at cost. As a result, revenues in our mortgage banking segment are lower than if we sold the loans to third parties and the book value of these assets on our balance sheet, which are accounted for on a cost basis, may differ from their fair market value.

A breakdown of our loan originations for the three months ended March 31, 2006 is as follows:

Description	Number of Loans	Aggregate Principal Balance ($ in millions)	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size
Purchase mortgages	1,669	$359.1	59.3%	6.97%	$215,162
Refinancings	838	246.5	40.7%	6.69%	294,146
Total	2,507	$605.6	100.0%	6.86%	241,569
Adjustable rate or hybrid	923	$287.3	47.4%	6.71%	311,297
Fixed rate	1,584	318.3	52.6%	6.99%	200,439
Total	2,507	$605.6	100.0%	6.86%	241,569
Bankered	1,895	$422.2	69.7%	6.99%	222,821
Brokered	612	183.4	30.3%	5.55%	299,621
Total	2,507	$605.6	100.0%	6.86%	$241,569

The key performance measures for our origination activities are:

•	dollar volume of mortgage loans originated;
•	relative cost of the loans originated;
•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and
•	return on our mortgage asset investments and the related management of interest rate risk.

Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Three Months Ended March 31, 2006 Financial Highlights:

•	Completion of our fourth securitization totaling $277.4 million in residential mortgage loans.
•	Consolidated net loss totaled $1.8 million.
•	Net income for the Company’s Mortgage Portfolio Management segment totaled $2.0 million.
•	Declared a first quarter 2006 cash dividend of $0.14 per common share payable on April 26, 2006 to stockholders of record as of April 6, 2006.

Financial Condition

Balance Sheet Analysis - Asset Quality

Investment Portfolio Related Assets

Mortgage Loans Held in Securitization Trusts and Mortgage Loans Held for Investment. Our portfolio consists of adjustable-rate mortgage loans that we originated or purchased opportunistically and that met our investment criteria and portfolio requirements. These loans are classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans. Once securitized into sequentially rated classes, the loans are accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and are classified as “mortgage loans held in securitization trusts.”

At March 31, 2006, we did not have any mortgage loans held for investment due to the New York Mortgage Trust 2006-1 (“NYMT 2006-1”) securitization transaction of $277.4 million of loans which occurred March 30, 2006. As this securitization was accounted for as a sale, any retained securities we own as a result of the securitization are held as an available for sale investment security.

During 2005, we securitized loan investments in three different securitizations:

•	New York Mortgage Trust 2005-1 (“NYMT 2005-1”), February 25, 2005; $419.0 million of loans
•	New York Mortgage Trust 2005-2 (“NYMT 2005-2), July 28, 2005; $242.9 million of loans
•	New York Mortgage Trust 2005-3 (“NYMT 2005-3), December 20, 2005; $235.0 million of loans

The following table details Mortgage Loans Held in Securitization Trusts at March 31, 2006 (dollar amounts in thousands):

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held in Securitization Trusts	$735,625	5.24%	$740,546	5.96%

At March 31, 2006, mortgage loans held in securitization trusts totaled $740.5 million, or 43.4% of total assets. Of this mortgage loan investment portfolio 100% are traditional or hybrid ARMs and 75.4% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

For loans held in secuitizations accounted for as a financing, we are exposed to credit risk on the underlying mortgage loans.  The same is true for loans in a securitization accounted for as a sale and for which we own the most subordinate class of securities.  The following table sets forth the composition of our loans held in securitizaion trusts as of March 31, 2006.

Characteristics of Our Mortgage Loans Held in Securitization (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Mortgage loans held in securitization trusts	1,538	$735,625	$740,546
Mortgage loans sold in REMIC trusts	503	277,403	—
Total loans with credit risk exposure	2,041	$1,013,028	$740,546

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$504	$3,500	$25
Coupon Rate	5.45%	7.75%	3.00%
Gross Margin	2.37%	7.01%	1.13%
Lifetime Cap	11.09%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	348	360	316

Percentage
Arm Loan Type
Traditional ARMs	3.7%
2/1 Hybrid ARMs	4.0%
3/1 Hybrid ARMs	22.8%
5/1 Hybrid ARMs	67.9%
7/1 Hybrid ARMs	1.6%
Total	100.0%
Percent of ARM loans that are interest only	74.4%
Weighted average length of interest only period	7.7 years

Percentage
Traditional ARMs - Periodic Caps
None	58.7%
1%	14.1%
Over 1%	27.2%
Total	100.0%

Hybrid ARMs - Initial Cap	Percentage
3.00% or less	21.3%
3.01%-4.00%	7.5%
4.01%-5.00%	70.1%
5.01%-6.00%	1.1%
Total	100.0%

FICO Scores	Percentage
650 or less	4.1%
651 to 700	18.1%
701 to 750	34.1%
751 to 800	40.0%
801 and over	3.7%
Total	100.0%
Average FICO Score	736

Percentage
Loan to Value (LTV)
50% or less	9.4%
50.01%-60.00%	9.2%
60.01%-70.00%	28.3%
70.01%-80.00%	50.9%
80.01% and over	2.2%
Total	100.0%
Average LTV	69.4%

Percentage
Property Type
Single Family	54.7%
Condominium	20.9%
Cooperative	7.8%
Planned Unit Development	13.3%
Two to Four Family	3.3%
Total	100.0%

Percentage
Occupancy Status
Primary	86.3%
Secondary	9.5%
Investor	4.2%
Total	100.0%

Percentage
Documentation Type
Full Documentation	67.0%
Stated Income	22.1%
Stated Income/ Stated Assets	9.2%
No Documentation	1.1%
No Ratio	0.6%
Total	100.0%

Percentage
Loan Purpose
Purchase	56.4%
Cash out refinance	25.7%
Rate & term refinance	17.9%
Total	100.0%

Percentage
Geographic Distribution: 5% or more in any one state
NY	24.2%
MA	13.9%
CA	10.1%
Other (less than 5% individually)	51.8%
Total	100.0%

Delinquency Status

As of March 31, 2006, we had seven delinquent loans totaling $3.6 million categorized as mortgage loans held in securitization trusts as compared to four delinquent loans totaling $2.0 million at December 31, 2005. The table below shows delinquencies in our loan portfolio as of March 31, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	3	$1,774.8	0.24%
61-90	1	74.3	0.01%
90+	3	$1,771.0	0.24%

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

We establish an allowance for loan losses based on our estimate of credit losses inherent in the Company’s investment portfolio of residential loans held for investment. Our portfolio of mortgage loans held for investment is collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon management’s assessment of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors that management believes warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required and the potential for imprecision. As of March 31, 2006 and December 31, 2005 our allowance for loan losses totaled $12,000.

Investment Securities - Available for Sale. Our securities portfolio consists of agency securities or AAA-rated residential mortgage-backed securities. At March 31, 2006, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following table sets forth the credit characteristics of our securities portfolio as of March 31, 2006.

Characteristics of Our Investment Securities (dollar amounts in thousands):

	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC Floatings	FNMA/FHLMC/GNMA	$125,754	$125,928	26%	6.13%	6.14%
Private Label Floaters	AAA	3,981	3,981	1%	5.47%	5.67%
Private Label ARMs	AAA	334,077	329,901	68%	4.83%	5.77%
NYMT Retained Securities	AAA-BBB	23,769	23,624	5%	5.67%	6.18%
NYMT Retained Securities	Below Investment Grade	2,774	2,049	0%	5.68%	16.62%
Total/Weighted Average		$490,355	$485,483	100%	5.21%	5.94%

The following table sets forth the interest rate repricing characteristics of our securities portfolio as of March 31, 2006 (dollar amounts in thousands):

Interest Rate Repricing	Carrying Value	% of Portfolio	Weighted Average Coupon
< 6 Months	$129,909	27%	6.11%
< 24 Months	58,513	12%	4.90%
< 60 Months	297,061	61%	4.89%
Total	$485,483	100%	5.21%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at March 31, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC Floaters	$125,928	6.14%	$—		$—	—	$125,928	6.14%
Private Label Floaters	3,981	5.67%	—	—	—	—	3,981	5.67%
Private Label ARMs	—	—	51,737	5.89%	278,164	5.75%	329,901	5.77%
NYMT Retained Securities	—	—	6,776	5.65%	18,897	7.69%	25,673	7.17%
Total	$129,909	6.12%	$58,513	5.86%	$297,061	5.87%	$485,483	5.94%

Mortgage Lending Related Assets

Mortgage Loans Held for Sale. Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $114.3 million at March 31, 2006 as compared to $108.3 million at December 31, 2005. We use warehouse lines of credit and loan aggregation facilities to finance our mortgage loans held for sale. Fluctuations in mortgage loans held for sale, warehouse lines of credit, due to/from loan purchasers and related accounts are dependent on factors such as loan production, seasonality and our investor’s ability to purchase loans on a timely basis.

Due from Purchasers.  We had amounts due from loan purchasers totaling $101.2 million at March 31, 2006 as compared to $121.8 million at December 31, 2005. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end.

Escrow Deposits - Pending Loan Closings.  We had escrow deposits pending loan closing of $2.9 million at March 31, 2006 as compared to $1.4 million at December 31, 2005. Escrow deposits pending loan closings are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

Non-Loan or Investment Assets

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $5.5 million at March 31, 2006 versus $9.1 million at December 31, 2005.

Prepaid and Other Assets.  Prepaid and other assets totaled $18.7 million as of March 31, 2006 versus $16.5 million at December 31, 2005. Prepaid and other assets as of March 31, 2006 consisted primarily of a deferred tax benefit of $13.0 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

Property and Equipment, Net - Property and equipment totaled $7.0 million as of March 31, 2006 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Mortgage Loans Held for Sale/for Investment. We had debt outstanding on our financing facilities that finance our mortgage loans held for sale and mortgage loans held for investment of $210.0 million at March 31, 2006 as compared to $225.2 million at December 31, 2005. As of March 31, 2006, the current weighted average borrowing rate on these financing facilities is 5.49%. The fluctuations in mortgage loans - held-for-sale and short-term borrowings are dependent on loans we have originated during the period as well as loans we have sold outright.

Financing Arrangements, Portfolio Investments. We have arrangements to enter into repurchase agreements, a form of collateralized borrowings, with 23 different financial institutions providing a total line capacity of $5.6 billion. As of March 31, 2006 and December 31, 2005, there were $1.1 billion and $1.2 billion, respectively, of outstanding borrowings under our repurchase agreements. Our repurchase agreements typically have terms of less than one year. As of March 31, 2006, the current weighted average interest rate on our borrowings under these financing facilities is 4.80%.

Collateralized Debt Obligations. The Company’s CDO is secured by ARM loans pledged as collateral. The ARM loans are recorded as an asset of the Company and the CDO is recorded as the Company’s debt. The transaction includes an amortizing interest rate cap contract with an initial notional amount of $222.1 million which is held by the trust and recorded as an asset of the Company. The interest rate cap limits the interest rate exposure on these transactions. As of March 31, 2006 and December 31, 2005, we have CDO outstanding of $220.5 million and $228.2 million, respectively. As of March 31, 2006 the current weighted average interest rate on this CDO was 5.07%. The CDO is collateralized by ARM loans with a principal balance of $227.8 million.

Subordinated Debentures. As of March 31, 2006, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (8.28% at March 31, 2006). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of March 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	March 31, 2006	December 31, 2005
Derivative Assets:
Interest rate caps	$4,162	$3,340
Interest rate swaps	6,043	6,383
Interest rate lock commitments - loan commitments	—	123
Forward loan sale contracts - loan commitments	108	—
Forward loan sale contracts - mortgage loans held for sale	93	—
Forward loan sale contracts - TBA securities	335	—
Total derivative assets	$10,741	$9,846
Derivative Liabilities:
Forward loan sale contracts - loan commitments	—	(38)
Forward loan sale contracts - mortgage loans held for sale	—	(18)
Forward loan sale contracts - TBA securities	—	(324)
Interest rate lock commitments - loan commitments	(352)	—
Interest rate lock commitments - mortgage loans held for sale	(233)	(14)
Total derivative liabilities	$(585)	$(394)

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2006 was $93.7 million and included $1.0 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive income as compared to Stockholders’ equity at December 31, 2005 of $101.0 million.

Securitizations

NYMT 2006-1-During the three month period ended March 31,2006, we completed the securitization of approximately $277.4 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. We accounted for this securitization as a non-recourse sale in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The amount of each class of notes, together with the interest rate and credit ratings for each class are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate (%)	Moody’s/Fitch Rating
1-A-1	$6,726	5.648	Aaa/AAA
2-A-1	148,906	5.673	Aaa/AAA
2-A-2	20,143	5.673	Aaa/AAA
2-A-3	65,756	5.673	Aaa/AAA
2-A-4	9,275	5.673	Aa1/AAA
3-A-1	16,055	5.855	Aaa/AAA
B-1	3,746	5.683	Aa2/AA
B-2	2,497	5.683	A2/A
B-3	1,525	5.683	Baa2/BBB
B-4	1,387	5.683	NR/BB
B-5	694	5.683	NR/B
B-6	693	5.683	NR

NR-such rating agency has not been asked to rate these certificates.

For the year ended December 31, 2005, we completed three CDO transactions in which we securitized $896.9 million of our residential mortgage loans into a series of multi-class adjustable rate securities. In the first two CDOs, we elected to retain 100% of the resultant securities and finance them through repurchase agreements. The creation of mortgage-backed securities of our mortgage loans in this manner provides an asset with better liquidity and longer-term financing at better rates as opposed to financing whole loans through warehouse lines. Beginning with our third CDO of self-originated mortgage loans in December 2005, $235 million of ARM loans were permanently financed through the issuance of securities to third parties. Because we did not retain all of the resultant securities as in prior CDOs, this securitization eliminated the risk of short-term financing (eliminating the asset to liability duration gap) and the mark-to-market pricing risk inherent in financing through repurchase agreements or warehouse lines of credit; as a result of this permanent financing we are not subject to margin calls.

We did not account for these securitizations as sales because the transactions are secured borrowings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the trust was approximately 69.7% and the weighted average FICO score was approximately 740. The weighted average current loan rate of the pool of mortgage loans is approximately 5.92% and the weighted average maximum loan rate (after periodic rate resets) is 11.13%.

Prepayment Experience

For the three months ended March 31, 2006, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 18%, compared to 22% for the three months ended March 31, 2005 and 31% for the three months ended December 31, 2005. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

In its March 13, 2006 Mortgage Finance Forecast, the MBA estimated that closed loan originations in the industry remained static from 2004 to 2005. A decline in the overall volume of closed loan originations, which is forecasted by the MBA for 2006, may have a negative effect on our loan origination volume and net income. We believe that our concentration on purchase loan originations has caused our loan origination volume to be less susceptible to the industry-wide decline in origination volume.

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

The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. In addition, the type of loan production is an important factor in recognizing gain on sale premiums. Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties. The following table summarizes our loan production for the quarter ended March 31, 2006 and each quarter of 2005.

	Number of	Aggregate Principal Balance	Percentage Of Total	Weighted Average	Average Principal	Weighted Average
	Loans	($ in millions)	Principal	Interest Rate	Balance	LTV	FICO
2006:
First Quarter
ARM	921	$286.9	47.4%	6.71%	$311,499	71.8	706
Fixed-rate	1,442	295.4	48.8%	7.06%	204,870	73.3	712
Subtotal-non-FHA	2,363	$582.3	96.2%	6.89%	$246,429	72.5	709
FHA - ARM	2	$0.4	0.0%	5.57%	$218,325	93.0	646
FHA - fixed-rate	142	22.9	3.8%	6.13%	161,022	92.7	650
Subtotal - FHA	144	$23.3	3.8%	6.12%	$161,818	92.7	650
Total ARM	923	$287.3	47.4%	6.71%	$311,297	71.8	705
Total fixed-rate	1,584	318.3	52.6%	6.99%	200,939	74.7	708
Total Originations	2,507	$605.6	100.0%	6.86%	$241,569	73.3	707

Purchase mortgages	1,599	$346.9	57.3%	7.00%	$216,918	77.3	721
Refinancings	764	235.4	38.9%	6.71%	308,195	65.5	690
Subtotal-non-FHA	2,363	$582.3	96.2%	6.89%	$246,429	72.5	709
FHA - purchase	70	$12.3	2.0%	6.07%	$175,043	96.4	655
FHA - refinancings	74	11.0	1.8%	6.17%	149,308	88.7	645
Subtotal - FHA	144	$23.3	3.8%	6.12%	$161,818	92.7	650
Total purchase	1,669	$359.1	59.3%	6.97%	$215,162	78.0	719
Total refinancings	838	246.5	40.7%	6.69%	294,164	66.5	688
Total Originations	2,507	$605.6	100.0%	6.86%	$241,569	73.3	707

2005:
Fourth Quarter
ARM	1,321	$452.5	55.0%	6.33%	$342,551	71.9	700
Fixed-rate	1,617	343.7	41.8%	6.79%	212,524	72.2	712
Subtotal-non-FHA	2,938	$796.2	96.8%	6.53%	$270,987	72.1	705
FHA - ARM	1	$0.2	0.0%	5.80%	$157,545	84.6	655
FHA - fixed-rate	194	26.5	3.2%	6.06%	136,820	93.5	639
Subtotal - FHA	195	$26.7	3.2%	6.06%	$136,927	93.4	639
Total ARM	1,322	$452.7	55.0%	6.33%	$342,411	72.0	700
Total fixed-rate	1,811	370.2	45.0%	6.74%	204,414	73.7	707
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Purchase mortgages	1,949	$426.8	51.9%	6.73%	$218,995	78.5	716
Refinancings	989	369.4	44.9%	6.29%	373,447	64.5	692
Subtotal-non-FHA	2,938	$796.2	96.8%	6.53%	$270,987	72.1	705
FHA - purchase	38	$6.1	0.7%	6.40%	$161,278	97.4	649
FHA - refinancings	157	20.6	2.5%	5.95%	131,033	92.1	636
Subtotal - FHA	195	$26.7	3.2%	6.06%	$136,927	93.4	639
Total purchase	1,987	$432.9	52.6%	6.72%	$217,891	78.8	715
Total refinancings	1,146	390.0	47.4%	6.28%	340,237	66.0	689
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Third Quarter
ARM	1,727	$513.3	51.2%	6.10%	$297,213	73.8	705
Fixed-rate	1,946	392.2	39.1%	6.43%	201,537	73.2	717
Subtotal-non-FHA	3,673	$905.5	90.3%	6.25%	$246,522	73.5	710
FHA - ARM	4	$0.8	0.1%	5.80%	$217,202	94.7	642
FHA - fixed-rate	700	95.9	9.6%	5.72%	136,954	92.9	633
Subtotal - FHA	704	$96.7	9.7%	5.72%	$137,410	93.0	633
Total ARM	1,731	$514.1	51.3%	6.10%	$297,028	73.8	705
Total fixed-rate	2,646	488.1	48.7%	6.29%	184,451	77.1	700
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Purchase mortgages	2,568	$558.1	55.7%	6.39%	$217,314	78.1	719
Refinancings	1,105	347.4	34.6%	6.01%	314,402	66.2	696
Subtotal-non-FHA	3,673	$905.5	90.3%	6.25%	$246,522	73.5	710
FHA - purchase	71	$11.7	1.2%	6.05%	$165,045	96.3	659
FHA - refinancings	633	85.0	8.5%	5.67%	134,310	92.5	630
Subtotal - FHA	704	$96.7	9.7%	5.72%	$137,410	93.0	633
Total purchase	2,639	569.8	56.9%	6.38%	$215,908	78.5	718
Total refinancings	1,738	432.4	43.1%	5.94%	248,811	71.4	683
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Second Quarter
ARM	1,839	$537.9	57.2%	5.90%	$292,482	72.7	709
Fixed-rate	1,777	337.1	35.9%	6.47%	189,732	72.7	718
Subtotal-non-FHA	3,616	$875.0	93.1%	6.12%	$241,988	72.7	712
FHA - ARM	30	$4.8	0.5%	5.34%	$159,088	93.7	611
FHA - fixed-rate	449	59.9	6.4%	5.97%	133,408	92.6	624
Subtotal - FHA	479	$64.7	6.9%	5.92%	$135,016	92.7	623
Total ARM	1,869	542.7	57.7%	5.89%	$290,341	72.8	708
Total fixed-rate	2,226	397.0	42.3%	6.39%	178,371	75.7	704
Total Originations	4,095	$939.7	100.0%	6.10%	$229,475	74.0	706

Purchase mortgages	2,652	$587.8	62.6%	6.21%	$221,657	76.4	720
Refinancings	964	287.2	30.5%	5.94%	297,918	65.1	695
Subtotal-non-FHA	3,616	$875.0	93.1%	6.12%	$241,988	72.7	712
FHA - purchase	85	$13.9	1.5%	5.99%	$163,693	96.3	644
FHA - refinancings	394	50.8	5.4%	5.91%	128,829	91.7	617
Subtotal - FHA	479	$64.7	6.9%	5.92%	$135,016	92.7	623
Total purchase	2,737	601.7	64.1%	6.20%	$219,857	76.8	719
Total refinancings	1,358	338.0	35.9%	5.93%	248,860	69.1	684
Total Originations	4,095	$939.7	100.0%	6.10%	$228,973	74.0	706

First Quarter
ARM	1,313	$355.3	52.8%	5.61%	$270,603	72.7	708
Fixed-rate	1,274	247.8	36.9%	6.31%	194,541	71.4	719
Subtotal-non-FHA	2,587	$603.1	89.7%	5.90%	$233,145	72.2	712
FHA - ARM	59	$9.5	1.4%	5.10%	$160,093	93.8	648
FHA - fixed-rate	462	59.9	8.9%	5.85%	129,756	92.2	635
Subtotal - FHA	521	$69.4	10.3%	5.75%	$133,191	92.4	637
Total ARM	1,372	364.8	54.2%	5.60%	$265,851	73.2	706
Total fixed-rate	1,736	307.7	45.8%	6.22%	177,299	75.5	703
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

Purchase mortgages	1,717	$365.9	54.4%	6.03%	$213,081	76.2	723
Refinancings	870	237.2	35.3%	5.69%	272,743	66.0	696
Subtotal-non-FHA	2,587	$603.1	89.7%	5.90%	$233,145	72.2	712
FHA - purchase	95	$15.1	2.2%	5.66%	$158,699	97.2	672
FHA - refinancings	426	54.3	8.1%	5.78%	127,503	91.0	627
Subtotal - FHA	521	$69.4	10.3%	5.75%	$133,191	92.4	637
Total purchase	1,812	381.0	56.6%	6.02%	$210,230	77.0	721
Total refinancings	1,296	291.5	43.4%	5.71%	225,002	70.7	683
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

In addition to market trends for loan origination volume, loan origination volume and other operational and financial performance results were primarily dependent on the number of offices and our level of staffing at these offices. Our personnel costs are largely variable in that loan origination personnel are paid commissions on loan production volume and the related operations personnel costs are somewhat variable in terms of having flexibility to scale operations based on volume levels. Our staffing levels also have a high correlation to levels of expense for marketing and promotion expense, office supplies, data processing and travel and entertainment expenses. Likewise, the number of offices and branches that we operate has a high correlation to occupancy and equipment expense.

Other Operational Information

	For the Three Months Ended March 31,
	2006	2005	% Change
Loan officers	372	348	6.9%
Other employees	380	462	(17.7)%
Total employees	752	810	(7.2)%

Number of sales locations	53	63	(15.9)%

Results of Operations - Comparison of the Three Months Ended March 31, 2006, and 2005

Net Income - Overview

Comparative Net Income

	For the Three Months Ended March 31,
	2006	2005	% Change
(dollar amounts in thousands except per share data)
Net (loss)/income	$(1,796)	$(38)	(462.6)%
EPS (Basic)	$(0.10)	$—	(0.0)%
EPS (Diluted)	$(0.10)	$—	(0.0)%

For the three months ended March 31, 2006, we reported a net loss of $1.8 million, as compared to a net loss of $38,000 for the three months ended March 31, 2005.  Our revenues are driven largely from interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment) and gain on sale income from loan originations sold to third parties (our “mortgage lending” segment) during the period.  The change in net income is attributed to a decrease in gain on sale income and net interest income from our investment portfolio.

Comparative Net Interest Income

	For the Three Months Ended March 31,
	2006	2005	% Change
(dollar amounts in thousands)
Interest income	$22,626	$17,117	32.2%
Interest expense	18,279	11,690	56.4%
Net interest income	$4,347	$5,427	(19.9)%

Net interest income contributed $4.3 million, and 5.4 million to total revenues for the three months ended March 31, 2006, and 2005, respectively.

Non-interest related expenses were lower for the three months ended March 31, 2006, relative to the same period of 2005, primarily as a result of a reduction in amortized compensation expense related to retention bonuses and performance stock grants issued in connection with our hiring and retention of former GRL branch employees in November 2004. For the three months ended March 31, 2006, such expenses were $0.1 million as compared to $1.0 million for the same prior year period.

Comparative Other Non-Interest Related Expense

	For the Three Months Ended March 31,
	2006	2005	% Change
(dollar amounts in thousands)
Other non-interest related expenses	$14,283	$14,967	(4.6)%

Net Interest Income. The following table summarizes the changes in net interest income for the three months ended March 31:

Yields Earned on Mortgage Loans and Securities and Rates on Financial Arrangements
(dollar amounts in thousands unless otherwise noted) )

	2006			2005
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($Millions)			($Millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$1,472.7	$17,941	4.85%	$1,288.8	$14,015	4.35%
Loans held for investment	—	—	—	148.0	1,693	4.58%
Loans held for sale	258.3	5,042	6.86%	326.0	2,593	5.91%
Amortization of net premium	5.8	(357)	(0.10)%	15.2	(1,185)	(0.37)%
Interest income	$1,736.8	$22,626	5.21%	$1,778.0	$17,116	3.85%

Interest Expense:
Investment securities and loans held in the securitization trusts	$1,393.8	$14,079	4.04%	$1,217.3	$8,620	2.83%
Loans held for investment	—	—	—	146.3	1.144	3.13%
Loans held for sale	252.0	3,315	5.42%	318.0	2,701	3.40%
Subordinated debentures	45.0	885	7.86%	4.7	75	6.36%
Interest expense	$1,690.8	$18,279	4.32%	$1,686.3	$12,540	2.97%
Net interest income	$46.0	$4,347	0.89%	$91.7	$4,576	0.88%

For our portfolio investments of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread for each quarter since we began our portfolio investment activities follows:

As of the Quarter Ended	Average Interest Earning Assets ($ millions)	Historical Weighted Average Coupon	Yield on Interest Earning Assets	Cost of Funds Net of Hedging	Net Interest Spread
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Gain on Sales of Mortgage Loans. The following table summarizes the gain on sales of mortgage loans for each of the three months ended March 31, 2006 and 2005:

Gain on Sales of Mortgage Loans
For the three months ended March 31,
(dollar amounts in thousands)

	2006	2005	% Change
Total bankered loan volume	$422,247	$563,161	(25.0)%
Total bankered loan volume - units	1,895	2,645	(28.4)%

Bankered originations retained for securitization	$69,739	$136,393	(48.9)%
Bankered originations retained for securitization - units	134	353	(62.0)%

Net bankered loan volume	$352,508	$426,767	(17.4)%
Net bankered loan volume - units	1,761	2,292	(23.2)%

Gain on sales of mortgage loans	$4,070	$4,321	(5.8)%
Average gain on sale premium	1.44%	2.39%	(39.7)%

The decrease in bankered loan volumes during the period is due to decreased industry-wide loan origination volume, partially in response to increased interest rates relative to the prior comparable period.

While bankered loan volumes have decreased, the gain on sales of mortgage loans have also decreased due to lower net market spreads as a result of lower premiums when sold to third parties.

Brokered Loan Fees. The following table summarizes brokered loan volume, fees and related expenses for the three months ended March 31, 2006 and 2005:

Brokered Loan Fees and Brokered Loan Expense

(dollar amounts in thousands)	For the three months ended March 31
	2006	2005	% Change
Total brokered loan volume	$183,368	$109,379	67.6%
Total brokered loan volume - units	612	463	32.2%

Brokered loan fees	$2,777	$2,000	38.9%
Brokered loan expenses	$2,168	$1,159	42.7%

The increase in brokered loan volume for the three months ended March 31, 2006 relative to the comparable period of the prior year, is due to higher originations of loan product offerings which the Company does not banker either due to the product’s higher credit risk profile or other characteristics of the brokered production which preclude bankering the loan. The increase in bankered loan fees and expenses are consistant with the related increase in brokered loan volume.

Gain on sale of securities and related hedges. During the three months ended March 31, 2006, the gain on the sale of securities and related hedges was $0.0 million as compared to $0.4 million for the three months ended March 31, 2005.

Loss on sale of current period securitized loans. During the three months ended March 31, 2006, the Company recognized a loss of $0.8 million on the NYMT-2006-1 securitization of residential mortgage loans, which was accounted for as a sale.  There was no such transaction during the three months ended March 31, 2005.

Realized loss on investment securities. During the three months ended March 31, 2006, the Company recognized $1.0 million realized loss on the sale of impaired investment securities as compared to $0.0 million for the three months ended March 31, 2005.

Expenses

Most of our expenses are directly correlated to our staffing levels and our number of offices:

(dollar amounts in thousands)	For the Three Months Ended March 31,
	2006	2005	% Change
Loan officers	372	348	6.9%
Other employees	380	462	(17.7)%
Total employees	752	810	(7.2)%

Number of sales locations	53	63	(15.9)%

Salaries and benefits	$6,341	$7,143	(11.2)%
Occupancy and equipment	1,326	2,135	(37.9)%
Marketing and promotion	787	1,400	(43.8)%
Data processing and communications	661	518	27.6%
Office supplies and expenses	605	573	5.6%
Travel and entertainment	182	215	(15.3)%
Depreciation and amortization	565	343	64.7%

Except as noted below, the category percentage changes noted above also have a trend correlation to the 9.9% decrease in loan origination volume exhibited for the three months ended March 31, 2006 relative to March 31, 2005.

Occupancy and Equipment. During the three months ended March 31, 2006, we had occupancy and equipment expense of $1.3 million as compared to $2.1 million for the same period of 2005, a decrease of 38.1%. The decrease was due to a non-cash charge-off of $0.8 million related to our sublet of our former headquarters at terms below our contractual obligations for the premises.

Marketing and Promotion. During the three months ended March 31, 2006, we had marketing and promotion expense of $0.8 million as compared to $1.4 million for the same period of 2005, a decrease of 42.9%. For the three months ended March 31, 2005, marketing and promotion expenses were higher relative to the same period of 2006 in order to promote newly-opened loan origination offices and the corresponding hiring of additional loan origination personnel, particularly related to our acquisition of the GRL branches in mid-November 2004.

Professional Fees Expense. During the three months ended March 31, 2006, we had professional fees expense of $1.3 million as compared to $0.7 million for the same period of 2005, an increase of 85.7%. This increase was primarily due to increases in association dues, professional costs related to compliance with the Sarbanes-Oxley Act of 2002 and increases in accounting and tax services.

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

We believe our existing cash balances and funds available under our credit facilities and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed these on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash in most circumstances. We do, however, expect to expand our mortgage origination operations and may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that expansion. At March 31, 2006, we had no commitments for any additional financings, and we cannot ensure that we will be able to obtain any future additional financing at the times required and on terms and conditions acceptable to us.

To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity, at March 31, 2006, was 16 to 1. We, and the providers of our finance facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at March 31, 2006 as a form of equity which would result in an adjusted leverage ratio of 11 to 1.

Under our warehouse facilities, we have arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions with total borrowing capacity of $5.6 billion; as of March 31, 2006 we had borrowed from seven of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2006 we had $1.1 billion in outstanding repurchase agreements under our warehouse facilities. Under these repurchase agreements the financial institutions lend money versus the market value of our mortgage-backed securities portfolio, and, accordingly, an increase in interest rates can have a negative impact on the valuation of these securities, resulting in a potential margin call from the financial institution. We monitor the market valuation fluctuation as well as other liquidity needs to ensure there is adequate collateral available to meet any additional margin calls or liquidity requirements.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At March 31, 2006 we had $652.0 million in interest rate swaps outstanding with six different financial institutions. The weighted average maturity of the swaps was 285 days at March 31, 2006. The impact of the interest rate swaps extends the maturity of the repurchase agreements to one year.

To originate a mortgage loan, we may draw against a $200.0 million master repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, a master repurchase facility with Greenwich Capital for $250 million and a $300 million facility with Deutsche Bank Structured Products, Inc. Under these agreements, the counterparty provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus a spread (starting at 0.62%) that varies depending on the types of mortgage loans securing these facilities. Advances under these facilities are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. These facilities are not committed facilities and may be terminated at any time at the discretion of the counterparties. As of March 31, 2006 the outstanding balance of the Greenwich facility was $0.4 million, the Deutsche Bank facility was $108.0 million, and the balance of the CSFB facility was $101.7 million with the maximum aggregate amount available for additional borrowings of $539.9 million.

The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 15 to 1 in the case of the CSFB facility, 20 to 1 in the case of the Greenwich Capital facility and 15 to 1 in the case of Deutsche Bank, as well as to comply with applicable regulatory and investor requirements. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of March 31, 2006, the Company was in compliance with all covenants with the exception of the net income covenant on all three of the facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

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

As of March 31, 2006, our aggregate warehouse and repurchase facility borrowings under these facilities were $210.0 million and $1.1 billion, respectively, at an average interest rate of approximately 4.94%.

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

In our investment portfolio, our primary market risk is interest rate risk. The level of risk in our investment portfolio posed by interest rates is subject to the sensitivity of our portfolio to movement in interest rates, including the effect on future earnings potential, prepayments, valuations and overall liquidity. We attempt to manage interest rate risk by adjusting portfolio compositions, liability maturities and utilizing interest rate derivatives including interest rate swaps and caps. Management’s goal is to maximize the earnings potential of the portfolio while maintaining long term stable portfolio valuations.

We utilize a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps.

Based on the results of this model, as of March 31, 2006, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 25-30 basis points as compared to our base line projections over the next year.  Net interest spread is net interest income (gross interest income less amortization) less net interest expense (interest expense adjusted for hedging income or expense).

The following tables set forth information about financial instruments (dollar amounts in thousands):

	March 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$493,045	$485,483	$485,483
Mortgage loans held for investment	—	—	—
Mortgage loans held in the securitization trusts	735,626	740,546	737,730
Mortgage loans held for sale	114,064	114,254	114,362
Commitments and contingencies:
Interest rate lock commitments	262,913	(585)	(585)
Forward loan sales contracts	182,702	536	536
Interest rate swaps	652,000	6,043	6,043
Interest rate caps	1,791,431	4,162	4,162

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	201,771	(380)	(380)
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,858,860	3,340	3,340

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

Conversely, if interest rates rise or if the differences between long-term and short-term interest rates increase, the rate of prepayment on our mortgage assets may decrease. Decreased prepayments would cause us to amortize the premiums paid for our ARM assets over a longer time period, thus resulting in an increased net yield on our mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM Assets portfolio increase to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could significantly mitigate other negative effects that rising short-term interest rates might have on earnings.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years - a measure commonly referred to as “duration”. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of March 31, 2006. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of March 31, 2006.

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

Net Portfolio Duration
March 31, 2006
Basis point increase
	Base	+100	+200
Mortgage Portfolio	1.28 years	1.69 years	1.84 years
Borrowings (including hedges)	0.41 years	0.41years	0.41years
Net	0.87 years	1.29 years	1.43 years

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

For the three months ended March 31, 2006, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 18%, compared to 31% for the three months ended December 31, 2005, and 22% for the three months ended March 31, 2005. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan

1/1/2006 to 1/31/2006	—	—	—	$10,000,000
2/1/2006 to 2/28/2006	—	—	—	—
3/1/2006 to 3/31/2006	67,000	4.43	67,000	9,703,190

Total

(1)	All of shares purchased by the Company during the three months ended March 31, 2006 were purchased through it’s previously publicly announced plan, through a broker on the open market.

(2)
The Company announced in Form 8-K on November 10, 2005 that its Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $10.0 million of the Company’s outstanding common stock. The plan, funded from available capital, provides that the Company, at management’s discretion, is authorized to repurchase shares of Company common stock from time to time, in the open market or through privately negotiated transactions through December 31, 2015. The plan may be temporarily or permanently suspended or discontinued at any time.

Item 6. Exhibits

No.	Description
3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant’s Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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

10.1	Summary of 2005 Cash Bonuses Paid to Executive Officers

10.110
Amendment No. 1 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of April 29, 2005.

10.111
Amendment No. 2 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of May 10, 2005.

10.112
Amendment No. 3 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of July 18, 2005.

10.113
Amendment No. 4 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of August 5, 2005.

10.114
Amendment No. 5 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of September 6, 2005.

10.115
Amendment No. 6 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of November 14, 2005.

10.116
Amendment No. 7 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of March 14, 2006.

10.117
Amendment No. 8 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of March 24, 2006.

10.118
Amendment No. 9 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of May 10, 2006.

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

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006

/s/ Steven B. Schnall
Steven B. Schnall
Chairman, President and Co-Chief Executive Officer

Date: May 10, 2006

/s/ David A. Akre
David A. Akre
Vice Chairman and Co-Chief Executive Officer

Date: May 10, 2006

/s/ Michael I. Wirth
Michael I. Wirth
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant’s Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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

10.1	Summary of 2005 Cash Bonuses Paid to Executive Officers

10.110
Amendment No. 1 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of April 29, 2005.

10.111
Amendment No. 2 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of May 10, 2005.

10.112
Amendment No. 3 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of July 18, 2005.

10.113
Amendment No. 4 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of August 5, 2005.

10.114
Amendment No. 5 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of September 6, 2005.

10.115
Amendment No. 6 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of November 14, 2005.

10.116
Amendment No. 7 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of March 14, 2006.

10.117
Amendment No. 8 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of March 24, 2006.

10.118
Amendment No. 9 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of May 10, 2006

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