Form 10-K/A
period 2005-12-31
NEW YORK MORTGAGE TRUST INC
filed 2006-05-23
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of the Registrant’s Common Stock outstanding on March 1, 2006 was 17,953,674.

Explanatory Note

New York Mortgage Trust, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Initial 10-K Filing”). The Company is hereby amending its Annual Report on Form 10-K to correct the following:

1.	The number of shares of the Registrant’s Common Stock outstanding on March 1, 2006 on the cover page and on page 19 under Item 5;
2.
The weighted average exercise price of outstanding options, warrants and rights and the number of securities remaining available for future issuance under equity compensation plans in the table on page 20 of the Initial 10-K Filing under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” at the end of Item 5;

3.
The inadvertent omission of part of Item 9A., Controls and Procedures, on page 60 of the Initial 10-K Filing, indicating that the Registrant made no changes in its internal control over financial reporting during the quarter ended December 31, 2005;

4.
The 2006 annual salary information for the executive officers of the Registrant to reflect the 3.4% increase over their 2005 annual salaries in Item 9B., Other Information, on page 60 of the Initial 10-K Filing;

5.	The inadvertent omission of listing certain exhibits under Item 15(b) of Part IV that were listed elsewhere in the Initial 10-K Filing under the caption “Exhibit Index”.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14 or 15d-14 of the Exchange Act must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications are therefore also included as Exhibits 31.1, 31.2, 31.3, 32.1 and 32.2.

Except for the corrections described above, this Amendment No. 1 on Form 10-K/A does not modify any disclosures contained in the Initial 10-K Filing. Additionally, this does not attempt to update the disclosures in our Initial 10-K Filing or to discuss any developments subsequent to the date of the initial filing. In accordance with the rules and regulations of the Securities and Exchange Commission, the information contained in the Initial 10-K Filing and this amendment is subject to updated or supplemental information contained in reports filed by us with the Securities and Exchange Commission subsequent to the filing dates of the Initial 10-K Filing and this amendment.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2005

-i-

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the trading symbol “NTR”. As of March 1, 2006, we had 17,953,674 shares of common stock outstanding, and as of March 6, 2006, there were 88 holders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders.	566,500	$9.57	896,111

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

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

On February 28, 2006, the Compensation Committee of the Company’s Board of Directors granted 2005 cash incentive bonuses to each of the Company’s executive officers, which are summarized in the following table along with 2006 contractual salaries:

	2006 Annual Salary(1)	2005 Cash Bonus
Steven B. Schnall	$423,423	$35,000
Chairman of the Board and Co-Chief Executive Officer
David A. Akre	423,423	35,000
Co-Chief Executive Officer
Michael I. Wirth	347,424	105,000
Executive Vice President and Chief Financial Officer
Joseph V. Fierro	341,996	20,000
Chief Operating Officer of NYMC
Steven R. Mumma	$310,200	$105,000
Vice President and Chief Investment and Operating Officer

(1)	Pursuant to each of the executive officer’s employment agreements, 2006 base salaries reflect a 3.4% increase over base salary as established in 2005.

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

The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.55, 10.92, 10.93, 10.94, 10.95, 10.96, 10.97, 10.98, 10.102, and 10.105.

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

3.2(b)	Amendment No. 1 to Bylaws of New York Mortgage Trust, Inc.**
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
10.107
Custodial Agreement among DB Structured Products, Inc., Aspen Funding Corp., and Newport Funding Corp., NYMC Loan Corporation, New York Mortgage Trust, Inc. and LaSalle Bank National Association, dated as of December 13, 2005.**

10.108
Master Repurchase Agreement among New York Mortgage Funding, LLC, The New York Mortgage Company, LLC, New York Mortgage Trust Inc. and Greenwich Capital Financial Products, Inc. dated as of January 5, 2006.**

10.109
Amended and Restated Custodial Agreement by and among The New York Mortgage Company, LLC, New York Mortgage Funding, LLC, New York Mortgage Trust, Inc., LaSalle Bank National Association and Greenwich Capital Financial Products, Inc. dated as of January 5, 2006.**

12.1	Computation of Ratios.**
21.1	List of Subsidiaries of the Registrant. **
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP). ***
31.1	Section 302 Certification of Co-Chief Executive Officer. *
31.2	Section 302 Certification of Co-Chief Executive Officer. *
31.3	Section 302 Certification of Chief Financial Officer. *
32.1	Section 906 Certification of Co-Chief Executive Officers. *
32.2	Section 906 Certification of Chief Financial Officer. *

*	Filed herewith.
**
Incorporated by reference to the same exhibit number listed under the caption "Exhibit Index" in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006.

***	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 23, 2006	By:	/s/ MICHAEL I. WIRTH

Name: Michael I. Wirth Title: Executive Vice President, Secretary and Treasurer