Form 10-Q
period 2006-06-30
NEW YORK MORTGAGE TRUST INC
filed 2006-08-09
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Yes ☐ No ☑

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on August 1, 2006 was 18,024,840.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Stockholders' Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Forward Looking Statement Effects	32
General	34
Strategic Overview	34
Description of Business	36
Known Material Trends and Commentary	37
Significance of Estimates and Critical Accounting Policies	38
Overview of Performance	41
Summary of Operations and Key Performance Measurements	41
Financial Highlights for the Second Quarter of 2006	43
Results of Operations and Financial Condition	55
Off-Balance Sheet Arrangements	62
Liquidity and Capital Resources	62
Inflation	64
Item 3. Quantitative and Qualitative Disclosures about Market Risk	64
Interest Rate Risk	65
Credit Spread Exposure	67
Fair Values	68
Item 4. Controls and Procedures	71
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	72
Item 4. Submission of Matters to a Vote of Security Holders	72
Item 6. Exhibits	72
Signatures	74

PART I: FINANCIAL INFORMATION
NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Cash and cash equivalents	$6,911	$9,056
Restricted cash	1,255	5,468
Investment securities - available for sale	652,674	716,482
Due from loan purchasers	76,139	121,813
Escrow deposits - pending loan closings	1,385	1,434
Accounts and accrued interest receivable	10,514	14,866
Mortgage loans held for sale	84,327	108,271
Mortgage loans held in securitization trusts	690,502	776,610
Mortgage loans held for investment	—	4,060
Prepaid and other assets	24,636	16,505
Derivative assets	10,899	9,846
Property and equipment, net	6,985	6,882
TOTAL ASSETS	$1,566,227	$1,791,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Financing arrangements, portfolio investments	$1,039,799	$1,166,499
Financing arrangements, loans held for sale/for investment	157,006	225,186
Collateralized debt obligations	213,486	228,226
Due to loan purchasers	869	1,652
Accounts payable and accrued expenses	19,651	22,794
Subordinated debentures	45,000	45,000
Derivative liabilities	229	394
Other liabilities	383	584
Total liabilities	1,476,423	1,690,335
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 400,000,000 shares authorized, 18,327,371 shares issued and 18,024,840 outstanding at June 30, 2006 and 18,258,221 shares issued and 17,984,843 outstanding at December 31, 2005	183	183
Additional paid-in capital	102,590	107,573
Accumulated other comprehensive (loss)/income	(2,643)	1,910
Accumulated deficit	(10,326)	(8,708)
Total stockholders’ equity	89,804	100,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,566,227	$1,791,293

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005

REVENUE:
Interest income:
Investment securities and loans held in securitization trusts	$33,052	$27,081	$15,468	$14,218
Loans held for investment	—	3,605	—	1,944
Loans held for sale	8,275	6,100	3,233	3,507
Total interest income	41,327	36,786	18,701	19,669
Interest expense:
Investment securities and loans held in securitization trusts	26,438	19,339	12,359	10,719
Loans held for investment	—	2,545	—	1,401
Loans held for sale	5,947	3,843	2,632	1,995
Subordinated debentures	1,779	494	894	416
Total interest expense	34,164	26,221	15,885	14,531
Net interest income	7,163	10,565	2,816	5,138
OTHER INCOME (EXPENSE):
Gain on sales of mortgage loans	10,051	12,649	5,981	8,328
Brokered loan fees	6,270	4,534	3,493	2,534
(Loss) gain on sale of current period securitized loans	(747)	—	26	—
Gain on sale of securities and related hedges	—	921	—	544
Realized loss on sale of investment securities	(969)	—	—	—
Miscellaneous income (expense)	267	104	148	(10)
Total other income	14,872	18,208	9,648	11,396
EXPENSES:
Salaries and benefits	12,342	16,572	6,001	9,430
Brokered loan expenses	4,935	4,206	2,767	2,686
Occupancy and equipment	2,615	3,716	1,289	1,582
Marketing and promotion	1,216	2,590	429	1,190
Data processing and communications	1,414	1,190	753	672
Office supplies and expenses	1,038	1,258	433	685
Professional fees	2,531	1,846	1,250	1,102
Travel and entertainment	283	446	101	230
Depreciation and amortization	1,086	767	521	424
Other	772	553	405	177
Total expenses	28,232	33,144	13,949	18,178
(LOSS) BEFORE INCOME TAX BENEFIT	(6,197)	(4,371)	(1,485)	(1,644)
Income tax benefit	4,579	4,880	1,663	2,190
NET (LOSS) INCOME	$(1,618)	$509	$178	$546
Basic (loss) income per share	$(0.09)	$0.03	$0.01	$0.03
Diluted (loss) income per share	$(0.09)	$0.03	$0.01	$0.03
Weighted average shares outstanding-basic	17,950	17,802	17,933	17,807
Weighted average shares outstanding-diluted	17,950	18,123	18,296	18,121

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2006
(dollar amounts in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Stockholders' Deficit	Accumulated Other Comprehensive (Loss)/ Income	Comprehensive (Loss)/ Income	Total
BALANCE, JANUARY 1, 2006 -- Stockholders' Equity	$183	$107,573	$(8,708)	$1,910	—	$100,958
Net loss	—	—	(1,618)	—	$(1,618)	(1,618)
Dividends declared	—	(5,113)	—	—	—	(5,113)
Repurchase of common stock	(1)	(299)	—	—	—	(300)
Vested restricted stock	1	554	—	—	—	555
Vested performance shares	—	136	—	—	—	136
Forfeited performance shares	—	(258)	—	—	—	(258)
Vested stock options	—	18	—	—	—	18
Forfeited stock options	—	(21)	—	—	—	(21)
Decrease in net unrealized gain on available for sale securities	—	—	—	(5,458)	(5,458)	(5,458)
Increase in net unrealized gain on derivative instruments	—	—	—	905	905	905
Comprehensive loss	—	—	—	—	$(6,171)	—
BALANCE, JUNE 30, 2006 -- Stockholders' Equity	$183	$102,590	$(10,326)	$(2,643)		$89,804

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,618)	$509
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,086	767
Amortization of premium on investment securities and mortgage loans	1,187	2,762
Loss on sale of current period securitized loans	747	—
Realized loss on sale of investment securities	969	—
Loss on sale of securities and related hedges	—	(921)
Purchase of mortgage loans held for sale	(213,367)	—
Origination of mortgage loans held for sale	(940,456)	(470,114)
Proceeds from sales of mortgage loans	1,176,475	464,429
Restricted stock compensation expense	433	2,074
Stock option grants - compensation expense	(3)	18
Deferred tax benefit	(4,579)	(4,880)
Change in value of derivatives	(313)	(944)
Minority interest expense	(10)	—
(Increase) decrease in operating assets:
Due from loan purchasers	45,674	(80,898)
Escrow deposits - pending loan closings	49	(29,825)
Accounts and accrued interest receivable	4,352	2,456
Prepaid and other assets	(3,886)	(2,424)
Increase (decrease) in operating liabilities:
Due to loan purchasers	(783)	492
Accounts payable and accrued expenses	(1,889)	7,916
Other liabilities	(201)	162
Net cash provided by (used in) operating activities	63,867	(108,421)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	4,213	1,366
Purchase of investment securities	(388,398)	(95,860)
Purchase of mortgage loans held in securitization trusts	—	(167,874)
Principal repayments received on mortgage loans held in securitization trusts	90,074	40,081
Proceeds from sale of investment securities	356,896	93,505
Origination of mortgage loans held for investment	—	(303,289)
Principal paydown on investment securities	88,529	197,170
Payments received on loans held for investment	—	6,246
Purchases of property and equipment	(1,049)	(1,603)
Net cash provided by (used in) investing activities	150,265	(230,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(300)	—
Change in financing arrangements, net	(209,620)	318,873
Dividends paid	(6,372)	(8,876)
Issuance of subordinated debentures	—	25,000
Capital contributions from minority interest member	15	—
Net cash (used in) provided by financing activities	(216,277)	334,997
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,145)	(3,682)
CASH AND CASH EQUIVALENTS - Beginning of period	9,056	7,613
CASH AND CASH EQUIVALENTS - End of period	$6,911	$3,931
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$22,102	$25,025
NON CASH FINANCING ACTIVITIES
Dividends declared to be paid in subsequent period	$2,566	$4,554

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (unaudited)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully-integrated, self-advised, residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and fixed-rate and adjustable-rate mortgage loans and securities originated through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”), or acquired from third parties. The Company also earns net interest income from its investment in and the securitization of certain adjustable rate mortgage loans that meet the Company’s investment criteria. Licensed, or exempt from licensing, in 45 states and the District of Columbia and through a network of 28 full-service loan origination locations and 23 satellite loan origination locations, NYMC originates a wide range of mortgage loans, with a primary focus on prime, residential mortgage loans.

The Company is organized and conducts its operations so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. As such, the Company will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by the due date of its federal income tax return and complies with various other requirements.

On January 9, 2004, the Company capitalized New York Mortgage Funding, LLC (“NYMF”) as a wholly-owned subsidiary of the Company. NYMF is a qualified REIT subsidiary, or QRS, in which the Company accumulates mortgage loans that the Company intends to securitize.

In June 2006, operations began in the joint venture, Settlement Services of America, LLC (“SSA”), a Delaware limited liability company.  SSA’s primary purpose is to operate and manage a title agency that performs core title agent services such as evaluating searches to determine issuability of title, clearing underwriting objections, issuance of title policies on behalf of title insurance companies and where customary, issue title commitments and conduct title searches.  SSA is owned 80% by NYMC and 20% by Title Abstract Company of PA, a wholly owned subsidiary of Title Alliance, Ltd.

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to current period classifications, including the reclassification of $3.6 million and $1.9 million of Interest income - Loans held for investment, for the six and three months ended June 30, 2005 respectively, to Interest income - Investment securities and loans held in securitization trusts. In addition, there was a reclassification of $2.5 million and $1.4 million of Interest expense - Loans held for investment, for the six and three months ended June 30, 2005 respectively, to Interest expense - Investment securities and loans held in securitization trusts. All intercompany transactions and balances have been eliminated.

Concurrent with the closing of the Company’s initial public offering (“IPO”), 100,000 of the 2,750,000 shares exchanged for the equity interests of NYMC, were placed in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of NYMC for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $493,000 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC amended the escrow agreement to extend the escrow period to December 31, 2005 for the remaining 52,320 shares. On or about December 31, 2005, the escrow period was extended for an additional year to December 31, 2006. There have been no additional losses with respect to the escrow agreement recorded during the six month period ended June 30, 2006.

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

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). Management considers at a minimum the following factors that, both individually or in combination, could indicate the decline to be “other-than-temporary:” 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other- than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment.

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

      The Company recognizes interest income from its investments in subordinated interests (other than beneficial interests of high quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with Emerging Issues Task Force Consensus 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Accordingly, on a quarterly basis, when there are significant changes in estimated cash flows from the cash flows previously estimated (typically due to actual prepayment and credit loss experience), the Company calculates a revised yield based on the current cost of the investment and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. If newly estimated cash flows are lower than the cash flows previously estimated on a present value basis (adjusted for cash receipts during the intervening period), the security is written down to fair value with the resulting charge being realized in income and a new cost basis is established.

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

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain ARM mortgage loans transferred to the NYMT 2005-1, the NYMT 2005-2 and the NYMT 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are recorded at amortized cost, using the same accounting principles as that used for mortgage loans held for investment.   Currently the Company has retained 100% of the securities issued by NYMT 2005-1 and the NYMT 2005-2 and the securities have been financed as a secured borrowing under repurchase agreements.  For our third securitization, NYMT 2005-03, we sold investment grade securities to third parties, which are recorded as collateralized debt obligations on the accompanying consolidated balance sheet. For our fourth securitization, the Company sold residential mortgage loans of $277.4 million to New York Mortgage Trust 2006-1 in a securitization transaction structured as a sale under SFAS 140 on March 30, 2006.

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

Mortgage Servicing Rights - When the Company sells loans in securitizations of residential mortgage loans, it may, depending on the structure of the securitization, capitalize mortgage servicing rights ("MSRs") that are initially measured at fair value based on defined interest rate risk strata. When the Company sells certain loans and retains the servicing rights, it allocates the cost basis of the loans between the assets sold and the MSRs based on their relative fair values on the date of sale. Generally, MSRs result from certain loan securitizations structured as real estate mortgage investment conduits (“REMIC”).

The Company estimates the fair value of its MSRs based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, including prepayment speeds, forward yield curves, and discount rates commensurate with the risk involved. Periodic changes in fair value are recorded to income or expense for the period.

Mortgage servicing rights were created as a result of the securitization of $277.4 million of mortgage loans through New York Mortgage Trust 2006-1. The value of these servicing rights is $0.4 million at June 30, 2006 and is included as a component of “Other assets” on the Company’s consolidated balance sheet.

Credit Risk and Allowance for Loan Losses - The Company limits its exposure to credit losses on its portfolio of residential adjustable-rate mortgage-backed securities by purchasing securities that are guaranteed by a government-sponsored or federally-chartered corporations (FNMA, FHLMC or GNMA) (collectively “Agency Securities”) or that have a “AAA” investment grade rating by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. at the time of purchase.

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

The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of June 30, 2006 the allowance for loan losses is insignificant. Determining the allowance for loan losses is subjective in nature due to the estimation required.

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

Collateralized Debt Obligations - Our CDOs are debt securities that are issued by the Company through an “on balance sheet” securitization and typically secured by ARM loans.  For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. The transaction includes interest rate caps held by the securitization trust and recorded as an asset or liability of the Company.

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

In the normal course of its mortgage loan origination business, the Company enters into contractual interest rate lock commitments to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by the Company’s origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. Under SFAS No. 133, the interest rate lock commitments ("IRLCs") are considered undesignated or free-standing derivatives. Accordingly, such IRLCs are recorded at fair value with changes in fair value recorded to current earnings. Mark to market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by the interest rate differential between the contracted loan rate and the currently available market rates as of the reporting date.

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

Once a loan has been funded, the Company’s primary risk objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company’s strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of rate lock) to hedge most of its mortgage loans held for sale. The FSLCs have been designated as qualifying hedges at the time that the loans are funded and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loan being hedged. The FSLCs effectively fix the forward sales price and thereby offset interest rate and price risk to the Company. Accordingly, the Company evaluates this relationship quarterly and, at the time the loan is funded, classifies and accounts for the FSLCs as cash flow hedges.

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

Loan Origination Fees and Direct Origination Cost - The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold or as direct costs of loans that are brokered. Accordingly, salaries, compensation, benefits and commission costs have been reduced for the six and three months ended June 30, 2006, by $13.9 million and $7.5 million respectively, as compared to $21.4 million and $9.6 million for the respective periods of 2005, because such amounts are considered incremental direct loan origination costs.

Brokered Loan Fees and Expenses - The Company records commissions associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

Loan Commitment Fees - Mortgage loans held for sale: fees received for the funding of mortgage loans to borrowers at pre-set conditions are deferred and recognized as of the date at which the loan is sold. Mortgage loans held for investment: such fees are deferred and recognized as interest income over the life of the loan based on the effective yield method.

Employee Benefit Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of eligible compensation. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan for the six and three months ended June 30, 2006, were $0.2 million and $0.1 million respectively, as compared to $0.2 million and $0.1 million for the respective periods of 2005.

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

In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The Company adopted SFAS No. 123(R) January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements.

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

        New Accounting Pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes FIN 48 will have no impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” Effective at the beginning of the first quarter of 2006, the Company early adopted the newly issued statement and elected the fair value option to subsequently measure its mortgage servicing rights (“MSRs”). Under the fair value option, all changes in the fair value of MSRs are reported in the statement of operations. The initial implementation of SFAS 156 did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. Management does not believe that SFAS 155 will have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154 on January 1, 2006 did not have a material impact on the Company's financial statements.

2.	Investment Securities Available For Sale

Investment securities available for sale consist of the following as of June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Amortized cost	$662,233	$720,583
Gross unrealized gains	50	1
Gross unrealized losses	(9,609)	(4,102)
Fair value	$652,674	$716,482

The amortized cost balance at December 31, 2005 included approximately $388.3 million of certain lower-yielding mortgage agency securities (with rate resets of less than two years) that the Company had concluded it no longer had the intent to hold until their values recovered. Upon such determination, the Company recorded an unrealized impairment loss of $7.4 million for the three months ended December 31, 2005. During the first quarter of 2006, all of such designated securities were sold at an additional loss of $1.0 million.

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

The following table sets forth the stated reset periods and weighted average yields of our investment securities at June 30, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$191,199	6.70%	$—	—	$—	—	$191,199	6.70%
Private Label Floaters	29,222	6.21%	—	—	—	—	29,222	6.21%
Agency ARMs	—	—	—	—	100,649	6.16%	100,649	6.16%
Private Label ARMs	—	—	52,839	5.80%	278,765	5.70%	331,604	5.72%
Total	$220,421	6.64%	$52,839	5.80%	$379,414	5.82%	$652,674	6.09%

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

The following table presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO Floating Rate	$191,199	$760	$—	$—	$191,199	$760
Private Label Floaters	29,222	54	—	—	29,222	54
Agency ARMs	—	—	100,649	125	100,649	125
Private Label ARMs	24,144	510	307,460	8,110	331,604	8,620
Total	$244,565	$1,324	$408,109	$8,235	$652,674	$9,559

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO Floating Rate	$11,761	$19	$—	$—	$11,761	$19
Private Label ARMs	48,642	203	270,124	3,880	318,766	4,083
Total	$60,403	$222	$270,124	$3,880	$330,527	$4,102

3.	Mortgage Loans Held For Sale

Mortgage loans held for sale consist of the following as of June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Mortgage loans principal amount	$84,171	$108,244
Deferred origination costs - net	156	27
Mortgage loans held for sale	$84,327	$108,271

Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financing arrangements (Note 10).

4.	Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following as of June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006	December 31, 2005

Mortgage loans principal amount	$685,956	$771,451
Deferred origination costs - net	4,546	5,159
Total mortgage loans held in securitization trusts	$690,502	$776,610

Substantially all of the Company’s mortgage loans held in securitization trusts are pledged as collateral for borrowings under financing arrangements (Note 9) or for the collateralized debt obligation (Note 11).

As of June 30, 2006, the Company had nine delinquent loans totaling $6.0 million categorized as mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of June 30, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	4	$2,114	0.31%
61-90	1	933	0.14%
90+	4	$2,920	0.43%

As of December 31, 2005, the Company had four delinquent loans totaling $2.0 million categorized as Mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of December 31, 2005 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$193	0.02%
61-90	—	—	—
90+	3	$1,771	0.23%

5.	Mortgage Loans Held For Investment

The Company had no mortgage loans held for investment at June 30, 2006 and at December 31, 2005 mortgage loans held for investment consist of the following (dollar amounts in thousands):

December 31, 2005
Mortgage loans principal amount	$4,054
Deferred origination costs - net	6
Total mortgage loans held for investment	$4,060

All of the Company’s mortgage loans held for investment at December 31, 2005 were sold during the first quarter of 2006, with a loss of $0.7 million recognized at the time of sale.

Substantially all of the Company’s mortgage loans held for investment were pledged as collateral for borrowings under financing arrangements at December 31, 2005 (Note 9).

6.	Sale of Mortgage Loans Through Securitization

On March 30, 2006, the Company sold residential mortgage loans to New York Mortgage Trust 2006-1in a securitization transaction structured as a sale under SFAS 140. In this securitization, the Company retained servicing responsibilities on approximately $66.2 million of mortgage loans and subordinated interests. The Company receives annual servicing fees of approximately 0.21% of the outstanding balance of mortgage loans and rights to future cash flows arising after the senior investors in the securitization trust have received their stated return. The investors and the securitization trust have no recourse to the Company’s other assets. The Company continues to hold the subordinate interests of the 2006-1 securitization. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The Company recognized a pre-tax loss of $0.7 million on this securitization of residential mortgage loans.

7.	Property and Equipment - Net

Property and equipment consist of the following as of June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Office and computer equipment	$7,419	$6,292
Furniture and fixtures	2,183	2,306
Leasehold improvements	1,481	1,429
Total premises and equipment	11,083	10,027
Less: accumulated depreciation and amortization	(4,098)	(3,145)
Property and equipment - net	$6,985	$6,882

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Derivative Assets:
Interest rate caps	$5,251	$3,340
Interest rate swaps	5,276	6,383
Eurodollar transaction	22	—
Interest rate lock commitments - loan commitments	—	123
Forward loan sale contracts - loan commitments	47	—
Forward loan sale contracts - mortgage loans held for sale	60	—
Forward loan sale contracts - TBA securities	243	—
Total derivative assets	$10,899	$9,846
Derivative Liabilities:
Forward loan sale contracts - loan commitments	—	(38)
Forward loan sale contracts - mortgage loans held for sale	—	(18)
Forward loan sale contracts - TBA securities	—	(324)
Interest rate lock commitments - loan commitments	(169)	—
Interest rate lock commitments - mortgage loans held for sale	(60)	(14)
Total derivative liabilities	$(229)	$(394)

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of June 30, 2006 were $672.0 million, $1.7 billion and $177.7 million, respectively.

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2005 were $645.0 million, $1.9 billion and $201.8 million, respectively

The Company estimates that over the next twelve months, approximately $3.7 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.

9.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trusts. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At June 30, 2006, the Company had repurchase agreements with an outstanding balance of $1.0 billion and a weighted average interest rate of 5.30%. As of December 31, 2005, the Company had repurchase agreements with an outstanding balance of $1.2 billion and a weighted average interest rate of 4.37%. At June 30, 2006 and December 31, 2005 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $1.0 billion and $1.2 billion, respectively. As of June 30, 2006 all of the repurchase agreements will mature within 20 days, with weighted average days to maturity equal to 20 days. The Company has available to it $5.3 billion in commitments to provide financings through such arrangements with 23 different counterparties.

The following table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of June 30, 2006 and December 31, 2005 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	June 30, 2006	December 31, 2005
Bank of America	$96,884	$—
Barclays Bank	72,516	—
Citigroup Global Markets Inc.	—	200,000
Countrywide Securities Corporation	—	109,632
Credit Suisse First Boston LLC	—	148,131
Deutsche Bank Securities Inc.	193,985	205,233
HSBC	276,008	163,781
J.P. Morgan Securities Inc.	77,690	37,481
Merrill Lynch Government Securities Inc.	133,806	—
WaMu Capital Corp	—	158,457
West LB	188,910	143,784
Total Financing Arrangements, Portfolio Investments	$1,039,799	$1,166,499

10.	Financing Arrangements, Mortgage Loans Held for Sale or Investment

Financing arrangements secured by mortgage loans held for sale or for investment consist of the following as of June 30, 2006, and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
$250 million master repurchase agreement with Greenwich Capital Financial Products, Inc, expiring on December 4, 2006 bearing interest at one-month LIBOR plus spreads from 0.75% to 1.25% depending on collateral (5.14% at December 31, 2005). Principal repayments are required 120 days from the funding date(a)	$—	$81,577
$200 million master repurchase agreement with CSFB expiring on March 30, 2007 bearing interest at daily LIBOR plus spreads from 0.75% to 2.0% depending on collateral (6.2% at June 30, 2006 and 4.34% at December 31, 2005). Principal repayments are required 90 days from the funding date.	102,442	143,609
$300 million master repurchase agreement with Deutsche Bank Structured Products, Inc. expiring on December 13, 2006 bearing interest at 1 month LIBOR plus spreads from .625% to 1.25% depending on collateral (6.0% at June 30, 2006). Principal payments are due 120 days from the repurchase date.	54,564	─
	$157,006	$225,186

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

The 30 day LIBOR rate was 5.33% at June 30, 2006.

The lines of credit are secured by all of the mortgage loans held by the Company, except for the loans held in securitization trusts. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of June 30, 2006, the Company was in compliance with all covenants with the exception of the net income covenants on the CSFB and Deutsche Bank facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

11.	Collateralized Debt Obligations

The Company’s CDOs are secured by ARM loans pledged as collateral. The ARM loans are recorded as an asset of the Company and the CDOs are recorded as the Company’s debt. The CDO transaction includes an amortizing interest rate cap contract with a notional amount of $222.1 million as of December 31, 2005 and a notional amount of $209.9 million as of June 30, 2006, which is recorded as an asset of the Company. The interest rate cap limits the interest rate exposure on these transactions. As of June 30, 2006 and December 31, 2005, the Company had CDOs outstanding of $213.5 million and $228.2 million, respectively. As of June 30, 2006 and December 31, 2005 the current weighted average interest rate on these CDOs was 5.69% and 4.74%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $220.7 million.

12.	Subordinated Debentures

On September 1, 2005, the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

On March 15, 2005, the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.25% at June 30, 2006). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

13.	Commitments and Contingencies

Loans Sold to Investors - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by investors. Such loans are then generally repackaged and sold to other investors.

Loans Funding and Delivery Commitments - At June 30, 2006 and December 31, 2005 the Company had commitments to fund loans with agreed-upon rates totaling $244.1 million and $238.4 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled $177.7 million and $201.8 million at June 30, 2006 and December 31, 2005, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.

Net Worth Requirements - NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with FannieMae (“FNMA”), Freddie Mac (FHLMC”), Housing and Urban Development (“HUD”) and other investors. As of June 30, 2006 NYMC is in compliance with all minimum net worth requirements.

Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.

Leases - The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2011. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $2.6 million and $1.3 million for the six and three months ended June 30, 2006, respectively, and $3.7 million and $1.6 million for the comparable periods of 2005. In March 2005, the Company entered into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The sub-lease tenant has contractual terms for less than the Company’s remaining contractual obligation. This transaction was completed in late March 2005. Accordingly, during the first quarter of 2005, the Company recognized a charge of $0.8 million to earnings.

Letters of Credit - NYMC maintains a letter of credit in the amount of $100,000 in lieu of a cash security deposit for an office lease dated June 1998 for the Company’s former headquarters located at 304 Park Avenue South in New York City. The sole beneficiary of this letter of credit is the owner of the building, 304 Park Avenue South LLC. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase.

Subsequent to the move to a new headquarters location in New York City in July 2003, in lieu of a cash security deposit for the office lease, we entered into an irrevocable transferable letter of credit in the amount of $313,000 with PricewaterhouseCoopers, LLP (sublandlord), as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at HSBC bank.

On February 15, 2005, the Company entered into an irrevocable standby letter of credit in an initial amount of $500,000 with the beneficiary being CCC Atlantic, L.L.C., the landlord of the Company’s leased facility at 500 Burton Avenue, Northfield, New Jersey. The letter of credit serves as security for leased office property, initially occupied by employees of our branches doing business as Ivy League Mortgage, L.L.C. The letter of credit is secured by cash held by the Company equal to the initial amount of the letter of credit which will be reduced at each of the first four annual anniversary dates by $50,000, thereafter to remain at a value of $250,000 until termination on April 1, 2015. The letter of credit and cash has been reduced to $450,000 as of June 30, 2006.

14.	Related Party Transactions

Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $650 in fees and other amounts from NYMC borrowers for the six months ended June 30, 2006. NYMC does not economically benefit from such referrals.

15.	Concentrations of Credit Risk

The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At June 30, 2006 and December 31, 2005, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	June 30, 2006	December 31, 2005
Massachusetts	25.8%	17.8%
New York	20.6%	43.0%
Connecticut	9.9%	5.7%
New Jersey	9.3%	5.1%
Florida	6.1%	9.7%

At June 30, 2006 and December 31, 2005, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in securitization trusts and mortgage loans held for investment as follows:

	June 30, 2006	December 31, 2005
New York	24.3%	32.7%
Massachusetts	14.1%	19.4%
California	8.9%	14.1%
New Jersey	4.1%	5.8%
Florida	3.9%	5.4%

16.	Fair Value of Financial Instruments

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

The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value (dollar amounts in thousands):

	June 30, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$659,881	$652,674	$652,674
Mortgage loans held in the securitization trusts	685,956	690,502	683,110
Mortgage loans held for sale	84,171	84,327	84,457
Commitments and contingencies:
Interest rate lock commitments	244,100	(229)	(229)
Forward loan sales contracts	177,744	350	350
Interest rate swaps	672,000	5,276	5,276
Interest rate caps	1,694,758	5,251	5,251
Eurodollar transaction	53,000	22	22

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	201,771	(380)	(380)
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,858,860	3,340	3,340

17.	Income Taxes

A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the six month periods ended June 30, 2006 and June 30, 2005, is as follows (dollar amounts in thousands).

	June 30, 2006	June 30, 2005
Tax at statutory rate (35%)	$(2,169)	$(1,530)
Non-taxable REIT income	(1,454)	(2,699)
Transfer pricing of loans sold to nontaxable parent	11	395
State and local taxes	(956)	(1,006)
Miscellaneous	(11)	(40)
Total provision (benefit)	$(4,579)	$(4,880)

The income tax benefit for the period ended June 30, 2006 is comprised of the following components (dollar amounts in thousands):

	Deferred	Total
Regular tax benefit
Federal	$(3,623)	$(3,623)
State	(956)	(956)
Total tax benefit	$(4,579)	$(4,579)

The income tax benefit for the period ended June 30, 2005 is comprised of the following components (dollar amounts in thousands):

	Deferred	Total
Regular tax benefit
Federal	$(3,874)	$(3,874)
State	(1,006)	(1,006)
Total tax benefit	$(4,880)	$(4,880)

The major sources of temporary differences and their deferred tax effect at June 30, 2006 are as follows (dollar amounts in thousands):

Deferred tax asset:
Net operating loss carry forward	$14,313
Restricted stock, performance shares and stock option expense	176
Rent expense	16
Management compensation	6
Loss on sublease	144
Total deferred tax asset	14,655
Deferred tax liabilities:
Mark to market adjustments	20
Depreciation	197
Total deferred tax liability	217
Net deferred tax asset	$14,438

The major sources of temporary differences and their deferred tax effect at December 31, 2005 are as follows (dollar amounts in thousands):

Deferred tax asset:
Net operating loss carry forward	$9,560
Restricted stock, performance shares and stock option expense	125
Rent expense	120
Management compensation	98
Loss on sublease	181
Mark to market adjustments	94
Total deferred tax asset	10,178
Deferred tax liabilities:
Depreciation	319
Total deferred tax liability	319
Net deferred tax asset	$9,859

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

	Six Months Ended June 30, 2006
	(dollar amounts in thousands)
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Interest income:
Investment securities and loans held in securitization trusts	$33,052	$—	$33,052
Loans held for sale	—	8,275	8,275
Total interest income	33,052	8,275	41,327
Interest expense:
Investment securities and loans held in securitization trusts	26,438	—	26,438
Loans held for sale	—	5,947	5,947
Subordinated debentures	—	1,779	1,779
Total interest expense	26,438	7,726	34,164
Net interest income	6,614	549	7,163
OTHER INCOME (EXPENSE):
Gain on sales of mortgage loans	—	10,051	10,051
Brokered loan fees	—	6,270	6,270
Loss on sale of current period securitized loans	—	(747)	(747)
Realized loss on investment securities	(969)	—	(969)
Miscellaneous income	—	267	267
Total other income (expense)	(969)	15,841	14,872
EXPENSES:
Salaries and benefits	451	11,891	12,342
Brokered loan expenses	—	4,935	4,935
Occupancy and equipment	1	2,614	2,615
Marketing and promotion	33	1,183	1,216
Data processing and communication	119	1,295	1,414
Office supplies and expenses	23	1,015	1,038
Professional fees	365	2,166	2,531
Travel and entertainment	27	256	283
Depreciation and amortization	—	1,086	1,086
Other	175	597	772
Total expenses	1,194	27,038	28,232
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	4,451	(10,648)	(6,197)
Income tax benefit	—	4,579	4,579
NET INCOME (LOSS)	$4,451	$(6,069)	$(1,618)
Segment assets	$1,366,551	$199,676	$1,566,227
Segment equity	$84,379	$5,425	$89,804

	Six Months Ended June 30, 2005
	(dollar amounts in thousands)
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Interest income:
Investment securities and loans held in securitization trusts	$27,081	$—	$27,081
Loans held for investment	3,605	—	3,605
Loans held for sale	—	6,100	6,100
Total interest income	30,686	6,100	36,786
Interest expense:
Investment securities and loans held in securitization trusts	19,339	—	19,339
Loans held for investment	2,545	—	2,545
Loans held for sale	—	3,843	3,843
Subordinated debentures	—	494	494
Total interest expense	21,884	4,337	26,221
Net interest income	8,802	1,763	10,565
OTHER INCOME (EXPENSE):
Gain on sales of mortgage loans	—	12,649	12,649
Brokered loan fees	—	4,534	4,534
Gain on sale of securities and related hedges	921	—	921
Miscellaneous income	1	103	104
Total other income (expense)	922	17,286	18,208
EXPENSES:
Salaries and benefits	1,479	15,093	16,572
Brokered loan expenses	—	4,206	4,206
Occupancy and equipment	9	3,707	3,716
Marketing and promotion	85	2,505	2,590
Data processing and communication	64	1,126	1,190
Office supplies and expenses	3	1,255	1,258
Professional fees	145	1,701	1,846
Travel and entertainment	4	442	446
Depreciation and amortization	3	764	767
Other	136	417	553
Total expenses	1,928	31,216	33,144
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	7,796	(12,167)	(4,371)
Income tax benefit	—	4,880	4,880
NET INCOME (LOSS)	$7,796	$(7,287)	$509
Segment assets	$1,642,138	$317,757	$1,959,895
Segment equity	$106,279	$5,218	$111,497

	Three Months Ended June 30, 2006
	(dollar amounts in thousands)
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Interest income:
Investment securities and loans held in securitization trusts	$15,468	$—	$15,468
Loans held for sale	—	3,233	3,233
Total interest income	15,468	3,233	18,701
Interest expense:
Investment securities and loans held in securitization trusts	12,359	—	12,359
Loans held for sale	—	2,632	2,632
Subordinated debentures	—	894	894
Total interest expense	12,359	3,526	15,885
Net interest income (expense)	3,109	(293)	2,816
OTHER INCOME (EXPENSE):
Gain on sales of mortgage loans	—	5,981	5,981
Brokered loan fees	—	3,493	3,493
Loss on sale of current period securitized loans	—	26	26
Miscellaneous income	—	148	148
Total other income (expense)	—	9,648	9,948
EXPENSES:
Salaries and benefits	201	5,800	6,001
Brokered loan expenses	—	2,767	2,767
Occupancy and equipment	—	1,289	1,289
Marketing and promotion	25	404	429
Data processing and communication	63	690	753
Office supplies and expenses	9	424	433
Professional fees	271	979	1,250
Travel and entertainment	19	82	101
Depreciation and amortization	—	521	521
Other	111	294	405
Total expenses	699	13,250	13,949
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	2,410	(3,895)	(1,485)
Income tax benefit	—	1,663	1,663
NET INCOME (LOSS)	$2,410	$(2,232)	$178
Segment assets	$1,366,551	$199,676	$1,566,227
Segment equity	$84,379	$5,425	$89,804

	Three Months Ended June 30, 2005
	(dollar amounts in thousands)
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
REVENUE:
Interest income:
Investment securities and loans held in securitization trusts	$14,218	$—	$14,218
Loans held for investment	1,944	—	1,944
Loans held for sale	—	3,507	3,507
Total interest income	16,162	3,507	19,669
Interest expense:
Investment securities and loans held in securitization trusts	10,719	—	10,719
Loans held for investment	1,401	—	1,401
Loans held for sale	—	1,995	1,995
Subordinated debentures	—	416	416
Total interest expense	12,120	2,411	14,531
Net interest income	4,042	1,096	5,138
OTHER INCOME (EXPENSE):
Gain on sales of mortgage loans	—	8,328	8,328
Brokered loan fees	—	2,534	2,534
Gain on sale of securities and related hedges	544	—	544
Miscellaneous income	1	(11)	(10)
Total other income (expense)	545	10,851	11,396
EXPENSES:
Salaries and benefits	971	8,459	9,430
Brokered loan expenses	—	2,686	2,686
Occupancy and equipment	6	1,576	1,582
Marketing and promotion	32	1,158	1,190
Data processing and communication	56	616	672
Office supplies and expenses	2	683	685
Professional fees	59	1,043	1,102
Travel and entertainment	2	228	230
Depreciation and amortization	1	423	424
Other	(35)	212	177
Total expenses	1,094	17,084	18,178
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	3,493	(5,137)	(1,644)
Income tax benefit	—	2,190	2,190
NET INCOME (LOSS)	$3,493	$(2,947)	$546
Segment assets	$1,642,138	$317,757	$1,959,895
Segment equity	$106,279	$5,218	$111,497

19.	Stock Incentive Plan

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

2005 Stock Incentive Plan

At the Annual Meeting of Stockholders held on May 31, 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaces the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 936,111 shares of the Company’s common stock may be issued thereunder. That number of shares represents 711,895 shares of common stock, or (4% of the 17,797,375 shares of common stock outstanding at March 10, 2005), plus 224,216 shares of common stock remaining from the 2004 Plan. The number of shares available for issuance under the 2005 Plan will be increased by the number of shares covered by 2004 Plan awards that are forfeited or terminated after March 10, 2005.

Options

The Company has issued stock options to employees under shares-based compensation plans. The 2004 Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of June 30, 2006, 591,500 options have been granted pursuant to the 2004 Plan with a vesting period of two years with a contractual term of 10 years.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123(R). The compensation cost charged against income exclusive of option forfeitures during the six months ended June 30, 2006 and 2005 was $17,813 and $18,376, respectively. As of June 30, 2006, there was $15,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. No cash was received for the exercise of stock options during the six month periods ended June 30, 2006 and June 30, 2005.

A summary of the status of the Company's options as of June 30, 2006 and changes during the six month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2006	541,500	$9.56
Granted	—	—
Forfeited	45,000	9.83
Exercised	—	—

Outstanding as of June 30, 2006	496,500	$9.53
Options exercisable as of June 30, 2006	389,833	$9.45

A summary of the status of the Company's options as of June 30, 2005 and changes during the six month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2005	591,500	$9.58
Granted	—	$—
Forfeited	—	—
Exercised	—	—

Outstanding as of June 30, 2005	591,500	$9.58
Options exercisable as of June 30, 2005	314,833	$9.36

The following table summarizes information about stock options at June 30, 2006:

	Options Outstanding
		Weighted-
		Average
		Remaining		Options Exercisable		Fair Value
	Number	Contractual	Exercise	Number	Exercise	of Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Granted
$9.00	176,500	8.0	$9.00	176,500	$9.00	$0.39
$9.83	320,000	8.4	9.83	213,333	9.83	0.29
Total	496,500	8.3	$9.53	389,833	$9.45	$0.34

The following table summarizes information about stock options at June 30, 2005:

	Options Outstanding
		Weighted-
		Average
		Remaining		Options Exercisable		Fair Value
	Number	Contractual	Exercise	Number	Exercise	of Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Granted
$9.00	176,500	9.0	$9.00	176,500	$9.00	$0.39
$9.83	415,000	9.4	9.83	138,333	9.83	0.29
Total	591,500	9.3	$9.58	314,833	$9.36	$0.35

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

Restricted Stock

As of June 30, 2006, the Company has awarded 684,333 shares of restricted stock under the 2005 Plan, of which 434,122 shares have fully vested. As of June 30, 2006 the remaining shares of restricted stock awarded under the 2004 Plan are subject to vesting periods between 6 and 60 months. During the six months ended June 30, 2006, the Company recognized non-cash compensation expense of $0.6 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

A summary of the status of the Company's non-vested restricted stock as of June 30, 2006 and changes during the six month period then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year, January 1, 2006	221,058	$9.33
Granted	129,155	4.36
Forfeited	—	—
Vested	(100,002)	8.15

Non-vested shares as of June 30, 2006	250,211	$6.85
Weighted-average fair value of restricted stock granted during the period	$562,549	$4.36

A summary of the status of the Company's non-vested restricted stock as of June 30, 2005 and changes during the six month period then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year, January 1, 2005	367,803	$9.23
Granted	—	—
Forfeited	(19,231)	9.47
Vested	(122,350)	9.00

Non-vested shares as of June 30, 2005	226,222	$9.34

Performance Based Stock Awards

In November 2004, the Company acquired 15 full-service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. (“GRL”). Pursuant to that transaction, the Company committed to award 236,256 shares of the Company’s stock to certain employees of those branches. Of these committed shares, 206,256 were performance based stock awards granted upon attainment of predetermined production levels and 30,653 were restricted stock awards. As of June 30, 2006, the awards range in vesting periods from 6 to 12 months with a share price set at the December 2, 2004 grant date market value of $9.83 per share. During the six months ended June 30, 2006, the Company recognized non-cash compensation expense, exclusive of forfeitures of $0.1 million relating to performance based stock awards. Unvested performance share awards have no voting rights and do not earn dividends.

A summary of the status of the Company's non-vested performance based stock awards as of June 30, 2006 and changes during the six month period then ended is presented below:

	Number of Non-vested Performance Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year, January 1, 2006	61,078	$9.83
Granted	—	—
Forfeited	(26,271)	9.83
Vested	(6,995)	9.83

Non-vested shares as of June 30, 2006	27,812	$9.83

A summary of the status of the Company's non-vested performance based stock awards as of June 30, 2005 and changes during the six month period then ended is presented below:

	Number of Non-vested Performance Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year, January 1, 2005	206,256	$9.83
Granted	—	—
Forfeited	(74,104)	9.83
Vested	(22,139)	9.83

Non-vested shares as of June 30, 2005	110,013	$9.83

20.	Subsequent Events

On August 1, 2006, by payment of $450,000, the Company was relieved of all obligations relating to the irrevocable standby letter of credit in the same amount for the benefit of CCC Atlantic, L.L.C.; the landlord of the Company’s leased facility at 500 Burton Avenue, Northfield, New Jersey. The letter of credit served as security for leased office property, initially occupied by employees of our branches doing business as Ivy League Mortgage, L.L.C. Pursuant to its terms, the letter of credit was initially secured by cash held by the Company in the amount of $500,000 and was reduced to $450,000 on April 1, 2006, (See Note 13 above).

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

It is important to note that the description of our business in general and our investment in mortgage loans and mortgage-backed securities holdings in particular, is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, the types of assets we hold, the amount of leverage we use or the liabilities we incur and other characteristics of our assets and liabilities are subject to reevaluation and change without notice.

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

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described under the caption “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

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

General

New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”), a real estate investment trust (“REIT”) for federal income tax purposes, is engaged in the origination of and investment in residential mortgage loans throughout the United States. The Company, through its wholly owned taxable REIT subsidiary, The New York Mortgage Company, LLC (“NYMC”), originates a broad spectrum of residential loan products with a focus on high credit quality, or prime loans. In addition to prime loans, NYMC also originates jumbo loans, alternative-A loans, sub-prime loans and home equity or second mortgage loans through its retail and wholesale origination branch network. The Company’s mortgage investment portfolio is comprised of securities, supported by pooled high credit quality, adjustable and adjustable rate mortgage (“ARM”) loans. NYMC, which originates residential mortgage loans through a network of 28 full-service loan origination locations and 23 satellite loan origination locations, is presently licensed or authorized to do business in 45 states and the District of Columbia.

Strategic Overview

We are considered an “active” mortgage REIT in that NYMC, our taxable REIT subsidiary, originates loans that may either be held in portfolio, aggregated and subsequently securitized for long-term investment or sold to third parties for gain on sale revenue. When we aggregate and securitize residential mortgage loans for investment, the leveraged portfolio is comprised largely of prime adjustable-rate mortgage loans that we originate or obtain from third parties and that meet our investment objectives and portfolio requirements, including adjustable-rate loans that have an initial fixed-rate period, which we refer to as hybrid mortgage loans. We believe that our ability to originate mortgage loans as the basis for our portfolio will enable us to build a portfolio that generates a higher return than the returns realized by “passive” mortgage investors that do not have their own origination capabilities, because the cost to originate and retain such mortgage loans for securitization is generally less than the premiums paid to purchase similar assets from third parties. Our portfolio loans are held by the Company or by New York Mortgage Funding, LLC (“NYMF”), our qualified REIT subsidiary (“QRS”).

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

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment assets and portfolio. As of June 30, 2006, we have $0.75 billion of commitments under our secured warehouse lines of credit and up to $5.3 billion to provide repurchase agreement financing through 23 different counterparties. During 2005, we further diversified our sources of financing with the issuance of $45 million of trust preferred securities classified as subordinated debentures.

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

High Credit Quality Investment Portfolio. We retain in our portfolio Agency securities, AAA-rated private label securities and selected, high-quality loans that we originate or may opportunistically acquire and subsequently secuitize. As a result, our investment portfolio consists of high-quality loans that we have either securitized for our own portfolio or that collateralize our CDO financings. High credit quality creates significant portfolio liquidity and provides for financing opportunities that are generally available on favorable terms. Agency, AAA-rated private label and other investment grade securities are less likely to incur credit losses than non-rated or below investment grade securities.  Since commencing our portfolio investment operations, we have not experienced any credit losses in our portfolio.

We believe that our credit performance is reflective of the high credit quality of the loans we originate or acquire for securitization, our prudent in-house underwriting, property valuation methods and review, our overall investment policies and prudent management of our delinquent loan portfolio. We believe that our delinquencies of 0.88% of the total par balance of our investment portfolio of residential loans at June 30, 2006 reflect strong credit characteristics and the credit culture of our underwriting and investment philosophy. The weighted average seasoning of loans in our investment portfolio of mortgage loans was approximately 15 months at June 30, 2006.

Interest Rate Risk Management. Another primary risk to our investment portfolio of mortgage loans and mortgage-backed securities is interest rate risk. We have a match funding philosophy in which we use hedging instruments to fix or cap the interest rates on our short-term, CDO and other financing arrangements that finance our investment portfolio of mortgage loans and securities. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of June 30, 2006, our net duration gap was approximately 9 months.

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

For the six months ended June 30, 2006 our total originations were $1.4 billion in mortgage loans and we retained in our investment portfolio $3.1 million. For the six months ended June 30, 2005 our total originations were $1.6 billion in mortgage loans and we retained in our investment portfolio $303.3 million. For the three months ended June 30, 2006 our total originations were $741.3 million in mortgage loans and we retained in our investment portfolio $0.0 million. For the three months ended June 30, 2005 our total originations were $939.7 million in mortgage loans and we retained in our investment portfolio $166.9 million. The decrease in the amount of mortgage loans we retained for the six and three months ended June 30, 2006 as compared to the same periods in 2005 represents a change in our approach to realize the short-term economic benefits of gain on sale revenues available in the secondary mortgage market as compared to currently less beneficial long-term economic benefit of retaining loans in portfolio. When we retain loans that we originate (directly or those subsequently securitized through a structure that is deemed a financing for GAAP purposes), we are not able to recognize gain on sale revenues (and thus higher GAAP net income) as we would have if such loans were sold to third parties. Instead, the value of the gain on sale revenue benefits of our investment portfolio in the form of a lower cost asset and thus incrementally higher yield during the lives of retained loans. For the six and three months ended June 30, 2006, we estimate that the foregone premium we would have otherwise received had retained loans been sold to third parties is approximately $44,500 and $0.0 million, respectively and $5.0 million and $2.5 million for the comparable periods of 2005.

For the six and three months ended June 30, 2006, we sold to third parties $894.6 million and $536.7 million, respectively, in mortgage loans and $1.03 billion and $616.9 million for the comparable periods of 2005. We recognized gains on sales of mortgage loans totaling $10.1 million and $6.0 million for the six and three months ended June 30, 2006, respectively and $12.6 million and $8.3 million for the comparable periods of 2005.

We may also originate high quality, adjustable-rate mortgage loans for securitizations that are structured and deemed as a sale for GAAP purposes. For the six and three months ended June 30, 2006, we originated $66.7 million and $0.0 million respectively, of loans that were subsequently securitized in New York Mortgage Trust 2006-1. Such loans are deemed sold for GAAP purposes and net gain on sale revenues are recognized as if the loans were sold to a third party. No such loans were originated for the six months ended June 30, 2005.

We also sold broker loans to third party mortgage lenders for which we receive a broker fee. For the six and three months ended June 30, 2006, we originated $414.7 million and $234.6 million in brokered loans, respectively, and $275.7 million and $166.3 million for the comparable periods of 2005. This increase in the amount of brokered loans in each of the six and three month periods ended June 30, 2006 as compared to the same periods of 2005, is due to the brokering of high risk loans (for example, sub-prime loans and option-ARM loans) or loans that fall outside of our guidelines (for example, loans with pre-payment penalties). This enables our loan officers to offer a wide variety of loan products to our borrowers. For the six and three months ended June 30, 2006, we recognized net brokering income (loss) totaling $1.3 million and $0.7 million, respectively and $0.3 million and $(0.2) million for the comparable periods of 2005.

NYMC originates all of the mortgage loans we sell or broker and some of the loans that we retain for investment. For mortgage loans to be sold, we underwrite, process, and fund the mortgages loans originated by NYMC.

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

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARMs, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from two to seven years. Our funding costs are generally not constant or fixed. As a result, we use derivative instruments (interest rate swaps and interest rate caps) to mitigate, but not eliminate, the risk that our cost of funding will increase or decrease at a faster rate than the interest on our investment assets.

Known Material Trends and Commentary

According to the July 12, 2006 Mortgage Finance Forecast of the Mortgage Bankers Association (“MBA”), the MBA estimated that lenders originated $2.9 trillion in mortgage loans in 2005. In the July 12, 2006 forecast, the MBA projects that mortgage loan volumes will decrease to $2.4 trillion in 2006 due, in part, to continued increases in interest rates and significantly lower mortgage loan refinancings.

Total U.S. 1-to-4-Family Mortgage Originations	2005	2006 Forecast	Forecasted Percentage Change
	(dollar amounts in billions)
Purchase mortgages	$1,513	$1,482	(2.0)%
Refinancings	1,399	897	(35.9)%
Total	$2,912	$2,379	(18.3)%

Source: July 12, 2006 Mortgage Finance Forecast of the MBA

The following table summarizes the Company’s loan origination volume and characteristics for the two quarterly periods of 2006 relative to our prior year historical origination production. For the three months ended June 30, 2006, our total loan originations decreased 21.1% over the comparable period for 2005. This decrease is greater than the decrease forecasted in the July 12, 2006 Mortgage Finance Forecast of the MBA, which estimates an industry decrease for the period of just 13.6% for total originations:

Our Total Mortgage Originations

	NYMC Total Mortgage Originations
	2005	2006	Percentage Change From Prior Year
	(dollar amounts in millions)
1st Quarter	$672.5	$613.8	(8.7)%
2nd Quarter	939.7	741.3	(21.1)%
3rd Quarter	1,002.2
4th Quarter	822.9
Full Year	$3,437.3

The following table summarizes the Company’s purchase mortgage origination volume and characteristics for the two quarterly periods of 2006 relative to our prior year historical origination production. With regard to purchase mortgage originations, statistics from the MBA since 1990 indicate that the volume of purchase mortgages year-after-year steadily increases throughout various economic and interest rate cycles. However, given the current rate environment, the MBA expects a modest decline of 2.9% in purchases originations for the second quarter of 2006. While management is unable to predict borrowing habits, we believe that historical trends indicate that the purchase mortgage market is relatively stable. For the three months ended June 30, 2006, our purchase mortgage originations have decreased by $147.7 million or 24.5% over the comparable period for the prior year. This decrease compares unfavorably to the 2.8% decrease forecasted by the July 12, 2006 Mortgage Finance Forecast of the MBA for total U.S. 1-to-4-family purchase mortgage originations for the period but is consistent with our overall decline of total originations.

Our Total Purchase Mortgage Originations

	NYMC Total Purchase Mortgage Originations
	2005	2006	Percentage Change From Prior Year
	(dollar amounts in millions)

1st Quarter	$381.0	$348.2	(8.6)%
2ndQuarter	601.7	453.9	(24.6)%
3rd Quarter	569.8
4th Quarter	432.9
Full Year	$1,985.4

The following table summarizes the Company’s refinance mortgage originations volume and characteristics for the two quarterly periods of 2006 relative to our prior year historical origination production. For the three months ended June 30, 2006, our originations of mortgage refinancings have decreased by $50.6 million or 15.0% versus the comparable period for the prior year. This 15.0% decrease in our origination of mortgage refinancings compares favorably to the 26.9% decrease for total U.S. 1-to-4-family refinance mortgage originations for the period estimated in the July 12, 2006 Mortgage Finance Forecast of the MBA.

Our Total Refinance Mortgage Originations

	NYMC Total Refinance Mortgage Originations
	2005	2006	Percentage Change From Prior Year
	(dollar amounts in millions)
1st Quarter	$291.5	$265.6	(8.9)%
2nd Quarter	338.0	287.4	(15.0)%
3rd Quarter	432.4
4th Quarter	390.0
Full Year	$1,451.9

During the six and three months ended June 30, 2006, the yield curve has remained relatively flat and may, during the course of the year, remain flat or further flatten. The flattening of the yield curve is driven by increasing short-term interest rates without a corresponding increase in long-term interest rates. If the yield curve continues to flatten, this will likely cause higher warehouse borrowing costs for our mortgage banking operations as well as additional compression in our net interest margin at the REIT level.

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

Impairment of and Basis Adjustments on Securitized Financial Assets. As previously described herein, we regularly securitize our mortgage loans and retain the beneficial interests created. In addition, we may purchase such beneficial interests from third parties. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate. We recorded an impairment loss of $7.4 million during 2005 because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered. During the quarter ended March 31, 2006, these securities were sold which resulted in an additional loss of approximately $1.0 million, due to a decline in the value of such securities subsequent to the year end.

Loan Loss Reserves on Mortgage Loans. We evaluate a reserve for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held for sale and mortgage loans held in securitization trusts. The estimation involves the consideration of various credit-related factors including, but not limited to, current economic conditions, the credit diversification of the portfolio, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of our mortgage loans held for investment or held in the securitization trusts deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio. Two critical assumptions used in estimating the loan loss reserve are frequency and severity. Frequency is the assumed rate of default or the expected rate at which loans may go into foreclosure over the life of the loans. Severity represents the expected rate of realized loss upon disposition/resolution of the collateral that has gone into foreclosure. Based on the performance and credit characteristics of the loan portfolio as of June 30, 2006, management maintained a total loan loss reserve of $12,000.

Securitizations.  We create securitization entities as a means of either:

•	creating securities backed by mortgage loans which we will continue to hold and finance that will be more liquid than holding whole loan assets; or
•
securing long-term collateralized financing for our residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding our balance sheet.

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

New Accounting Pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes FIN 48 will have no impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” Effective at the beginning of the first quarter of 2006, the Company early adopted the newly issued statement and elected the fair value option to subsequently measure its mortgage servicing rights (“MSRs”). Under the fair value option, all changes in the fair value of MSRs are reported in the statement of operations. The initial implementation of SFAS 156 did not have a material impact on the Company’s financial statements.

 In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154 on January 1, 2006 did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. Management does not believe that SFAS 155 will have a material effect on the Company’s financial statements.

Overview of Performance

For the six and three months ended June 30, 2006, we reported a net loss of $1.6 million and net income of $0.2 million respectively, as compared to a net income of $0.5 million and $0.5 million for the comparable periods of 2005. Our revenues were driven largely from interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment) and gain on sale income from loan originations sold to third parties (our “mortgage lending” segment) during the period. The change in net income is attributed to a decrease in gain on sale revenues and a decrease in net interest income from our investment portfolio. Net income for the six months ended June 30, 2006 was further impacted by a $0.7 million loss on sale of securitized loans and a $1.0 million realized loss on the sale of impaired investment securities during the first quarter of 2006.

Summary of Operations and Key Performance Measurements

For the six months ended June 30, 2006, our net income was dependent upon our mortgage portfolio management operations and the net interest income (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio of mortgage loans held for investment, mortgage loans held in securitization trusts and residential mortgage-backed securities in our portfolio management segment.

The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the six months ended June 30, 2006:

	Amount	Average Outstanding Balance	Effective Rate
Interest Income Components:	($ in thousands)	($ in millions)
Interest Income
Investment securities and loans held in securitization trusts	$34,050	$1,349.3	5.03%
Amortization of premium	(998)	—	(0.15)%
Total interest income	$33,052	$1,349.3	4.88%
Interest Expense
Repurchase agreements	$30,645	$1,272.9	4.79%
Interest rate swaps and caps	(4,207)	—	(0.66)%
Total interest expense	$26,438	$1,272.9	4.13%
Net Interest Income	$6,614		0.75%

The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the three months ended June 30, 2006:

	Amount	Average Outstanding Balance	Effective Rate
Interest Income Components:	($ in thousands)	($ in millions)
Interest Income
Investment securities and loans held in securitization trusts	$16,109	$1,219.7	5.29%
Amortization of premium	(641)	—	(0.21)%
Total interest income	$15,468	$1,219.7	5.08%
Interest Expense
Repurchase agreements	$14,667	$1,138.0	5.10%
Interest rate swaps and caps	(2,308)	—	(0.80)%
Total interest expense	$12,359	$1,138.0	4.30%
Net Interest Income	$3,109		0.78%

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;
•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and
•	return on our mortgage asset investments and the related management of interest rate risk.

For the six and three months ended June 30, 2006, our net income was also dependent upon our mortgage lending operations and originations from our mortgage lending segment, which includes the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties. Our mortgage banking activities generate revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers. When we retain a portion of our loan originations for our investment portfolio, we do not realize the gain on sale premiums we would have otherwise recognized had these loans been sold to third parties and such loans retained on our balance sheet at cost. As a result, revenues in our mortgage banking segment are lower than if we sold the loans to third parties and the book value of these assets on our balance sheet, which are accounted for on a cost basis, may differ from their fair market value. We retained just $3.1 million and $0.0 million of the loans we originated during the six and three months ended June 30, 2006.

A breakdown of our loan originations for the six months ended June 30, 2006 is as follows:

Description	Number of Loans	Aggregate Principal Balance ($ in millions)	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size
Purchase mortgages	3,400	$802.1	59.2%	7.00%	$235,922
Refinancings	1,995	553.0	40.8%	6.82%	277,197
Total	5,395	$1,355.1	100.0%	6.93%	251,185
Adjustable rate or hybrid	1,954	$645.1	47.6%	6.77%	330,176
Fixed rate	3,441	710.0	52.4%	7.07%	206,329
Total	5,395	$1,355.1	100.0%	6.93%	251,185
Bankered	4,062	$940.4	69.4%	7.06%	231,525
Brokered	1,333	414.7	30.6%	6.62%	311,093
Total	5,395	$1,355.1	100.0%	6.93%	$251,185

A breakdown of our loan originations for the three months ended June 30, 2006 is as follows:

Description	Number of Loans	Aggregate Principal Balance ($ in millions)	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size
Purchase mortgages	1,900	$453.9	61.2%	7.07%	$238,929
Refinancings	985	287.4	38.8%	6.86%	291,754
Total	2,885	$741.3	100.0%	6.99%	256,964
Adjustable rate or hybrid	1,028	$354.0	47.8%	6.82%	344,415
Fixed rate	1,857	387.3	52.2%	7.14%	208,553
Total	2,885	$741.3	100.0%	6.99%	256,964
Bankered	2,154	$506.8	68.4%	7.11%	235,276
Brokered	731	234.5	31.6%	6.71%	320,872
Total	2,885	$741.3	100.0%	6.99%	$256,964

The key performance measures for our origination activities are:

•	dollar volume of mortgage loans originated;
•	relative cost of the loans originated;
•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and
•	return on our mortgage asset investments and the related management of interest rate risk.

Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Three Months Ended June 30, 2006 Financial Highlights:

•	Net income for the Company’s Mortgage Portfolio Management segment totaled $2.4 million.
•	Consolidated net income totaled $0.2 million.
•	Declared a second quarter 2006 cash dividend of $0.14 per common share payable on July 26, 2006 to stockholders of record as of July 6, 2006.

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

At June 30, 2006, we did not have any mortgage loans held for investment due to the New York Mortgage Trust 2006-1 (“NYMT 2006-1”) securitization transaction of $277.4 million of loans which occurred March 30, 2006 and there was no subsequent retention of originated loans for our investment portfolio. As this securitization was accounted for as a sale, any retained securities we own as a result of the securitization are held as an available for sale investment security.

During 2005, we securitized loan investments in three different securitizations:

•	New York Mortgage Trust 2005-1 (“NYMT 2005-1”), February 25, 2005; $419.0 million of loans
•	New York Mortgage Trust 2005-2 (“NYMT 2005-2), July 28, 2005; $242.9 million of loans
•	New York Mortgage Trust 2005-3 (“NYMT 2005-3), December 20, 2005; $235.0 million of loans

 The following table details Mortgage Loans Held in Securitization Trusts at June 30, 2006 (dollar amounts in thousands):

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held in Securitization Trusts	$685,956	5.19%	$690,502	6.15%

At June 30, 2006, mortgage loans held in securitization trusts totaled $690.5 million, or 44.1% of total assets as compared to $776.6 million at December 31, 2005. Of this mortgage loan investment portfolio, 100% are traditional or hybrid ARMs and 74.7% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

For loans held in securitizations accounted for as a financing, we are exposed to credit risk on the underlying mortgage loans.  The same is true for loans in a securitization accounted for as a sale and for which we own the most subordinate class of securities.  The following table sets forth the composition of our loans held in securitization trusts as of June 30, 2006.

Characteristics of Our Mortgage Loans Held in Securitization Trusts (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Mortgage loans held in securitization trusts	1,451	$685,956	$690,502
Mortgage loans sold in REMIC trusts	488	268,413	—
Total loans with credit risk exposure	1,939	$954,369	$690,502

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$503	$3,500	$25
Coupon Rate	5.47%	7.75%	3.00%
Gross Margin	2.37%	7.01%	1.13%
Lifetime Cap	11.10%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	346	357	313

Percentage
Arm Loan Type
Traditional ARMs	3.4%
2/1 Hybrid ARMs	3.8%
3/1 Hybrid ARMs	21.5%
5/1 Hybrid ARMs	69.6%
7/1 Hybrid ARMs	1.7%
Total	100.0%
Percent of ARM loans that are interest only	74.7%
Weighted average length of interest only period	7.8 years

Percentage
Traditional ARMs - Periodic Caps
None	55.5%
1%	14.5%
Over 1%	30.0%
Total	100.0%

Hybrid ARMs - Initial Cap	Percentage
3.00% or less	19.7%
3.01%-4.00%	7.4%
4.01%-5.00%	71.8%
5.01%-6.00%	1.1%
Total	100.0%

FICO Scores	Percentage
650 or less	3.9%
651 to 700	18.1%
701 to 750	34.3%
751 to 800	40.1%
801 and over	3.6%
Total	100.0%
Average FICO Score	736

Percentage
Loan to Value (LTV)
50% or less	9.7%
50.01%-60.00%	8.9%
60.01%-70.00%	28.4%
70.01%-80.00%	50.8%
80.01% and over	2.2%
Total	100.0%
Average LTV	69.4%

Percentage
Property Type
Single Family	54.2%
Condominium	21.2%
Cooperative	8.1%
Planned Unit Development	13.5%
Two to Four Family	3.0%
Total	100.0%

Percentage
Occupancy Status
Primary	86.0%
Secondary	9.8%
Investor	4.2%
Total	100.0%

Percentage
Documentation Type
Full Documentation	68.2%
Stated Income	21.6%
Stated Income/ Stated Assets	8.8%
No Documentation	0.9%
No Ratio	0.5%
Total	100.0%

Percentage
Loan Purpose
Purchase	57.4%
Cash out refinance	25.3%
Rate & term refinance	17.3%
Total	100.0%

Percentage
Geographic Distribution: 5% or more in any one state
NY	24.3%
MA	14.1%
CA	8.9%
Other (less than 5% individually)	52.7%
Total	100.0%

Delinquency Status

As of June 30, 2006, we had nine delinquent loans totaling $6.0 million categorized as mortgage loans held in securitization trusts as compared to four delinquent loans totaling $2.0 million at December 31, 2005. The table below shows delinquencies in our loan portfolio as of June 30, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	4	$2,114	0.31%
61-90	1	933	0.14%
90+	4	$2,920	0.43%

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

We establish an allowance for loan losses based on our estimate of credit losses inherent in the Company’s investment portfolio of residential loans held for investment. Our portfolio of mortgage loans held for investment is collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon management’s assessment of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors that management believes warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required and the potential for imprecision. As of June 30, 2006 and December 31, 2005 our allowance for loan losses totaled $12,000.

Investment Securities - Available for Sale. Our securities portfolio consists of agency securities or AAA-rated residential mortgage-backed securities. At June 30, 2006, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following table sets forth the credit characteristics of our securities portfolio as of June 30, 2006.

Characteristics of Our Investment Securities (dollar amounts in thousands):

	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC Floatings	FNMA/FHLMC/GNMA	$191,668	$191,199	29%	6.52%	6.70%
Private Label Floaters	AAA	29,310	29,222	4%	6.06%	6.21%
Agency ARMs	AAA	100,235	100,649	15%	6.09%	6.16%
Private Label ARMs	AAA	312,618	306,714	47%	4.82%	5.55%
NYMT Retained Securities	AAA-BBB	23,278	22,919	4%	5.66%	6.60%
NYMT Retained Securities	Below Investment Grade	2,772	1,971	1%	5.68%	17.21%
Total/Weighted Average		$659,881	$652,674	100%	5.60%	6.09%

The following table sets forth the interest rate repricing characteristics of our securities portfolio as of June 30, 2006 (dollar amounts in thousands):

Interest Rate Repricing	Carrying Value	% of Portfolio	Weighted Average Coupon
< 6 Months	$220,421	34%	6.46%
< 24 Months	52,839	8%	4.92%
< 60 Months	379,414	58%	5.20%
Total	$652,674	100%	5.60%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at June 30, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC Floaters	$191,199	6.70%	$—		$—	—	$191,199	6.70%
Private Label Floaters	29,222	6.21%	—	—	—	—	29,222	6.21%
Agency ARMs	—	—	—	—	100,649	6.16%	100,649	6.16%
Private Label ARMs	—	—	52,839	5.80%	230,764	5.48%	283,603	5.54%
NYMT Retained Securities	—	—	—	—	48,001	6.80%	48,001	6.80%
Total	$220,421	6.64%	$52,839	5.80%	$379,414	5.82%	$652,674	6.09%

Mortgage Lending Related Assets

Mortgage Loans Held for Sale. Mortgage loans that we have originated, but do not intend to hold for investment are held pending sale to investors are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $84.3 million at June 30, 2006 as compared to $108.3 million at December 31, 2005. We use warehouse lines of credit and loan aggregation facilities to finance our mortgage loans held for sale. The change in mortgage loans held for sale resulted from such factors as loan production, seasonality and our investor’s ability to purchase loans on a timely basis.

Due from Purchasers.  We had amounts due from loan purchasers totaling $76.1 million at June 30, 2006 as compared to $121.8 million at December 31, 2005. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end. The change is primarily due to such factors as loan production, seasonality and our investor’s ability to purchase loans on a timely basis.

Escrow Deposits - Pending Loan Closings.  We had escrow deposits pending loan closing of $1.4 million at June 30, 2006 as compared to $1.4 million at December 31, 2005. Escrow deposits pending loan closings are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

Non-Loan or Investment Assets

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $6.9 million at June 30, 2006 versus $9.1 million at December 31, 2005.

Prepaid and Other Assets.  Prepaid and other assets totaled $24.6 million as of June 30, 2006 versus $16.5 million at December 31, 2005. Prepaid and other assets as of June 30, 2006 consisted primarily of a deferred tax benefit of $14.7 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

Property and Equipment, Net - Property and equipment totaled $7.0 million as of June 30, 2006 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Mortgage Loans Held for Sale/for Investment. We had debt outstanding on our financing facilities that finance our mortgage loans held for sale and mortgage loans held for investment of $157.0 million at June 30, 2006 as compared to $225.2 million at December 31, 2005. As of June 30, 2006, the current weighted average borrowing rate on these financing facilities is 6.13%. The fluctuations in mortgage loans - held-for-sale and short-term borrowings was affected by lower loan origination volume and an increase in loans we have sold outright.

Financing Arrangements, Portfolio Investments. We have arrangements to enter into repurchase agreements, a form of collateralized borrowings, with 23 different financial institutions providing a total line capacity of $5.3 billion. As of June 30, 2006 and December 31, 2005, there were $1.0 billion and $1.2 billion, respectively, of outstanding borrowings under our repurchase agreements. Our repurchase agreements typically have terms of less than one year. As of June 30, 2006, the current weighted average interest rate on our borrowings under these financing facilities is 5.30%.

Collateralized Debt Obligations. The Company has issued collateralized debt obligations (or CDOs) through an “on balance sheet” securitization secured by ARM loans pledged as collateral. For financial recording purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. The transaction includes an amortizing interest rate cap contract with a notional amount of $209.9 at June 30, 2006 and a notional amount of $222.1 million at December 31, 2005 which is recorded as an asset of the Company. The interest rate cap limits the interest rate exposure on these transactions. As of June 30, 2006 and December 31, 2005, we have CDOs outstanding of $213.5 million and $228.2 million, respectively. As of June 30, 2006 the current weighted average interest rate on these CDOs was 5.69%. The CDOs are collateralized by ARM loans with a principal balance of $220.7 million.

Subordinated Debentures. As of June 30, 2006, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.25% at June 30, 2006). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of June 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	June 30, 2006	December 31, 2005
Derivative Assets:
Interest rate caps	$5,251	$3,340
Interest rate swaps	5,276	6,383
Eurodollar transaction	22	—
Interest rate lock commitments - loan commitments	—	123
Forward loan sale contracts - loan commitments	47	—
Forward loan sale contracts - mortgage loans held for sale	60	—
Forward loan sale contracts - TBA securities	243	—
Total derivative assets	$10,899	$9,846
Derivative Liabilities:
Forward loan sale contracts - loan commitments	—	(38)
Forward loan sale contracts - mortgage loans held for sale	—	(18)
Forward loan sale contracts - TBA securities	—	(324)
Interest rate lock commitments - loan commitments	(169)	—
Interest rate lock commitments - mortgage loans held for sale	(60)	(14)
Total derivative liabilities	$(229)	$(394)

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at June 30, 2006 was $89.8 million and included $1.0 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive income as compared to Stockholders’ equity at December 31, 2005 of $101.0 million.

Securitizations

For the three months ended June 30, 2006 we did not complete any securitizations. As previously reported on March 30, 2006, we completed the securitization of approximately $277.4 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. We accounted for this securitization as a non-recourse sale in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

 For the year ended December 31, 2005, we completed three securitization transactions in which we securitized $896.9 million of our residential mortgage loans into a series of multi-class adjustable rate securities. In the first two securitizations, we elected to retain 100% of the resultant securities and finance them through repurchase agreements. The creation of mortgage-backed securities of our mortgage loans in this manner provides an asset with better liquidity and longer-term financing at better rates as opposed to financing whole loans through warehouse lines. Beginning with our third securitization of self-originated mortgage loans in December 2005, $235 million of ARM loans were permanently financed through the issuance of securities to third parties. Because we did not retain all of the resultant securities as in prior securitizations, this securitization eliminated the risk of short-term financing (eliminating the asset to liability duration gap) and the mark-to-market pricing risk inherent in financing through repurchase agreements or warehouse lines of credit; as a result of this permanent financing, we are not subject to margin calls. We did not account for these securitizations as sales because the transactions are secured borrowings under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Prepayment Experience

For the six and three months ended June 30, 2006, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 19% and 20% respectively, as compared to 30% and 31% for the comparable periods of 2005 and 27% for the year ended December 31, 2005. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

•
Seasonality. Historically, according to the MBA, loan originations during November, December, January and February of each year are typically lower than during other months in the year due, in part, to inclement weather, fewer business days (due to holidays and the short month of February), and the fact that home buyers tend to purchase homes during the warmer months of the year. As a result, loan volumes tend to be lower in the first and fourth quarters of a year than in the second and third quarters.

•
Occasional spikes in volume resulting from isolated events. Mortgage lenders may experience spikes in loan origination volume from time to time due to non-recurring events or transactions, such as a large mass closing of a condominium project for which a bulk end-loan commitment was negotiated.

In its July 12, 2006 Mortgage Finance Forecast, the MBA estimated that closed loan originations in the industry remained static from 2004 to 2005. A decline in the overall volume of closed loan originations, which has been forecasted by the MBA for 2006, may have a negative effect on our loan origination volume and net income.

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

The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. In addition, the type of loan production is an important factor in recognizing gain on sale premiums. Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties. The following table summarizes our loan production for the quarters ended June 30, 2006, March 31, 2006 and each quarter of 2005.

	Number of	Aggregate Principal Balance	Percentage Of Total	Weighted Average	Average Principal	Weighted Average
	Loans	($ in millions)	Principal	Interest Rate	Balance	LTV	FICO
2006:
Second Quarter
ARM	1,021	$352.3	47.5%	6.83%	$345,116	72.2	711
Fixed-rate	1,687	358.4	48.4%	7.20%	212,443	75.2	713
Subtotal-non-FHA	2,708	710.7	95.9%	7.02%	262,465	73.7	712
FHA - ARM	7	1.7	0.2%	5.60%	242,250	95.8	608
FHA - fixed-rate	170	28.9	3.9%	6.32%	169,950	93.3	662
Subtotal - FHA	177	30.6	4.1%	6.28%	172,809	93.4	659
Total ARM	1,028	354.0	47.7%	6.82%	344,415	72.3	711
Total fixed-rate	1,857	387.3	52.3%	7.14%	208,553	76.5	709
Total Originations	2,885	$741.3	100.0%	6.99%	$256,964	74.5	710

Purchase mortgages	1,792	$434.7	58.7%	7.10%	$242,591	78.7	720
Refinancings	916	276.0	37.2%	6.88%	301,345	65.8	698
Subtotal-non-FHA	2,708	710.7	95.9%	7.02%	262,465	73.7	712
FHA - purchase	108	19.2	2.6%	6.23%	178,163	96.6	669
FHA - refinancings	69	11.4	1.5%	6.38%	164,429	88.0	642
Subtotal - FHA	177	30.6	4.1%	6.28%	172,809	93.4	659
Total purchase	1,900	453.9	61.3%	7.07%	238,929	79.4	718
Total refinancings	985	287.4	38.7%	6.86%	291,754	66.7	696
Total Originations	2,885	$741.3	100.0%	6.99%	$256,964	74.5	710

First Quarter
ARM	924	$290.6	47.4%	6.71%	$314,555	71.6	705
Fixed-rate	1,442	299.2	48.8%	7.06%	207,519	73.3	712
Subtotal-non-FHA	2,366	589.8	96.2%	6.89%	249,320	72.5	709
FHA - ARM	2	0.5	0.0%	5.57%	228,253	93.0	646
FHA - fixed-rate	142	23.5	3.8%	6.13%	165,161	92.7	650
Subtotal - FHA	144	24.0	3.8%	6.12%	166,037	92.7	650
Total ARM	926	291.1	47.4%	6.71%	314,369	71.7	705
Total fixed-rate	1,584	322.7	52.6%	6.99%	203,722	74.7	708
Total Originations	2,510	$613.8	100.0%	6.86%	$244,542	73.2	706

Purchase mortgages	1,430	$335.5	54.8%	6.94%	$234,600	77.2	722
Refinancings	936	254.3	41.4%	6.81%	271,809	66.2	692
Subtotal-non-FHA	2,366	589.8	96.2%	6.89%	249,320	72.5	709
FHA - purchase	70	12.7	2.0%	6.07%	181,325	96.4	655
FHA - refinancings	74	11.3	1.8%	6.17%	151,576	88.6	645
Subtotal - FHA	144	24.0	3.8%	6.12%	166,037	92.7	650
Total purchase	1,500	348.2	56.7%	6.91%	232,144	77.9	719
Total refinancings	1,010	265.6	43.3%	6.78%	263,000	67.1	690
Total Originations	2,510	$613.8	100.0%	6.86%	$244,542	73.2	706

2005:
Fourth Quarter
ARM	1,321	$452.5	55.0%	6.33%	$342,551	71.9	700
Fixed-rate	1,617	343.7	41.8%	6.79%	212,524	72.2	712
Subtotal-non-FHA	2,938	796.2	96.8%	6.53%	270,987	72.1	705
FHA - ARM	1	0.2	0.0%	5.80%	157,545	84.6	655
FHA - fixed-rate	194	26.5	3.2%	6.06%	136,820	93.5	639
Subtotal - FHA	195	26.7	3.2%	6.06%	136,927	93.4	639
Total ARM	1,322	452.7	55.0%	6.33%	342,411	72.0	700
Total fixed-rate	1,811	370.2	45.0%	6.74%	204,414	73.7	707
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Purchase mortgages	1,949	$426.8	51.9%	6.73%	$218,995	78.5	716
Refinancings	989	369.4	44.9%	6.29%	373,447	64.5	692
Subtotal-non-FHA	2,938	796.2	96.8%	6.53%	270,987	72.1	705
FHA - purchase	38	6.1	0.7%	6.40%	161,278	97.4	649
FHA - refinancings	157	20.6	2.5%	5.95%	131,033	92.1	636
Subtotal - FHA	195	26.7	3.2%	6.06%	136,927	93.4	639
Total purchase	1,987	432.9	52.6%	6.72%	217,891	78.8	715
Total refinancings	1,146	390.0	47.4%	6.28%	340,237	66.0	689
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Third Quarter
ARM	1,727	$513.3	51.2%	6.10%	$297,213	73.8	705
Fixed-rate	1,946	392.2	39.1%	6.43%	201,537	73.2	717
Subtotal-non-FHA	3,673	905.5	90.3%	6.25%	246,522	73.5	710
FHA - ARM	4	0.8	0.1%	5.80%	217,202	94.7	642
FHA - fixed-rate	700	95.9	9.6%	5.72%	136,954	92.9	633
Subtotal - FHA	704	96.7	9.7%	5.72%	137,410	93.0	633
Total ARM	1,731	514.1	51.3%	6.10%	297,028	73.8	705
Total fixed-rate	2,646	488.1	48.7%	6.29%	184,451	77.1	700
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Purchase mortgages	2,568	$558.1	55.7%	6.39%	$217,314	78.1	719
Refinancings	1,105	347.4	34.6%	6.01%	314,402	66.2	696
Subtotal-non-FHA	3,673	905.5	90.3%	6.25%	246,522	73.5	710
FHA - purchase	71	11.7	1.2%	6.05%	165,045	96.3	659
FHA - refinancings	633	85.0	8.5%	5.67%	134,310	92.5	630
Subtotal - FHA	704	96.7	9.7%	5.72%	137,410	93.0	633
Total purchase	2,639	569.8	56.9%	6.38%	215,908	78.5	718
Total refinancings	1,738	432.4	43.1%	5.94%	248,811	71.4	683
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Second Quarter
ARM	1,839	$537.9	57.2%	5.90%	$292,482	72.7	709
Fixed-rate	1,777	337.1	35.9%	6.47%	189,732	72.7	718
Subtotal-non-FHA	3,616	875.0	93.1%	6.12%	241,988	72.7	712
FHA - ARM	30	4.8	0.5%	5.34%	159,088	93.7	611
FHA - fixed-rate	449	59.9	6.4%	5.97%	133,408	92.6	624
Subtotal - FHA	479	64.7	6.9%	5.92%	135,016	92.7	623
Total ARM	1,869	542.7	57.7%	5.89%	290,341	72.8	708
Total fixed-rate	2,226	397.0	42.3%	6.39%	178,371	75.7	704
Total Originations	4,095	$939.7	100.0%	6.10%	$229,475	74.0	706

Purchase mortgages	2,652	$587.8	62.6%	6.21%	$221,657	76.4	720
Refinancings	964	287.2	30.5%	5.94%	297,918	65.1	695
Subtotal-non-FHA	3,616	875.0	93.1%	6.12%	241,988	72.7	712
FHA - purchase	85	13.9	1.5%	5.99%	163,693	96.3	644
FHA - refinancings	394	50.8	5.4%	5.91%	128,829	91.7	617
Subtotal - FHA	479	64.7	6.9%	5.92%	135,016	92.7	623
Total purchase	2,737	601.7	64.1%	6.20%	219,857	76.8	719
Total refinancings	1,358	338.0	35.9%	5.93%	248,860	69.1	684
Total Originations	4,095	$939.7	100.0%	6.10%	$228,973	74.0	706

First Quarter
ARM	1,313	$355.3	52.8%	5.61%	$270,603	72.7	708
Fixed-rate	1,274	247.8	36.9%	6.31%	194,541	71.4	719
Subtotal-non-FHA	2,587	603.1	89.7%	5.90%	233,145	72.2	712
FHA - ARM	59	9.5	1.4%	5.10%	160,093	93.8	648
FHA - fixed-rate	462	59.9	8.9%	5.85%	129,756	92.2	635
Subtotal - FHA	521	69.4	10.3%	5.75%	133,191	92.4	637
Total ARM	1,372	364.8	54.2%	5.60%	265,851	73.2	706
Total fixed-rate	1,736	307.7	45.8%	6.22%	177,299	75.5	703
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

Purchase mortgages	1,717	$365.9	54.4%	6.03%	$213,081	76.2	723
Refinancings	870	237.2	35.3%	5.69%	272,743	66.0	696
Subtotal-non-FHA	2,587	603.1	89.7%	5.90%	233,145	72.2	712
FHA - purchase	95	15.1	2.2%	5.66%	158,699	97.2	672
FHA - refinancings	426	54.3	8.1%	5.78%	127,503	91.0	627
Subtotal - FHA	521	69.4	10.3%	5.75%	133,191	92.4	637
Total purchase	1,812	381.0	56.6%	6.02%	210,230	77.0	721
Total refinancings	1,296	291.5	43.4%	5.71%	225,002	70.7	683
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

In addition to market trends affecting loan origination volume, loan origination volume and other operational and financial performance results were primarily dependent on the number of loan origination offices and our level of staffing at these offices. Our personnel costs are largely variable in that loan origination personnel are paid commissions on loan production volume and the related operations personnel costs are somewhat variable in terms of having flexibility to scale operations based on volume levels. Our staffing levels also have a high correlation to levels of expense for marketing and promotion expense, office supplies, data processing and travel and entertainment expenses. Likewise, the number of offices and branches that we operate has a high correlation to occupancy and equipment expense.

Results of Operations - Comparison of the Six and Three Months Ended June 30, 2006, and June 30, 2005

Net Income - Overview

Comparative Net Income

	For the Six Months Ended June 30,
	2006	2005	% Change
(dollar amounts in thousands except per share data)
Net (loss) income	$(1,618)	$509	(417.9)%
Earnings (loss) per share (basic)	$(0.09)	$0.03	(400.0)%
Earnings (loss) per share (diluted)	$(0.09)	$0.03	(400.0)%

	For the Three Months Ended June 30,
	2006	2005	% Change
(dollar amounts in thousands except per share data)
Net income	$178	$546	(67.4)%
Earnings per share (basic)	$0.01	$0.03	(66.7)%
Earnings per share (diluted)	$0.01	$0.03	(66.7)%

For the six and three months ended June 30, 2006, we reported a net loss of $1.6 million and net income of $0.2 million respectively, as compared to net income of $0.5 million and $0.5 million for the respective periods of 2005.  Our revenues are driven largely from interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment) and gain on sale income from loan originations sold to third parties (our “mortgage lending” segment) during the period.  The change in net income is attributed to a decrease in gain on sale income and net interest income from our investment portfolio.

Comparative Net Interest Income

	For the Six Months Ended June 30,
	2006	2005	% Change
(dollar amounts in thousands)
Interest income	$41,327	$36,786	12.3%
Interest expense	34,164	26,221	30.3%
Net interest income	$7,163	$10,565	(32.2)%

	For the Three Months Ended June 30,
	2006	2005	% Change
(dollar amounts in thousands)
Interest income	$18,701	$19,669	(4.9)%
Interest expense	15,885	14,531	9.3%
Net interest income	$2,816	$5,138	(45.2)%

Net interest income contributed $7.2 million, and $2.8 million to total revenues for the six and three months ended June 30, 2006 and 2005, respectively, as compared to net interest income of $10.6 million and $5.1 million for the respective periods of 2005. Net interest income for the six and three months ended June 30, 2006 as compared to same periods of 2005, is lower as a result of narrowed interest spreads resulting from short-term interest rates on our financing facilities rising more quickly than the long-term interest rates on our interest earning assets.

Non-interest related expenses were lower for the six and three months ended June 30, 2006, relative to the same periods of 2005, primarily as a result of a reduction in amortized compensation expense related to retention bonuses and performance stock grants issued in connection with our hiring and retention of former GRL branch employees in November 2004 and a reduction in support and back-office personnel. For the six and three months ended June 30, 2006, such expenses were $28.2 million and $14.0 million as compared to $33.1 million and $18.2 million for the respective periods of 2005.

Comparative Other Non-Interest Related Expense

	For the Six Months Ended June 30,
	2006	2005	% Change
(dollar amounts in thousands)
Other non-interest related expenses	$28,232	$33,144	(14.8)%

	For the Three Months Ended June 30,
	2006	2005	% Change
(dollar amounts in thousands)
Other non-interest related expenses	$13,949	$18,178	(23.3)%

Net Interest Income. The following table summarizes the changes in net interest income for the six and three months ended June 30:

Yields Earned on Mortgage Loans and Securities and Rates on Financial Arrangements
(dollar amounts in thousands unless otherwise noted)

	The Six Months Ended June 30, 2006			The Six Months Ended June 30, 2005
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($Millions)			($Millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$1,342.2	$34,050	5.03%	$1,358.1	$29,843	4.39%
Loans held for investment	—	—	—	147.5	3,605	4.89%
Loans held for sale	218.7	8,275	7.04%	304.6	6,100	4.97%
Amortization of net premium	6.0	(998)	(0.15)%	15.5	(2,762)	(0.41)%
Interest income	$1,566.9	$41,327	5.18%	$1,825.7	$36,786	4.23%

Interest Expense:
Investment securities and loans held in the securitization trusts	$1,272.9	$26,438	4.15%	$1,291.3	$19,339	3.00%
Loans held for investment	—	—	—	144.9	2.545	3.51%
Loans held for sale	213.8	5,947	5.60%	298.0	3,843	3.63%
Subordinated debentures	45.0	1,779	7.91%	14.9	494	6.65%
Interest expense	$1,531.7	$34,164	4.47%	$1,749.1	$26,221	3.18%
Net interest income	$35.2	$7,163	0.71%	$76.6	$10,565	1.05%

	The Three Months Ended June 30, 2006			The Three Months Ended June 30, 2005
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($Millions)			($Millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$1,211.8	$16,109	5.29%	$1,427.4	$15,795	4.44%
Loans held for investment	—	—	—	147.0	1,944	5.20%
Loans held for sale	179.2	3,233	7.22%	383.7	3,507	5.35%
Amortization of net premium	6.1	(641)	(0.21)%	15.8	(1,577)	(0.44)%
Interest income	$1,397.1	$18,701	5.36%	$1,973.9	$19,669	4.35%

Interest Expense:
Investment securities and loans held in the securitization trusts	$1,138.0	$12,359	4.30%	$1,365.4	$10,719	3.14%
Loans held for investment	—	—	—	143.5	1.401	3.90%
Loans held for sale	175.6	2,632	5.78%	376.0	1,995	3.89%
Subordinated debentures	45.0	894	7.95%	25.0	416	6.66%
Interest expense	$1,358.6	$15,885	4.61%	$1,909.9	$14,531	3.39%
Net interest income	$38.5	$2,816	0.75%	$64.0	$5,138	0.96%

For our portfolio investments of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread for each quarter since we began our portfolio investment activities is as follows:

As of the Quarter Ended	Average Interest Earning Assets ($ millions)	Historical Weighted Average Coupon	Yield on Interest Earning Assets	Cost of Funds Net of Hedging	Net Interest Spread
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Gain on Sales of Mortgage Loans. The following tables summarize the gain on sales of mortgage loans for each of the six and three month periods ended June 30, 2006 and 2005:

Gain on Sales of Mortgage Loans
For the Six Months Ended June 30,
(dollar amounts in thousands)

Originations	2006	2005	% Change
Total bankered loan volume	$940,456	$1,336,564	(29.6)%
Total bankered loan volume - units	4,062	6,111	(33.5)%

Bankered originations retained for securitization	$69,739	$303,289	(77.0)%
Bankered originations retained for securitization - units	134	726	(81.5)%

Net bankered loan volume	$870,717	$1,033,274	(15.7)%
Net bankered loan volume - units	3,928	5,385	(27.1)%

Shipped
Total bankered loan volume	$964,400	$1,332,761	(27.6)%
Total bankered loan volume - units	4,099	5,785	(29.1)%

Bankered originations retained for securitization	$69,739	$303,289	(77.0)%
Bankered originations retained for securitization - units	134	373	(64.1)%

Net bankered loan volume	$894,661	$1,029,472	(13.1)%
Net bankered loan volume - units	3,965	5,412	(26.7)%

Gain on sales of mortgage loans	$10,051	$12,649	(20.5)%
Average gain on sale premium	1.38%	2.19%	(37.0)%

Gain on Sales of Mortgage Loans
For the Three Months Ended June 30,
(dollar amounts in thousands)

Originations	2006	2005	% Change
Total bankered loan volume	$506,784	$773,403	(34.5)%
Total bankered loan volume - units	2,154	3,466	(37.9)%

Bankered originations retained for securitization	$—	$166,896	(100.0)%
Bankered originations retained for securitization - units	—	373	(100.0)%

Net bankered loan volume	$506,784	$606,507	(16.4)%
Net bankered loan volume - units	2,154	3,093	(30.4)%

Shipped
Total bankered loan volume	$536,711	$783,769	(31.5)%
Total bankered loan volume - units	4,099	3,481	(37.8)%

Bankered originations retained for securitization	$—	$166,896	(100.0)%
Bankered originations retained for securitization - units	—	373	(100.0)%

Net bankered loan volume	$506,784	$616,873	(17.8)%
Net bankered loan volume - units	2,165	3,108	(30.3)%

Gain on sales of mortgage loans	$5,981	$8,328	(28.2)%
Average gain on sale premium	1.33%	2.06%	(35.4)%

The decrease in bankered loan volumes during the periods was due to decreased industry-wide loan origination volume, partially in response to increased interest rates relative to the prior comparable period.

While bankered loan volumes have decreased, the gain on sales of mortgage loans have also decreased due to lower net market spreads as a result of lower premiums when sold to third parties.

Brokered Loan Fees. The following tables summarize brokered loan volume, fees and related expenses for the six and three month periods ended June 30, 2006 and 2005:

Brokered Loan Fees and Brokered Loan Expense

(dollar amounts in thousands)	For The Six Months Ended June 30,
	2006	2005	% Change
Total brokered loan volume	$414,686	$275,676	50.4%
Total brokered loan volume - units	1,333	1,092	22.1%

Brokered loan fees	$6,270	$4,534	38.3%
Brokered loan expenses	$4,935	$4,206	17.3%

(dollar amounts in thousands)	For the Three Months Ended June 30
	2006	2005	% Change
Total brokered loan volume	$234,558	$166,298	41.0%
Total brokered loan volume - units	731	629	16.2%

Brokered loan fees	$3,493	$2,534	37.8%
Brokered loan expenses	$2,767	$2,686	3.0%

The increase in brokered loan volume for the six and three month periods ended June 30, 2006 relative to the comparable periods of the prior year, is due to higher originations of loan product offerings which the Company does not banker either due to the product’s higher credit risk profile (for example, sub-prime loans and option ARM loans) or other characteristics of the brokered production which preclude bankering the loan. The increase in brokered loan fees and expenses are consistent with the related increase in brokered loan volume.

Gain on sale of securities and related hedges. During the six and three month periods ended June 30, 2006, we had no gains on the sale of securities and related hedges as compared to $0.9 million and $0.5 million for the respective periods of 2005.

Loss on sale of current period securitized loans. During the six month period ended June 30, 2006, the Company recognized a loss of $0.7 million on the NYMT-2006-1 securitization of residential mortgage loans.  There was no such transaction during the six and three month periods ended June 30, 2005.

Realized loss on investment securities. During the six and three month periods ended June 30, 2006, the Company recognized $1.0 million and $0.0 million, respectively in realized losses on the sale of impaired investment securities. There was no such transaction during the six and three month periods ended June 30, 2005.

Expenses

Most of our expenses are directly correlated to our staffing levels and our number of offices:

(dollar amounts in millions)	As of June 30,
	2006	2005	% Change
Loan officers	403	385	4.7%
Other employees	324	472	(31.4)%
Total employees	727	857	(15.2)%

Number of sales locations	51	62	(17.7)%

	For the Six Months Ended June 30,
	2006	2005	% Change
Salaries and benefits	$12.3	$16.6	(25.9)%
Occupancy and equipment	2.6	3.7	(29.7)%
Marketing and promotion	1.2	2.6	(53.8)%
Data processing and communications	1.4	1.2	16.7%
Office supplies and expenses	1.0	1.3	(23.1)%
Travel and entertainment	0.3	0.4	(25.0)%
Depreciation and amortization	1.1	0.8	37.5%

(dollar amounts in millions)	As of June 30,
	2006	2005	% Change
Loan officers	403	385	4.7%
Other employees	324	472	(31.4)%
Total employees	727	857	(15.2)%

Number of sales locations	51	62	(17.7)%

	For the Three Months Ended June 30,
	2006	2005	% Change
Salaries and benefits	$6.0	$9.4	(36.2)%
Occupancy and equipment	1.3	1.6	(18.8)%
Marketing and promotion	0.4	1.2	(66.7)%
Data processing and communications	0.8	0.7	14.3%
Office supplies and expenses	0.4	0.7	(42.9)%
Travel and entertainment	0.1	0.2	(50.0)%
Depreciation and amortization	0.5	0.4	25.0%

Except as noted below, the category percentage changes noted above also have a trend correlation to the 15.9% and 21.1% decreases in loan origination volume exhibited for the six and three month periods ended June 30, 2006 relative the comparable periods of 2005.

Salaries and Benefits. During the six and three month periods ended June 30, 2006, we had salaries and benefits expense of $12.3 million and $6.0 million, respectively, as compared to $16.6 million and $9.4 million for the comparable periods of 2005, a decrease of 25.9% and 36.2%, respectively. The decrease was primarily due to a reduction in employee head count and reduction in benefits costs.

 Occupancy and Equipment. During the six and three month periods ended June 30, 2006, we had occupancy and equipment expense of $2.6 million and $1.3, respectively as compared to $3.7 million and $1.6 million for the comparable periods of 2005, a decrease of 29.7% and 18.8%, respectively. The decrease was primarily due to a non-cash charge-off of $0.8 million in the first quarter of 2005 related to our sublet of our former headquarters at terms below our contractual obligations for the premises.

Marketing and Promotion. During the six and three month periods ended June 30, 2006, we had marketing and promotion expense of $1.2 million and $0.4 million, respectively as compared to $2.6 million and $1.2 million for the comparable periods of 2005, a decrease of 53.8% and 66.7%, respectively. For the six and three month periods ended June 30, 2005, marketing and promotion expenses were higher relative to the same period of 2006 in order to promote newly-opened loan origination offices and the corresponding hiring of additional loan origination personnel, particularly related to our acquisition of the GRL branches in mid-November 2004.

Data Processing and Communications. During the six and three month periods ended June 30, 2006, we had data processing and communications expense of $1.4 million and $0.8 million, respectively, as compared to $1.2 million and $0.7 million for the comparable periods of 2005, an increase of 16.7% and 14.3%, respectively. The increase was primarily due to increased expenditures for upgrading hardware for our new loan operating system and hardware and software purchases to enhance computer security during 2006.

Travel and Entertainment. During the six and three month periods ended June 30, 2006, we had travel and entertainment expense of $0.3 and $0.1, respectively, as compared to $0.4 and $0.2 for the comparable periods of 2005, a decrease of 25.0% and 50.0%, respectively. The decrease was due to the additional cost of a separate corporate travel function to reward the top producers of our newly acquired GRL personnel in the first quarter of 2005.

Professional Fees Expense. During the six and three month periods ended June 30, 2006, we had professional fees expense of $2.5 million and $1.3 million, respectively as compared to $1.8 million and $1.1 million for the comparable periods of 2005, an increase of 38.9% and 18.2%, respectively. This increase was primarily due to increases in association dues, professional costs related to compliance with the Sarbanes-Oxley Act of 2002 and increases in accounting and tax services.

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

We believe our existing cash balances and funds available under our credit facilities and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed these on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash in most circumstances. We do, however, expect to expand our mortgage origination operations and may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that expansion. At June 30, 2006, we had no commitments for any additional financings, and we cannot ensure that we will be able to obtain any future additional financing at the times required and on terms and conditions acceptable to us.

To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity, at June 30, 2006, was 16 to 1. We, and the providers of our finance facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at June 30, 2006 as a form of equity which would result in an adjusted leverage ratio of 10 to 1.

Under our warehouse facilities, we have arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions with total borrowing capacity of $5.3 billion; as of June 30, 2006 we had borrowed from seven of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2006 we had $1.0 billion in outstanding repurchase agreements under our warehouse facilities. Under these repurchase agreements the financial institutions lend money versus the market value of our mortgage-backed securities portfolio, and, accordingly, an increase in interest rates can have a negative impact on the valuation of these securities, resulting in a potential margin call from the financial institution. We monitor the market valuation fluctuation as well as other liquidity needs to ensure there is adequate collateral available to meet any additional margin calls or liquidity requirements.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At June 30, 2006 we had $672.0 million in interest rate swaps outstanding with five different financial institutions. The weighted average maturity of the swaps was 391 days at June 30, 2006. The impact of the interest rate swaps extends the maturity of the repurchase agreements to one year.

To originate a mortgage loan, we may draw against a $200.0 million master repurchase facility with Credit Suisse Capital, LLC, or CSFB, a master repurchase facility with Greenwich Capital for $250 million and a $300 million facility with Deutsche Bank Structured Products, Inc. Under these agreements, the counterparty provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus a spread (starting at 0.625%) that varies depending on the types of mortgage loans securing these facilities. Advances under these facilities are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. These facilities are not committed facilities and may be terminated at any time at the discretion of the counterparties. As of June 30, 2006 there was no outstanding balance on the Greenwich facility, the outstanding on the Deutsche Bank facility was $54.6 million, and the balance of the CSFB facility was $102.4 million with the maximum aggregate amount available for additional borrowings of $593.0 million.

The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 15 to 1 in the case of the CSFB facility, 20 to 1 in the case of the Greenwich Capital facility and 15 to 1 in the case of Deutsche Bank, as well as to comply with applicable regulatory and investor requirements. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of June 30, 2006, the Company was in compliance with all covenants with the exception of the net income covenant on the CSFB and Deutsche Bank facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

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

As of June 30, 2006, our aggregate warehouse and repurchase facility borrowings under these facilities were $157.0 million and $1.0 billion, respectively, at an average interest rate of approximately 5.41%.

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

Based on the results of this model, as of June 30, 2006, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 35-40 basis points as compared to our base line projections over the next year.  Net interest spread is net interest income (gross interest income less amortization) less net interest expense (interest expense adjusted for hedging income or expense).

The following tables set forth information about financial instruments (dollar amounts in thousands):
	As of June 30, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$659,881	$652,674	$652,674
Mortgage loans held in the securitization trusts	685,956	690,502	683,110
Mortgage loans held for sale	84,171	84,327	84,457
Commitments and contingencies:
Interest rate lock commitments	244,100	(229)	(229)
Forward loan sales contracts	177,744	350	350
Interest rate swaps	672,000	5,276	5,276
Interest rate caps	1,694,758	5,251	5,251
Eurodollar transaction	53,000	22	22

	As of December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	201,771	(380)	(380)
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,858,860	3,340	3,340

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

Our hedging transactions using derivative instruments also involve certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. The counterparties to our derivative arrangements are major financial institutions and securities dealers that are well capitalized with high credit ratings and with which we may also have other financial relationships. While we do not anticipate nonperformance by any counterparty, we are exposed to potential credit losses in the event the counterparty fails to perform. Our exposure to credit risk in the event of default by counterparty is the difference between the value of the contract and the current market price. There can be no assurance that we will be able to adequately protect against the forgoing risks and will ultimately realize an economic benefit that exceeds the related expenses incurred in connection with engaging in such hedging strategies.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years - a measure commonly referred to as “duration”. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of June 30, 2006. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of June 30, 2006.

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

Net Portfolio Duration
As of June 30, 2006
Basis point increase
	Base	+100	+200
Mortgage Portfolio	1.23 years	1.55 years	1.66 years
Borrowings (including hedges)	0.45 years	0.45 years	0.45 years
Net	0.78 years	1.10 years	1.21 years

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

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to fund operations and meet commitments on a timely and cost-effective basis. Our principal sources of liquidity are the repurchase agreement market, completion of securitizations, the issuance of CDOs, whole loan financing facilities as well as principal and interest payments from ARM Assets. We believe that our liquidity level is in excess of that necessary to satisfy our operating requirements and we expect to continue to use diverse funding sources to maintain our financial flexibility.

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

For the six and three months ended June 30, 2006, our mortgage assets paid down at an approximate average annualized CPR of 19% and 20% respectively, as compared to 30% and 31% for the comparable periods on 2005 and 27% for the year ended December 31, 2005. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

		Number of Shares
Directors	Term Expires in:	For	Withheld
David A. Akre	2007	14,978,219	286,583
David R. Bock	2007	14,497,688	467,688
Alan L. Hainey	2007	14,496,714	468,088
Steven G. Norcutt	2007	14,497,114	467,688
Mary Dwyer Pembroke	2007	14,497,164	467,638
Steven B. Schnall	2007	14,317,221	647,581
Jerome F. Sherman	2007	14,493,714	471,088
Thomas W. White	2007	14,493,554	471,248

Stockholders also ratified and approved the appointment of Deloitte & Touche LLP as the Company’s independent registered pubic accounting firm for the fiscal year ending December 31, 2006: 14,751,589 shares voted in favor; 186,174 shares voted against and 27,093 shares abstained

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

10.119	Amendment No. 10 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of August 4, 2006.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2006

/s/ Steven B. Schnall
Steven B. Schnall
Chairman, President and Co-Chief Executive Officer

Date: August 9, 2006

/s/ David A. Akre
David A. Akre
Vice Chairman and Co-Chief Executive Officer

Date: August 9, 2006

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

10.119	Amendment No. 10 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of August 4, 2006.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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