Form 10-Q
period 2006-09-30
NEW YORK MORTGAGE TRUST INC
filed 2006-11-09
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q
______________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-32216

______________

NEW YORK MORTGAGE TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-0934168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 Avenue of the Americas, New York, New York 10019
(Address of Principal Executive Office) (Zip Code)

(212) 634-9400
(Registrant’s Telephone Number, Including Area Code)

______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filers” and “large accelerated filers” in Rule 12b-2 of the Exchange Act. (Check one.):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on November 1, 2006 was 18,077,160.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

Page

Part I. Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Forward Looking Statement Effects	37
General	38
Strategic Overview	38
Description of Business	40
Known Material Trends and Commentary	41
Significance of Estimates and Critical Accounting Policies	43
Overview of Performance	45
Summary of Operations and Key Performance Measurements	45
Financial Highlights for the Third Quarter of 2006	47
Results of Operations and Financial Condition	60
Off-Balance Sheet Arrangements	65
Liquidity and Capital Resources	66
Inflation	68
Item 3. Quantitative and Qualitative Disclosures about Market Risk	68
Interest Rate Risk	69
Credit Spread Exposure	72
Fair Values	72
Item 4. Controls and Procedures	76
Part II. Other Information
Item 1. Legal Proceedings	77
Item 5. Other Information	77
Item 6. Exhibits	77
Signatures	79

PART I: FINANCIAL INFORMATION

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(dollar amounts in thousands)
	(unaudited)
ASSETS
Cash and cash equivalents	$6,879	$9,056
Restricted cash	1,979	5,468
Investment securities - available for sale	523,969	716,482
Due from loan purchasers	132,950	121,813
Escrow deposits - pending loan closings	1,622	1,434
Accounts and accrued interest receivable	9,256	14,866
Mortgage loans held for sale	109,197	108,271
Mortgage loans held in securitization trusts	628,625	776,610
Mortgage loans held for investment	—	4,060
Prepaid and other assets	27,118	16,505
Derivative assets	3,402	9,846
Property and equipment, net	6,838	6,882
Total Assets	$1,451,835	$1,791,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$886,956	$1,166,499
Financing arrangements, loans held for sale/for investment	208,285	225,186
Collateralized debt obligations	203,550	228,226
Due to loan purchasers	11,677	1,652
Accounts payable and accrued expenses	14,736	22,794
Subordinated debentures	45,000	45,000
Derivative liabilities	686	394
Other liabilities	202	584
Total liabilities	1,371,092	1,690,335
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 18,327,371 shares issued and 18,077,160 outstanding at September 30, 2006 and 18,258,221 shares issued and 17,984,843 outstanding at December 31, 2005	183	183
Additional paid-in capital	100,324	107,573
Accumulated other comprehensive (loss)/income	(5,570)	1,910
Accumulated deficit	(14,194)	(8,708)
Total stockholders’ equity	80,743	100,958
Total Liabilities and Stockholders’ Equity	$1,451,835	$1,791,293

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(amounts in thousands, except per share data)
	(unaudited)
Revenue:
Interest income:
Investment securities and loans held in securitization trusts	$50,050	$40,523	$16,998	$13,442
Loans held for investment	—	5,388	—	1,783
Loans held for sale	12,155	10,573	3,880	4,473
Total interest income	62,205	56,484	20,878	19,698
Interest expense:
Investment securities and loans held in securitization trusts	42,320	30,090	15,882	10,751
Loans held for investment	—	3,911	—	1,366
Loans held for sale	9,284	7,284	3,337	3,441
Subordinated debentures	2,656	1,095	877	601
Total interest expense	54,260	42,380	20,096	16,159
Net interest income	7,945	14,104	782	3,539
Other Income (Expense):
Gain on sales of mortgage loans	14,362	21,634	4,311	8,985
Loan losses	(4,077)	—	(4,077)	—
Brokered loan fees	8,672	7,181	2,402	2,647
Loss on sale of current period securitized loans	(747)	—	—	—
(Loss) gain on sale of securities and related hedges	(529)	2,207	440	1,286
Miscellaneous income	310	195	43	91
Total other income	17,991	31,217	3,119	13,009
Expenses:
Salaries and benefits	17,720	23,875	5,378	7,302
Brokered loan expenses	6,609	5,689	1,674	1,483
Occupancy and equipment	3,871	4,981	1,256	1,265
Marketing and promotion	1,643	3,900	427	1,310
Data processing and communications	1,938	1,807	524	618
Office supplies and expenses	1,464	1,909	426	651
Professional fees	3,329	2,812	798	966
Travel and entertainment	409	707	126	261
Depreciation and amortization	1,625	1,069	539	302
Other	1,308	1,084	536	531
Total expenses	39,916	47,833	11,684	14,689
(Loss) Income Before Income Tax Benefit	(13,980)	(2,512)	(7,783)	1,859
Income tax benefit	8,494	5,880	3,915	1,000
Net (Loss) Income	$(5,486)	$3,368	$(3,868)	$2,859
Basic (loss) income per share	$(0.31)	$0.19	$(0.21)	$0.16
Diluted (loss) income per share	$(0.31)	$0.19	$(0.21)	$0.16
Weighted average shares outstanding - basic	17,975	17,855	18,025	17,958
Weighted average shares outstanding - diluted	17,975	18,121	18,025	18,242

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2006
	Common Stock	Additional Paid-In Capital	Stockholders’ Deficit	Accumulated Other Comprehensive (Loss)/Income	Comprehensive (Loss)/Income	Total
	(dollar amounts in thousands)
	(unaudited)
Balance, January 1, 2006 - Stockholders’ Equity	$183	$107,573	$(8,708)	$1,910	—	$100,958
Net loss	—	—	(5,486)	—	$(5,486)	(5,486)
Dividends declared	—	(7,679)	—	—	—	(7,679)
Repurchase of common stock	(1)	(299)	—	—	—	(300)
Vested restricted stock	1	825	—	—	—	826
Vested performance shares	—	165	—	—	—	165
Forfeited performance shares	—	(258)	—	—	—	(258)
Vested stock options	—	25	—	—	—	25
Forfeited stock options	—	(28)	—	—	—	(28)
Decrease in net unrealized gain on available for sale securities	—	—	—	(854)	(854)	(854)
Decrease in net unrealized gain on derivative instruments	—	—	—	(6,626)	(6,626)	(6,626)
Comprehensive loss	—	—	—	—	$(12,966)	—
Balance, September 30, 2006 - Stockholders’ Equity	$183	$100,324	$(14,194)	$(5,570)		$80,743

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2006	2005

	(dollar amounts in thousands)
	(unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(5,486)	$3,368
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,625	1,069
Amortization of premium on investment securities and mortgage loans	1,962	4,880
Loss on sale of current period securitized loans	747	—
Loss (gain) on sale of securities and related hedges	529	(2,207)
Purchase of mortgage loans held for sale	(222,907)	—
Origination of mortgage loans held for sale	(1,402,457)	(1,723,917)
Proceeds from sales of mortgage loans	1,621,438	1,689,574
Restricted stock compensation expense	734	1,823
Stock option grants - compensation expense	(3)	34
Deferred tax benefit	(8,494)	(5,880)
Change in value of derivatives	110	(1,349)
Loan losses	3,289	—
Minority interest expense	(30)	—
(Increase) decrease in operating assets:
Due from loan purchasers	(11,137)	(63,717)
Escrow deposits - pending loan closings	(188)	4,303
Accounts and accrued interest receivable	5,610	(473)
Prepaid and other assets	(3,036)	(793)
Increase (decrease) in operating liabilities:
Due to loan purchasers	8,875	1,257
Accounts payable and accrued expenses	(6,802)	(583)
Other liabilities	(382)	(16)
Net cash used in operating activities	(16,003)	(92,627)

Cash Flows from Investing Activities:
Restricted cash	3,489	1,896
Purchase of investment securities	(388,398)	(148,150)
Purchase of mortgage loans held in securitization trusts	—	(167,874)
Principal repayments received on mortgage loans held in securitization trusts	151,450	77,721
Proceeds from sale of investment securities	452,780	223,813
Origination of mortgage loans held for investment	—	(456,028)
Principal paydown on investment securities	126,203	320,540
Payments received on loans held for investment	—	8,935
Purchases of property and equipment	(1,373)	(2,724)
Net cash provided by (used in) investing activities	344,151	(141,871)

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	For the Nine Months Ended September 30,
	2006	2005

	(dollar amounts in thousands)
	(unaudited)
Cash Flows from Financing Activities:
Repurchase of common stock	(300)	—
Change in financing arrangements, net	(321,120)	206,618
Dividends paid	(8,947)	(13,431)
Issuance of subordinated debentures	—	45,000
Capital contributions from minority interest member	42	—
Net cash (used in) provided by financing activities	(330,325)	238,187

Net (Decrease) Increase in Cash and Cash Equivalents	(2,177)	3,689
Cash and Cash Equivalents - Beginning of Period	9,056	7,613
Cash and Cash Equivalents - End of Period	$6,879	$11,302

Supplemental Disclosure
Cash paid for interest	$68,398	$65,716

Non Cash Financing Activities
Dividends declared to be paid in subsequent period	$2,566	$3,826

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully-integrated, self-advised, residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and hybrid and adjustable-rate mortgage loans and securities originated through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”), or acquired from third parties. The Company also earns net interest income from its investment in and the securitization of certain adjustable rate mortgage loans that meet the Company’s investment criteria. The Company is licensed, or exempt from licensing, in 44 states and the District of Columbia, with 27 full-service offices and 23 satellite locations that are licensed or pending state license approval. NYMC originates a wide range of mortgage loans, with a primary focus on prime, residential mortgage loans.

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

On January 9, 2004, the Company capitalized New York Mortgage Funding, LLC (“NYMF”) as a wholly-owned subsidiary of the Company. NYMF is a qualified REIT subsidiary, or (“QRS”), in which the Company accumulates mortgage loans that the Company intends to securitize.

In June 2006, operations began in the joint venture, Settlement Services of America, LLC (“SSA”), a Delaware limited liability company. SSA’s primary purpose is to operate and manage a title agency that performs core title agent services such as evaluating searches to determine issuability of title, clearing underwriting objections, issuance of title policies on behalf of title insurance companies and where customary, issue title commitments and conduct title searches. SSA is owned 80% by NYMC and 20% by Title Abstract Company of PA, a wholly owned subsidiary of Title Alliance, Ltd. Due to the Company's exercising control over the operations of SSA, their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

In August 2006, operations began in the joint venture, New England Settlement Services, LLC (“NESS”), a Delaware limited liability company. NESS’s primary purpose is to operate and manage a title agency that performs, among other functions, core title agent services, including the evaluation of searches to determine the insurability of title, the clearance of underwriting objections, the actual issuance of policies on behalf of title insurance companies and, where customary, the issuance of title commitments and the conducting of title searches. NESS is owned 55% by NYMC and 45% by SILMA, LLC, an affiliate of Liberty Title & Escrow Company. Due to the Company's exercising control over the operations of NESS, their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to current period classifications, including the reclassification of $5.4 million and $1.8 million of Interest income - Investment securities and loans held in securitization trusts, for the nine and three months ended September 30, 2005 respectively, to Interest income - Loans held for investment. In addition, there was a reclassification of $3.9 million and $1.4 million of Interest expense - Investment securities and loans held in securitization trusts, for the nine and three months ended September 30, 2005 respectively, to Interest expense - Loans held for investments. All intercompany transactions and balances have been eliminated.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1.	Summary of Significant Accounting Policies - (continued)

Concurrent with the closing of the Company’s initial public offering (“IPO”), 100,000 of the 2,750,000 shares exchanged for the equity interests of NYMC, were placed in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against Steven B. Schnall, the Company’s Chairman, President and Co-Chief Executive Officer, Joseph V. Fierro, the Chief Operating Officer of NYMC, and each of their affiliates, as the contributors of NYMC, for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $493,000 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC amended the escrow agreement to extend the escrow period to December 31, 2005 for the remaining 52,320 shares. On or about December 31, 2005, the escrow period was extended for an additional year to December 31, 2006. During the three month period ended September 30, 2006 the Company concluded that all indemnification claims related to the escrowed shares are finally determined and that no additional losses were incurred by the Company as a result of defaults on any residential mortgage loans originated by NYMC and closed prior completion of the IPO and thereby concluded that no further indemnification was necessary. The remaining 52,320 shares were released from escrow and returned to the contributors.

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

Restricted Cash - Restricted cash is held by counterparties as collateral for hedging instruments and two letters of credit related to the Company’s lease of its corporate headquarters. In addition, the Company includes in restricted cash payments from prospective borrowers as required by certain States until a transaction is consummated.

Investment Securities Available for Sale - The Company’s investment securities are residential mortgage-backed securities comprised of Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”) and “AAA”-rated adjustable-rate securities, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities and related hedges. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies - (continued)

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

As of December 31, 2005, management concluded that the decline in value of certain of the available for sale securities was other-than-temporary based on the intent of the Company to potentially sell such securities rather than retain them for a time sufficient to allow for anticipated recovery in market value. Accordingly, the cost basis of those securities of $395.7 million was written down to fair value and an unrealized loss of $7.4 million was transferred from accumulated other comprehensive income as an impairment loss on investment securities during the year ended December 31, 2005. During the quarter ended March 31, 2006, these securities were sold, which resulted in an additional loss of approximately $1.0 million due to a decline in the value of such securities subsequent to the year end.

The Company recognizes interest income from its investments in subordinated interests (other than beneficial interests of high quality, sufficiently collateralized to ensure that the possibility of credit loss is remote, or that cannot contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment) in accordance with Emerging Issues Task Force Consensus 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Accordingly, on a quarterly basis, when there are significant changes in estimated cash flows from the cash flows previously estimated (typically due to actual prepayment and credit loss experience), the Company calculates a revised yield based on the current cost of the investment and the revised cash flows. The revised yield is then applied prospectively to recognize interest income. If newly estimated cash flows are lower than the cash flows previously estimated on a present value basis (adjusted for cash receipts during the intervening period), the security is written down to fair value with the resulting charge being realized in income and a new cost basis is established.

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

Mortgage Loans Held for Sale - Mortgage loans held for sale represent originated mortgage loans held for sale to third party investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or market value. Market value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on an aggregate loan basis, less an estimate of the costs to close the loan, and the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold. At September 30, 2006, the Company incurred a charge of $1.7 million related to specific loans that have been deemed permanently impaired and have adjusted these loans to their respective fair values. (See Loan Losses below).

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1.	Summary of Significant Accounting Policies - (continued)

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain ARM loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are recorded at amortized cost, using the same accounting principles as those used for mortgage loans held for investment. Currently the Company has retained 100% of the securities issued by New York Mortgage Trust 2005-1 and the New York Mortgage Trust 2005-2 and the securities have been financed as a secured borrowing under repurchase agreements. For our third securitization, New York Mortgage Trust 2005-03, we sold investment grade securities to third parties, which are recorded as collateralized debt obligations on the accompanying consolidated balance sheet. For our fourth securitization, the Company sold residential mortgage loans of $277.4 million to New York Mortgage Trust 2006-1 in a securitization transaction structured as a sale under SFAS 140 on March 30, 2006.

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

Mortgage Servicing Rights - When the Company sells loans in securitizations of residential mortgage loans, it may, depending on the structure of the securitization, capitalize mortgage servicing rights (“MSRs”) that are initially measured at fair value based on defined interest rate risk strata. When the Company sells certain loans and retains the servicing rights, it allocates the cost basis of the loans between the assets sold and the MSRs based on their relative fair values on the date of sale. Generally, MSRs result from certain loan securitizations structured as real estate mortgage investment conduits (“REMIC”).

The Company estimates the fair value of its MSRs based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, including prepayment speeds, forward yield curves, and discount rates commensurate with the risk involved. Periodic changes in fair value are recorded to income or expense for the period.

Mortgage servicing rights were created as a result of the securitization of $277.4 million of mortgage loans through New York Mortgage Trust 2006-1. The value of these servicing rights was $0.4 million at September 30, 2006 and is included as a component of “Prepaid and other assets” on the Company’s consolidated balance sheet.

Credit Risk and Allowance for Loan Losses - The Company limits its exposure to credit losses on its portfolio of residential adjustable-rate mortgage-backed securities by purchasing securities that are guaranteed by a government-sponsored or federally-chartered corporations (FNMA or FHLMC) (collectively “Agency Securities”) or that have a “AAA” investment grade rating by at least one of nationally recognized rating agencies, Standard & Poor’s, Inc., Fitch Ratings or Moody’s Investors Service, Inc. at the time of purchase.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies - (continued)

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

The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of September 30, 2006 the allowance for loan losses was insignificant. Determining the allowance for loan losses is subjective in nature due to the estimation required.

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

Financing Arrangements, Portfolio Investments - Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by the Company’s portfolio securities on the balance sheet. Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Financing Arrangements, Loans Held for Sale/for Investment - Loans held for sale or for investment are typically financed with warehouse lines that are collateralized by loans we originate or purchase from third parties. Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

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
September 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies - (continued)

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

In the normal course of its mortgage loan origination business, the Company enters into contractual interest rate lock commitments to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by the Company’s origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. Under SFAS No. 133, the interest rate lock commitments (“IRLCs”) are considered undesignated or free-standing derivatives. Accordingly, such IRLCs are recorded at fair value with changes in fair value recorded to current earnings. Mark to market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by the interest rate differential between the contracted loan rate and the currently available market rates as of the reporting date.

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
September 30, 2006
(unaudited)

The Company uses other derivative instruments, including treasury, agency or mortgage-backed securities forward sale contracts which are also classified as free-standing, undesignated derivatives and thus are recorded at fair value with the changes in fair value recognized in current earnings.

Once a loan has been funded, the Company’s primary risk objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company’s strategy is to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of rate lock) to hedge most of its mortgage loans held for sale. The FSLCs have been designated as qualifying hedges at the time that the loans are funded and the notional amount of the forward delivery contracts, along with the underlying rate and critical terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loan being hedged. The FSLCs effectively fix the forward sales price and thereby offset interest rate and price risk to the Company. Accordingly, the Company evaluates this relationship at least quarterly and, at the time the loan is funded, classifies and accounts for the FSLCs as cash flow hedges.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies - (continued)

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies - (continued)

Loan Origination Fees and Direct Origination Cost - The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold or as direct costs of loans that are brokered. Accordingly, salaries, compensation, benefits and commission costs have been reduced for the nine and three months ended September 30, 2006, by $20.3 million and $6.3 million respectively, as compared to $32.2 million and $10.8 million for the respective periods of 2005, because such amounts are considered incremental direct loan origination costs.

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

Loan Losses - Generally loan losses arise from non-performance of loans previously sold to third parties or held in securitization trusts. During the three and nine months ended September 30, 2006, the Company recognized loan losses of $4.1 million.  Of this amount, $2.1 million in permanent impairment charges were recorded, consisting of $1.7 million in Mortgage Loans Held for Sale and $0.4 million in other loans carried in Prepaid and other assets. This write down of specific loans to fair value is reflected in the Company’s balance sheet at September 30, 2006.  The Company also recorded a charge of $1.2 million for interest, premium recapture, fees and contingencies related to loan repurchases. Additionally, the Company took a loan loss charge of $0.8 million for repurchased loans that were sold during the period.

Employee Benefit Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of eligible compensation. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan for the nine and three months ended September 30, 2006, were $0.3 million and $0.1 million respectively, as compared to $0.3 million and $0.1 million for the respective periods of 2005.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”) which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. The Company adopted SFAS No. 123(R) January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements.

Marketing and Promotion - The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies - (continued)

Income Taxes - The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders’ of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective in fiscal years beginning after December 15, 2008. The Company expects there will be no impact of adopting SFAS 158 on the Company’s financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company is currently assessing the impact of adopting SAB 108 on the Company’s financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1. Summary of Significant Accounting Policies - (continued)

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

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments". Among other things, FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006.

On September 25, 2006, the FASB met and determined to propose a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying pre-payable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. The FASB plans to: (i) expose the proposed guidance for a 30-day comment period in the form of a FAS 133 Derivatives Implementation Issue in early November; (ii) re-deliberate the issue in December 2006 following the completion of the 30-day comment period; and (iii) issue their final position in early 2007.

The Company does not expect that the January 1, 2007 anticipated adoption of FAS 155 will have a material impact. However, to the extent that certain of the Company's future investments in securitized financial assets do not meet the scope exception ultimately adopted by the FASB, the Company's future results of operations may exhibit volatility as certain of its future investments may be marked to market value in their entirety through the income statement. Under the current accounting rules, changes in the market value of the Company's investment securities are made through other comprehensive income, a component of stockholders' equity.

2. Investment Securities Available for Sale

Investment securities available for sale consisted of the following as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006	December 31, 2005

Amortized cost	$528,923	$720,583
Gross unrealized gains	664	1
Gross unrealized losses	(5,618)	(4,102)
Fair value	$523,969	$716,482

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

2.	Investment Securities Available for Sale - (continued)

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

The following table sets forth the stated reset periods and weighted average yields of our investment securities at September 30, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$178,991	6.56%	$—	—	$—	—	$178,991	6.56%
Private Label Floaters	27,500	6.28%	—	—	—	—	27,500	6.28%
Private Label ARMs	—	—	43,703	6.45%	249,534	6.05%	293,237	6.11%
NYMT Retained Securities	6,022	7.15%	—	—	18,219	6.93%	24,241	6.99%
Total/Weighted Average	$212,513	6.54%	$43,703	6.45%	$267,753	6.12%	$523,969	6.32%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2005 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$13,535	5.45%	$—	—	$—	—	$13,535	5.45%
FHLMC Agency ARMs	—	—	91,217	3.82%	—	—	91,217	3.82%
FNMA Agency ARMs	—	—	297,048	3.91%	—	—	297,048	3.91%
Private Label ARMs	—	—	57,605	4.22%	257,077	4.57%	314,682	4.51%
Total/Weighted Average	$13,535	5.45%	$445,870	3.93%	$257,077	4.57%	$716,482	4.19%

The following tables presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

	September 30, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO Floating Rate	$64,986	$180	$7,969	$2	$72,955	$182
Private Label Floaters	3,969	41	—	—	3,969	41
Private Label ARMs	—	—	302,421	5,306	302,421	5,306
NYMT Retained Securities	8,294	89	—	—	8,294	89
Total	$77,249	$310	$310,390	$5,308	$387,639	$5,618

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO Floating Rate	$11,761	$19	$—	$—	$11,761	$19
Private Label ARMs	48,642	203	270,124	3,880	318,766	4,083
Total	$60,403	$222	$270,124	$3,880	$330,527	$4,102

3. Mortgage Loans Held for Sale

Mortgage loans held for sale consisted of the following as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006	December 31, 2005

Mortgage loans principal amount	$110,804	$108,244
Impairment adjustment	(1,709)	—
Deferred origination costs - net	102	27
Mortgage loans held for sale	$109,197	$108,271

Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financing arrangements (Note 10).

4. Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consisted of the following as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006	December 31, 2005

Mortgage loans principal amount	$624,528	$771,451
Deferred origination costs - net	4,097	5,159
Total mortgage loans held in securitization trusts	$628,625	$776,610

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

4. Mortgage Loans Held in Securitization Trusts - (continued)

Substantially all of the Company’s mortgage loans held in securitization trusts are pledged as collateral for borrowings under financing arrangements (Note 9) or for the collateralized debt obligation (Note 11).

As of September 30, 2006, the Company had seven delinquent loans totaling $6.4 million categorized as mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of September 30, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	3	$3,686	0.59%
61-90	1	193	0.03%
90+	3	2,569	0.41%
Totals	7	$6,448

As of December 31, 2005, the Company had four delinquent loans totaling $2.0 million categorized as Mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of December 31, 2005 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	1	$193	0.02%
61-90	—	—	—
90+	3	1,771	0.23%
Totals	4	$1,964

5. Mortgage Loans Held for Investment

The Company had no mortgage loans held for investment at September 30, 2006 and at December 31, 2005 mortgage loans held for investment consisted of the following (dollar amounts in thousands):

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
September 30, 2006
(unaudited)
6. Sale of Mortgage Loans Through Securitization

On March 30, 2006, the Company sold residential mortgage loans to New York Mortgage Trust 2006-1 in a securitization transaction structured as a sale under SFAS 140. In this securitization, the Company retained servicing responsibilities on approximately $66.2 million of mortgage loans and subordinated interests. The Company receives annual servicing fees of approximately 0.21% of the outstanding balance of mortgage loans and rights to future cash flows arising after the senior investors in the securitization trust have received their stated return. The investors and the securitization trust have no recourse to the Company’s other assets. The Company continues to hold the subordinate interests of the 2006-1 securitization. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The Company recognized a pre-tax loss of $0.7 million on this securitization of residential mortgage loans.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

7. Property and Equipment - Net

Property and equipment consisted of the following as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006	December 31, 2005

Office and computer equipment	$7,715	$6,292
Furniture and fixtures	2,201	2,306
Leasehold improvements	1,491	1,429
Total premises and equipment	11,407	10,027
Less: accumulated depreciation and amortization	(4,569)	(3,145)
Property and equipment - net	$6,838	$6,882

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006	December 31, 2005

Derivative Assets:
Interest rate caps	$2,179	$3,340
Interest rate swaps	717	6,383
Interest rate lock commitments - loan commitments	136	123
Interest rate lock commitments - mortgage loans held for sale	370	—
Total derivative assets	$3,402	$9,846
Derivative Liabilities:
Forward loan sale contracts - loan commitments	(71)	(38)
Forward loan sale contracts - mortgage loans held for sale	(130)	(18)
Forward loan sale contracts - TBA securities	(485)	(324)
Interest rate lock commitments - mortgage loans held for sale	—	(14)
Total derivative liabilities	$(686)	$(394)

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of September 30, 2006 were $285.0 million, $1.6 billion and $176.5 million, respectively.

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2005 were $645.0 million, $1.9 billion and $201.8 million, respectively.

The Company estimates that over the next twelve months, approximately $1.8 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated OCI into earnings.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

9. Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trusts. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At September 30, 2006, the Company had repurchase agreements with an outstanding balance of $0.9 billion and a weighted average interest rate of 5.34%. As of December 31, 2005, the Company had repurchase agreements with an outstanding balance of $1.2 billion and a weighted average interest rate of 4.37%. At September 30, 2006 and December 31, 2005, securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $0.9 billion and $1.2 billion, respectively. As of September 30, 2006 all of the repurchase agreements were due to mature within 25 days, with weighted average days to maturity equal to 18 days. The Company has $5.3 billion available to it in commitments to provide financings through these repurchase agreements with 23 different counterparties.

The following table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of September 30, 2006 and December 31, 2005 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	September 30, 2006	December 31, 2005

Barclays Bank	$22,000	$—
Citigroup Global Markets Inc.	—	200,000
Countrywide Securities Corporation	184,101	109,632
Credit Suisse First Boston LLC	—	148,131
Deutsche Bank Securities Inc.	—	205,233
HSBC	—	163,781
J.P. Morgan Securities Inc.	37,521	37,481
Merrill Lynch Government Securities Inc.	124,859	—
Nomura Securities International, Inc.	160,088	—
WaMu Capital Corp	95,823	158,457
West LB	262,564	143,784
Total Financing Arrangements, Portfolio Investments	$886,956	$1,166,499

10. Financing Arrangements, Mortgage Loans Held for Sale or Investment

Financing arrangements secured by mortgage loans held for sale or for investment consisted of the following as of September 30, 2006, and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006	December 31, 2005

$250 million master repurchase agreement with Greenwich Capital Financial Products, Inc., expiring on December 4, 2006 bearing interest at one-month LIBOR plus spreads from 0.75% to 1.25% depending on collateral (5.14% at December 31, 2005). Principal repayments are required 120 days from the funding date.(a)	$—	$81,577
$200 million master repurchase agreement with CSFB expiring on March 30, 2007 bearing interest at daily LIBOR plus spreads from 0.75% to 2.0% depending on collateral (6.31% at September 30, 2006 and 5.28% at December 31, 2005). Principal repayments are required 90 days from the funding date.	121,835	143,609
$300 million master repurchase agreement with Deutsche Bank Structured Products, Inc. expiring on December 13, 2006 bearing interest at 1 month LIBOR plus spreads from .625% to 1.25% depending on collateral (6.0% at September 30, 2006). Principal payments are due 120 days from the repurchase date.	86,450	—
	$208,285	$225,186

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

10. Financing Arrangements, Mortgage Loans Held for Sale or Investment - (continued)

——————
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

The 30 day LIBOR rate was 5.32% at September 30, 2006.

The lines of credit are secured by all of the mortgage loans held by the Company, except for the loans held in securitization trusts. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of September 30, 2006, the Company was in compliance with all covenants with the exception of the net income covenants on all facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

11. Collateralized Debt Obligations

The Company’s CDOs are secured by ARM loans pledged as collateral. The ARM loans are recorded as an asset of the Company and the CDOs are recorded as the Company’s debt. The CDO transaction includes an amortizing interest rate cap contract with a notional amount of $230.6 million as of December 31, 2005 and a notional amount of $198.4 million as of September 30, 2006, which is recorded as an asset of the Company. The interest rate cap limits the interest rate exposure on these transactions. As of September 30, 2006 and December 31, 2005, the Company had CDOs outstanding of $203.6 million and $228.2 million, respectively. As of September 30, 2006 and December 31, 2005 the current weighted average interest rate on these CDOs was 5.70% and 4.74%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $210.8 million and $235.0 million at September 30, 2006 and December 31, 2005, respectively.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

On March 15, 2005, the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.12% at September 30, 2006). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

13. Commitments and Contingencies

Loans Sold to Investors - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which do not meet certain terms set by investors. Such loans are then generally repackaged and sold to other investors. At September 30, 2006 the Company recorded a $0.6 million charge for contingencies related to potential loan repurchases.

Loans Funding and Delivery Commitments - At September 30, 2006 and December 31, 2005 the Company had commitments to fund loans with agreed-upon rates totaling $258.4 million and $238.4 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled $176.5 million and $201.8 million at September 30, 2006 and December 31, 2005, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.

Net Worth Requirements - NYMC is required to maintain certain specified levels of minimum net worth to maintain its approved status with FannieMae (“FNMA”), Freddie Mac (FHLMC”), Housing and Urban Development (“HUD”) and other investors. As of September 30, 2006 NYMC was in compliance with all minimum net worth requirements.

Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.

Leases - The Company leases its corporate offices and certain retail facilities and equipment under lease agreements expiring at various dates through 2011. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $3.9 million and $1.3 million for the nine and three months ended September 30, 2006, respectively, and $5.0 million and $1.3 million for the comparable periods of 2005. In March 2005, the Company entered into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The sub-lease tenant has contractual terms for less than the Company’s remaining contractual obligation. This transaction was completed in late March 2005. Accordingly, during the first quarter of 2005, the Company recognized a charge of $0.8 million to earnings.

Letters of Credit - NYMC maintains a letter of credit in the amount of $100,000 in lieu of a cash security deposit for an office lease dated June 1998 for the Company’s former headquarters located at 304 Park Avenue South in New York City. The sole beneficiary of this letter of credit is the owner of the building, 304 Park Avenue South LLC. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase Bank, N.A.

Subsequent to the move to a new headquarters location in New York City in July 2003, in lieu of a cash security deposit for the office lease, we entered into an irrevocable transferable letter of credit in the amount of $313,000 with PricewaterhouseCoopers, LLP (sublandlord), as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at HSBC bank.

On August 1, 2006, by payment of $450,000, the Company was relieved of all obligations relating to the irrevocable standby letter of credit in the same amount for the benefit of CCC Atlantic, L.L.C.; the landlord of the Company’s leased facility at 500 Burton Avenue, Northfield, New Jersey. The letter of credit served as security for leased office property, initially occupied by employees of our branches doing business as Ivy League Mortgage, L.L.C. Pursuant to its terms, the letter of credit was initially secured by cash held by the Company in the amount of $500,000 and was reduced to $450,000 on April 1, 2006.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

14. Related Party Transactions

Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $13,323 in fees and other amounts from NYMC borrowers for the nine months ended

September 30, 2006. NYMC does not economically benefit from such referrals.

15. Concentrations of Credit Risk

The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At September 30, 2006 and December 31, 2005, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	September 30, 2006	December 31, 2005

New York	14.8%	43.0%
New Jersey	14.6%	5.1%
Massachusetts	12.3%	17.8%
Connecticut	7.7%	5.8%
Pennsylvania	5.9%	4.6%
Florida	3.0%	9.7%

At September 30, 2006 and December 31, 2005, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in securitization trusts and mortgage loans held for investment as follows:

	September 30, 2006	December 31, 2005

New York	25.4%	32.7%
Massachusetts	14.3%	19.4%
California	7.8%	14.1%
New Jersey	4.1%	5.8%
Florida	3.9%	5.4%

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
September 30, 2006
(unaudited)

16. Fair Value of Financial Instruments - (continued)

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
September 30, 2006
(unaudited)

16. Fair Value of Financial Instruments - (continued)

The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value (dollar amounts in thousands):

	September 30, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value

Investment securities available for sale	$527,275	$523,969	$523,969
Mortgage loans held in the securitization trusts	624,528	628,625	624,342
Mortgage loans held for sale	109,095	109,197	110,538
Commitments and contingencies:
Interest rate lock commitments	258,368	506	506
Forward loan sales contracts	176,543	(686)	(686)
Interest rate swaps	285,000	717	717
Interest rate caps	1,615,545	2,179	2,179

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value

Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	201,771	(380)	(380)
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,858,860	3,340	3,340

17. Income Taxes

A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the nine month period ended September 30, 2006 and September 30, 2005, is as follows (dollar amounts in thousands):

	September 30, 2006	September 30, 2005

Tax at statutory rate (35%)	$(4,893)	$(879)
Non-taxable REIT income	(1,825)	(3,994)
Transfer pricing of loans sold to nontaxable parent	11	605
State and local taxes	(1,773)	(1,174)
Change in tax status	—	(452)
Miscellaneous	(14)	14
Total provision (benefit)	$(8,494)	$(5,880)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

17. Income Taxes - (continued)

The income tax benefit for the period ended September 30, 2006 is comprised of the following components (dollar amounts in thousands):

	Deferred	Total

Regular tax benefit
Federal	$(6,721)	$(6,721)
State	(1,773)	(1,773)
Total tax benefit	$(8,494)	$(8,494)

The income tax benefit for the period ended September 30, 2005 is comprised of the following components (dollar amounts in thousands):

	Deferred	Total

Regular tax benefit
Federal	$(4,706)	$(4,706)
State	(1,174)	(1,174)
Total tax benefit	$(5,880)	$(5,880)

The major sources of temporary differences and their deferred tax effect at September 30, 2006 are as follows (dollar amounts in thousands):

Deferred tax asset:
Net operating loss carry forward	$16,578
Restricted stock, performance shares and stock option expense	309
Rent expense	559
Management compensation	6
Mark to market adjustments	2
GAAP reserves	923
Loss on sublease	127
Total deferred tax asset	18,504
Deferred tax liabilities:
Depreciation	152
Net deferred tax asset	$18,352

The major sources of temporary differences and their deferred tax effect at December 31, 2005 are as follows (dollar amounts in thousands):

Deferred tax asset:
Net operating loss carry forward	$9,560
Restricted stock, performance shares and stock option expense	125
Rent expense	120
Management compensation	98
Loss on sublease	181
Mark to market adjustments	94
Total deferred tax asset	10,178
Deferred tax liabilities:
Depreciation	319
Net deferred tax asset	$9,859

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

17. Income Taxes - (continued)

The deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. The net operating loss carry forward expires at various intervals between 2012 and 2026.

18. Segment Reporting

The Company operates in two reportable segments:

•	Mortgage Portfolio Management - long-term investment in high-quality, adjustable-rate mortgage loans and residential mortgage-backed securities; and

•	Mortgage Lending - mortgage loan originations as conducted by NYMC.

Our mortgage portfolio management segment primarily invests in adjustable-rate FNMA, FHLMC and “AAA”-rated residential mortgage-backed securities and high-quality mortgages that are originated by our mortgage operations or that may be acquired from third parties. The Company’s equity capital and borrowed funds are used to invest in residential mortgage-backed securities, thereby producing net interest income.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

18. Segment Reporting - (continued)

	Nine Months Ended September 30, 2006
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
	(dollar amounts in thousands)
Revenue:
Interest income:
Investment securities and loans held in securitization trusts	$50,050	$—	$50,050
Loans held for sale	—	12,155	12,155
Total interest income	50,050	12,155	62,205
Interest expense:
Investment securities and loans held in securitization trusts	42,320	—	42,320
Loans held for sale	—	9,284	9,284
Subordinated debentures	—	2,656	2,656
Total interest expense	42,320	11,940	54,260
Net interest income	7,730	215	7,945
Other Income (Expense):
Gain on sales of mortgage loans	—	14,362	14,362
Loan losses	(52)	(4,025)	(4,077)
Brokered loan fees	—	8,672	8,672
Loss on sale of current period securitized loans	—	(747)	(747)
Loss on sale of securities and related hedges	(529)	—	(529)
Miscellaneous income	—	310	310
Total other(expense) income	(581)	18,572	17,991
Expenses:
Salaries and benefits	618	17,102	17,720
Brokered loan expenses	—	6,609	6,609
Occupancy and equipment	1	3,870	3,871
Marketing and promotion	54	1,589	1,643
Data processing and communication	177	1,761	1,938
Office supplies and expenses	23	1,441	1,464
Professional fees	447	2,882	3,329
Travel and entertainment	29	380	409
Depreciation and amortization	—	1,625	1,625
Other	124	1,184	1,308
Total expenses	1,473	38,443	39,916
Income (Loss) Before Income Tax Benefit	5,676	(19,656)	(13,980)
Income tax benefit	—	8,494	8,494
Net Income (Loss)	$5,676	$(11,162)	$(5,486)
Segment assets	$1,163,802	$288,033	$1,451,835
Segment equity	$59,012	$21,731	$80,743

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIESOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

18. Segment Reporting - (continued)

	Nine Months Ended September 30, 2005
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
	(dollar amounts in thousands)
Revenue:
Interest income:
Investment securities and loans held in securitization trusts	$40,523	$—	$40,523
Loans held for investment	5,388	—	5,388
Loans held for sale	—	10,573	10,573
Total interest income	45,911	10,573	56,484
Interest expense:
Investment securities and loans held in securitization trusts	30,090	—	30,090
Loans held for investment	3,911	—	3,911
Loans held for sale	—	7,284	7,284
Subordinated debentures	—	1,095	1,095
Total interest expense	34,001	8,379	42,380
Net interest income	11,910	2,194	14,104
Other Income:
Gain on sales of mortgage loans	—	21,634	21,634
Brokered loan fees	—	7,181	7,181
Gain on sale of securities and related hedges	2,207	—	2,207
Miscellaneous income	1	194	195
Total other income	2,208	29,009	31,217
Expenses:
Salaries and benefits	1,649	22,226	23,875
Brokered loan expenses	—	5,689	5,689
Occupancy and equipment	18	4,963	4,981
Marketing and promotion	109	3,791	3,900
Data processing and communication	103	1,704	1,807
Office supplies and expenses	7	1,902	1,909
Professional fees	360	2,452	2,812
Travel and entertainment	7	700	707
Depreciation and amortization	5	1,064	1,069
Other	269	815	1,084
Total expenses	2,527	45,306	47,833
Income (Loss) Before Income Tax Benefit	11,591	(14,103)	(2,512)
Income tax benefit	—	5,880	5,880
Net Income (Loss)	$11,591	$(8,223)	$3,368
Segment assets	$1,553,311	$301,688	$1,854,999
Segment equity	$101,623	$5,431	$107,054

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

18. Segment Reporting - (continued)

	Three Months Ended September 30, 2006
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
	(dollar amounts in thousands)
Revenue:
Interest income:
Investment securities and loans held in securitization trusts	$16,998	$—	$16,998
Loans held for sale	—	3,880	3,880
Total interest income	16,998	3,880	20,878
Interest expense:
Investment securities and loans held in securitization trusts	15,882	—	15,882
Loans held for sale	—	3,337	3,337
Subordinated debentures	—	877	877
Total interest expense	15,882	4,214	20,096
Net interest income (expense)	1,116	(334)	782
Other Income (Expense):
Gain on sales of mortgage loans	—	4,311	4,311
Loan losses	(52)	(4,025)	(4,077)
Brokered loan fees	—	2,402	2,402
Gain on sale of securities and related hedges	440	—	440
Miscellaneous income	—	43	43
Total other income (expense)	388	2,731	3,119
Expenses:
Salaries and benefits	167	5,211	5,378
Brokered loan expenses	—	1,674	1,674
Occupancy and equipment	—	1,256	1,256
Marketing and promotion	21	406	427
Data processing and communication	58	466	524
Office supplies and expenses	—	426	426
Professional fees	82	716	798
Travel and entertainment	2	124	126
Depreciation and amortization	—	539	539
Other	(51)	587	536
Total expenses	279	11,405	11,684
Income (Loss) Before Income Tax Benefit	1,225	(9,008)	(7,783)
Income tax benefit	—	3,915	3,915
Net Income (Loss)	$1,225	$(5,093)	$(3,868)
Segment assets	$1,163,802	$288,033	$1,451,835
Segment equity	$59,012	$21,731	$80,743

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

18. Segment Reporting - (continued)

	Three Months Ended September 30, 2005
	Mortgage Portfolio Management Segment	Mortgage Lending Segment	Total
	(dollar amounts in thousands)
Revenue:
Interest income:
Investment securities and loans held in securitization trusts	$13,442	$—	$13,442
Loans held for investment	1,783	—	1,783
Loans held for sale	—	4,473	4,473
Total interest income	15,225	4,473	19,698
Interest expense:
Investment securities and loans held in securitization trusts	10,751	—	10,751
Loans held for investment	1,366	—	1,366
Loans held for sale	—	3,441	3,441
Subordinated debentures	—	601	601
Total interest expense	12,117	4,042	16,159
Net interest income	3,108	431	3,539
Other Income:
Gain on sales of mortgage loans	—	8,985	8,985
Brokered loan fees	—	2,647	2,647
Gain on sale of securities and related hedges	1,286	—	1,286
Miscellaneous income	—	91	91
Total other income	1,286	11,723	13,009
Expenses:
Salaries and benefits	170	7,132	7,302
Brokered loan expenses	—	1,483	1,483
Occupancy and equipment	9	1,256	1,265
Marketing and promotion	24	1,286	1,310
Data processing and communication	39	579	618
Office supplies and expenses	4	647	651
Professional fees	215	751	966
Travel and entertainment	3	258	261
Depreciation and amortization	2	300	302
Other	133	398	531
Total expenses	599	14,090	14,689
Income (Loss) Before Income Tax Benefit	3,795	(1,936)	1,859
Income tax benefit	—	1,000	1,000
Net Income (Loss)	$3,795	$(936)	$2,859
Segment assets	$1,553,311	$301,688	$1,854,999
Segment equity	$101,623	$5,431	$107,054

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)
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

2005 Stock Incentive Plan

At the Annual Meeting of Stockholders held on May 31, 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 936,111 shares of the Company’s common stock may be issued thereunder. That number of shares represents 711,895 shares of common stock, or (4% of the 17,797,375 shares of common stock outstanding at March 10, 2005), plus 224,216 shares of common stock remaining from the 2004 Plan. The number of shares available for issuance under the 2005 Plan will be increased by the number of shares covered by 2004 Plan awards that are forfeited or terminated after March 10, 2005. As of September 30, 2006 159,633 shares have been forfeited or terminated.

Options

The Company has issued stock options to employees under shares-based compensation plans. The 2004 Plan provides for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of September 30, 2006, 591,500 options have been granted pursuant to the 2004 Plan with a vesting period of two years with a contractual term of 10 years.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123(R). The compensation cost charged against income exclusive of option forfeitures during the nine months ended September 30, 2006 and 2005 was $25,308 and $33,758, respectively. As of September 30, 2006, there was $7,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. No cash was received for the exercise of stock options during the nine month periods ended September 30, 2006 and September 30, 2005.

A summary of the status of the Company’s options as of September 30, 2006 and changes during the nine month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year, January 1, 2006	541,500	$9.56
Granted	—	—
Forfeited	(75,000)	9.83
Exercised	—	—
Outstanding as of September 30, 2006	466,500	$9.52
Options exercisable as of September 30, 2006	369,833	$9.43

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

19. Stock Incentive Plan - (continued)

The following table summarizes information about stock options at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price	Fair Value of Options Granted

$9.00	176,500	7.7	$9.00	176,500	$9.00	$0.39
$9.83	290,000	8.2	9.83	193,333	9.83	0.29
Total/Weighted Average	466,500	8.0	$9.52	369,833	$9.43	$0.34

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

19. Stock Incentive Plan - (continued)

Restricted Stock

As of September 30, 2006, the Company has awarded 684,333 shares of restricted stock under the 2005 Plan, of which 434,122 shares have fully vested. As of September 30, 2006 the remaining shares of restricted stock awarded under the 2005 Plan are subject to vesting periods between 3 and 57 months. During the nine months ended September 30, 2006, the Company recognized non-cash compensation expense of $0.8 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2006 and changes during the nine month period then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	221,058	$9.33
Granted	129,155	4.36
Forfeited	—	—
Vested	(100,002)	8.15
Non-vested shares as of September 30, 2006	250,211	$7.24
Weighted-average fair value of restricted stock granted during the period	$562,549	$4.36

Performance Based Stock Awards

In November 2004, the Company acquired 15 full-service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. (“GRL”). Pursuant to that transaction, the Company committed to award 238,809 shares of the Company’s stock to certain employees of those branches. Of these committed shares, 206,256 were performance based stock awards granted upon attainment of predetermined production levels and 32,553 were restricted stock awards. As of September 30, 2006, the awards range in vesting periods from 3 to 6 months with a share price set at the December 2, 2004 grant date market value of $9.83 per share. During the nine months ended September 30, 2006, the Company recognized non-cash compensation expense, exclusive of forfeitures of $0.2 million relating to performance based stock awards. Unvested performance share awards have no voting rights and do not earn dividends.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

19. Stock Incentive Plan - (continued)

A summary of the status of the Company’s non-vested performance based stock awards as of September 30, 2006 and changes during the nine month period then ended is presented below:

	Number of Non-vested Performance Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	61,078	$9.83
Granted	—	—
Forfeited	(26,271)	9.83
Vested	(6,995)	9.83
Non-vested shares as of September 30, 2006	27,812	$9.83

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

General

New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”), a real estate investment trust (“REIT”) for federal income tax purposes, is engaged in the origination of and investment in residential mortgage loans throughout the United States. The Company, through its wholly owned taxable REIT subsidiary, The New York Mortgage Company, LLC (“NYMC”), originates a broad spectrum of residential loan products with a focus on high credit quality, or prime loans. In addition to prime loans, NYMC also originates jumbo loans, alternative-A loans, sub-prime loans and home equity or second mortgage loans through its retail and wholesale origination branch network. The Company’s mortgage investment portfolio is comprised of securities, supported by pooled high credit quality, hybrid and adjustable rate mortgage (“ARM”) loans. The Company is licensed, or exempt from licensing, in 44 states and the District of Columbia, with 27 full-service offices and 23 satellite locations that are licensed or pending state license approval.

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

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment assets and portfolio. As of September 30, 2006, we had $0.75 billion of commitments under our secured warehouse lines of credit and up to $5.3 billion to provide repurchase agreement financing through 23 different counterparties. During 2005, we further diversified our sources of financing with the issuance of $45 million of trust preferred securities classified as subordinated debentures.

We also securitize mortgage loans through the creation of either collateralized debt obligations (“CDO”) or a real estate mortgage investment conduit (“REMIC”). For the securitizations we create, we may hold either 100% of the resultant securities or only certain subordinated tranches of the securities created (selling higher-rated tranches to third parties). When we hold 100% of the resultant securities, we create an asset with better liquidity and longer-term financing at better rates as opposed to financing whole loans through warehouse lines. When we sell the higher rated tranches of securities to third parties, the securitization eliminates short-term financing risk on those tranches sold to third parties (reducing the asset to liability duration gap, which is the difference between the estimated maturities or lives of our earning assets and related financing facilities) and the mark-to-market pricing risk inherent in financing through repurchase agreements or warehouse lines of credit; as a result, the underlying assets are not subject to margin calls.

Risk Management. As a mortgage lender and a manager of mortgage loan investments, we must mitigate key risks inherent in these businesses, principally credit risk and interest rate risk.

High Credit Quality Investment Portfolio. We retain in our portfolio Agency securities, AAA-rated private label securities and selected high-quality loans that we originate or may opportunistically acquire and subsequently securitize. As a result, our investment portfolio consists of high-quality loans that we have either securitized for our own portfolio or that collateralize our CDO financings. High credit quality creates significant portfolio liquidity and provides for financing opportunities that are generally available on favorable terms. Agency, AAA-rated private label and other investment grade securities are less likely to incur credit losses than non-rated or below investment grade securities. Since commencing our portfolio investment operations, we have not experienced any credit losses in our portfolio.

We believe that our credit performance is reflective of the high credit quality of the loans we originate or acquire for securitization, our prudent in-house underwriting, property valuation methods and review, our overall investment policies and prudent management of our delinquent loan portfolio. We believe that our delinquencies of 1.03% of the total par balance of our investment portfolio of residential loans at September 30, 2006 reflect the credit characteristics and the credit culture of our underwriting and investment philosophy. The weighted average seasoning of loans in our investment portfolio of mortgage loans was approximately 16 months at September 30, 2006.

Interest Rate Risk Management. Another primary risk to our investment portfolio of mortgage loans and mortgage-backed securities is interest rate risk. We have a match funding philosophy in which we use hedging instruments to fix or cap the interest rates on our short-term, CDO and other financing arrangements that finance our investment portfolio of mortgage loans and securities. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of September 30, 2006, our net duration gap was approximately 6 months.

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

Description of Businesses

Mortgage Lending

Our mortgage lending operations are important to our financial results as they either provide us the flexibility to sell the loans for gain on sale revenue or produce the loans that the Company will ultimately collateralize into mortgage securities that we will hold in our portfolio. We primarily originate prime, first-lien, residential mortgage loans and, to a lesser extent, second lien mortgage loans, home equity lines of credit, and bridge loans.

For the nine months ended September 30, 2006, our total originations were $2.0 billion in mortgage loans and we retained in our investment portfolio $3.1 million. For the nine months ended September 30, 2005 our total originations were $2.6 billion in mortgage loans and we retained in our investment portfolio $456.0 million. For the three months ended September 30, 2006 our total originations were $602.8 million in mortgage loans and we retained in our investment portfolio $0.0 million. For the three months ended September 30, 2005 our total originations were $1.0 billion in mortgage loans and we retained in our investment portfolio $152.7 million. The decrease in the amount of mortgage loans we retained for the nine and three months ended September 30, 2006 as compared to the same periods in 2005 represents a change in our approach to realize the short-term economic benefits of gain on sale revenues available in the secondary mortgage market as compared to the reduced long-term economic benefit currently involved with retaining loans in portfolio. When we retain loans that we originate (directly or those subsequently securitized through a structure that is deemed a financing for GAAP purposes), we are not able to recognize gain on sale revenues (and thus higher GAAP net income) as we would have if such loans were sold to third parties. Instead, the value of the gain on sale revenue benefits of our investment portfolio in the form of a lower cost asset and thus incrementally higher yield during the lives of retained loans. For the nine and three months ended September 30, 2006, we estimate that the foregone premium we would have otherwise received had retained loans been sold to third parties was approximately $44,500 and $0.0 million, respectively, and $7.3 million and $2.3 million for the comparable periods of 2005.

For the nine and three months ended September 30, 2006, we sold to third parties $1.3 billion and $447.4 million, respectively, in mortgage loans and $1.7 billion and $663.3 million for the comparable periods of 2005. We recognized gains on sales of mortgage loans totaling $14.4 million and $4.3 million for the nine and three months ended September 30, 2006, respectively, and $21.6 million and $9.0 million for the comparable periods of 2005.

We may also originate high quality, adjustable-rate mortgage loans for securitizations that are structured and deemed as a sale for GAAP purposes. For the nine and three months ended September 30, 2006, we originated $66.7 million and $0.0 million, respectively, of loans that were subsequently securitized in New York Mortgage Trust 2006-1. Such loans are deemed sold for GAAP purposes and net gain on sale revenues are recognized as if the loans were sold to a third party. No such loans were originated for the nine months ended September 30, 2005.

We also sold broker loans to third party mortgage lenders for which we received a broker fee. For the nine and three months ended September 30, 2006, we originated $555.9 million and $140.5 million in brokered loans, respectively, and $434.5 million and $158.8 million for the comparable periods of 2005. This increase in the amount of brokered loans in each of the nine and three month periods ended September 30, 2006 as compared to the same periods of 2005, is due to the brokering of high risk loans (for example, sub-prime loans and option-ARM loans) or loans that fall outside of our guidelines (for example, loans with pre-payment penalties). This enables our loan officers to offer a wide variety of loan products to our borrowers. For the nine and three months ended September 30, 2006, we recognized net brokering income totaling $2.1 million and $0.7 million, respectively, and $1.5 million and $1.2 million for the comparable periods of 2005.

NYMC originates all of the mortgage loans we sell or broker and some of the loans that we retain for investment. For mortgage loans to be sold, we underwrite, process, and fund the mortgage loans originated by NYMC.

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

Known Material Trends and Commentary

According to the October 24, 2006 Mortgage Finance Forecast of the Mortgage Bankers Association (“MBA”), the MBA estimated that lenders originated $3.0 trillion in mortgage loans in 2005. In the October 24, 2006 forecast, the MBA projects that mortgage loan volumes will decrease to $2.5 trillion in 2006 due, in part, to higher interest rates and significantly lower mortgage loan refinancings.

Total U.S. 1-to-4-Family Mortgage Originations	2005	2006 Forecast	Forecasted Percentage Change
	(dollar amounts in billions)

Purchase mortgages	$1,513	$1,392	(8.0)%
Refinancings	1,514	1,070	(29.3)%
Total	$3,027	$2,462	(18.7)%

Source: October 24, 2006 Mortgage Finance Forecast of the MBA

The following table summarizes the Company’s loan origination volume and characteristics for the three quarterly periods of 2006 relative to our prior year historical origination production. For the three months ended September 30, 2006, our total loan originations decreased 39.9% over the comparable period for 2005. This decrease is greater than the decrease forecasted in the October 24, 2006 Mortgage Finance Forecast of the MBA, which estimated an industry decrease for the third quarter of 2006 of 28.7% for total originations:

Our Total Mortgage Originations

	NYMC Total Mortgage Originations		Percentage Change From Prior Year
	2005	2006
	(dollar amounts in millions)

1st Quarter	$672.5	$613.8	(8.7)%
2nd Quarter	939.7	741.8	(21.1)%
3rd Quarter	1,002.2	602.8	(39.9)%
4th Quarter	822.9
Full Year	$3,437.3

The following table summarizes the Company’s purchase mortgage origination volume and characteristics for the three quarterly periods of 2006 relative to our prior year historical origination production. With regard to purchase mortgage originations, statistics from the MBA since 1990 indicate that the volume of purchase mortgages year-after-year steadily increases throughout various economic and interest rate cycles. However, given the current rate environment, the MBA expects a decline of 14.3% in purchases originations for the third quarter of 2006. For the three months ended September 30, 2006, our purchase mortgage originations have decreased by $205.3 million or 36.0% over the comparable period for the prior year. This decrease compares unfavorably to the 14.3% decrease forecasted by the October 24, 2006 Mortgage Finance Forecast of the MBA for total U.S. 1-to-4-family purchase mortgage originations for the third quarter of 2006 but is consistent with our overall decline of total originations.

Our Total Purchase Mortgage Originations

	NYMC Total Refinance Mortgage Originations		Percentage Change From Prior Year
	2005	2006
	(dollar amounts in millions)

1st Quarter	$381.0	$348.2	(8.6)%
2nd Quarter	601.7	453.9	(24.6)%
3rd Quarter	569.8	364.5	(36.0)%
4th Quarter	432.9
Full Year	$1,985.4

The following table summarizes the Company’s refinance mortgage originations volume and characteristics for the three quarterly periods of 2006 relative to our prior year historical origination production. For the three months ended September 30, 2006, our originations of mortgage refinancings have decreased by $194.1 million or 44.9% versus the comparable period for the prior year. This 44.9% decrease in our origination of mortgage refinancings is relatively in line with the 42.9% decrease for total U.S. 1-to-4-family refinance mortgage originations for the third quarter of 2006 estimated in the October 24, 2006 Mortgage Finance Forecast of the MBA.

Our Total Refinance Mortgage Originations

	NYMC Total Refinance Mortgage Originations		Percentage Change From Prior Year
	2005	2006
	(dollar amounts in millions)

1st Quarter	$291.5	$265.6	(8.9)%
2nd Quarter	338.0	287.9	(14.8)%
3rd Quarter	432.4	238.3	(44.9)%
4th Quarter	390.0
Full Year	$1,451.9

During the nine and three months ended September 30, 2006, the yield curve has remained relatively flat to inverted and may continue this course for the foreseeable future. This trend is driven by increasing short-term interest rates without a corresponding increase in long-term interest rates, this will likely cause higher warehouse borrowing costs for our mortgage banking operations as well as additional compression in our net interest margin at the REIT level.

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

Loan Loss Reserves on Mortgage Loans. We evaluate a reserve for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held for sale and mortgage loans held in securitization trusts. The estimation involves the consideration of various credit-related factors including, but not limited to, current economic conditions, the credit diversification of the portfolio, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of our mortgage loans held for investment or held in the securitization trusts deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio. Two critical assumptions used in estimating the loan loss reserve are frequency and severity. Frequency is the assumed rate of default or the expected rate at which loans may go into foreclosure over the life of the loans. Severity represents the expected rate of realized loss upon disposition/resolution of the collateral that has gone into foreclosure. Based on the performance and credit characteristics of the loan portfolio as of September 30, 2006, management maintained a total loan loss reserve of $12,000.

Loan Losses - Generally loan losses arise from non-performance of loans previously sold to third parties or held in securitization trusts. During the three and nine months ended September 30, 2006, the Company recognized loan losses of $4.1 million. Of this amount, $2.1 million in permanent impairment charges were recorded, consisting of $1.7 million in Mortgage Loans Held for Sale and $0.4 million in other loans carried in Prepaid and other assets. This write down of specific loans to fair value is reflected in the Company’s balance sheet at September 30, 2006. The Company also recorded a charge of $1.2 million for interest, premium recapture, fees and contingencies related to loan repurchases. Additionally, the Company took a loan loss charge of $0.8 million for repurchased loans that were sold during the period.

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

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective in fiscal years beginning after December 15, 2008. The Company expects there will be no impact of adopting SFAS 158 on the Company’s financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company is currently assessing the impact of adopting SAB 108 on the Company’s financial statements.

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

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments". Among other things, FAS 155: (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006.

On September 25, 2006, the FASB met and determined to propose a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying pre-payable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. The FASB plans to: (i) expose the proposed guidance for a 30-day comment period in the form of a FAS 133 Derivatives Implementation Issue in early November; (ii) re-deliberate the issue in December 2006 following the completion of the 30-day comment period; and (iii) issue their final position in early 2007.

The Company does not expect that the January 1, 2007 anticipated adoption of FAS 155 will have a material impact. However, to the extent that certain of the Company's future investments in securitized financial assets do not meet the scope exception ultimately adopted by the FASB, the Company's future results of operations may exhibit volatility as certain of its future investments may be marked to market value in their entirety through the income statement. Under the current accounting rules, changes in the market value of the Company's investment securities are made through other comprehensive income, a component of stockholders' equity.

Overview of Performance

For the nine and three months ended September 30, 2006, we reported net losses of $5.5 million and $3.9 million, respectively, as compared to net income of $3.4 million and $2.9 million for the comparable periods of 2005. Our revenues were driven largely from interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment) and gain on sale income from loan originations sold to third parties (our “mortgage lending” segment) during the period. The change in net income (loss) is primarily attributed to the recognition loan losses of $4.0 million in our mortgage lending segment which were primarily due to early payment defaults incurred in the Company’s sub-prime lending business which has been substantially discontinued, and partially offset by net income of $1.2 million in our mortgage portfolio management segment. Net income for the nine months ended September 30, 2006 was further impacted by a $0.7 million loss on sale of securitized loans and a $1.0 million realized loss on the sale of impaired investment securities during the first quarter of 2006.

Summary of Operations and Key Performance Measurements

For the nine months ended September 30, 2006, our net income (loss) was partially dependent upon our mortgage portfolio management operations and the net interest income (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio of mortgage loans held for investment, mortgage loans held in securitization trusts and residential mortgage-backed securities in our portfolio management segment.

The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the nine months ended September 30, 2006:

	Amount	Average Outstanding Balance	Effective Rate
		($ in millions)
Interest Income Components:
Interest Income
Investment securities and loans held in securitization trusts	$51.7	$1,326.2	5.20%
Amortization of premium	(1.6)	—	(0.16)%
Total Interest Income	$50.1	$1,326.2	5.04%
Interest Expense
Repurchase agreements	$47.6	$1,248.1	5.03%
Interest rate swaps and caps	(5.2)	—	(0.56)%
Total Interest Expense	$42.4	$1,248.1	4.47%
Net Interest Income	$7.7		0.57%

The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the three months ended September 30, 2006:

	Amount	Average Outstanding Balance	Effective Rate
		($ in millions)
Interest Income Components:
Interest Income
Investment securities and loans held in securitization trusts	$17.6	$1,287.6	5.50%
Amortization of premium	(0.6)	—	(0.22)%
Total Interest Income	$17.0	$1,287.6	5.28%
Interest Expense
Repurchase agreements	$17.0	$1,214.0	5.48%
Interest rate swaps and caps	(1.1)	—	(0.36)%
Total Interest Expense	$15.9	$1,214.0	5.12%
Net Interest Income	$1.1		0.16%

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.

For the nine and three months ended September 30, 2006, our net income (loss) was also partially dependent upon our mortgage lending operations and originations from our mortgage lending segment, which includes the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties. Our mortgage banking activities generate revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers. When we retain a portion of our loan originations for our investment portfolio, we do not realize the gain on sale premiums we would have otherwise recognized had these loans been sold to third parties and such loans retained on our balance sheet at cost. As a result, revenues in our mortgage banking segment are lower than if we sold the loans to third parties and the book value of these assets on our balance sheet, which are accounted for on a cost basis, may differ from their fair market value. We retained $3.1 million and $0.0 million of the loans we originated during the nine and three months ended September 30, 2006.

A breakdown of our loan originations for the nine months ended September 30, 2006 is as follows:

Description	Number of Loans	Aggregate Principal Balance	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size
		($ in millions)

Purchase mortgages	5,064	$1,166.7	59.6%	7.14%	$230,388
Refinancings	2,919	791.7	40.4%	6.96%	271,229
Total	7,983	$1,958.4	100.0%	7.07%	245,322
Adjustable rate or hybrid	2,751	$884.0	45.1%	6.91%	321,340
Fixed rate	5,232	1,074.4	54.9%	7.20%	205,351
Total	7,983	$1,958.4	100.0%	7.07%	245,322
Bankered	6,128	$1,402.5	71.6%	7.18%	228,860
Brokered	1,855	555.9	28.4%	6.79%	299,701
Total	7,983	$1,958.4	100.0%	7.07%	$245,322

A breakdown of our loan originations for the three months ended September 30, 2006 is as follows:

Description	Number of Loans	Aggregate Principal Balance	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size
		($ in millions)

Purchase mortgages	1,664	$364.5	60.5%	7.44%	$219,079
Refinancings	924	238.3	39.5%	7.27%	257,858
Total	2,588	$602.8	100.0%	7.38%	232,925
Adjustable rate or hybrid	797	$238.8	39.6%	7.27%	299,678
Fixed rate	1,791	364.0	60.4%	7.45%	203,220
Total	2,588	$602.8	100.0%	7.38%	232,925
Bankered	2,067	$462.3	76.7%	7.41%	223,658
Brokered	521	140.5	23.3%	7.27%	269,691
Total	2,588	$602.8	100.0%	7.38%	$232,925

The key performance measures for our origination activities are:

•	dollar volume of mortgage loans originated;

•	relative cost of the loans originated;

•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield; and

•	return on our mortgage asset investments and the related management of interest rate risk.

Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Three Months Ended September 30, 2006 Financial Highlights:

•	Net income for the Company’s Mortgage Portfolio Management segment totaled $1.2 million.

•	Consolidated net loss totaled $3.9 million.

•	The Company recognized loan losses of $4.1 million.

•	Declared a third quarter 2006 cash dividend of $0.14 per common share payable on October 26, 2006 to stockholders of record as of October 6, 2006.

Financial Condition

Balance Sheet Analysis - Asset Quality

Investment Portfolio Related Assets

Mortgage Loans Held in Securitization Trusts and Mortgage Loans Held for Investment. Our portfolio consists of adjustable-rate mortgage loans that we originated or purchased opportunistically and that met our investment criteria and portfolio requirements. These loans are classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans. Once securitized into sequentially rated classes, the loans are accounted for as secured financings as defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and are classified as “mortgage loans held in securitization trusts.”

At September 30, 2006, we did not have any mortgage loans held for investment due to the New York Mortgage Trust 2006-1 (“NYMT 2006-1”) securitization transaction of $277.4 million of loans which occurred March 30, 2006 and there was no subsequent retention of originated loans for our investment portfolio. As this securitization was accounted for as a sale, any retained securities we own as a result of the securitization are held as an available for sale investment security.

During 2005, we securitized loan investments in three different securitizations:

•	New York Mortgage Trust 2005-1 (“NYMT 2005-1”), February 25, 2005; $419.0 million of loans

•	New York Mortgage Trust 2005-2 (“NYMT 2005-2), July 28, 2005; $242.9 million of loans

•	New York Mortgage Trust 2005-3 (“NYMT 2005-3), December 20, 2005; $235.0 million of loans

The following table details Mortgage Loans Held in Securitization Trusts at September 30, 2006 (dollar amounts in thousands):

Category	Par Value	Coupon	Carrying Value	Yield

Mortgage Loans Held in Securitization Trusts	$624,528	5.31%	$628,625	6.00%

At September 30, 2006, mortgage loans held in securitization trusts totaled $628.6 million, or 43.3% of total assets as compared to $776.6 million at December 31, 2005. Of this mortgage loan investment portfolio, 100% are traditional or hybrid ARMs and 75.3% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

For loans held in securitizations accounted for as a financing, we are exposed to credit risk on the underlying mortgage loans. The same is true for loans in a securitization accounted for as a sale and for which we own the most subordinate class of securities. The following table sets forth the composition of our loans held in securitization trusts as of September 30, 2006.

Characteristics of Our Mortgage Loans Held in Securitization Trusts (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value

Mortgage loans held in securitization trusts	1,346	$624,528	$628,625
Mortgage loans sold in REMIC trusts	470	257,879	—
Total loans with credit risk exposure	1,816	$882,407	$628,625

	Average	High	Low

General Loan Characteristics
Original Loan Balance	$499	$3,500	$25
Coupon Rate	5.60%	8.13%	3.00%
Gross Margin	2.36%	7.01%	1.13%
Lifetime Cap	11.13%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	344	354	310

Percentage

Arm Loan Type
Traditional ARMs	3.0%
2/1 Hybrid ARMs	3.9%
3/1 Hybrid ARMs	18.9%
5/1 Hybrid ARMs	72.3%
7/1 Hybrid ARMs	1.9%
Total	100.0%
Percent of ARM loans that are interest only	75.3%
Weighted average length of interest only period	7.9 years

Percentage

Traditional ARMs - Periodic Caps
None	62.2%
1%	10.6%
Over 1%	27.2%
Total	100.0%

Percentage

Hybrid ARMs - Initial Cap
3.00% or less	17.0%
3.01%-4.00%	7.5%
4.01%-5.00%	74.4%
5.01%-6.00%	1.1%
Total	100.0%

Percentage

FICO Scores
650 or less	3.9%
651 to 700	17.6%
701 to 750	34.0%
751 to 800	40.8%
801 and over	3.7%
Total	100.0%
Average FICO Score	737

Percentage

Loan to Value (LTV)
50% or less	9.7%
50.01%-60.00%	8.8%
60.01%-70.00%	28.0%
70.01%-80.00%	51.2%
80.01% and over	2.3%
Total	100.0%
Average LTV	69.5%

Percentage

Property Type
Single Family	53.4%
Condominium	22.0%
Cooperative	8.5%
Planned Unit Development	13.0%
Two to Four Family	3.1%
Total	100.0%

Percentage

Occupancy Status
Primary	85.6%
Secondary	10.3%
Investor	4.1%
Total	100.0%

Percentage

Documentation Type
Full Documentation	69.5%
Stated Income	21.1%
Stated Income/Stated Assets	7.9%
No Documentation	0.9%
No Ratio	0.6%
Total	100.0%

Percentage

Loan Purpose
Purchase	57.6%
Cash out refinance	25.7%
Rate & term refinance	16.7%
Total	100.0%

Percentage

Geographic Distribution: 5% or more in any one state
NY	25.4%
MA	14.3%
CA	7.8%
Other (less than 5% individually)	52.5%
Total	100.0%

Delinquency Status

As of September 30, 2006, we had seven delinquent loans totaling $6.4 million categorized as mortgage loans held in securitization trusts as compared to four delinquent loans totaling $2.0 million at December 31, 2005. The table below shows delinquencies in our loan portfolio as of September 30, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	3	$3,686	0.59%
61-90	1	193	0.03%
90+	3	$2,569	0.41%

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

We establish an allowance for loan losses based on our estimate of credit losses inherent in the Company’s investment portfolio of residential loans held for investment. Our portfolio of mortgage loans held for investment is collectively evaluated for impairment as the loans are homogeneous in nature. The allowance is based upon management’s assessment of various factors affecting our mortgage loan portfolio, including current economic conditions, the makeup of the portfolio based on credit grade, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors that management believes warrant consideration. The allowance is maintained through ongoing provisions charged to operating income and is reduced by loans that are charged off. Determining the allowance for loan losses is subjective in nature due to the estimation required and the potential for imprecision. As of September 30, 2006 and December 31, 2005 our allowance for loan losses totaled $12,000.

Investment Securities - Available for Sale. Our securities portfolio consists of agency securities or AAA-rated residential mortgage-backed securities. At September 30, 2006, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following table sets forth the credit characteristics of our securities portfolio as of September 30, 2006.

Characteristics of Our Investment Securities (dollar amounts in thousands):

	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Credit
Agency REMIC Floaters	FNMA/FHLMC/GNMA	$178,389	$178,991	34%	6.68%	6.56%
Private Label Floaters	AAA	27,574	27,500	5%	6.11%	6.28%
Private Label ARMs	AAA	296,201	293,237	56%	4.81%	6.03%
NYMT Retained Securities	AAA-BBB	22,342	22,229	4%	5.65%	6.47%
NYMT Retained Securities	Below Investment Grade	2,769	2,012	1%	5.68%	19.49%
Total/Weighted Average		$527,275	$523,969	100%	5.55%	6.32%

The following table sets forth the interest rate repricing characteristics of our securities portfolio as of September 30, 2006 (dollar amounts in thousands):

Interest Rate Repricing	Carrying Value	% of Portfolio	Weighted Average Coupon

< 6 Months	$212,513	41%	6.60%
< 24 Months	43,703	8%	4.91%
< 60 Months	267,753	51%	4.87%
Total	$523,969	100%	5.57%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at September 30, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC Floaters	$178,991	6.56%	$—		$—	—	$178,991	6.56%
Private Label Floaters	27,500	6.28%	—	—	—	—	27,500	6.28%
Private Label ARMs	—	—	43,703	6.45%	249,534	6.05%	293,237	6.11%
NYMT Retained Securities	6,022	7.15%	—	—	18,219	6.93%	24,241	6.99%
Total	$212,513	6.54%	$43,703	6.45%	$267,753	6.12%	$523,969	6.32%

Mortgage Lending Related Assets

Mortgage Loans Held for Sale. Mortgage loans that we have originated, but do not intend to hold for investment, are held pending sale to investors and are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $109.2 million at September 30, 2006 as compared to $108.3 million at December 31, 2005. At September 30, 2006, the Company incurred a charge of $1.7 million related to specific loans that have been deemed permanently impaired and have adjusted these loans to their respective fair markets values. There was no such charge incurred at December 31, 2005. We use warehouse lines of credit and loan aggregation facilities to finance our mortgage loans held for sale. The change in mortgage loans held for sale resulted from such factors as loan production, seasonality and our investors’ ability to purchase loans on a timely basis.

Due from Purchasers. We had amounts due from loan purchasers totaling $133.0 million at September 30, 2006 as compared to $121.8 million at December 31, 2005. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped but for which payment has not yet been received at period end. The change was primarily due to such factors as loan production, seasonality and our investors’ ability to purchase loans on a timely basis.

Escrow Deposits - Pending Loan Closings. We had escrow deposits pending loan closing of $1.6 million at September 30, 2006 as compared to $1.4 million at December 31, 2005. Escrow deposits pending loan closings are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

Non-Loan or Investment Assets

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $6.9 million at September 30, 2006 versus $9.1 million at December 31, 2005.

Prepaid and Other Assets. Prepaid and other assets totaled $27.1 million as of September 30, 2006 versus $16.5 million at December 31, 2005. Prepaid and other assets as of September 30, 2006 consisted primarily of a deferred tax benefit of $18.4 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria. With respect to these loans, at September 30, 2006, the Company incurred a charge of $0.4 million related to specific loans that have been deemed permanently impaired and have adjusted these loans to their respective fair markets values.

Property and Equipment, Net - Property and equipment totaled $6.8 million as of September 30, 2006 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments. We have arrangements to enter into repurchase agreements, a form of collateralized borrowings, with 23 different financial institutions providing a total line capacity of $5.3 billion. As of September 30, 2006 and December 31, 2005, there were $0.9 billion and $1.2 billion, respectively, of outstanding borrowings under our repurchase agreements. Our repurchase agreements typically have terms of less than three months. As of September 30, 2006, the current weighted average interest rate on our borrowings under these financing facilities was 5.34%.

Financing Arrangements, Mortgage Loans Held for Sale/for Investment. We had debt outstanding on our financing facilities that finance our mortgage loans held for sale and mortgage loans held for investment of $208.3 million at September 30, 2006 as compared to $225.2 million at December 31, 2005. As of September 30, 2006, the current weighted average borrowing rate on these financing facilities is 6.19%. The fluctuations in mortgage loans - held-for-sale and short-term borrowings was affected by lower loan origination volume and an increase in loans we have sold outright.

Collateralized Debt Obligations. The Company has issued collateralized debt obligations (or CDOs) through an “on balance sheet” securitization secured by ARM loans pledged as collateral. For financial recording purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDOs are recorded as the Company’s debt. The transaction includes an amortizing interest rate cap contract with a notional amount of $198.4 million at September 30, 2006 and a notional amount of $230.6 million at December 31, 2005 which is recorded as an asset of the Company. The interest rate cap limits the interest rate exposure on these transactions. As of September 30, 2006 and December 31, 2005, we have CDOs outstanding of $203.6 million and $228.2 million, respectively. As of September 30, 2006 the current weighted average interest rate on these CDOs was 5.70%. The CDOs are collateralized by ARM loans with a principal balance of $210.8 million.

Subordinated Debentures. As of September 30, 2006, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.12% at September 30, 2006). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

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

We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” To this end, terms of the hedges are matched closely to the terms of hedged items.

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006	December 31, 2005

Derivative Assets:
Interest rate caps	$2,179	$3,340
Interest rate swaps	717	6,383
Interest rate lock commitments - loan commitments	136	123
Interest rate lock commitments - mortgage loans held for sale	370	—
Total derivative assets	$3,402	$9,846
Derivative Liabilities:
Forward loan sale contracts - loan commitments	(71)	(38)
Forward loan sale contracts - mortgage loans held for sale	(130)	(18)
Forward loan sale contracts - TBA securities	(485)	(324)
Interest rate lock commitments - mortgage loans held for sale	—	(14)
Total derivative liabilities	$(686)	$(394)

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2006 was $80.7 million and included $5.6 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive income as compared to Stockholders’ equity at December 31, 2005 of $101.0 million.

Securitizations

For the three months ended September 30, 2006 we did not complete any securitizations. As previously reported on March 30, 2006, we completed the securitization of approximately $277.4 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. We accounted for this securitization as a non-recourse sale in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

Prepayment Experience

For the nine and three months ended September 30, 2006, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 21% and 20% respectively, as compared to 30% and 30% for the comparable periods of 2005 and 27% for the year ended December 31, 2005. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

In its October 24, 2006 Mortgage Finance Forecast, the MBA estimated that closed loan originations in the industry remained static from 2004 to 2005. A decline in the overall volume of closed loan originations, which has been forecasted by the MBA for 2006, may have a negative effect on our loan origination volume and net income.

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

The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. In addition, the type of loan production is an important factor in recognizing gain on sale premiums. Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties. The following table summarizes our loan production for the quarters ended September 30, 2006, June 30, 2006, March 31, 2006 and each quarter of 2005.

	Number of Loans	Aggregate Principal Balance	Percentage of Total Principal	Weighted Average Interest Rate	Average Principal Balance	Weighted Average
						LTV	FICO
		($ in millions)

2006:
Third Quarter
ARM	794	$237.6	39.4%	7.27%	$299,209	72.8	704
Fixed-rate	1,709	351.1	58.2%	7.48%	205,433	75.6	711
Subtotal-non-FHA	2,503	588.7	97.6%	7.39%	235,180	74.5	708
FHA - ARM	3	1.2	0.2%	6.06%	423,701	96.1	681
FHA - fixed-rate	82	12.9	2.2%	6.61%	157,096	95.7	652
Subtotal - FHA	85	14.1	2.4%	6.56%	166,506	95.7	654
Total ARM	797	238.8	39.6%	7.27%	299,678	72.9	704
Total fixed-rate	1,791	364.0	60.4%	7.45%	203,220	76.4	709
Total Originations	2,588	$602.8	100.0%	7.38%	$232,925	75.0	707

Purchase mortgages	1,594	$352.6	58.5%	7.47%	$221,215	79.0	718
Refinancings	909	236.1	39.1%	7.28%	259,670	67.8	693
Subtotal-non-FHA	2,503	588.7	97.6%	7.39%	235,180	74.5	708
FHA - purchase	70	11.9	2.0%	6.50%	170,453	96.5	664
FHA - refinancings	15	2.2	0.4%	6.84%	148,087	91.4	604
Subtotal - FHA	85	14.1	2.4%	6.56%	166,506	95.7	654
Total purchase	1,664	364.5	60.5%	7.44%	219,079	79.5	716
Total refinancings	924	238.3	39.5%	7.27%	257,858	68.0	692
Total Originations	2,588	$602.8	100.0%	7.38%	$232,925	75.0	707

Second Quarter
ARM	1,021	$352.4	47.5%	6.83%	$345,116	72.2	711
Fixed-rate	1,687	358.8	48.4%	7.21%	212,710	75.1	713
Subtotal-non-FHA	2,708	711.2	95.9%	7.02%	262,631	73.7	712
FHA - ARM	7	1.7	0.2%	5.60%	242,250	95.8	608
FHA - fixed-rate	170	28.9	3.9%	6.32%	169,950	93.3	662
Subtotal - FHA	177	30.6	4.1%	6.28%	172,809	93.4	659
Total ARM	1,028	354.1	47.7%	6.82%	344,415	72.3	711
Total fixed-rate	1,857	387.7	52.3%	7.14%	208,795	76.5	709
Total Originations	2,885	$741.8	100.0%	6.99%	$257,120	74.5	710

Purchase mortgages	1,792	$434.7	58.6%	7.10%	$242,591	78.7	720
Refinancings	916	276.5	37.3%	6.89%	301,836	65.8	698
Subtotal-non-FHA	2,708	711.2	95.9%	7.02%	262,631	73.7	712
FHA - purchase	108	19.2	2.6%	6.23%	178,164	96.6	669
FHA - refinancings	69	11.4	1.5%	6.38%	164,429	88.0	642
Subtotal - FHA	177	30.6	4.1%	6.28%	172,809	93.4	659
Total purchase	1,900	453.9	61.2%	7.07%	238,929	79.4	718
Total refinancings	985	287.9	38.8%	6.87%	292,210	66.7	696
Total Originations	2,885	$741.8	100.0%	6.99%	$257,120	74.5	710

First Quarter
ARM	924	$290.6	47.4%	6.71%	$314,555	71.6	705
Fixed-rate	1,442	299.2	48.8%	7.06%	207,519	73.3	712
Subtotal-non-FHA	2,366	589.8	96.2%	6.89%	249,320	72.5	709
FHA - ARM	2	0.5	0.0%	5.57%	228,253	93.0	646
FHA - fixed-rate	142	23.5	3.8%	6.13%	165,161	92.7	650
Subtotal - FHA	144	24.0	3.8%	6.12%	166,037	92.7	650
Total ARM	926	291.1	47.4%	6.71%	314,369	71.7	705
Total fixed-rate	1,584	322.7	52.6%	6.99%	203,722	74.7	708
Total Originations	2,510	$613.8	100.0%	6.86%	$244,542	73.2	706

Purchase mortgages	1,430	$335.5	54.8%	6.94%	$234,600	77.2	722
Refinancings	936	254.3	41.4%	6.81%	271,809	66.2	692
Subtotal-non-FHA	2,366	589.8	96.2%	6.89%	249,320	72.5	709
FHA - purchase	70	12.7	2.0%	6.07%	181,325	96.4	655
FHA - refinancings	74	11.3	1.8%	6.17%	151,576	88.6	645
Subtotal - FHA	144	24.0	3.8%	6.12%	166,037	92.7	650
Total purchase	1,500	348.2	56.8%	6.91%	232,144	77.9	719
Total refinancings	1,010	265.6	43.2%	6.78%	263,000	67.1	690
Total Originations	2,510	$613.8	100.0%	6.86%	$244,542	73.2	706

	Number of Loans	Aggregate Principal Balance	Percentage of Total Principal	Weighted Average Interest Rate	Average Principal Balance	Weighted Average
						LTV	FICO
		($ in millions)

2005:
Fourth Quarter
ARM	1,321	$452.5	55.0%	6.33%	$342,551	71.9	700
Fixed-rate	1,617	343.7	41.8%	6.79%	212,524	72.2	712
Subtotal-non-FHA	2,938	796.2	96.8%	6.53%	270,987	72.1	705
FHA - ARM	1	0.2	0.0%	5.80%	157,545	84.6	655
FHA - fixed-rate	194	26.5	3.2%	6.06%	136,820	93.5	639
Subtotal - FHA	195	26.7	3.2%	6.06%	136,927	93.4	639
Total ARM	1,322	452.7	55.0%	6.33%	342,411	72.0	700
Total fixed-rate	1,811	370.2	45.0%	6.74%	204,414	73.7	707
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Purchase mortgages	1,949	$426.8	51.9%	6.73%	$218,995	78.5	716
Refinancings	989	369.4	44.9%	6.29%	373,447	64.5	692
Subtotal-non-FHA	2,938	796.2	96.8%	6.53%	270,987	72.1	705
FHA - purchase	38	6.1	0.7%	6.40%	161,278	97.4	649
FHA - refinancings	157	20.6	2.5%	5.95%	131,033	92.1	636
Subtotal - FHA	195	26.7	3.2%	6.06%	136,927	93.4	639
Total purchase	1,987	432.9	52.6%	6.72%	217,891	78.8	715
Total refinancings	1,146	390.0	47.4%	6.28%	340,237	66.0	689
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Third Quarter
ARM	1,727	$513.3	51.2%	6.10%	$297,213	73.8	705
Fixed-rate	1,946	392.2	39.1%	6.43%	201,537	73.2	717
Subtotal-non-FHA	3,673	905.5	90.3%	6.25%	246,522	73.5	710
FHA - ARM	4	0.8	0.1%	5.80%	217,202	94.7	642
FHA - fixed-rate	700	95.9	9.6%	5.72%	136,954	92.9	633
Subtotal - FHA	704	96.7	9.7%	5.72%	137,410	93.0	633
Total ARM	1,731	514.1	51.3%	6.10%	297,028	73.8	705
Total fixed-rate	2,646	488.1	48.7%	6.29%	184,451	77.1	700
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Purchase mortgages	2,568	$558.1	55.7%	6.39%	$217,314	78.1	719
Refinancings	1,105	347.4	34.6%	6.01%	314,402	66.2	696
Subtotal-non-FHA	3,673	905.5	90.3%	6.25%	246,522	73.5	710
FHA - purchase	71	11.7	1.2%	6.05%	165,045	96.3	659
FHA - refinancings	633	85.0	8.5%	5.67%	134,310	92.5	630
Subtotal - FHA	704	96.7	9.7%	5.72%	137,410	93.0	633
Total purchase	2,639	569.8	56.9%	6.38%	215,908	78.5	718
Total refinancings	1,738	432.4	43.1%	5.94%	248,811	71.4	683
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

	Number of Loans	Aggregate Principal Balance	Percentage of Total Principal	Weighted Average Interest Rate	Average Principal Balance	Weighted Average
						LTV	FICO
		($ in millions)

Second Quarter
ARM	1,839	$537.9	57.2%	5.90%	$292,482	72.7	709
Fixed-rate	1,777	337.1	35.9%	6.47%	189,732	72.7	718
Subtotal-non-FHA	3,616	875.0	93.1%	6.12%	241,988	72.7	712
FHA - ARM	30	4.8	0.5%	5.34%	159,088	93.7	611
FHA - fixed-rate	449	59.9	6.4%	5.97%	133,408	92.6	624
Subtotal - FHA	479	64.7	6.9%	5.92%	135,016	92.7	623
Total ARM	1,869	542.7	57.7%	5.89%	290,341	72.8	708
Total fixed-rate	2,226	397.0	42.3%	6.39%	178,371	75.7	704
Total Originations	4,095	$939.7	100.0%	6.10%	$229,475	74.0	706

Purchase mortgages	2,652	$587.8	62.6%	6.21%	$221,657	76.4	720
Refinancings	964	287.2	30.5%	5.94%	297,918	65.1	695
Subtotal-non-FHA	3,616	875.0	93.1%	6.12%	241,988	72.7	712
FHA - purchase	85	13.9	1.5%	5.99%	163,693	96.3	644
FHA - refinancings	394	50.8	5.4%	5.91%	128,829	91.7	617
Subtotal - FHA	479	64.7	6.9%	5.92%	135,016	92.7	623
Total purchase	2,737	601.7	64.1%	6.20%	219,857	76.8	719
Total refinancings	1,358	338.0	35.9%	5.93%	248,860	69.1	684
Total Originations	4,095	$939.7	100.0%	6.10%	$228,973	74.0	706

First Quarter
ARM	1,313	$355.3	52.8%	5.61%	$270,603	72.7	708
Fixed-rate	1,274	247.8	36.9%	6.31%	194,541	71.4	719
Subtotal-non-FHA	2,587	603.1	89.7%	5.90%	233,145	72.2	712
FHA - ARM	59	9.5	1.4%	5.10%	160,093	93.8	648
FHA - fixed-rate	462	59.9	8.9%	5.85%	129,756	92.2	635
Subtotal - FHA	521	69.4	10.3%	5.75%	133,191	92.4	637
Total ARM	1,372	364.8	54.2%	5.60%	265,851	73.2	706
Total fixed-rate	1,736	307.7	45.8%	6.22%	177,299	75.5	703
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

Purchase mortgages	1,717	$365.9	54.4%	6.03%	$213,081	76.2	723
Refinancings	870	237.2	35.3%	5.69%	272,743	66.0	696
Subtotal-non-FHA	2,587	603.1	89.7%	5.90%	233,145	72.2	712
FHA - purchase	95	15.1	2.2%	5.66%	158,699	97.2	672
FHA - refinancings	426	54.3	8.1%	5.78%	127,503	91.0	627
Subtotal - FHA	521	69.4	10.3%	5.75%	133,191	92.4	637
Total purchase	1,812	381.0	56.6%	6.02%	210,230	77.0	721
Total refinancings	1,296	291.5	43.4%	5.71%	225,002	70.7	683
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

In addition to market trends affecting loan origination volume, loan origination volume and other operational and financial performance results are primarily dependent on the number of loan origination offices and our level of staffing at these offices. Our personnel costs are largely variable in that loan origination personnel are paid commissions on loan production volume and the related operations personnel costs are somewhat variable in terms of having flexibility to scale operations based on volume levels. Our staffing levels also have a high correlation to levels of expense for marketing and promotion expense, office supplies, data processing and travel and entertainment expenses. Likewise, the number of offices and branches that we operate has a high correlation to occupancy and equipment expense.

Results of Operations - Comparison of the Nine and Three Months Ended September 30, 2006, and September 30, 2005

Net Income - Overview

Comparative Net Income

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands except per share data)

Net (loss) income	$(5,486)	$3,368	(262.9)%
Earnings (loss) per share (basic)	$(0.31)	$0.19	(263.2)%
Earnings (loss) per share (diluted)	$(0.31)	$0.19	(263.2)%

	For the Three Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands except per share data)

Net (loss) income	$(3,868)	$2,859	(235.3)%
Earnings per share (basic)	$(0.21)	$0.16	(231.3)%
Earnings per share (diluted)	$(0.21)	$0.16	(231.3)%

For the nine and three months ended September 30, 2006, we reported a net loss of $5.5 million and $3.9 million respectively, as compared to net income of $3.4 million and $2.9 million for the respective periods of 2005. Our revenues are driven largely from interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment) and gain on sale income from loan originations sold to third parties (our “mortgage lending” segment) during the period. The change in net income was attributed to a decrease in gain on sale income and net interest income from our investment portfolio. Additionally, the recognition in our mortgage lending segment of $4.1 million in loan losses, which were primarily due to early payment defaults incurred in the Company’s sub-prime lending business which has been substantially discontinued, and partially offset by net income of $1.2 million in our mortgage portfolio management segment.

Comparative Net Interest Income

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands)

Interest income	$62,205	$56,484	10.1%
Interest expense	54,260	42,380	28.0%
Net interest income	$7,945	$14,104	(43.7)%

	For the Three Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands)

Interest income	$20,878	$19,698	6.0%
Interest expense	20,096	16,159	24.4%
Net interest income	$782	$3,539	(77.9)%

Net interest income contributed $7.9 million, and $0.8 million to total revenues for the nine and three months ended September 30, 2006 and 2005, respectively, as compared to net interest income of $14.1 million and $3.5 million for the respective periods of 2005. Net interest income for the nine and three months ended September 30, 2006 as compared to the same periods of 2005, was lower as a result of narrowed interest spreads that resulted from short-term interest rates on our financing facilities rising more quickly than the long-term interest rates on our interest earning assets.

Non-interest related expenses were lower for the nine and three months ended September 30, 2006, relative to the same periods of 2005, primarily as a result of a reduction production volume and to a lesser degree amortized compensation expense related to retention bonuses and performance stock grants issued in connection with our hiring and retention of former GRL branch employees in November 2004 and a reduction in support and back-office personnel. For the nine and three months ended September 30, 2006, such expenses were $39.9 million and $11.7 million, respectively, as compared to $47.8 million and $14.7 million for the respective periods of 2005.

Comparative Other Non-Interest Related Expense

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands)

Other non-interest related expenses	$39,916	$47,833	(16.6)%

	For the Three Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands)

Other non-interest related expenses	$11,684	$14,689	(20.5)%

Net Interest Income. The following tables summarize the changes in net interest income for the nine and three months ended September 30, 2006 and 2005:

Yields Earned on Mortgage Loans and Securities and Rates on Financial Arrangements
(dollar amounts in thousands unless otherwise noted)

	The Nine Months Ended September 30, 2006			The Nine Months Ended September 30, 2005
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ in millions)			($ in millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$1,321.9	$51,682	5.21%	$1,354.9	$45,403	4.47%
Loans held for investment	—	—	—	142.0	5,388	5.06%
Loans held for sale	220.5	12,155	7.35%	308.4	10,573	4.57%
Amortization of net premium	6.1	(1,632)	(0.16)%	15.2	(4,880)	(0.42)%
Interest income	$1,548.5	$62,205	5.38%	$1,820.5	$56,484	4.15%
Interest Expense:
Investment securities and loans held in the securitization trusts	$1,248.7	$42,320	4.47%	$1,292.9	$30,090	3.07%
Loans held for investment	—	—	—	138.6	3,911	3.72%
Loans held for sale	215.2	9,284	5.69%	302.0	7,284	3.18%
Subordinated debentures	45.0	2,656	7.78%	20.5	1,095	7.06%
Interest expense	$1,508.9	$54,260	4.74%	$1,754.0	$42,380	3.19%
Net interest income	$39.6	$7,945	0.64%	$66.5	$14,104	0.96%

	The Three Months Ended September 30, 2006			The Three Months Ended September 30, 2005
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ in millions)			($ in millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$1,281.3	$17,632	5.50%	$1,348.4	$15,560	4.62%
Loans held for investment	—	—	—	131.0	1,783	5.45%
Loans held for sale	224.0	3,880	6.93%	316.0	4,473	5.66%
Amortization of net premium	6.4	(634)	(0.22)%	14.7	(2,118)	(0.45)%
Interest income	$1,511.6	$20,878	5.53%	$1,810.1	$19,698	4.35%
Interest Expense:
Investment securities and loans held in the securitization trusts	$1,214.4	$15,882	5.12%	$1,296.1	$10,751	3.25%
Loans held for investment	—	—	—	126.0	1,366	4.24%
Loans held for sale	218.0	3,337	5.99%	310.0	3,441	4.34%
Subordinated debentures	45.0	877	7.80%	31.7	601	7.43%
Interest expense	$1,477.4	$20,096	5.33%	$1,763.8	$16,159	3.58%
Net interest income	$34.2	$782	0.20%	$46.3	$3,539	0.77%

For our portfolio investments of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread for each quarter since we began our portfolio investment activities is as follows:

As of the Quarter Ended	Average Interest Earning Assets	Historical Weighted Average Coupon	Yield on Interest Earning Assets	Cost of Funds Net of Hedging	Net Interest Spread
	($ in millions)

September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%
June 30, 2006	1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Gain on Sales of Mortgage Loans. The following tables summarize the gain on sales of mortgage loans for each of the nine and three month periods ended September 30, 2006 and 2005:

Gain on Sales of Mortgage Loans

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands)
Originations
Total bankered loan volume	$1,402,457	$2,179,946	(35.7)%
Total bankered loan volume - units	6,128	9,908	(38.2)%

Bankered originations retained for securitization	$69,739	$456,028	(84.7)%
Bankered originations retained for securitization - units	134	1,067	(87.4)%

Net bankered loan volume	$1,332,718	$1,723,918	(22.7)%
Net bankered loan volume - units	5,994	8,841	(32.2)%

Shipped
Total bankered loan volume	$1,411,837	$2,148,778	(34.3)%
Total bankered loan volume - units	6,082	9,820	(38.1)%

Bankered originations retained for securitization	$69,739	$456,028	(84.7)%
Bankered originations retained for securitization - units	134	1,067	(87.4)%

Net bankered loan volume	$1,342,098	$1,692,750	(20.7)%
Net bankered loan volume - units	5,948	8,753	(32.0)%

Gain on sales of mortgage loans	$14,399	$21,634	(33.4)%
Average gain on sale premium	1.36%	2.07%	(34.3)%

Gain on Sales of Mortgage Loans

	For the Three Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands)
Originations
Total bankered loan volume	$462,300	$843,382	(45.2)%
Total bankered loan volume - units	2,067	3,797	(45.6)%

Bankered originations retained for securitization	$—	$152,739	(100.0)%
Bankered originations retained for securitization - units	—	341	(100.0)%

Net bankered loan volume	$462,300	$690,643	(33.1)%
Net bankered loan volume - units	2,067	3,456	(40.2)%

Shipped
Total bankered loan volume	$447,437	$816,017	(45.2)%
Total bankered loan volume - units	1,983	3,682	(46.1)%

Bankered originations retained for securitization	$—	$152,739	(100.0)%
Bankered originations retained for securitization - units	—	341	(100.0)%

Net bankered loan volume	$447,437	$663,278	(32.5)%
Net bankered loan volume - units	1,983	3,341	(40.6)%

Gain on sales of mortgage loans	$4,348	$8,985	(51.6)%
Average gain on sale premium	1.48%	2.05%	(27.8)%

The decrease in bankered loan volumes during the nine and three month periods ended September 30, 2006 was due to decreased industry-wide loan origination volume, partially in response to increased interest rates relative to the prior comparable period.

While bankered loan volumes have decreased, the gain on sales of mortgage loans have also decreased due to lower net market spreads as a result of lower premiums when sold to third parties.

Loan losses- During the three and nine months ended September 30, 2006 the Company recognized loan losses of $4.1 million.  Of this amount, $2.1 million in permanent impairment charges were recorded, consisting of $1.7 million in Mortgage Loans Held for Sale and $0.4 million in other loans carried in Prepaid and Other Assets. This write down of specific loans to fair value is reflected in the Company’s balance sheet at September 30, 2006.  The Company also recorded a charge of $1.2 million for interest, premium recapture, fees and contingencies related to loan repurchases. Additionally, the Company took a loan loss charge of $0.8 million for repurchased loans that were sold during the period. There were no such charges during the nine and three month periods ended September 30, 2005.

Brokered Loan Fees. The following tables summarize brokered loan volume, fees and related expenses for the nine and three month periods ended September 30, 2006 and 2005:

Brokered Loan Fees and Brokered Loan Expense

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands)

Total brokered loan volume	$555,945	$434,508	27.9%
Total brokered loan volume - units	1,855	1,672	10.9%

Brokered loan fees	$8,672	$7,181	20.8%
Brokered loan expenses	$6,609	$5,689	16.2%

	For the Three Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in thousands)

Total brokered loan volume	$140,509	$158,832	(11.5)%
Total brokered loan volume - units	521	580	(10.2)%

Brokered loan fees	$2,402	$2,647	(9.3)%
Brokered loan expenses	$1,674	$1,483	12.9%

The increase in brokered loan volume for the nine and three month periods ended September 30, 2006 relative to the comparable periods of the prior year, is due to higher originations of loan product offerings which the Company does not banker either due to the product’s higher credit risk profile (for example, sub-prime loans and option ARM loans) or other characteristics of the brokered production which preclude bankering the loan. The increase in brokered loan fees and expenses are consistent with the related increase in brokered loan volume.

Gain on sale of securities and related hedges. During the nine and three month periods ended September 30, 2006, we had a loss of $0.5 million and a gain of $0.4 million, respectively, on the sale of securities and related hedges as compared to gains of $2.2 million and $1.3 million for the respective periods of 2005.

Loss on sale of current period securitized loans. During the nine month period ended September 30, 2006, the Company recognized a loss of $0.7 million on the NYMT-2006-1 securitization of residential mortgage loans. There was no such transaction during the nine and three month periods ended September 30, 2005.

Expenses

Most of our expenses are directly correlated to our staffing levels and our number of offices:

	As of September 30,
	2006	2005	% Change
	(dollar amounts in millions)

Loan officers	378	365	3.6%
Other employees	307	492	(37.6)%
Total employees	685	857	(20.1)%

Number of sales locations	50	66	(24.2)%

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in millions)

Salaries and benefits	$17.7	$23.9	(25.9)%
Occupancy and equipment	3.9	5.0	(22.0)%
Marketing and promotion	1.6	3.9	(59.0)%
Data processing and communications	1.9	1.8	5.6%
Office supplies and expenses	1.5	1.9	(21.1)%
Travel and entertainment	0.4	0.7	(42.9)%
Depreciation and amortization	1.6	1.1	45.5%

	For the Three Months Ended September 30,
	2006	2005	% Change
	(dollar amounts in millions)

Salaries and benefits	$5.4	$7.3	(26.0)%
Occupancy and equipment	1.3	1.3	—
Marketing and promotion	0.4	1.3	(69.2)%
Data processing and communications	0.5	0.6	(16.7)%
Office supplies and expenses	0.4	0.7	(42.9)%
Travel and entertainment	0.1	0.3	(66.7)%
Depreciation and amortization	0.5	0.3	66.7%

Except as noted below, the category percentage changes noted above also have a trend correlation to the 25.1% and 39.9% decreases in loan origination volume experienced during the nine and three month periods ended September 30, 2006 relative the comparable periods of 2005.

Salaries and Benefits. During the nine and three month periods ended September 30, 2006, we had salaries and benefits expense of $17.7 million and $5.4 million, respectively, as compared to $23.9 million and $7.3 million for the comparable periods of 2005, a decrease of 25.9% and 26.0%, respectively. The decrease was primarily due to a reduction in employee head count and reduction in benefits costs.

Occupancy and Equipment. During the nine and three month periods ended September 30, 2006, we had occupancy and equipment expense of $3.9 million and $1.3, respectively, as compared to $5.0 million and $1.3 million for the comparable periods of 2005, a decrease of 22.0% for the comparable nine month periods and unchanged for the comparable three month periods. The decrease was primarily due to a non-cash charge-off of $0.8 million in the first quarter of 2005 related to our sublet of our former headquarters at terms below our contractual obligations for the premises.

Marketing and Promotion. During the nine and three month periods ended September 30, 2006, we had marketing and promotion expense of $1.6 million and $0.4 million, respectively, as compared to $3.9 million and $1.3 million for the comparable periods of 2005, a decrease of 59.0% and 69.2%, respectively. For the nine and three month periods ended September 30, 2005, marketing and promotion expenses were higher relative to the same period of 2006 in order to promote newly-opened loan origination offices and the corresponding hiring of additional loan origination personnel, particularly related to our acquisition of the GRL branches in mid-November 2004.

Data Processing and Communications. During the nine and three month periods ended September 30, 2006, we had data processing and communications expense of $1.9 million and $0.5 million, respectively, as compared to $1.8 million and $0.6 million for the comparable periods of 2005, an increase of 5.5% and a decrease of 16.7%, respectively. The nine month increase was primarily due to increased expenditures for upgrading hardware for our new loan operating system and hardware and software purchases to enhance computer security during 2006. These expenditures began to decline in the three months ended September 30, 2006 contributing to the decrease from the comparable three months of 2005.

Travel and Entertainment. During the nine and three month periods ended September 30, 2006, we had travel and entertainment expense of $0.4 million and $0.1 million, respectively, as compared to $0.7 and $0.3 for the comparable periods of 2005, a decrease of 42.9% and 66.7%, respectively. The decrease was due to the cost of a special corporate travel function that rewarded the top producers of our newly acquired GRL personnel in the first quarter of 2005.

Professional Fees Expense. During the nine and three month periods ended September 30, 2006, we had professional fees expense of $3.3 million and $0.8 million, respectively, as compared to $2.8 million and $1.0 million for the comparable periods of 2005, an increase of 17.9% and a decrease of 20.0%, respectively. The increase was primarily due to increases in association dues, professional costs related to compliance with the Sarbanes-Oxley Act of 2002 and increases in accounting and tax services. The comparable three month period decrease was due to increased Sarbanes-Oxley Act related costs in the three month period ended September 30, 2005.

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

We believe our existing cash balances and funds available under our credit facilities and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed these on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash in most circumstances. In the event we expand our mortgage origination operations we may have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings to fund that expansion. At September 30, 2006, we had no commitments for any additional financings, and we cannot ensure that we will be able to obtain any future additional financing at the times required and on terms and conditions acceptable to us.

To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. Our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity, at September 30, 2006, was 17 to 1. We, and the providers of our finance facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at September 30, 2006 as a form of equity which would result in an adjusted leverage ratio of 10 to 1.

Under our warehouse facilities, we have arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions with total borrowing capacity of $5.3 billion; as of September 30, 2006 we had borrowed from seven of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2006 we had $887.0 million in outstanding repurchase agreements under our warehouse facilities. Under these repurchase agreements the financial institutions lend money versus the market value of our mortgage-backed securities portfolio, and, accordingly, an increase in interest rates can have a negative impact on the valuation of these securities, resulting in a potential margin call from the financial institution. We monitor the market valuation fluctuation as well as other liquidity needs to ensure there is adequate collateral available to meet any additional margin calls or liquidity requirements.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At September 30, 2006 we had $285.0 million in interest rate swaps outstanding with five different financial institutions. The weighted average maturity of the swaps was 785 days at September 30, 2006. The impact of the interest rate swaps extends the maturity of the repurchase agreements to nine months.

To originate a mortgage loan, we may draw against a $200.0 million master repurchase facility with Credit Suisse Capital, LLC, or CSFB, a master repurchase facility with Greenwich Capital for $250 million and a $300 million facility with Deutsche Bank Structured Products, Inc. Under these agreements, the counterparty provides financing to us for the origination or acquisition of certain mortgage loans, which then will be sold to third parties or contributed for future securitization to one or more trusts or other entities sponsored by us or an affiliate. We will repay advances under these credit facilities with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under these facilities bear interest at a floating rate initially equal to LIBOR plus a spread (starting at 0.625%) that varies depending on the types of mortgage loans securing these facilities. Advances under these facilities are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. These facilities are not committed facilities and may be terminated at any time at the discretion of the counterparties. As of September 30, 2006, the outstanding balance on the Greenwich facility was $0.0, the outstanding on the Deutsche Bank facility was $86.5 million, and the outstanding balance of the CSFB facility was $121.8 million with the maximum aggregate amount of $541.7 million available for additional borrowings.

The documents governing these facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 15 to 1 in the case of the CSFB facility, 20 to 1 in the case of the Greenwich Capital facility and 15 to 1 in the case of Deutsche Bank, as well as to comply with applicable regulatory and investor requirements. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of September 30, 2006, the Company was in compliance with all covenants, with the exception of the net income covenant on all of the facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

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

As of September 30, 2006, our aggregate warehouse and repurchase facility borrowings under these facilities were $208.3 million and $887.0 million, respectively, at an average interest rate of approximately 5.52% compared to $225.2 million and $1.2 billion, respectively, at an average interest rate of approximately 5.14% at December 31, 2005.

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

We make certain representations and warranties, and are subject to various affirmative and negative financial and other covenants, under the agreements covering the sale of our mortgage loans regarding, among other things, the loans’ compliance with laws and regulations, their conformity with the ultimate investors’ underwriting standards and the accuracy of information. In the event of a breach of these representations, warranties or covenants or in the event of an early payment default, we may be required to repurchase the loans and indemnify the loan purchaser for damages caused by that breach. We have implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. We have been required to repurchase loans we have sold from time to time and these repurchases may result in losses in the case of problem loans.

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

Based on the results of this model, as of September 30, 2006, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 40-45 basis points as compared to our base line projections over the next year. Net interest spread is net interest income (gross interest income less amortization) less net interest expense (interest expense adjusted for hedging income or expense).

The following tables set forth information about our financial instruments (dollar amounts in thousands):

	As of September 30, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value

Investment securities available for sale	$527,275	$523,969	$523,969
Mortgage loans held in the securitization trusts	624,528	628,625	624,342
Mortgage loans held for sale	109,095	109,197	110,538
Commitments and contingencies:
Interest rate lock commitments	258,368	506	506
Forward loan sales contracts	176,543	(686)	(686)
Interest rate swaps	285,000	717	717
Interest rate caps	1,615,545	2,179	2,179

	As of December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value

Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	201,771	(380)	(380)
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,858,860	3,340	3,340

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

Conversely, if interest rates rise or if the differences between long-term and short-term interest rates increase the rate of prepayment on our mortgage assets may decrease. Decreased prepayments would cause us to amortize the premiums paid for our ARM assets over a longer time period, thus resulting in an increased net yield on our mortgage assets. Therefore, in rising interest rate environments where prepayments are declining, not only would the interest rate on the ARM Assets portfolio increase to re-establish a spread over the higher interest rates, but the yield also would rise due to slower prepayments. The combined effect could mitigate other negative effects that rising short-term interest rates might have on earnings.

Interest rates can also affect our net return on hybrid adjustable rate (“hybrid ARM”) securities and loans net of the cost of financing hybrid ARMs. We continually monitor and estimate the duration of our hybrid ARMs and have a policy to hedge the financing of the hybrid ARMs such that the net duration of our hybrid ARMs, our borrowed funds related to such assets, and our related hedging instruments are less than one year. During a declining interest rate environment, the prepayment of hybrid ARMs may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of fixed-rate financing to increase relative to the amount of hybrid ARMs, possibly resulting in a decline in our net return on hybrid ARMs as replacement hybrid ARMs may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of hybrid ARMs than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARMs. Our exposure to changes in the prepayment speed of hybrid ARMs is mitigated by regular monitoring of the outstanding balance of hybrid ARMs and adjusting the amounts anticipated to be outstanding in future periods and, on a regular basis, making adjustments to the amount of our fixed-rate borrowing obligations for future periods.

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

As the rate environment changes, the impact on origination volume and the type of loan product that is favored is mitigated, in part, by our ability to operate in our two business segments. In periods where adjustable rate product is favored, our mortgage portfolio management segment, which invests in such mortgage loans, may benefit from a larger selection of loan product for its portfolio and the inherent lower cost basis and resultant wider net margin. Our mortgage lending segment, regardless of whether adjustable rate or fixed rate product is favored, will continue to originate such loans and will continue to sell to third parties all fixed rate product; as a result, in periods where fixed rate product is favored, our origination segment may see increased revenues as such fixed product is sold to third parties.

Interest rate changes may also impact our net book value as our securities, certain mortgage loans and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our fixed income investments, such as mortgage loans and mortgage-backed securities, decrease and as interest rates decrease, the value of such investments increase. We seek to hedge to some degree changes in value attributable to changes in interest rates by entering into interest rate swaps and other derivative instruments. In general, we would expect that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset to some degree by increases in value of our interest rate swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

Credit Spread Exposure

The mortgage-backed securities we currently, and will in the future, own are also subject to spread risk. The majority of these securities will be adjustable-rate securities that are valued based on a market credit spread to U.S. Treasury security yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease or tighten, the value of our securities portfolio would tend to increase. Such changes in the market value of our portfolio may affect our net equity, net income or cash flows directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore may affect our ability to realize gains on such securities, or indirectly, may affect our ability to borrow and access capital.

Furthermore, shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would also affect the yield required on our securities and therefore their value. These shifts, or a change in spreads, would have a similar effect on our portfolio, financial position and results of operations.

Market (Fair Value) Risk

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2006 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years - a measure commonly referred to as “duration”. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2006. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of September 30, 2006.

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

Net Portfolio Duration as of September 30, 2006

Basis Point Increase
	Base	+100	+200

Mortgage Portfolio	0.98 years	1.37 years	1.52 years
Borrowings (including hedges)	0.47 years	0.47 years	0.47 years
Net	0.51 years	0.90 years	1.05 years

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

For the nine and three months ended September 30, 2006, our mortgage assets paid down at an approximate average annualized CPR of 21% and 20% respectively, as compared to 30% and 30% for the comparable periods on 2005 and 27% for the year ended December 31, 2005. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

We mitigate credit risk by directly underwriting our own loan originations and re-underwriting any loans originated by any third parties. With regard to the purchased mortgage security portfolio, we rely on the guaranties of FNMA, FHLMC, GNMA or the AAA/Aaa rating established by the Rating Agencies.

With regard to loan originations, factors such as FICO score, LTV, debt-to-income ratio, and other borrower and collateral factors are evaluated. Credit enhancement features, such as mortgage insurance may also be factored into the credit decision. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

Our loan originations are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing. In addition, in supply constrained housing markets, housing values tend to be higher and, generally, underwriting standards for higher value homes require lower LTVs and thus more owner equity, further mitigating credit risk. For our mortgage securities that are purchased, we rely on the Fannie Mae, Freddie Mac, Ginnie Mae and AAA-rating of the securities supplemented with additional due diligence.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings in the ordinary course of business. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 5. Other Information

The Company previously disclosed in its Current Report on Form 8-K filed with the SEC on November 1, 2006, the resignation of Michael I. Wirth as the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer. In connection with Mr. Wirth’s resignation, the Employment Agreement, by and between Mr. Wirth and the Company, was terminated effective November 3, 2006.

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

4.2
(a) Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 1, 2005 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 6, 2005).

4.2(b)
Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 1, 2005 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 6, 2005).

10.120
Amendment No. 11 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of October 16, 2006.

10.121
Amendment No. 12 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of November 9, 2006.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No.	Description

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

Date: November 9, 2006	By:	/s/ Steven B. Schnall
Steven B. Schnall Chairman, President and Co-Chief Executive Officer

Date: November 9, 2006	By:	/s/ David A. Akre
David A. Akre Vice Chairman and Co-Chief Executive Officer

Date: November 9, 2006	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Financial Officer

EXHIBIT INDEX
No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant’s Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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

10.120
Amendment No. 11 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of October 16, 2006.

10.121
Amendment No. 12 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of November 9, 2006.

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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