Form 10-K
period 2006-12-31
NEW YORK MORTGAGE TRUST INC
filed 2007-04-02
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number 001-32216
NEW YORK MORTGAGE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0934168
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1301 Avenue of the Americas, New York, New York 10019
(Address of principal executive office) (Zip Code)
(Registrant’s telephone number, including area code)
(212) 792-0107
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $58.8 million based on the closing price on such date of the registrant’s common stock as reported by the New York Stock Exchange Composite Transactions.

The number of shares of the Registrant’s Common Stock outstanding on March 15, 2007 was 18,077,880.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
1. Proxy Statement for Annual Meeting of Stockholders to be held on June 14, 2007, to be filed with the Securities and Exchange Commission	Part III

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

-i-

PART I

Item 1. BUSINESS

General

New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised residential mortgage finance company that acquires and invests in adjustable rate mortgage (“ARM”) assets. We earn net interest income from residential mortgage-backed securities and adjustable-rate mortgage loans and securities. Until March 31, 2007, the Company originated mortgages throught its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”). In this discontinued operation, we earned gain on sale income and net interest income by originating a variety of residential mortgage loan products. This discontinued operation also originated residential mortgage loans as a broker for the purpose of obtaining broker fee income.

As of December 31, 2006, we had approximately $1.32 billion of total assets as compared to $1.79 billion at December 31, 2005 (see our consolidated financial statements and related notes beginning on page F-1).

Recent Events - Sale of Mortgage Lending Business and Change in Our Business Strategy

On February 7, 2007, we announced that, as a part of our previously announced exploration of strategic alternatives for the Company, we had entered into a definitive agreement to sell substantially all of the retail mortgage lending platform of NYMC to IndyMac Bank, F.S.B., (“Indymac”), a wholly owned subsidiary of Indymac Bancorp, Inc, for an estimated purchase price of $13.5 million in cash and the assumption of certain of our liabilities by Indymac. On March 31, 2007, Indymac purchased substantially all of the operating assets related to NYMC’s retail mortgage lending platform, including, among other things, assuming leases held by NYMC for approximately 20 full service and approximately 10 satellite retail mortgage lending offices (excluding the lease for the Company’s corporate headquarters, which is being assigned, as previously announced, under a separate agreement to Lehman Brothers Holding, Inc.), the tangible personal property located in those approximately 30 retail mortgage banking offices, NYMC’s pipeline of residential mortgage loan applications (the “Pipeline Loans”), escrowed deposits related to the Pipeline Loans, customer lists and intellectual property and information technology systems used by NYMC in the conduct of its retail mortgage banking platform. Indymac assumed the obligations of NYMC under the Pipeline Loans and substantially all of NYMC’s liabilities under the purchased contracts and purchased assets arising after the closing date. Indymac has also agreed to pay (i) the first $500,000 in severance expenses with respect to “transferred employees” (as defined in the asset purchase agreement filed as Exhibit 10.62 to this Annual Report on Form 10-K) and (ii) severance expenses in excess of $1.1 million arising after the closing with respect to transferred employees. As part of the Indymac transaction, the Company has agreed, for a period of 18 months, not to compete with Indymac other than in the purchase, sale, or retention of mortgage loans. Indymac has hired substantially all of our branch employees and loan officers and a majority of NYMC employees based out of our corporate headquarters. As of April 1, 2007, the Company has approximately 40 employees.

On February 14, 2007, we entered into a definitive agreement with Tribeca Lending Corp., a subsidiary of Franklin Credit Management Corporation (“Tribeca Lending”) to sell our wholesale lending business for an estimated purchase price of $485,000. This transaction closed on February 22, 2007. Together, the closing of the sale of our retail mortgage banking platform to Indymac and the sale of our wholesale lending business to Tribeca Lending has resulted in gross proceeds to NYMT of approximately $14.0 million before fees and expenses, and before deduction of approximately $2.3 million, which will be held in escrow to support warranties and indemnifications provided to Indymac by NYMC as well as other purchase price adjustments. NYMC will record a one time taxable gain on the sale of these assets. NYMC’s deferred tax asset will absorb any taxable gain from the sale.

We expect to redeploy the net proceeds from the sale of our retail mortgage banking platform in high quality mortgage loan securities. We will liquidate the remaining inventory of loans held for sale in the ordinary course of business. Our Board of Directors, together with our management, will continue to consider strategic options for NYMT, including a possible sale or merger or raising capital under a passive REIT business model.

We believe that the disposition of our mortgage lending business will allow us to meet the following business objectives:

•	reduce, and ultimately eliminate, our taxable REIT subsidiary’s operating losses;

•	enable NYMC to retain the economic value of its accumulated net operating losses;

•	increase NYMT’s investable capital and financial flexibility;

•	lower NYMT’s executive management compensation expenses;

•	significantly reduce our potential severance obligations; and

•	enable our management to focus on our mortgage portfolio management operations, which consisted of a $1.1 billion portfolio of investment securities as of December 31, 2006.

Upon consummation of the transaction with Indymac on March 31, 2007, Steven B. Schnall, our Chairman, President and Co-Chief Executive Officer, and Joseph V. Fierro, the Chief Operating Officer of NYMC, resigned from their executive positions with us and assumed roles with Indymac. Concurrent with Mr. Schnall’s resignation, Steven R. Mumma, presently our Chief Financial Officer, will also assume the roles of President and Co-Chief Executive Officer. Mr. Schnall continues to serve our Board of Directors as its non-executive Chairman, and David A. Akre continues to serve as Vice Chairman and Co-Chief Executive Officer.

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the transaction with Indymac, during the fourth quarter of 2006, we classified substantially all of the assets, liabilities and operations of our Mortgage Lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, we have not classified as a discontinued in accordance with the provisions of SFAS No. 144. See Note 12 in the notes of our consolidated financial statements.

Following our exit from the mortgage lending business, we will exclusively focus our resources and efforts on the business that we refer to as our Mortgage Portfolio Management segment, which will primarily involve investing, on a leveraged basis, in residential mortgage backed securities, and our revenues will be derived primarily from the difference between the interest income we earn on our mortgage assets and the costs of our borrowings (net of hedging expenses). Because the mortgage lending business represented a significant part of our operations, our historic operations (since completion of our initial public offering) may not be necessarily comparable to our financial operations following consummation of the transactions described above.

Our Mortgage Portfolio Management Business

Our residential mortgage investments are comprised of ARM loans, ARM securities and floating rate collateralized mortgage obligations (“CMO Floaters”). The ARM loans and securities have interest rates that reset in a year or less, and “hybrid” ARM loans and securities have a fixed interest rate for an initial period of two to seven years before converting to ARM loans and securities whose rates will reset each year or shorter. ARM securities represent interests in pools of ARM loans. The ARM securities are rated by at least one of two nationally recognized rating agencies, Standard & Poor’s, Inc. or Moody’s Investors Service, Inc. (the “Rating Agencies”), or issued by Freddie Mac (“FHLMC”), Fannie Mae (“FNMA”) or Ginnie Mae (“GNMA”). The securitizations result in a series of rated mortgage securities backed by the ARM loans. The CMO Floaters are mortgage securities backed by a pool of FNMA, FHLMC or GNMA fixed rate mortgage loans the cash flows from which have interest rates that adjust monthly. As an investor in residential mortgage assets, our net income is generated primarily from the difference between the interest income we earn on our mortgage assets and the cost of our borrowings (net of hedging expenses), commonly referred to as the “Net Spread.” Our goal is to maximize the long-term sustainable difference between the yield on our investments and the cost of financing these assets through the following strategies:

•	earning net interest spread between the yield of mortgage assets we own and the cost to finance such assets;

•	focusing on purchasing high credit quality residential mortgage loans through third parties that we believe can be retained in our portfolio;

•	using hedging instruments to better match asset and liability durations;

•	leveraging our portfolio to increase its size with the intent to enhance our returns while at the same time managing the increased risk of loss associated with this leverage; and

•	utilizing hedging strategies that we consider appropriate to minimize exposure to interest rate changes.

We finance the purchases of ARM loans, ARM securities and CMO Floaters (collectively “ARM Assets”) with equity capital, unsecured debt and short-term borrowings such as repurchase agreements, securitizations resulting in floating-rate long-term collateralized debt obligations (“CDOs”) and other collateralized financings. For hedging purposes, and to the extent we feel is necessary, we enter into swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowings to a fixed rate. We believe our exposure and risks related to changes in interest rates can be prudently managed through holding ARM Assets and attempting to match the duration of our liabilities with the duration of our ARM Assets. From a credit risk perspective, we retain high quality assets and follow strict credit underwriting standards.

Our Mortgage Lending Business (Discontinued Operation)

Until March 31, 2007, we originated mortgage loans through NYMC. Licensed or exempt from licensing in 44 states and the District of Columbia and through a network of 25 full service branch loan origination locations and 22 satellite loan origination locations that were licensed or pending state license approval as of December 31, 2006, NYMC offered a broad range of residential mortgage products, with a primary focus on prime, or high credit quality, residential mortgage loans. We sell the fixed-rate loans that we originated to third parties and retain and either finance in our portfolio selected adjustable-rate and hybrid mortgage loans that we originated or we sell them to third parties. As of March 2006, we began to sell all loans originated by NYMC in an effort to increase gain on sale revenue in current periods due to decreased spreads available by holding the loans in portfolio. Our portfolio of loans is held at the real estate investment trust (“REIT”) level or by a qualified REIT subsidiary (“QRS”). We relied on our own underwriting criteria with respect to the mortgage loans we retained and relied on the underwriting criteria of the institutions to which we sell our loans with respect to the loans we intend to sell. In either case, we directly performed the underwriting of such loans with our own experienced underwriters.

Our Tax Status

Unlike banks, savings and loans or most mortgage originators, we are structured as a REIT for federal income tax purposes. We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (IRC) of 1986, as amended, commencing with our taxable year ended December 31, 2004, and we operate so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We hold our investment in ARM Assets directly or in a QRS. Accordingly, the net interest income we earn on our ARM Assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Failure to qualify as a REIT would subject the Company to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to its stockholders in any such year would not be deductible by the Company.

NYMC is our taxable REIT subsidiary (“TRS”). The activities we conduct through NYMC, including purchasing mortgage loans from and selling mortgage loans sold to third parties, are subject to federal and state corporate income tax. We may elect to retain any after tax income generated by NYMC, and, as a result, may increase our consolidated capital and grow our business through retained earnings or distribute all or a portion of our after-tax NYMC earnings to our stockholders.

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

Company History

We were formed as a Maryland corporation in September 2003. On January 9, 2004, we capitalized New York Mortgage Funding, LLC (“NYMF”) as a wholly-owned subsidiary of our company. NYMF is a qualified REIT subsidiary (“QRS”), in which we accumulate mortgage loans that the Company intends to securitize. In June 2004, we sold 15 million shares of our common stock in an IPO at a price to the public of $9.00 per share, for net proceeds of approximately $122 million after deducting the underwriters’ discount and other offering expenses. Concurrent with our IPO, we issued 2,750,000 shares of common stock in exchange for the contribution to us of 100% of the equity interests of NYMC. Prior to the IPO, we did not have recurring business operations.

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

Our Industry

With the closing of the transaction under which we sold substantially all of the assets of the retail mortgage lending platform to Indymac, we are now principally a residential portfolio manager. Our portfolio is comprised of residential adjustable rate mortgage loans and securities. As of December 31, 2006 approximately 98% of our assets are rated either “AA” or “AAA” by either Standard & Poor’s or Moody’s, or are obligations issued by either Fannie Mae or Freddie Mac. Besides continuing to manage our existing portfolio, our future strategy will most likely involve the purchase or high quality residential mortgage loans in bulk, and the securitization of same.

Operating Policies, Strategies and Business Segments

Until March 31, 2007, the Company operated two segments, the Mortgage Portfolio Management segment and the Mortgage Lending segment. Upon the sale of substantially all of its mortgage lending operating assets to Indymac as of March 31, 2007, the Company exited the mortgage lending business and accordingly will no longer report segment information.

Mortgage Portfolio Management

Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the section below entitled “Mortgage Lending.” Beginning in July 2004, we began to implement our business plan of investing in high quality, adjustable rate mortgage loan securities. Our portfolio management strategy is to acquire ARM Assets from third parties to hold in our portfolio, fund them using equity capital and borrowings and to generate net interest income from the difference, or net spread, between the yield on these assets and our cost of financing. Prior to March 2006, we invested in ARM Assets originated by NYMC, but have since ceased this activity in an effort to increase gain on sale revenue due to a reduction in spreads available by holding loans in portfolio. In order to accomplish this, our:

•	Acquired ARM Assets are replaced with high-quality mortgage securities ARM loans acquired from third parties, (and in the past acquired ARM Assets were replaced with ARM loans originated by NYMC).

•	Mortgage portfolio management operates with a long-term investment outlook.

•	Short-term financing of ARM loans to be securitized is provided by secured warehouse and aggregation lines.

•	Ultimate financing for ARM loans is provided by either issuing collateralized debt obligations or by repurchase financing facilities.

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

•	Category II investments are mortgage-backed securities with an investment grade rating of BBB/Baa or better by at least one of the Rating Agencies.

•	Category III investments are mortgage-backed securities that have no rating from, or are rated below investment grade by at least one of the Rating Agencies.

The investment policy adopted by our Board of Directors provides, among other things, that:

•	no investment shall be made which would cause us to fail to qualify as a REIT;

•	no investment shall be made which would cause us to be regulated as an investment company;

•	at least 70% of our assets will be Category I investments or loans that back or will back such investments; and

•	no more than 7.5% of our assets will be Category III investments.

Our Board of Directors may amend or waive compliance with this investment policy at any time without the consent of our stockholders.

To achieve our portfolio strategy and mitigate risk, we:

•	attempt to maintain a net duration, or duration gap, of one year or less on our ARM portfolio, related borrowings and hedging instruments;

•	structure our liabilities to mitigate potential negative effects of changes in the relationship between short- and longer-term interest rates;

•
focus on holding ARM loans rather than fixed-rate loans, as we believe we will be adversely affected to a lesser extent by early repayments due to falling interest rates or a reduction in our net interest income due to rising interest rates.

Our Board of Directors has also established an investment and leverage committee for the purpose of approving certain investment transactions and the incurrence of indebtedness. This committee is comprised of our co-chief executive officers, and our chief financial officer. The committee has the authority to approve, without the need of further approval of our board of directors, the following transactions from time to time, any of which may be entered into by us or any of our subsidiaries:

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

Our liabilities are primarily termed repurchase agreements with maturities ranging from one to twelve months. A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we have retained and invested in ARM loans, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from two to seven years. We use interest rate swaps to extend the duration of our liabilities to attempt to match the duration of our assets and we use termed repurchase agreements with laddered maturities to reduce the risk of a disruption in the repurchase market. Since we hold primarily ARM Assets rated AAA and agency securities (FHLMC or FNMA), we believe we are less susceptible to a disruption in the repurchase market as these types of securities have typically been eligible for repurchase market financing even when repurchase financing was not available for other classes of mortgage assets or asset backed bonds.

Mortgage Lending (Discontinued Operation)

The origination of mortgage loans through NYMC has a significant impact on our financial results in that:

•	Loans we originate and sell generate gain on sale income at the TRS.

•	Certain ARM loans may be held in portfolio rather than be sold, thus reducing current period gain on sale income.

•	A majority of the Company’s overhead is associated with the mortgage lending segment.

•	Any early payment defaults and resulting loss in 2006 will come from our mortgage lending segment

Until March 31, 2007, through NYMC, we originated primarily first mortgages on one-to-four family dwellings through our retail loan production offices and supplemented this origination production through our internet channel (www.MortgageLine.com). On February 22, 2007 we closed an asset sale transaction with Tribeca Lending for our wholesale origination business, and as of that date, no longer originate loans in a wholesale capacity. As of March 31, 2007, we closed an asset sale transaction with Indymac for substantially all of the operating assets of the Company’s mortgage lending business and as of that date exited the mortgage lending business.

The following table details the payment stream, loan purpose and documentation type of our mortgage loan originations for the year ended December 31, 2006:

MORTGAGE LOAN ORIGINATION SUMMARY
For the fiscal year ended December 31, 2006

	Number of Loans	Dollar Value (in thousands)	% of Total
Payment Stream
Fixed Rate
FHA/VA	477	$78,899	3.1%
Conventional:
Conforming	5,942	1,044,537	41.1%
Conventional Jumbo	505	318,346	12.5%
Total Fixed Rate	6,924	$1,441,782	56.7%
ARMs
FHA/VA	12	$3,423	0.1%
Conventional	3,386	1,098,798	43.2%
Total ARMs	3,398	1,102,221	43.3%
Annual Total	10,322	$2,544,003	100.0%
Loan Purpose
Conventional	9,833	$2,461,681	96.8%
FHA/VA	489	82,322	3.2%
Total	10,322	$2,544,003	100.0%
Documentation Type
Full Documentation	5,317	$1,265,453	49.7%
Stated Income	2,167	610,235	24.0%
Stated Income/Stated Assets	1,259	293,454	11.5%
No Documentation	925	231,244	9.1%
No Ratio	445	101,868	4.0%
Stated Assets	15	2,329	0.1%
Other	194	39,420	1.6%
Total	10,322	$2,544,003	100.00%

Retail Loan Origination

Our loan origination strategy is predominantly retail, referral-based, mortgage banking. Our loan officers rely primarily on the various relationships they have established with their clientele, realtors, attorneys and others who routinely interact with those who may need mortgage financing. Retail loan origination allows us to provide a variety of attractive and innovative mortgage products at competitive rates. Unlike many banks and financial institutions which focus solely on loan products to retain in their portfolios, we offer a wide range of products — products that we have retained in the past and may retain in portfolio in the future, and products that we will sell to third parties if such loans do not meet our investment parameters.

Because we are predominately referral-based, our cost of sourcing potential retail clients, we believe, is less than an organization that relies heavily on concentrated broadcast, print or internet media advertising. By eliminating intermediaries between the borrower and us, we can both originate high quality mortgage loans for retention in our portfolio at attractive yields or offer loans that may be sold to third parties, while at the same time offering our customers a variety of mortgage products at competitive rates and fees.

On March 31, 2007, we closed an asset sale transaction with Indymac for substantially all of the operating assets of our retail mortgage lending business and as of that date we have exited the mortgage lending business.

Wholesale Loan Origination

Our wholesale lending strategy has historically been a small component of our loan origination operations. Our wholesale lending business was driven by a network of non-affiliated wholesale loan brokers and mortgage lenders who submitted loans to us. We maintained relationships with these wholesale brokers and, as with retail loan originations, underwrote, processed, and funded wholesale loans through our centralized facilities and processing systems. In order to further diversify our origination network, during 2005, we expanded our wholesale loan origination capacity with the creation of a division specifically for wholesale loan originations.

On February 22, 2007, we closed an asset sale transaction with Tribeca Lending for our wholesale origination business, and as of that date, no longer originate loans in a wholesale capacity.

Correspondent Lending

Until March 31, 2007, through our correspondent lending channels, from time to time we acquired bulk mortgage loan packages from Company-approved correspondent lenders. To date these purchases have been to supplement loans put into our securitizations. We reviewed our correspondents for the soundness of their in-house mortgage lending procedures and their ability to fulfill their representations and warranties to us. Generally, loans acquired from correspondents were originated according to the correspondents’ product specifications and underwriting guidelines that we have approved and accepted.

A full loan collateral review of each loan file, was performed to assess note and mortgage documentation sufficiency and compliance, to verify product quality and compliance with our investment guidelines, we performed a full review of substantially all moderate to high credit risk loans.

Underwriting

Historically, NYMC’s underwriting philosophy has been to underwrite loans according to the guidelines established by the available purchasers of its loans. However, the Company underwrites to its own guidelines select ARM loans it retains for its investment portfolio. We believe that proper underwriting for such loans was critical to managing the credit risk inherent in a loan portfolio.

Typically, mortgage underwriting guidelines provide a framework for determining whether a proposed mortgage loan to a potential borrower will be approved. The key points in this framework are the borrower’s credit scores and other indications of the borrower’s ability and willingness to repay the loan, such as the borrower’s employment and income, the amount of the borrower’s equity in and the value of the borrower’s property securing the loan, the borrower’s debt to income and other debt ratios, the loan to value (“LTV”) of the loan, the amount of funds available to the borrower for closing and the borrower’s post-closing liquidity.

Until March 31, 2007 when the Company exited the mortgage lending business, they Company followed the underwriting guidelines established by available purchasers with respect to the loans we intend to sell. Furthermore, for mortgage loans we have retained in the past, the Company followed a specific underwriting methodology based on the following philosophy — first evaluate the borrower’s ability and willingness to repay the loan, and then evaluate the value of the property securing the loan. Our strategy has been to only retain mortgage loans that we believed had low risk of default and resultant loss. As underwriting basically seeks to predict future borrower payment patterns and ability based on the borrower’s history and current financial information and the lender’s ability to be made whole in the future through foreclosure in the event a default does occur, no assurance can be made that every loan originated or purchased will perform as anticipated. In March 2006, we ceased our practice of retaining loans originated by NYMC to hold in our portfolio and as of March 31, 2007 we exited the mortgage lending business.

The key aspects of our underwriting guidelines were as follows:

Borrower—In evaluating the borrower’s ability and willingness to repay a loan, we reviewed and analyzed the following aspects of the borrower: credit score, income and its source, employment history, debt levels in revolving, installment and other mortgage loans, credit history and use of credit in the past, and finally the ability and/or willingness to provide verification for the above. Credit scores, credit history, use of credit in the past and information as to debt levels can be typically obtained from a third party credit report through a credit repository. Those sources were used in all cases, as available. In certain cases, borrowers had little or no credit history that can be tracked by one of the primary credit repositories. In these cases, the reason for the lack of history was considered and taken into account. In our experience, more than 95% of prospective borrowers have accessible credit histories. In other cases borrowers are not required, per the loan program, to provide proof of either their stated incomes and or stated assets as found on their mortgage applications. These loan types can make assessment of the borrower's credit profile more difficult.

Property—In evaluating a potential property to be used as collateral for a mortgage loan, we consider all of the following aspects of the property: the loan balance versus the property value, or LTV, the property type, how the property will be occupied (a primary residence, second home or investment property), if the property’s apparent value is supported by recent sales of similar properties in the same or a nearby area, any unique characteristics of the property and our confidence in the above data and their sources.

Other Considerations—Other considerations that impact our decision regarding a borrower’s loan application include the borrower’s purpose in requesting the loan (purchase of a home as opposed to cashing equity out of the home through a refinancing for example), the loan type (adjustable-rate, including adjustment periods and loan life rate caps, or fixed-rate), and any items unique to a loan that we believe could affect credit performance.

In addition, we worked with nationally recognized providers of appraisal, credit, and title insurance. We oversaw the activities of these service providers through on-site visits, report monitoring, customer service surveys, post-closing quality control, and periodic direct participation and conversations with our customers. A significant amount of our settlement services were performed by in-house professionals. We maintained an extensive quality control review process that was contracted with a third party in order to verify that selected loans were properly underwritten, executed and documented. All loans retained in portfolio and a selection of other loans sold to third parties were reviewed for quality control.

Our Loan Origination Financing Strategy

We financed our loan originations utilizing warehouse agreements as well as other similar financing arrangements. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

Warehouse Facilities—Non-depository mortgage lenders, such as NYMC, typically rely on credit facilities for capital needed to fund new mortgage loans. These facilities are typically lines of credit or master repurchase agreements from other financial institutions that the mortgage banker can draw from in order to fund new mortgage loans. These facilities are referred to as warehouse lines or warehouse facilities.

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

As of December 31, 2006 we had a $250 million warehouse facility with Greenwich Capital Financial Products, Inc, a $200 million warehouse facility with Credit Suisse First Boston Mortgage Capital, LLC, and a $300 million master repurchase agreement with Deutsche Bank Structured Products, Inc. The Deutsche Bank facility became operational in January 2006 and has expired on March 26, 2007. The Greenwich Capital facility has expired as of February 4, 2007.

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

Any loans that we originated and retained for our portfolio have their servicing handled by Cenlar Federal Savings Bank (“Cenlar”), a wholesale bank specializing in mortgage sub-servicing nationwide. Under this arrangement, Cenlar acts as an intermediary between us and the borrower. It collects payments from borrowers, handles accounting and remittance of the payments, handles escrow accounts and does certain tax reporting. As our retained loans are securitized, Cenlar continues to service those loans and reports to the securities trustee or master servicer, as appropriate.

For a loan originated and sold to third parties, the servicing rights are sold upon the sale of the loan. We may choose to own in NYMC, for periods usually not more than 90 days, certain loans designated as held for sale to third parties in order to increase earnings. In these cases, we believe there is a large enough spread between the mortgage loan interest rate and the interest rate paid on the applicable warehouse line to make any additional risk in carrying those loans on our balance sheet worthwhile. In these cases, and during the interim period between the time we fund (and subsequently own) a loan and sell the loan to a third party, we service loans through Cenlar as well.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. Forward looking statements are those which are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Certain statements regarding the following particularly are forward-looking in nature:

•	our business strategy;

•	the potential consummation of the disposition of each of our retail and wholesale mortgage lending businesses;

•	our consideration of strategic options, including the possible sale or merger of NYMT or raising capital under a passive REIT business model;

•	future performance, developments, market forecasts or projected dividends; and

•	projected capital expenditures.

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

•	risks associated with the availability of liquidity;

•	risks associated with the use of leverage;

•	risks associated with non-performing assets;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•
the other important factors described in this Annual Report on Form 10-K, including those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Quantitative and Qualitative Disclosures about Market Risk.”

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Company’s registration statement on Form S-3 (File No. 333-127400).

This Annual Report on Form 10-K contains market data, industry statistics and other data that have been obtained from, or compiled from, information made available by third parties. We have not independently verified their data.

Competition

When we invest in mortgage-backed securities, mortgage loans and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. As we seek to expand our business, we face a greater number of competitors, many of whom are well-established in the markets we seek to penetrate. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage assets, resulting in higher prices and lower yields on assets.

Personnel

As of December 31, 2006, we employed 616 people. Of this number, 327 were loan officers dedicated to originating loans.

As part of the sale of the wholesale lending business, Tribeca Lending hired approximately 62 employees.

Upon the sale of the retail mortgage lending platform and related assets to Indymac, substantially all retail mortgage lending related employees were hired by Indymac.

As of the completion of these two transactions, we will employ approximately 40 people.

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

Item 1A. RISK FACTORS

An investment in our securities involves various risks. You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the Securities and Exchange Commission before making an investment decision involving our securities. The risks discussed herein can adversely affect our business, liquidity, operating results, prospects, and financial condition. This could cause the market price of our securities to decline and could cause you to lose all or part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, prospects, and financial condition.

Holding loans for sale or securitization requires a significant amount of cash or warehouse facility capacity which if not available, could cause our business and financial performance to be significantly harmed.

By holding loans pending sale or securitization, we may also require cash in the event our warehouse facilities elect to not fund the entire principal balance of our loans, or if our loans are financed past the permitted term under our warehouse lines, or decline in value, we may need cash to reduce our borrowings under the warehouse facilities to the permitted level. We also need cash to fund or satisfy, as the case may be, our working capital, financial covenants in our warehouse facilities and other needs. We finance the majority of the loans we hold for sale or securitization by borrowing from our warehouse facilities and pledging the loans made as collateral. If the value of the loans we pledge as collateral declines, we may need cash to offset any decline in value.

Our primary sources of cash consist of:

•	borrowings, including under our warehouse facilities;

•	our net interest income;

•	the proceeds from the sale of our loans; and

•	net proceeds from the sale of our securities.

It is possible that our warehouse lenders could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our lenders change, our lenders may be required to increase significantly the cost of the lines of credit that they provide to us.

As of December 31, 2006, we financed substantially all of our loan originations through warehouse facilities. Each of these facilities may be terminated by the lender upon an event of default, subject in some cases to cure periods. As of December 31, 2006, the aggregate balance outstanding under these facilities was approximately $173.0 million. As of April 1, 2007, we have exited the mortgage lending business and accordingly have terminated two of our three warehouse facilities. If we are not able to renew this remaining warehouse facility or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under this facility, we may not be able to continue to finance mortgage loans held for sale, which would have a material adverse effect on our business, financial condition, liquidity and results of operations. During the year ended December 31, 2006, we determined that we were not in compliance with certain of these financial covenants (primarily profitability and total net worth covenants). We received waivers from all lenders concerning such non-compliance. If we fail to comply with financial covenants in any of our warehouse facility in the future and are not able to cure the non-compliance or obtain the necessary waivers, this facility may be terminated by the lender.

We generally fund less than 100% of a loan balance with warehouse debt, requiring us to invest cash to the extent the originated balance is not funded by the warehouse facility. This funding shortfall ranges from 0% to 2% on loans financed under warehouse facilities. The longer loans remain funded by a warehouse facility the more our warehouse lenders require us to advance against the loans. In addition, our warehouse lenders will require us to have on deposit a cash margin against funded loans based upon the loan’s estimated market value.

The market for any senior or subordinate securities we issue through securitizations could become temporarily illiquid or trade at steep discounts, thereby reducing the cash flow we receive over time from our loans subject to the securities. In addition, our operating cash flow could be reduced if we sell more loans at a discount than at a premium or at lower premiums. Cash flows from principal repayments could be reduced should prepayments slow or should credit quality trends deteriorate (in the latter case since, for certain of our assets, credit tests must be met for us to receive cash flows).

In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. Adverse cash flow could threaten our continued ability to satisfy the income and asset tests necessary to maintain our status as a REIT or our solvency.

Risks Related to Our Business and Our Company

Our common stock could be delisted by the New York Stock Exchange if we do not comply with its continued listing standards.

Our common stock is listed on the New York Stock Exchange, or NYSE. Under the NYSE’s current listing standards, we are required to have market capitalization or shareholders' equity of more than $25 million in order to maintain compliance with continued listing standards. As of March 28, 2007, our market capitalization was approximately $42.7 million. We cannot assure you that we can continue to comply with the listing procedures and that the NYSE will maintain our listing in the future. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing criteria in the foreseeable future, we will seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.

Delisting of our common stock would likely cause a reduction in the liquidity of an investment in our common stock. Delisting also could reduce the ability of holders of our common stock to purchase or sell our securities as quickly and inexpensively as they would have been able to do had our common stock remained listed. This lack of liquidity also could make it more difficult for us to raise capital in the future.

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

If we are limited in our ability to leverage our assets, the returns on our portfolio may be harmed. A key element of our strategy is our use of leverage to increase the size of our portfolio in an attempt to enhance our returns. As of December 31, 2006, our leverage ratio, defined as total financing facilities less subordinated debentures outstanding divided by total stockholders' equity plus subordinated debentures at December 31, 2006 was 10 to 1. Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

We currently leverage our equity, which will exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.

We currently leverage our equity through borrowings, generally through the use of repurchase agreements, bank credit facilities, securitizations, including the issuance of collateralized debt securities, which are obligations issued in multiple classes secured by an underlying portfolio of securities, and other borrowings. The amount of leverage we incur varies depending on our ability to obtain credit facilities and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

Our debt service payments will reduce the net income available for distributions to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We currently leverage through repurchase agreements. A decrease in the value of the assets may lead to margin calls which we will have to satisfy. While we have experienced normal course of business margin calls primarily related to the changing interest rate environment, significant decreases in asset valuation could lead to increased margin calls. We may not have the funds available to satisfy any such margin calls. We have a target overall leverage amount of 8 to 12 times our equity, but there is no established limitation, other than may be required by our financing arrangements, on our leverage ratio or on the aggregate amount of our borrowings.

Interest rate fluctuations may cause losses.

We believe our primary interest rate exposure relates to our mortgage loans, mortgage-backed securities and variable-rate debt, as well as the interest rate swaps and caps that we utilize for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in financing these assets. Changes in the level of interest rates also can affect our ability to acquire mortgage loans or mortgage-backed securities, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets would not change as rapidly. This would adversely affect our profitability.

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

We have a limited operating history with respect to securitizing mortgage loans or managing a portfolio of mortgage securities and we may not be able to complete loan securitizations in the future on favorable terms, or at all, the result of which would have a material adverse effect on our results of operations and limit our ability to make cash available for distribution to our stockholders.

Historically, NYMC’s business has consisted of the origination and sale of mortgage loans of all types, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. Our strategy includes building a leveraged portfolio of residential mortgage loans comprised of prime adjustable-rate mortgage loans, including hybrid adjustable-rate loans that have an initial fixed-rate period, and other qualifying loans or securities. We have a limited history with respect to securitizing mortgage loans or managing a portfolio of mortgage securities, having completed just four securitizations and having managed an investment portfolio of mortgages and mortgage securities commencing only after the completion of our initial public offering in June 2004. Our ability to complete securitizations in the future on favorable terms will depend upon a number of factors, including the experience and ability of our management team, conditions in the securities markets generally, conditions in the mortgage-backed securities market specifically, the performance of our portfolio of securitized loans and our ability to obtain leverage. In addition, poor performance of any pool of loans we do securitize could increase the expense of any subsequent securitization we bring to market. Accordingly, a decline in the securitization market or a change in the market’s demand for our shares of common stock could have a material adverse effect on our results of operations, financial condition and business prospects. If we are unable to securitize efficiently the adjustable-rate and hybrid mortgage loans that we acquire, then our revenues for the duration of our investment in those loans would decline, which would lower our earnings for the time the loans remain in our portfolio. We cannot assure you that we will be able to complete loan securitizations in the future on favorable terms, or at all.

Excessive supply of or reduced demand for mortgage-backed securities in the market for these securities may cause the market to require a higher yield on our mortgage-backed securities and thereby cause a decline in the value of our portfolio.

The mortgage-backed securities we own, or will own, are also subject to spread risk. The majority of these securities are, or will be, adjustable-rate securities valued based on a market credit spread to U.S. Treasury security yields. In other words, their value is dependent on the yield demanded on such securities by the market based on their credit relative to U.S. Treasury securities. Excessive supply of such securities combined with reduced demand will generally cause the market to require a higher yield on such securities, resulting in the use of a higher or wider spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value such securities. Under such conditions, the value of our securities portfolio will tend to decline. Conversely, if the spread used to value such securities were to decrease or tighten, the value of our securities portfolio will tend to increase. Such changes in the market value of our portfolio could adversely affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital, all of which could adversely affect our results of operations and ability to make cash distributions to our stockholders.

In addition, upward shifts in the U.S. Treasury yield curve, which represents the market’s expectations of future interest rates, would generally cause investors to demand a higher yield on our mortgage-backed securities. Such events would affect our portfolio, financial position and results of operations in a manner similar to those described above.

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process. The occurrence of an event of default or foreclosure could have a material adverse effect on our cash flow from operations and could limit the amount we have available for payment of our debt obligations and distribution to our stockholders. In addition, residential mortgage-backed securities evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the mortgage-backed securities we typically invest in are subject to all of the risks of the underlying mortgage loans.

Our directors have approved broad investment guidelines for us and do not approve each investment we make.

Our board of directors has given us substantial discretion to invest in accordance with our broad investment guidelines. Our board of directors periodically reviews our investment guidelines and our portfolio. However, our board of directors does not review each proposed investment. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our executive officers. Furthermore, transactions entered into by us may be difficult or impossible to unwind by the time they are reviewed by our directors. We have substantial discretion within our broad investment guidelines in determining the types of assets we may decide are proper investments for us.

We may be required to repurchase mortgage loans that we have sold or to indemnify holders of our mortgage-backed securities.

If any of the mortgage loans that we originated and sold, or that we pledge or pledged to secure mortgage-backed securities that we issue in our securitizations, do not comply with the representations and warranties that we make about the characteristics of the loans, the borrowers and the properties securing the loans, we may be required to repurchase those loans in the case of the loans that we have sold, or replace them with substitute loans or cash in the case of securitized loans. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we have sold, we may be required to indemnify the purchasers of such loans for losses or expenses incurred as a result of a breach of a representation or warranty made by us. Repurchased loans typically require an allocation of working capital to carry on our books, and our ability to borrow against such assets is limited, which could limit the amount by which we can leverage our equity. Any significant repurchases or indemnification payments could significantly harm our cash flow and results of operations and limit our ability to make distributions to our stockholders.

Risks Related to Our Company, Structure and Change in Control Provisions

Our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change in control.

We have entered into agreements with the members of our senior management team, Messrs. Akre, Mumma and Howe that provides them with severance benefits if their employment ends under specified circumstances following a change in control. These benefits could increase the cost to a potential acquirer of us and thereby prevent or discourage a change in control that might involve a premium price for your shares or otherwise be in your best interest.

The stock ownership limit imposed by our charter may inhibit market activity in our common stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). Attribution rules in the Internal Revenue Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by our board of directors, no person other than Mr. Schnall may own more than 9.4% in value of the outstanding shares of our capital stock. Our charter provides that Mr. Schnall may own up to 12.0% of our outstanding common stock. Our board of directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine. This ownership limit could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then current market price for our common stock or would otherwise be in the best interests of our stockholders.

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

•	our bylaws provide that only our board of directors shall have the authority to amend our bylaws;

•	under our charter, our board of directors has authority to issue preferred stock from time to time, in one or more series and to establish the terms, preferences;

•	and rights of any such series, all without the approval of our stockholders;

•	the Maryland Business Combination Act; and

•	the Maryland Control Share Acquisition Act.

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

Tax Risks Related to Our Business and Structure

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

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, if we do not qualify for certain statutory relief provisions we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions to stockholders. Additionally, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

REIT distribution requirements could adversely affect our liquidity.

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

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. Such assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to:

•	sell assets in adverse market conditions,

•	borrow on unfavorable terms or

•	distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments generally through borrowings from financial institutions, along with securitization financings. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum U.S. federal income tax rate for dividends payable to domestic shareholders that are individuals, trust and estates is 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rate applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

Risks Related to an Investment in Our Common Stock

Our common stock trades in a limited market which could hinder your ability to sell our common stock.

Our equity market capitalization places us at the low end of market capitalization among all public REITs. Our common stock experiences limited trading volume, and many investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. This illiquidity could have an adverse effect on the market price of our common stock. A substantial sale, or series of sales, of our common stock could have a material adverse effect on the market price of our common stock.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may become highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could result in fluctuations in the price or trading volume of our common stock include, among other things: actual or anticipated changes in our current or future financial performance; changes in market interest rates and general market and economic conditions. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of March 31, 2007, our principal executive and administrative offices are located at 1301 Avenue of the Americas, 7th floor, New York, New York 10019. On November 13, 2006, we entered into an Assignment and Assumption of Sublease with Lehman Brothers Holdings Inc. (“Lehman”). Under the agreement, we assigned the sublease for this space to Lehman. We intend to relocate our corporate headquarters to a smaller facility at a location that is yet to be determined.

Until March 31, 2007 we also operated retail loan origination sales offices at 47 (25 branches and 22 branch satellite) locations in 14 states. All of our facilities were leased. The aggregate annual rent for these locations was approximately $4.8 million. Upon consummation of the sale of our retail mortgage origination platform assets to Indymac, we assigned substantially all of the leases for the branch offices to Indymac.

Further details of our facilities are as follows:

Location	Business Activity	Business Segment

New York City	Corporate Headquarters and Mortgage Origination	Mortgage Portfolio Management and Mortgage Lending

Bridgewater, New Jersey(1)	Wholesale Lending	Mortgage Lending

Various-47 locations in 14 states(2)	Retail Mortgage Origination	Mortgage Lending

(1) This lease was assigned to and assumed by Tribeca Lending effective February 22, 2007 in connection with the sale of the wholesale mortgage origination platform described further in note 22 of the consolidated financial statements.

(2) Substantially all of these leases were assigned and assumed by Indymac effective March 31, 2007 in connection with the sale of substantially all of the operating assets of our retail mortgage lending platform described further in note 22 of the consolidated financial statements.

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

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the trading symbol “NTR”. As of March 15, 2007, we had 18,077,880 shares of common stock outstanding, and as of March 5, 2007, there were 87 holders of record.  This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock on the NYSE and the cash dividends paid or payable per share of common stock.

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2006
Fourth quarter	$4.04	$2.60	$3.05	12/18/06	1/26/07	$0.05
Third quarter	4.85	3.65	3.86	9/18/06	10/26/06	0.14
Second quarter	5.56	3.80	4.00	6/15/06	7/26/06	0.14
First quarter	6.88	4.15	5.40	3/6/06	4/26/06	0.14

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2005
Fourth quarter	$7.50	$5.51	$6.62	12/09/05	1/26/06	$0.21
Third quarter	9.20	7.00	7.47	9/26/05	10/26/05	0.21
Second quarter	10.23	9.04	9.07	6/02/05	07/26/05	0.25
First quarter	11.30	9.90	10.22	03/11/05	04/26/05	0.25

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

During 2006, taxable dividend distributions for the Company’s common stock were $0.63 per share.  The Company’s common stock is currently listed under the CUSIP #649604-10-5 and trades under the NYSE ticker symbol NTR.  For tax reporting purposes, the 2006 taxable dividend distributions will be classified as follows: $0.02401 as ordinary income and $0.60599 as a return of capital.  The following table contains this information on a quarterly basis.

Declaration Date	Record Date	Payment Date	Cash Distribution per share	Income Dividends	Short-term Capital Gain	Total Taxable Ordinary Dividend	Return of Capital

12/09/05	1/6/06	1/26/06	$0.21	$0.00000	$0.00000	$0.00000	$0.21000
3/6/06	4/6/06	4/26/06	$0.14	$0.00000	$0.00000	$0.00000	$0.14000
6/15/06	7/6/06	7/26/06	$0.14	$0.00000	$0.02401	$0.02401	$0.11599
9/18/06	10/6/06	10/26/06	$0.14	$0.00000	$0.00000	$0.00000	$0.14000
Total 2006 Cash Distributions			$0.63	$0.00000	$0.02401	$0.02401	$0.60599

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2006 the Company purchased and retired a total of 67,000 shares of its common stock in open market transactions as part of the share repurchase program announced on November 10, 2005.

The shares were repurchased though a broker on the open-market. The plan, funded from available capital, provides that the Company, at management’s discretion, is authorized to repurchase shares of Company common stock from time to time, in the open market or through privately negotiated transactions through December 31, 2015. The plan may be temporarily or permanently suspended or discontinued at any time. The Company has not repurchased any shares since March 2006.

Period	Total Number of Shares Purchased as Part of Publicly Announced Plan	Average Price Paid Per Share	Maximum Number of Shares that May yet be Purchased Under Plan
1/1/06 to 1/31/06	—	—	10,000,000
2/1/06 to 2/28/06	—	—	10,000,000
3/1/06 to 3/31/06	67,000	$4.43	9,933,000
Total/Weighted Avg.	67,000	$4.43	9,933,000

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	466,500	$9.52	878,496

Performance Graph
The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

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

In connection with the sale of the Company's wholesale mortgage origination platform assets on February 22, 2007 and the sale of its retail mortgage origination platform assets on March 31, 2007, we are required to classify our Mortgage Lending segment as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 (see note 12 in the notes to our consolidated financial statements). In connection with this reclassification, we have presented selected financial data below in two different formats. Table 1 provides summary level data for the continuing and discontinued business segments of our company (after giving effect to the reclassification of the Mortgage Lending segment). Table 2 provides selected financial data in greater detail in a form of presentation that is consistent with our prior disclosures under this Item 6.

The selected financial data as of and for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, include the operations of NYMT and its consolidated subsidiaries. Included in the selected financial data for the year ended December 31, 2004 are the results of NYMT for the period beginning June 29, 2004 (the closing date of our IPO) and NYMC for the year-to-date period beginning January 1, 2004. Prior to our IPO, NYMT had no operations and, as a result, for all years prior to 2004, the financial data presented is for NYMC only.

Table 1:

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands, except per share data)
Operating Data:
Revenues:
Net interest income	$4,784	$12,873	$7,924	$—	$—
Income from continuing operations	2,166	3,322	6,899	—	—
(Loss)/income from discontinued operation-net of tax	(17,197)	(8,662)	(1,952)	13,726	3,750
Net (loss)/income	(15,031)	(5,340)	4,947	13,726	3,750
Basic (loss)/income per share EPS	(0.83)	(0.30)	0.28	—	—
Total assets continuing operations	1,107,983	1,542,422	1,413,729	—	—
Total assets discontinued operation	214,925	248,871	201,034	110,081	83,004
Total liabilities continuing operations	1,063,349	1,458,410	1,306,185	—	—
Total liabilities discontinued operation	$187,987	$231,925	$189,095	$90,425	$73,016

Table 2:

	For the Year Ended December 31,
	2006		2005		2004		2003	2002
	(Dollar amounts in thousands, except per share data)
Operating Data:
Revenues:
Interest income	$81,247		$77,476		$27,299		$7,609	$2,986
Interest expense	72,940		60,104		16,013		3,266	1,673
Net Interest Income	8,307		17,372		11,286		4,343	1,313

Gains on sales of mortgage loans	17,987		26,783		20,835		23,031	9,858
Brokered loan fees	10,937		9,991		6,895		6,683	5,241
(Loss)/gain on sale of securities and related hedges	(529)		2,207		774		—	—
Loss on sale of current period securitized loans	(747)		—		—		—	—
Loan/impairment loss on investment securities	(8,285)		(7,440)		—		—	—
Miscellaneous	453		232		227		45	15
Total other income	19,816		31,773		28,731		29,759	15,114
Expenses:
Salaries and benefits	22,425		30,979		17,118		9,247	5,788
Brokered loan expenses	8,277		7,543		5,276		3,734	2,992
General and administrative expenses	20,946		24,512		13,935		7,395	3,897
Total expenses	51,648		63,034		36,329		20,376	12,677
(Loss)/income before income tax benefit	(23,525)		(13,889)		3,688		13,726	3,750
Income tax benefit	8,494		8,549		1,259		—	—
Net (loss)/income	$(15,031)		$(5,340)		$4,947		$13,726	$3,750
Basic (loss)/income per share	$(0.83)		$(0.30)		$0.28		—	—
Diluted (loss)/income per share	$(0.83)		$(0.30)		$0.27		—	—
Balance Sheet Data:
Cash and cash equivalents	$969		$9,056		$7,613		$4,047	$2,746
Mortgage loans held in securitization trusts or held for investment	588,160		780,670		190,153		—	—
Investment securities available for sale	488,962		716,482		1,204,745		—	—
Mortgage loans held for sale	106,900		108,271		85,385		36,169	34,039
Due from loan purchasers and escrow deposits pending loan closings	88,351		123,247		96,140		58,862	40,621
Total assets	1,322,908		1,791,293		1,614,762		110,081	83,004
Financing arrangements	988,285		1,391,685		1,470,596		90,425	73,016
Collateralized debt obligations	197,447		228,226		—		—	—
Subordinated debentures	45,000		45,000		—		—	—
Subordinated notes due to members	—		—		—		14,707	—
Total liabilities	1,251,336		1,690,335		1,495,280		110,555	76,504
Equity/(deficit)	$71,572		$100,958		$119,482		$(474)	$6,500
Investment Portfolio Data:
Average yield on investment portfolio	5.10%		4.05%		3.90%		—	—
Net duration of interest earning assets to liabilities	0.52	yrs	0.91	yrs	0.42	yrs	—	—
Originations Data:
Purchase originations	$1,483,966		$1,985,651		$1,089,499		$803,446	$469,404
Refinancing originations	1,060,037		1,451,720		756,006		796,879	407,827
Total originations	$2,544,003		$3,437,371		$1,845,505		$1,600,325	$877,231
Fixed-rate originations	$1,441,782		$1,562,151		$878,749		$890,172	$518,382
Adjustable-rate originations	1,102,221		1,875,220		966,756		710,153	358,849
Total originations	$2,544,003		$3,437,371		$1,845,505		$1,600,325	$877,231
Total mortgage sales	$1,841,012		$2,875,288		$1,435,340		$1,234,848	$633,223
Brokered originations	702,991		562,083		410,165		365,477	244,008
Total originations	$2,544,003		$3,437,371		$1,845,505		$1,600,325	$877,231
Originated Mortgage Loans Retained for Investment:
Par amount	$69.7		$555.2		$95.1		n/a	n/a
Weighted average middle credit score	738		734		743		n/a	n/a
Weighted average LTV	68.02%		69.62%		66.58%		n/a	n/a
Mortgage Loans Sold:
Weighted average whole loan sales price over par - all mortgage loans sold	1.45%		1.52%		2.02%		1.75%	1.52%
Weighted average middle credit score all mortgage loans sold	707		696		703		719	716
Weighted average LTV non-FHA(1)	73.88%		74.58%		71.95%		68.47%	67.23%
Weighted average LTV FHA(1)	93.81%		92.76%		92.12%		88.82%	91.78%
Weighted average LTV all mortgage loans sold	74.53%		76.65%		75.88%		68.67%	67.42%
Operational/Performance Data:
Salaries, general and administrative expense as a percentage of total loans originated	1.70%		1.61%		1.68%		1.04%	1.10%
Number of states licensed in or exempt from licensing at period end	44		43		40		15	13
Number of locations at period end	47		54		66		15	13
Number of employees at period end	616		802		782		335	184
Dividends declared per common share	$0.47		$0.92		$0.40		—	—

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”) is a self-advised residential mortgage finance company that  acquires, retains and securitizes mortgage loans and mortgage-backed securities. Until March 31, 2007, the Company through its wholly-owned subsidiary, its taxable REIT subsidiary  (“TRS”), The New York Mortgage Company, LLC (“NYMC”),  was a residential mortgage banking company that originated a wide range of mortgage loans, with a particular focus on prime adjustable- and fixed-rate, first lien, residential purchase mortgage loans. The discontinued operation also originated residential mortgage loans as a broker for the purpose of obtaining broker fee income.

Recent Events - Sale of Mortgage Lending Business and Change in Our Business Strategy

On February 7, 2007, we announced that, as a part of our previously announced exploration of strategic alternatives for the Company, we had entered into a definitive agreement to sell substantially all of the retail mortgage lending platform of NYMC to IndyMac Bank, F.S.B., (“Indymac”), a wholly owned subsidiary of Indymac Bancorp, Inc, for an estimated purchase price of $13.5 million in cash and the assumption of certain of our liabilities by Indymac. On March 31, 2007, Indymac purchased substantially all of the operating assets related to NYMC’s retail mortgage lending platform, including, among other things, assuming leases held by NYMC for approximately 20 full service and approximately 10 satellite retail mortgage lending offices (excluding the lease for the Company’s corporate headquarters, which is being assigned, as previously announced, under a separate agreement to Lehman Brothers Holding, Inc.), the tangible personal property located in those approximately 30 retail mortgage banking offices, NYMC’s pipeline of residential mortgage loan applications (the “Pipeline Loans”), escrowed deposits related to the Pipeline Loans, customer lists and intellectual property and information technology systems used by NYMC in the conduct of its retail mortgage banking platform. Indymac assumed the obligations of NYMC under the Pipeline Loans and substantially all of NYMC’s liabilities under the purchased contracts and purchased assets arising after the closing date. Indymac has also agreed to pay (i) the first $500,000 in severance expenses with respect to “transferred employees” (as defined in the asset purchase agreement filed as Exhibit 10.62 to this Annual Report on Form 10-K) and (ii) severance expenses in excess of $1.1 million arising after the closing with respect to transferred employees. As part of the Indymac transaction, the Company has agreed, for a period of 18 months, not to compete with Indymac other than in the purchase, sale, or retention of mortgage loans. Indymac has hired substantially all of our branch employees and loan officers and a majority of NYMC employees based out of our corporate headquarters. As of April 1, 2007, the Company has approximately 40 employees.

On February 14, 2007, we entered into a definitive agreement with Tribeca Lending Corp., a subsidiary of Franklin Credit Management Corporation (“Tribeca Lending”) to sell our wholesale lending business for an estimated purchase price of $485,000. This transaction closed on February 22, 2007. Together, the closing of the sale of our retail mortgage banking platform to Indymac and the sale of our wholesale lending business to Tribeca Lending has resulted in gross proceeds to NYMT of approximately $14.0 million before fees and expenses, and before deduction of approximately $2.3 million, which will be held in escrow to support warranties and indemnifications provided to Indymac by NYMC as well as other purchase price adjustments. NYMC will record a one time taxable gain on the sale of these assets. NYMC’s deferred tax asset will absorb any taxable gain from the sale.

We expect to redeploy the net proceeds from the sale of our retail mortgage banking platform in high quality mortgage loan securities. We will liquidate the remaining inventory of loans held for sale in the ordinary course of business. Our Board of Directors, together with our management, will continue to consider strategic options for NYMT, including a possible sale or merger or raising capital under a passive REIT business model.

We believe that the disposition of our mortgage lending business will allow us to meet the following business objectives:

•	reduce, and ultimately eliminate, our taxable REIT subsidiary’s operating loses;

•	enable NYMC to retain the economic value of its accumulated net operating losses;

•	increase NYMT’s investable capital and financial flexibility;

•	lower NYMT’s executive management compensation expenses;

•	significantly reduce our potential severance obligations;

•	enable our management to focus on our mortgage portfolio management operations, which consisted of a $1.1 billion portfolio of investment securities as of December 31, 2006; and

•	enable us to continue to acquire loans for securitization.

Note Regarding Discontinued Operation

In connection with the sale of our wholesale mortgage lending platform assets on February 22, 2007 and the sale of our retail mortgage lending platform assets to Indymac on March 31, 2007, during the fourth quarter of 2006, we classified our Mortgage Lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, we have not classified as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144. See note 12 in the notes to our consolidated financial statements.

Strategic Overview

Our operations were conducted in 2006 such that we are considered an “active” mortgage REIT in that NYMC, our TRS, originated loans that may either be held in portfolio, aggregated and subsequently securitized for long-term investment, or sold to third parties for gain on sale revenue. The leveraged portfolio is comprised largely of prime adjustable-rate mortgage loans that we either originate or acquire from third parties. Starting in March of 2006, we began to sell all loans originated by NYMC in an effort to increase gain on sale income in current periods. On March 31, 2007, we concluded the sale of substantialy all of the operating assets of NYMC's retail mortgage lending platform and exited the mortgage lending business.

We aggregate a portfolio comprised mainly of high credit quality, adjustable-rate mortgage loans until the portfolio reaches a size sufficient for us to securitize such loans. Historically, we obtained the loans we securitize from either our TRS or from third parties. As of April 1, 2007, we obtain the loans we securitize exclusively from third parties. Our first securitization occurred on February 25, 2005 and we completed our second and third loan securitizations on July 28, 2005 and December 20, 2005, respectively. These securitization transactions, through which we financed the adjustable-rate and hybrid mortgage loans that we retained, were structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans are classified on our consolidated balance sheet as loans held in securitization trusts. For our first two securitizations, we retained all of the resultant securities and financed such securities with repurchase agreements; for our third securitization we issued investment grade securities to third parties and recorded the securitization debt is recorded as a liability. On March 30, 2006 we completed our fourth securitization, New York Mortgage Trust 2006-1. This securitization was structured as a sale for accounting purposes. The Company holds certain AAA tranches as well as all the subordinate interests in this transaction.

We earn net interest income from purchased residential mortgage-backed securities and adjustable-rate mortgage loans and securitized loans. We have acquired and increasingly seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with originating, financing, managing, securitizing and reserving for these investments.

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment portfolio and assets. Until March 31, 2007 when we exited the mortgage lending business, we relied primarily on secured warehouse lines of credit for our funding needs on loans held for sale to third parties. Since our IPO in June 2004, we rely primarily on repurchase agreements in order to finance our investment portfolio of residential loans and mortgage-backed securities. As of December 31, 2006, we have $5.1 billion of commitments to provide repurchase agreement financing through 23 different counterparties with approximately $0.8 billion outstanding as of December 31, 2006. During 2005, we further diversified our sources of financing with the issuance of $45 million of trust preferred securities classified as subordinated debentures.

On our first two securitizations (collateralized debt obligations, or ”CDO”) of mortgage loans, we retained 100% of the issued securities and financed such securities with repurchase agreements. The creation of mortgage-backed securities from self-originated mortgage loans in this manner provides an asset with better liquidity and longer-term financing at better rates as opposed to financing whole loans through warehouse lines. In December, 2005 we completed our third securitization of $235.0 million of self-originated ARM loans and sold the majority of the securities to third parties. Because we did not retain all of the resultant securities as in prior CDOs, this securitization eliminated the risk of short-term financing and the mark-to-market pricing risk inherent in financing through repurchase agreements or warehouse lines of credit; as a result of this permanent financing we are not subject to margin calls on the assets of this CDO.

Risk Management. As a manager of mortgage loan investments, we must mitigate key risks inherent in these businesses, principally credit risk and interest rate risk.

Investment Portfolio Credit Quality. We retain in our portfolio only selected, high-quality loans that we originated or may acquire from third parties. As a result, our investment portfolio consists of high-quality loans that we have either securitized for our own portfolio or that collateralize our CDO financings. High credit quality creates improved portfolio liquidity and provides for financing opportunities that are available on generally favorable terms. When we retain loans for investment, either whole loans being aggregated for securitization or CDOs in which we retain all resultant securities or below A-rated tranches, we retain the risk of potential credit losses relative to the agency or higher rated securities we may purchase from time-to-time. Since we began our portfolio investment operations, we have experienced approximately $57,000 to date of credit losses in our portfolio.

We believe that our credit performance is reflective of the high credit quality of the loans we originated or acquire for securitization, our prudent in-house underwriting, property valuation methods and review, our overall investment policies and prudent management of our delinquent loan portfolio. We believe that our delinquencies of  $6.8 million, or 1.16% of the total par balance of our investment portfolio of residential loans at December 31, 2006, reflect strong credit characteristics and the credit culture of our underwriting and investment philosophy. The weighted average seasoning of loans in our investment portfolio of mortgage loans was approximately 19 months at December 31, 2006.

Interest Rate Risk Management. Another primary risk to our investment portfolio of mortgage loans and mortgage-backed securities is interest rate risk. We use hedging instruments to fix or cap the interest rates on our short-term, CDO and other financing arrangements that finance our investment portfolio of mortgage loans and securities. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of December 31, 2006, our net duration gap was approximately 6 months.

As we acquire mortgage-backed securities or loans, we seek to hedge interest rate risk in order to stabilize net asset values and earnings during periods of rising interest rates. To do so, we use hedging instruments in conjunction with our borrowings to approximate the repricing characteristics of such assets. The Company utilizes a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates and market stresses. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps. However, given the prepayment uncertainties on our mortgage assets, it is not possible to definitively lock-in a spread between the earnings yield on our investment portfolio and the related cost of borrowings. Nonetheless, through active management and the use of evaluative stress scenarios of the portfolio, we believe that we can mitigate a significant amount of both value and earnings volatility. See further discussion of interest rate risk at the “Quantitative And Qualitative Disclosures About Market Risk - Interest Rate Risk” section of this document.

 Other Risk Considerations: Our business is affected by a variety of economic and industry factors. Management periodically reviews and assesses these factors and their potential impact on our business. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are

•	a decline in the market value of our assets due to rising interest rates;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	our ability to obtain financing to hold mortgage loans prior to their sale or securitization;

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity;

•	the potential for increased borrowing costs and its impact on net income;

•	the concentration of our mortgage loans in specific geographic regions;

•	our ability to use hedging instruments to mitigate our interest rate and prepayment risks;

•	a prolonged economic slow down, a lengthy or severe recession or declining real estate values could harm our operations;

•	if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	compliance with REIT requirements might cause us to forgo otherwise attractive opportunities.

Financial Overview

Revenues. Our primary sources of income are net interest income on our loans and residential investment securities and gain on sale of mortgage loans. Net interest income is the difference between interest income, which is the income that we earn on our loans and residential investment securities and interest expense, which is the interest we pay on borrowings and subordinated debt. Net interest income is also earned on the banked loan origination production of our TRS for the period of time from when a loan is closed to the sale of such loan to a third party.

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

Other Income (Expense). Loan losses include reserves for, or actual costs incurred with respect to, the disposition of non-performing or early payment default loans we have originated or purchased from third parties.

Other significant sources of other income (expense) include fees received on brokered loans and income from the sale of securities and related hedges.

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

Loss from discontinued operation: Loss from discontinued operation includes all revenues and expenses related to our mortgage lending segment excluding those costs that will be retained by the ongoing Company. Primarily, expenses related rent expense for locations not being purchased and certain allocated payroll expenses for employees remaining with the Company.

Description of Business

Mortgage Lending (Discontinued Operation)

Until March 31, 2007, our mortgage lending operation contributed to our financial results as it either produced the loans that ultimately collateralized the mortgage securities that we hold in our portfolio or it provided us the flexibility to sell the loans for gain on sale revenue. We primarily originated prime, first-lien, residential mortgage loans and, to a lesser extent, second lien mortgage loans, home equity lines of credit, and bridge loans. We originated a wide range of mortgage loan products including adjustable-rate mortgage (“ARM”) loans which may have an initial fixed rate period, and fixed-rate mortgages. Historically, we sold or retained and aggregated our self-originated, high-quality, shorter-term ARM loans in order to pool them into mortgage securities. Due to market conditions, starting in March, 2006, NYMC increased the number of loans originated by it that it would sell to third parties for gain on sale revenue rather than aggregating lower cost assets. For the years ended December 31, 2006 and 2005, we originated $2.5 billion and $2.9 billion in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $18.0 million and $26.8 million for the years ended December 31, 2006 and 2005, respectively.

Subsequent to our IPO in June 2004, we have sold or retained for our portfolio the high quality, adjustable-rate mortgage loans that we originated. For the years ended December 31, 2006 and 2005, we originated and retained $69.7 million and $555.2 million of such loans, respectively. When we retain mortgage loans that we originated, we record such assets at historical cost in accordance with GAAP (“GAAP” means generally accepted accounting principles). The cost of each loan is then amortized on the effective interest method over the estimated lives of the retained loans. Furthermore, when we retain loans that we originated, we are not able to recognize a gain on sale of these loans (and thus higher GAAP net income) as we would have if such loans were sold to third parties. Instead, the value of the gain on sale revenue inures to the benefit of our investment portfolio in the form of a lower cost asset and thus incrementally higher yield during the lives of retained loans. We estimate that the foregone premium we would have otherwise received had retained loans been sold to third parties is approximately $0.4 million and $7.5 million for the years ended December 31, 2006 and 2005, respectively. On March 31, 2007, the Company sold substantially all of the operating assets of the mortgage lending business to Indymac and exited the mortgage lending business.

Our wholesale lending strategy has been a small component of our loan origination operations.  We have a network of non-affiliated wholesale loan brokers and mortgage lenders who submit loans to us. We maintain relationships with these wholesale brokers and, as with retail loan originations, will underwrite, process, and fund wholesale loans through our centralized facilities and processing systems. On February 22, 2007, we sold all of the assets of our wholesale operations to Tribeca Lending. We also sold broker loans to third party mortgage lenders for which we receive a broker fee. For the years ended December 31, 2006 and 2005, we originated $703.0 million and $562.1 million in brokered loans, respectively. We recognized net brokering income totaling $2.7 million and $2.4 million during the years ended December 31, 2006 and 2005, respectively.

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

Mortgage Portfolio Management

Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the preceding section. Beginning in July 2004, we began to implement our business plan of investing in high-quality, adjustable rate mortgage related securities and residential loans. Our mortgage portfolio, consisting primarily of residential mortgage-backed securities and mortgage loans held for investment, currently generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

•	invest in mortgage-backed securities originated by others, including ARM securities and collateralized mortgage obligation floaters (“CMO Floaters”);

•	generally operate as a long-term portfolio investor;

•	finance our portfolio by entering into repurchase agreements, warehouse facilities for loan aggregation or issue collateral debt obligations relating to our securitizations; and

•	generate earnings from the return on our mortgage securities and spread income from our mortgage loan portfolio.

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARMs, many of the hybrid ARM loans in our portfolio have fixed rates of interest for a period of time ranging from two to seven years. Our funding costs are variable and the maturities are short term in nature. As a result, we use derivative instruments (interest rate swaps and interest rate caps) to mitigate, but not eliminate, the risk of our cost of funding increasing or decreasing at a faster rate than the interest on our investment assets.

As of December 31, 2006, our mortgage securities portfolio consisted of 98% AAA- rated or Fannie Mae, Freddie Mac or Ginnie Mae-guaranteed (“FNMA/FHLMC/GNMA”) mortgage securities as compared to financing rates or lower rated securities. The loans held in securitization trusts and mortgage loans held for investment consisted of high-credit quality prime adjustable rate mortgages with initial reset periods of no greater than five years or less. Our portfolio strategy for ARM loan originations is to acquire high-credit quality ARM loans for our securitization process thereby limiting future potential losses.

Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis.  We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value.  We recorded an impairment loss of $7.4 million in the fourth quarter of 2005 because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered.   This impairment was not due to any underlying credit issues but was related to our intent to no longer hold identified lower-yield securities and to re-position our portfolio by selling such securities and replacing them with higher yield securities with similar credit characteristics in order to earn higher net interest spread in the future. The securities were disposed of during the first quarter of 2006 resulting in an additional loss of $1.0 million.

Known Material Trends and Commentary

For the year ended December 31, 2006, our originations of residential mortgage loans totaled $2.5 billion. The following chart summarizes the our loan origination volume and characteristics for each of the four quarters of 2006 relative to our 2005 historical origination production:

For the year ended December 31, 2006, NYMC’s total loan originations decreased to $2.5 billion from $3.4 billion in 2005, a decrease of 26%. This compares to total originations for the industry as a whole of $2.5 trillion in 2006 versus $3.0 trillion in 2005, a decrease of 17%, as reported by the MBA’s Mortgage Finance Forecast. The reason for this larger than industry decrease is primarily due to a meaningful number of our seasoned loan officers being recruited and hired by other large lenders in the first half of 2006.

In the February 12, 2007 forecast, the MBA projects that mortgage loan volumes will decrease to $2.4 trillion in 2007 from $2.5 trillion in 2006, primarily due to an expected continued decline in the volume of loan refinancings. We believe that the market for mortgage loans for home purchases is less susceptible than the refinance market to downturns during periods of increasing interest rates, because borrowers seeking to purchase a home do not generally base their decision to purchase on changes in interest rates alone, while borrowers that refinance their mortgage loans often make their decision as a direct result of changes in interest rates. Consequently, we are hopeful that our referral-based marketing strategy and a concentration on purchase loan originations will help mitigate further origination decreases relative to the industry.

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

Results of Operations. We expect that our revenues will derive primarily from the difference between the interest income we earn on our mortgage assets and the costs of our borrowings (net of hedging expenses). We expect that our operating expenses will reduce in the future due to the elimination of compensation expense attributable to our mortgage origination platform. The sale of each of our retail and wholesale mortgage banking platforms, has resulted in gross proceeds to NYMT of approximately $14.0 million before fees and expenses, and before deduction of approximately $2.3 million, which will be held in escrow to support warranties and indemnifications provided to Indymac by NYMC as well as other purchase price adjustments. NYMC expects to record a one time taxable gain on the sale of its assets to Indymac. NYMC’s deferred tax asset will absorb any taxable gain from sale.

Liquidity. We depend on the capital markets to finance our investments in mortgage-backed securities and mortgage loans held for sale. We finance our mortgage loans held for sale using “warehouse” facilities provided by commercial or investment banks. As it relates to our investment portfolio, we have either issued bonds from our loan securitizations and will either own such bonds or sell them to institutional investors via intermediaries, or use repurchase agreements for short term financing. The provider of our warehouse facilities are well capitalized investment or commercial banks. Commercial and investment banks have provided significant liquidity to finance our operations, and while management cannot predict the future liquidity environment, we are currently unaware of any material reason to prevent continued liquidity support in the capital markets for our business. See “Liquidity and Capital Resources” below for further discussion of liquidity risks and resources available to us.

Loan Loss Reserves on Mortgage Loans. Currently, conditions in the mortgage market remain challenging due a significant increase in demands for indemnification and loan repurchases form third party loan investors. A large portion of these demands come as a result of borrowers failing to timely make their first three to six mortgage loan payments, commonly known as early payment defaults (“EPDs”). This is evident throughout the mortgage industry as many local, regional and national mortgage lenders have announced plans to exit the mortgage lending business in part or in whole. Many of these announcements come as a result of liquidity problems caused by a significant increase in repurchase demands due to EPDs.

With respect to the loans originated by our discontinued operations, in 2006, we repurchased a total of $28.9 million of mortgage loans that were originated in both 2005 and 2006, the majority of which were due to EPDs. Of the repurchased loans originated in 2006, most were Alternative-A (“Alt-A”), as sub-prime comprised only approximately 10% of our 2006 originations. In 2006, the percentage of Alt-A loans we originated was approximately 26%.

Generally, under the terms of the agreements with the investors to whom we sell our loans, we are required to repurchase loans if the borrower misses one of his or her first three payments. The increased use of limited documentation underwriting associated with Alt-A loans, as offered by many investor programs under which we originate loans, in concert with reduced amounts of down payments required under many of those same programs, have made it easier for many borrowers to obtain mortgage financing.

As with any mortgage loan asset in either NYMT or NYMC, we have policies and procedures in place to determine the appropriate levels of reserves relative to non-performing assets or losses associated with indemnifications or repurchase demands. Our approach looks at individual loans for which we have received indemnification or repurchase demands, rather than using a model based macro approach based on historic performance. Note however that in volatile times such as these, a historical based approach would not likely result in adequate reserves. And while we feel that we are using a prudent approach to reserving for EPDs and non-performing loans, no assurance can be made as to the adequacies of those reserves.

In determining reserves we generally rely on management’s judgment and estimates of credit losses inherent in each individual non-performing loan held for sale and each mortgage loan held in securitization trusts. Estimation involves the consideration of various credit-related factors including but not limited to, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower’s credit and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the value of the property. As many of the loans involved in current reserve process were funded in the past six to twelve months, we typically rely on the original appraised value of the property, unless there is evidence that the original appraisal should not be relied upon. If there is a doubt to the objectivity of the original property value assessment, we either utilize various internet based property data services to look at comparable properties in the same area, or consult with a realtor in the property’s area.

Comparing the current loan balance to the original property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally we estimate that any first lien loan that goes through a foreclosure process and results in Real Estate Owned (“REO”) results is the property being disposed of at approximately 68% of the property’s original value. That number is based on management’s long term experience in similar market conditions in past difficult real estate markets. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 68% of the original and compare that to the current balance of the loan. The difference, plus an estimate of past interest due, determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

Reserves for second liens are larger than that for first liens as second liens are in a junior position and only receive proceeds after the claims of the first lien holder are satisfied. As with first liens, we may occasionally alter the base reserve calculation but that is in a minority of the cases and only if we are aware of specific circumstances that pertain to that specific loan.

While we feel these policies are prudent, we can make no assurance that this policy will be adequate to cover future losses.

Significance of Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, many of which require the use of estimates, judgments and assumptions that affect reported amounts. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

Changes in the estimates and assumptions could have a material effect on these financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. In accordance with SEC guidance, those material accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed below.

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

In the normal course of our discontinued mortgage lending business, we enter into contractual interest rate lock commitments, or (“IRLCs”), to extend credit to finance residential mortgages. Mark-to-market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs to originate the loan. To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, we generally enter into forward sale loan contracts, or (“FSLCs”). Since the FSLCs are committed prior to mortgage loan funding and thus there is no owned asset to hedge, the FSLCs in place prior to the funding of a loan are undesignated derivatives under SFAS No. 133 and are marked to market with changes in fair value recorded to current earnings.

Impairment of and Basis Adjustments on Securitized Financial Assets. As previously described herein, we regularly securitize our mortgage loans and retain the beneficial interests created. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate. We recorded an impairment loss of $7.4 million during 2005, because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered. At December 31, 2006, we have an unrealized loss of $3.85 million on the remaining securities in our portfolio, which we do not consider to represent an other than temporary impairment.

Loan Loss Reserves on Mortgage Loans. We evaluate a reserve for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held for sale and mortgage loans held in securitization trusts. The estimation involves the consideration of various credit-related factors including loans held for investment, but not limited to, current economic conditions, loan-to-value ratios, delinquency status, historical credit losses, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of any of our mortgage loans deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio. One of the critical assumptions used in estimating the loan loss reserve is severity. Severity represents the expected rate of realized loss upon disposition/resolution of the collateral that has gone into foreclosure.

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

Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued.  On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and, therefore, no gain or loss is recorded in connection with the securitizations.  Each securitization entity is evaluated in accordance with Financial Accounting Standards Board Interpretation, or FIN, 46(R), “Consolidation of Variable Interest Entities”, and we have determined that we are the primary beneficiary of the securitization entities.  As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization.  Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders.  All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

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

New Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early adoption is permitted for fiscal years beginning on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of the fiscal year, has not issued financial statements for any interim period of the fiscal year of adoption and also elects to apply the provisions of SFAS No. 157. The Company is in the process of analyzing the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS No.157 beginning January 1, 2008. We are currently evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement” (“SAB 108”), on quantifying financial statement misstatements. In summary, SAB 108 was issued to address the diversity in practice of evaluating and quantifying financial statement misstatements and the related accumulation of such misstatements. SAB 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a potential misstatement and contains guidance for correcting errors under this dual perspective. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company's consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us on January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” Effective at the beginning of the first quarter of 2006, the Company early adopted the newly issued statement and elected the fair value option to subsequently measure its mortgage servicing rights (“MSRs”). Under the fair value option, all changes in the fair value of MSRs are reported in the statement of operations. The initial implementation of SFAS 156 did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS No.155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS No.133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS No.133. Management does not believe that SFAS No.155 will have a material effect on the Company’s consolidated financial statements.

Overview of Performance

For the year ended December 31, 2006, we reported a net loss of $15.0 million, as compared to a net loss of $5.3 million for the year ended December 31, 2005. The increase in net loss is attributed to a decrease in gain on sale revenues and net interest income from our investment portfolio. Our revenues were driven largely from increases in interest income on investments in mortgage loans and mortgage securities (our “mortgage portfolio management” segment). In addition, the Company incurred a $8.3 million charge attributable to loan losses.

 For the year ended December 31, 2006, total residential originations, including brokered loans, were $2.5 billion as compared to $3.4 billion and $1.8 billion for the same period of 2005 and 2004, respectively. The decrease in our loan origination levels for the year ended December 31, 2006 as compared to the same period of 2005 is the result of the loss of experienced loan officers to competitors as well as an overall market decline. Total employees decreased to 616 at December 31, 2006 from 802 at December 31, 2005; full-service loan origination locations decreased to 25 offices and 22 satellite loan origination locations at December 31, 2006 from 28 full service locations and 26 satellite loan origination locations at December 31, 2005.

Summary of Operations and Key Performance Measurements

For the year ended December 31, 2006, our net income was dependent upon our mortgage portfolio management operations and the net interest (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio of mortgage loans held for investment, mortgage loans held in the securitization trusts and residential mortgage-backed securities in our portfolio management segment. The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the year ended December 31, 2006:

	Amount	Average Outstanding Balance	Effective Rate
	(Dollars in Millions)
Net Interest Income Components:
Interest Income
Investment securities and loans held in the securitization trusts	$66,973	$1,266.4	5.29%
Amortization of premium	(2,092)	5.9	(0.16)%
Total interest income	$64,881	$1,272.3	5.13%
Interest Expense
Repurchase agreements	$62,437	$1,201.2	5.12%
Interest rate swaps and caps	(5,884)	—	(0.48)%
Total interest expense	$56,553	$1,201.2	4.64%
Net Interest Income	$8,328		0.49%

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.

For the year ended December 31, 2006, our net income was also dependent upon our mortgage lending operations and originations from our mortgage lending segment, which include the mortgage loan sales (“mortgage banking”) and mortgage brokering activities on residential mortgages sold or brokered to third parties. Our mortgage banking activities generate revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generate brokering fee revenues from third party buyers. When we retain a portion of our loan originations for our investment portfolio, we do not realize the gain on sale premiums we would have otherwise recognized had these loans been sold to third parties and such loans retained on our balance sheet at cost. As a result, revenues in our mortgage banking segment are lower and the book value of these assets on our balance sheet, which are accounted for on a cost basis, will differ from their fair market value.

A breakdown of our loan originations for the year ended December 31, 2006 follows:

Description	Number of Loans	Aggregate Principal Balance ($000’s)	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size
Purchase mortgages	6,485	$1,484.0	58.3%	7.15%	$228,831
Refinancings	3,837	1,060.0	41.7%	6.98%	276,267
Total	10,322	$2,544.0	100.0%	7.08%	246,464
Adjustable rate or hybrid	3,398	$1,102.2	43.3%	6.94%	324,373
Fixed rate	6,924	1,441.8	56.7%	7.18%	208,230
Total	10,322	$2,544.0	100.0%	7.08%	246,464
Banked	8,018	$1,841.0	72.4%	7.16%	229,610
Brokered	2,304	703.0	27.6%	6.86%	305,118
Total	10,322	$2,544.0	100.0%	7.08%	$246,464

The key performance measures for our origination activities are:

•	dollar volume of mortgage loans originated;

•	relative cost of the loans originated;

•	characteristics of the loans, including but not limited to the coupon and credit quality of the loan, which will indicate their expected yield;

•	return on our mortgage asset investments and the related management of interest rate risk; and

•	frequency of early payment defaults which result in loan losses.

Management’s discussion and analysis of financial condition and results of operations, along with other portions of this report, are designed to provide information regarding our performance and these key performance measures.

Year Ended December 31, 2006 Financial Highlights

•	Net income for the Company’s Mortgage Portfolio Management segment totaled $6.0 million for the year ended December 31, 2006.

•	Consolidated net loss totaled $15.0 million for the year ended December 31, 2006.

•	Discontinued operations net loss totaled $17.2 million net of tax for the year ended December 31, 2006.

Financial Condition

Balance Sheet Analysis - Asset Quality

Investment Portfolio Related Assets

Mortgage Loans Held in Securitization Trusts and Mortgage Loans Held for Investment. Included in our portfolio are adjustable-rate mortgage loans that we originated or purchased in bulk from third parties that meet our investment criteria and portfolio requirements. These loans are classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans. If the securitization qualifies as a financing for SFAS No. 140 purposes the loans are classified as “mortgage loans held in securitization trusts.”

The NYMT 2006-1 securitization qualifies as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. The residual assets total $2.0 million and are included in investment securities available for sale (see note 2 in our consolidated financial statements).

There were no Mortgage Loans Held for Investment at December 31, 2006.

The following table details Mortgage Loans Held for Investment at December 31, 2005 (dollar amounts in thousands):

Category	Par Value	Coupon	Carrying Value	Yield
Mortgage Loans Held for Investment	$4,054	5.84%	$4,060	5.56%

The following table details Mortgage Loans Held in Securitization Trusts (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
December 31, 2006	$584,358	5.56%	$588,160	5.56%
December 31, 2005	$771,451	5.17%	$776,610	5.49%

At December 31, 2006 mortgage loans held in securitization trusts totaled $588.2 million, or 45% of total assets. Of this mortgage loan investment portfolio 100% are traditional or hybrid ARMs and 75.9% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately seven years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

Characteristics of Our Mortgage Loans Held in Securitization Trusts and Retained Interest in Securitization:

The following table sets forth the composition of our loans held for investment and in securitization trusts as of December 31, 2006 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,259	$584,358	$588,160
Retained interest in securitization (included in Investment securities available for sale)	458	249,627	23,930
Total Loans Held	1,717	$833,985	$612,090

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$501	$3,500	$25
Coupon Rate	5.67%	8.13%	3.88%
Gross Margin	2.36%	6.50%	1.13%
Lifetime Cap	11.14%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	341	351	307

The following table sets forth the composition of our loans held for investment and in securitization trusts as of December 31, 2005 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,609	$771,451	$776,610
Mortgage loans held for investment	11	4,054	4,060
Total Loans Held	1,620	$775,505	$780,670

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$486	$3,500	$25
Coupon Rate	5.26%	7.75%	3.00%
Gross Margin	2.40%	7.01%	1.13%
Lifetime Cap	11.08%	13.75%	9.00%
Original Term (Months)	360	360	359
Remaining Term (Months)	348	360	319

	December 31, 2006 Percentage	December 31, 2005 Percentage
Arm Loan Type
Traditional ARMs	2.9%	4.7%
2/1 Hybrid ARMs	3.8%	5.3%
3/1 Hybrid ARMs	16.8%	32.4%
5/1 Hybrid ARMs	74.5%	57.3%
7/1 Hybrid ARMs	2.0%	0.3%
Total	100.0%	100.0%
Percent of ARM loans that are Interest Only	75.9%	74.9%
Weighted average length of interest only period	8.0 years	8.2 years

	December 31, 2006 Percentage	December 31, 2005 Percentage
Traditional ARMs - Periodic Caps
None	61.9%	64.5%
1%	8.8%	19.4%
Over 1%	29.3%	16.1%
Total	100.0%	100.0%

	December 31, 2006 Percentage	December 31, 2005 Percentage
Hybrid ARMs - Initial Cap
3.00% or less	14.8%	29.6%
3.01%-4.00%	7.5%	10.7%
4.01%-5.00%	76.6%	58.2%
5.01%-6.00%	1.1%	1.5%
Total	100.0%	100.0%

	December 31, 2006 Percentage	December 31, 2005 Percentage
FICO Scores
650 or less	3.8%	5.0%
651 to 700	16.9%	18.0%
701 to 750	34.0%	35.4%
751 to 800	41.5%	38.2%
801 and over	3.8%	3.4%
Total	100.0%	100.0%
Average FICO Score	737	733

	December 31, 2006 Percentage	December 31, 2005 Percentage
Loan to Value (LTV)
50% or less	9.8%	9.5%
50.01%-60.00%	8.8%	9.4%
60.01%-70.00%	28.1%	28.6%
70.01%-80.00%	51.1%	49.7%
80.01% and over	2.2%	2.8%
Total	100.0%	100.0%
Average LTV	69.4%	69.3%

	December 31, 2006 Percentage	December 31, 2005 Percentage
Property Type
Single Family	52.3%	53.7%
Condominium	22.9%	23.1%
Cooperative	8.8%	10.1%
Planned Unit Development	13.0%	9.2%
Two to Four Family	3.0%	3.9%
Total	100.0%	100.0%

	December 31, 2006 Percentage	December 31, 2005 Percentage
Occupancy Status
Primary	85.3%	84.2%
Secondary	10.7%	10.7%
Investor	4.0%	5.1%
Total	100.0%	100.0%

	December 31, 2006 Percentage	December 31, 2005 Percentage
Documentation Type
Full Documentation	70.1%	61.8%
Stated Income	21.3%	24.1%
Stated Income/ Stated Assets	7.2%	11.8%
No Documentation	0.9%	1.6%
No Ratio	0.5%	0.7%
Total	100.0%	100.0%

	December 31, 2006 Percentage	December 31, 2005 Percentage
Loan Purpose
Purchase	57.3%	60.0%
Cash out refinance	26.1%	25.2%
Rate & term refinance	16.6%	14.8%
Total	100.0%	100.0%

	December 31, 2006 Percentage	December 31, 2005 Percentage
Geographic Distribution: 5% or more in any one state
NY	26.2%	32.7%
MA	14.4%	19.4%
CA	6.8%	14.1%
NJ	─	5.8%
FL	─	5.4%
Other (less than 5% individually)	52.6%	22.6%
Total	100.0%	100.0%

Delinquency Status

As of December 31, 2006, we had seven delinquent loans totaling $6.8 million categorized as Mortgage Loans Held in Securitization Trusts. The table below shows delinquencies in our loan portfolio as of December 31, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$166.4	0.03%
61-90	1	193.1	0.03%
90+	5	$6,444.5	1.10%

As of December 31, 2005, we had four delinquent loans totaling $2.0 million categorized as Mortgage Loans Held in Securitization Trusts. The table below shows delinquencies in our loan portfolio as of December 31, 2005 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$193.1	0.02%
61-90	─	─	─
90+	3	$1,771.0	0.23%

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

Investment Securities - Available for Sale. Our securities portfolio consists of agency securities or AAA-rated residential mortgage-backed securities. At December 31, 2006, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our securities portfolio as of December 31, 2006 and December 31, 2005:

Characteristics of Our Investment Securities (dollar amounts in thousands):

December 31, 2006	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$163,121	$163,898	34%	6.72%	6.40%
Private Label Floating Rate	AAA	22,392	22,284	5%	6.12%	6.46%
Private Label ARMs	AAA	287,018	284,874	58%	4.82%	5.71%
NYMT Retained Securities	AAA-BBB	15,996	15,894	3%	5.67%	6.02%
NYMT Retained Securities	Below Investment Grade	2,767	2,012	0%	5.67%	18.35%
Total/Weighted Average		$491,294	$488,962	100%	5.54%	6.06%

Characteristics of Our Investment Securities (dollar amounts in thousands):

December 31, 2005	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$13,505	$13,535	2%	5.56%	5.45%
FHLMC Agency ARMs	FHLMC	91,835	91,217	13%	4.28%	3.82%
FNMA Agency ARMs	FNMA	298,526	297,048	41%	4.18%	3.91%
Private Label ARMs	AAA	315,835	314,682	44%	4.74%	4.51%
Total/Weighted Average		$719,701	$716,482	100%	4.47%	4.19%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2006	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$163,898	6.40%	$—	—	$—	—	$163,898	6.40%
Private Label Floating Rate	22,284	6.46%	—	—	—	—	22,284	6.46%
Private Label ARMs	16,673	5.60%	78,565	5.80%	183,612	5.64%	278,850	5.68%
NYMT Retained Securities	6,024	7.12%	—	—	17,906	7.83%	23,930	7.66%
Total	$208,879	6.37%	$78,565	5.80%	$201,518	5.84%	$488,962	6.06%

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2005	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$13,535	5.45%	$—		$—	—	$13,535	5.45%
FHLMC Agency ARMs	—	—	91,217	3.82%	—	—	91,217	3.82%
FNMA Agency ARMs	—	—	297,048	3.91%	—	—	297,048	3.91%
Private Label ARMs	—	—	57,605	4.22%	257,077	4.57%	314,682	4.51%
Total	$13,535	5.45%	$445,870	3.93%	$257,077	4.57%	$716,482	4.19%

Mortgage Lending Related Assets

Mortgage Loans Held for Sale. Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $106.9 million at December 31, 2006 as compared to $108.3 million at December 31, 2005. We use warehouse lines of credit and loan aggregation facilities to finance our mortgage loans held for sale. Fluctuations in mortgage loans held for sale, warehouse lines of credit, due to/from loan purchasers and related accounts are dependent on factors such as loan production, seasonality and our investor’s ability to purchase loans on a timely basis.

Due from Purchasers. We had amounts due from loan purchasers totaling $88.4 million at December 31, 2006 as compared to $121.8 million at December 31, 2005. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped to permanent investors but for which payment has not yet been received at period end.

Escrow Deposits - Pending Loan Closings. We had escrow deposits pending loan closing of $3.8 million at December 31, 2006 as compared to $1.4 million at December 31, 2005. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

Non-Loan or Investment Assets

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $0.9 million at December 31, 2006 versus $9.1 million at December 31, 2005.

Prepaid and Other Assets.  Prepaid and other assets totaled $20.5 million as of December 31, 2006. Prepaid and other assets consist primarily of a deferred tax benefit of $18.4 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

Property and Equipment, Net - Property and equipment totaled $6.5 million as of December 31, 2006 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Mortgage Loans Held for Sale/for Investment. We had debt outstanding on our financing facilities which finance our mortgage loans held for sale of $173.0 million at December 31, 2006 as compared to $225.2 million at December 31, 2005. As of December 31, 2006, the current weighted average borrowing rate on these financing facilities is 5.93%. The fluctuations in mortgage loans held for sale and short-term borrowings are dependent on loans we have originated during the period as well as loans we have sold outright.

Financing Arrangements, Portfolio Investments. We have arrangements to enter into repurchase agreements with 23 different financial institutions having a total line capacity of $5.1 billion. As of December 31, 2006 and December 31, 2005, there were $0.8 billion and $1.2 billion, respectively, of repurchase borrowings outstanding. Our repurchase agreements typically have terms of 30 days. As of December 31, 2006, the current weighted average borrowing rate on these financing facilities is 5.37%.

Collateralized Debt Obligations. There were no new securitization transactions accounted for as a financing during 2006. On December 20, 2005 we issued CDOs secured by ARM loans and restricted cash placed as collateral for prefunded loans which will be replaced by ARM loans within 30 days. For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes interest rate caps and are held by the trust and recorded as an asset or liability of the Company. The interest rate cap limits the interest rate exposure on these transactions. As of December 31, 2006 we have CDO outstanding of $197.4 million with an average interest rate of 5.72%.

Subordinated Debentures. As of December 31, 2006, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.12% at December 31, 2006). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Derivative Assets:
Continuing Operations:
Interest rate caps	$1,045	$2,163
Interest rate swaps	621	6,383
Total derivative assets, continuing operations	1,666	8,546

Discontinued Operation:
Interest rate caps	966	1,177
Forward loan sale contracts - loan commitments	48	—
Forward loan sale contracts - mortgage loans held for sale	39	—
Forward loan sale contracts - TBA securities	84	—
Interest rate lock commitments - loan commitments	—	123
Total derivative assets, discontinued operation	1,137	1,300

Total derivative assets	$2,803	$9,846

Derivative liabilities:
Discontinued Operation:
Forward loan sale contracts - loan commitments	$—	$(38)
Forward loan sale contracts - mortgage loans held for sale	—	(18)
Forward loan sale contracts - TBA securities	—	(324)
Interest rate lock commitments - loan commitments	(118)	—
Interest rate lock commitments - mortgage loans held for sale	(98)	(14)
Total derivative liabilities, discontinued operation	$(216)	$(394)

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2006 was $71.6 million and included $4.4 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.

Securitizations

NYMT 2006-1-During the twelve month period ended December 31, 2006, we completed the securitization of approximately $277.4 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. We accounted for this securitization as a non-recourse sale in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The amount of each class of notes, together with the interest rate and credit ratings for each class are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate (%)	Moody’s/Fitch Rating
1-A-1	$6,726	5.648	Aaa/AAA
2-A-1	148,906	5.673	Aaa/AAA
2-A-2	20,143	5.673	Aaa/AAA
2-A-3	65,756	5.673	Aaa/AAA
2-A-4	9,275	5.673	Aa1/AAA
3-A-1	16,055	5.855	Aaa/AAA
B-1	3,746	5.683	Aa2/AA
B-2	2,497	5.683	A2/A
B-3	1,525	5.683	Baa2/BBB
B-4	1,387	5.683	NR/BB
B-5	694	5.683	NR/B
B-6	$693	5.683	NR

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

New York Mortgage Trust 2005-1. February 25, 2005 - securitization of approximately $419.0 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate	S&P Rating
A	$391,761	LIBOR + 27bps	AAA
M-1	$18,854	LIBOR + 50bps	AA
M-2	$6,075	LIBOR + 85bps	A

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the trust was approximately 68.8% and the weighted average FICO score was approximately 729. The weighted average current loan rate of the pool of mortgage loans is approximately 5.36% and the weighted average maximum loan rate (after periodic rate resets) is 10.62%, and weighted average months to roll of 17months with 64% rolling in 6 months.

New York Mortgage Trust 2005-2. July 29, 2005 - securitization of approximately $242.9 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate	S&P Rating
A	$217,126	LIBOR + 33bps	AAA
M-1	$16,029	LIBOR + 60bps	AA
M-2	$6,314	LIBOR + 100bps	A

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

New York Mortgage Trust 2005-3. December 20, 2005 - securitization of approximately $235.0 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P and Moody’s, are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate	S&P/Moody’s Rating
A-1	$70,000	LIBOR + 24bps	AAA / Aaa
A-2	$98,267	LIBOR + 23bps	AAA / Aaa
A-3	$10,920	LIBOR + 32bps	AAA / Aaa
M-1	$25,380	LIBOR + 45bps	AA+ / Aa2
M-2	$24,088	LIBOR + 68bps	AA / A2

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the Trust was approximately 69.5% and the weighted average FICO score was approximately 732. The weighted average current loan rate of the pool of mortgage loans is approximately 5.79% and the weighted average maximum loan rate (after periodic rate resets) is 11.58%.

Prepayment Experience

The cumulative prepayment rate (“CPR”) on our mortgage loan portfolio averaged approximately 19% during 2006 as compared to 27% during 2005. CPRs on our purchased portfolio of investment securities averaged approximately 16% while the CPRs on loans held for investment or held in our securitization trusts averaged approximately 22% during 2006. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

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

In its February 12, 2007 Mortgage Finance Forecast, the MBA estimated that closed loan originations in the industry declined to $3.03 trillion in 2005 and $2.51 trillion in 2006. Although not forecast, a decline in the overall volume of closed loan originations may have a negative effect on our loan origination volume and net income.

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

The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. In addition, the type of loan production is an important factor in recognizing gain on sale premiums. Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties. The following table summarizes our loan production for each quarter of 2006, 2005 and 2004.

	Number of Loans	Aggregate Principal Balance ($ in millions)	Percentage Of Total Principal	Weighted Average Interest Rate	Average Principal Balance	Weighted Average
						LTV	FICO
2006:
Fourth Quarter
ARM	647	$218.2	37.3%	7.10%	$337,270	73.5	699
Fixed-rate	1,609	353.7	60.4%	7.14%	219,835	75.8	712
Subtotal-non-FHA	2,256	571.9	97.7%	7.13%	253,514	74.9	707
FHA - ARM	—	—	—	—	—	—	—
FHA - fixed-rate	83	13.7	2.3%	6.42%	164,723	94.6	650
Subtotal - FHA	83	13.7	2.3%	6.42%	164,723	94.6	650
Total ARM	647	218.2	37.3%	7.10%	337,270	73.5	699
Total fixed-rate	1,692	367.4	62.7%	7.11%	217,132	76.5	709
Total Originations	2,339	$585.6	100.0%	7.11%	$250,364	75.4	706

Purchase mortgages	1,350	$306.0	52.3%	7.22%	$226,633	80.2	720
Refinancings	906	265.9	45.4%	7.02%	293,570	68.8	693
Subtotal-non-FHA	2,256	571.9	97.7%	7.13%	253,514	74.9	707
FHA - purchase	71	11.3	1.9%	6.35%	159,550	96.9	661
FHA - refinancings	12	2.4	0.4%	6.74%	195,333	83.4	597
Subtotal - FHA	83	13.7	2.3%	6.42%	164,723	94.6	650
Total purchase	1,421	317.3	54.2%	7.19%	223,281	80.8	717
Total refinancings	918	268.3	45.8%	7.02%	292,286	69.0	692
Total Originations	2,339	$585.6	100.0%	7.11%	$250,364	75.4	706

Third Quarter
ARM	794	$237.6	39.4%	7.27%	$299,209	72.8	704
Fixed-rate	1,709	351.1	58.2%	7.48%	205,433	75.6	711
Subtotal-non-FHA	2,503	588.7	97.6%	7.39%	235,180	74.5	708
FHA - ARM	3	1.2	0.2%	6.06%	423,701	96.1	681
FHA - fixed-rate	82	12.9	2.2%	6.61%	157,096	96.1	652
Subtotal - FHA	85	14.1	2.4%	6.56%	166,506	95.7	654
Total ARM	797	238.8	39.6%	7.27%	299,678	72.9	704
Total fixed-rate	1,791	364.0	60.4%	7.45%	203,220	76.4	709
Total Originations	2,588	$602.8	100.0%	7.38%	$232,925	75.0	707

Purchase mortgages	1,594	$352.6	58.5	7.47%	$221,215	79.0	718
Refinancings	909	236.1	39.1	7.28%	259,670	67.8	693
Subtotal-non-FHA	2,503	588.7	97.6%	7.39%	235,180	74.5	708
FHA - purchase	70	11.9	2.0	6.50%	170,453	96.5	664
FHA - refinancings	15	2.2	0.4	6.84%	148,087	91.4	604
Subtotal - FHA	85	14.1	2.4	6.56%	166,506	95.7	654
Total purchase	1,664	364.5	60.5	7.44%	219,079	79.5	716
Total refinancings	924	238.3	39.5	7.27%	257,858	68.0	692
Total Originations	2,588	$602.8	100.0%	7.38%	$232,925	75.0	707

Second Quarter
ARM	1,021	$352.4	47.5%	6.83%	$345,116	72.2	711
Fixed-rate	1,687	358.8	48.4%	7.21%	212,710	75.1	713
Subtotal-non-FHA	2,708	711.2	95.9%	7.02%	262,631	73.7	712
FHA - ARM	7	1.7	0.2%	5.60%	242,250	95.8	608
FHA - fixed-rate	170	28.9	3.9%	6.32%	169,950	93.3	662
Subtotal - FHA	177	30.6	4.1%	6.28%	172,809	93.4	659
Total ARM	1,028	354.1	47.7%	6.82%	344,415	72.3	711
Total fixed-rate	1,857	387.7	52.3%	7.14%	208,795	76.5	709
Total Originations	2,885	$741.8	100.0%	6.99%	$257,120	74.5	710

Purchase mortgages	1,792	$434.7	58.6%	7.10%	$242,591	78.7	720
Refinancings	916	276.5	37.3%	6.89%	301,836	65.8	698
Subtotal-non-FHA	2,708	711.2	95.9%	7.02%	262,631	73.7	712
FHA - purchase	108	19.2	2.6%	6.23%	178,164	96.6	669
FHA - refinancings	69	11.4	1.5%	6.38%	164,429	88.0	642
Subtotal - FHA	177	30.6	4.1%	6.28%	172,809	93.4	659
Total purchase	1,900	453.9	61.2%	7.07%	238,929	79.4	718
Total refinancings	985	287.9	38.8%	6.87%	292,210	66.7	696
Total Originations	2,885	$741.8	100.0%	6.99%	$257,120	74.5	710

First Quarter
ARM	924	$290.6	47.3%	6.71%	$314,555	71.6	705
Fixed-rate	1,442	299.2	48.8%	7.06%	207,519	73.3	712
Subtotal-non-FHA	2,366	589.8	96.1%	6.89%	249,320	72.5	709
FHA - ARM	2	0.5	0.1%	5.57%	228,253	93.0	646
FHA - fixed-rate	142	23.5	3.8%	6.13%	165,161	92.7	650
Subtotal - FHA	144	24.0	3.9%	6.12%	166,037	92.7	650
Total ARM	926	291.1	47.4%	6.71%	314,369	71.7	705
Total fixed-rate	1,584	322.7	52.6%	6.99%	203,722	74.7	708
Total Originations	2,510	$613.8	100.0%	6.86%	$244,542	73.2	706

Purchase mortgages	1,430	$335.5	54.7%	6.94%	$234,600	77.2	722
Refinancings	936	254.3	41.4%	6.81%	271,809	66.2	692
Subtotal-non-FHA	2,366	589.8	96.1%	6.89%	249,320	72.5	709
FHA - purchase	70	12.7	2.1%	6.07%	181,325	96.4	655
FHA - refinancings	74	11.3	1.8%	6.17%	151,576	88.6	645
Subtotal - FHA	144	24.0	3.9%	6.12%	166,037	92.7	650
Total purchase	1,500	348.2	56.7%	6.91%	232,144	77.9	719
Total refinancings	1,010	265.6	43.3%	6.78%	263,000	67.1	690
Total Originations	2,510	$613.8	100.0%	6.86%	$244,542	73.2	706

	Number of Loans	Aggregate Principal Balance ($ in millions)	Percentage Of Total Principal	Weighted Average Interest Rate	Average Principal Balance	Weighted Average
						LTV	FICO
2005:
Fourth Quarter
ARM	1,321	$452.5	55.0%	6.33%	$342,551	71.9	700
Fixed-rate	1,617	343.7	41.8%	6.79%	212,524	72.2	712
Subtotal-non-FHA	2,938	796.2	96.8%	6.53%	270,987	72.1	705
FHA - ARM	1	0.2	0.0%	5.80%	157,545	84.6	655
FHA - fixed-rate	194	26.5	3.2%	6.06%	136,820	93.5	639
Subtotal - FHA	195	26.7	3.2%	6.06%	136,927	93.4	639
Total ARM	1,322	452.7	55.0%	6.33%	342,411	72.0	700
Total fixed-rate	1,811	370.2	45.0%	6.74%	204,414	73.7	707
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Purchase mortgages	1,949	$426.8	51.9%	6.73%	$218,995	78.5	716
Refinancings	989	369.4	44.9%	6.29%	373,447	64.5	692
Subtotal-non-FHA	2,938	796.2	96.8%	6.53%	270,987	72.1	705
FHA - purchase	38	6.1	0.7%	6.40%	161,278	97.4	649
FHA - refinancings	157	20.6	2.5%	5.95%	131,033	92.1	636
Subtotal - FHA	195	26.7	3.2%	6.06%	136,927	93.4	639
Total purchase	1,987	433.0	52.6%	6.72%	217,891	78.8	715
Total refinancings	1,146	389.9	47.4%	6.28%	340,237	66.0	689
Total Originations	3,133	$822.9	100.0%	6.52%	$262,643	72.7	703

Third Quarter
ARM	1,727	$513.3	51.2%	6.10%	$297,213	73.8	705
Fixed-rate	1,946	392.2	39.1%	6.43%	201,537	73.2	717
Subtotal-non-FHA	3,673	905.5	90.3%	6.25%	246,522	73.5	710
FHA - ARM	4	0.8	0.1%	5.80%	217,202	94.7	642
FHA - fixed-rate	700	95.9	9.6%	5.72%	136,954	92.9	633
Subtotal - FHA	704	96.7	9.7%	5.72%	137,410	93.0	633
Total ARM	1,731	514.1	51.3%	6.10%	297,028	73.8	705
Total fixed-rate	2,646	488.1	48.7%	6.29%	184,451	77.1	700
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Purchase mortgages	2,568	$558.1	55.7%	6.39%	$217,314	78.1	719
Refinancings	1,105	347.4	34.6%	6.01%	314,402	66.2	696
Subtotal-non-FHA	3,673	905.5	90.3%	6.25%	246,522	73.5	710
FHA - purchase	71	11.7	1.2%	6.05%	165,045	96.3	659
FHA - refinancings	633	85.0	8.5%	5.67%	134,310	92.5	630
Subtotal - FHA	704	96.7	9.7%	5.72%	137,410	93.0	633
Total purchase	2,639	569.8	56.9%	6.38%	215,908	78.5	718
Total refinancings	1,738	432.4	43.1%	5.94%	248,811	71.4	683
Total Originations	4,377	$1,002.2	100.0%	6.19%	$228,973	75.4	703

Second Quarter
ARM	1,839	$537.9	57.2%	5.90%	$292,482	72.7	709
Fixed-rate	1,777	337.1	35.9%	6.47%	189,732	72.7	718
Subtotal-non-FHA	3,616	875.0	93.1%	6.12%	241,988	72.7	712
FHA - ARM	30	4.8	0.5%	5.34%	159,088	93.7	611
FHA - fixed-rate	449	59.9	6.4%	5.97%	133,408	92.6	624
Subtotal - FHA	479	64.7	6.9%	5.92%	135,016	92.7	623
Total ARM	1,869	542.7	57.8%	5.89%	290,341	72.8	708
Total fixed-rate	2,226	397.0	42.2%	6.39%	178,371	75.7	704
Total Originations	4,095	$939.7	100.0%	6.10%	$229,475	74.0	706

Purchase mortgages	2,652	$587.8	62.6%	6.21%	$221,657	76.4	720
Refinancings	964	287.2	30.5%	5.94%	297,918	65.1	695
Subtotal-non-FHA	3,616	875.0	93.1%	6.12%	241,988	72.7	712
FHA - purchase	85	13.9	1.5%	5.99%	163,693	96.3	644
FHA - refinancings	394	50.8	5.4%	5.91%	128,829	91.7	617
Subtotal - FHA	479	64.7	6.9%	5.92%	135,016	92.7	623
Total purchase	2,737	601.7	64.0%	6.20%	219,857	76.8	719
Total refinancings	1,358	338.0	36.0%	5.93%	248,860	69.1	684
Total Originations	4,095	$939.7	100.0%	6.10%	$228,973	74.0	706

First Quarter
ARM	1,313	$355.3	52.8%	5.61%	$270,603	72.7	708
Fixed-rate	1,274	247.8	36.9%	6.31%	194,541	71.4	719
Subtotal-non-FHA	2,587	603.1	89.7%	5.90%	233,145	72.2	712
FHA - ARM	59	9.5	1.4%	5.10%	160,093	93.8	648
FHA - fixed-rate	462	59.9	8.9%	5.85%	129,756	92.2	635
Subtotal - FHA	521	69.4	10.3%	5.75%	133,191	92.4	637
Total ARM	1,372	364.8	54.2%	5.60%	265,851	73.2	706
Total fixed-rate	1,736	307.7	45.8%	6.22%	177,299	75.5	703
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

Purchase mortgages	1,717	$365.9	54.4%	6.03%	$213,081	76.2	723
Refinancings	870	237.2	35.3%	5.69%	272,743	66.0	696
Subtotal-non-FHA	2,587	603.1	89.7%	5.90%	233,145	72.2	712
FHA - purchase	95	15.1	2.2%	5.66%	158,699	97.2	672
FHA - refinancings	426	54.3	8.1%	5.78%	127,503	91.0	627
Subtotal - FHA	521	69.4	10.3%	5.75%	133,191	92.4	637
Total purchase	1,812	381.0	56.6%	6.02%	210,230	77.0	721
Total refinancings	1,296	291.5	43.4%	5.71%	225,002	70.7	683
Total Originations	3,108	$672.5	100.0%	5.88%	$216,390	74.3	705

2004:
Fourth Quarter
ARM	1,094	$330.1	52.2%	5.23%	$301,765	71.1	714
Fixed-rate	956	206.8	32.7%	6.32%	216,266	72.1	714
Subtotal-non-FHA	2,050	536.9	84.9%	5.65%	261,893	71.5	714
FHA - ARM	150	19.5	3.1%	5.20%	130,215	92.7	627
FHA - fixed-rate	599	76.2	12.0%	6.04%	127,281	92.0	622
Subtotal - FHA	749	95.7	15.1%	5.87%	127,868	92.1	623
Total ARM	1,244	349.6	55.3%	5.23%	281,080	72.3	709
Total fixed-rate	1,555	283.0	44.7%	6.24%	181,988	77.5	689
Total Originations	2,799	$632.6	100.0%	5.68%	$226,029	74.6	700

Purchase mortgages	1,426	$353.3	55.9%	5.65%	$247,722	75.1	724
Refinancings	624	183.6	29.0%	5.65%	294,278	64.4	694
Subtotal-non-FHA	2,050	536.9	84.9%	5.65%	261,893	71.5	714
FHA - purchase	82	13.3	2.1%	5.93%	162,494	96.4	647
FHA - refinancings	667	82.4	13.0%	5.86%	123,611	91.4	619
Subtotal - FHA	749	95.7	15.1%	5.87%	127,868	92.1	623
Total purchase	1,508	366.6	57.9%	5.66%	243,088	75.9	721
Total refinancings	1,291	266.0	42.1%	5.71%	206,102	72.8	671
Total Originations	2,799	$632.6	100.0%	5.68%	$226,029	74.6	700

Third Quarter
ARM	692	$208.9	50.3%	5.06%	$301,879	70.7	718
Fixed-rate	639	145.7	35.1%	6.70%	228,013	71.0	714
Subtotal-non-FHA	1,331	354.6	85.4%	5.73%	266,416	70.8	716
FHA - ARM	52	6.8	1.6%	5.29%	130,769	92.2	597
FHA - fixed-rate	429	54.0	13.0%	6.33%	125,874	92.2	612
Subtotal - FHA	481	60.8	14.6%	6.21%	126,403	92.2	610
Total ARM	744	215.7	51.9%	5.07%	289,919	71.4	714
Total fixed-rate	1,068	199.7	48.1%	6.60%	186,985	76.7	687
Total Originations	1,812	$415.4	100.0%	5.80%	$229,249	73.9	701

Purchase mortgages	1,019	$265.9	64.0%	5.78%	$260,942	73.4	725
Refinancings	312	88.7	21.4%	5.59%	284,295	63.1	691
Subtotal-non-FHA	1,331	354.6	85.4%	5.73%	266,416	70.8	716
FHA - purchase	54	8.7	2.1%	6.36%	161,111	95.0	637
FHA - refinancings	427	52.1	12.5%	6.18%	122,014	91.8	605
Subtotal - FHA	481	60.8	14.6%	6.21%	126,403	92.2	610
Total purchase	1,073	274.6	66.1%	5.80%	255,918	74.1	722
Total refinancings	739	140.8	33.9%	5.81%	190,528	73.7	660
Total Originations	1,812	$415.4	100.0%	5.80%	$229,249	73.9	701

Second Quarter
ARM	781	$253.4	49.3%	4.91%	$324,456	69.8	722
Fixed-rate	797	167.2	32.5%	6.31%	209,787	70.6	720
Subtotal-non-FHA	1,578	420.6	81.8%	5.47%	266,540	70.1	721
FHA - ARM	29	4.1	0.8%	4.37%	141,379	93.5	653
FHA - fixed-rate	764	89.3	17.4%	5.87%	116,885	91.9	655
Subtotal - FHA	793	93.4	18.2%	5.81%	117,781	92.0	654
Total ARM	810	257.5	50.1%	4.90%	317,901	70.1	721
Total fixed-rate	1,561	256.5	49.9%	6.16%	164,318	78.0	697
Total Originations	2,371	$514.0	100.0%	5.53%	$216,786	74.1	709

Purchase mortgages	1,021	$262.7	51.1%	5.46%	$257,297	74.8	728
Refinancings	557	157.9	30.7%	5.48%	283,483	62.2	711
Subtotal-non-FHA	1,578	420.6	81.8%	5.47%	266,540	70.1	721
FHA - purchase	71	10.6	2.1%	6.25%	149,296	96.1	633
FHA - refinancings	722	82.8	16.1%	5.75%	114,681	91.4	657
Subtotal - FHA	793	93.4	18.2%	5.81%	117,781	92.0	654
Total purchase	1,092	273.3	53.2%	5.49%	250,275	75.6	724
Total refinancings	1,279	240.7	46.8%	5.57%	188,194	72.3	693
Total Originations	2,371	$514.0	100.0%	5.53%	$216,786	74.1	709

First Quarter
ARM	458	$121.8	43.0%	5.55%	$265,982	83.8	839
Fixed-rate	578	151.8	53.5%	5.43%	262,547	60.1	611
Subtotal-non-FHA	1,036	273.6	96.5%	5.48%	264,066	70.7	713
FHA - ARM	—	—	—	—	—	—	—
FHA - fixed-rate	35	9.8	3.5%	4.48%	281,445	68.0	445
Subtotal - FHA	35	9.8	3.5%	4.48%	281,445	68.0	445
Total ARM	458	121.8	43.0%	5.55%	265,982	83.8	839
Total fixed-rate	613	161.6	57.0%	5.38%	263,626	60.6	601
Total Originations	1,071	$283.4	100.0%	5.45%	$264,633	70.6	703

Purchase mortgages	623	$164.2	57.9%	5.42%	$263,586	74.1	711
Refinancings	413	109.4	38.6%	5.58%	264,789	65.5	715
Subtotal-non-FHA	1,036	273.6	96.5%	5.48%	264,066	70.7	713
FHA - purchase	27	7.8	2.8%	4.73%	289,221	73.2	462
FHA - refinancings	8	2.0	0.7%	3.55%	255,200	48.3	380
Subtotal - FHA	35	9.8	3.5%	4.48%	281,445	68.0	445
Total purchase	650	172.0	60.7%	5.39%	264,651	74.1	700
Total refinancings	421	111.4	39.3%	5.54%	264,607	65.2	708
Total Originations	1,071	$283.4	100.0%	5.45%	$264,633	70.6	703

Any change in loan origination volume and other operational and financial performance results was primarily dependent on the number of offices and our level of staffing these offices. Our personnel costs are largely variable in that loan origination personnel are paid commissions on loan production volume and the related operations personnel are somewhat variable in terms of have flexibility to scale operations based on volume levels. Our staffing levels also have a high correlation to levels of expense for marketing and promotion, office supplies, data processing, and travel and entertainment expenses. Likewise, the number of offices and branches which we operate has a high correlation to occupancy and equipment expense.

Other Operational Information

	As of December 31,
	2006	2005	% Change	2004	% Change
Loan officers	327	329	(0.6)%	344	(4.4)%
Other employees	289	473	(38.9)%	438	8.0%
Total employees	616	802	(23.2)%	782	2.6%

Number of sales locations	47	54	(13.0)%	66	(18.2)%

Results of Operations - Comparison of Years Ended December 31, 2006, 2005 and 2004

Net Income - Overview
Comparative Net Income

(dollar amounts in thousands)	For the Year Ended December 31,
	2006	2005	% Change	2004	% Change
Net (loss)/income	$(15,031)	$(5,340)	(181.5)%	$4,947	(207.9)%
EPS (Basic)	$(0.83)	$(0.30)	(176.7)%	$0.28	(207.1)%
EPS (Diluted)	$(0.83)	$(0.30)	(176.7)%	$0.27	(211.1)%

For the year ended December 31, 2006, we reported net loss of $15.0 million, as compared to net loss of $5.3 million for the year ended December 31, 2005. The increase in net loss is attributable to a reduction in gain on sale income from the mortgage lending segment as well as a reduction in net interest income from the investment portfolio. In addition the mortgage lending segment incurred a $7.4 million charge related to loan loss reserves.

For the year ended December 31, 2005, we reported net loss of $5.3 million, as compared to net income of $4.9 million for the year ended December 31, 2004.   The change in net loss is attributed to an increase in gain on sale income and net interest income from our investment portfolio. These gains were offset by the execution of our core business strategy to retain selected originated loans in our portfolio (thus forgoing the gain on sale premiums we would have otherwise received when such loans are sold to third parties), an impairment charge of $7.4 million in the fourth quarter related to $388.3 million of available for sale securities that we now anticipate selling in 2006 in order to rebalance our portfolio with higher yielding assets, one-time severance charges of $3.0 million, and increased expenses incurred for and subsequent to the acquisition of multiple retail loan origination locations during 2004.

Comparative Net Interest Income

(dollar amounts in thousands)	For the Year Ended December 31,
	2006	2005	% Change	2004	% Change
Interest income	$64,881	$62,725	3.4%	$20,394	207.6%
Interest expense	60,097	49,852	20.6%	12,470	299.8%
Net interest income	$4,784	$12,873	(62.8)%	$7,924	62.5%

Net interest income was $4.8 million, $12.9 million and $7.9 million for the years ended December 31, 2006, 2005 and 2004. Net interest income decreased by $8.1 million in 2006 from 2005. The change was primarily due to an increase interest expense without the corresponding increase in interest income on the portfolio assets. In addition, the amount invested in the investment securities portfolio and mortgage loans held in securitization trust decreased by approximately $416.0 million as compared to December 31, 2005.

Net interest income increased by $5.0 million from 2004 to 2005 and was primarily due to an increase in portfolio assets as the Company continued to implement its investment strategy following the IPO in 2004. In addition, the Company raised $45 million in subordinated debt during 2005 that allowed the Company to increase the portfolio.

Revenues

Net Interest Income. The following table summarizes the changes in net interest income for 2006, 2005 and 2004:

Yields Earned on Mortgage Loans and Securities and Rates on Financial Arrangements

(dollar amounts in thousands)	2006			2005			2004
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)			($ Millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$1,266.4	$66,973	5.29%	$1,347.4	$60,988	4.53%	$1,006.8	$21,338	4.24%
Loans held for investment	—	—	—%	145.7	7,778	5.34%	32.9	723	4.09%
Amortization of net premium	5.9	$(2,092)	(0.16)%	$14.7	$(6,041)	(0.42)%	$11.5	$(1,667)	(0.46)%
Interest income	$1,272.3	$64,881	5.13%	$1,507.8	$62,725	4.16%	$1,051.2	$20,394	3.89%

Interest Expense:
Investment securities and loans held in the securitization trusts	$1,201.2	$56,553	4.64%	$1,283.3	$42,001	3.23%	$930.1	$11,982	2.57%
Loans held for investment	—	—	—	142.7	5,847	4.04%	32.7	488	2.72%
Subordinated debentures	45.0	3,544	7.77%	26.6	2,004	7.54%	—	—	—
Interest expense	$1,246.2	$60,097	4.76%	$1,452.6	$49,852	3.39%	$962.8	$12,470	2.58. %
Net interest income	$26.1	$4,784	0.37%	$55.2	$12,873	0.77%	$88.4	$7,924	1.31%

For our portfolio investments of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread for each quarter since we began our portfolio investment activities follows:

As of the Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Comparative Expenses

(dollar amounts in thousands)	For the Year Ended December 31,
	2006	2005	% Change	2004

Salaries, commissions and benefits	$714	$1,934	(63.1)%	$382	406.3%
Professional fees	598	853	(30.0)	149	472.5%
Depreciation and amortization	276	171	61.4	1	17,000%
Other	$82	$1,011	(91.9)%	$45	2146.6%

The 63.1% decrease in salaries from December 31, 2005 was primarily due to the severance paid to an executive who left the Company during 2005. Professional fees decreased by $255 thousand or 30% due to a decrease in general legal advisory fees as well as and a reduction in legal fees related to public filings in 2005. Depreciation and amortization increase was primarily due to an upgrade of computer equipment during the year. Other Expense decrease of 92% is due mainly to the reserve charge incurred for the sublease of the previous corporate headquarters. (See note 13)

It should be noted that certain expenses are shared by the Company and are included as a discontinued operation for this presentation.

Income (loss) from discontinued operation

(dollar amounts in thousands)	For the Year Ended December 31,
	2006	2005	% Change	2004
Loss from discontinued operation-net of tax	$(17,197)	$(8,662)	(98.5)%	$(1,952)	343.7%

In connection with the sale of the Company's wholesale mortgage origination platform assets on February 22, 2007 and the sale of its retail mortgage lending platform assets on March 31, 2007, we are required to classify our Mortgage Lending segment as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 (see note 12 in the notes to our consolidated financial statements).

The increase in loss from the discontinued operation of $8.5 in the year ended December 31, 2006 from the previous year is mainly attributable to the $8.2 loan loss charge we incurred during the second half of the 2006. In addition, the mortgage lending segment experienced decreased origination volume, increased pricing pressures and changes in product mix which reduced overall profitability.

The following is selected financial data detail that is included in income (loss) from the discontinued operation for the years ending December 31, 2006, 2005 and 2004:

(dollar amounts in thousands)	For the Year Ended December 31,
	2006	2005	% Change	2004	% Change
Net interest income	$3,524	$4,499	(21.7)%	$3,362	33.8%

Net interest income: For the year ending December 31, 2006 net interest income decreased by 21.7% as compared to the previous year. This is mainly due to two factors: the first was an increase in the cost of funds during the first six months of the year without a corresponding increase in average loan coupon and second, the overall average amount of loans held for sale outstanding during the year was lower due to the decrease in origination volume.

Gain on Sales of Mortgage Loans. The following table summarizes the gain on sales of mortgage loans for 2006, 2005 and 2004:

Gain on Sales of Mortgage Loans

(dollar amounts in thousands)	For the Year Ended December 31,
	2006	2005	% Change	2004	% Change
Total banked loan volume	$1,841,012	$2,875,288	(36.0)%	$1,435,340	100.3%
Total banked loan volume - units	8,018	12,654	(36.6)%	6,882	83.9%

Banked originations retained in portfolio	$69,739	$555,189	(87.4)%	$95,077	483.9%
Banked originations retained in portfolio - units	134	1,249	(89.3)%	187	567.9%

Net banked loan volume	$1,771,273	$2,320,099	(23.7)%	$1,340,263	73.1%
Net banked loan volume - units	7,884	11,405	(30.9)%	6,695	70.45%

Gain on sales of mortgage loans	$17,987	$26,783	(32.8)%	$20,835	28.6%

The 32.8% decreased in 2006 banked loan volumes was due to an overall industry decline as well as increased competition for our senior loan officers which lead to several departures. The increase in banked loan volumes during the years ended 2005 and 2004 is due to increased loan origination personnel and branch offices as compared to each prior year. The year ended 2005 includes full year utilization of increased personnel and branches while the increases for year ended 2004 primarily occurred in the latter half of the year.

The 36% decrease in gain on sales of mortgage loans for the year ending December 31, 2006 is directly related to the decrease in banked origination volume of 33%.

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

For the years ended December 31, 2006, 2005 and 2004, we originated and retained $69.7 million, $555.2 million and $95.1 million respectively, of loans in our investment portfolio or in the case of 2006 deposited into a REMIC transaction and estimate that the forgone gain on sale premium, net of the cost basis of these loans when retained in our securitization, was $.4 million, $7.5 million and $2.0 million, respectively.

The following table summarizes brokered loan volume, fees and related expenses for the fiscal years ended 2006, 2005 and 2004:

Brokered Loan Fees and Brokered Loan Expense

(dollar amounts in thousands)	For the Year Ended December 31,
	2006	2005	% Change	2004	% Change
Total brokered loan volume	$703.0	$562.1	25.07%	$410.1	37.1%
Total brokered loan volume - units	2,304	2,059	11.90%	1,171	75.8%

Brokered loan fees	$10,937	$9,991	9.5%	$6,895	44.9%
Brokered loan expenses	$8,277	$7,543	9.7%	$5,276	43.0%

The increase in brokered loan volume for the year ended 2006 relative to a decrease in overall origination volume for the same period is due to the discontinuance to bank sub-prime and certain other types of mortgage products. The increase in the years ended 2005 and 2004 is due to increased loan origination personnel and branch offices as compared to each prior year. The year ended 2005 includes full year utilization of increased personnel and branches while the increases for year ended 2004 primarily occurred in the latter half of the year. While brokered loan volumes have increased, brokered loan revenues have not had a correlating increase due to lower lender rebates/premiums.

Expenses

Most of our expenses are directly correlated to our staffing levels and our number of offices:

(dollar amounts in thousands)	For the Year Ended December 31,
	2006	2005	% Change	2004	% Change
Loan officers	327	329	(0.6)%	344	(4.4)%
Other employees	289	473	(38.9)%	438	8.0%
Total employees	616	802	(23.2)%	782	2.6%

Number of sales locations	47	54	(13.0)%	66	(18.2)%

Salaries and benefits	$21,711	$29,045	(25.3)%	$16,736	73.5%
Occupancy and equipment	5,077	6,094	(16.7)%	3,519	73.2%
Marketing and promotion	2,012	4,736	(57.5)%	3,519	34.6%
Data processing and communications	2,431	2,223	9.4%	1,424	56.1%
Office supplies and expenses	1,896	2,312	(18.0)%	1,515	52.6%
Professional fees	4,144	3,889	6.6%	1,856	109.5%
Depreciation and amortization	$2,106	$1,708	23.3%	$689	147.9%

The majority of the category changes noted above is in direct correlation to the change in loan origination volume of (36%), 100% and 16% for the years ended December 31, 2006, 2005 and 2004 respectively.

Professional Fees Expense. During the year ended December 31, 2006, we had professional fees expense of $4.1 million as compared to $3.9 million for the same period of 2005, an increase of less than 7%. The 110% increase in 2005 was primarily due to increase spending for costs of compliance with various regulatory and public company requirements, such as the Sarbanes-Oxley Act of 2002 and increases in dues, licenses and permits in states where NYMC has a new presence.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and our investment portfolio. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

Current market conditions relative to early payment defaults (“EPD”) 0n mortgage loans have made EPDs an important factor affecting our liquidity. As more fully described in section Loan Loss Reserves on Mortgage Loans, we are generally required to repurchase loans where the borrowers have not timely made some or all of their first three mortgage payments. As the incidence of EPDs has recently increased dramatically, the frequency of loans we are requested to repurchase has increased. These repurchases are predominately made with cash and the loans are held on the balance sheet until they can be sold. EPD loans are sold at a discount to the current balance of the loan, thus reducing our cash position.

We believe our existing cash balances and funds available under our warehouse facility and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed the on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash. At December 31, 2006, we had no commitments for any additional financings, however we cannot ensure that we will be able to obtain any future additional financing if and when required and on terms and conditions acceptable to us.

To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. At December 31, 2006 our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity was 17. We, and the providers of our finance facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at December 31, 2006 as a form of equity which would result in an adjusted leverage ratio of 10 to 1.

We have arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 23 different financial institutions with total borrowing capacity of $5.1 billion; as of December 31, 2006 we had $0.8 billion outstanding from six of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Under these repurchase agreements the financial institutions lend money versus the market value of our mortgage-backed securities portfolio, and, accordingly, an increase in interest rates can have a negative impact on the valuation of these securities, resulting in a potential margin call from the financial institution. We monitor the market valuation fluctuation as well as other liquidity needs to ensure there is adequate collateral available to meet any additional margin calls or liquidity requirements.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At December 31, 2006 we had $285.0 million in interest rate swaps outstanding with two different financial institutions. The weighted average maturity of the swaps was 694 days at December 31, 2006. The impact of the interest swaps extends the maturity of the repurchase agreements to six months.

As of December 31, 2006, the Company had three warehouse facilities totaling $750 million, all of which were uncommitted.

The documents governing these facilities contains a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth, of 20 to 1 in the case of each of the CSFB facility and the Greenwich Capital facility and 15 to 1 in the for Deutsche Bank, as well as to comply with applicable regulatory and investor requirements. These facilities also contain various covenants pertaining to, among other things, the maintenance of certain periodic income thresholds and working capital, and maintenance of certain amounts of net worth. As of December 31, 2006, the Company was in compliance with all covenants with the exception of the net income covenant on all three facilities as well as a stockholder’s equity covenant on the CSFB facility. Waivers have been obtained from these institutions for these matters.

The agreements also contained covenants limiting the ability of our subsidiaries to:

•	transfer or sell assets;
•	create liens on the collateral;
•	incur additional indebtedness without obtaining prior consent of lenders.

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

The Greenwich Capital facility is a master loan and security agreement totaling $250 million. Under this agreement, the counterparty provides financing to us for the origination or acquisition of certain mortgage loans, to be sold to third parties or contributed for future securitizations. We repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bare interest at a floating rate initially equal to LIBOR plus a spread (starting at 0.75%) that varies depending on the types of mortgage loans securing these facilities. As of December 31, 2006 there were no outstanding balances on the Greenwich facility. This facility expired as of February 4, 2007.

The master loan and security agreement with Deutsche Bank Structured Products, Inc is for $300 million. Under this agreement, the counterparty provides financing to us for the origination or acquisition of certain mortgage loans, which then are sold to third parties or contributed for future securitizations. We will repay advances under this credit facility with a portion of the proceeds from the sale of all mortgage-backed securities issued by the trust or other entity, along with a portion of the proceeds resulting from permitted whole loan sales. Advances under this facility bare interest at a floating rate initially equal to LIBOR plus a spread (starting at 0.625%) that varies depending on the types of mortgage loans securing the facility. Advances under this facility are subject to lender approval of the mortgage loans intended for origination or acquisition, advance rates and the then ratio of our liabilities to our tangible net worth. As of December 31, 2006 the outstanding balance of this facility was $66.2 million with the maximum aggregate amount available for additional borrowings of $233.8 million. As of March 26, 2007, under the terms of a termination agreement between us and the counterparty, and with no loans remaining financed by the counterparty, this facility was terminated.

The repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, at December 31, 2006 totaled $200.0 million. This facility is secured by the mortgage loans owned by the Company. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus a spread (starting at .75%) that varies depending on the types of mortgage loans securing the facility. Additionally advance rates and terms may vary depending on the ratio of our liabilities to our tangible net worth. As of December 31, 2006, the aggregate outstanding balance under this facility was $106.8 million and the aggregate maximum amount available for additional borrowings was $93.2 million. An amendment pertaining to this facility was entered into between us and the counterparty on March 23, 2007 that limited the facility to $120 million, and specified a termination date of June 29, 2007, at which time we expect to have all loans currently financed with this facility to be sold, or reduced to an amount that would enable us to pay the loans off of the facility.

As it relates to our purchasing bulk packages of loans for securitizations going forward, we anticipate continuing relationships with one or more of our current or previous warehouse facility providers, although no formal agreements have been entered into at this time.

We expect that the CSFB facility will be sufficient to meet our capital and financing needs as we no longer operate a mortgage lending business as of March 31, 2007.

As of December 31, 2006, our aggregate repurchase facility borrowings related to our discontinued operation were $173.0 million at an average interest rate of approximately 5.93%.

As of December 31, 2006, our aggregate financing arrangements secured by portfolio investments were $815.3 million at an average interest rate of approximately 5.37%.

Our borrowings are secured by either portfolio investments or residential mortgage loans, the value of which may move inversely with changes in interest rates. A decline in the market value of our portfolio investments or mortgage loans investments in the future may limit our ability to borrow under these facilities or result in lenders requiring additional collateral or initiating margin calls under our borrowing facilities. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses.

Our ability to sell the mortgage loans we own at cost or for a premium in the secondary market so that we may generate cash proceeds to repay borrowings under our repurchase facilities, depends on a number of factors, including:

•	the program parameters under which the loan was originated under and the continuation of that program by the investor;
•	the loan’s conformity with the ultimate investors’ underwriting standards;
•	the credit quality of the loans; and
•	our compliance with laws and regulations as it relates to lending practices;

As it relates to loans sold previously under certain loan sale agreements, and in the event of a breach of a representation, warranty or covenant under such agreement, or in the event of an EPD, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by that breach. We have been required to repurchase loans we have sold from time to time; these repurchases have resulted in a loss of $7.5 million in 2006.

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

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. These assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our REIT taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to:

•	sell assets in adverse market conditions;
•	borrow on unfavorable terms;
•	distribute amounts that would otherwise be invested in assets or repayment of debt, in order to comply with the REIT distribution requirements.

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

Contractual Obligations

The Company had the following contractual obligations (excluding derivative financial instruments) at December 31, 2006:

($ in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Reverse repurchase agreements	$818,974	$818,974	—	—	—
Operating leases	9,835	2,550	4,908	2,377	—
Collateralized debt obligations(1)(2)	240,944	47,690	73,701	41,665	77,888
Subordinated debentures(1)	57,156	3,594	7,198	46,364	—
Employment agreements(3)	2,256	752	1,504	—	—
Discontinued businesses
Warehouse facilities(5)	172,972	172,972	—	—	—
Operating leases	7,075	2,761	3,026	931	357
Employment agreements(4)	2,354	785	1,569	—	—
	$1,311,566	$1,050,078	$91,906	$91,337	$78,245

(1)	Amounts increase interest paid during the period. Interest based on interest rates in effect on December 31, 2006.
(2)
Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(3)	Represents base cash compensation of David Akre and Steven Mumma.
(4)	Represents base cash compensation of Steven Schnall and Joseph Fierro.
(5)	Excludes interest payments as the balance changes on a daily basis.

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

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire loans and securities, the value of our loans, mortgage pools and mortgage-backed securities, and our ability to realize gains from the resale and settlement of such originated loans.

In our investment portfolio, our primary market risk is interest rate risk. Interest rate risk can be defined as the sensitivity of our portfolio, including future earnings potential, prepayments, valuations and overall liquidity to changes in interest rates. We attempt to manage interest rate risk by adjusting portfolio compositions, liability maturities and utilizing interest rate derivatives including interest rate swaps and caps. Management’s goal is to maximize the earnings potential of the portfolio while maintaining long term stable portfolio valuations.

We utilize a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps.

Based on the results of this model, as of December 31, 2006, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 30-35 basis points as compared to our base line projections over the next year.

The following tables set forth information about financial instruments (dollar amounts in thousands):

	December 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in the securitization trusts	584,358	588,160	582,504
Mortgage loans held for sale	110,804	106,900	107,810
Commitments and contingencies:
Interest rate lock commitments - loan commitments	104,334	(118)	(118)
Forward loan sales contracts	142,110	171	171
Interest rate swaps	285,000	621	621
Interest rate caps	$1,540,518	$2,011	$2,011

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14
Forward loan sales contracts	51,763	(380)	(380
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	$1,858,860	$3,340	$3,340

The impact of changing interest rates may be mitigated by portfolio prepayment activity that we closely monitor and the portfolio funding strategies we employ. First, our floating rate borrowings may react to changes in interest rates before our adjustable rate assets because the weighted average next repricing dates on the related borrowings may have shorter time periods than that of the adjustable rate assets. Second, interest rates on adjustable rate assets may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Third, our adjustable rate assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to adjustable rate borrowers when the interest rates on their loans are scheduled to change.

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

Interest rates can also affect our net return on hybrid adjustable rate (“hybrid ARM”) securities and loans net of the cost of financing hybrid ARMs. We continually monitor and estimate the duration of our hybrid ARMs and have a policy to hedge the financing of the hybrid ARMs such that the net duration of the hybrid ARMs, our borrowed funds related to such assets, and related hedging instruments are less than one year. During a declining interest rate environment, the prepayment of hybrid ARMs may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of hybrid ARMs, possibly resulting in a decline in our net return on hybrid ARMs as replacement hybrid ARMs may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of hybrid ARMs than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARMs. Our exposure to changes in the prepayment speed of hybrid ARMs is mitigated by regular monitoring of the outstanding balance of hybrid ARMs and adjusting the amounts anticipated to be outstanding in future periods and, on a regular basis, making adjustments to the amount of our fixed-rate borrowing obligations for future periods.

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

Market (Fair Value) Risk

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2006 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of loan commitments to fund with agreed upon rates are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current market interest rates and the existing committed rates.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years - a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of December 31, 2006. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of December 31, 2006.

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

Net Portfolio Duration
December 31, 2006

Basis point increase
	Base	+100	+200
Mortgage Portfolio	0.95 years	1.33 years	1.47 years
Borrowings (including hedges)	0.43 years	0.43 years	0.43 years
Net	0.52 years	0.90 years	1.04 years

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

Liquidity and Funding Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating. It is our policy to have adequate liquidity at all times. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

Our ability to hold mortgage loans held for sale require cash. Generally, we are required to have a balance of between zero and 4% of the loan’s balance funded by the Company with cash, the balance being drawn from the warehouse facility. Our operating cash inflows are predominately from cash flows from mortgage securities, principal and interest on mortgage loans, and sales of originated loans.

Loans financed on our warehouse facility are subject to changing market valuations and margin calls. The market value of our loans is dependent on a variety of economic conditions, including interest rates (and borrower demand) and end investor desire and capacity. These values can also be affected by general tightening of credit standards across the industry recently. There is no certainty that market values will remain constant going forward. To the extent the value of the loans declines significantly, we would be required to repay portions of the amounts we have borrowed.

As it relates to our investment portfolio, derivative financial instruments we use also subject us to “margin call” risk based on their market values. Under our interest rate swaps, we pay a fixed rate to the counterparties while they pay us a floating rate. When floating rates are low, on a net basis we pay the counterparty and visa-versa. In a declining interest rate environment, we would be subject to additional exposure for cash margin calls due to accelerating prepayments of mortgage assets. However, the asset side of the balance sheet should increase in value in a further declining interest rate scenario. Most of our interest rate swap agreements provide for a bi-lateral posting of margin, the effect being that either swap party must post margin, depending on the change in value of the swap over time. Unlike typical unilateral posting of margin only in the direction of the swap counterparty, this provides us with additional flexibility in meeting our liquidity requirements as we can call margin on our counterparty as swap values increase.

Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. The volume and quality of such incoming cash flows can be impacted by severe and immediate changes in interest rates. If rates increase dramatically, our short-term funding costs will increase quickly. While many of our investment portfolio loans are hybrid ARMs, they typically will not reset as quickly as our funding costs creating a reduction in incoming cash flow. Our derivative financial instruments are used to mitigate the effect of interest rate volatility.

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to meet commitments on a timely and cost-effective basis. Our principal sources of liquidity are the repurchase agreement market, the issuance of CDOs, loan warehouse facilities as well as principal and interest payments from portfolio Assets. We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

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

For the three months ended December 31, 2006, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 17%, compared to 21% for the three months ended September 30, 2006, to 20% for the three months ended June 30, 2006, to 19% for the three months ended March 31, 2006 and 31% for the three months ended December 31, 2005. The constant prepayment rate averaged approximately 19% during the year ended December 31, 2006. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities. As previously noted, we are predominately a high-quality loan originator and our underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan. Along with this however, is a growing percentage of loans underwritten with stated income and/or stated assets. These loan types make credit risk assessment more difficult.

We mitigate credit risk by establishing and applying criteria that identifies high-credit quality borrowers. With regard to the purchased mortgage security portfolio, we rely on the guaranties of FNMA, FHLMC, GNMA or the AAA/Aaa rating established by the Rating Agencies.

With regard to loans included in our securitization, factors such as FICO score, LTV, debt-to-income ratio, and other borrower and collateral factors are evaluated. Credit enhancement features, such as mortgage insurance may also be factored into the credit decision. In some instances, when the borrower exhibits strong compensating factors, exceptions to the underwriting guidelines may be approved.

Our loans held in securitization are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing. In addition, in the supply constrained housing markets we focus on, housing values tend to be high and, generally, underwriting standards for higher value homes require lower LTVs and thus more owner equity further mitigating credit risk. For our mortgage securities that are purchased, we rely on the Fannie Mae, Freddie Mac, Ginnie Mae and AAA-rating of the securities supplemented with additional due diligence.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision of and with the participation of our management, including our Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. Based upon that evaluation, our management, including our Co-Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that there was a material weakness in the operation of the Company’s internal control over financial reporting as of December 31, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified was an inadequacy in the operation of our control activities involving the completion and review of the accounting period closing process. The sale of substantially all of the operating assets of our mortgage lending platform to Indymac, which closed as of March 31, 2007, significantly increased the workload demands of the existing accounting staff, thereby disrupting the timely completion and review of the accounting period closing process. In addition, in connection with the uncertainty of the consummation and effect of the Indymac transaction, the accounting department was affected by the departure of certain key accounting personnel during this time. The increased workload and decreased staff levels resulted in a significant number of post-closing journal entries and contributed to a request for additional time to file our Annual Report on Form 10-K in accordance with Rule 12b-25.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein beginning on page F-2 of this annual report on Form 10-K.

Remediation Plan. With the closing of the Indymac transaction, management believes that the workload demands on the accounting staff will be greatly reduced going forward. During the first quarter of 2007, and in preparation for the completion and review of the accounting period closing process for the first quarter of 2007, management has been actively assessing the Company’s accounting needs and taking such necessary steps to retain and hire additional accounting staff with the requisite accounting experience and skill to effectively remediate this material weakness. Management believes that taking these steps will remediate the material weakness in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The changes in the Company's internal control over financial reporting described above are changes that management has implemented during the three months ended March 31, 2007.

Item 9B. OTHER INFORMATION

The table below summarizes the 2006 cash incentive bonuses granted to each of the Company’s executive officers along with 2007 contractual salaries:

	2007 Annual Salary(1)(3)(4)	2006 Cash Bonus(2)
Steven B. Schnall	$434,008	$	─
Chairman of the Board and Co-Chief Executive Officer(4)
David A. Akre	434,008		─
Co-Chief Executive Officer
Joseph V. Fierro	350,545		─
Chief Operating Officer of NYMC(4)
Steven R. Mumma	$434,008		$30,000
President, Co-Chief Executive Officer and Chief Financial Officer

(1)	Pursuant to each of the executive officer’s employment agreements, 2007 base salaries reflect a 2.5% increase over base salary as established in 2006.

(2)	On February 5, 2007 the compensation committee of the Company’s Board of Directors granted a 2006 cash incentive bonus to Steven R. Mumma.

(3)
On March 28, 2007, the Company's Board of Directors approved an increase in Mr Mumma's base salary to $434,008 upon the consummation of the Indymac transaction and his being named President and Co-Chief Executive in addition to his title of Chief Financial Officer. Prior to April 1, 2007, Mr Mumma's 2007 annualized salary would have been $317,954.

(4)	Upon the consummation of the transaction with Indymac on March 31, 2007, Steven B. Schnall and Joseph V. Fierro resigned from their executive positions and assumed roles with Indymac.

On December 13, 2005, NYMC Loan Corporation, a wholly owned subsidiary of New York Mortgage Trust, Inc. (the “Company”), and the Company entered into a $300 million master repurchase agreement (the “Agreement”) with DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp. (each a “Buyer” and collectively the “Buyers”) to finance, on a short-term basis, mortgage loans originated by The New York Mortgage Company, LLC (“assets”). The Company guaranteed the payment and performance of NYMC Loan Corporation, as Seller, under the Agreement. Under the Agreement, the Seller may sell assets to the Buyers and agrees to repurchase those assets on a date certain. The purchase price for assets is generally an amount equal to the product of the market value of the assets to be sold multiplied by a percentage of the purchase price that generally ranges from 75% to 98% of the asset's market value, depending on the type of mortgage asset being financed and whether the asset is performing or non-performing. In general, the repurchase price equals the original purchase price plus accrued but unpaid interest. Pursuant to the terms of the Agreement, the Seller pays interest to the Buyers at a fixed percentage over LIBOR depending on collateral type. All of the Seller's interest in the transferred assets passes to the Buyers on the purchase date. Upon receipt of the purchase price, the Buyers transfer their ownership interests in the asset back to the Seller. The Agreement is a $300 million uncommitted lending facility, meaning the Buyers must agree to each asset financed under the Agreement. If the market value of an asset financed under the facility declines to less than the related Buyer's purchase price (the “margin deficit”), then the Buyers may require that the Seller transfer cash in an amount equal to such margin deficit or additional loans or may retain any funds received by it to which the Seller would otherwise be entitled. On December 12, 2006, the facility was extended until December 12, 2007.

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

On January 5, 2006, the Company and its wholly-owned subsidiaries, The New York Mortgage Company, LLC (“NYMC”) and New York Mortgage Funding, LLC (“NYMF”) (the Company, NYMC and NYMF, each a Seller and together, the “Sellers”), entered into a $250 million master repurchase agreement with Greenwich Capital Products, Inc. (“GCM”). The terms of the agreement between the Sellers and GCM are substantially similar to the Agreement described above. The agreement between the Sellers and GCM is a full-recourse facility against the Sellers and all obligations of the Sellers are joint and several. This agreement with GCM was set to expire on December 4, 2006. On December 1, 2006, the facility was extended until January 4, 2007 and on December 22, 2006 the facility was again extended until February 4, 2007. At that time, management decided not to seek renewal of this facility which expired on February 4, 2007.

In connection with the sale of our mortgage banking platform to Indymac and as an inducement for certain employees to accept employment with Indymac, on March 28, 2007, the Company's Board of Directors approved the acceleration of vesting of an aggregate of 46,848 performance shares and shares of restricted stock previously awarded to non-executive employees of the company. Pursuant to this action, the awards will vest and be paid in cash the 30th day following the closing of the Indymac transaction.

In connection with Mr. Mumma's appointment as President and Co-Chief Executive Officer of the Company upon consummation of the Indymac transaction, on March 28, 2007, our Board of Directors approved Amendment No. 2 to Mr. Mumma's employment agreement increasing his base salary in the manner set forth above. On the same date, our Board of Directors elected Mr. Mumma to serve on the Board, effective March 31, 2007, and to stand for election at our 2007 Annual Meeting of Shareholders in June.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information on our directors and executive officers is incorporated by reference from our Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information on Our Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers and Significant Employees”) to be filed with respect to our Annual Meeting of Stockholders to be held June 14, 2007 (the “2007 Proxy Statement”).

Because our common stock is listed on the NYSE, our Co-Chief Executive Officers are required to make an annual certification to the NYSE stating that they are not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Co-Chief Executive Officers made their annual certification to that effect to the NYSE as of June 30, 2006. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officers and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

Item 11. EXECUTIVE COMPENSATION

The information presented under the headings “Compensation of Directors” and “Executive Compensation” in our 2007 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information presented under the heading “Certain Relationships and Related Party Transactions” and  “Information on Our Board of Directors and its Committees” in our 2007 Proxy Statement to be filed with the SEC is incorporated herein by reference.

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

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: April 2, 2007	By:	/s/ DAVID A. AKRE
Name: David A. Akre
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Akre	Co-Chief Executive Officer	April 2, 2007
David A. Akre	and Director
(Principal Executive Officer)

/s/ Steven R. Mumma	President, Co-Chief Executive Officer and	April 2, 2007
Steven R. Mumma	Chief Financial Officer
(Principal Financial Officer)

/s/ Steven B. Schnall	Chairman of the Board	April 2, 2007
Steven B. Schnall

/s/ David R. Bock	Director	April 2, 2007
David R. Bock

/s/ Alan L. Hainey	Director	April 2, 2007
Alan L. Hainey

/s/ Steven G. Norcutt	Director	April 2, 2007
Steven G. Norcutt

/s/ Mary Dwyer Pembroke	Director	April 2, 2007
Mary Dwyer Pembroke

/s/ Jerome F. Sherman	Director	April 2, 2007
Jerome F. Sherman

/s/ Thomas W. White	Director	April 2, 2007
Thomas W. White

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2006

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that New York Mortgage Trust, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness in the Company's internal control over financial reporting has been identified and included in management's assessment: The material weakness related to an inadequacy in the operation of control activities relating to the completion and review of the accounting period closing process that resulted in significant post-closing journal entries and contributed to a delay in filing of the Company's Annual Report on Form 10-K. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006 of the Company, and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of the Company, and the related consolidated statements of operation, stockholders'/members' equity, and cash flows, as of and for the year ended December 31, 2006, and our report dated April 2, 2007 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP
New York, New York
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders'/members' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/DELOITTE & TOUCHE LLP
New York, New York
April 2, 2007

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$969	$9,056
Restricted cash	2,086	4,949
Investment securities — available for sale	488,962	716,482
Accounts and accrued interest receivable	5,189	9,899
Mortgage loans held in securitization trusts	588,160	776,610
Mortgage loans held for investment	─	4,060
Prepaid and other assets	20,951	12,820
Derivative assets	1,666	8,546
Assets related to discontinued operation	214,925	248,871
TOTAL ASSETS	$1,322,908	$1,791,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Financing arrangements, portfolio investments	$815,313	$1,166,499
Financing arrangements, loans held for sale/for investment	─	3,969
Collateralized debt obligations	197,447	228,226
Accounts payable and accrued expenses	5,575	14,521
Subordinated debentures	45,000	45,000
Other liabilities	14	195
Liabilities related to discontinued operation	187,987	231,925
Total liabilities	1,251,336	1,690,335
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 400,000,000 shares authorized 18,325,187 shares issued and 18,077,880 outstanding at December 31, 2006 and 18,258,221 shares issued and 17,953,674 outstanding at December 31, 2005	183	183
Additional paid-in capital	99,509	107,573
Accumulated other comprehensive (loss) income	(4,381)	1,910
Accumulated deficit	(23,739)	(8,708)
Total stockholders’ equity	71,572	100,958
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,322,908	$1,791,293
See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	2004
REVENUES:
Interest income:
Investment securities and loans held in securitization trusts	$64,881	$55,050	$19,671
Loans held for investment	—	7,675	723
Total interest income	64,881	62,725	20,394
Interest expense:
Investment securities and loans held in securitization trusts	56,553	42,001	11,982
Loans held for investment	—	5,847	488
Subordinated debentures	3,544	2,004	—
Total interest expense	60,097	49,852	12,470
Net interest income	4,784	12,873	7,924
Other (expense) income:
Loan losses	(57)	—	—
(Loss) gain on sale of securities and related hedges	(529)	2,207	167
Impairment loss on investment securities	—	(7,440)	—
Miscellaneous income	—	1	—
Total other (expense) income	(586)	(5,232)	167
EXPENSES:
Salaries, commissions and benefits	714	1,934	382
Occupancy and equipment	1	50	422
Marketing and promotion	78	124	14
Data processing and communications	230	149	174
Office supplies and expenses	24	21	4
Professional fees	598	853	149
Travel and entertainment	29	6	1
Depreciation and amortization	276	171	1
Other	82	1,011	45
Total expenses	2,032	4,319	1,192
Income from continuing operations	2,166	3,322	6,899
Loss from discontinued operation - net of tax	(17,197)	(8,662)	(1,952)
NET (LOSS)/INCOME	$(15,031)	$(5,340)	$4,947
Basic (loss)/income per share	$(0.83)	$(0.30)	$0.28
Diluted (loss)/income per share	$(0.83)	$(0.30)	$0.27
Weighted average shares outstanding-basic(1)	18,038	17,873	17,797
Weighted average shares outstanding-diluted(1)	18,038	17,873	18,115

(1)	Weighted average shares outstanding-basic and diluted assume the shares outstanding upon the Company’s June 2004 initial public offering were outstanding for the full year.

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(Dollar amounts in thousands)

	Common Stock	Additional Paid-In Capital	Stockholders’/ Members’ Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
BALANCE,JANUARY 1, 2004 —
Members’ Deficit	$—	$—	$(1,339)	$865	$—	$(474)
Net income	—	—	4,947	—	4,947	4,947
Contributions	—	—	2,310	—	—	2,310
Distributions	—	—	(3,135)	—	—	(3,135)
Forfeiture of 47,680 escrowed shares	—	(493)		—	—	(493)
Dividends declared	—	(4,470)	(2,783)	—	—	(7,253)
Initial public offering — Common stock	181	121,910	—	—	—	122,091
Restricted stock	—	1,743	—	—	—	1,743
Performance shares	—	249	—	—	—	249
Stock options	—	106	—	—	—	106
Decrease in net unrealized gain on available for sale securities	—	—	—	(3,836)	(3,836)	(3,836)
Increase derivative instruments	—	—	—	3,227	3,227	3,227
Comprehensive income	—	—	—	—	$4,338	—
BALANCE, DECEMBER 31, 2004 — Stockholders’ Equity	181	119,045	0	256	—	119,482
Net loss	—	—	(5,340)	—	$(5,340)	(5,340)
Dividends declared	—	(13,375)	(3,368)	—	—	(16,743)
Restricted stock	2	1,310	—	—	—	1,312
Performance shares	—	549	—	—	—	549
Stock options	—	44	—	—	—	44
Decrease in net unrealized gain on available for sale securities	—	—	—	(1,130)	(1,130)	(1,130)
Increase derivative instruments	—	—	—	2,784	2,784	2,784
Comprehensive loss	—	—	—	—	$(3,686)	—
BALANCE, DECEMBER 31, 2005 — Stockholders’ Equity	183	107,573	(8,708)	1,910		100,958
Net loss	—	—	(15,031)	—	$(15,031)	(15,031)
Dividends declared	—	(8,595)	—	—	—	(8,595)
Repurchase of common stock	(1)	(299)	—	—	—	(300)
Restricted stock	1	819	—	—	—	820
Performance shares	—	8	—	—	—	8
Stock options	—	3	—	—	—	3
Decrease in net unrealized gain on available for sale securities	—	—	—	(879)	(879)	(879)
Decrease in derivative instruments	—	—	—	(5,412)	(5,412)	(5,412)
Comprehensive loss	—	—	—	—	$(21,322)	—
BALANCE, DECEMBER 31, 2006 Stockholders’ Equity	$183	$99,509	$(23,739)	$(4,381)		$71,572

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(15,031)	$(5,340)	$4,947
Adjustments to reconcile net (loss)/income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,106	1,716	690
Amortization of premium on investment securities and mortgage loans	2,483	6,269	1,667
Loss on sale of current period securitized loans	747	—	—
Gain (loss) on sale of securities and related hedges	529	(2,207)	(939)
Impairment loss on investment securities	—	7,440	—
Stock compensation expense	832	1,905	2,099
Forfeited shares-non cash	—		(493)
Change in value of derivatives	289	(3,155)	(314)
Loan losses	6,800	—	—
Minority interest expense	(26)	—	—
Loss on sale of fixed assets	—	27	—
(Increase) decrease in operating assets:
Purchase of mortgage loans held for sale	(222,907)	—	—
Origination of mortgage loans held for sale	(1,841,011)	(2,316,734)	(1,435,340)
Proceeds from sales of mortgage loans	2,059,981	2,293,848	1,386,124
Deferred tax benefit	(8,494)	(8,549)	(1,309)
Due from loan purchasers	33,462	(41,909)	(21,042)
Escrow deposits-pending loan closings	(2,380)	14,802	(16,236)
Accounts and accrued interest receivable	7,188	714	(12,846)
Prepaid and other assets	(1,586)	(3,987)	(2,211)
Increase (decrease) in operating liabilities:
Due to loan purchasers	4,209	1,301	(403)
Accounts payable and accrued expenses	(7,957)	3,990	12,170
Other liabilities	(453)	(4,100)	4,553
Net cash provided by (used in) operating activities	18,781	(53,969)	(78,883)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,317	(3,126)	(2,124)
Sale of investment securities	—	225,326	197,350
Purchase of investment securities	(388,398)	(148,150)	(1,533,511)
Purchase of mortgage loans held in securitization trusts	—	(167,097)	—
Principal repayments received on loans held in securitization trust	191,673	120,835	—
Proceeds from sale of investment securities	452,780	—	—
Purchase of mortgage loans held for investment	—	—	(94,767)
Origination of mortgage loans held for investment	—	(558,554)	(95,386)
Proceeds from sale of marketable securities	—	—	3,580
Principal paydown on investment securities	162,185	399,694	126,944
Payments received on loans held for investment	—	13,279	—
Purchases of property and equipment	(1,464)	(3,929)	(3,460)
Sale of fixed assets	—	75	—
Net cash provided by (used in) investing activities	419,093	(121,647)	(1,401,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(300)	—	—
Proceeds from issuance of common stock	—	—	122,091
Members’ contributions	—	—	1,309
(Decrease) increase in financing arrangements, net	(434,179)	149,315	1,380,171
Payments on subordinated notes due members	—	—	(13,707)
Dividends paid	(11,524)	(17,256)	(2,906)
Cash distributions to members	—	—	(3,135)
Issuance of subordinated debentures		45,000	—
Capital contributions from minority interest member	42	—	—
Net cash (used in) provided by financing activities	(445,961)	177,059	1,483,823
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,087)	1,443	3,566
CASH AND CASH EQUIVALENTS — Beginning of period	9,056	7,613	4,047
CASH AND CASH EQUIVALENTS — End of period	$969	$9,056	$7,613
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$76,905	$57,871	$11,709
NON CASH INVESTING ACTIVITIES
Non-cash purchase of fixed assets	$—	$168	$—
NON CASH FINANCING ACTIVITIES
Reduction of subordinated notes due members	$—	$—	$1,000
Dividends declared to be paid in subsequent period	$905	$3,834	$4,347
Grant of restricted stock	$—	$277	$1,974

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands unless otherwise indicated)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a fully-integrated, self-advised, residential mortgage finance company formed as a Maryland corporation in September 2003. The Company earns net interest income from residential mortgage-backed securities and fixed-rate and adjustable-rate mortgage loans and securities. The Company also earns net interest income from its investment in and the securitization of certain self-originated adjustable rate mortgage loans that meet the Company’s investment criteria. Until March 31, 2007, when the Company exited the mortgage lending business, the Company originated mortgage loans through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”) (see note 12 and note 21). Licensed or exempt from licensing in 44 states and the District of Columbia and through a network of 25 full service branch loan origination locations and 22 satellite loan origination locations that were licensed or pending state license approval as of December 31, 2006, NYMC offered a broad range of residential mortgage products, with a primary focus on prime, or high credit quality, residential mortgages.

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

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage lending platform on March 31, 2007 (See Note 21), during the fourth quarter of 2006, we classified our Mortgage Lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impariment or Disposal of Long-Lived Assets" ("SFAS No. 144"). As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to the discontinued operation for all periods presented in the accompanying consolidated financial statements. . Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMTand accordingly, we have not classified as a discontinued operation in accordance with the provisions of SFAS No. 144. (See note 12).

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

Concurrent with the closing of the Company’s initial public offering (“IPO”), 100,000 of the 2,750,000 shares exchanged for the equity interests of NYMC, were placed in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against Steven B. Schnall, the Company’s Chairman, President and Co-Chief Executive Officer, Joseph V. Fierro, the Chief Operating Officer of NYMC, and each of their affiliates, as the contributors of NYMC, for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $493,000 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC amended the escrow agreement to extend the escrow period to December 31, 2005 for the remaining 52,320 shares. On or about December 31, 2005, the escrow period was extended for an additional year to December 31, 2006. During 2006 the Company concluded that all indemnification claims related to the escrowed shares have been determined and that no additional losses were incurred by the Company as a result of defaults on any residential mortgage loans originated by NYMC and closed prior completion of the IPO. Accordingly, we have concluded that no further indemnification was necessary. The remaining 52,320 shares were then released from escrow.

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

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain ARM loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are recorded at amortized cost, using the same accounting principles as those used for mortgage loans held for investment. Currently the Company has retained 100% of the securities issued by New York Mortgage Trust 2005-1 and the New York Mortgage Trust 2005-2 and the securities have been financed as a secured borrowing under repurchase agreements. For our third securitization, New York Mortgage Trust 2005-03, we sold investment grade securities to third parties, which are recorded as collateralized debt obligations on the accompanying consolidated balance sheet. For our fourth securitization, the Company sold residential mortgage loans of $277.4 million to New York Mortgage Trust 2006-1 in a securitization transaction structured as a sale for accounting purposes on March 30, 2006.

Mortgage Loans Held for Investment - The Company retains substantially all of the adjustable-rate mortgage loans originated by NYMC that meet specific investment criteria and portfolio requirements. Loans originated and retained in the Company’s portfolio are serviced through a subservicer. Servicing is the function primarily consisting of collecting monthly payments from mortgage borrowers, and disbursing those funds to the appropriate loan investors.

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

Credit Risk and Allowance for Loan Losses - The Company estimates an allowance for loan losses based on management’s assessment of probable credit losses in the Company’s investment portfolio of residential mortgage loans, mortgage loans held for sale and mortgage loans held for investment. These loans are individually evaluated for impairment. The allowance is based upon management’s assessment of various credit-related factors, including current economic conditions, loan-to-value ratios, delinquency status, purchased mortgage insurance and other factors deemed to warrant consideration. If the credit performance of these mortgage loans previously reserved deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio.

The allowance will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of December 31, 2006 the allowance for loan losses totaled $4.0 million. Determining the allowance for loan losses is subjective in nature due to the estimation required.

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

Discontinued Operation: The Company entered into agreements to sell the mortgage lending operations subsequent to December 31, 2006 and accordingly, as per the provisions of SFAS No. 144 will report the activities of the Mortgage Banking Segment as a discontinued operation. (see note 12).

Financing Arrangements, Portfolio Investments— Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by portfolio securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Financing Arrangements, Loans Held for Sale/for Investment— Loans held for sale or for investment are typically financed with warehouse lines that are collateralized by loans we originated or purchased from third parties.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Collateralized Debt Obligations - CDOs are securities that are issued and secured by ARM loans.  For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes interest rate caps which are held by the securitization trust and recorded as an asset or liability of the Company.

Securitized transactions - The Company, as transferor, regularly securitizes mortgage loans and securities by transferring the loans or securities to entities (“Transferees”) which generally qualify under GAAP as “qualifying special purpose entities” (“QSPE's”) as defined under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (“Off Balance Sheet Securitizations”). The QSPEs issue investment grade and non-investment grade securities. Generally, the investment grade securities are sold to third party investors, and the Company retains the non-investment grade securities. If a transaction meets the requirements for sale recognition under GAAP, and the Transferee meets the requirements to be a QSPE, the assets transferred to the QSPE are considered sold, and gain or loss is recognized. The gain or loss is based on the price of the securities sold and the estimated fair value of any securities and servicing rights retained over the cost basis of the assets transferred net of transaction costs. If subsequently the Transferee fails to continue to qualify as a QSPE, or the Company obtains the right to purchase assets out of the Transferee, then the Company may have to include in its financial statements such assets, or potentially, all the assets of such Transferee.

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

All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in other comprehensive income (“OCI”) and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. Ineffective portions, if any, of changes in the fair value or cash flow hedges are recognized in earnings.

Risk Management - Derivative transactions are entered into by the Company solely for risk management purposes. The decision of whether or not an economic risk within a given transaction (or portion thereof) should be hedged for risk management purposes is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income, asset valuation and restrictions imposed by the Internal Revenue Code among others. In determining whether to hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken to hedge certain market risks are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, (“SFAS No. 133”), the Company is required to formally document its hedging strategy before it may elect to implement hedge accounting for qualifying derivatives. Accordingly, all qualifying derivatives are intended to qualify as fair value, or cash flow hedges, or free standing derivatives. To this end, terms of the hedges are matched closely to the terms of hedged items with the intention of minimizing ineffectiveness.

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

Loan Origination Fees and Direct Origination Cost - The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation, benefits and commission costs have been reduced by $26.4 million, $41.2 million and $20.5 milion for the years ended December 31, 2006, 2005 and 2004, respectively, because such amounts are considered incremental direct loan origination costs.

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

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004 respectively.

Stock Based Compensation -Until January 1, 2006 the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). The provisions of SFAS No. 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company, since its inception, has elected not to apply APB No. 25 in accounting for its stock option incentive plans and has expensed stock based compensation in accordance with SFAS No. 123.

In December, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement was effective for the Company with the quarter beginning January 1, 2006. The adoption of SFAS No. 123R did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early adoption is permitted for fiscal years beginning on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of the fiscal year, has not issued financial statements for any interim period of the fiscal year of adoption and also elects to apply the provisions of SFAS No. 157. The Company is in the process of analyzing the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS No.157 beginning January 1, 2008. We are currently evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement” (“SAB 108”), on quantifying financial statement misstatements. In summary, SAB 108 was issued to address the diversity in practice of evaluating and quantifying financial statement misstatements and the related accumulation of such misstatements. SAB 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a potential misstatement and contains guidance for correcting errors under this dual perspective. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company's consolidated financial statements.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us on January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” Effective at the beginning of the first quarter of 2006, the Company early adopted the newly issued statement and elected the fair value option to subsequently measure its mortgage servicing rights (“MSRs”). Under the fair value option, all changes in the fair value of MSRs are reported in the statement of operations. The initial implementation of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS No.155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS No.133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS No.133. Management does not believe that SFAS No.155 will have a material effect on the Company’s consolidated financial statements.

2.	Investment Securities Available For Sale

Investment securities available for sale consist of the following as of December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Amortized cost	$492,777	$720,583
Gross unrealized gains	623	1
Gross unrealized losses	(4,438)	(4,102)
Fair value	$488,962	$716,482

As of December 31, 2006, none of the remaining securities with unrealized losses have been deemed to be other-than-temporarily impaired. The Company has the intent and believes it has the ability to hold such investment securities until recovery of their amortized cost. Substantially all of the Company’s investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 8). The amortized cost balance at December 31, 2005 included approximately $388.3 million of certain lower-yielding mortgage agency securities (with rate resets of less than two years) that the Company had concluded it no longer had the intent to hold until their values recovered. Upon such determination, the Company recorded an unrealized impairment loss of $7.4 million for the three months ended December 31, 2005. During the first quarter of 2006, all of such designated securities were sold at an additional loss of $1.0 million.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$163,898	6.40%	$—	—	$—	—	$163,898	6.40%
Private Label Floaters	22,284	6.46%	—	—	—	—	22,284	6.46%
Private Label ARMs	16,673	5.60%	78,565	5.80%	183,612	5.64%	278,850	5.68%
NYMT Retained Securities	6,024	7.12%	—	—	17,906	7.83%	23,930	7.66%
Total/Weighted Average	$208,879	6.37%	$78,565	5.80%	$201,518	5.84%	$488,962	6.06%

The NYMT retained securities includes $2.0 million of residual interests related to the NYMT 2006-1 transaction. The residual interest carrying-values are determined by obtaining dealer quotes.

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

The following table’s presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO Floating Rate	$966	$2	$1,841	$4	$2,807	$6
Private Label Floaters	22,284	80	—	—	22,284	80
Private Label ARMs	30,385	38	248,465	4,227	278,850	4,265
NYMT Retained Securities	7,499	87	—	—	7,499	87
Total	$61,134	$207	$250,306	$4,231	$311,440	$4,438

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO Floating Rate	$11,761	$19	$—	$—	$11,761	$19
Private Label ARMs	48,642	203	270,124	3,880	318,766	4,083
Total	$60,403	$222	$270,124	$3,880	$330,527	$4,102

3.	Mortgage Loans Held For Sale (discontinued, see note 12)

Mortgage loans held for sale consist of the following as of December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Mortgage loans principal amount	$110,804	$108,244
Deferred origination costs - net	138	27
Allowance for loan losses	(4,042)	—
Mortgage loans held for sale	$106,900	$108,271

Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financing arrangements (Note 9).

The following table presents the activity in the Company's allowance for loan losses for the year ended December 31, 2006. There was no allowance for the year ended December 31, 2005.

December 31, 2006
Balance at beginning of period	$-
Provisions for loan losses	(5,040)
Charge-offs	998
Balance of the end of period	$(4,042)

4.	Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following at December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Mortgage loans principal amount	$584,358	$771,451
Deferred origination costs - net	3,802	5,159
Total mortgage loans held in securitization trusts	$588,160	$776,610

Substantially all of the Company’s mortgage loans held in securitization trusts are pledged as collateral for borrowings under financing arrangements (Note 8) or for the collateralized debt obligation (Note 10).

The following sets forth delinquent loans in our portfolio as of December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

December 31, 2006

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	5	$6,444	1.10%

December 31, 2005

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$193	0.02%
61-90	—	—	—
90+	3	$1,771	0.23%

5.	Mortgage Loans Held For Investment

There were no Mortgage loans held for investment at December 31, 2006. Mortgage loans held for investment consist of the following at December 31, 2005 (dollar amounts in thousands):

December 31, 2005
Mortgage loans principal amount	$4,054
Deferred origination cost-net	6
Total mortgage loans held for investment	$4,060

Substantially all of the Company’s mortgage loans held for investment as of December 31, 2005 were pledged as collateral for borrowings under financing arrangements (note 9).

6.	Property and Equipment — Net (discontinued, see note 12)

Property and equipment consist of the following as of December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Office and computer equipment	$7,800	$6,292
Furniture and fixtures	2,200	2,306
Leasehold improvements	1,491	1,429
Total premises and equipment	11,491	10,027
Less: accumulated depreciation and amortization	(4,975)	(3,145)
Property and equipment - net	$6,516	$6,882

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2006 and December 31, 2005 (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Derivative Assets:
Continuing Operation:
Interest rate caps	$1,045	$2,163
Interest rate swaps	621	6,383
Total derivative assets, continuing operations	1,666	8,546

Discontinued Operation:
Interest rate caps	966	1,177
Forward loan sale contracts - loan commitments	48	—
Forward loan sale contracts - mortgage loans held for sale	39	—
Forward loan sale contracts - TBA securities	84	—
Interest rate lock commitments - loan commitments	—	123
Total derivative assets, discontinued operation	1,137	1,300

Total derivative assets	$2,803	$9,846

Derivative liabilities:
Discontinued Operation:
Forward loan sale contracts - loan commitments	$—	$(38)
Forward loan sale contracts - mortgage loans held for sale	—	(18)
Forward loan sale contracts - TBA securities	—	(324)
Interest rate lock commitments - loan commitments	(118)	—
Interest rate lock commitments - mortgage loans held for sale	(98)	(14)
Total derivative liabilities, discontinued operation	$(216)	$(394)

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2006 were $285.0 million, $1.5 billion and $142.1 million, respectively

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2005 were $645.0 million, $1.9 billion and $51.8 million, respectively.

The Company estimates that over the next twelve months, approximately $1.6 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.

8.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trusts. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At December 31, 2006, the Company had repurchase agreements with an outstanding balance of $815.3 million and a weighted average interest rate of 5.37%. As of December 31, 2005, the Company had repurchase agreements with an outstanding balance of $1.2 billion and a weighted average interest rate of 4.37%. At December 31, 2006 and 2005 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $850.6 million and $1.2 billion, respectively. As of December 31, 2006 all of the repurchase agreements will mature within 30 days, with weighted average days to maturity equal to 21 days. The Company has available to it $5.1 billion in commitments to provide financings through such arrangements with 23 different counterparties.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2006 and December 31, 2005 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	December 31, 2006	December 31, 2005
Citigroup Global Markets Inc.	$—	$200,000
Countrywide Securities Corporation	168,217	109,632
Credit Suisse First Boston LLC	—	148,131
Deutsche Bank Securities Inc.	—	205,233
Goldman, Sachs & Co.	121,824	—
HSBC	—	163,781
J.P. Morgan Securities Inc.	33,631	37,481
Nomura Securities International, Inc.	156,352	—
SocGen/SG Americas Securities	87,995	—
WaMu Capital Corp	—	158,457
West LB	247,294	143,784
Total Financing Arrangements, Portfolio Investments	$815,313	$1,166,499

9.	Financing Arrangements, Mortgage Loans Held for Sale/for Investment

Financing arrangements secured by mortgage loans held for sale or for investment consist of the following as of December 31, 2006, and December 31, 2005 (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
$250 million master repurchase agreement with Greenwich Capital expired on February 4, 2007 bearing interest at one-month LIBOR plus spreads from 0.75% to 1.25% (5.137% at December 31, 2005). Principal repayments are required 120 days from the funding date. (a)	$—	$81,577	(c)
$200 million master repurchase agreement with CSFB expiring on June 29, 2007 bearing interest at daily LIBOR plus spreads from 0.75% to 2.000% depending on collateral (6.36% at December 31, 2006 and 5.28% at December 31, 2005). Principal repayments are required 90 days from the funding date	106,801	143,609
$300 million master repurchase agreement with Deutche Bank Structured Products, Inc. expiring on March 26, 2007 bearing interest at 1 month LIBOR plus spreads from 0.625% to 1.25% depending on collateral (6.0% at December 31, 2006). Principal payments are due 120 days from the repurchase date. (b)	66,171
Total Financing Arrangements	$172,972	$225,186

(a)	Management did not seek renewal of this facility which expired February 4, 2007.

(b)	The line was paid in full and mutually terminated on March 26, 2007.

(c)	Includes $3,969 of warehouse financing not related to discontinued operations.

The lines of credit are secured by all of the mortgage loans held by the Company, except for the loans held in the securitization trusts. The lines contain various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of December 31, 2006, the Company was in compliance with all covenants with the exception of the net income covenant on the CSFB, Greenwich and Deutche Bank facilities and waivers have been obtained from these institutions. As these annual agreements are negotiated for renewal, these covenants may be further modified. The agreements are each renewable annually, but are not committed, meaning that the counterparties to the agreements may withdraw access to the credit facilities at any time.

10.	Collateralized Debt Obligations

The Company’s CDOs are secured by ARM loans pledged as collateral. The ARM loans are recorded as an asset of the Company and the CDOs are recorded as the Company’s debt. The CDO transaction includes an amortizing interest rate cap contract with a notional amount of $187.5 million as of December 31, 2006 and a notional amount of $230.6 million as of December 31, 2005, which is recorded as an asset of the Company. The interest rate cap limits interest rate exposure on these transactions. As of December 31, 2006 and December 31, 2005, the Company had CDOs outstanding $197.4 million and $228.2 million, respectively. As of December 31, 2006 and December 31, 2005 the current weighted average interest rate on these CDOS was 5.72% and 4.74%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $204.6 million and $235.0 million at December 31, 2006 and December 31, 2005, respectively.

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

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.12% at December 31, 2006 and 7.77% at December 31, 2005). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

12.	Discontinued Operation

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our Mortgage Lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, we have not included these items as part of the discontinued operation in accordance with the provisions of SFAS No. 144.

The components of Assets related to the discontinued operation as of December 31, 2006 and 2005 are as follows (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Restricted cash	$1,065	$519
Due from loan purchasers	88,351	121,813
Escrow deposits-pending loan closings	3,814	1,434
Accounts and accrued interest receivable	2,488	4,966
Mortgage loans held for sale (see note 3)	106,900	108,271
Prepaid and other assets	4,654	3,686
Derivative assets	1,137	1,300
Property and equipment, net (see note 6)	6,516	6,882
	$214,925	$248,871

The components of Liabilities related to the discontinued operation as of December 31, 2006 and 2005 are as follows (dollar amounts in thousands):

	December 31, 2006	December 31, 2005
Financing arrangements, loans held for sale /for investment (see note 9)	$172,972	$221,217
Due to loan purchasers	8,334	1,762
Accounts payable and accrued expenses	6,348	8,163
Derivative liabilities (see note 7)	216	394
Other liabilities	117	389
	$187,987	$231,925

The combined results of operations of the assets and liabilities related to the discontinued operation for the years ended December 31, 2006, 2005 and 2004 are as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2006	2005	2004
REVENUES:
Net interest income	$3,524	$4,499	$3,362
Gain on sale of mortgage loans	17,987	26,783	20,835
Loan losses	(8,228)	—	—
Brokered loan fees	10,937	9,991	6,895
Other (expense) income	(294)	231	834
Total net revenues	23,926	41,504	31,926
EXPENSES:
Salaries, commissions and benefits	21,711	29,045	16,736
Brokered loan expenses	8,277	7,543	5,276
Occupancy and equipment	5,077	6,076	3,107
General and administrative	14,552	16,051	10,018
Total expenses	49,617	58,715	35,137
(LOSS)/INCOME BEFORE INCOME TAX BENEFIT	(25,691)	(17,211)	(3,211)
Income tax benefit	8,494	8,549	1,259
NET (LOSS)/INCOME	$(17,197)	$(8,662)	$(1,952)

13.	Commitments and Contingencies

Loans Sold to Investors - The Company is not exposed to long term credit risk on its loans sold to investors. In the normal course of business however, the Company is obligated to repurchase loans based on violations of representations and warranties, or early payment defaults.

Loans Funding and Delivery Commitments - At December 31, 2006 and December 31, 2005 the Company had commitments to fund loans with agreed-upon rates totaling $104.3 million and $130.3 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled $142.1 million and $51.8 million at December 31, 2006 and December 31, 2005, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs. The Company does not anticipate any material losses from such sales.

Outstanding Litigation - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.

Leases - The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2013. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $4.8 million, $4.6 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. On February 11, 2005, the Company signed a letter of intent to enter into a sub-lease for its former headquarters space at 304 Park Avenue in New York. The Company’s remaining contractual obligation to the landlord on this lease is $1.8 million. The sub-lease tenant will have a contractual rent obligation to the Company under the sub-lease of $1.0 million. This transaction was completed in late March 2005. Accordingly, during the first quarter of 2005, the Company recognized a charge of $0.8 million to earnings.

On November 13, 2006 the Company entered into an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”). Under the Agreements, the Company assigned and Lehman has assumed the sublease for the Company’s corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman will fund an escrow account in the amount of $3.0 million for the benefit of NYMC. Pending the consent of the landlord to the assignment, the full escrow amount will be released to the Company if it vacates the leased space on or before May 1, 2007. For each month beginning in May 2007 that the Company remains in occupation of the leased space, the escrow amount payable to NYMC will be reduced by $200,000. The Company intends to relocate its corporate headquarters to a smaller facility at a location that is yet to be determined.

As of December 31, 2006 obligations under non-cancelable operating leases that have an initial term of more than one year are as follows (dollar amounts in thousands):

Year Ending December 31,	Continuing operations	Discontinued operation	Total
2007	$2,550	$2,761	$5,311
2008	2,468	1,985	4,453
2009	2,440	1,041	3,481
2010	2,377	637	3,014
2011	—	294	294
Thereafter	—	357	357
	$9,835	$7,075	$16,910

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

Subsequent to the move to a new headquarters location in New York City in July 2003, in lieu of a cash security deposit for the office lease we entered into an irrevocable transferable letter of credit in the amount of $313,000 with PricewaterhouseCoopers, LLP (sublandlord),as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at HSBC bank.

14.	Related Party Transactions

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

Steven B. Schnall owns a 48% membership interest and Joseph V. Fierro owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provides title insurance brokerage services for certain title insurance providers. From time to time, NYMC refers its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers have no obligation to utilize Centurion’s services. When NYMC’s borrowers elect to utilize Centurion’s services to obtain title insurance, Centurion collects various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $13,323, $0.6 million and $0.6 million in fees and other amounts from NYMC borrowers for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 respectively. NYMC does not economically benefit from such referrals.

15.	Concentrations of Credit Risk

The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 2006 and December 31, 2005, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	December 31, 2006	December 31, 2005
New York	20.9%	43.0%
Massachusetts	17.5%	17.8%
New Jersey	12.3%	5.1%
Connecticut	7.5%	5.8%
Florida	6.8%	9.7%

At December 31, 2006 and December 31, 2005, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and mortgage loans held for investment as follows:

	December 31, 2006	December 31, 2005
New York	26.2%	32.7%
Massachusetts	14.4%	19.4%
California	6.8%	14.1%
New Jersey	4.2%	5.8%
Florida	4.2%	5.4%

16.	Fair Value of Financial Instruments

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

e. Interest Rate Swaps and Caps - The fair value of interest rate swaps and caps is based on using market accepted financial models as well as dealer quotes.

f. Interest Rate Lock Commitments - The fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of IRLCs is determined in accordance with SAB 105.

g. Forward Sale Loan Contracts - The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company’s existing positions.

The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value (dollar amounts in thousands):

	December 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value
Continuing Operations:
Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in the securitization trusts	584,358	588,160	582,504
Commitments and contingencies:
Interest rate swaps	285,000	621	621
Interest rate caps	1,514,744	1,045	1,045

Discontinued Operation:
Mortgage loans held for sale	110,804	106,900	107,810
Commitments and contingencies:
Interest rate lock commitments - loan commitments	104,334	(118)	(118)
Interest rate lock commitments - mortgage loans held for sale	106,312	(98)	(98)
Forward loan sales contracts	142,110	171	171
Interest rate caps	$25,774	$966	$966

	December 31, 2005
	Notional Amount	Carrying Amount	Estimated Fair Value
Continuing Operations:
Investment securities available for sale	$719,701	$716,482	$716,482
Mortgage loans held for investment	4,054	4,060	4,079
Mortgage loans held in the securitization trusts	771,451	776,610	775,311
Commitments and contingencies:
Interest rate swaps	645,000	6,383	6,383
Interest rate caps	1,833,086	2,163	2,163

Discontinued Operation:
Mortgage loans held for sale	108,244	108,271	109,252
Commitments and contingencies:
Interest rate lock commitments - loan commitments	130,320	123	123
Interest rate lock commitments - mortgage loans held for sale	108,109	(14)	(14)
Forward loan sales contracts	51,763	(380)	(380)
Interest rate caps	$25,774	$1,177	$1,177

17.	Income taxes

NYMT and its taxable subsidiary, NYMC, were S corporations prior to June 29, 2004 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any federal income tax expense. On June 29, 2004, NYMC became a C corporation for federal and state income tax purposes and, as such, is subject to federal and state income tax on its taxable income for periods after June 29, 2004.

A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the years ended December 31, 2006 and December 31, 2005, is as follows (dollar amounts in thousands).

	December 31, 2006	December 31, 2005
Benefit at statutory rate (35%)	$(8,234)	$(4,861)
Non-taxable REIT loss	(1,891)	(2,038)
Transfer pricing of loans sold to nontaxable parent	11	555
State and local tax benefit	(2,663)	(1,731)
Valuation allowance	4,269	—
Miscellaneous	14	(21)
Change in tax status	—	(453)
Total benefit	$(8,494)	$(8,549)

The income tax benefit for the year ended December 31, 2006 is comprised of the following components (dollar amounts in thousands):

Deferred
Regular tax benefit
Federal	$(6,721)
State	(1,773)
Total tax benefit	$(8,494)

The income tax benefit for the year ended December 31, 2005 is comprised of the following components:

Deferred
Regular tax benefit
Federal	$(6,818)
State	(1,731)
Total tax benefit	$(8,549)

The deferred tax asset at December 31, 2006 includes a deferred tax asset of $18.4 million and a deferred tax liability of $0.1 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at December 31, 2006 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$19,949
Restricted stock, performance shares and stock option expense	410
Mark to market adjustment	2
Sec. 267 disallowance	268
Charitable contribution carryforward	35
GAAP reserves	1,399
Rent expense	518
Loss on sublease	121
Gross deferred tax asset	22,702
Valuation allowance	(4,269)
Net deferred tax asset	$18,433

Deferred tax liabilities:
Management compensation	$16
Depreciation	65
Total deferred tax liability	$81

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

The net deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Management has established a valuation allowance for the portion of the net deferred tax assets that it believes is more likely than not that, based upon the weight of available evidence, will not be realized.

Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets, for which valuation allowance has not been established, will be realized. The net operating loss carryforward expires at various intervals between 2012 and 2026. The charitable contribution carryforward will expire in 2011.

18.	Segment Reporting

Until March 31, 2007, the Company operated two segments, the Mortgage Portfolio Management segment and the Mortgage Lending segment. Upon the sale of substantially all of its mortgage lending operating assets to Indymac as of March 31, 2007, the Company exited the mortgage lending business and accordingly will no longer report segment information.

19.	Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 18,325,187 shares issued and 18,077,880 outstanding as of December 31, 2006. Of the common stock authorized, 1,031,111 shares were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of December 31, 2006, 878,496 shares remain reserved for issuance.

The Company calculates basic net income per share by dividing net income (loss) for the period by weighted-average shares of common stock outstanding for that period. Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Since the Company is in a loss position for the fiscal years ended December 31, 2006 and 2005, the calculation of basic and diluted earnings per share is the same since the effect of common stock equivalents would be anti-dilutive.

The following table presents the computation of basic and diluted net earnings per share for the periods indicated (dollar amounts in thousands, except net earnings per share):

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Numerator:
Net (loss)/income	$(15,031)	$(5,340)	$4,947
Denominator:
Weighted average number of common shares outstanding — basic	18,038	17,873	17,797
Net effect of unvested restricted stock	—	—	224
Performance shares	—	—	35
Escrowed shares(1)	—	—	53
Net effect of stock options(2)	—	—	6
Weighted average number of common shares outstanding — dilutive	$18,038	17,873	18,115
Net (loss)/income per share — basic	$(0.83)	$(0.30)	$0.28
Net (loss)/income per share — diluted	$(0.83)	$(0.30)	$0.27

During 2006, taxable dividends for New York Mortgage Trust’s common stock were $0.63 per share.  For tax reporting purposes, the 2006 taxable dividend will be classified as follows: $0.02401 as ordinary income and $0.60599 as a return of capital.

During 2005, taxable dividends for New York Mortgage Trust’s common stock were $0.95 per share.  For tax reporting purposes, the 2005 taxable dividend will be classified as follows: $0.81532 as ordinary income and $0.13468 as a return of capital.

(1)
Upon the closing of the Company’s IPO, of the 2,750,000 shares exchanged for the equity interests of NYMC, 100,000 shares were held in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of NYMC for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $492,536 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC entered into a new escrow agreement, which extended the escrow period to December 31, 2006 for the remaining 52,320 shares. In September 2006, the Company concluded all indemnification claims related to the escrowed shares were finally determined and no additional losses would be incurred. Accordingly the remaining 52,320 escrowed shares were released from escrow on October 27, 2006.

(2)	The Company has granted 591,500 stock options under its stock incentive plans.

20.	Stock Incentive Plans

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”), during 2004. The 2004 Plan provided for the issuance of options to purchase shares of common stock, stock awards, stock appreciation rights and other equity-based awards, including performance shares, and all employees and non-employee directors were eligible to receive these awards under the 2004 Plan. During 2004 and 2005, the Company granted stock options, restricted stock and performance shares to certain of its employees and non-employee directors under the 2004 Plan, including performance shares awarded to certain employees in connection with the Company’s November 2004 acquisition of Guaranty Residential Lending, Inc. (“GRL”). The maximum number of options that could be issued under the 2004 Plan was 706,000 shares and the maximum number of restricted stock awards that could be granted was 794,250.

2005 Stock Incentive Plan

At the Annual Meeting of Stockholders held on May 31, 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 1,031,111 shares of the Company’s common stock may be issued thereunder. The 2005 Plan provides that the number of shares available for issuance under the 2005 Plan may be increased by the number of shares covered by 2004 Plan awards that were forfeited or terminated after March 10, 2005. On October 12, 2006, the Company filed a registration statement on Form S-8 registering the issuance or resale of 1,031,111 shares under the 2005 Plan. As of December 31, 2006, 16,540 shares awarded under the 2004 Plan had been forfeited or terminated.

Options

Each of the 2005 and 2004 Plans provide for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of December 31, 2006, 591,500 options have been granted pursuant to the Company's stock incentive plans with a vesting period of two years.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123(R). The compensation cost charged against income exclusive of option forfeitures during the twelve months ended December 31, 2006 and 2005 was approximately $32,000 and $44,000, respectively. As of December 31, 2006, there was no unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. No cash was received for the exercise of stock options during the twelve month periods ended December 31, 2006, 2005 and 2004.

A summary of the status of the Company’s options as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2006	541,500	$9.56
Granted	—	—
Canceled	75,000	9.83
Exercised	—	—
Outstanding at end of year, December 31, 2006	466,500	$9.52
Options exercisable at year-end	466,500	$9.52

A summary of the status of the Company’s options as of December 31, 2005 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2005	591,500	$9.58
Granted	—
Canceled	50,000	9.83
Exercised	—	—
Outstanding at end of year, December 31, 2005	541,500	$9.56
Options exercisable at year-end	403,157	$9.47

A summary of the status of the Company’s options as of December 31, 2004 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2004	—	—
Granted	591,500	$9.58
Canceled	—	—
Exercised	—	—
Outstanding at end of year, December 31, 2004	591,500	$9.58
Options exercisable at year-end	314,828	$9.36
Weighted-average fair value of options granted during the year		$9.58

The following table summarizes information about stock options at December 31, 2006:

			Options Outstanding Weighted Average Remaining Contractual		Options Exercisable		Fair Value of
Range of Exercise Prices	Date of Grants	Number Outstanding	Life (Years)	Exercise Price	Number Exercisable	Exercise Price	Options Granted
$9.00	6/24/04	176,500	7.5	$9.00	176,500	$9.00	$0.39
$9.83	12/2/04	290,000	7.9	9.83	290,000	9.83	0.29
Total		466,500	7.8	$9.52	466,500	$9.52	$0.33

The following table summarizes information about stock options at December 31, 2005:

		Options Outstanding Weighted Average Remaining Contractual		Options Exercisable		Fair Value of
Range of Exercise Prices	Number Outstanding	Life (Years)	Exercise Price	Number Exercisable	Exercise Price	Options Granted
$9.00	176,500	8.5	$9.00	176,500	$9.00	$0.39
$9.83	365,000	8.9	9.83	226,657	9.83	0.29
Total	541,500	8.8	$9.56	403,157	$9.47	$0.33

The following table summarizes information about stock options at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life (Years)	Exercise Price	Options Exercisable Number Exercisable	Exercise Price	Fair Value of Options Granted
$9.00	176,500	9.5	$9.00	176,500	$9.00	$0.39
$9.83	415,000	9.9	9.83	138,328	9.83	0.29
Total	591,500	9.8	$9.58	314,828	$9.36	$0.35

The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:

Risk free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

Restricted Stock

As of December 31, 2006, the Company has awarded 684,333 shares of restricted stock under the 2005 Plan, of which 470,826 shares have fully vested. As of December 31, 2006 the remaining shares of restricted stock awarded under the 2005 Plan are subject to vesting periods between 3 and 24 months. During the year ended December 31, 2006, the Company recognized non-cash compensation expense of $1.0 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	221,058	$8.85
Granted	129,155	4.36
Forfeited	(21,705)	9.20
Vested	(115,001)	8.37
Non-vested shares as of December 31, 2006	213,507	$6.36
Weighted-average fair value of restricted stock granted during the period	$562,549	$4.36

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2005 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2005	367,803	$9.20
Granted	40,000	6.88
Forfeited	(26,253)	9.83
Vested	(160,492)	9.00
Non-vested shares as of December 31, 2005	221,058	$8.85
Weighted-average fair value of restricted stock granted during the period	$275,000	$6.88

Performance Based Stock Awards

In November 2004, the Company acquired 15 full-service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. (“GRL”). Pursuant to that transaction, the Company committed to award 238,809 shares of the Company’s stock to certain employees of those branches. Of these committed shares, 206,256 were performance based stock awards granted upon attainment of predetermined production levels and 32,553 were restricted stock awards. As of December 31, 2006, the awards range in vesting periods from 3 to 6 months with a share price set at the December 2, 2004 grant date market value of $9.83 per share. During the year ended December 31, 2006, the Company recognized non-cash compensation expense, exclusive of forfeitures of $0.1 million relating to performance based stock awards. Unvested performance share awards have no voting rights and do not earn dividends.

A summary of the status of the Company’s non-vested performance based stock awards as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	61,078	$9.83
Granted	-	-
Forfeited	(26,271)	9.83
Vested	(9,256)	9.83
Non-vested shares as of December 31, 2006	25,551	$9.83

A summary of the status of the Company’s non-vested performance based stock awards as of December 31, 2005 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2005	206,256	$9.83
Granted	-	-
Forfeited	(107,561)	9.83
Vested	(37,617)	9.83
Non-vested shares as of December 31, 2005	61,078	$9.83

21.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters. The unaudited information provided does not consider the effects of discontinued operations (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
REVENUES:
Interest income	$22,626	$18,701	$20,878	$19,042
Interest expense	18,279	15,885	20,096	18,680
Net interest income	4,347	2,816	782	362
Other income (expense):
Gain on sales of mortgage loans	4,070	5,981	4,311	3,625
Loan losses	—	—	(4,077)	(4,208)
Brokered loan fees	2,777	3,493	2,402	2,265
Loss on sale of current period securitized loans	(773)	26	—	—
(Loss) gain on sale of marketable securities and related hedges	(969)	—	440	—
Miscellaneous income loss	119	148	43	143
Total other income (expense)	5,224	9,648	3,119	1,825
EXPENSES:
Salaries, commissions and related expenses	6,341	6,001	5,378	4,705
Brokered loan expenses	2,168	2,767	1,674	1,668
General and administrative expenses	5,774	5,181	4,632	5,359
Total expenses	14,283	13,949	11,684	11,732
Income (loss) before provision for income taxes	(4,712)	(1,485)	(7,783)	(9,545)
Income tax benefit	2,916	1,663	3,915	—
Net income (loss)	$(1,796)	$178	$(3,868)	$(9,545)
Per share basic income (loss)	$(0.10)	$0.01	$(0.21)	$(0.53)
Per share diluted income (loss)	$(0.10)	$0.01	$(0.21)	$(0.53)

	Three Months Ended
	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
REVENUES:
Interest income	$17,117	$19,669	$19,698	$20,992
Interest expense	11,690	14,531	16,159	17,724
Net interest income	5,427	5,138	3,539	3,268
Other income (expense):
Gain on sales of mortgage loans	4,321	8,328	8,985	5,149
Brokered loan fees	1,999	2,534	2,647	2,811
Gain (loss) on sale of marketable securities and related hedges	377	544	1,286	(7,440)
Miscellaneous income (loss)	115	(10)	91	36
Total other income (expense)	6,812	11,396	13,009	556
EXPENSES:
Salaries, commissions and related expenses	7,143	9,430	7,302	7,104
Brokered loan expenses	1,520	2,686	1,483	1,854
General and administrative expenses	6,304	6,062	5,903	6,243
Total expenses	14,967	18,178	14,688	15,201
Income (loss) before provision for income taxes	(2,728)	(1,644)	1,860	(11,377)
Income tax benefit	2,690	2,190	1,000	2,669
Net income (loss)	$(38)	$546	$2,860	$(8,708)
Per share basic income (loss)	$0.00	$0.03	$0.16	$(0.49)
Per share diluted income (loss)	$0.00	$0.03	$0.16	$(0.49)

22. Subsequent events

On February 7, 2007, we announced that we had entered into a definitive agreement to sell substantially all of the retail mortgage lending platform of NYMC to IndyMac Bank, F.S.B., (“Indymac”), a wholly owned subsidiary of Indymac Bancorp, Inc, for an estimated purchase price of $13.5 million in cash and the assumption of certain of our liabilities by Indymac. On March 31, 2007, Indymac purchased substantially all of the operating assets related to NYMC’s retail mortgage lending platform, including, among other things, assuming leases held by NYMC for approximately 20 full service and approximately 10 satellite retail mortgage lending offices (excluding the lease for the Company’s corporate headquarters, which is being assigned, as previously announced, under a separate agreement to Lehman Brothers Holding, Inc.), the tangible personal property located in those approximately 30 retail mortgage banking offices, NYMC’s pipeline of residential mortgage loan applications (the “Pipeline Loans”), escrowed deposits related to the Pipeline Loans, customer lists and intellectual property and information technology systems used by NYMC in the conduct of its retail mortgage banking platform. Indymac assumed the obligations of NYMC under the Pipeline Loans and substantially all of NYMC’s liabilities under the purchased contracts and purchased assets arising after the closing date. Indymac has also agreed to pay (i) the first $500,000 in severance expenses with respect to “transferred employees” (as defined in the asset purchase agreement filed as Exhibit 10.62 to this Annual Report on Form 10-K) and (ii) severance expenses in excess of $1.1 million arising after the closing with respect to transferred employees. As part of the Indymac transaction, the company has agreed, for a period of 18 months, not to compete with Indymac other than in the purchase, sale, or retention of mortgage loans. Indymac has hired substantially all of our branch employees and loan officers and a majority of NYMC employees based out of our corporate headquarters. As of April 1, 2007, the Company has approximately 40 employees.

On February 14, 2007, we entered into a definitive agreement with Tribeca Lending Corp., a subsidiary of Franklin Credit Management Corporation (“Tribeca Lending”) to sell our wholesale lending business for an estimated purchase price of $485,000. This transaction closed on February 22, 2007. Together, the closing of the sale of our retail mortgage banking platform to Indymac and the sale of our wholesale lending business to Tribeca Lending has resulted in gross proceeds to NYMT of approximately $14.0 million before fees and expenses, and before deduction of approximately $2.3 million, which will be held in escrow to support warranties and indemnifications provided to Indymac by NYMC as well as other purchase price adjustments. NYMC will record a one time taxable gain on the sale of these assets. NYMC’s deferred tax asset will absorb any taxable gain from the sale.

On November 13, 2006, The New York Mortgage Company, LLC (“NYMC”), a taxable REIT subsidiary of New York Mortgage Trust, Inc. (the “Company”), entered into an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”). Under the Agreements, NYMC assigned and Lehman has assumed the sublease for the Company's corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman will fund an escrow account in the amount of $3,000,000 for the benefit of NYMC. Pending the consent of the landlord to the assignment, the full escrow amount will be released to the Company if it vacates the leased space on or before March 1, 2007. For each month beginning in March 2007 that the Company remains in occupation of the leased space, the escrow amount payable to NYMC will be reduced by $200,000. NYMC will be paid an additional (i) $100,000 if the Company vacates the leased space between February 1, 2007 and February 28, 2007, or (ii) $200,000 if the Company vacates the leased space prior to February 1, 2007. The Company intends to relocate its corporate headquarters to a smaller facility at a location that is yet to be determined.

On or about January 5 2007,  NYMC and Lehman entered into a First Amendment to Assignment and Assumption of Sublease extending the date for NYMC to vacate the leased space to on or before April 1, 2007. For each month beginning in April, 2007 that NYMC remains in occupation of the leased space, the escrow amount payable to NYMC will be reduced by $200,000.

On or about February 8, 2007 NYMC and Lehman entered into a Second Amendment to the Assignment and Assumption of Sublease extending the date for NYMC to vacate the leased space on or before May 1, 2007. For each month beginning in May, 2007 that NYMC remains in occupation of the leased space, the escrow amount payable to NYMC will be reduced by $200,000.

EXHIBIT INDEX

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.16, 10.28 - 10.34, 10.38, 10.41, 10.46, 10.60, 10.61.

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

3.2(b)	Amendment No. 1 to Bylaws of New York Mortgage Trust, Inc.
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

Exhibit	Description
10.1
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
10.7
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
10.17
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
10.23
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
10.28
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
10.33
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

10.35
Amended and Restated Credit and Security Agreement between HSBC Bank USA, National Association, National City Bank of Kentucky, JP Morgan Chase Bank, N.A. and The New York Mortgage Company LLC, dated as of February 1, 2005. (Incorporated by reference to Exhibit 10.99 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005).

10.36
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

10.37
Amended and Restated Master Repurchase Agreement Between New York Mortgage Trust, Inc., The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and Credit Suisse First Boston Mortgage Capital LLC, dated as of March 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2005).

10.38
Separation and Release Agreement, dated June 30, 2005, by and between the Company and Raymond A. Redlingshafer, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2005).

10.39
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

10.40
Purchase Agreement among The New York Mortgage Company, LLC, New York Mortgage Trust, Inc., NYM Preferred Trust II and Taberna Preferred Funding II, Ltd., dated September 1, 2005. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

10.41
New York Mortgage Trust, Inc. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-127400) as filed with the Securities and Exchange Commission on September 9, 2005).

10.42	Master Repurchase Agreement among DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp, New York Mortgage Trust, Inc. and NYMC Loan Corporation, dated as of December 13, 2005.*
10.43
Custodial Agreement among DB Structured Products, Inc., Aspen Funding Corp., and Newport Funding Corp., NYMC Loan Corporation, New York Mortgage Trust, Inc. and LaSalle Bank National Association, dated as of December 13, 2005.*

10.44
Master Repurchase Agreement among New York Mortgage Funding, LLC, The New York Mortgage Company, LLC, New York Mortgage Trust Inc. and Greenwich Capital Financial Products, Inc. dated as of January 5, 2006.*

Exhibit	Description
10.45
Amended and Restated Custodial Agreement by and among The New York Mortgage Company, LLC, New York Mortgage Funding, LLC, New York Mortgage Trust, Inc., LaSalle Bank National Association and Greenwich Capital Financial Products, Inc. dated as of January 5, 2006.

10.46	Summary of 2005 Cash Bonuses Paid to Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).
10.47	Amendment No. 1 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of April 29, 2005 (incorporated by reference to Exhibit 10.110 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).
10.48	Amendment No. 2 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of May 10, 2005 (incorporated by reference to Exhibit 10.111 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).
10.49	Amendment No. 3 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of July 18, 2005 (incorporated by reference to Exhibit 10.112 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).
10.50
Amendment No. 4 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of August 5, 2005 (incorporated by reference to Exhibit 10.113 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).

10.51	Amendment No. 5 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of September 6, 2005 (incorporated by reference to Exhibit 10.114 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).
10.52	Amendment No. 6 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of November 14, 2005 (incorporated by reference to Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).
10.53
Amendment No. 7 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of March 14, 2006 (incorporated by reference to Exhibit 10.116 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).

10.54	Amendment No. 8 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of March 24, 2006 (incorporated by reference to Exhibit 10.117 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).
10.55	Amendment No. 9 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of May 10, 2006 (incorporated by reference to Exhibit 10.118 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006).
10.56	Amendment No. 10 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of August 4, 2006 (incorporated by reference to Exhibit 10.119 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006).

10.57	Amendment No. 11 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of October 16, 2006 (incorporated by reference to Exhibit 10.120 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.58	Amendment No. 12 to Amended and Restated Master Repurchase Agreement Among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of November 9, 2006 (incorporated by reference to Exhibit 10.121 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.59	Amendment Number One to the Master Repurchase Agreement dated as of December 13, 2005, by and among DB Structured Products, Inc., Aspen Funding Corp., Newport Funding Corp., the Company and NYMC Loan Corporation, dated as of December 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2006).
10.60
Separation Agreement and General Release, by and between the Company and Steven B. Schnall, dated as of February 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2007).

10.61	Separation Agreement and General Release, by and between the Company and Joseph V. Fierro, dated as of February 6, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2007).
10.62	Asset Purchase Agreement, by and among IndyMac Bank, F.S.B., The New York Mortgage Company, LLC and the New York Mortgage Trust, Inc., dated as of February 6, 2007.*
10.63	Assignment and Assumption of Sublease, by and between Lehman Brothers Holdings Inc. and The New York Mortgage Company, LLC, dated as of November 14, 2006.*
10.64	First Amendment to Assignment and Assumption of Sublease, dated as of January 5, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc.*
10.65	Second Amendment to Assignment and Assumption of Sublease, dated as of February __, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc.*
12.1	Computation of Ratios *
21.1	List of Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).*
31.1	Section 302 Certification of Co-Chief Executive Officer.*
31.2	Section 302 Certification of Chief Financial Officer.*
32.1	Section 906 Certification of Co-Chief Executive Officer.*
32.2	Section 906 Certification of Chief Financial Officer.*

* Filed herewith.