Form 10-Q
period 2007-03-31
NEW YORK MORTGAGE TRUST INC
filed 2007-05-15
CIK 1273685

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q
______________

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(212) 792-0107
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
Yes  ☐   No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on May 1, 2007 was 18,100,531.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

Balance Sheet Analysis - Asset Quality - Continuing Operations	39
Balance Sheet Analysis - Asset Quality - Discontinued Operations	44
Balance Sheet Analysis - Financing Arrangements - Continuing Operations	45
Balance Sheet Analysis - Financing Arrangements - Discontinued Operations	45
Balance Sheet Analysis - Stockholders’ Equity	46
Securitizations - Continuing Operations	46
Prepayment Experience - Continuing Operations	48
Results of Operations - Continuing Operations	48
Results of Operations - Discontinued Operations	48
Results of Operations - Comparison of Three Months Ended March 31, 2007 and March 31, 2006	52
Off- Balance Sheet Arrangements - General	57
Liquidity and Capital Resources - Continuing Operations	57
Liquidity and Capital Resources - Discontinued Operations	58
Inflation	59
Item 3. Quantitative and Qualitative Disclosures about Market Risk	59
Interest Rate and Market (Fair Value) Risk	60
Credit Spread Risk	62
Market (Fair Value) Risk	62
Liquidity and Funding Risk	64
Prepayment Risk	65
Credit Risk	65
Item 4. Controls and Procedures	65
Part II. Other Information
Item 6. Exhibits	67
Signatures	68

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	March 31, 2007 (unaudited)	December 31, 2006

ASSETS
Cash and cash equivalents	$1,734	$969
Restricted cash	2,979	3,151
Investment securities - available for sale	447,063	488,962
Accounts and accrued interest receivable	18,272	5,189
Mortgage loans held in securitization trusts	544,046	588,160
Prepaid and other assets	20,544	20,951
Derivative assets	1,300	2,632
Assets related to discontinued operation	126,641	212,894
Total Assets	$1,162,579	$1,322,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$434,894	$815,313
Collateralized debt obligations	501,853	197,447
Accounts payable and accrued expenses	6,569	5,871
Subordinated debentures	45,000	45,000
Derivative liabilities	183	—
Liabilities related to discontinued operation	108,960	187,705
Total liabilities	1,097,459	1,251,336
Commitments and Contingencies (note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 18,162,749 shares issued and 18,100,531 outstanding at March 31, 2007 and 18,325,187 shares issued and 18,077,880 outstanding at December 31, 2006	182	183
Additional paid-in capital	98,888	99,509
Accumulated other comprehensive loss	(5,470)	(4,381)
Accumulated deficit	(28,480)	(23,739)
Total stockholders’ equity	65,120	71,572
Total Liabilities and Stockholders’ Equity	$1,162,579	$1,322,908

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
	(amounts, except per share amounts, in thousands) (unaudited)

Revenue:
Interest income investment securities and loans held in securitization trusts	$13,713	$17,584
Interest expense investment securities and loans held in securitization trusts	13,084	14,079
Net interest income from investment securities and loans held in securitization trusts	629	3.505
Subordinated debentures	882	885
Net interest (expense) income	(253)	2,620
Other expense:
Realized loss on investment securities	—	(969)
Expenses:
Salaries and benefits	345	250
Marketing and promotion	23	8
Data processing and communications	37	56
Professional fees	100	94
Depreciation and amortization	68	67
Other	74	87
Total expenses	647	562
(Loss) income from continuing operations	(900)	1,089
Loss from discontinued operation-net of tax	(3,841)	(2,885)
Net loss	$(4,741)	$(1,796)
Basic and diluted loss per share	$(0.26)	$(0.10)
Weighted average shares outstanding - basic and diluted	18,078	17,967

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2007
	Common Stock	Additional Paid-In Capital	Stockholders’ Deficit	Accumulated Other Comprehensive (Loss)/Income	Comprehensive (Loss)/Income	Total
	(dollar amounts in thousands)
	(unaudited)
Balance, January 1, 2007 - Stockholders’ Equity	$183	$99,509	$(23,739)	$(4,381)	—	$71,572
Net loss	—	—	(4,741)	—	$(4,741)	(4,741)
Dividends declared	—	(909)	—	—	—	(909)
Vested restricted stock	(1)	288	—	—	—	287
Decrease in net unrealized loss on available for sale securities	—	—	—	241	241	241
Decrease in net unrealized gain on derivative instruments	—	—	—	(1,330)	(1,330)	(1,330)
Comprehensive loss	—	—	—	—	$(5,830)	—
Balance, March 31, 2007 - Stockholders’ Equity	$182	$98,888	$(28,480)	$(5,470)		$65,120

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(dollar amounts in thousands) (unaudited)

Cash Flows from Operating Activities:
Net loss income	$(4,741)	$(1,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	490	565
Amortization of premium on investment securities and mortgage loans	564	446
Gain on sale of retail lending platform	(5,585)	—
Loss on sale of current period securitized loans	—	773
Loss on sale of securities and related hedges	—	969
Restricted stock compensation expense	287	264
Stock option grants - compensation expense	—	4
Deferred tax benefit	—	(2,916)
Change in value of derivatives	119	(125)
Loan losses	2,971	—
(Increase) decrease in operating assets:
Purchase of mortgage loans held for sale	—	(213,367)
Origination of mortgage loans held for sale	(300,863)	(422,247)
Proceeds from sales of mortgage loans	345,205	628,314
Due from loan purchasers	26,948	20,612
Escrow deposits - pending loan closings	3,303	(1,513)
Accounts and accrued interest receivable	199	(2,353)
Prepaid and other assets	1,925	583
Increase (decrease) in operating liabilities:
Due to loan purchasers	(4,656)	(21)
Accounts payable and accrued expenses	(74)	(5,861)
Other liabilities	(103)	307
Net cash provided by operating activities	65,989	2,638

Cash Flows from Investing Activities:
Restricted cash	172	2,181
Purchase of investment securities	—	(124,896)
Principal repayments received on mortgage loans held in securitization trusts	43,809	40,405
Proceeds from sale of investment securities	—	159,040
Principal paydown on investment securities	41,945	54,475
Purchases of property and equipment	(369)	(626)
Disposal of fixed assets	485	—
Net cash provided by investing activities	86,042	130,579

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	For the Three Months Ended March 31,
	2007	2006

	(dollar amounts in thousands)
	(unaudited)
Cash Flows from Financing Activities:
Repurchase of common stock	—	(299)
Change in financing arrangements, net	(150,349)	(132,591)
Dividends paid	(917)	(3,834)
Net cash used in financing activities	(151,266)	(136,724)

Net Increase (Decrease) in Cash and Cash Equivalents	765	(3,507)
Cash and Cash Equivalents - Beginning of Period	969	9,056
Cash and Cash Equivalents - End of Period	$1,734	$5,549

Supplemental Disclosure
Cash paid for interest	$16,171	$22,688
NON CASH INVESTING ACTIVITIES
Non-cash purchase of investment securities	$—	$60,000

Non Cash Financing Activities
Dividends declared to be paid in subsequent period	$909	$2,547

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

1.	Summary of Significant Accounting Policies

Organization — New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a self-advised real estate investment trust ("REIT") that invests in and manages a portfolio of mortgage loans and mortgage-backed securities. Until March 31, 2007, when the Company sold substantially all of the assets of its mortgage origination business and exited the mortgage lending business, the Company originated mortgage loans through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”), which, following the transactions, remains one of the Company’s wholly-owned subsidiaries (see note 11).

The Company is organized and conducts its operations to qualify as a REIT for federal income tax purposes. As such, the Company will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by the due date of its federal income tax return and complies with various other requirements.

On March 31, 2007, we completed the sale of substantially all of the operating assets related to NYMC’s retail mortgage lending platform, to IndyMac Bank, F.S.B. (“Indymac”), a wholly-owned subsidiary of Indymac Bancorp, Inc., for a purchase price of $13.5 million in cash and the assumption of certain of our liabilities by Indymac. Included in the transaction, among other things, was the assumption by Indymac of leases held by NYMC for approximately 20 full service and approximately 10 satellite retail mortgage lending offices (excluding the lease for the Company’s corporate headquarters, which is being assigned, as previously announced, under a separate agreement to Lehman Brothers Holding, Inc.), the tangible personal property located in those approximately 30 retail mortgage lending offices, NYMC’s pipeline of residential mortgage loan applications (the “Pipeline Loans”), escrowed deposits related to the Pipeline Loans, customer lists and intellectual property and information technology systems used by NYMC in the conduct of its retail mortgage lending platform. Indymac assumed the obligations of NYMC under the Pipeline Loans and substantially all of NYMC’s liabilities under the purchased contracts and purchased assets arising after the closing date. Indymac has also agreed to pay (i) the first $500,000 in severance expenses with respect to “transferred employees” (as defined in the asset purchase agreement filed as Exhibit 10.62 to our Annual Report on Form 10-K) and (ii) severance expenses in excess of $1.1 million arising after the closing with respect to transferred employees. As part of the Indymac transaction, the Company has agreed, for a period of 18 months, not to compete with Indymac other than in the purchase, sale, or retention of mortgage loans. Indymac has hired substantially all of our branch employees and loan officers and a majority of NYMC employees based out of our corporate headquarters.

In connection with the sale of the assets of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of the assets of our retail mortgage lending platform on March 31, 2007 (see note 11), during the fourth quarter of 2006, we classified our mortgage lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to the discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, have not been classified as a discontinued operation in accordance with the provisions of SFAS No. 144. (See note 11).

While the Company sold substantially all of the assets of its wholesale and retail mortgage lending platforms and exited the mortgage lending business as of March 31, 2007, it retains certain liabilities associated with that former line of business. Among these liabilities are the costs associated with the disposal of the mortgage loans held for sale, potential repurchase and indemnification obligations (including early payment defaults) on previously sold mortgage loans and remaining lease payment obligations on real and personal property.

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications. In addition, certain previously reported discontinued operation balances have been reclassified to continuing operations, including restricted cash, derivative asset balance related to interest rate caps and certain accrued expenses.

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

Concurrent with the closing of the Company’s initial public offering (“IPO”) on June 24, 2004, 100,000 of the 2,750,000 shares exchanged for the equity interests of NYMC, were placed in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against Steven B. Schnall, the Company’s Chairman, and then President and Co-Chief Executive Officer, Joseph V. Fierro, the then Chief Operating Officer of NYMC, and each of their affiliates, as the contributors of NYMC, for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $493,000 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of NYMC amended the escrow agreement to extend the escrow period to December 31, 2005 for the remaining 52,320 shares. On or about December 31, 2005, the escrow period was extended for an additional year to December 31, 2006. During 2006 the Company concluded that all indemnification claims related to the escrowed shares have been determined and that no additional losses were incurred by the Company as a result of defaults on any residential mortgage loans originated by NYMC and closed prior completion of the IPO. Accordingly, we have concluded that no further indemnification was necessary. The remaining 52,320 shares were then released from escrow.

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
March 31, 2007
(unaudited)

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash — Restricted cash is held by counterparties as collateral for hedging instruments, and two letters of credit related to the Company’s lease of office space, including its corporate headquarters.

Investment Securities Available for Sale — The Company’s investment securities are residential mortgage-backed securities comprised of Ginnie Mae (“GNMA”) and “AAA”- rated adjustable-rate securities, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities and related hedges. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

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

Accounts and accrued interest receivable — amounts include $13.5 million related to the sale of the retail mortgage lending segment to Indymac. On April 2, 2007, Indymac paid the Company $11.2 million in cash and established a $2.3 million escrow account to support warranties and indemnifications related to the sale. In addition, accrued interest receivable for investment securities and mortgage loans held in securitization trusts are also included.

Due from Loan Purchasers and Escrow Deposits — Pending Loan Closings— Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans sold and shipped but for which payment has not yet been received at period end. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

Mortgage Loans Held for Sale — Mortgage loans held for sale represent originated mortgage loans held for sale to third party investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or fair value. Fair value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on an aggregate loan basis, less an estimate of the costs to close the loan, and the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

Mortgage Loans Held in Securitization Trusts — Mortgage loans held in securitization trusts are certain adjustable rate mortgage (“ARM”) loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are recorded at amortized cost, using the same accounting principles as those used for mortgage loans held for investment. From time to time the Company may sell certain securities from its securitizations resulting in a permanent financing. See Collateralized Debt Obligations below for further description.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

Loan Loss Reserves on Mortgage Loans. We established a reserve for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held for sale, loans held for investment, and loans held in securitization trusts.

Estimation involves the consideration of various credit-related factors including but not limited to, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower’s credit and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the value of the property. As many of the loans involved in the current reserve process were funded in the past six to twelve months, we typically rely on the original appraised value of the property, unless there is evidence that the original appraisal should not be relied upon. If there is a doubt to the objectivity of the original property value assessment, we either utilize various internet based property data services to look at comparable properties in the same area, or consult with a realtor in the property’s area.

Comparing the current loan balance to the original property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results is the property being disposed of at approximately 68% of the property’s original value. This estimate is based on management’s long term experience in similar market conditions. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 68% of the original property value and compare that to the current balance of the loan. The difference, plus an estimate of past interest due, determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

Reserves for second liens are larger than that for first liens as second liens are in a junior position and only receive proceeds after the claims of the first lien holder are satisfied. As with first liens, we may occasionally alter the base reserve calculation but that is in a minority of the cases and only if we are aware of specific circumstances that pertain to that specific loan.

At March 31, 2007, we had a loan loss reserve of $1.2 million on mortgage loans held for sale, $2.1 million in reserves for indemnifications and repurchase requests and had incurred $3.2 million of loan losses during the three months ended March 31, 2007.

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

Financing Arrangements, Portfolio Investments — Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by portfolio securities on the balance sheet. Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Financing Arrangements, Mortgage Loans Held for Sale — Mortgage loans held for sale is typically financed with warehouse facilities that are collateralized by loans we originated or purchased from third parties. Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Collateralized Debt Obligations — CDOs are securities that are issued and secured by ARM loans. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. Our CDO securitization transactions include interest rate caps which are held by the securitization trust and recorded as an asset or liability of the Company. (see note 9).

Securitized transactions — The Company, as transferor, securitizes mortgage loans and securities by transferring the loans or securities to entities (“Transferees”) which generally qualify under GAAP as “qualifying special purpose entities” (“QSPE’s”) as defined under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (“Off Balance Sheet Securitizations”)”. The QSPEs issue investment grade and non-investment grade securities. Generally, the investment grade securities are sold to third party investors, and the Company retains the non-investment grade securities. If a transaction meets the requirements for sale recognition under GAAP, and the Transferee meets the requirements to be a QSPE, the assets transferred to the QSPE are considered sold, and gain or loss is recognized. The gain or loss is based on the price of the securities sold and the estimated fair value of any securities and servicing rights retained over the cost basis of the assets transferred net of transaction costs. If subsequently the Transferee fails to continue to qualify as a QSPE, or the Company obtains the right to purchase assets out of the Transferee, then the Company may have to include in its financial statements such assets, or potentially, all the assets of such Transferee.

Subordinated Debentures — Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

Derivative Financial Instruments — The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage lending and its mortgage-backed securities investment activities.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

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

In the normal course of its mortgage loan origination business, the Company entered into contractual interest rate lock commitments (“IRLC”) to extend credit to finance residential mortgages. These commitments, which contain fixed expiration dates, become effective when eligible borrowers lock-in a specified interest rate within time frames established by the Company’s origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan. Under SFAS No. 133, the IRLCs are considered undesignated or free-standing derivatives. Accordingly, such IRLCs are recorded at fair value with changes in fair value recorded to current earnings. Mark to market adjustments on IRLCs are recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs is determined by the interest rate differential between the contracted loan rate and the currently available market rates as of the reporting date.

To mitigate the effect of the interest rate risk inherent in providing IRLCs from the lock-in date to the funding date of a loan, the Company generally enters into forward sale loan contracts (“FSLC”). The FSLCs in place prior to the funding of a loan are undesignated derivatives under SFAS No. 133 and are marked to market through current earnings. The remaining IRLCs and FLSCs relate to the mortgage loans held for sale. The Company does not expect to enter in to new IRLCs or FLSCs following the disposition of the remaining mortgage loans held for sale.

Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks, investment banks and certain private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company’s valuation of its mortgage loans held for sale.

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
March 31, 2007
(unaudited)

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

Other Comprehensive Income — Other comprehensive income is comprised primarily of the impact of changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Gain on Sale of Mortgage Loans — The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

Loan Origination Fees and Direct Origination Cost — The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation, benefits and commission costs have been reduced by $5.0 million, and $6.4 million for the three month periods ended March 31, 2007 and 2006, respectively, because such amounts are considered incremental direct loan origination costs.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

Brokered Loan Fees and Expenses — The Company recorded commissions associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

Loan Commitment Fees — Mortgage loans held for sale: fees received for the funding of mortgage loans to borrowers at pre-set conditions are deferred and recognized at the date at which the loan is sold. Mortgage loans held for investment: such fees are deferred and recognized into interest income over the life of the loan based on the effective yield method.

Employee Benefits Plans — The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $18,495 and $0.1 million for the three month periods ended March 31, 2007 and 2006 respectively.

Stock Based Compensation — The Company accounts for its stock options and restricted stock grants in accordance with SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value.

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

NYMC is a taxable REIT subsidiary and therefore, is subject to corporate Federal income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS No.157 beginning January 1, 2008. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.

New Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of analyzing the impact of the adoption of SFAS No. 159 on its consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

2. Investment Securities Available for Sale

Investment securities available for sale consist of the following as of March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	March 31, 2007	December 31, 2006

Amortized cost	$450,637	$492,777
Gross unrealized gains	684	623
Gross unrealized losses	(4,258)	(4,438)
Fair value	$447,063	$488,962

As of March 31, 2007, none of the remaining securities with unrealized losses have been deemed to be other-than-temporarily impaired. The Company has the intent and believes it has the ability to hold such investment securities until recovery of their amortized cost. Substantially all of the Company’s investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 7).

The following table sets forth the stated reset periods and weighted average yields of our investment securities at March 31, 2007 (dollar amounts in thousands):

	March 31, 2007
	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$150,045	6.58%	$—	—	$—	—	$150,045	6.58%
Private Label Floaters	13,971	6.18%	—	—	—	—	13,971	6.18%
Private Label ARMs	33,726	6.15%	56,255	5.71%	173,153	5.65%	263,134	5.73%
NYMT Retained Securities	—	—	2,596	6.98%	17,317	7.55%	19,913	7.48%
Total/Weighted Average	$197,742	6.48%	$58,851	5.77%	$190,470	5.83%	$447,063	6.11%

The NYMT retained securities includes $2.0 million of residual interests related to the NYMT 2006-1 transaction. The residual interest carrying-values are determined by obtaining dealer quotes.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2006 (dollar amounts in thousands):

	December 31, 2006
	Less than6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO floating rate	$163,898	6.40%	$—	—	$—	—	$163,898	6.40%
Private label floaters	22,284	6.46%	—	—	—	—	22,284	6.46%
Private label ARMs	16,673	5.60%	78,565	5.80%	183,612	5.64%	278,850	5.68%
NYMT retained securities	6,024	7.12%	—	—	17,906	7.83%	23,930	7.66%
Total/Weighted average	$208,879	6.37%	$78,565	5.80%	$201,518	5.84%	$488,962	6.06%

The following tables present the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

	March 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO floating rate	$104,369	$352	$779	$3	$105,148	$355
Private label ARMs	—	—	234,387	3,815	234,387	3,815
NYMT retained securities	718	76	2,596	12	3,314	88
Total	$105,087	$428	$237,762	$3,830	$342,849	$4,258

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Agency REMIC CMO floating rate	$966	$2	$1,841	$4	$2,807	$6
Private label floaters	22,284	80	—	—	22,284	80
Private label ARMs	30,385	38	248,465	4,227	278,850	4,265
NYMT retained securities	7,499	87	—	—	7,499	87
Total	$61,134	$207	$250,306	$4,231	$311,440	$4,438

 3. Mortgage Loans Held for Sale

Mortgage loans held for sale (included in assets of discontinued operations, see note 11) consist of the following as of March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	March 31, 2007	December 31, 2006

Mortgage loans principal amount	$60,872	$110,804
Deferred origination costs - net	11	138
Allowance for loan losses	(1,183)	(4,042)
Mortgage loans held for sale	$59,700	$106,900

Substantially all of the Company’s mortgage loans held for sale are pledged as collateral for borrowings under financing arrangements (see note 8).

The following table presents the activity in the Company’s allowance for loan losses for the three months ended March 31, 2007 and  2006 (dollar amounts in thousands).

	March 31, 2007	March 31, 2006

Balance at beginning of period	$(4,042)	$—
Provisions for loan losses	(379)	—
Charge-offs	3,238	—
Balance of the end of period	$(1,183)	$—

4. Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following as of March 31, 2006 and December 31, 2006 (dollar amounts in thousands):

	March 31, 2007	December 31, 2006

Mortgage loans principal amount	$540,549	$584,358
Deferred origination costs - net	3,497	3,802
Total mortgage loans held in securitization trusts	$544,046	$588,160

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

Substantially all of the Company’s mortgage loans held in securitization trusts are pledged as collateral for borrowings under financing arrangements (see note 7) or for the collateralized debt obligation (see note 9).

The following tables set forth delinquent loans in our portfolio as of March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

March 31, 2007
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	2	$955	0.18%
61-90	1	1,346	0.25%
90+	6	6,377	1.18%
Real estate owned	1	$625	0.12%

December 31, 2006
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	4	5,819	0.99%
Real estate owned	1	$625	0.11%

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

5. Property and Equipment — Net

Property and equipment - net (included in assets of discontinued operations, see note 11) consist of the following as of March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	March 31, 2007	December 31, 2006

Office and computer equipment	$166	$7,800
Furniture and fixtures	157	2,200
Leasehold improvements	949	1,491
Total premises and equipment	1,272	11,491
Less: accumulated depreciation and amortization	(787)	(4,975)
Property and equipment - net	$485	$6,516

6. Derivative Instruments and Hedging Activities

The Company enters into derivatives to manage its interest rate and market risk exposure associated with its mortgage lending and its mortgage-backed securities investment activities. In the normal course of its mortgage loan origination business, the Company enters into contractual IRLCs to extend credit to finance residential mortgages. To mitigate the effect of the interest rate risk inherent in providing IRLCs from the lock-in date to the funding date of a loan, the Company generally enters into FSLCs. With regard to the Company’s mortgage-backed securities investment activities, the Company uses interest rate swaps and caps to mitigate the effects of major interest rate changes on net investment spread.

The following table summarizes the estimated fair value of derivative assets and liabilities as of March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	March 31, 2007	December 31, 2006
Derivative Assets:
Continuing Operations:
Interest rate caps	$1,300	$2,011
Interest rate swaps	—	621
Total derivative assets, continuing operations	1,300	2,632
Discontinued Operation:
Forward loan sale contracts - loan commitments	1	48
Forward loan sale contracts - mortgage loans held for sale	—	39
Forward loan sale contracts - TBA securities	—	84
Interest rate lock commitments - loan commitments	37	—
Total derivative assets, discontinued operation	38	171
Total derivative assets	$1,338	$2,803
Derivative Liabilities:
Continuing Operations:
Interest rate swaps	$(183)	$—
Discontinued Operation:
Forward loan sale contracts - mortgage loans held for sale	(11)	—
Forward loan sale contracts - loan commitments	(7)	(118)
Interest rate lock commitments - mortgage loans held for sale	—	(98)
Total derivative liabilities, discontinued operations	(18)	(216)
Total derivative liabilities	$(201)	$(216)

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of March 31, 2007 were $285.0 million, $1.5 billion and $5.4 million, respectively.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

The notional amounts of the Company’s interest rate swaps, interest rate caps and forward loan sales contracts as of December 31, 2006 were $285.0 million, $1.5 billion and $142.1 million, respectively

The Company estimates that over the next twelve months, approximately $1.2 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated OCI into earnings.

7. Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and mortgage loans held in the securitization trusts. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At March 31, 2007, the Company had repurchase agreements with an outstanding balance of $434.9 million and a weighted average interest rate of 5.34%. As of December 31, 2006, the Company had repurchase agreements with an outstanding balance of $815.3 million and a weighted average interest rate of 5.37%. At March 31, 2007 and December 31, 2006 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $452.0 million and $850.6 million, respectively. As of March 31, 2007 all of the repurchase agreements will mature within 30 days, with weighted average days to maturity equal to 17 days. The Company has available to it $4.6 billion in commitments to provide financings through such arrangements with 22 different counterparties with approximately $0.4 billion outstanding as of March 31, 2007.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of March 31, 2007 and December 31, 2006 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	March 31, 2007	December 31, 2006

Countrywide Securities Corporation	$98,997	$168,217
Goldman, Sachs & Co.	59,970	121,824
J.P. Morgan Securities Inc.	32,399	33,631
Nomura Securities International, Inc.	36,778	156,352
SocGen/SG Americas Securities	42,818	87,995
West LB	163,932	247,294
Total Financing Arrangements, Portfolio Investments	$434,894	$815,313

8. Financing Arrangements, Mortgage Loans Held for Sale

Financing arrangements (included in liabilities of discontinued operations, see note 11) secured by mortgage loans held for sale consist of the following as of March 31, 2007, and December 31, 2006 (dollar amounts in thousands):
	March 31, 2007	December 31, 2006

$250 million master repurchase agreement with Greenwich Capital expired on February 4, 2007 bearing interest at one-month LIBOR plus spreads from 0.75% to 1.25%. Principal repayments are required 120 days from the funding date. (a)	—	—
$120 million master repurchase agreement as of March 31, 2007 with CSFB expiring on June 29, 2007 and $200 million as of December 31, 2006, bearing interest at daily LIBOR plus spreads from 0.75% to 2.000% depending on collateral (6.36% at March 31, 2007 and 6.36% at December 31, 2006). Principal repayments are required 90 days from the funding date.	$98,636	$106,801
$300 million master repurchase agreement with Deutsche Bank Structured Products, Inc. expiring on March 26, 2007 bearing interest at 1 month LIBOR plus spreads from 0.625% to 1.25% depending on collateral (6.0% at December 31, 2006). Principal payments are due 120 days from the repurchase date. (b)	—	66,171
Total Financing Arrangements	$98,636	$172,972
——————
(a)	Management did not seek renewal of this facility which expired February 4, 2007.
(b)	The line was paid in full and mutually terminated on March 26, 2007.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

As of March 31, 2007, the only outstanding financing arrangement was secured by mortgage loans held for sale by the Company associated with discontinued operations. This arrangement contains various covenants pertaining to, among other things, maintenance of certain amounts of net worth, periodic income thresholds and working capital. As of March 31, 2007, the Company was in compliance with all covenants with the exception of the net income and net worth covenants under this arrangement for which a waiver has been obtained from this institution.

9. Collateralized Debt Obligations

The Company had CDOs outstanding of $501.9 million with a weighted average interest rate of 5.65% as of March 31, 2007 and $197.4 million with a weighted average interest rate of 5.72% as of December 31, 2006. The CDOs include amortizing interest rate cap contracts with a notional amount of $596.9 million as of March 31, 2007 and a notional amount of $187.5 million as of December 31, 2006, which are recorded as an asset of the Company. The Company’s CDOs are secured by ARM loans pledged as collateral which are recorded as an asset of the Company. The pledged ARM loans included in mortgage loans held in securitization trust, have a principal balance of $540.5 million and $204.6 million at March 31, 2007 and December 31, 2006, respectively.

10. Subordinated Debentures

On September 1, 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the issued preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

On March 15, 2005, the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.10% at March 31, 2007 and 9.12% at December 31, 2006). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)
11. Discontinued Operation

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending segment as a discontinued operation in accordance with the provisions of SFAS No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, we have not included these items as part of the discontinued operation in accordance with the provisions of SFAS No. 144.

The components of Assets related to the discontinued operation as of March 31, 2007 and December 31, 2006 are as follows (dollar amounts in thousands):

	March 31, 2007	December 31, 2006

Due from loan purchasers	$61,403	$88,351
Escrow deposits-pending loan closings	511	3,814
Accounts and accrued interest receivable	2,142	2,488
Mortgage loans held for sale (see note 3)	59,700	106,900
Prepaid and other assets	2,362	4,654
Derivative assets (see note 6)	38	171
Property and equipment, net (see note 5)	485	6,516
	$126,641	$212,894

The components of Liabilities related to the discontinued operation as of March 31, 2007 and December 31, 2006 are as follows (dollar amounts in thousands):

	March 31, 2007	December 31, 2006

Financing arrangements, mortgage loans held for sale (see note 8)	$98,636	$172,972
Due to loan purchasers	3,678	8,334
Accounts payable and accrued expenses	6,600	6,066
Derivative liabilities (see note 6)	18	216
Other liabilities	28	117
	$108,960	$187,705

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

The combined results of operations of the assets and liabilities related to the discontinued operation for the three months ended March 31, 2007 and 2006 are as follows (dollar amounts in thousands):

	March 31,
	2007	2006
Revenues:
Net interest income	$596	$1,727
Gain on sale of mortgage loans	2,337	4,070
Loan losses	(3,161)	—
Brokered loan fees	2,135	2,777
Gain on sale of retail lending segment	5,160	—
Other income (expense)	27	(654)
Total net revenues	7,094	7,920
Expenses:
Salaries, commissions and benefits	5,006	6,091
Brokered loan expenses	1,723	2,168
Occupancy and equipment	1,312	1,325
General and administrative	2,894	4,137
Total expenses	10,935	13,721
Loss before income tax benefit	(3,841)	(5,801)
Income tax benefit	—	2,916
Loss from discontinued operations - net of tax	$(3,841)	$(2,885)

12. Commitments and Contingencies

Loans Sold to Investors— The Company is not exposed to long term credit risk on its loans sold to investors. In the normal course of business, however, the Company is obligated to repurchase loans based on violations of representations and warranties, or early payment defaults. For the three months ended March 31, 2007, we repurchased a total of $5.5 million of mortgage loans that were originated in either 2005 or 2006, the majority of which were due to EPDs. Of the repurchased loans originated in 2006, all were Alt-A. As of March 31, 2007 we had approximately $14 million of additional repurchase requests pending, against which the Company has taken a reserve of $1.7 million included in accounts payable and accrued expenses.

Loans Funding and Delivery Commitments— At March 31, 2007 and December 31, 2006, the Company had commitments to fund loans with agreed-upon rates totaling $4.8 million and $104.3 million, respectively. The Company hedges the interest rate risk of such commitments and the recorded mortgage loans held for sale balances primarily with FSLCs, which totaled $5.3 million and $142.1 million at March 31, 2007 and December 31, 2006, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through optional delivery contract investor programs.

Outstanding Litigation— The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on its consolidated financial statements.

Leases— The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2013. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $1.1 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

On November 13, 2006, the Company entered into an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”). Under the Agreements, the Company assigned and Lehman has assumed the sublease for the Company’s corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman will fund an escrow account in the amount of $3.0 million for the benefit of NYMC. The full escrow amount will be released to the Company if it vacates the leased space on or before July 1, 2007. For each month beginning in July 2007 that the Company remains in occupation of the leased space, the escrow amount payable to NYMC will be reduced by $200,000. The Company intends to relocate its corporate headquarters to a smaller facility at a location that is yet to be determined.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

13. Related Party Transactions

Steven B. Schnall, Chairman of the Board of Directors of the Company and until March 31, 2007, President and Co-Chief Executive of the Company, owns a 48% membership interest and Joseph V. Fierro, the Chief Operating Officer of the NYMC until March 31, 2007, owns a 12% membership interest in Centurion Abstract, LLC (“Centurion”), which provided title insurance brokerage services for certain title insurance providers. From time to time, NYMC referred its mortgage loan borrowers to Centurion for assistance in obtaining title insurance in connection with their mortgage loans, although the borrowers had no obligation to utilize Centurion’s services. When NYMC’s borrowers elected to utilize Centurion’s services to obtain title insurance, Centurion collected various fees and a portion of the title insurance premium paid by the borrower for its title insurance. Centurion received $0 and $500 in fees and other amounts from NYMC borrowers for the three months ended March 31, 2007 and March 31, 2006, respectively. NYMC did not economically benefit from such referrals. As of March 31, 2007, the Company exited the mortgage lending business and will no longer be referring business to Centurion.

14. Concentrations of Credit Risk

The Company has originated loans predominantly in the eastern United States. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At March 31, 2007 and December 31, 2006, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held for sale as follows:

	March 31, 2007	December 31, 2006

New York	36.2%	20.9%
Massachusetts	27.8%	17.5%
Pennsylvania	10.2%	7.4%
Rhode Island	5.7%	2.9%
New Jersey	5.4%	12.3%
New Hampshire	5.3%	3.7%

At March 31, 2007 and December 31, 2006, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts as follows:

	March 31, 2007	December 31, 2006

New York	26.6%	26.2%
Massachusetts	14.7%	14.4%
California	5.9%	6.8%

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
March 31, 2007
(unaudited)

The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

a. Investment Securities Available for Sale— Fair value is generally estimated based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information.

b. Mortgage Loans Held for Sale— Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

c. Mortgage Loans Held in the Securitization Trusts— Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

d. Interest Rate Swaps and Caps— The fair value of interest rate swaps and caps is based on using market accepted financial models as well as dealer quotes.

e. Interest Rate Lock Commitments— The fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of IRLCs is determined in accordance with SAB 105.

f. Forward Sale Loan Contracts— The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company’s existing positions.

The following tables set forth information about financial instruments, except for those noted above, for which the carrying amount approximates fair value (dollar amounts in thousands):

	March 31, 2007
	Notional Amount	Carrying Amount	Estimated Fair Value
Continuing Operations:
Investment securities available for sale	$449,349	$447,063	$447,063
Mortgage loans held in the securitization trusts	540,549	544,046	542,290
Commitments and contingencies:
Interest rate swaps	285,000	(183)	(183)
Interest rate caps	1,469,636	1,300	1,300

Discontinued Operation:
Mortgage loans held for sale	60,872	60,883	61,422
Commitments and contingencies:
Interest rate lock commitments - loan commitments	4,843	(7)	(7)
Interest rate lock commitments - mortgage loans held for sale	54,571	37	37
Forward loan sales contracts - mortgage loans held for sale	531	(11)	(11)
Forward loan sales contracts - loan commitments	$4,843	$1	$1

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

	December 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value
Continuing Operations:
Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in the securitization trusts	584,358	588,160	582,504
Commitments and contingencies:
Interest rate swaps	285,000	621	621
Interest rate caps	1,540,518	2,011	2,011

Discontinued Operation:
Mortgage loans held for sale	110,804	106,900	107,810
Commitments and contingencies:
Interest rate lock commitments - loan commitments	104,334	(118)	(118)
Interest rate lock commitments - mortgage loans held for sale	106,312	(98)	(98)
Forward loan sales contracts	$142,110	$171	$171

16. Income Taxes

All income tax benefits relate to NYMC and are included in the results of operations of the discontinued operations (see note 11). A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the three months ended March 31, 2007 and March 31, 2006, is as follows (dollar amounts in thousands).

	March 31, 2007	March 31, 2006

Benefit at statutory rate (35%)	$(1,659)	$(1,649)
Non-taxable REIT income (loss)	15	(668)
Transfer pricing of loans sold to nontaxable parent	—	11
State and local tax benefit	(431)	(608)
Miscellaneous	12	(2)
Total benefit	$(2,063)	$(2,916)

The income tax benefit for the three month period ended March 31, 2007 is comprised of the following components (dollar amounts in thousands):

Deferred

Federal	$(1,632)
State	(431)
Total tax benefit	$(2,063)

The income tax benefit for the three month period ended March 31, 2006 is comprised of the following components (dollar amounts in thousands):

Deferred

Federal	$(2,308)
State	(608)
Total tax benefit	$(2,916)

The deferred tax asset at March 31, 2007 includes a deferred tax asset of $18.4 million (included in prepaid and other assets on our consolidated balance sheet) and a deferred tax liability of $0.1 million (included in accounts payable and accrued expenses on our consolidated balance sheet) which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at March 31, 2007 are as follows (dollar amounts in thousands):

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

Deferred tax assets:
Net operating loss carryover	$21,887
Restricted stock, performance shares and stock option expense	410
Mark to market adjustment	(16)
Sec. 267 disallowance	268
Charitable contribution carryforward	34
GAAP reserves	1,611
Rent expense	452
Loss on sublease	103
Gross deferred tax asset	24,749
Valuation allowance	(6,332)
Net deferred tax asset	$18,417
Deferred tax liabilities:
Depreciation	$65
Total deferred tax liability	$65

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

The net deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Management has established a valuation allowance for the portion of the net deferred tax asset that it believes is more likely than not that, based upon the weight of available evidence, will not be realized.

Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets, for which valuation allowance has not been established, will be realized. The net operating loss carryforward expires at various intervals between 2012 and 2027. The charitable contribution carryforward will expire in 2011.

The Company has evaluated FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation o FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interest and penalties are accrued and reported as interest expenses and other expenses on the consolidated statement of income. In addition, the 2003-2006 tax years remain open to examination by the major taxing jurisdictions. As of March 31, 2007, the adoption of FIN 48 has had no material impact on the Company’s consolidated financial statements

17. Segment Reporting

Until March 31, 2007, the Company operated two reportable segments, the mortgage portfolio management segment and the mortgage lending segment. Upon the sale of substantially all of its mortgage lending operating assets to Indymac on March 31, 2007, the Company exited the mortgage lending business and accordingly will no longer report segment information.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

18. Stock Incentive Plans

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

2005 Stock Incentive Plan

At the Annual Meeting of Stockholders held on May 31, 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 1,031,111 shares of the Company’s common stock may be issued thereunder. The 2005 Plan provides that the number of shares available for issuance under the 2005 Plan may be increased by the number of shares covered by 2004 Plan awards that were forfeited or terminated after March 10, 2005. On October 12, 2006, the Company filed a registration statement on Form S-8 registering the issuance or resale of 1,031,111 shares under the 2005 Plan. As of March 31, 2007, 171,718 shares awarded under the 2005 Plan had been forfeited or terminated.

Options

Each of the 2005 and 2004 Plans provide for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but the exercise price may not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of March 31, 2007, 591,500 options have been granted pursuant to the Company’s stock incentive plans with a vesting period of two years.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123R. The compensation cost charged against income exclusive of option forfeitures during the three months ended March 31, 2007 and 2006 was approximately $0 and $4,000, respectively. As of March 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. No cash was received for the exercise of stock options during the three month periods ended March 31, 2007 and 2006.

A summary of the status of the Company’s options as of March 31, 2007 and changes during the three months then ended is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year, January 1, 2007	466,500	$9.52
Granted	—	—
Canceled	—	—
Exercised	—	—
Outstanding at March 31, 2007	466,500	$9.52
Options exercisable at March 31, 2007	466,500	$9.52

A summary of the status of the Company’s options as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year, January 1, 2006	541,500	$9.56
Granted	—
Canceled	75,000	9.83
Exercised	—	—
Outstanding at end of year, December 31, 2006	466,500	$9.52
Options exercisable at year-end	466,500	$9.52

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

The following table summarizes information about stock options at March 31, 2007:

			Options Outstanding Weighted Average Remaining		Options Exercisable		Fair Value
Range of Exercise Prices	Date of Grants	Number Outstanding	Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price	of Options Granted
$9.00	6/24/04	176,500	7.5	$9.00	176,500	$9.00	$0.39
$9.83	12/2/04	290,000	7.9	9.83	290,000	9.83	0.29
Total		466,500	7.8	$9.52	466,500	$9.52	$0.33

The following table summarizes information about stock options at December 31, 2006:

			Options Outstanding Weighted Average Remaining		Options Exercisable		Fair Value
Range of Exercise Prices	Date of Grants	Number Outstanding	Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price	of Options Granted
$9.00	6/24/04	176,500	7.5	$9.00	176,500	$9.00	$0.39
$9.83	12/2/04	290,000	7.9	9.83	290,000	9.83	0.29
Total		466,500	7.8	$9.52	466,500	$9.52	$0.33

The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:

Risk free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

Restricted Stock

As of March 31, 2007, the Company has awarded 684,333 shares of restricted stock under the 2005 Plan, of which 466,939 shares have fully vested, 171,718 shares were forfeited and are available for reissuance, and 45,676 shares were issued and are not vested. As of March 31, 2007, the remaining shares of restricted stock awarded under the 2005 Plan are subject to vesting periods between 3 and 21 months. During the three months ended March 31, 2007, the Company recognized non-cash compensation expense of $0.3 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2007 and changes during the three months then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2007	213,507	$6.36
Granted	—	—
Forfeited	(145,178)	5.54
Vested	(22,653)	9.00
Non-vested shares as of March 31, 2007	45,676	$7.83
Weighted-average fair value of restricted stock granted during the period	—	$—

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	221,058	$8.85
Granted	129,155	4.36
Forfeited	(21,705)	9.20
Vested	(115,001)	8.37
Non-vested shares as of December 31, 2006	213,507	$6.36
Weighted-average fair value of restricted stock granted during the period	562,549	$4.36

19. Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 18,162,749 shares issued and 18,100,531 outstanding as of March 31, 2007. Of the common stock authorized, 1,031,111 shares (plus forfeited shares previously granted) were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of March 31, 2007, 1,049,674 shares remain reserved for issuance.

The Company calculates basic net income per share by dividing net income (loss) for the period by weighted-average shares of common stock outstanding for that period. Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Since the Company is in a loss position for the period ended March 31, 2007 and 2006, the calculation of basic and diluted earnings per share is the same since the effect of common stock equivalents would be anti-dilutive.

The following table presents the computation of basic and diluted net earnings per share for the periods indicated (dollar amounts in thousands, except net earnings per share):

	For three months ended March 31, 2007	For three months ended March 31, 2006
Numerator:
Net loss	$(4,741)	$(1,796)
Denominator:
Weighted average number of common shares outstanding — basic	18,078	17,967
Net effect of unvested restricted stock	—	—
Performance shares	—	—
Net effect of stock options	—	—
Weighted average number of common shares outstanding — dilutive	$18,078	17,967
Net loss per share — basic	$(0.26)	$(0.10)
Net loss per share — diluted	$(0.26)	$(0.10)

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us and many of which are beyond our control and that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

•	our ability to successfully redeploy capital from the sales of our wholesale and retail mortgage lending platforms;

•	risks associated with the availability of liquidity;

•	risks associated with the use of leverage;

•	risks associated with non-performing assets;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described under the caption “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

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

General

New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”) is a self-advised real estate investment trust ("REIT") that invests in and manages a portfolio of mortgage loans and mortgage-backed securities. Until March 31, 2007, the Company through its wholly-owned taxable REIT subsidiary (“TRS”), The New York Mortgage Company, LLC (“NYMC”), was also a residential mortgage lending company that originated a wide range of mortgage loans.

On March 31, 2007, we completed the sale of substantially all of the operating assets related to NYMC’s retail mortgage lending platform, to IndyMac Bank, F.S.B. (“Indymac”), a wholly-owned subsidiary of Indymac Bancorp, Inc., for a purchase price of $13.5 million in cash and the assumption of certain of our liabilities by Indymac. Included in the transaction, among other things, was the assumption by Indymac of leases held by NYMC for approximately 20 full service and approximately 10 satellite retail mortgage lending offices (excluding the lease for the Company’s corporate headquarters, which is being assigned, as previously announced, under a separate agreement to Lehman Brothers Holding, Inc.), the tangible personal property located in those approximately 30 retail mortgage lending offices, NYMC’s pipeline of residential mortgage loan applications (the “Pipeline Loans”), escrowed deposits related to the Pipeline Loans, customer lists and intellectual property and information technology systems used by NYMC in the conduct of its retail mortgage lending platform. Indymac assumed the obligations of NYMC under the Pipeline Loans and substantially all of NYMC’s liabilities under the purchased contracts and purchased assets arising after the closing date. Indymac has also agreed to pay (i) the first $500,000 in severance expenses with respect to “transferred employees” (as defined in the asset purchase agreement filed as Exhibit 10.62 to our Annual Report on Form 10-K) and (ii) severance expenses in excess of $1.1 million arising after the closing with respect to transferred employees. As part of the Indymac transaction, the Company has agreed, for a period of 18 months, not to compete with Indymac other than in the purchase, sale, or retention of mortgage loans. Indymac has hired substantially all of our branch employees and loan officers and a majority of NYMC employees based out of our corporate headquarters.

On February 22, 2007, we sold substantially all of the assets of our wholesale mortgage lending platform to Tribeca Lending Corp., a subsidiary of Franklin Credit Management Corporation (“Tribeca Lending”), for a purchase price of $0.5 million. Together, the sale of our retail mortgage lending platform to Indymac and the sale of our wholesale mortgage lending platform to Tribeca Lending has resulted in gross proceeds to NYMT of approximately $14.0 million before fees and expenses, and before deduction of approximately $2.3 million, which will be held in escrow to support warranties and indemnifications provided to Indymac by NYMC as well as other purchase price adjustments. NYMC recorded a one time gain on the sale of these assets of $5.2 million.

While the Company sold substantially all of the assets of its wholesale and retail mortgage lending platforms and exited the mortgage lending business as of March 31, 2007, it retains certain liabilities associated with that former line of business. Among these liabilities are the cost associated with the disposal of the mortgage loans held for sale, potential repurchase and indemnification obligations (including early payment defaults) on previously sold mortgage loans and remaining lease payment obligations on real and personal property.

The Company has reserves of $1.2 million to cover the disposition of the mortgage loans held for sale. In addition, the Company has $2.1 million of reserves to cover known repurchase requests as well as indemnification obligations (where the Company agrees to pay for a third party’s losses incurred in holding or disposing of a loan that the Company would otherwise have been required to repurchase). Until the Company disposes of all the mortgage loans held for sale and the repurchase periods set forth in the loan sale agreements expire, the Company may continue to incur losses on these loans.

We expect to redeploy the net proceeds from the sale of our retail mortgage lending platform in high quality mortgage loan securities. We will liquidate the remaining inventory of mortgage loans held for sale in the ordinary course of business. Our Board of Directors, together with our management, will continue to consider strategic options for NYMT, including a possible sale or merger or raising capital under a passive REIT business model.

We believe that the disposition of our mortgage lending business will allow us to meet the following business objectives:

•	reduce, and ultimately eliminate, our taxable REIT subsidiary’s operating loses;

•	enable NYMC to retain the economic value of its accumulated net operating losses for income tax purposes;

•	increase NYMT’s investable capital and financial flexibility;

•	lower NYMT’s executive management compensation expenses;

•	significantly reduce our potential severance obligations;

•	enable our management to focus on our mortgage portfolio management operations, which consisted of a $1.0 billion investment portfolio as of March 31, 2007; and

•	enable us to continue to acquire loans for securitization.

Presentation Format

The Management Discussion and Analysis section of this Quarterly Report on Form 10-Q has been separated, wherever possible, into two parts: (1) discussion of the ongoing mortgage REIT business that invests in and manages a portfolio of mortgage loans and mortgage-backed securities and (2) discussion of the discontinued business  (including a discussion of the assets and liabilities that are pending disposition or that remain with the Company after the sale of the wholesale and retail mortgage lending platforms).

In connection with the sale of our wholesale mortgage lending platform assets on February 22, 2007 and the sale of our retail mortgage lending platform assets to Indymac on March 31, 2007, we classified certain assets and liabilities related to our mortgage lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, we have not classified as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144. See note 11 in the notes to our consolidated financial statements.

Strategic Overview — Continuing Operations

We earn net interest income from purchased residential mortgage-backed securities, adjustable-rate mortgage loans and securitized loans. We have acquired and increasingly seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with originating, financing, managing, securitizing and reserving for these investments.

Our Investment portfolio is comprised largely of prime adjustable-rate mortgage loans that we either originated or acquired from third parties. We aggregate high credit quality, adjustable-rate mortgage loans until we have a pool of loans of sufficient size to securitize. Historically, we obtained the loans we securitize from either our TRS or from third parties. Our first securitization occurred on February 25, 2005 and we completed our second and third loan securitizations on July 28, 2005 and December 20, 2005, respectively. These securitization transactions, through which we financed the adjustable-rate and hybrid mortgage loans that we retained, were structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans are classified on our consolidated balance sheet as loans held in securitization trusts. From each of our securitizations, we issued investment grade securities to third parties and recorded the securitization debt as a liability. On March 30, 2006 we completed our fourth securitization, New York Mortgage Trust 2006-1. This securitization was structured as a sale for accounting purposes. The Company holds certain AAA tranches as well as all the subordinate interests in this transaction.

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment portfolio and assets. We rely primarily on repurchase agreements and collateralized debt obligations (“CDOs”) in order to finance our investment portfolio of residential loans and mortgage-backed securities. As of March 31, 2007, we have $4.6 billion of commitments to provide repurchase agreement financing through 22 different counterparties with approximately $0.4 billion outstanding as of March 31, 2007. As of March 31, 2007, we have $0.5 billion of CDOs. During the three months ended March 31, 2007, we sold approximately $312.9 million of previously retained securitizations resulting in the permanent financing of these securitized loans.  The CDO issuance replaced short-term repurchase agreements freeing up approximately $15.6 million in capital needed for repurchase agreement margin.

During 2005, we further diversified our sources of financing with the issuance of $45 million of trust preferred securities classified as subordinated debentures.

Risk Management. As a manager of mortgage loan investments, we must mitigate key risks inherent in these businesses, predominantly credit risk and interest rate risk.

Investment Portfolio Credit Quality. We retain in our portfolio only high-credit quality loans that we originated or acquired from third parties. High credit quality creates improved portfolio liquidity and provides for financing opportunities that are available on generally favorable terms. Since we began our portfolio investment operations, we have experienced approximately $57,000 to date of credit losses in our portfolio.

Interest Rate Risk Management. Another primary risk to our investment portfolio of mortgage loans and mortgage-backed securities is interest rate risk. We use hedging instruments to reduce our risk associated with changes in interest rates that could affect our investment portfolio of mortgage loans and securities. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of March 31, 2007, our net duration gap was approximately 5 months.

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

Other Risk Considerations. Our business is affected by a variety of economic and industry factors. Management periodically reviews and assesses these factors and their potential impact on our business. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are:

•	a decline in the market value of our assets due to rising interest rates;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	our ability to obtain financing to hold mortgage loans prior to their sale or securitization;

•	our ability to dispose of the remaining mortgage loans held for sale in a timely and efficient manner;

•	A significant increase in loan losses related to early payment defaults;

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity;

•	the potential for increased borrowing costs and its impact on net income;

•	the concentration of our mortgage loans in specific geographic regions;

•	our ability to use hedging instruments to mitigate our interest rate and prepayment risks;

•	a prolonged economic slow down, a lengthy or severe recession or declining real estate values could harm our operations;

•	if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	compliance with REIT requirements might cause us to forgo otherwise attractive opportunities.

Strategic Overview — Discontinued Operations

As part of the review of strategic alternatives announced in October of 2006, the Company sold substantially all of the assets of its retail and wholesale mortgage lending platforms in the first quarter of 2007, and exited the mortgage lending business. Until March 31, 2007, when we exited the mortgage lending business, we relied primarily on secured warehouse facilities for funding our mortgage loans held for sale. Subsequent to March 31, 2007, the Company will utilize the CSFB warehouse facility until we dispose of all mortgage loans held for sale, which is expected to occur in the second quarter of 2007.

Financial Overview — Continuing Operations

Revenues. Our primary sources of income are net interest income on our loans and residential investment securities. Net interest income is the difference between interest income, which is the income that we earn on our loans and residential investment securities and interest expense, which is the interest we pay on borrowings and subordinated debt.

Expenses. Non-interest expenses we incur in operating our business consist primarily of salary and employee benefits, and other general and administrative expenses. All compensation paid to employees of the continuing operations are salary-based as opposed to commission-based. Accordingly, very few of our expenses are variable in nature.

Salary and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits.

Other general and administrative expenses include expenses for professional fees, office supplies, postage and shipping, telephone, insurance, and other miscellaneous operating expenses.

Financial Overview — Discontinued Operations

Revenues:

Net interest Income. We earn net interest income on banked loans for the period of time from the closing date of the loan to the date of sale to a third party.

Gain on sale of mortage loans. Income from the gain on sale of mortgage loans to third parties is the difference between the sales price and the adjusted cost basis of originated loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs (including commissions and salaries for employees directly responsible for such originations) paid.

Loan Loses. Loan losses include reserves for, or actual costs incurred with respect to the disposition of non-performing or early payment default loans and performing loans sold at distressed prices due to market conditions.

Brokered loan fees. Brokered loan fees are fees collected by the Company for loans brokered to third parties rather than banked.

Gain on sale of retail lending segment. Gain on sale of retail lending segment includes a $5.2 million gain from the sale of retail mortgage lending platform.

Expenses:

Salaries, commissions and benefits. Salary and employee benefits consist primarily of the salaries and wages paid to our employees (exclusive of salaries and wages allocated to net gain on sale of mortgage loans), payroll taxes and expenses for health insurance, retirement plans and other employee benefits.

Brokered loan expenses. Brokered loan expenses are primarily direct commissions and other costs associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

Occupancy and equipment expenses. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist of building lease expenses, furniture and equipment expenses, maintenance, real estate taxes and other associated costs of occupancy.

General and administrative. General and administrative expenses include expenses for professional fees, office supplies, postage and shipping, telephone, travel and entertainment and other miscellaneous operating expenses.

Many of our expenses of the discontinued operation were variable in nature and were relative to our loan origination production volumes. Variable expenses include commissions on loan originations, brokered loan costs and, to a lesser degree, office supplies, marketing and promotion and other miscellaneous expenses. Fixed expenses are primarily occupancy and equipment lease expenses and data processing and communications expenses.

Loss from discontinued operation. Loss from discontinued operation on our Consolidated Statements of Operations includes all revenues and expenses related to the discontinued mortgage lending segment excluding certain costs that will be retained by the Company. Primarily, these expenses related to rent expense for locations not being purchased and certain allocated payroll expenses for employees remaining with the Company.

Description of Business — Continuing Operations

Prior to the completion of our IPO on June 29, 2004, our operations were limited to the mortgage operations described in the preceding section. Beginning in July 2004, we began to implement our business plan of investing in high-quality, adjustable rate mortgage related securities and residential loans. Our mortgage portfolio, consisting primarily of residential mortgage-backed securities and mortgage loans held for investment, generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

•	invest in mortgage-backed securities including ARM securities and collateralized mortgage obligation floaters (“CMO Floaters”);

•	generally operate as a long-term portfolio investor;

•	finance our portfolio by entering into repurchase agreements, warehouse facilities for loan aggregation or issue collateral debt obligations relating to our securitizations; and

•	generate earnings from the return on our mortgage securities and spread income from our mortgage loan portfolio.

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

As of March 31, 2007, our mortgage securities portfolio consisted of 98% AAA- rated or Fannie Mae, Freddie Mac or Ginnie Mae-guaranteed (“FNMA/FHLMC/GNMA”) mortgage securities as compared to financing rates or lower rated securities.

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

Description of Business — Discontinued Operation

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage lending platform on March 31, 2007, we classified our mortgage lending segment as a discontinued operation.

Until March 31, 2007, our retail mortgage lending operation contributed to our financial results as it either produced some of the loans that ultimately collateralized the mortgage securities that we hold in our portfolio or it provided us the flexibility to sell the loans for gain on sale revenue. We primarily originated prime, first-lien, residential mortgage loans and, to a lesser extent, second lien mortgage loans, home equity lines of credit, subprime loans, and bridge loans. We originated a wide range of mortgage loan products including adjustable-rate mortgage (“ARM”) loans which may have an initial fixed rate period, and fixed-rate mortgages. Historically, we sold or retained and aggregated our self-originated, high-quality, shorter-term ARM loans in order to pool them into mortgage securities. Due to market conditions, starting in March, 2006, NYMC began to sell all loans originated by it to third parties for gain on sale revenue rather than aggregating for securitization. For the three months ended March 31, 2007 and 2006, we originated $435.7 million and $613.8 million in mortgage loans for sale to third parties, respectively. We recognized gains on sales of mortgage loans totaling $2.3 million and $4.1 million for the three months ended March 31, 2007 and 2006, respectively. This decrease in gains is attributable to our reduced volume of loans originated and thus sold, and increased scrutiny of loans by investors that resulted from the industry wide increase in early payment default loans (“EPDs”). EPDs, or loans wherein borrowers missed one of their first three required mortgage payments, resulted in investors either not purchasing loans or purchasing them at a reduced negotiated price. On March 31, 2007, we sold substantially all of the operating assets of the retail mortgage lending platform to Indymac and exited the mortgage lending business.

Until February 22, 2007, our wholesale mortgage lending strategy had been a small component of our loan origination operations. We had a network of non-affiliated wholesale loan brokers and mortgage lenders who submited loans to us. We maintained relationships with these wholesale brokers and, as with retail loan originations, underwrote, processed, and funded wholesale loans through our centralized facilities and processing systems. We also sold broker loans to third party mortgage lenders for which we received a broker fee. For the three months ended March 31, 2007 and 2006, we originated $134.8 million and $183.4 million in brokered loans, respectively. We recognized net brokering income totaling $0.4 million and $0.6 million during the three months ended March 31, 2007 and 2006, respectively. On February 22, 2007, we sold substantially all of the assets of our wholesale mortgage lending platform to Tribeca Lending.

Known Material Trends and Commentary — Continuing Operations

Results of Operations. We expect that our revenues will derive primarily from the difference between the interest income we earn on our mortgage assets and the costs of our borrowings (net of hedging expenses). We expect that our operating expenses will decrease going forward due to the elimination of compensation expense attributable to employees related to our mortgage origination platform. The sale of each of our retail and wholesale mortgage lending platforms, has resulted in gross proceeds to NYMT of approximately $14.0 million before fees and expenses, and before deduction of approximately $2.3 million which will be held in escrow to support warranties and indemnifications provided to Indymac by NYMC as well as other purchase price adjustments. NYMC expects to record a one time taxable gain on the sale of its assets to Indymac of $5.2 million.

Liquidity. We depend on the capital markets to finance our investments in mortgage-backed securities. As it relates to our investment portfolio, we have either issued collateralized debt to permanently finance our loan securitizations, or entered into repurchase agreements for short term financing. Commercial and investment banks have provided significant liquidity to finance our operations, and while management cannot predict the future liquidity environment, we are currently unaware of any material reason to prevent continued liquidity support in the capital markets for our business. See “Liquidity and Capital Resources” below for further discussion of liquidity risks and resources available to us.

Known Material Trends and Commentary — Discontinued Operations

Origination Volume. For the three months ended March 31, 2007 and March 31, 2006, NYMC’s total loan originations were to $435.7 million and $613.8 million, respectively. This compares to total originations for the industry as a whole of $653 billion for the three months ended March 31, 2007 versus $626 billion for the same period in 2006, an increase of 4.3%, as reported by the MBA’s Mortgage Finance Forecast dated April 23, 2007. The reason for our decrease in mortgage originations while the industry experienced a period over period increase is primarily due to the Company’s sale of its wholesale mortgage lending platform on February 22, 2007 and, to a lesser degree, the then-pending sale of the retail mortgage lending platform to Indymac on March 31, 2007.

EPDs and Loan Sale Environment. Current market conditions related to early payment defaults (“EPD”), mortgage loans that have missed one of their first three payments due, is an important trend facing our industry. As the incidence of EPDs has recently increased dramatically, the frequency of loans we are requested to repurchase has increased. EPDs pertain only to loans originated in our discontinued mortgage lending operation. These repurchases are predominately made with cash and are held on the balance sheet until they are re-sold. EPD loans are typically re-sold at a loss and resulting in a reduction of our working capital.

The majority of our EPDs are associated with borrowers whose loans were underwritten to loan programs where the borrower was not required to provide full income and or asset verification in order to qualify for the loan. These alternative documentation programs, also known as “Alternative-A” or “Alt-A” programs, offered by many investors for whom we originated loans, combined with reduced amounts of required down payments made it easier for many borrowers to obtain mortgage financing.

The increased incidence of EPDs has made many loan buyers and investors cautious when it comes to the due diligence of loans they are purchasing. We have noticed a much more cautious approach to loan review across the board by established investors with whom we have had long term relationships. The increased number of EPDs also caused these investors to change their underwriting guidelines during the first quarter of this year resulting in further difficulty in selling the loans underwritten to the prior guidelines.

For the three months ended March 31, 2007, we repurchased a total of $5.5 million of mortgage loans that were originated in either 2005 or 2006, the majority of which were due to EPDs. Of the repurchased loans originated in 2006, all were Alt-A. As of March 31, 2007 we had approximately $14 million of additional repurchase requests pending, against which the Company has taken a reserve of $1.7 million included in accounts payable and accrued expenses.

Significance of Estimates and Critical Accounting Policies — General

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

Significance of Estimates and Critical Accounting Policies — Continuing Operations

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

Impairment of and Basis Adjustments on Securitized Financial Assets. As previously described herein, we regularly securitize our mortgage loans and retain the beneficial interests created. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate. We recorded an impairment loss of $7.4 million during 2005, because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered. At March 31, 2007, we have a net unrealized loss of $3.6 million on the remaining securities in our portfolio, which we do not consider to represent an other than temporary impairment.

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

Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with Financial Accounting Standards Board Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities”, and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage-backed securities investment activities.

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

New Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of analyzing the impact of SFAS No. 159 on its consolidated financial statements.

Significance of Estimates and Critical Accounting Policies — Discontinued Operations

In the normal course of our discontinued mortgage lending business, we entered into contractual interest rate lock commitments (“IRLCs”) to extend credit to finance residential mortgages. Mark-to-market adjustments on IRLCs were recorded from the inception of the interest rate lock through the date the underlying loan is funded. The fair value of the IRLCs was determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs to originate the loan. To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, we generally entered into forward sale loan contracts (“FSLCs”). Since the FSLCs were committed prior to mortgage loan funding and thus there is no owned asset to hedge, the FSLCs in place prior to the funding of a loan were undesignated derivatives under SFAS No. 133 and are marked to market with changes in fair value recorded to current earnings.

Loan Loss Reserves on Mortgage Loans. We evaluate a reserve for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held for sale.

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

Comparing the current loan balance to the original property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results is the property being disposed of at approximately 68% of the property’s original value. This estimate is based on management’s long term experience in similar market conditions. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 68% of the original property value and compare that to the current balance of the loan. The difference, plus an estimate of past interest due, determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

Reserves for second liens are larger than that for first liens as second liens are in a junior position and only receive proceeds after the claims of the first lien holder are satisfied. As with first liens, we may occasionally alter the base reserve calculation but that is in a minority of the cases and only if we are aware of specific circumstances that pertain to that specific loan.

At March 31, 2007, we had a loan loss reserve of $1.2 million on mortgage loans held for sale, $2.1 million in reserves for indemnifications and repurchase requests and had incurred $3.2 million of loan losses during the three months ended March 31, 2007.

Overview of Performance

For the three months ended March 31, 2007, we reported a net loss of $4.7 million, as compared to a net loss of $1.8 million for the three months ended March 31, 2006. The increase in net loss is attributed to a decrease in gain on sale revenues and an increase in loan losses, each related to our discontinued operations, and a decrease net interest income from our investment portfolio. Included in the net loss is a gain of $5.2 million from the sale of the retail mortgage lending platform to Indymac. With respect to our discontinued operations, for the three months ended March 31, 2007, total residential originations, including brokered loans, were $435.7 million as compared to $613.8 million for the same period of 2006. The decrease in our loan origination levels for the three months ended March 31, 2007 as compared to the same period of 2006 is the result of the loss of experienced loan officers to competitors, the sale of the wholesale mortgage lending platform as well as an overall market decline. Total employees decreased to 35 at March 31, 2007 as a result of the sale of the retail mortgage lending platform.

Summary of Operations and Key Performance Measurements — Continuing Operations

For the three months ended March 31, 2007, our income was dependent upon our mortgage portfolio management operations and the net interest (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio, mortgage loans held in the securitization trusts and residential mortgage-backed securities. The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the three months ended March 31, 2007:

	Amount	Average Outstanding Balance	Effective Rate
	(dollars in thousands)	(dollars in millions)

Net Interest Income Components:
Interest Income
Investment securities and loans held in the securitization trusts	$14,214	$1,017.9	5.59%
Amortization of premium	(501)	4.8	(0.23)%
Total interest income	$13,713	$1,022.7	5.36%
Interest Expense
Repurchase agreements and CDOs	$13,543	$980.3	5.53%
Interest rate swaps and caps	(459)	—	(0.19)%
Total interest expense (1)	$13,084	$980.3	5.34%
Net Interest income investment securities and loans held in securitization trusts	$629	$42.4	0.02%

(1) Excludes $0.9 million of subordinated interest expense.

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.

Summary of Operations and Key Performance Measurements — Discontinued Operations

For the three months ended March 31, 2007, our net interest income was also dependent upon our mortgage lending operations and originations from our mortgage lending segment, which include the mortgage loan sales and mortgage brokering activities on residential mortgages sold or brokered to third parties. Our mortgage lending activities generated revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generated brokering fee revenues from third party buyers. In addition, the Company incurred a $3.2 million loan loss related to repurchase of EPD loans. As of March 31, 2007, the Company sold its retail mortgage lending platform to Indymac for a net gain of $5.2 million and exited the mortgage lending business.

A breakdown of our loan originations for the three months ended March 31, 2007 follows:

Description	Number of Loans	Aggregate Principal Balance ($000’s)	Percentage of Total Principal	Weighted Average Interest Rate	Average Loan Size

Purchase mortgages	971	$251.2	57.7%	6.88%	$258,694
Refinancings	605	184.5	42.3%	7.01%	304,904
Total	1,576	435.7	100.0%	6.94%	276,433
Adjustable rate or hybrid	419	166.2	38.1%	6.93%	396,660
Fixed rate	1,157	269.5	61.9%	6.94%	232,894
Total	1,576	435.7	100.0%	6.94%	276,433
Banked	1,210	300.9	69.1%	6.81%	248,647
Brokered	366	134.8	30.9%	7.22%	368,293
Total	1,576	$435.7	100.0%	6.94%	$276,433

Financial Condition

Balance Sheet Analysis - Asset Quality — Continuing Operations

Investment Securities - Available for Sale. Our securities portfolio consists of agency securities or AAA-rated residential mortgage-backed securities. At March 31, 2007 and December 31, 2006, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our securities portfolio as of March 31, 2007 and December 31, 2006:

Characteristics of Our Investment Securities (dollar amounts in thousands):

March 31, 2007	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$149,669	$150,045	34%	6.70%	6.58%
Private Label Floating Rate	AAA	13,985	13,971	3%	6.11%	6.18%
Private Label ARMs	AAA	264,893	263,134	59%	4.80%	5.74%
NYMT Retained Securities	AAA-BBB	18,038	17,942	3%	5.75%	6.18%
NYMT Retained Securities	Below Investment Grade	2,764	1,971	1%	5.68%	15.96%
Total/Weighted Average		$449,349	$447,063	100%	5.51%	6.11%

Characteristics of Our Investment Securities (dollar amounts in thousands):

December 31, 2006	Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$163,121	$163,898	34%	6.72%	6.40%
Private Label Floating Rate	AAA	22,392	22,284	5%	6.12%	6.46%
Private Label Arms	AAA	287,018	284,874	58%	4.82%	5.71%
NYMT Retained Securities	AAA-BBB	15,996	15,894	3%	5.67%	6.02%
NYMT Retained Securities	Below Inv Grade	2,767	2,012	0%	5.67%	18.35%
Total/Weighted Average		$491,294	$488,962	100%	5.54%	6.06%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
March 31, 2007	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$150,045	6.58%	$—	—	$—	—	$150,045	6.58%
Private Label Floating Rate	13,971	6.18%	—	—	—	—	13,971	6.18%
Private Label ARMs	33,726	6.15%	56,255	5.71%	173,153	5.65%	263,134	5.73%
NYMT Retained Securities	—	—	2,596	6.98%	17,317	7.55%	19,913	7.48%
Total	$197,742	6.48%	$58,851	5.77%	$190,470	5.83%	$447,063	6.11%

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2006	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$163,898	6.40%	$—	—	$—	—	$163,898	6.40%
Private Label Floating Rate	22,284	6.46%	—	—	—	—	22,284	6.46%
Private Label ARMs	16,673	5.60%	78,565	5.80%	183,612	5.64%	278,850	5.68%
NYMT Retained Securities	6,024	7.12%	—	—	17,906	7.83%	23,930	7.66%
Total	$208,879	6.37%	$78,565	5.80%	$201,518	5.84%	$488,962	6.06%

Investment Portfolio Related Assets

Mortgage Loans Held in Securitization Trusts. Included in our portfolio are adjustable-rate mortgage loans that we originated or purchased in bulk from third parties that meet our investment criteria and portfolio requirements. These loans are classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans. If the securitization qualifies as a financing for SFAS No. 140 purposes the loans are classified as “mortgage loans held in securitization trusts.”

The NYMT 2006-1 securitization qualifies as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. The residual assets total $2.0 million and are included in investment securities available for sale (see note 2 in our consolidated financial statements).

At March 31, 2007, mortgage loans held in securitization trusts totaled $544.0 million, or 47% of total assets. Of this mortgage loan investment portfolio 100% are traditional or hybrid ARMs and 76.0% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately seven years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

Characteristics of Our Mortgage Loans Held in Securitization Trusts and Retained Interest in Securitization:

The following table sets forth the composition of our mortgage loans held in securitization trusts and retained interest in securitization as of March 31, 2007 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,178	$540,549	$544,046
Retained interest in securitization (included in Investment securities available for sale)	431	231,437	19,913
Total Loans Held	1,609	$771,986	$563,959

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$498	$3,500	$40
Coupon Rate	5.68%	8.13%	3.88%
Gross Margin	2.36%	6.50%	1.13%
Lifetime Cap	11.15%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	338	348	304

The following table sets forth the composition of our mortgage loans held in securitization trusts and retained interest in securitization as of December 31, 2006:

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

The following tables provide additional characteristics of the mortgage loans held in securitization trusts and retained interest in securitization as of March 31, 2007 and December 31, 2006:

	March 31, 2007 Percentage	December 31, 2006 Percentage
Arm Loan Type
Traditional ARMs	2.3%	2.9%
2/1 Hybrid ARMs	3.4%	3.8%
3/1 Hybrid ARMs	15.7%	16.8%
5/1 Hybrid ARMs	76.5%	74.5%
7/1 Hybrid ARMs	2.1%	2.0%
Total	100.0%	100.0%
Percent of ARM loans that are Interest Only	76.0%	75.9%
Weighted average length of interest only period	8.1 years	8.0 years

	March 31, 2007 Percentage	December 31, 2006 Percentage
Traditional ARMs - Periodic Caps
None	72.6%	61.9%
1%	6.6%	8.8%
Over 1%	20.8%	29.3%
Total	100.0%	100.0%

	March 31, 2007 Percentage	December 31, 2006 Percentage
Hybrid ARMs - Initial Cap
3.00% or less	13.4%	14.8%
3.01%-4.00%	7.3%	7.5%
4.01%-5.00%	78.2%	76.6%
5.01%-6.00%	1.1%	1.1%
Total	100.0%	100.0%

	March 31, 2007 Percentage	December 31, 2006 Percentage
FICO Scores
650 or less	3.8%	3.8%
651 to 700	17.2%	16.9%
701 to 750	34.0%	34.0%
751 to 800	41.1%	41.5%
801 and over	3.9%	3.8%
Total	100.0%	100.0%
Average FICO Score	737	737

	March 31, 2007 Percentage	December 31, 2006 Percentage
Loan to Value (LTV)
50% or less	9.6%	9.8%
50.01% - 60.00%	8.6%	8.8%
60.01% - 70.00%	28.0%	28.1%
70.01% - 80.00%	51.5%	51.1%
80.01% and over	2.3%	2.2%
Total	100.0%	100.0%
Average LTV	69.6%	69.4%

	March 31, 2007 Percentage	December 31, 2006 Percentage
Property Type
Single Family	52.0%	52.3%
Condominium	22.7%	22.9%
Cooperative	9.2%	8.8%
Planned Unit Development	13.1%	13.0%
Two to Four Family	3.0%	3.0%
Total	100.0%	100.0%

	March 31, 2007 Percentage	December 31, 2006 Percentage
Occupancy Status
Primary	84.8%	85.3%
Secondary	11.2%	10.7%
Investor	4.0%	4.0%
Total	100.0%	100.0%

	March 31, 2007 Percentage	December 31, 2006 Percentage
Documentation Type
Full Documentation	70.9%	70.1%
Stated Income	20.9%	21.3%
Stated Income/ Stated Assets	6.8%	7.2%
No Documentation	0.9%	0.9%
No Ratio	0.5%	0.5%
Total	100.0%	100.0%

	March 31, 2007 Percentage	December 31, 2006 Percentage
Loan Purpose
Purchase	56.9%	57.3%
Cash out refinance	16.9%	26.1%
Rate and term refinance	26.2%	16.6%
Total	100.0%	100.0%

	March 31, 2007 Percentage	December 31, 2006 Percentage
Geographic Distribution: 5% or more in any one state
NY	26.6%	26.2%
MA	14.7%	14.4%
CA	5.9%	6.8%
Other (less than 5% individually)	52.8%	52.6%
Total	100.0%	100.0%

Delinquency Status. As of March 31, 2007, we had ten delinquent loans totaling $9.3 million categorized as mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of March 31, 2007 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	2	$955	0.18%
61-90	1	1,346	0.25%
90+	6	6,377	1.18%
Real estate owned	1	$625	0.12%

As of December 31, 2006, we had seven delinquent loans totaling $6.8 million categorized as mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of December 31, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	4	5,819	0.99%
Real estate owned	1	$625	0.11%

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

Non-Loan or Investment Assets

Cash and cash equivalents. We had unrestricted cash and cash equivalents of $1.7 million at March 31, 2007 versus $1.0 million at December 31, 2006.

Restricted cash. Restricted cash is held by counter parties as colleral for hedging instruments and two letters of credit related to the Company's lease of office space, including its corporate headquarters.

Accounts and accrued interest receivable. Accounts and accrued interest receivable includes $13.5 million related to the sale of the retail mortgage lending segment to Indymac. On April 2, 2007, Indymac paid the Company $11.2 million in cash and established a $2.3 million escrow account to support warranties and indemnifications related to the sale.  In addition, accrued interest receivable for investment securities and mortgage loans held in securitization trusts are also included.

Prepaid and other assets. Prepaid and other assets totaled $20.5 million as of March 31, 2007. Prepaid and other assets consist primarily of a deferred tax benefit of $18.4 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

Balance Sheet Analysis - Asset Quality — Discontinued Operations

Mortgage Lending Related Assets

The balances of the following mortgage lending related assets have declined as of March 31, 2007 as compared to December 31, 2006 primarily due to the exit of the morgage lending business:

Mortgage Loans Held for Sale. Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $59.7 million at March 31, 2007 as compared to $106.9 million at December 31, 2006. Primarily, we use warehouse facilities to finance our mortgage loans held for sale. Alternatively, we may use cash on a short-term basis to finance our mortgage loans held for sale.

Due from Purchasers. We had amounts due from loan purchasers totaling $61.4 million at March 31, 2007 as compared to $88.4 million at December 31, 2006. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped to permanent investors but for which payment has not yet been received at period end.

Escrow Deposits - Pending Loan Closings. We had escrow deposits pending loan closing of $0.5 million at March 31, 2007 as compared to $3.8 million at December 31, 2006. Escrow deposits pending loan closing are advance cash fundings by us to escrow agents to be used to close loans within the next one to three business days.

Non-Loan Assets

Property and Equipment, Net. Property and equipment totaled $0.5 million as of March 31, 2007 and $6.5 million as of December 31, 2006 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method.

Balance Sheet Analysis - Financing Arrangements — Continuing Operations

Financing Arrangements, Portfolio Investments. We have arrangements to enter into repurchase agreements with 22 different financial institutions having a total line capacity of $4.6 billion. As of March 31, 2007 and December 31, 2006, there were $0.4 billion and $0.8 billion, respectively, of repurchase borrowings outstanding. Our repurchase agreements have terms of 30 days. The weighted average borrowing rate on these financing facilities was 5.34% and 5.37% as of March 31, 2007 and December 31, 2006, respectively.

Collateralized Debt Obligations. There were no new securitization transactions accounted for as a financing during the three months ended March 31, 2007 or during the year ended December 31, 2006. We had $501.9 million and $197.4 million of CDO outstanding as of March 31, 2007 and December 31, 2006, respectively. The weighted average borrowing rate on these CDOs was 5.65% and 5.72% as of March 31, 2007 and December 31, 2006, respectively. The increase in the amount of CDOs outstanding between December 31, 2006 and March 31, 2007 is due to the sale of $164.9 million of NYMT 2005-2 securities on February 26, 2007 and $148.0 million of NYMT 2005-1 securities on March 26, 2007. The sales were treated as financings in accordance with SFAS No. 140.

Subordinated Debentures. As of March 31, 2007, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.10% at March 31, 2007 and 9.12% at December 31, 2006). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

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

Balance Sheet Analysis - Financing Arrangements — Discontinued Operations

Financing Arrangements, Mortgage Loans Held for Sale. We had debt outstanding on our financing facilities which finance our mortgage loans held for sale of $98.6 million at March 31, 2007 as compared to $173.0 million at December 31, 2006. The weighted average borrowing rate on these financing facilities was 6.36% and 6.22% as of March 31, 2007 and December 31, 2006, respectively. The decrease in outstanding balances in mortgage loans held for sale and short-term borrowings is due to the Company's exit from the retail mortgage lending business. The Company will utilize the CSFB warehouse facility to dispose of all the remaining mortgage loans held for sale, which is expected to occur in the second quarter of 2007.

In the normal course of our mortgage loan origination business we entered into contractual IRLCs to extend credit to finance residential mortgages. These commitments, which contained fixed expiration dates, became effective when eligible borrowers locked-in a specified interest rate within time frames established by our origination, credit and underwriting practices. Interest rate risk arises if interest rates change between the time of the lock-in of the rate by the borrower and the sale of the loan.

To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, we generally entered into FSLCs. Once a loan has been funded, our risk management objective for our mortgage loans held for sale was to protect earnings from an unexpected charge due to a decline in value of such mortgage loans. Our strategy was to engage in a risk management program involving the designation of FSLCs (the same FSLCs entered into at the time of the IRLC) to hedge most of our mortgage loans held for sale.

The following table summarizes the estimated fair value of derivative assets and liabilities as of March 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	March 31, 2007	December 31, 2006

Derivative Assets:
Continuing Operations:
Interest rate caps	$1,300	$2,011
Interest rate swaps	—	621
Total derivative assets, continuing operations	1,300	2,632
Discontinued Operation:
Forward loan sale contracts - loan commitments	1	48
Forward loan sale contracts - mortgage loans held for sale	—	39
Forward loan sale contracts - TBA securities	—	84
Interest rate lock commitments - loan commitments	37	—
Total derivative assets, discontinued operation	38	171
Total derivative assets	$1,338	$2,803
Derivative liabilities:
Continuing Operations:
Interest rate swaps	$(183)	$—
Discontinued Operation:
Forward loan sale contracts - mortgage loans held for sale	(11)	—
Forward loan sale contracts - TBA securities	—	—
Interest rate lock commitments - loan commitments	(7)	(118)
Interest rate lock commitments - mortgage loans held for sale	—	(98)
Total derivative liabilities, discontinued operation	(18)	(216)
Total derivative liabilities	$(201)	$(216)

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2007 was $65.1 million and included $5.5 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.

Securitizations — Continuing Operations

During the three month period ended March 31, 2007, we did not complete a securitization transaction.

NYMT 2006-1. March 29, 2006 - securitization of approximately $277.4 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. We accounted for this securitization as a non-recourse sale in accordance with SFAS No. 140.

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

Prior to 2006, we completed three securitizations and accrued for them as secured borrowings under SFAS No. 140.

NYMT 2005-1. February 25, 2005 - securitization of approximately $419.0 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate	S&P Rating

A	$391,761	LIBOR + 27bps	AAA
M-1	$18,854	LIBOR + 50bps	AA
M-2	$6,075	LIBOR + 85bps	A

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the trust was approximately 68.8% and the weighted average FICO score was approximately 729. The weighted average current loan rate of the pool of mortgage loans is approximately 5.36% and the weighted average maximum loan rate (after periodic rate resets) is 10.62%, and weighted average months to roll of 17 months with 64% rolling in 6 months.

NYMT 2005-2. July 29, 2005 - securitization of approximately $242.9 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below (dollar amounts in thousands):

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

NYMT 2005-3. December 20, 2005 - securitization of approximately $235.0 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P and Moody’s, are set forth below (dollar amounts in thousands):

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

Prepayment Experience — Continuing Operations

The cumulative prepayment rate (“CPR”) on our mortgage loan portfolio averaged approximately 19% during the three month period ended March 31, 2007 as compared to 18% for the three month period ended March 31, 2006. CPRs on our purchased portfolio of investment securities averaged approximately 12% while the CPRs on loans held for investment or held in our securitization trusts averaged approximately 25% during the three month period ended March 31, 2007. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

Results of Operations — Continuing Operations

Our results of operations for our mortgage portfolio during a given period typically reflect the net interest spread earned on our investment portfolio of residential mortgage loans and mortgage-backed securities. The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

Results of Operations — Discontinued Operations

Our results of operations for our now discontinued mortgage lending segment during a given period typically reflect the total volume of loans originated and closed by us during that period. The volume of closed loan originations generated by us in any period is impacted by a variety of factors. These factors include:

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

The cost of our production is also critical to our financial results as it is a significant factor in the gains we recognize. In addition, the type of loan production is an important factor in recognizing gain on sale premiums. Beginning near the end of the first quarter of 2004, our volume of FHA loans increased. Generally, FHA loans have lower average balances and FICO scores which are reflected in the statistics above. All FHA loans are currently and will be in the future sold or brokered to third parties. The following table summarizes our loan production for the quarter ended March 31, 2007 and each quarter of 2006.

	Number of	Aggregate Principal Balance	Percentage of Total	Weighted Average Interest	Average Principal	Weighted Average
	Loans	($ in millions)	Principal	Rate	Balance	LTV	FICO

2007:
First Quarter
ARM	419	$166.2	38.1%	6.93%	$396,660	71.0	711
Fixed-rate	1,089	259.6	59.6%	6.96%	238,319	75.4	717
Subtotal-non-FHA	1,508	425.8	97.7%	6.95%	282,314	73.7	715
FHA - ARM	—	—	—	—	—	—	—
FHA - fixed-rate	68	9.9	2.3%	6.21%	146,015	96.1	691
Subtotal - FHA	68	9.9	2.3%	6.21%	146,015	96.1	691
Total ARM	419	166.2	38.1%	6.93%	396,660	71.0	711
Total fixed-rate	1,157	269.5	61.9%	6.94%	232,894	76.2	716
Total Originations	1,576	$435.7	100.0%	6.94%	$276,433	74.2	714

Purchase mortgages	904	$241.4	55.4%	6.91%	$267,027	78.7	726
Refinancings	604	184.4	42.3%	7.01%	305,193	67.1	700
Subtotal-non-FHA	1,508	425.8	97.7%	6.95%	282,314	73.7	715
FHA - purchase	67	9.8	2.3%	6.21%	146,256	96.1	691
FHA - refinancings	1	0.1	0.0%	6.50%	129,920	94.8	652
Subtotal - FHA	68	9.9	2.3%	6.21%	146,015	96.1	691
Total purchase	971	251.2	57.7%	6.88%	258,694	79.4	725
Total refinancings	605	184.5	42.3%	7.01%	304,904	67.1	700
Total Originations	1,576	$435.7	100.0%	6.94%	$276,433	74.2	714

2006:
Fourth Quarter
ARM	647	$218.2	37.3%	7.10%	$337,270	73.5	699
Fixed-rate	1,609	353.7	60.4%	7.14%	219,835	75.8	712
Subtotal-non-FHA	2,256	571.9	97.7%	7.13%	253,514	74.9	707
FHA - ARM	—	—	—	—	—	—	—
FHA - fixed-rate	83	13.7	2.3%	6.42%	164,723	94.6	650
Subtotal - FHA	83	13.7	2.3%	6.42%	164,723	94.6	650
Total ARM	647	218.2	37.3%	7.10%	337,270	73.5	699
Total fixed-rate	1,692	367.4	62.7%	7.11%	217,132	76.5	709
Total Originations	2,339	$585.6	100.0%	7.11%	$250,364	75.4	706

	Number of	Aggregate Principal Balance	Percentage of Total	Weighted Average Interest	Average Principal	Weighted Average
	Loans	($ in millions)	Principal	Rate	Balance	LTV	FICO

Purchase mortgages	1,350	$306.0	52.3%	7.22%	$226,633	80.2	720
Refinancings	906	265.9	45.4%	7.02%	293,570	68.8	693
Subtotal-non-FHA	2,256	571.9	97.7%	7.13%	253,514	74.9	707

FHA - purchase	71	11.3	1.9%	6.35%	159,550	96.9	661
FHA - refinancings	12	2.4	0.4%	6.74%	195,333	83.4	597
Subtotal - FHA	83	13.7	2.3%	6.42%	164,723	94.6	650
Total purchase	1,421	317.3	54.2%	7.19%	223,281	80.8	717
Total refinancings	918	268.3	45.8%	7.02%	292,286	69.0	692
Total Originations	2,339	$585.6	100.0%	7.11%	$250,364	75.4	706

Third Quarter
ARM	794	$237.6	39.4%	7.27%	$299,209	72.8	704
Fixed-rate	1,709	351.1	58.2%	7.48%	205,433	75.6	711
Subtotal-non-FHA	2,503	588.7	97.6%	7.39%	235,180	74.5	708
FHA - ARM	3	1.2	0.2%	6.06%	423,701	96.1	681
FHA - fixed-rate	82	12.9	2.2%	6.61%	157,096	96.1	652
Subtotal - FHA	85	14.1	2.4%	6.56%	166,506	95.7	654
Total ARM	797	238.8	39.6%	7.27%	299,678	72.9	704
Total fixed-rate	1,791	364.0	60.4%	7.45%	203,220	76.4	709
Total Originations	2,588	$602.8	100.0%	7.38%	$232,925	75.0	707

Purchase mortgages	1,594	$352.6	58.5	7.47%	$221,215	79.0	718
Refinancings	909	236.1	39.1	7.28%	259,670	67.8	693
Subtotal-non-FHA	2,503	588.7	97.6%	7.39%	235,180	74.5	708
FHA - purchase	70	11.9	2.0	6.50%	170,453	96.5	664
FHA - refinancings	15	2.2	0.4	6.84%	148,087	91.4	604
Subtotal - FHA	85	14.1	2.4	6.56%	166,506	95.7	654
Total purchase	1,664	364.5	60.5	7.44%	219,079	79.5	716
Total refinancings	924	238.3	39.5	7.27%	257,858	68.0	692
Total Originations	2,588	$602.8	100.0%	7.38%	$232,925	75.0	707

Second Quarter
ARM	1,021	$352.4	47.5%	6.83%	$345,116	72.2	711
Fixed-rate	1,687	358.8	48.4%	7.21%	212,710	75.1	713
Subtotal-non-FHA	2,708	711.2	95.9%	7.02%	262,631	73.7	712
FHA - ARM	7	1.7	0.2%	5.60%	242,250	95.8	608
FHA - fixed-rate	170	28.9	3.9%	6.32%	169,950	93.3	662
Subtotal - FHA	177	30.6	4.1%	6.28%	172,809	93.4	659
Total ARM	1,028	354.1	47.7%	6.82%	344,415	72.3	711
Total fixed-rate	1,857	387.7	52.3%	7.14%	208,795	76.5	709
Total Originations	2,885	$741.8	100.0%	6.99%	$257,120	74.5	710

	Number of	Aggregate Principal Balance	Percentage of Total	Weighted Average Interest	Average Principal	Weighted Average
	Loans	($ in millions)	Principal	Rate	Balance	LTV	FICO

Purchase mortgages	1,792	$434.7	58.6%	7.10%	$242,591	78.7	720
Refinancings	916	276.5	37.3%	6.89%	301,836	65.8	698
Subtotal-non-FHA	2,708	711.2	95.9%	7.02%	262,631	73.7	712
FHA - purchase	108	19.2	2.6%	6.23%	178,164	96.6	669
FHA - refinancings	69	11.4	1.5%	6.38%	164,429	88.0	642
Subtotal - FHA	177	30.6	4.1%	6.28%	172,809	93.4	659
Total purchase	1,900	453.9	61.2%	7.07%	238,929	79.4	718
Total refinancings	985	287.9	38.8%	6.87%	292,210	66.7	696
Total Originations	2,885	$741.8	100.0%	6.99%	$257,120	74.5	710

First Quarter
ARM	924	$290.6	47.3%	6.71%	$314,555	71.6	705
Fixed-rate	1,442	299.2	48.8%	7.06%	207,519	73.3	712
Subtotal-non-FHA	2,366	589.8	96.1%	6.89%	249,320	72.5	709
FHA - ARM	2	0.5	0.1%	5.57%	228,253	93.0	646
FHA - fixed-rate	142	23.5	3.8%	6.13%	165,161	92.7	650
Subtotal - FHA	144	24.0	3.9%	6.12%	166,037	92.7	650
Total ARM	926	291.1	47.4%	6.71%	314,369	71.7	705
Total fixed-rate	1,584	322.7	52.6%	6.99%	203,722	74.7	708
Total Originations	2,510	$613.8	100.0%	6.86%	$244,542	73.2	706

Purchase mortgages	1,430	$335.5	54.7%	6.94%	$234,600	77.2	722
Refinancings	936	254.3	41.4%	6.81%	271,809	66.2	692
Subtotal-non-FHA	2,366	589.8	96.1%	6.89%	249,320	72.5	709
FHA - purchase	70	12.7	2.1%	6.07%	181,325	96.4	655
FHA - refinancings	74	11.3	1.8%	6.17%	151,576	88.6	645
Subtotal - FHA	144	24.0	3.9%	6.12%	166,037	92.7	650
Total purchase	1,500	348.2	56.7%	6.91%	232,144	77.9	719
Total refinancings	1,010	265.6	43.3%	6.78%	263,000	67.1	690
Total Originations	2,510	$613.8	100.0%	6.86%	$244,542	73.2	706

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

Other Operational Information

	March 31,
	2007			2006	% change
	Continuing(1)	Discontinued(2)	Total	Total

Loan officers	—	280	280	372	(24.7)%
Other employees	35	147	182	380	(52.1)%
Total employees	35	427	462	752	(38.6)%
Number of sales locations	—	41	41	53	(22.6)%

(1) Once the Company completes its transition from an active REIT (one that originates mortgages) to a passive REIT (one that invests solely in closed loans), which the Company expects will be in the third quarter of 2007, the longterm employee head count will be approximately 8-10 people.

(2) In connection with the sale of our wholesale mortgage lending platform assets on February 22, 2007 and the sale of our retail mortgage lending platform assets to Indymac on March 31, 2007, the Company exited the mortgage lending business and significantly reduced its staffing needs. As of March 31, 2007, the Company does not employ any loan officers and does not maintain any sales locations.

Results of Operations - Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Net Income -Consolidated Overview

Comparative Net Income

	As of March 31,
	2007	2006	% Change
	(dollar amounts, except per share amounts, in thousands)

Net loss	$(4,741)	$(1,796)	(164.0)%
EPS (Basic)	$(0.26)	$(0.10)	(160.0)%
EPS (Diluted)	$(0.26)	$(0.10)	(160.0)%

For the three months ended March 31, 2007, we reported net loss of $4.7 million, as compared to net loss of $1.8 million for the three months ended March 31, 2006. The increase in net loss is attributable to a reduction in gain on sale income from the mortgage lending segment as well as a reduction in net interest income from the investment portfolio. Included in the net loss is a gain of $5.2 million from the sale of the mortgage lending platform to Indymac.

Comparative Net Interest Income

	As of March 31,
	2007	2006	% Change
	(dollar amounts in thousands)
Interest income	$13,713	$17,584	(22.0)%
Interest expense	13,966	14,964	(6.7)%
Net interest (expense) income	$(253)	$2,620	(109.7)%

For the three months ended March 31, 2007, we reported net interest expense of $0.3 million as compared to net interest income of $2.6 million for the same period in 2006. Net interest income decreased by $2.9 million for the three months ended March 31, 2007 from the same period in 2006. The change was primarily due to an increase interest expense without the corresponding increase in interest income on the portfolio assets. In addition, the average amount invested in the investment securities portfolio and mortgage loans held in securitization trust decreased by approximately $455.9 million as compared to March 31, 2006.

Net Interest Income. The following table summarizes the changes in net interest income for the three months ended March 31, 2007 and 2006:

Yields Earned on Mortgage Loans and Securities and Rates on Financial Arrangements

	2007			2006
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)

Interest income:
Investment securities and loans held in the securitization trusts	$1,017.9	$14,214	5.59%	$1,472.8	$17,941	4.85%
Loans held for sale	$143.0	$2,683	7.50%	$258.3	$5,042	6.86%
Amortization of net premium	$4.8	$(501)	(0.23)%	$5.8	$(357)	(0.10)%
Interest income	$1,165.7	$16,396	5.63%	$1,736.9	$22,626	5.23%

Interest expense:
Investment securities and loans held in the securitization trusts	$980.3	$13,084	5.34%	$1,393.8	$14,079	4.04%
Loans held for sale	$135.0	$2,087	6.40%	$252.0	$3,315	5.42%
Subordinated debentures	$45.0	$882	7.84%	$45.0	$885	7.87%
Interest expense	$1,160.3	$16,053	5.53%	$1,690.8	$18,279	4.32%
Net interest income	$5.4	$343	0.10%	$46.1	$4,347	0.91%

Continuing Operations
For our portfolio investments of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread for each quarter since we began our portfolio investment activities follows:

As of the Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread

March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Comparative Expenses

	For the Three Months Ended March 31,
	2007	2006	% Change

Salaries, commissions and benefits	$345	$250	38.0%
Professional fees	100	94	6.4%
Depreciation and amortization	68	67	1.5%
Other	$74	$87	(14.9)%

The 38% increase in salaries for the three months ended March 31, 2007 from the same period in 2006 was due to an accelerated vesting of restricted stock due to the departure of senior executives related to the Indymac asset sale.

It should be noted that certain expenses are shared by the Company and are included as a discontinued operation for this presentation.

In connection with the sale of the Company’s wholesale mortgage origination platform assets on February 22, 2007 and the sale of its retail mortgage lending platform assets on March 31, 2007, we are required to classify our mortgage lending segment as a discontinued operation in accordance with SFAS No. 144 (see note 11 in the notes to our consolidated financial statements).

Discontinued Operation
Net loss

	For the Three Months Ended March 31,
	2007	2006	% Change
	(dollar amounts in thousands)

Loss from discontinued operation-net of tax	$(3,841)	$(5,801)	33.8%
Income tax benefit	—	2,916	(100.0)%
Net loss	$(3,841)	$(2,885)	(33.1)%

The 33.8% decrease in loss before income tax benefit, equivalent to $2.0 million, is primarily due to the $5.2 million gain recognized from the sale of the retail mortgage lending platform to Indymac offset by the $ 3.2 million in loan losses. The increase in net loss is due to the Company’s decision to no longer increase the value of the deferred tax asset.

The following is selected financial data detail that is included in income (loss) from the discontinued operation for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006	% Change
	(dollar amounts in thousands)

Net interest income	$596	$1,727	(65.5)%
Gain on sale of mortgage loans	2,337	4,070	(42.6)%
Loan losses	(3,161)	—	—
Gain on sale of retail lending segment	5,160	—	—
Net brokered fees	$412	$609	(32.3)%

Net interest income. For the three months ended March 31, 2007, net interest income decreased by 65.5% as compared to the same period in the previous year. This is mainly due to a decline in the average balance of the mortgage loans held for sale during the three months ended March 31, 2007 and lower net interest spread.

Gain on sale of mortgage loans. The 42.6% decrease in the gain on sales of mortgage loans was due to unfavorable market conditions suffered by the entire industry as well as an overall decrease in banked loan volume. The following table details the period over period banked loan volume:

Banked Loan Volume

	For the Three Months Ended March 31,
	2007	2006	% Change
	(dollar amounts in thousands)

Total banked loan volume	$300,863	$422,247	(28.7)%
Total banked loan volume - units	1,210	1,895	(36.1)%
Banked originations retained in portfolio	$—	$69,739	(100.0)%
Banked originations retained in portfolio - units	—	134	(100.0)%
Net banked loan volume	$300,863	$352,508	(14.7)%
Net banked loan volume - units	1,210	1,761	(31.3)%
Gain on sales of mortgage loans	$2,337	$4,070	(42.6)%

Loan losses. The Company incurred an additional $3.2 million in loan losses during the three months ended March 31, 2007 primarily due to an increase in Alt-A loans with early payment defaults and the resulting lower prices obtained in selling those loans.

Gain on sale of retail lending segment. The Company received an $8 million premium over book for the sale of the retail lending segment to Indymac. This premium was reduced for loan officer retention, employee severance and other cost associated with the disposal of the segment resulting in a net gain of $5.2 million.

Net brokered fees. The 32.3% decrease in net brokered fees is due primarily to decrease in brokered loan volume and in part to the sale of wholesale mortgage lending platform on February 22, 2007. The following table summarizes brokered loan volume, fees and related expenses for the three months ended March 31, 2007, and 2006:

Brokered Loan Fees and Brokered Loan Expense

	For the Three Months Ended March 31,
	2007	2006	% Change
	(dollar amounts in thousands)

Total brokered loan volume	$134,795	$183,368	(26.5)%
Total brokered loan volume - units	366	612	(40.2)%
Brokered loan fees	$2,135	$2,777	(23.1)%
Brokered loan expenses	$1,723	$2,168	(20.5)%
Net brokered fees	$412	$609	(32.3)%

Expenses

Most of our expenses are directly correlated to our staffing levels and our number of offices:

	For the Three Months Ended March 31,
	2007	2006	% Change

Loan officers	280	372	(24.7)%
Other employees	185	380	(51.3)%
Total employees	465	752	(38.2)%
Number of sales locations	41	53	(22.6)%
Salaries and benefits	$5,006	$6,091	(17.8)%
Occupancy and equipment	1,312	1,325	(1.0)%
Marketing and promotion	221	779	(71.6)%
Data processing and communications	504	605	(16.7)%
Office supplies and expenses	430	591	(27.2)%
Professional fees	892	1,187	(24.9)%
Depreciation and amortization	$421	$498	(15.5)%

Included in the expenses in the table above are amounts that were allocated for shared services that will remain part of continuing operations.

Off-Balance Sheet Arrangements — General

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

Liquidity and Capital Resources — Continuing Operations

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

We believe our existing cash balances and funds available under our warehouse facility and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. Unused borrowing capacity will vary as the market values of our securities vary. Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed the on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash. At March 31, 2007, we had no commitments for any additional financings, however we cannot ensure that we will be able to obtain any future additional financing if and when required and on terms and conditions acceptable to us.

To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. At March 31, 2007, our leverage ratio, defined as total financing facilities outstanding divided by total stockholders’ equity was 16 to 1. We, and the providers of our finance facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at March 31, 2007 as a form of equity which would result in an adjusted leverage ratio of 9 to1.

We have arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 22 different financial institutions with total borrowing capacity of $4.6 billion; as of March 31, 2007 we had $0.4 billion outstanding from six of these firms. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Under these repurchase agreements the financial institutions lend money versus the market value of our mortgage-backed securities portfolio, and, accordingly, an increase in interest rates can have a negative impact on the valuation of these securities, resulting in a potential margin call from the financial institution. We monitor the market valuation fluctuation as well as other liquidity needs to ensure there is adequate collateral available to meet any additional margin calls or liquidity requirements.

Our borrowings are secured by portfolio investments, the value of which may move inversely with changes in interest rates. A decline in the market value of our portfolio investments or mortgage loans investments in the future may limit our ability to borrow under these facilities or result in lenders requiring additional collateral or initiating margin calls under our borrowing facilities. As a result, we could be required to sell some of our investments under adverse market conditions in order to maintain liquidity. If such sales are made at prices lower than the amortized costs of such investments, we will incur losses.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At March 31, 2007 we had $285.0 million in interest rate swaps outstanding with two different financial institutions. The weighted average maturity of the swaps was 602 days at March 31, 2007. The impact of the interest swaps extends the maturity of the repurchase agreements to eight months.

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

Liquidity and Capital Resources - Discontinued Operations

As of March 31, 2007 we maintained a warehouse facility with Credit Suisse First Boston Mortgage Capital, LLC, or CSFB, in the amount of $120.0 million. This facility is secured by the mortgage loans owned by the Company. Advances under this facility bear interest at a floating rate initially equal to LIBOR plus a spread (starting at .75%) that varies depending on the types of mortgage loans securing the facility. Additionally advance rates and terms may vary depending on the ratio of our liabilities to our tangible net worth. As of March 31, 2007, the aggregate outstanding balance under this facility was $98.6 million and the aggregate maximum amount available for additional borrowings was $21.4 million. An amendment pertaining to this facility was entered into between us and the counterparty on March 23, 2007 that limited the facility to $120 million, and specified a termination date of June 29, 2007, at which time we expect to have all loans currently financed with this facility to be sold, or reduced to an amount that would enable us to pay the loans off of the facility.

The documents governing this facility contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require us to maintain a maximum ratio of total liabilities to tangible net worth of 20 to 1, as well as to comply with applicable regulatory and investor requirements. These facilities also contain various covenants pertaining to, among other things, the maintenance of certain periodic income thresholds and working capital, and maintenance of certain amounts of net worth. As of March 31, 2007, the Company was in compliance with all covenants with the exception of the net income and stockholder’s equity covenants. Waivers have been obtained from this institution for these matters.

We expect that the CSFB facility will be sufficient to meet our capital and financing needs as we no longer operate a mortgage lending business as of March 31, 2007. The Company will continue to utilize the facility until all of the loans are sold, which we expect will occur during the second quarter of 2007.

Current market conditions relative to early payment defaults (“EPD”) on mortgage loans have made EPDs an important factor affecting our liquidity. As more fully described in section Loan Loss Reserves on Mortgage Loans, we are generally required to repurchase loans where the borrowers have not timely made some or all of their first three mortgage payments. As the incidence of EPDs has recently increased dramatically, the frequency of loans we are requested to repurchase has increased. These repurchases are predominately made with cash and the loans are held on the balance sheet until they can be sold. EPD loans are sold at a discount to the current balance of the loan, thus reducing our cash position.

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

As it relates to loans sold previously under certain loan sale agreements, and in the event of a breach of a representation, warranty or covenant under such agreement, or in the event of an EPD, we may be required to repurchase some of those loan or indemnify the loan purchaser for damages caused by that breach.

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

Based on the results of this model, as of March 31, 2007, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 30-35 basis points as compared to our base line projections over the next year.

The following tables set forth information about financial instruments (dollar amounts in thousands):

	March 31, 2007
	Notional Amount	Carrying Amount	Estimated Fair Value

Continuing Operations:
Investment securities available for sale	$449,349	$447,063	$447,063
Mortgage loans held in the securitization trusts	540,549	544,046	542,290
Commitments and contingencies:
Interest rate swaps	285,000	(183)	(183)
Interest rate caps	$1,469,636	$1,300	$1,300

Discontinued Operations:
Mortgage loans held for sale	$60,872	$60,883	$61,422
Commitments and contingencies:
Interest rate lock commitments - loan commitments	4,843	(7)	(7)
Interest rate lock commitments - mortgage loans held for sale	54,571	37	37
Forward loan sales contracts -mortage loans held for sale	531	(11)	(11)
Forward loan sales contracts - loan commitments	$4,843	$1	$1

	December 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value

Continuing Operations:
Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in the securitization trusts	584,358	588,160	582,504
Commitments and contingencies:
Interest rate swaps	285,000	621	621
Interest rate caps	$1,540,518	$2,011	$2,011

Discontinued Operations:
Mortgage loans held for sale	$110,804	$106,900	$107,810
Commitments and contingencies:
Interest rate lock commitments - loan commitments	104,334	(118)	(118)
Interest rate lock commitments - mortgage loans held for sale	106,312	(98)	(98)
Forward loan sales contracts	$142,110	$171	$171

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

Market (Fair Value) Risk

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of March 31, 2007 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years - a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of March 31, 2007. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of March 31, 2007.

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

Net Portfolio Duration
March 31, 2007

Basis point increase
	Base	+100	+200

Mortgage Portfolio	0.86 years	1.25 years	1.38 years
Borrowings (including hedges)	0.42 years	0.42 years	0.42 years
Net	0.44 years	0.83 years	0.96 years

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

For the three months ended March 31, 2007, our mortgage assets paid down at an approximate average annualized Constant Paydown Rate (“CPR”) of 19%, compared to 17% for the three months ended December 31, 2006, 21% for the three months ended September 30, 2006, 20% for the three months ended June 30, 2006 and 18% for the three months ended March 31, 2006. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures . We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007, we identified a material weakness in our internal control over financial reporting as of December 31, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified was an inadequacy in the operation of our control activities involving the completion and review of the accounting period closing process. The sale of substantially all of the operating assets of our mortgage lending platform to IndyMac Bank, F.S.B., which closed as of March 31, 2007, significantly increased the workload demands of the existing accounting staff, thereby disrupting the timely completion and review of the accounting period closing process. In addition, in connection with the uncertainty of the consummation and effect of the Indymac transaction, the accounting department was affected by the departure of certain key accounting personnel during this time. The increased workload and decreased staff levels resulted in a significant number of post-closing journal entries and contributed to a request for additional time to file our Annual Report on Form 10-K.

In making our assessment of the internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2006. At March 31, 2007, due to post-closing transition requirements related to the IndyMac transaction, we determined that the material weakness had not yet been remediated.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, during the first quarter of 2007, our management actively assessed our accounting needs to determine appropriate staffing levels. Subsequent to March 31, 2007, management has identified a candidate to fill a position as controller of our company and expects to name such person controller during the second quarter of 2007. In addition, we expect that all post-closing requirements related to the IndyMac transaction will be completed, or substantially completed, by the end of the 2007 second quarter, which will reduce the workload demands on our accounting staff and limit disruptions during the accounting period closing process. Management believes that our internal controls will improve as a result of these actions and events and will continue to assess our accounting needs and take such necessary steps to hire and retain additional accounting staff with the requisite accounting experience and skill to effectively remediate this material weakness.

PART II: OTHER INFORMATION

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.
Date: May 15, 2007	By:	/s/ David A. Akre
David A. Akre Co-Chief Executive Officer

Date: May 15, 2007	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Financial Officer

EXHIBIT INDEX
No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant’s Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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

10.66	Employment Offer Agreement by and between New York Mortgage Trust, Inc. and A. Bradley Howe, dated as of September 12, 2005*

10.67	First Amendment to Employment Offer Agreement by and between New York Mortgage Trust, Inc. and A. Bradley Howe, dated as of June 23, 2006*

10.68	Amendment No. 2 to Employment Agreement between New York Mortgage Trust, Inc. and Steven R. Mumma dated as of March 31, 2007*

10.69	Termination Agreement, dated as of March 22, 2007, among NYMC Loan Corporation, New York Mortgage Trust, Inc., DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp.

10.70
Amendment No. 13 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of December 12, 2006*

10.71
Amendment No. 14 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of January 24, 2007*

10.72
Amendment No. 15 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of March 23, 2007*

10.73
Amendment No. 16 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of May 11, 2007*

10.74	Third Amendment to Assignment and Assumption of Sublease, dated as of March 31, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc.*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.