Form 10-Q
period 2007-06-30
NEW YORK MORTGAGE TRUST INC
filed 2007-08-10
CIK 1273685

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐   No ☒

The number of shares of the registrant's common stock, par value $.01 per share, outstanding on August 1, 2007 was 18,179,271.

NEW YORK MORTGAGE TRUST, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$1,883	$969
Restricted cash	4,198	3,151
Investment securities - available for sale	454,935	488,962
Accounts and accrued interest receivable	4,528	5,189
Mortgage loans held in securitization trusts	504,522	588,160
Prepaid and other assets	20,343	20,951
Derivative assets	2,486	2,632
Property and equipment (net)	89	89
Assets related to discontinued operation	11,700	212,805
Total Assets	$1,004,684	$1,322,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$423,741	$815,313
Collateralized debt obligations	465,761	197,447
Accounts payable and accrued expenses	5,139	5,871
Subordinated debentures	45,000	45,000
Liabilities related to discontinued operation	9,317	187,705
Total liabilities	$948,958	$1,251,336
Commitments and Contingencies (note 10)
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 18,179,271 shares issued and outstanding at June 30, 2007 and 18,325,187 shares issued and 18,077,880 outstanding at December 31, 2006	182	183
Additional paid-in capital	99,068	99,509
Accumulated other comprehensive loss	(848)	(4,381)
Accumulated deficit	(42,676)	(23,739)
Total stockholders' equity	55,726	71,572
Total Liabilities and Stockholders' Equity	$1,004,684	$1,322,908

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Interest income investment securities and loans held in securitization trusts	$26,611	$33,052	$12,898	$15,468
Interest expense investment securities and loans held in securitization trusts	24,976	26,438	11,892	12,359
Net interest income from investment securities and loans held in securitization trusts	1,635	6,614	1,006	3,109
Interest expense - subordinated debentures	1,776	1,779	894	894
Net interest (expense) income	(141)	4,835	112	2,215
OTHER EXPENSE:
Realized loss on sale of investment securities	—	(969)	—	—
Impairment loss on investment securities	(3,821)	—	(3,821)	—
Loan loss reserve on loans held in securitization trusts	(940)	—	(940)	—
Total other expenses	(4,761)	(969)	(4,761)	—
EXPENSES:
Salaries and benefits	496	452	151	202
Marketing and promotion	62	34	39	26
Data processing and communications	93	119	56	63
Professional fees	205	365	105	271
Depreciation and amortization	149	127	81	60
Other	171	223	97	136
Total expenses	1,176	1,320	529	758
(LOSS) INCOME FROM CONTINUING OPERATIONS	(6,078)	2,546	(5,178)	1,457
Loss from discontinued operation - net of tax	(12,859)	(4,164)	(9,018)	(1,279)
NET (LOSS) INCOME	$(18,937)	$(1,618)	$(14,196)	$178
Basic (loss) income per share	$(1.05)	$(0.09)	$(0.79)	$0.01
Diluted (loss) income per share	$(1.05)	$(0.09)	$(0.79)	$0.01
Weighted average shares outstanding-basic	18,096	17,950	18,113	17,933
Weighted average shares outstanding- diluted	18,096	17,950	18,113	18,296

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	For the Six Months Ended June 30, 2007
	Common Stock	Additional Paid-In Capital	Stockholders' Deficit	Accumulated Other Comprehensive (Loss)/Income	Comprehensive (Loss)/Income	Total
		(dollar amounts in thousands)
			(unaudited)
Balance, January 1, 2007 - Stockholders' Equity	$183	$99,509	$(23,739)	$(4,381)	—	$71,572
Net loss	—	—	(18,937)	—	$(18,937)	(18,937)
Dividends declared	—	(909)	—	—	—	(909)
Vested restricted stock	(1)	468	—	—	—	467
Decrease in net unrealized loss on available for sale securities	—	—	—	3,287	3,287	3,287
Decrease in net unrealized gain on derivative instruments	—	—	—	246	246	246
Comprehensive loss	—	—	—	—	$(15,404)	—
Balance, June 30, 2007 - Stockholders' Equity	$182	$99,068	$(42,676)	$(848)		$55,726

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(dollar amounts in thousands) (unaudited)

Cash Flows from Operating Activities:
Net loss	$(18,937)	$(1,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	601	1,086
Amortization of premium on investment securities and mortgage loans	1,103	1,187
Gain on sale of retail lending platform	(4,946)	—
Loss on sale of current period securitized loans	—	747
Loss on sale of securities and related hedges	3,821	969
Restricted stock compensation expense	467	433
Stock option grants - compensation expense	—	(3)
Deferred tax benefit	—	(4,579)
Change in value of derivatives	347	(313)
Loss on disposal of fixed assets	367	—
Loan losses	6,372	—
(Increase) decrease in operating assets:
Purchase of mortgage loans held for sale	—	(213,367)
Origination of mortgage loans held for sale	(300,863)	(940,456)
Proceeds from sales of mortgage loans	398,418	1,176,475
Due from loan purchasers	87,982	45,674
Escrow deposits - pending loan closings	3,814	49
Accounts and accrued interest receivable	2,009	4,352
Prepaid and other assets	1,946	(3,886)
Decrease in operating liabilities:
Due to loan purchasers	(7,162)	(783)
Accounts payable and accrued expenses	(3,452)	(1,889)
Other liabilities	(96)	(211)
Net cash provided by operating activities	171,791	63,867

Cash Flows from Investing Activities:
Restricted cash	(1,047)	4,213
Purchase of investment securities	(49,557)	(388,398)
Principal repayments received on mortgage loans held in securitization trusts	82,136	90,074
Proceeds from sale of investment securities	—	356,896
Proceeds from sale of retail lending platform	12,936	—
Principal paydown on investment securities	82,622	88,529
Purchases of property and equipment	(396)	(1,049)
Disposal of fixed assets	485	—
Net cash provided by investing activities	127,179	150,265

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	For the Six Months Ended June 30,
	2007	2006

	(dollar amounts in thousands)
	(unaudited)
Cash Flows from Financing Activities:
Repurchase of common stock	—	(300)
Change in financing arrangements, net	(296,230)	(209,605)
Dividends paid	(1,826)	(6,372)
Net cash used in financing activities	(298,056)	(216,277)

Net Increase (Decrease) in Cash and Cash Equivalents	914	(2,145)
Cash and Cash Equivalents - Beginning of Period	969	9,056
Cash and Cash Equivalents - End of Period	$1,883	$6,911

Supplemental Disclosure
Cash paid for interest	$29,613	$22,102
Non Cash Financing Activities
Dividends declared to be paid in subsequent period	$—	$2,566

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

1.	Summary of Significant Accounting Policies

Organization— New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a self-advised real estate investment trust ("REIT") that invests in and manages a portfolio of mortgage loans and mortgage-backed securities. Until March 31, 2007, when the Company sold substantially all of the assets of its mortgage origination business and exited the mortgage lending business, the Company originated mortgage loans through its wholly-owned subsidiary, The New York Mortgage Company, LLC (“NYMC”).

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

On March 31, 2007, we completed the sale of substantially all of the operating assets related to NYMC's retail mortgage lending platform to IndyMac Bank, F.S.B. (“Indymac”), a wholly-owned subsidiary of Indymac Bancorp, Inc. On February 22, 2007, we completed the sale of substantially all of the operating assets related to NYMC's wholesale mortgage lending platform to Tribeca Lending Corp. (“Tribeca Lending”), a wholly-owned subsidiary of Franklin Credit Management Corporation.

In connection with the sale of the assets of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of the assets of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to the discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, have not been classified as a discontinued operation in accordance with the provisions of SFAS No. 144. (See note 9)

While the Company sold substantially all of the assets of its wholesale and retail mortgage lending platforms and exited the mortgage lending business as of March 31, 2007, it retains certain liabilities associated with that former line of business. Among these liabilities are the costs associated with the disposal of the mortgage loans held for sale, potential repurchase and indemnification obligations (including early payment defaults) on previously sold mortgage loans and remaining lease payment obligations on real and personal property.

Basis of Presentation— The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications. In addition, certain previously reported discontinued operation balances have been reclassified to continuing operations, including $1.1 million in restricted cash, $1.0 million derivative asset balance related to interest rate caps, $0.1 million in property and equipment net and $0.3 million in accounts payable and accrued expenses.

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Concurrent with the closing of the Company's initial public offering (“IPO”) on June 24, 2004, 100,000 of the 2,750,000 shares exchanged for the equity interests of NYMC, were placed in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against Steven B. Schnall, the Company's Chairman, and then President and Co-Chief Executive Officer, Joseph V. Fierro, the then Chief Operating Officer of NYMC, and each of their affiliates, as the contributors of NYMC, for losses incurred as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 47,680 shares, representing $493,000 for estimated losses on loans closed prior to the Company's IPO. Furthermore, the contributors of NYMC amended the escrow agreement to extend the escrow period to December 31, 2005 for the remaining 52,320 shares. On or about December 31, 2005, the escrow period was extended for an additional year to December 31, 2006. During 2006 the Company concluded that all indemnification claims related to the escrowed shares have been determined and that no additional losses were incurred by the Company as a result of defaults on any residential mortgage loans originated by NYMC and closed prior to completion of the IPO. Accordingly, we have concluded that no further indemnification was necessary. The remaining 52,320 shares were then released from escrow.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash— Restricted cash includes amounts held by counterparties as collateral for hedging instruments, amounts held as collateral for two letters of credit related to the Company's lease of office space, including its corporate headquarters and amounts held in an escrow account to support warranties and indemnifications related to the sale of the retail mortgage lending platform to Indymac.

Accounts and Accrued Interest Receivable— Accounts and accrued interest receivable includes accrued interest receivable for investment securities and mortgage loans held in securitization trusts.

Investment Securities - Available for Sale— The Company's investment securities are residential mortgage-backed securities comprised of Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”) and “AAA”- rated adjustable-rate securities, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities and related hedges. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). Management considers at a minimum the following factors that, both individually or in combination, could indicate the decline is “other-than-temporary:” 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other-than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment. For the three months ended June 30, 2007, the Company incurred an impairment charge of $3.8 million related to non-agency ARM securities for which it determined it no longer had the intent to hold until recovery. (see note 2)

Mortgage Loans Held in Securitization Trusts— Mortgage loans held in securitization trusts are certain first-lien adjustable rate mortgage (“ARM”) loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are recorded at amortized cost, using the same accounting principles as those used for mortgage loans held for investment.  (see note 3)  From time to time the Company may sell certain securities from its securitizations resulting in a permanent financing. See Collateralized Debt Obligations below for further description.

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

Loan Loss Reserves on Mortgage Loans Held in Securitization Trusts— We establish a reserve for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of mortgage loans held in securitization trusts.

Estimation involves the consideration of various credit-related factors including but not limited to, macro-economic conditions, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's credit and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the value of the property. If there is a doubt as to the objectivity of the original property value assessment, or if the loan is seasoned or in an area deemed to be declining in value, we utilize various internet based property data services to look at comparable properties in the same area or consult with a realtor in the property's area.

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 68% of the property's original value. This estimate is based on management's long term experience in similar market conditions. It is possible however that given today’s deteriorating market conditions, we may realize less than that return in certain cases. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 68% of the original property value and compare that to the current balance of the loan. The difference, plus an estimate of past interest due, determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

At June 30, 2007, we had a loan loss reserve of $0.9 million on mortgage loans held in securitization trusts. (see note 3)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Property and Equipment (Net)— Property and equipment have lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. (see note 4)

Financing Arrangements, Portfolio Investments— Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by portfolio securities on the balance sheet. Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense. (see note 6)

Collateralized Debt Obligations— CDOs are securities that are issued and secured by first-lien ARM loans. For financial reporting purposes, the first-lien ARM loans held as collateral are recorded as assets of the Company and the CDO is recorded as the Company's debt. Our CDO securitization transactions include interest rate caps which are held by the securitization trust and recorded as an asset or liability of the Company. (see note 7)

The Company, as transferor, securitizes mortgage loans and securities by transferring the loans or securities to entities (“Transferees”) which generally qualify under GAAP as “qualifying special purpose entities” (“QSPE's”) as defined under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (“Off Balance Sheet Securitizations”)”. The QSPEs issue investment grade and non-investment grade securities. Generally, the investment grade securities are sold to third party investors, and the Company retains the non-investment grade securities. If a transaction meets the requirements for sale recognition under GAAP, and the Transferee meets the requirements to be a QSPE, the assets transferred to the QSPE are considered sold, and gain or loss is recognized. The gain or loss is based on the price of the securities sold and the estimated fair value of any securities and servicing rights retained over the cost basis of the assets transferred net of transaction costs. If subsequently the Transferee fails to continue to qualify as a QSPE, or the Company obtains the right to purchase assets out of the Transferee, then the Company may have to include in its financial statements such assets, or potentially, all the assets of such Transferee.

Subordinated Debentures— Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company's consolidated balance sheet. (see note 8)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Derivative Financial Instruments— The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage-backed securities investment activities.

All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. Ineffective portions, if any, of changes in the fair value or cash flow hedges are recognized in earnings. (see note 5)

Discontinued Operation (see note 9)

Mortgage Loans Held for Sale— Mortgage loans held for sale represent originated mortgage loans held for sale to third party investors. The loans are initially recorded at cost based on the principal amount outstanding net of deferred direct origination costs and fees. The loans are subsequently carried at the lower of cost or fair value. Fair value is determined by examining outstanding commitments from investors or current investor yield requirements, calculated on an aggregate loan basis, less an estimate of the costs to close the loan, and the deferral of fees and points received, plus the deferral of direct origination costs. Gains or losses on sales are recognized at the time title transfers to the investor which is typically concurrent with the transfer of the loan files and related documentation and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

Loan Loss Reserves on Mortgage Loans —We established a reserve for loan losses based on management's judgment and estimate of credit losses for residential mortgage loans held for sale using the same methodology used in establishing loan loss reserves for loans held in securitization trusts described above.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Reserves for second liens are larger than that for first liens as second liens are in a junior position and only receive proceeds after the claims of the first lien holder are satisfied. Given the softness in the housing market due to the increased properties listed for sale, we currently are assuming that second mortgages will return approximately 5% or less of their original balance for loans that go through foreclosure. For second liens that we hold on our balance sheet currently, if the loan is more than 60 days delinquent, or unless we have direct knowledge of the borrower’s intention or situation, we assume that all will go through the foreclosure process and that we will realize only 5% or less of the original balance returned.

 Loan Loss Reserves on Repurchase Requests and Mortgage Under Indemnification Agreements—We establish reserves for loans we have been requested to repurchase from investors and for loans subject to indemnification agreements. Generally loans wherein the borrowers do not make all the first three payments to the new investor once the loan has been sold, require us, under the terms of purchase and sale agreement entered into with the investor, to repurchase the loan. During the  three month period ended June 30, 2007, due to market conditions the amount of repurchase requests increased from approximately $14.3 million at the quarter end March 31, 2007 to approximately $25.2 million as of June 30, 2007.

An alternative to repurchasing loans is to sign indemnification agreements with loan investors. Generally these agreements specify that if a loan goes delinquent and the investor realizes a loss as a result of foreclosure, the Company will reimburse the investor for their loss. During the quarter ended June 30, 2007 the amount of loans subject to indemnification agreements was the same as of the quarter ended March 31, 2007.

At June 30, 2007, we had a loan loss reserve of $1.6 million on mortgage loans held for sale, $5.3 million in reserves for indemnifications and repurchase requests. All of these items are included in discontinued operations and had incurred $8.2 million of loan losses during the six months ended June 30, 2007.

Risk Management— Derivative transactions are entered into by the Company solely for risk management purposes. The decision of whether or not an economic risk within a given transaction (or portion thereof) should be hedged for risk management purposes is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income, asset valuation and restrictions imposed by the Internal Revenue Code among others. In determining whether to hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken to hedge certain market risks are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, (“SFAS No. 133”), the Company is required to formally document its hedging strategy before it may elect to implement hedge accounting for qualifying derivatives. Accordingly, all qualifying derivatives are intended to qualify as fair value, or cash flow hedges, or free standing derivatives. To this end, terms of the hedges are matched closely to the terms of hedged items with the intention of minimizing ineffectiveness.

Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks, investment banks and certain private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company's valuation of its mortgage loans held for sale.

The Company uses other derivative instruments, including treasury, agency or mortgage-backed securities forward sale contracts which are also classified as free-standing, undesignated derivatives and thus are recorded at fair value with the changes in fair value recognized in current earnings.

Interest Rate Risk— The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate (London Interbank Offered Rate (“LIBOR”) or a Treasury rate).

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

Termination of Hedging Relationships— The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Additionally, the Company may elect to un-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes recorded in current earnings.

Other Comprehensive Income— Other comprehensive income is comprised primarily of the impact of changes in value of the Company's available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Employee Benefits Plans— The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company matches contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company's contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company's total contributions to the Plan were $18,495 and $0.2 million for the six month periods ended June 30, 2007 and 2006 respectively.

Stock Based Compensation— The Company accounts for its stock options and restricted stock grants in accordance with SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. (see note 15)

Income Taxes— The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of the Company's tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.  (see note 13)

NYMC is a taxable REIT subsidiary and therefore, is subject to corporate Federal income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share— Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. (see note 16)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

    Recent Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS No.157 beginning January 1, 2008. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of analyzing the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Company expects to adopt the provisions of EITF 06-11 beginning in the first quarter of 2008. The Company is currently evaluating the potential effect on the consolidated financial statements of adopting EITF 06-11.

 In June 2007, the AICPA issued SOP No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged. The adoption of SOP 07-1 is not expected to have a material impact on the Company.

2. Investment Securities Available for Sale

Investment securities available for sale consist of the following as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007	December 31, 2006

Amortized cost	$455,463	$492,777
Gross unrealized gains	374	623
Gross unrealized losses	(902)	(4,438)
Fair value	$454,935	$488,962

The amortized cost balance includes approximately $231.8 million of certain lower-yielding private label ARM securities that the Company had concluded it no longer had the intent to hold until their values recovered.  Upon such determination, the Company recorded an other-than-temporary impairment loss of $3.8 million. Subsequent to June 30, 2007, these securities were sold with no additional loss recognized.

As of June 30, 2007, we have the intent and believe we have the ability to hold our portfolio of securities which are currently in unrealized loss positions until recovery of their amortized cost, which  may be to maturity.  Given the uncertain state of the market for such securities which has arisen subsequent to June 30, 2007, should conditions change that would require us to sell securities at a loss, we may no longer be able to assert that we have the ability to hold our remaining securities until recovery, and we would then be required to record impairment charges related to these securities. Substantially all of the Company’s investment securities available for sale are pledged as collateral for borrowings under financing arrangements. (see note 6)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The following table sets forth the stated reset periods and weighted average yields of our investment securities at June 30, 2007 (dollar amounts in thousands):
	June 30, 2007
	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO Floating Rate	$187,472	6.51%	$—	—	$—	—	$187,472	6.51%
Private Label Floaters	5,583	6.22%	—	—	—	—	5,583	6.22%
Private Label ARMs	14,563	6.45%	123,816	5.92%	104,243	6.02%	242,622	6.00%
NYMT Retained Securities	2,593	6.86%	—	—	16,665	7.52%	19,258	7.44%
Total/Weighted Average	$210,211	6.50%	$123,816	5.92%	$120,908	6.24%	$454,935	6.27%

The NYMT retained securities includes $1.8 million of residual interests related to the NYMT 2006-1 transaction. The residual interest carrying-values are determined by obtaining dealer quotes.
The residual interest carrying values are determined by dealer quotes. These quotes take into consideration certain pricing assumptions including, constant prepayment rate, discount rate, loss frequency and severity rates.

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

The following tables present the Company's investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency REMIC CMO floating rate	$103,954	$409	$—	$—	$103,954	$409
Private label floaters	3,719	2	—	—	3,719	2
Private label ARMs	—	—	10,779	183	10,779	183
NYMT retained securities	9,164	186	2,751	122	11,915	308
Total	$116,837	$597	$13,530	$305	$130,367	$902

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency REMIC CMO floating rate	$966	$2	$1,841	$4	$2,807	$6
Private label floaters	22,284	80	—	—	22,284	80
Private label ARMs	30,385	38	248,465	4,227	278,850	4,265
NYMT retained securities	7,499	87	—	—	7,499	87
Total	$61,134	$207	$250,306	$4,231	$311,440	$4,438

3. Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following as of June 30, 2006 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007	December 31, 2006

Mortgage loans principal amount	$502,222	$584,358
Deferred origination costs - net	3,240	3,802
Reserve for loan losses	(940)	—
Total mortgage loans held in securitization trusts	$$504,522	$588,160

Substantially all of the Company's mortgage loans held in securitization trusts are pledged as collateral for borrowings under financing arrangements (see note 6) or for the collateralized debt obligation (see note 7).

The following tables set forth delinquent loans in our portfolio as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

June 30, 2007
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,117	0.22%
61-90	—	—	0.00%
90+	7	6,935	1.38%
Real estate owned	2	$1,774	0.35%

December 31, 2006
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	4	5,819	0.99%
Real estate owned	1	$625	0.11%

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Delinquencies on loans held in securitization trusts increased from December 31, 2006 to June 30, 2007 by approximately 0.55%, while real estate owned increased by approximately 0.24% during the same period. This trend is primarily due to the increasing age of the loans held in securitization trusts, a deteriorating real estate market as evidenced by increased homes listed for sale, decreased appreciation rates for home prices, and in certain markets, deteriorating home prices.

4. Property and Equipment — Net

Property and equipment - net consists of the following as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007	December 31, 2006

Office and computer equipment	$152	$156
Furniture and fixtures	175	147
Total equipment, furniture and fixtures	327	303
Less: accumulated depreciation	(238)	(214)
Property and equipment - net	$89	$89

5. Derivative Instruments and Hedging Activities

The Company enters into derivatives to manage its interest rate and market risk exposure associated with its mortgage-backed securities investment activities and its subordinated debentures. These derivatives include interest rate swaps and caps to mitigate the effects of major interest rate changes on net investment spread.

The following table summarizes the estimated fair value of derivative assets and liabilities as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007	December 31, 2006
Derivative Assets:
Interest rate caps	$1,688	$2,011
Interest rate swaps	798	621
Total derivative assets, continuing operations	$2,486	$2,632

The notional amounts of the Company's interest rate swaps and interest rate caps as of June 30, 2007 were $275.0 million and $1.4 billion, respectively.

The notional amounts of the Company's interest rate swaps and interest rate caps as of December 31, 2006 were $285.0 million and $1.5 billion, respectively.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The Company estimates that over the next twelve months, approximately $1.0 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated OCI into earnings.

6. Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and certain mortgage loans held in the securitization trusts not financed by collateralized debt obligations. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At June 30, 2007, the Company had repurchase agreements with an outstanding balance of $423.7 million and a weighted average interest rate of 5.34%. As of December 31, 2006, the Company had repurchase agreements with an outstanding balance of $815.3 million and a weighted average interest rate of 5.37%. At June 30, 2007 and December 31, 2006 securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $443.6 million and $850.6 million, respectively. The Company had $36.5 million of unencumbered securities to meet additional liquidity requirements or margin calls as of June 30, 2007. As of June 30, 2007 all of the repurchase agreements will mature within 30 days, with weighted average days to maturity equal to 17 days. At June 30, 2007, the Company had repurchase agreements with 21 different counter-parties to finance its investment portfolio activities.

In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, and result in losses.  Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of June 30, 2007 and December 31, 2006 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	June 30, 2007	December 31, 2006

Barclays	$17,927	$—
Countrywide Securities Corporation	154,421	168,217
Goldman, Sachs & Co.	17,482	121,824
HSBC	72,946	—
J.P. Morgan Securities Inc.	30,397	33,631
Nomura Securities International, Inc.	86,594	156,352
SocGen/SG Americas Securities	43,974	87,995
West LB	—	247,294
Total Financing Arrangements, Portfolio Investments	$423,741	$815,313

 Subsequent to June 30, 2007, the market for short-term collateralized borrowing through repurchase agreements has tightened considerably, primarily as a result of the fall-out from increasing defaults in the sub-prime mortgage market and losses incurred at a number of larger companies in the mortgage industry. At June 30, 2007, we had outstanding balances under repurchase agreements with seven different counterparties and, as of the date of this report, we have been successful at resetting all outstanding balances under our various repurchase agreements to new counterparties as they have become due. In the event a counterparty elected to not reset the outstanding balance into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance. If we are unable to secure financing from another counterparty and surrender the collateral, we would expect to incur a loss. Although we presently expect the short-term collateralized borrowing markets to continue providing us with necessary financing through repurchase agreements, we cannot assure you that this form of financing will be available to us in the future on comparable terms, if at all.

7. Collateralized Debt Obligations

The Company had CDOs outstanding of $465.8 million with a weighted average interest rate of 5.65% as of June 30, 2007 and $197.4 million with a weighted average interest rate of 5.72% as of December 31, 2006. The CDOs include amortizing interest rate cap contracts with a notional amount of $585.6 million as of June 30, 2007 and a notional amount of $187.5 million as of December 31, 2006, which are recorded as an asset of the Company. The Company's CDOs are secured by ARM loans pledged as collateral which are recorded as an asset of the Company. The pledged ARM loans included in mortgage loans held in securitization trust have a principal balance of $502.2 million and $204.6 million at June 30, 2007 and December 31, 2006, respectively.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

8. Subordinated Debentures

On September 1, 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the issued preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company's consolidated balance sheet.

On March 15, 2005, the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.11% at June 30, 2007 and 9.12% at December 31, 2006). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company's consolidated balance sheet.

9. Discontinued Operation

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

Balance Sheet

The following tables indicate a significant decline in the assets and liabilities related to the discontinued operation from December 31, 2006 to June 30, 2007, as the Company exited from the mortgage lending business at the end of March 2007.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The components of Assets related to the discontinued operation as of June 30, 2007 and December 31, 2006 are as follows (dollar amounts in thousands):

	June 30, 2007	December 31, 2006

Due from loan purchasers	$369	$88,351
Escrow deposits-pending loan closings	—	3,814
Accounts and accrued interest receivable	505	2,488
Mortgage loans held for sale	8,389	106,900
Prepaid and other assets	2,422	4,654
Derivative assets	—	171
Property and equipment, net	15	6,427
	$11,700	$212,805

The components of Liabilities related to the discontinued operation as of June 30, 2007 and December 31, 2006 are as follows (dollar amounts in thousands):

	June 30, 2007	December 31, 2006

Financing arrangements, mortgage loans held for sale	$—	$172,972
Due to loan purchasers	5,535	8,334
Accounts payable and accrued expenses	3,747	6,066
Derivative liabilities	—	216
Other liabilities	35	117
	$9,317	$187,705

Mortgage Loans Held for Sale — Mortgage loans held for sale consists of the following as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007	December 31, 2006

Mortgage loans principal amount	$9,988	$110,804
Deferred origination costs - net	(45)	138
Reserve for loan losses	(1,554)	(4,042)
Mortgage loans held for sale	$8,389	$106,900

Loan losses -The following table presents the activity in the Company's reserve for loan losses on mortgage loans held for sale for the six months ended June 30, 2007 and 2006 (dollar amounts in thousands).

	June 30,
	2007	2006

Balance at beginning of period	$4,042	$—
Provisions for loan losses	957	—
Charge-offs	(3,445)	—
Balance of the end of period	$1,554	$—

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Financing Arrangements, Mortgage Loans Held for Sale - Financing arrangements secured by mortgage loans held for sale consisted of the following as of December 31, 2006 (dollar amounts in thousands):

$120 million master repurchase agreement as of March 31, 2007 with CSFB expiring on June 29, 2007 and $200 million as of December 31, 2006, bearing interest at daily LIBOR plus spreads from 0.75% to 2.000% depending on collateral (6.36% at December 31, 2006). Principal repayments are required 90 days from the funding date. Management did not seek renewal of this facility.	$106,801
$300 million master repurchase agreement with Deutsche Bank Structured Products, Inc. expiring on March 26, 2007 bearing interest at 1 month LIBOR plus spreads from 0.625% to 1.25% depending on collateral (6.0% at December 31, 2006). Principal payments are due 120 days from the repurchase date. Management did not seek renewal of this facility.	66,171
Total Financing Arrangements	$172,972

 As of June 30, 2007, the Company had no outstanding financing arrangements secured by mortgage loans held for sale. During the three months ended June 30, 2007, the Company utilized the CSFB warehouse facility to dispose of substantially all of the mortgage loans held for sale from the discontinued operation. The Company did not seek to renew the CSFB facility and accordingly it expired on June 29, 2007.

Statements of Operations

The combined results of operations of the discontinued operation for the six and three months ended June 30, 2007 and 2006 are as follows (dollar amounts in thousands):

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net interest income	$752	$2,328	$156	601
Gain on sale of mortgage loans	2,550	10,051	213	5,981
Loan losses	(8,242)	—	(5,081)	—
Brokered loan fees	2,316	6,270	181	3,493
Gain on sale of retail lending segment	4,525	—	(635)	—
Other income (expense)	15	(480)	(12)	174
Total net revenues	1,916	18,169	(5,178)	10,249
Expenses:
Salaries, commissions and benefits	6,084	11,890	1,078	5,799
Brokered loan expenses	1,731	4,935	8	2,767
Occupancy and equipment	2,210	2,615	898	1,290
General and administrative	4,750	7,472	1,856	3,335
Total expenses	14,775	26,912	3,840	13,191
Loss before income tax benefit	(12,859)	(8,743)	(9,018)	(2,942)
Income tax benefit	—	4,579	—	1,663
Loss from discontinued operations - net of tax	$(12,859)	$(4,164)	$(9,018)	$(1,279)

Gain on Sale of Mortgage Loans— The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Loan Origination Fees and Direct Origination Cost— The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold.

Brokered Loan Fees and Expenses— The Company recorded commissions associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

Loan Commitment Fees— Fees received for the funding of mortgage loans to borrowers at pre-set conditions are deferred and recognized at the date at which the loan is sold.

10. Commitments and Contingencies

Loans Sold to Investors— The Company is not exposed to long term credit risk on its loans sold to investors. In the normal course of business, however, the Company is obligated to repurchase loans based on violations of representations and warranties, or early payment defaults. For the six months ended June 30, 2007, we repurchased a total of $6.5 million of mortgage loans that were originated in either 2005 or 2006, the majority of which were due to early payment defaults. Of the repurchased loans originated in 2006, a majority were Alt-A. As of June 30, 2007 we had approximately $25.2 million of repurchase requests pending, against which the Company has taken a reserve of $4.9 million included in due to loan purchasers within liabilities related to discontinued operations. Subsequent to June 30, 2007 the Company has settled 52% of the claims resulting in a loss of $1.8 million which was previously reserved.

Outstanding Litigation— The Company has at times been subject to various legal proceedings arising in the ordinary course of its discontinued mortgage lending business. Other than as described in the following paragraphs, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

On December 13, 2006, Steven B. Yang and Christopher Daubiere (“Plaintiffs”), filed suit in the United States District Court for the Southern District of New York (the “Court”) against NYMC and our Company alleging that we failed to pay them, and similarly situated employees, overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York State law. Plaintiffs, former employees in our discontinued Mortgageline division who purport to bring a FLSA "collective action" on behalf of similarly situated loan officers in our now discontinued mortgage lending operations, are seeking unspecified amounts for alleged unpaid overtime wages, liquidated damages, attorney's fees and costs. As of July 31, 2007, Plaintiffs had yet to apply to the Court for permission to certify the class or send notice of the collective action to prospective collective action members.

We are currently engaged in discovery and continue to investigate Plaintiffs’ claims. This case involves complex issues of law and fact and has not yet progressed to the point where the Company can: (1) predict its outcome; (2) precisely estimate damages that might result from such case due to the uncertainty of the class certification and the number of potential participants in any class that may be certified; or (3) predict the effect that final resolution of this litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse. After consulting with counsel, the Company believes that it has defenses to the claims against it in these cases and is vigorously defending these proceedings.

Leases— The Company leases its corporate offices and certain retail facilities and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $2.2 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively.

On November 13, 2006, the Company entered into an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”). Under the Agreements, the Company assigned and Lehman has assumed the sublease for the Company's corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman has funded an escrow account in the amount of $3.0 million for the benefit of NYMC.  The current agreement provides that the escrow amount shall be reduced by $0.2 million for each month the Company remains in the leased space beginning July 1, 2007. The entire remaining amount held in the escrow account will be released to the Company when it vacates the leased space. Pursuant to the provisions of the sale transaction with IndyMac, beginning August 1, 2007, so long as IndyMac continues to occupy and use the leased space at the Company’s corporate headquarters, IndyMac will pay rent equal to Company’s cost, including any penalties and foregone bonuses resulting from the delayed vacation of the leased premises. The Company intends to relocate its corporate headquarters to a smaller facility at a location that is yet to be determined.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

Letters of Credit - NYMC maintains a letter of credit in the amount of $100,000 in lieu of a cash security deposit for an office lease dated June 1998 for the Company's former headquarters located at 304 Park Avenue South in New York City. The sole beneficiary of this letter of credit is the owner of the building, 304 Park Avenue South LLC. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

Subsequent to the move to a new headquarters location in New York City in July 2003, in lieu of a cash security deposit for the office lease we entered into an irrevocable transferable letter of credit in the amount of $313,000 with PricewaterhouseCoopers, LLP (sublandlord), as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

11. Concentrations of Credit Risk

At June 30, 2007 and December 31, 2006, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts as follows:

	June 30, 2007	December 31, 2006

New York	30.0%	29.1%
Massachusetts	17.5%	17.5%
California	9.4%	11.4%
Florida	7.8%	7.5%
New Jersey	5.5%	5.1%

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

12. Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on estimates using market quotes, present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimate of future cash flow, future expected loss experience, and other factors.

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

c. Interest Rate Swaps and Caps— The fair value of interest rate swaps and caps is based on using market accepted financial models as well as dealer quotes.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value (dollar amounts in thousands):

	June 30, 2007

	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$458,101	$454,935	$454,935
Mortgage loans held in the securitization trusts	502,222	504,522	498,349
Commitments and contingencies:
Interest rate swaps	275,000	798	798
Interest rate caps	1,446,891	1,688	1,688

	December 31, 2006

	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in the securitization trusts	584,358	588,160	582,504
Commitments and contingencies:
Interest rate swaps	285,000	621	621
Interest rate caps	1,540,518	2,011	2,011

13. Income Taxes

All income tax benefits relate to NYMC and are included in the results of operations of the discontinued operation (see note 9). A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the six months ended June 30, 2007 and June 30, 2006, is as follows (dollar amounts in thousands).
	June 30, 2007	June 30, 2006

Benefit at statutory rate (35%)	$(6,628)	$(2,169)
Non-taxable REIT income (loss)	1,523	(1,454)
Transfer pricing of loans sold to nontaxable parent	—	11
State and local tax benefit	(1,343)	(956)
Valuation allowance	6,436	—
Miscellaneous	12	(11)
Total benefit	$0	$(4,579)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The income tax benefit for the six month period ended June 30, 2006 is comprised of the following components (dollar amounts in thousands):

Deferred
Federal	$(3,623)
State	(956)
Total tax benefit	$(4,579)

The deferred tax asset at June 30, 2007 includes a deferred tax asset of $18.4 million (included in prepaid and other assets on our consolidated balance sheet) and a deferred tax liability of $0.1 million (included in accounts payable and accrued expenses on our consolidated balance sheet) which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at June 30, 2007 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$24,601
Restricted stock, performance shares and stock option expense	418
Mark to market adjustment	28
Sec. 267 disallowance	268
Charitable contribution carryforward	34
GAAP reserves	3,303
Rent expense	385
Loss on sublease	85
Gross deferred tax asset	29,122
Valuation allowance	(10,705)
Net deferred tax asset	$18,417
Deferred tax liabilities:
Depreciation	$65
Total deferred tax liability	$65

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The net deferred tax asset is included in prepaid and other assets on the accompanying consolidated balance sheet. Management has established a valuation allowance for the portion of the net deferred tax asset that it believes is more likely, based upon the weight of available evidence, will not be realized.

Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets, for which valuation allowance has not been established, will be realized. The net operating loss carry-forward expires at various intervals between 2012 and 2027. The charitable contribution carry-forward will expire in 2011.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interest and penalties are accrued and reported as interest expenses and other expenses on the consolidated statement of income are booked when incurred. In addition, the 2003-2006 tax years remain open to examination by the major taxing jurisdictions. The adoption of FIN 48 has had no material impact on the Company's consolidated financial statements.

14. Segment Reporting

Until March 31, 2007, the Company operated two reportable segments, the mortgage portfolio management segment and the mortgage lending segment. Upon the sale of substantially all the mortgage lending operating assets on March 31, 2007, the Company exited the mortgage lending business and accordingly will no longer report segment information.

15. Stock Incentive Plans

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”) during 2004. The 2004 Plan provided for the issuance of options to purchase shares of common stock, stock awards, stock appreciation rights and other equity-based awards, including performance shares, and all employees and non-employee directors were eligible to receive these awards under the 2004 Plan. During 2004 and 2005, the Company granted stock options, restricted stock and performance shares to certain of its employees and non-employee directors under the 2004 Plan, including performance shares awarded to certain employees in connection with the Company's November 2004 acquisition of Guaranty Residential Lending, Inc. The maximum number of options that could be issued under the 2004 Plan was 706,000 shares and the maximum number of restricted stock awards that could be granted was 794,250.

2005 Stock Incentive Plan

At the Annual Meeting of Stockholders held on May 31, 2005, the Company's stockholders approved the adoption of the Company's 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 1,031,111 shares of the Company's common stock may be issued thereunder. The 2005 Plan provides that the number of shares available for issuance under the 2005 Plan may be increased by the number of shares covered by 2004 Plan awards that were forfeited or terminated after March 10, 2005. On October 12, 2006, the Company filed a registration statement on Form S-8 registering the issuance or resale of 1,031,111 shares under the 2005 Plan. As of June 30, 2007, 182,432 shares awarded under the 2005 Plan had been forfeited or terminated.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)
Options

Each of the 2005 and 2004 Plans provide for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but the exercise price may not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of June 30, 2007, 591,500 options had been granted pursuant to the Company's stock incentive plans and 231,500 remain outstanding.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123R. The compensation cost charged against income exclusive of option forfeitures during the six months ended June 30, 2007 and 2006 was approximately $0 and $17,813, respectively. As of June 30, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. No cash was received for the exercise of stock options during the six month periods ended June 30, 2007 and 2006.

A summary of the status of the Company's options as of June 30, 2007 and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2007	466,500	$9.52
Granted	—	—
Cancelled	(235,000)	9.83
Exercised	—	—
Outstanding at June 30, 2007	231,500	$9.20
Options exercisable at June 30, 2007	231,500	$9.20

A summary of the status of the Company's options as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2006	541,500	$9.56
Granted	—	—
Cancelled	(75,000)	9.83
Exercised	—	—
Outstanding at December 31, 2006	466,500	$9.52
Options exercisable at December 31, 2006	466,500	$9.52

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The following table summarizes information about stock options at June 30, 2007:

			Options Outstanding Weighted Average Remaining		Options Exercisable		Fair Value
Range of Exercise Prices	Date of Grants	Number Outstanding	ContractualLife (Years)	Exercise Price	Number Exercisable	Exercise Price	of Options Granted
$9.00	6/24/04	176,500	7.0	$9.00	176,500	$9.00	$0.39
$9.83	12/2/04	55,000	7.4	9.83	55,000	9.83	0.29
Total		231,500	7.1	$9.20	231,500	$9.20	$0.37

The following table summarizes information about stock options at December 31, 2006:

			Options Outstanding Weighted Average Remaining		Options Exercisable		Fair Value
Range of Exercise Prices	Date of Grants	Number Outstanding	Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price	of Options Granted
$9.00	6/24/04	176,500	7.5	$9.00	176,500	$9.00	$0.39
$9.83	12/2/04	290,000	7.9	9.83	290,000	9.83	0.29
Total		466,500	7.8	$9.52	466,500	$9.52	$0.33

The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:

Risk free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

Restricted Stock

As of June 30, 2007, the Company has awarded 684,333 shares of restricted stock under the 2005 Plan, of which 501,901 shares have fully vested and 182,432 shares were forfeited and are available for reissuance. There are no outstanding un-issued shares of restricted stock. During the six months ended June 30, 2007, the Company recognized non-cash compensation expense of $0.5 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

A summary of the status of the Company's non-vested restricted stock as of June 30, 2007 and changes during the six months then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2007	213,507	$6.36
Granted	—	—
Forfeited	(155,892)	5.58
Vested	(57,615)	8.63
Non-vested shares as of June 30, 2007	—	$—
Weighted-average fair value of restricted stock granted during the period	—	$—

A summary of the status of the Company's non-vested restricted stock as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	221,058	$8.85
Granted	129,155	4.36
Forfeited	(21,705)	9.20
Vested	(115,001)	8.37
Non-vested shares as of December 31, 2006	213,507	$6.36
Weighted-average fair value of restricted stock granted during the period	562,549	$4.36

16. Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 18,179,271 shares issued and outstanding as of June 30, 2007. Of the common stock authorized, 1,031,111 shares (plus forfeited shares previously granted) were reserved for issuance as equity awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of June 30, 2007, 1,359,435 shares remain reserved for issuance.

The Company calculates basic net income per share by dividing net income (loss) for the period by weighted-average shares of common stock outstanding for that period. Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Since the Company is in a loss position for the period ended June 30, 2007 and 2006, the calculation of basic and diluted earnings per share is the same since the effect of common stock equivalents would be anti-dilutive.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

The following table presents the computation of basic and diluted net earnings per share for the periods indicated (dollar amounts in thousands, except net earnings per share):

	For six months ended June 30, 2007	For six months ended June 30, 2006
Numerator:
Net loss	$(18,937)	$(1,618)
Denominator:
Weighted average number of common shares outstanding - basic	18,096	17,950
Net effect of unvested restricted stock	—	—
Performance shares	—	—
Net effect of stock options	—	—
Weighted average number of common shares outstanding - dilutive	18,096	17,950
Net loss per share - basic	$(1.05)	$(0.09)
Net loss per share - diluted	$(1.05)	$(0.09)

17. Subsequent Events

Subsequent to June 30, 2007, the market for short-term collateralized borrowing through repurchase agreements has tightened considerably, primarily as a result of the fall-out from increasing defaults in the sub-prime mortgage markets and losses incurred at a number of larger companies in the mortgage industry. At June 30, 2007, we had outstanding balances under repurchase agreements with seven different counterparties and, as of the date of this report, we have been successful at resetting all outstanding balances under our various repurchase agreements as they have become due. In the event a counterparty elected to not reset the outstanding balance into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance. If we are unable to secure financing from another counterparty and surrender the collateral, we would expect to incur a significant loss. Although we presently expect the short-term collateralized borrowing markets to continue providing us with necessary financing through repurchase agreements, we cannot assure you that this form of financing will be available to us in the future on comparable terms, if at all.

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

Our forward-looking statements are based upon our management's beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us and many of which are beyond our control and that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders and we may suffer losses as a result of such modifications or changes;

•	risks associated with the availability of liquidity;

•	risks associated with the terms and availability of repurchase agreements used to finance our investment portfolio activities;

•	risks associated with the use of leverage;

•	risks associated with non-performing assets;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board's ability to change our operating policies and strategies without notice to you or stockholder approval;

•
our ability to manage, minimize or eliminate liabilities stemming from the discontinued operations including, among other things, litigation, repurchase obligations on the sales of mortgage loans and property leases;

•	risks related to potential de-listing from the New York Stock Exchange; and

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described under the caption “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

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

On February 22, 2007, we sold substantially all of the assets of our wholesale mortgage lending platform to Tribeca Lending Corp., a subsidiary of Franklin Credit Management Corporation (“Tribeca Lending”). On March 31, 2007, we completed the sale of substantially all of the operating assets related to NYMC's retail mortgage lending platform, to IndyMac Bank, F.S.B. (“Indymac”), a wholly-owned subsidiary of Indymac Bancorp, Inc. and exited the mortgage lending business.

While the Company sold substantially all of the assets of its wholesale and retail mortgage lending platforms and exited the mortgage lending business as of March 31, 2007, it retains certain liabilities associated with that former line of business. Among these liabilities are the cost associated with the disposal of the mortgage loans held for sale, pending claims under the Fair Labor Standards Act, potential repurchase and indemnification obligations (including early payment defaults) on previously sold mortgage loans and remaining lease payment obligations on real and personal property.

As of June 30, 2007, the Company has reserves of $1.6 million to cover the disposition of the mortgage loans held for sale. In addition, as of June 30, 2007, the Company has $5.3 million of reserves to cover known repurchase requests as well as indemnification obligations (where the Company agrees to pay for a third party's losses incurred in holding or disposing of a loan that the Company would otherwise have been required to repurchase). Until the Company disposes of all the mortgage loans held for sale and the repurchase periods set forth in the loan sale agreements expire, the Company may continue to incur losses on these loans beyond what reserves have been made against such loans.

Management’s reserve analysis has materially changed due to current market conditions, including deteriorating macro-economic conditions, increasing mortgage delinquency rates, declining home prices in many markets due to an increase in the number of homes listed for sale and failures of multiple loan originators. In addition the market for the sale of mortgage loans has changed significantly due to numerous decreases in existing MBS ratings, decreased appetites on the part of many mortgage investors due to increasing loan delinquencies and lender defaults, decreased access to liquidity by many loan purchasers, and uncertainty as to future ability or costs to securitize loans due to changes in the ratings process by the Rating Agencies. Taking into account the current deteriorating loan sale and real estate market conditions, for all loans either held for sale, or subject to either repurchase requests or indemnification agreements, management has increased loss severities such that, for loans that are greater than 60 days delinquent, the assumed amount of capital returned to the Company after a foreclosure process is assumed to be 65% of the current property’s value on a first lien, and between 0 and 5% of the note original balance on second liens.

All reserves taken by the Company reflect management's expectations based on current market conditions. If future market conditions deteriorate further, these reserves may be insufficient to cover current identified obligations.

The current environment for loans sales has become significantly more challenging as loan purchasers have become increasingly reluctant to purchase loans. This reluctance stems from concerns about increasing mortgage loan delinquencies, decreasing access to liquidity to fund such loans purchases and unfavorable changes in securitization structuring and support requirements by rating agencies. All of these factors have negatively impacted mortgage loan sale prices and decreased or eliminated certain loan purchasers’ demand for mortgage loans. If these market conditions do not improve, there could be a further depression in the prices at which we can sell our mortgage loans held for sale.  Such conditions could have a material adverse effect on our liquidity and overall financial condition.

Presentation Format

In connection with the sale of substantially all of our wholesale and retail mortgage lending platform assets during the first quarter of 2007, we classified certain assets and liabilities related to our mortgage lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Our continuing operations are primarily comprised of what had been our portfolio management operations. In addition, certain assets such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, we have not classified as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144.

Strategic Overview

We earn net interest income from purchased residential mortgage-backed securities, collateralized mortgage obligations, adjustable-rate mortgage loans and securitized loans. We have acquired and increasingly seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with originating, financing, managing, securitizing and reserving for these investments.

The portion of our investment portfolio categorized as mortgage loans held in securitization trusts consists of securitized prime adjustable-rate mortgage loans that we either originated or acquired from third parties. We aggregate high credit quality, adjustable-rate mortgage loans until we have a pool of loans of sufficient size to securitize. Historically, we obtained the loans we securitize from either our TRS or from third parties. In the future we will obtain mortgage loans in bulk purchases from third party originators. Our first securitization occurred on February 25, 2005 and we completed our second and third loan securitizations on July 28, 2005 and December 20, 2005, respectively. These securitization transactions, through which we financed the adjustable-rate and hybrid mortgage loans that we retained, were structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans are classified on our consolidated balance sheet as mortgage loans held in securitization trusts. From each of our securitizations, we issued investment grade securities to third parties and recorded the securitization debt as a liability. On March 30, 2006 we completed our fourth securitization, New York Mortgage Trust 2006-1. This securitization was structured as a sale for accounting purposes. The Company holds certain AAA tranches as well as all the subordinate interests in this transaction.

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment portfolio and assets. We rely primarily on repurchase agreements and collateralized debt obligations (“CDOs”) in order to finance our investment portfolio of residential loans and mortgage-backed securities. As of June 30, 2007, we had repurchase agreements with 21 different counterparties. As of June 30, 2007, we have $423.7 million outstanding.

During the six months ended June 30, 2007, we sold approximately $312.9 million of previously retained securitizations resulting in the permanent financing of these securitized loans.  This CDO issuance replaced short-term repurchase agreements freeing up approximately $15.6 million in capital needed for repurchase agreement margin. As of June 30, 2007 we had $465.8 million outstanding of CDO’s.

We have further diversified our sources of financing with the issuance in 2005 of $45.0 million of trust preferred securities classified as subordinated debentures. See “Liquidity and Capital Resources” for further discussion on our financing activities.

Risk Management. As a manager of mortgage loan investments, we must mitigate key risks inherent in these businesses, predominantly credit risk and interest rate risk.

Investment Portfolio Credit Quality—We retain in our portfolio only high-credit quality loans that we originated or acquired from third parties. Retaining high credit quality mortgage loans generally leads to improved portfolio liquidity and generally provides for financing opportunities that are available on favorable terms. The Company established a $0.9 million credit reserve for certain mortgage loans held in securitization trusts.

Interest Rate Risk Management— Another primary risk to our investment portfolio of mortgage loans and mortgage-backed securities is interest rate risk. We use hedging instruments to reduce our risk associated with changes in interest rates that could affect our investment portfolio of mortgage loans and securities. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of June 30, 2007, our net duration gap was approximately 5 months.

As we acquire mortgage-backed securities or loans, we seek to hedge interest rate risk in order to stabilize net asset values and earnings during periods of rising interest rates. To do so, we use hedging instruments in conjunction with our borrowings to approximate the re-pricing characteristics of such assets. The Company utilizes a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates and market stresses. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps. However, given the prepayment uncertainties on our mortgage assets, it is not possible to definitively lock-in a spread between the earnings yield on our investment portfolio and the related cost of borrowings. Nonetheless, through active management and the use of evaluative stress scenarios of the portfolio, we believe that we can mitigate a significant amount of both value and earnings volatility. See further discussion of interest rate risk at the “Quantitative And Qualitative Disclosures About Market Risk - Interest Rate Risk” section of this document.

Other Risk Considerations. Our business is affected by a variety of economic and industry factors. Management periodically reviews and assesses these factors and their potential impact on our business. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are:

•	a decline in the market value of our assets due to rising interest rates;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	our ability to dispose of the remaining mortgage loans held for sale at levels for which we have currently reserved;

•	a significant increase in loan losses related to early payment defaults;

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity, including the availability of repurchase agreements to finance our investment portfolio activities;

•	the potential for increased borrowing costs and its impact on net income;

•	the concentration of our mortgage loans in specific geographic regions;

•	our ability to use hedging instruments to mitigate our interest rate and prepayment risks;

•	declining real estate values;

•	if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability;

•	a potential delisting from the New York Stock Exchange; and

•	compliance with REIT requirements might cause us to forgo otherwise attractive opportunities.

Financial Overview

Revenues. Our primary source of income is net interest income on our loans and residential investment securities. Net interest income is the difference between interest income, which is the income that we earn on our loans and residential investment securities and interest expense, which is the interest we pay on borrowings and subordinated debt.

Expenses. Non-interest expenses we incur in operating our business consist primarily of salary and employee benefits, and other general and administrative expenses. All employees of the continuing operations are salary-based as opposed to commission-based. Accordingly, very few of our expenses are variable in nature.

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

Description of Business

The Company invests in high-quality, adjustable rate mortgage related securities and residential mortgage loans. Our mortgage portfolio, consisting primarily of residential mortgage-backed securities and mortgage loans held in securitization trusts, generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

•	invest in mortgage-backed securities including ARM securities and collateralized mortgage obligation floaters (“CMO Floaters”);

•	generally operate as a long-term portfolio investor;

•	finance our portfolio by entering into repurchase agreements, or issue collateral debt obligations relating to our securitizations; and

•	generate earnings from the return on our mortgage securities and spread income from our mortgage loan portfolio.

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

Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset's amortized cost basis and its fair value. We recorded an impairment loss of $3.8 million during the three months ended June 30, 2007 because we concluded that we no longer had the intent to hold approximately $231.8 million in lower-yielding mortgage-backed securities until their values recovered. Subsequent to June 30, 2007, we sold these securities. As a result of this decision to sell, we recognized a loss of $3.8 million on such securities during the 2007 second quarter.

At June 30, 2007, we have a net unrealized loss of $0.5 million on the remaining securities in our portfolio, which we do not consider to represent an other than temporary impairment.

The mortgage loans held in securitization trusts consisted of high-credit quality prime adjustable rate mortgages with initial reset periods of no greater than five years or less. Our portfolio strategy for ARM loan originations is to acquire high-credit quality ARM loans for our securitization process, which should limit future potential losses.

Known Material Trends and Commentary

Results of Operations— We expect that our revenues will derive primarily from the difference between the interest income we earn on our mortgage assets and the costs of our borrowings (net of hedging expenses). We expect that our operating expenses will stabilize as we complete the transition to a passive REIT structure. The sale of each of our retail and wholesale mortgage lending platforms has resulted in gross proceeds to NYMT of approximately $14.0 million before fees and expenses, and before deduction of approximately $2.3 million which will be held in escrow to support warranties and indemnifications provided to Indymac by NYMC as well as other purchase price adjustments. NYMC expects to record a one time taxable gain on the sale of its assets to Indymac of $4.5 million. The gain on sale was adjusted down by $0.6 million for a reserve established for certain post-closing adjustments currently under review.

Liquidity. We depend on the capital markets to finance our investments in mortgage-backed securities. As it relates to our investment portfolio, we have either issued collateralized debt to permanently finance our loan securitizations, or entered into repurchase agreements for short term financing. Commercial and investment banks have provided significant liquidity to finance our operations. Recent market events have caused providers of liquidity to increase their credit review standards and decrease in the amount of fair value against they will lend, resulting in a decrease in overall market liquidity. While these events have not adversely affected our liquidity currently, management cannot predict the future availability of these sources of liquidity.

Although we are not a participant in the sub-prime mortgage sector and exited the mortgage lending business at the end of the 2007 first quarter, the current default trends in the sub-prime mortgage sector, and the resulting weakness in the broader mortgage market, could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide it with additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants failed, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. In the event the Company's lenders are unwilling or unable to provide it with additional financing, we could be forced to sell our investment securities at an inopportune time on unfavorable terms. However, because the Company's investment portfolio is comprised of 98% agency or “AAA” rated mortgage backed securities, the Company believes that it is better positioned to convert its investment securities to cash or to negotiate an extended financing term should it lenders reduce the amount of the liquidity available to it. See "Liquidity and Capital Resources" below for further discussion.

EPDs and Loan Sale Environment— Current market conditions related to early payment defaults (“EPD”), which are mortgage loans that have missed one of their first three payments due, is an important trend facing our industry. As the incidence of EPDs has recently increased dramatically, the frequency of loans we are requested to repurchase has increased. EPDs pertain only to loans originated in our discontinued mortgage lending operation. These repurchases are predominately made with cash and the reacquired loans are held on the balance sheet until they are re-sold. EPD loans are typically re-sold at a loss and result in a reduction of our working capital.

The majority of our EPDs are associated with borrowers whose loans were underwritten to loan programs where the borrower was not required to provide full income and or asset verification in order to qualify for the loan. These alternative documentation programs, also known as “Alternative-A” or “Alt-A” programs, offered by many investors for whom we originated loans, combined with reduced amounts of required down payments, made it easier for many borrowers to obtain mortgage financing.

The increased incidence of EPDs has made many loan buyers and investors cautious when it comes to the purchase of mortgage loans. We have noticed a much more cautious approach to loan review across the board by established investors with whom we have had long term relationships. The increased number of EPDs also caused these investors to change their underwriting guidelines resulting in further difficulty in selling the loans underwritten to the prior guidelines.

For the six months ended June 30, 2007, we repurchased a total of $6.5 million of mortgage loans that were originated in either 2005 or 2006, the majority of which were due to EPDs. Of the repurchased loans originated in 2006, the majority were Alt-A. As of June 30, 2007 we had approximately $25.2 million of additional repurchase requests pending, against which the Company has taken a reserve of $4.9 million.

As of July 31, 2007, approximately 52% of all repurchase requests have been negotiated and settled resulting in a realized loss of $1.8 million. In addition, 42% of all repurchase requests are in the process of being negotiated. As the mortgage loans held for sale season, we expect our volume of repurchase requests related to early payment defaults to decrease.

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

Revenue Recognition. Interest income on our residential mortgage loans and mortgage-backed securities is a combination of the interest earned based on the outstanding principal balance of the underlying loan/security, the contractual terms of the assets and the amortization of yield adjustments, principally premiums and discounts, using generally accepted interest methods. The net GAAP cost over the par balance of self-originated mortgage loans held for investment and premium and discount associated with the purchase of mortgage-backed securities and loans are amortized into interest income over the lives of the underlying assets using the effective yield method as adjusted for the effects of estimated prepayments. Estimating prepayments and the remaining term of our interest yield investments require management judgment, which involves, among other things, consideration of possible future interest rate environments and an estimate of how borrowers will react to those environments, historical trends and performance. The actual prepayment speed and actual lives could be more or less than the amount estimated by management at the time of origination or purchase of the assets or at each financial reporting period.

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

Impairment of and Basis Adjustments on Investment Securities— As previously described herein, we regularly securitize our mortgage loans and retain the beneficial interests created. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate.

We recorded an impairment loss of $3.8 million during the three months ended June 30, 2007, because we concluded that we no longer had the intent to hold approximately $231.8 million in lower-yielding mortgage-backed securities until their values recovered. Subsequent to June 30, 2007, we sold these securities and incurred the loss of $3.8 million on such securities.

At June 30, 2007, we have gross unrealized losses of $0.9 million on the remaining securities in our portfolio, which we do not consider to represent an other-than-temporary impairment.

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

Derivative Financial Instruments— The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage-backed securities investment activities.

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

Recent Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS No.157 beginning January 1, 2008. We are currently evaluating the impact of this statement on our consolidated financial statements.

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

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the Company expects to adopt the provisions of EITF 06-11 beginning in the first quarter of 2008. The Company is currently evaluating the potential effect on the financial statements of adopting EITF 06-11.

In June 2007, the AICPA issued SOP No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007 with earlier adoption encouraged. The adoption of SOP 07-1 is not expected to have a material impact on the Company.

Loan Loss Reserves on Mortgage Loans— We evaluate a reserve for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of mortgage loans held for sale and mortgage loans held in securitization trusts.

Estimation involves the consideration of various credit-related factors including but not limited to, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower’s credit and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the value of the property. As many of the loans involved in current reserve process were funded in the past six to twelve months, we typically rely on the original appraised value of the property, unless there is evidence that the original appraisal should not be relied upon. If there is a doubt to the objectivity of the original property value assessment, we either utilize various internet based property data services to look at comparable properties in the same area, or consult with a realtor in the property's area.

Comparing the current loan balance to the original property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 68% of the property's original value. This estimate is based on management's long term experience in similar market conditions. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 68% of the original property value and compare that to the current balance of the loan. The difference, plus an estimate of past interest due, determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

Reserves for second liens are larger than that for first liens as second liens are in a junior position and only receive proceeds after the claims of the first lien holder are satisfied. As with first liens, we may occasionally alter the base reserve calculation but that is in a minority of the cases and only if we are aware of specific circumstances that pertain to that specific loan.

At June 30, 2007, we had a loan loss reserve of $1.6 million on mortgage loans held for sale, $5.3 million in reserves for indemnifications and repurchase requests and had incurred $8.2 million of loan losses during the six months ended June 30, 2007. In addition, the Company had a $0.9 million loan loss reserve for mortgage loans held in securitization trusts.

Overview of Performance

For the six months ended June 30, 2007, we reported a net loss of $18.9 million, as compared to a net loss of $1.6 million for the six months ended June 30, 2006.

The main components of the increase in net loss of $17.3 million are detailed in the following table (dollars in thousands):

	For the Six Months Ended
Increase in loss components:	2007	2006	Difference

Net interest income on investment portfolio	$1,635	$6,614	$(4,979)
Impairment loss/Realized loss on investment securities	(3,821)	(969)	(2,852)
Loan loss reserve on loans held in securitization trust	(940)	-	(940)
Loss from discontinued operations	(12,859)	(4,164)	(8,695)

Summary of Operations and Key Performance Measurements

For the six months ended June 30, 2007, our income was dependent upon our mortgage portfolio management operations and the net interest (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio, mortgage loans held in the securitization trusts and residential mortgage-backed securities.

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.

Financial Condition

As of June 30, 2007, we had approximately $1.0 billion of total assets, as compared to approximately $1.3 billion of total assets as of December 31, 2006. The decline in total assets results primarily from a decline in assets related to our discontinued operations of $201.1 million and a decline of $117.7 million related to investments portfolio assets.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale— Our securities portfolio consists of agency securities or AAA-rated residential mortgage-backed securities. At June 30, 2007 and December 31, 2006, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our securities portfolio as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

Credit Characteristics of Our Investment Securities:

	June 30, 2007
	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$187,147	$187,472	41%	6.54%	6.51%
Private Label Floating Rate	AAA	5,595	5,583	1%	6.17%	6.22%
Private Label ARMs	AAA	244,911	242,622	53%	4.78%	6.00%
NYMT Retained Securities	AAA-BBB	17,687	17,428	4%	5.75%	6.60%
NYMT Retained Securities	Below Investment Grade	2,761	1,830	1%	5.68%	12.80%
Total/Weighted Average		$458,101	$454,935	100%	5.56%	6.27%

	December 31, 2006
	Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$163,121	$163,898	34%	6.72%	6.40%
Private Label Floating Rate	AAA	22,392	22,284	5%	6.12%	6.46%
Private Label Arms	AAA	287,018	284,874	58%	4.82%	5.71%
NYMT Retained Securities	AAA-BBB	15,996	15,894	3%	5.67%	6.02%
NYMT Retained Securities	Below Inv Grade	2,767	2,012	0%	5.67%	18.35%
Total/Weighted Average		$491,294	$488,962	100%	5.54%	6.06%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

Reset/ Yield of our Investment Securities

	June 30, 2007
	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO Floating Rate	$187,472	6.51%	$—	—	$—	—	$187,472	6.51%
Private Label Floating Rate	5,583	6.22%	—	—	—	—	5,583	6.22%
Private Label ARMs	14,563	6.45%	123,816	5.92%	104,243	6.02%	242,622	6.00%
NYMT Retained Securities	2,593	6.86	—	—%	16,665	7.52%	19,258	7.44%
Total/Weighted Average	$210,211	6.50%	$123,816	5.92%	$120,908	6.24%	$454,935	6.27%

	December 31, 2006
	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO Floating Rate	$163,898	6.40%	$—	—	$—	—	$163,898	6.40%
Private Label Floating Rate	22,284	6.46%	—	—	—	—	22,284	6.46%
Private Label ARMs	16,673	5.60%	78,565	5.80%	183,612	5.64%	278,850	5.68%
NYMT Retained Securities	6,024	7.12%	—	—	17,906	7.83%	23,930	7.66%
Total/Weighted Average	$208,879	6.37%	$78,565	5.80%	$201,518	5.84%	$488,962	6.06%

Mortgage Loans Held in Securitization Trusts — Included in our portfolio are adjustable-rate mortgage loans that we originated or purchased in bulk from third parties that meet our investment criteria and portfolio requirements. If the securitization qualifies as a financing for SFAS No. 140 purposes the loans are classified as “mortgage loans held in securitization trusts.”

The NYMT 2006-1 securitization qualifies as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. The residual assets total $1.8 million and are included in investment securities available for sale (see note 2 in our consolidated financial statements). The residual interest carrying values are determined by dealer quotes. These quotes take into consideration certain pricing assumptions including, constant prepayment rate, discount rate, loan loss frequency and loan loss severity rates.

At June 30, 2007, mortgage loans held in securitization trusts totaled $504.5 million, or 50% of total assets. Of this portfolio of mortgage loans held in securitization trusts, all are traditional or hybrid ARMs and 76.1% are loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately seven years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

Characteristics of Our Mortgage Loans Held in Securitization Trusts and Retained Interest in Securitization:

The following table sets forth the composition of our mortgage loans held in securitization trusts and retained interest in securitization as of June 30, 2007 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,113	$502,222	$504,522
Retained interest in securitization (included in Investment securities available for sale)	414	222,201	19,258
Total Loans Held	1,527	$724,423	$523,780

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$494,327	$3,500,000	$40,000
Coupon Rate	5.72%	9.50%	4.00%
Gross Margin	2.35%	6.50%	1.13%
Lifetime Cap	11.15%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	336	345	301

The following table sets forth the composition of our mortgage loans held in securitization trusts and retained interest in securitization as of December 31, 2006:

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,259	$584,358	$588,160
Retained interest in securitization (included in Investment securities available for sale)	458	249,627	23,930
Total Loans Held	1,717	$833,985	$612,090

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$500,932	$3,500,000	$25,000
Coupon Rate	5.67%	8.13%	3.88%
Gross Margin	2.36%	6.50%	1.13%
Lifetime Cap	11.14%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	341	351	307

The following tables provide additional characteristics of the mortgage loans held in securitization trusts and retained interest in securitization as of June 30, 2007 and December 31, 2006:

	June 30, 2007 Percentage	December 31, 2006 Percentage
Arm Loan Type
Traditional ARMs	2.3%	2.9%
2/1 Hybrid ARMs	2.9%	3.8%
3/1 Hybrid ARMs	14.6%	16.8%
5/1 Hybrid ARMs	78.0%	74.5%
7/1 Hybrid ARMs	2.2%	2.0%
Total	100.0%	100.0%
Percent of ARM loans that are Interest Only	76.1%	75.9%
Weighted average length of interest only period	8.1 years	8.0 years

	June 30, 2007 Percentage	December 31, 2006 Percentage
Traditional ARMs - Periodic Caps
None	70.8%	61.9%
1%	7.0%	8.8%
Over 1%	22.2%	29.3%
Total	100.0%	100.0%

	June 30, 2007 Percentage	December 31, 2006 Percentage
Hybrid ARMs - Initial Cap
3.00% or less	12.3%	14.8%
3.01%-4.00%	6.8%	7.5%
4.01%-5.00%	79.9%	76.6%
5.01%-6.00%	1.0%	1.1%
Total	100.0%	100.0%
	June 30, 2007 Percentage	December 31, 2006 Percentage
FICO Scores
650 or less	3.9%	3.8%
651 to 700	17.3%	16.9%
701 to 750	33.6%	34.0%
751 to 800	41.2%	41.5%
801 and over	4.0%	3.8%
Total	100.0%	100.0%
Average FICO Score	737	737

	June 30, 2007 Percentage	December 31, 2006 Percentage
Loan to Value (LTV)
50% or less	9.6%	9.8%
50.01% - 60.00%	8.7%	8.8%
60.01% - 70.00%	28.3%	28.1%
70.01% - 80.00%	51.1%	51.1%
80.01% and over	2.3%	2.2%
Total	100.0%	100.0%
Average LTV	69.6%	69.4%
	June 30, 2007 Percentage	December 31, 2006 Percentage
Property Type
Single Family	51.4%	52.3%
Condominium	22.7%	22.9%
Cooperative	9.4%	8.8%
Planned Unit Development	13.5%	13.0%
Two to Four Family	3.0%	3.0%
Total	100.0%	100.0%

	June 30, 2007 Percentage	December 31, 2006 Percentage
Occupancy Status
Primary	84.7%	85.3%
Secondary	11.6%	10.7%
Investor	3.7%	4.0%
Total	100.0%	100.0%

	June 30, 2007 Percentage	December 31, 2006 Percentage
Documentation Type
Full Documentation	71.4%	70.1%
Stated Income	20.3%	21.3%
Stated Income/ Stated Assets	6.9%	7.2%
No Documentation	0.9%	0.9%
No Ratio	0.5%	0.5%
Total	100.0%	100.0%
	June 30, 2007 Percentage	December 31, 2006 Percentage
Loan Purpose
Purchase	57.0%	57.3%
Cash out refinance	16.6%	26.1%
Rate and term refinance	26.4%	16.6%
Total	100.0%	100.0%

	June 30, 2007 Percentage	December 31, 2006 Percentage
Geographic Distribution: 5% or more in any one state
NY	30.0%	29.1%
MA	17.5%	17.5%
CA	9.4%	11.4%
FL	7.8%	7.5%
NJ	5.5%	5.1%
Other (less than 5% individually)	29.8%	29.4%
Total	100.0%	100.0%

Delinquency Status — As of June 30, 2007 and December 31, 2006, we had 10 delinquent loans totaling $8.1 million and 6 delinquent loans totaling $6.2 million, respectively, categorized as mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of June 30, 2007 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	3	$1,117	0.22%
61-90	-	-	0.00%
90+	7	6,935	1.38%
Real estate owned	2	$1,774	0.35%

The table below shows delinquencies in our loan portfolio as of December 31, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	4	5,819	0.99%
Real estate owned	1	$625	0.11%

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

The Company has established a $0.9 million loan loss reserve for delinquent mortgage loans held in securitization trusts.

Cash and cash equivalents — We had unrestricted cash and cash equivalents of $1.9 million at June 30, 2007 versus $1.0 million at December 31, 2006.

Restricted Cash — Restricted cash includes amounts held by counterparties as collateral for hedging instruments, amounts held as collateral for two letters of credit related to the Company's lease of office space, including its corporate headquarters and amounts held in an escrow account to support warranties and indemnifications related to the sale of the retail mortgage lending platform to IndyMac.

Accounts and accrued interest receivable — Accounts and accrued interest receivable includes accrued interest receivable for investment securities and mortgage loans held in securitization trusts are also included.

Prepaid and other assets — Prepaid and other assets totaled $20.3 million as of June 30, 2007. Prepaid and other assets consist primarily of a deferred tax benefit of $18.4 million and loans held by us which are pending remedial action (such as updating loan documentation) or which do not currently meet third-party investor criteria.

Property and Equipment, Net — Property and equipment totaled $0.1 million as of June 30, 2007 and $0.1 million as of December 31, 2006 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

Assets Related to Discontinued Operations

The balances of the following assets related to the discontinued operations have declined as of June 30, 2007 as compared to December 31, 2006 primarily due to our exit from the mortgage lending business:

Mortgage Loans Held for Sale — Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $8.4 million at June 30, 2007 as compared to $106.9 million at December 31, 2006. We use cash on a short-term basis to finance our mortgage loans held for sale.

Due from Purchasers — We had amounts due from loan purchasers totaling $0.4 million at June 30, 2007 as compared to $88.4 million at December 31, 2006. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped to permanent investors but for which payment has not yet been received at period end.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments — We have arrangements to enter into repurchase agreements with 21 different financial institutions. As of June 30, 2007 and December 31, 2006, there were $423.7 million and $815.3 million, respectively, of repurchase borrowings outstanding. Our repurchase agreements have terms of 30 days. The weighted average borrowing rate on these financing facilities was 5.34% and 5.37% as of June 30, 2007 and December 31, 2006, respectively.

Collateralized Debt Obligations — There were no new securitization transactions accounted for as a financing during the six months ended June 30, 2007 or during the year ended December 31, 2006. We had $465.8 million and $197.4 million of CDO outstanding as of June 30, 2007 and December 31, 2006, respectively. The weighted average borrowing rate on these CDOs was 5.65% and 5.72% as of June 30, 2007 and December 31, 2006, respectively. The increase in the amount of CDOs outstanding between December 31, 2006 and June 30, 2007 is due to the sale of $164.9 million of NYMT 2005-2 securities on February 26, 2007 and $148.0 million of NYMT 2005-1 securities on March 26, 2007. The sales were treated as financings in accordance with SFAS No. 140.

Subordinated Debentures — As of June 30, 2007, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company's consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.11% at June 30, 2007 and 9.12% at December 31, 2006). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. NYMC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

$20 million of our subordinated debentures have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010.

Derivative Assets and Liabilities — We generally hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

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

We enter into derivative transactions solely for risk management purposes and not for speculation. The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133. To this end, terms of the hedges are matched closely to the terms of hedged items.

The following table summarizes the estimated fair value of derivative assets as of June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007	December 31, 2006

Derivative Assets:
Interest rate caps	$1,688	$2,011
Interest rate swaps	798	621
Total derivative assets	$2,486	$2,632

Balance Sheet Analysis - Stockholders' Equity

Stockholders' equity at June 30, 2007 was $55.7 million and included $0.8 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.

Securitizations

During the six month period ended June 30, 2007, we did not complete a securitization transaction.

NYMT 2006-1 — March 29, 2006 - securitization of approximately $277.4 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. We accounted for this securitization as a non-recourse sale in accordance with SFAS No. 140. The amount of each class of notes, together with the interest rate and credit ratings for each class are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate (%)	Moody's/Fitch Rating (1)
1-A-1	$6,726	5.648	Aaa/AAA
2-A-1	148,906	5.673	Aaa/AAA
2-A-2	20,143	5.673	Aaa/AAA
2-A-3	65,756	5.673	Aaa/AAA
2-A-4	9,275	5.673	Aa1/AAA
3-A-1	16,055	5.855	Aaa/AAA
B-1	3,746	5.683	Aa2/AA
B-2	2,497	5.683	A2/A
B-3	1,525	5.683	Baa2/BBB
B-4	1,387	5.683	NR/BB
B-5	694	5.683	NR/B
B-6	$693	5.683	NR

(1) NR-such rating agency has not been asked to rate these certificates.

Prior to 2006, we completed three securitizations and accrued for them as secured borrowings under SFAS No. 140.

NYMT 2005-1— February 25, 2005 - securitization of approximately $419.0 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below (dollar amounts in thousands):
Class	Approximate Principal Amount	Interest Rate	S&P Rating

A	$391,761	LIBOR + 27bps	AAA
M-1	$18,854	LIBOR + 50bps	AA
M-2	$6,075	LIBOR + 85bps	A

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the trust was approximately 68.8% and the weighted average FICO score was approximately 729. The weighted average current loan rate for the pool of mortgage loans is approximately 5.36%, the weighted average maximum loan rate (after periodic rate resets) is 10.62%, and weighted average months until the initial mortgage rate resets is 17 months with 64% resetting in 6 months.

NYMT 2005-2 — July 29, 2005 - securitization of approximately $242.9 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P, are set forth below (dollar amounts in thousands):
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

NYMT 2005-3 — December 20, 2005 - securitization of approximately $235.0 million of high-credit quality, first-lien, adjustable rate mortgage and hybrid adjustable rate mortgages. The amount of each class of notes, together with the interest rate and credit ratings for each class as rated by S&P and Moody's, are set forth below (dollar amounts in thousands):

Class	Approximate Principal Amount	Interest Rate	S&P/Moody's Rating

A-1	$70,000	LIBOR + 24bps	AAA / Aaa
A-2	$98,267	LIBOR + 23bps	AAA / Aaa
A-3	$10,920	LIBOR + 32bps	AAA / Aaa
M-1	$25,380	LIBOR + 45bps	AA+ / Aa2
M-2	$24,088	LIBOR + 68bps	AA / A2

At the time of securitization, the weighted average loan-to-value of the mortgage loans in the Trust was approximately 69.5% and the weighted average FICO score was approximately 732. The weighted average current loan rate of the pool of mortgage loans is approximately 5.79% and the weighted average maximum loan rate (after periodic rate resets) is 11.58%.

Prepayment Experience

The cumulative prepayment rate (“CPR”) on our mortgage loan portfolio averaged approximately 20% during the six month period ended June 30, 2007 as compared to 19% for the six month period ended June 30, 2006. CPRs on our purchased portfolio of investment securities averaged approximately 15% while the CPRs on mortgage loans held for investment or held in our securitization trusts averaged approximately 25% during the six month period ended June 30, 2007. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

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

Other Operational Information

	June 30,
	2007 (1)	2006	% change
Loan officers	0	403	(100.0)%
Other employees	12	324	(96.3)%
Total employees	12	727	(98.3)%
Number of sales locations	0	51	(100.0)%

(1) In connection with the sale of our mortgage lending platform assets at the end of the first quarter of 2007, the Company exited the mortgage lending business and significantly reduced its staffing needs. As of March 31, 2007, the Company did not employ any loan officers and did not maintain any sales locations. The Company further reduced its staff to 9 persons in August 2007 and anticipates a long term staffing level of between 8 - 10 people.

Results of Operations - Comparison of Six and Three Months Ended June 30, 2007 and June 30, 2006

Net Income
Comparative Net Income

	for the six months ended June 30,			for the three months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Net (loss)/income	$(18,937)	$(1,618)	(1,070.4)%	$(14,196)	$178	(8,075.3)%
EPS (Basic)	$(1.05)	$(0.09)	(1,066.7)%	$(0.79)	$0.01	(8,000.0)%
EPS (Diluted)	$(1.05)	$(0.09)	(1,066.7)%	$(0.79)	$0.01	(8,000.0)%

For the six months ended June 30, 2007, we reported net loss of $18.9 million, as compared to net loss of $1.6 million for the six months ended June 30, 2006. For the three months end June 30, 2007, we reported a net loss of $14.2 million, as compared to net gain of $0.2 million for the three months ended June 30, 2006. See the following table for the selected components of the increase net loss for the three and six months ended June 30, 2007 and 2006.

Detailed Components of Increase in loss:	for the six months ended June 30,			for the three months ended June 30,
	2007	2006	% Change	2007	2006	% Change

Net interest income on investment portfolio	$1,635	$6,614	(75.3)%	$1,006	$3,109	(67.6)%
Impairment loss/Realized loss on investment securities	(3,821)	(969)	294.3%	(3,821)	—	—
Loan loss reserve on loans held in securitization trust	(940)	—	—	(940)	—	—
Loss from discontinued operations	$(12,859)	$(4,164)	208.8%	$(9,018)	$(1,279)	605.1%

The Company recorded a $3.8 million impairment charge on lower yielding securities in the investment portfolio for the quarter ending June 30, 2007. In addition, the Company incurred a $0.9 million loan loss reserve for loans held in securitization trusts during the same period. The increase in loss in discontinued operations will be explained in detail later in this section.

Comparative Net Interest Income

	for the six months ended June 30,			for the three months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Interest income investment securities and loans held in securitization trusts	$26,611	$33,052	(19.5)%	$12,898	$15,468	(16.6)%
Interest expense investment securities and loans held in securtization trusts	24,976	26,438	(5.5)%	11,892	12,359	(3.8)%
Net interest (expense) income from investment securities and loans held in securitization trusts	1,635	6,614	(75.3)%	1,006	3,109	(67.6)%
Subordinated debentures	1,776	1,779	(0.2)%	894	894	(0.0)%
Net interest (expense) income	$(141)	$4,835	(102.9)%	$112	$2,215	(94.9)%

The decrease of $5.0 million and $2.1 million for the six and three months ended June 30, 2007 as compared to the same periods in 2006 was primarily due to a decrease in earning assets as well as the inclusion of suborinated debentures interest expnese without the corresponding interest income from the discontinued operations. The capital invested in the discontined operations was partially redeployed at the end of the second quarter but will have a more material impact on the third quarter.

Net Interest Income— The following table summarizes the changes in net interest income for the six months ended June 30, 2007 and 2006:

Yields Earned on Mortgage Loans and Securities and Rates on Financial Arrangements

	2007			2006
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$981.7	$27,602	5.62%	$1,343.3	$34,050	5.03%
Amortization of net premium	$4.0	$(991)	(0.16)%	$6.0	$(998)	(0.15)%
Interest income/weighted average	$985.70	$26,611	5.46%	$1,349.3	$33,052	4.88%

Interest expense:
Investment securities and loans held in the securitization trusts	$928.3	$24,976	5.43%	$1,272.9	$26,438	4.13%
Subordinated debentures	$45.00	$1,776	7.94%	$45.0	$1,779	7.91%
Interest expense/weighted average	$973.30	$26,752	5.47%	$1,317.9	$28,217	4.26%
Net interest income/weighted average		$(141)	(0.01)%		$4,835	0.62%

Net Interest Income— The following table summarizes the changes in net interest income for the three months ended June 30, 2007 and 2006:

Yields Earned on Mortgage Loans and Securities and Rates on Financial Arrangements

	2007			2006
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$945.4	$13,388	5.77%	$1,213.6	$16,109	5.29%
Amortization of net premium	$3.2	$(490)	(0.22)%	$6.1	$(641)	(0.21)%
Interest income/weighted average	$948.6	$12,898	5.55%	$1,219.7	$15,468	5.08%

Interest expense:
Investment securities and loans held in the securitization trusts	$876.4	$11,892	4.04%	$1,138.0	$12,359	4.30%
Subordinated debentures	$45.0	$894	7.95%	$45.0	$894	7.95%
Interest expense/weighted average	$921.4	$12,786	5.55%	$1,183.0	$13,253	4.44%
Net interest income/weighted average		$112	0.00%		$2,215	0.64%

For our portfolio investments of investment securities, mortgage loans held for investment and mortgage loans held in securitization trusts, our net interest spread for each quarter since we began our portfolio investment activities follows:

As of the Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread

June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Comparative Expenses
	for the six months ended June 30,			for the three months ended June 30,
	2007	2006	% Change	2007	2006	% Change
Salaries and benefits	$496	$452	9.7%	$151	$202	(25.2)%
Marketing and promotion	62	34	82.4%	39	26	50.0%
Data processing and communications	93	119	(21.8)%	56	63	(11.1)%
Professional fees	205	365	(43.8)%	105	271	(61.3)%
Depreciation and amortization	149	127	17.3%	81	60	35.0%
Other	171	223	(23.3)%	97	136	(28.7)%
	$1,176	$1,320	(10.9)%	$529	$758	(30.2)%

The Company's expenses for the continuing operations decreased by $0.1 million for the period ending June 30, 2007 as compared to the same period of 2006, primarily due to a decrease in professional fees. The ongoing Company's expenses going forward will reflect the transition to a passive REIT from an active REIT strategy, including a significant reduction in headcount to 12 employees as of June 30, 2007 from 727 as of June 30, 2006. Certain ongoing expenses were included in the disconitnued operations through allocations and in the future will be included in continuing operations.

Discontinued Operation

	for the six months ended June 30,			for the three months ended June 30,
	2007	2006	% Change	2007	2006	% Change

Revenues:
Net interest income	$752	$2,328	(67.7)%	$156	$601	(74.0)%
Gain on sale of mortgage loans	2,550	10,051	(74.6)%	213	5,981	(96.4)%
Loan losses	(8,242)	—	—	(5,081)		—
Brokered loan fees	2,316	6,270	(63.1)%	181	3,493	(94.8)%
Gain on sale of retail lending segment	4,525	—	—	(635)		—
Other income (expense)	15	(480)	(103.1)%	(12)	174	(106.9)%
Total net revenues	$1,916	$18,169	(89.5)%	$(5,178)	$10,249	(150.5)%

Expenses:
Salaries, commissions and benefits	$6,084	$11,890	(48.8)%	$1,078	$5,799	(81.4)%
Brokered loan expenses	1,731	4,935	(64.9)%	8	2,767	(99.7)%
Occupancy and equipment	2,210	2,615	(15.5)%	898	1,290	(30.4)%
General and administrative	4,750	7,472	(36.4)%	1,856	3,335	(44.3)%
Total expenses	14,775	26,912	(45.1)%	3,840	13,191	(70.9)%
Loss before inomce tax benefit	(12,859)	(8,743)	47.1%	(9,018)	(2,942)	206.5%
Income tax benefit	—	4,579	(100.0)%		1,663	(100.0)%
Loss from discontinued operations - net of tax	$(12,859)	$(4,164)	208.8%	$(9,018)	$(1,279)	605.0%

The majority of the decreases are due to the Company's exit from the mortgage lending business in the first quarter of 2007. In addition, the Company experienced loan losses of $8.2 million and $5.1 million for the six and three months ending June 30, 2007 as compared to no losses during the previous respective periods. The Company recorded a net gain of $4.5 million for the sale of the retail segment during the six months ending June 30, 2007.

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

As of the date of this report, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. At June 30, 2007, we had cash balances of $1.9 million and outstanding repurchase agreements for $423.7 million. At June 30, 2007, we also have longer-term capital resources from CDOs outstanding of $465.8 million and from subordinated debt of $45.0 million.

We have arrangements to enter into repurchase agreements, a form of collateralized short-term borrowing, with 21 different financial institutions as of June 30, 2007. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  See "Market (Fair Value) Risk" under Item 3 of this Form 10-Q.  Interest rate changes can have a negative impact on the valuation of these securities reducing the amount we can borrow under these agreements.  Moreover because these lines of financing are not committed, meaning the counterparty can call the loan at any time, interest rate changes, concern regarding the fair value of our mortgage-backed securities portolio, and shared concerns in the credit markets may lead to margin calls initiated by the repurchase agreement providers. External disruptions to credit markets might also impair access to additional liquidity.  See "Risk Factors" relating to liquidity under Part II, Item 1A of this Form 10-Q and "Liquidity and Funding Risk" under Item 3 of this Form 10-Q for a discussion of additional risks and uncertainties relating to our liquidity.

Subsequent to June 30, 2007, the market for short-term collateralized borrowing through repurchase agreements has tightened considerably, primarily as a result of the fall-out from increasing defaults in the sub-prime mortgage market and losses incurred at a number of larger companies in the mortgage industry.  At June 30, 2007, we had outstanding balances under repurchase agreements with seven different counterparties and, as of the date of this report, we have been successful at resetting all outstanding balances under our various repurchase agreements as they have become due.  In the event a counterparty elected to not reset the outstanding balance into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance.  If we are unable to secure financing from another counterparty and surrender the collateral, we would expect to incur a significant loss.  Although we presently expect the short-term collateralized borrowing markets to continue providing us with necessary financing through repurchase agreements, we cannot assure you that this form of financing will be available to us in the future on comparable terms, if at all.

Our investments and assets will also generate liquidity on an ongoing basis through mortgage principal and interest payments, pre-payments and net earnings held prior to payment of dividends. Should our liquidity needs ever exceed the on-going or immediate sources of liquidity discussed above, we believe that our securities could be sold to raise additional cash. Such sales might occur at prices lower than the carrying value of the assets, which would result in losses.

To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. At June 30, 2007, our leverage ratio, defined as total financing facilities outstanding divided by total stockholders' equity was 16 to 1. We, and the providers of our finance facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at June 30, 2007 as a form of equity which would result in an adjusted leverage ratio of 9 to 1.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At June 30, 2007 we had $275.0 million in interest rate swaps outstanding with two different financial institutions. The weighted average maturity of the swaps was 530 days at June 30, 2007. The impact of the interest swaps extends the maturity of the repurchase agreements to 12 months.

On July 3, 2007, the Company’s board of directors elected to omit a dividend for the 2007 second quarter. The board of director’s decision reflected the Company’s focus on elimination of operating losses through the sale of the mortgage lending businesses with a view to conserving capital to build future earnings from our portfolio management operations. The Company’s board of directors will continue to evaluate the Company's dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when the board of directors declares a dividend. Including this omitted dividend, during the six months ended June 30, 2007, we distributed approximately $1.8 million in common stock dividends.

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

Repurchase requests from mortgage loan investors are an important factor affecting our liquidity. Repurchase requests predominately result from early payment defaults (“EPDs”) (i.e., where the borrowers have not timely made some or all of their first three mortgage payments) or in the event of a breach of a representation, warranty or covenant under the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan and reselling it at a loss, more recently we have addressed these requests by negotiation of a net cash settlement amount payable to the investor in lieu of repurchasing the loans. Repurchase demands increased during the three months ended June 30, 2007 to an aggregate of approximately $25.2 million, as compared to $14.3 million for the three months ended March 31, 2007. As of August 6, 2007 approximately 52% of all repurchase demands were settled and we are in negotiations regarding settlement of substantially all remaining repurchase demands. We cannot assure that we will be successful in settling these remaining repurchase demands on favorable terms, or at all. If the Company cannot continue to resolve its current repurchase demands through negotiated net cash settlements, the Company’s liquidity could be adversely affected. In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

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

Management recognizes the following primary risks associated with our business and the industry in which we conduct business:

•	Interest rate risk

•	Market (fair value) risk

•	Credit spread risk

•	Liquidity and funding risk

•	Prepayment risk

•	Credit risk

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

Based on the results of this model, as of June 30, 2007, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 30-35 basis points as compared to our base line projections over the next year.

The following tables set forth information about financial instruments (dollar amounts in thousands):

	June 30, 2007
	Notional Amount	Carrying Amount	Estimated Fair Value

Continuing Operations:
Investment securities available for sale	$458,103	$454,935	$454,935
Mortgage loans held in the securitization trusts	502,222	504,522	499,289
Commitments and contingencies:
Interest rate swaps	275,000	798	798
Interest rate caps	$1,446,891	$1,688	$1,688
	December 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value

Continuing Operations:
Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in the securitization trusts	584,358	588,160	582,504
Commitments and contingencies:
Interest rate swaps	285,000	621	621
Interest rate caps	$1,540,518	$2,011	$2,011

The impact of changing interest rates may be mitigated by portfolio prepayment activity that we closely monitor and the portfolio funding strategies we employ. First, our floating rate borrowings may react to changes in interest rates before our adjustable rate assets because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the adjustable rate assets. Second, interest rates on adjustable rate assets may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Third, our adjustable rate assets typically lag changes in the applicable interest rate indices by 45 days, due to the notice period provided to adjustable rate borrowers when the interest rates on their loans are scheduled to change.

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

Market (Fair Value) Risk

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of June 30, 2007 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimate of future cash flows, future expected loss experience and other factors.

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

The fair value of mortgage loans held for investment are determined by the loan pricing sheet which is based on internal management pricing and third party competitors in similar products and markets.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years - a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of June 30, 2007. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of June 30, 2007.

The use of hedging instruments is a critical part of our interest rate risk management strategies, and the effects of these hedging instruments on the market value of the portfolio are reflected in the model's output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the re-pricing of the interest rate of ARM Assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded. The duration calculated from this model is a key measure of the effectiveness of our interest rate risk management strategies.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Net Portfolio Duration
June 30, 2007

Basis point increase
	Base	+100	+200

Mortgage Portfolio	0.81 years	1.01 years	1.21 years
Borrowings (including hedges)	0.37 years	0.37 years	0.37 years
Net	0.44 years	0.64 years	0.84 years

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

There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of ARM products, the availability of ARM products, and the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds and management's investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our ARM Assets in determining the earnings at risk.

Credit Spread Risk

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

Liquidity and Funding Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, margin requirements fund and maintain investments, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating. It is our policy to have adequate liquidity at all times. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

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

For the six and three months ended June 30, 2007, our mortgage assets paid down at an approximate average annualized constant paydown rate (“CPR”) of 20% and 21%, respectively, compared to 19% and 20%, respectively, for the comparable periods in 2006 and 19% for the year ended December 31, 2006. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

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

Our mortgage loans held in securitization are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing. In addition, in the supply constrained housing markets we focus on, housing values tend to be high and, generally, underwriting standards for higher value homes require lower LTVs and thus more owner equity further mitigating credit risk. For our mortgage securities that are purchased, we rely on the Fannie Mae, Freddie Mac, Ginnie Mae and AAA-rating of the securities supplemented with additional due diligence.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures— We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting— Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007, we identified a material weakness in our internal control over financial reporting as of December 31, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified was an inadequacy in the operation of our control activities involving the completion and review of the accounting period closing process. The sale of substantially all of the operating assets of our mortgage lending platform to IndyMac Bank, F.S.B., which closed as of March 31, 2007, significantly increased the workload demands of the existing accounting staff, thereby disrupting the timely completion and review of the accounting period closing process. In addition, in connection with the uncertainty of the consummation and effect of the Indymac transaction, the accounting department was affected by the departure of certain key accounting personnel during this time. The increased workload and decreased staff levels resulted in a significant number of post-closing journal entries and contributed to a request for additional time to file our Annual Report on Form 10-K.

In making our assessment of the internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2006. At March 31, 2007, due to post-closing transition requirements related to the IndyMac transaction, we determined that the material weakness had not yet been remediated. Although we believe the actions and events outlined below have improved our internal controls, we determined that the material weakness had not been remediated at June 30, 2007.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our quarterly report on Form 10-Q for the three months ended March 31, 2007 during the first and second quarter of 2007, our management actively assessed our accounting needs to determine appropriate staffing levels. Subsequent to March 31, 2007, management identified and engaged certain accounting consultants to perform the functions of controller for the Company. In addition, with the completion of substantially all of the post-closing requirements related to the IndyMac transaction the workload demands on our accounting staff and disruptions to the accounting period closing process have been greatly reduced. Management believes that our internal controls have improved as a result of these actions and events and will continue to assess the Company’s accounting needs and take such steps as necessary to maintain effective controls.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On December 13, 2006, Steven B. Yang and Christopher Daubiere (“Plaintiffs”), filed suit in the United States District Court for the Southern District of New York (the “Court”) against NYMC and our Company alleging that we failed to pay them, and similarly situated employees, overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York state law. Plaintiffs, who are former employees in our discontinued Mortgageline division, purport to bring a FLSA "collective action" on behalf of similarly situated loan officers in our now discontinued mortgage lending operations, and are seeking unspecified amounts for alleged unpaid overtime wages, liquidated damages, attorney's fees and costs. As of July 31, 2007, Plaintiffs had yet to apply to the Court for permission to certify the class or send notice of the collective action to prospective collective action members.

We are currently engaged in discovery and continue to investigate Plaintiffs’ claims.

This case involves complex issues of law and fact and has not yet progressed to the point where the Company can: (1) predict its outcome; (2) precisely estimate damages that might result from such case due to the uncertainty of the class certification and the number of potential participants in any class that may be certified; or (3) predict the effect that final resolution of this litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse. After consulting with counsel, the Company believes that it has defenses to the claims against it in these cases and is vigorously defending these proceedings.

Item 1A. Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Possible market developments could reduce the amount of liquidity available to us and could cause our lenders to require us to pledge additional assets as collateral. If we are unable to obtain sufficient short-term financing or our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time.

Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related assets in which our portfolio is concentrated may reduce the market value of our portfolio, which may reduce the amount of liquidity available to us or may cause our lenders to require additional collateral. If we are unable to obtain sufficient short-term financing or our lenders start to require additional collateral, we may be compelled to liquidate our assets at a disadvantageous time, thus harming our operating results, net profitability and ability to make distributions to you.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

Our common stock could be delisted by the New York Stock Exchange if we do not comply with its continued listing standards.

Our common stock is listed on the New York Stock Exchange, or NYSE. Under the NYSE's current listing standards, we are required to have market capitalization or shareholders' equity of more than $25 million in order to maintain compliance with continued listing standards. Failure to have average market capitalization of more than $25 million over 30 consecutive trading days will result in our immediate delisting from the NYSE. As of and including August 8, 2007, our market capitalization has been less than $25 million for 10 consecutive trading days, commencing on July 26, 2007. As of August 8, 2007, our market capitalization was approximately $18.2 million. We cannot assure you that our average market capitalization over 30 consecutive days will exceed $25 million in the near future or that we can continue to comply with the listing procedures and that the NYSE will maintain our listing in the future. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE's continued listing criteria in the foreseeable future, we will seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.

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

The Company’s liquidity may be adversely affected by margin calls under its repurchase agreements because they are dependent in part on the lenders’ valuation of the collateral securing the financing.

Each of these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When the Company is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm the Company’s liquidity, results of operation, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition.

The Company’s loan delinquencies may increase as a result of significantly increased monthly payments required from ARM borrowers after the initial fixed period.

Scheduled increase in monthly payments on adjustable rate mortgage loans may result in higher delinquency rates on mortgage loans and could have a material adverse affect on our net income and results of operations. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

We may be required to repurchase loans if we breached representations and warranties from loan sale transactions, which could harm our profitability and financial condition.

Loans from our discontinued mortgage lending operations are sold to third parites under agreements with numerous representations and warranties regarding the manner in which the loan was originated, the property securing the loan and the borrower. If these representations or warranties are found to have been breached, we may be required to repurchase such loan. We may be forced to resell these repurchased loans at a loss, which could harm our profitability and financial condition.

We may incur increased borrowing costs related to repurchase agreements and that would harm our profitability.

Currently, a significant portion of our borrowings are collateralized borrowings in the form of repurchase a agreements. If the interest rates on these agreements increase, that would harm our profitability.

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our mortgage-related assets.

Because assets we acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

We bear the risk of being unable to dispose of our mortgage-related assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. As a result, the illiquidity of mortgage-related assets may cause us to lose profits and the ability to earn capital gains.

We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to them in the future.

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described in this annual report on Form 10-K. On July 23, 2007, our board of directors elected to omit declaring and paying a dividend to common stockholders for the 2007 second quarter.  The board of directors' decision reflected the company's focus on elimination of operating losses through the sole of our mortgage lending business with a view to conserving capital to build future earnings from our portfolio management operations.  All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2007 annual meeting of stockholders on June 14, 2007. The following are the matters considered and voted upon at the annual meeting:

Election of Directors

Name	Term Expires	Number of Shares For	Number of Shares Withheld

David A. Akre	2008	16,041,745	593,478
David R. Bock	2008	16,039,188	596,035
Alan L. Hainey	2008	16,041,912	593,281
Steven G. Norcutt	2008	15,715,337	919,886
Mary Dwyer Pembroke	2008	16,042,537	592,686
Steven B. Schnall	2008	15,715,844	919,379
Jerome F. Sherman	2008	15,904,732	730,491
Steve R. Mumma.	2008	15,711,606	923,617
Thomas W. White, Jr.	2008	16,036,744	598,479

Stockholders also ratified and approved the appointment of Deloitte & Touche LLP as the Company's independent registered pubic accounting firm for the fiscal year ending December 31, 2007: 16,179,187 shares voted in favor; 202,730 shares voted against and 253,305 shares abstained.

Item 5. Other Information

On each of April 15, 2007 and June 30, 2007, the Company paid a cash retention bonus of $25,000 to A. Bradley Howe, Senior Vice President and General Counsel of the Company, in connection with Mr. Howe's continued employment by the Company through the closing of the sale of the Company's retail mortgage lending platform assets to Indymac and the close of the 2007 second quarter.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 10, 2007	By:	/s/ David A. Akre
David A. Akre Co-Chief Executive Officer

Date: August 10, 2007	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant's Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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

10.1	Amendment No. 2 to Employment Agreement between New York Mortgage Trust, Inc. and Steven R. Mumma dated March 31, 2007.*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith