Form 10-Q
period 2007-09-30
NEW YORK MORTGAGE TRUST INC
filed 2007-11-14
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐   No ☒

The number of shares of the registrant's common stock, par value $.01 per share, outstanding on November 5, 2007 was 3,640,209.

NEW YORK MORTGAGE TRUST, INC.
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$11,144	$969
Restricted cash	6,030	3,151
Investment securities - available for sale	359,872	488,962
Accounts and accrued interest receivable	4,915	5,189
Mortgage loans held in securitization trusts	458,968	588,160
Prepaid and other assets	2,411	20,951
Derivative assets	977	2,632
Property and equipment (net)	76	89
Assets related to discontinued operation	9,883	212,805
Total Assets	$854,276	$1,322,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$327,877	$815,313
Collateralized debt obligations	444,204	197,447
Derivative liabilities	1,601	-
Accounts payable and accrued expenses	5,003	5,871
Subordinated debentures	45,000	45,000
Liabilities related to discontinued operation	5,600	187,705
Total liabilities	829,285	1,251,336
Commitments and Contingencies (note 9)
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 3,635,854 shares issued and outstanding at September 30, 2007 and 3,665,037 shares issued and 3,615,576 outstanding at December 31, 2006	36	37
Additional paid-in capital	99,277	99,655
Accumulated other comprehensive loss	(10,930)	(4,381)
Accumulated deficit	(63,392)	(23,739)
Total stockholders' equity	24,991	71,572
Total Liabilities and Stockholders' Equity	$854,276	$1,322,908

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Interest income investment securities and loans held in securitization trusts	$12,376	$16,998	$38,987	$50,050
Interest expense investment securities and loans held in securitization trusts	11,212	15,882	36,188	42,320
Net interest income from investment securities and loans held in securitization trusts	1,164	1,116	2,799	7,730
Interest expense - subordinated debentures	895	877	2,671	2,656
Net interest income	269	239	128	5,074
OTHER EXPENSE:
Realized (loss)/gain on sale of investment securities	(1,013)	440	(4,834)	(529)
Loan loss reserve on loans held in securitization trusts	(99)	-	(1,039)
Total other (expense) income	(1,112)	440	(5,873)	(529)
EXPENSES:
Salaries and benefits	178	166	674	618
Marketing and promotion	37	20	99	54
Data processing and communications	50	58	143	177
Professional fees	266	82	471	447
Depreciation and amortization	93	131	242	398
Allowance for deferred tax asset	18,352	-	18,352	-
Other	222	(46)	393	177
Total expenses	19,198	411	20,374	1,871
(LOSS) INCOME FROM CONTINUING OPERATIONS	(20,041)	268	(26,119)	2,674
Loss from discontinued operation - net of tax	(675)	(4,136)	(13,534)	(8,160)
NET LOSS	$(20,716)	$(3,868)	$(39,653)	$(5,486)
Basic and diluted loss per share	$(5.70)	$(1.07)	$(10.94)	$(1.53)
Weighted average shares outstanding-basic and diluted	3,636	3,605	3,625	3,595

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	For the Nine Months Ended September 30, 2007
	Common Stock	Additional Paid-In Capital	Stockholders' Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
	(dollar amounts in thousands)
	(unaudited)
Balance, January 1, 2007 - Stockholders' Equity	$37	$99,655	$(23,739)	$(4,381)		$71,572
Net loss			(39,653)		$(39,653)	(39,653)
Dividends declared		(909)				(909)
Vested restricted stock	(1)	531				530
Increase in net unrealized loss on available for sale securities				(3,891)	(3,891)	(3,891)
Increase in net unrealized gain on derivative instruments				(2,658)	(2,658)	(2,658)
Comprehensive loss					$(46,202)
Balance, September 30, 2007 - Stockholders' Equity	$36	$99,277	$(63,392)	$(10,930)		$24,991

See notes to consolidated financial statements.

)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(dollar amounts in thousands) (unaudited)
Cash Flows from Operating Activities:
Net loss	$(39,653)	$(5,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	683	1,625
Amortization of premium on investment securities and mortgage loans	1,602	1,962
Purchase of mortgage loans held for sale	-	(222,907)
Origination of mortgage loans held for sale	(300,863)	(1,402,457)
Proceeds from sales of mortgage loans	398,807	1,621,438
Restricted stock compensation expense	529	734
Loss on sale of securities and related hedges	4,834	529
Loss on sale of securitized loans	-	747
Gain on sale of retail lending segment	(4,525)	-
Allowance for deferred tax asset / tax (benefit)	18,352	(8,494)
Change in value of derivatives	550	110
Minority interest expense	12	(30)
Loan losses	6,648	3,289
Loss on disposal of fixed assets	505	-
Changes in operating assets and liabilities:
Due from loan purchasers	88,351	(11,137)
Escrow deposits - pending loan closings	3,814	(188)
Accounts and accrued interest receivable	2,183	5,610
Prepaid and other assets	2,526	(3,036)
Due to loan purchasers	(11,721)	8,875
Accounts payable and accrued expenses	(4,116)	(6,802)
Other liabilities	(131)	(385)
Net cash provided by (used in) operating activities:	168,387	(16,003)

Cash Flows from Investing Activities:
Restricted cash	(2,879)	3,489
Net purchase of investment securities	14,942	(388,398)
Proceeds from sale of retail lending platform	12,936	452,780
Principal repayments received on mortgage loans held in securitization trusts	127,301	151,450
Principal paydown on investment securities	104,875	126,203
Purchases of property and equipment	(396)	(1,373)
Disposal of fixed assets	485	-
Net cash provided by investing activities	257,264	344,151

Cash Flows from Financing Activities:
Repurchase of common stock	-	(300)
Change in financing arrangements	(413,650)	(321,120)
Dividends paid	(1,826)	(8,947)
Capital Contributions from minority interest member	-	42
Net cash used in financing activities	(415,476)	(330,325)

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	For the Nine Months Ended September 30,
	2007	2006
	(dollar amounts in thousands)
	(unaudited)
Net Increase (Decrease) in Cash and Cash Equivalents	10,175	(2,177)
Cash and Cash Equivalents - Beginning of Period	969	9,056
Cash and Cash Equivalents - End of Period	$11,144	$6,879

Supplemental Disclosure
Cash paid for interest	$41,338	$68,398
Non Cash Financing Activities
Dividends declared to be paid in subsequent period	$-	$2,566

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

1.	Summary of Significant Accounting Policies

Organization- New York Mortgage Trust, Inc. (“NYMT” or the “Company”) is a self-advised real estate investment trust ("REIT") that invests in and manages a portfolio of mortgage loans and mortgage-backed securities.

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

Until March 31, 2007, the company operated a mortgage lending business through its wholly-owned subsidiary, Hypotheca Capital, LLC (formerly known as The New York Mortgage Company, LLC) (“HC”).

On March 31, 2007, we completed the sale of substantially all of the operating assets related to HC's retail mortgage lending platform to IndyMac Bank, F.S.B. (“Indymac”), a wholly-owned subsidiary of Indymac Bancorp, Inc. On February 22, 2007, we completed the sale of substantially all of the operating assets related to HC's wholesale mortgage lending platform to Tribeca Lending Corp. (“Tribeca Lending”), a wholly-owned subsidiary of Franklin Credit Management Corporation.

Subsequent to its exit from the mortgage origination business, the Company has continued the process of exploring strategic alternatives while continuing its passive REIT strategy. There can be no assurances that the Company will be successful in entering into a strategic alternative. Should the Company be unsuccessful in doing so, it will operate at a higher expense ratio relative to its peers, and will have to reevaluate its long term viability.

In connection with the sale of the assets of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of the assets of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to the discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac or Tribeca Lending, will become part of the ongoing operations of NYMT and accordingly, have not been classified as a discontinued operation in accordance with the provisions of SFAS No. 144. (See note 8)

While the Company sold substantially all of the assets of its wholesale and retail mortgage lending platforms and exited the mortgage lending business as of March 31, 2007, it retains certain liabilities associated with that former line of business. Among these liabilities are the costs associated with the disposal of the mortgage loans held for sale, potential repurchase and indemnification obligations (including early payment defaults) on previously sold mortgage loans and remaining lease payment obligations on real and personal property not assigned as part of those transactions.

Basis of Presentation- The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications. In addition, certain previously reported discontinued operation balances have been reclassified to continuing operations, including $1.1 million in restricted cash, a $1.0 million derivative asset balance related to interest rate caps, $0.1 million in property and equipment net and $0.3 million in accounts payable and accrued expenses.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2007 and results of operations for all periods presented have been made. The results of operations for the nine-month period ended September 30, 2007 should not be construed as indicative of the results to be expected for the full year.

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

The Board of Directors declared a one for five reverse stock split of our common stock, providing shareholders of record as of October 9, 2007, with one share of common stock for each five shares owned of record as of October 7, 2007 (the "Reverse Stock Split"). The reduction in shares resulting from the reverse stock split was effective on October 9, 2007, decreasing the number of common shares outstanding to approximately 3.6 million. Prior year share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.

Cash and Cash Equivalents- Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash- Restricted cash includes amounts held by counterparties as collateral for hedging instruments, amounts held as collateral for two letters of credit related to the Company's lease of office space, including its corporate headquarters and amounts held in an escrow account to support warranties and indemnifications related to the sale of the retail mortgage lending platform to Indymac.

Investment Securities - Available for Sale- The Company's investment securities are residential mortgage-backed securities comprised of Fannie Mae (“FNMA”), Freddie Mac (“FHLMC” and together with FNMA, referred to as “Agency”) securities and “AAA”- rated adjustable-rate securities, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain on sale of securities and related hedges. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

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

Accounts and Accrued Interest Receivable- Accounts and accrued interest receivable includes accrued interest receivable for investment securities and mortgage loans held in securitization trusts.

Mortgage Loans Held in Securitization Trusts- Mortgage loans held in securitization trusts are certain first-lien adjustable rate mortgage (“ARM”) loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are recorded at amortized cost, using the same accounting principles as those used for mortgage loans held for investment.  (see note 3)  From time to time the Company may sell certain securities from its securitizations resulting in a permanent financing. See Collateralized Debt Obligations below for further description.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

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

Loan Loss Reserves on Mortgage Loans Held in Securitization Trusts- We establish a reserve for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of mortgage loans held in securitization trusts.

Loss estimations involve the consideration of various credit-related factors including but not limited to, macro-economic conditions, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's credit and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the value of the property. We utilize various internet based property data services to look at comparable properties in the same area or consult with a realtor in the property's area to determine the property’s value.

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 68% of the property's value. This estimate is based on management's long term experience in similar market conditions. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 68% of the property value and compare that to the current balance of the loan. The difference, determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances, including the uncertain market conditions that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

At September 30, 2007, we had a loan loss reserve of $1.0 million on mortgage loans held in securitization trusts. (see note 3)

Property and Equipment (Net)- Property and equipment have lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. (see note 4)

Financing Arrangements, Portfolio Investments- Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by portfolio securities on the balance sheet. Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense. (see note 6)

Collateralized Debt Obligations- CDOs are securities that are issued and secured by first-lien ARM loans. For financial reporting purposes, the first-lien ARM loans held as collateral are recorded as assets of the Company and the CDO is recorded as the Company's debt. Our CDO securitization transactions include interest rate caps which are held by the securitization trust and recorded as an asset or liability of the Company. (see note 7)

The Company, as transferor, securitizes mortgage loans and securities by transferring the loans or securities to entities (“Transferees”) which generally qualify under GAAP as “qualifying special purpose entities” (“QSPE's”) as defined under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of FASB Statement No. 125 (“Off Balance Sheet Securitizations”)”. The QSPEs issue investment grade and non-investment grade securities. Generally, the investment grade securities are sold to third party investors, and the Company retains the non-investment grade securities. If a transaction meets the requirements for sale recognition under GAAP, and the Transferee meets the requirements to be a QSPE, the assets transferred to the QSPE are considered sold, and gain or loss is recognized. The gain or loss is based on the price of the securities sold and the estimated fair value of any securities and servicing rights retained over the cost basis of the assets transferred net of transaction costs. If subsequently the Transferee fails to continue to qualify as a QSPE, or the Company obtains the right to purchase assets out of the Transferee, then the Company may have to include in its financial statements such assets, or potentially, all the assets of such Transferee.

Derivative Financial Instruments- The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage-backed securities investment activities.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

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

Interest Rate Risk- The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate (London Interbank Offered Rate (“LIBOR”) or a Treasury rate).

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
September 30, 2007
(unaudited)

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

Termination of Hedging Relationships- The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item.

Additionally, the Company may elect to un-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes recorded in current earnings.

Other Comprehensive Income- Other comprehensive income is comprised primarily of the impact of changes in value of the Company's available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Employee Benefits Plans- The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The plan provides that the Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company's contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company's total contributions to the Plan were $18,495 and $0.3 million for the nine month periods ended September 30, 2007 and 2006 respectively.

Stock Based Compensation- The Company accounts for its stock options and restricted stock grants in accordance with SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which requires all companies to measure compensation costs for all share-based payments, including employee stock options, at fair value. (see note 14)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Income Taxes- The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of the Company's tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.  (see note 12)

HC is a taxable REIT subsidiary and therefore, is subject to corporate Federal income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has fully reserved its deferred tax asset at September 30, 2007 due to the uncertainty surrounding the asset's utilization.

Earnings Per Share- Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. (see note 15)

Loan Loss Reserves on Repurchase Requests and Mortgage Under Indemnification Agreements- (Discontinued operation - See note 8) We establish reserves for loans we have been requested to repurchase from investors and for loans subject to indemnification agreements. Generally loans wherein the borrowers do not make each of all the first three payments to the new investor once the loan has been sold, require us, under the terms of purchase and sale agreement entered into with the investor, to repurchase the loan. During the three month period ended September 30, 2007, we received $1.0 million of new repurchase requests, while $0.5 million of existing repurchase requests were rescinded.

During the three months ended September 30, 2007, we eliminated $18.4 million in repurchase requests by entering into settlement and release agreements with the parties requesting the repurchases. The settlements provided for a payment of a negotiated amount taking into account the loss incurred or otherwise borne by the loan purchaser in return for the elimination of the repurchase request, and in a majority of the cases, a release from all future claims due to EPDs, quality control issues, and indemnification obligations. As of September 30, 2007, we had $7.3 million in outstanding repurchase requests and a reserve of $0.6 million.

From time to time, as an alternative to repurchasing loans, we sign indemnification agreements with loan investors. Generally these agreements specify that if a loan goes delinquent and the investor realizes a loss as a result of foreclosure, the Company will reimburse the investor for their loss. As of June 30, 2007, we had outstanding indemnification agreements on $7.4 million of mortgage loans, against which the Company had taken a reserve of $0.4 million. During the three months ended September 30, 2007, we entered into no new indemnification agreements and eliminated $5.3 million in existing indemnification obligations by entering into settlement and release agreements with the parties pertaining to repurchase requests. As of September 30, 2007, we had outstanding indemnification agreements on $2.1 million of mortgage loans, against which the Company maintained a reserve of $0.4 million.

At September 30, 2007, we had $9.6 million of loans held for sale of which we had a loan loss reserve of $1.6 million. All of these items are included in discontinued operations. We had incurred $8.4 million of loan losses for the nine months ended September 30, 2007 as compared to $4.1 million for the same period for 2006. In addition, the Company incurred $0.2 million of loan losses for the three months ended September 30, 2007 as compared to $4.1 million for the same period in 2006.

    Recent Accounting Pronouncements- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS No.157 beginning January 1, 2008. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

 In June 2007, the AICPA issued SOP No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In October of 2007, the provisions of SOP 07-1 were deferred indefinitely. The Company has not determined whether or not SOP 07-1 will have an impact if it is ultimately implemented.

2. Investment Securities Available for Sale

Investment securities available for sale consist of the following as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	September 30, 2007	December 31, 2006

Amortized cost	$367,578	$492,777
Gross unrealized gains	47	623
Gross unrealized losses	(7,753)	(4,438)
Fair value	$359,872	$488,962

The Company sold approximately $246.9 million of non-Agency ARM securities, including $225.4 million of lower yielding non-Agency ARM securities previously designated as impaired, with a reserve of $3.8 million. The Company incurred an additional net loss of $1.0 million in the sale of the incremental $21.5 million in securities.

As of September 30, 2007 and the date of this filing, we have the intent, and believe we have the ability, to hold our portfolio of securities which are currently in unrealized loss positions until recovery of their amortized cost, which  may be until maturity.  Given the uncertain state of the market for such securities, should conditions change that would require us to sell securities at a loss, we may no longer be able to assert that we have the ability to hold our remaining securities until recovery, and we would then be required to record impairment charges related to these securities. Substantially all of the Company's investment securities available for sale are pledged as collateral for borrowings under financing arrangements. (see note 6)

All securities held in Investment Securities Available for Sale, including Agency, investment and non-investment grade securities, are based on unadjusted price quotes for similar securities in active markets obtained from independent dealers.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at September 30, 2007 (dollar amounts in thousands):

	September 30, 2007
	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO floaters	$326,422	6.53%	$-	-	$-	-	$326,422	6.53%
Non-Agency floaters	29,813	6.01%	-	-	-	-	29,813	6.01%
NYMT retained securities	2,175	6.37%	-	-	1,462	14.32%	3,637	10.82%
Total/Weighted average	$358,410	6.48%	$-	-	$1,462	14.32%	$359,872	6.54%

The NYMT retained securities includes $1.5 million of residual interests related to the NYMT 2006-1 transaction.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2006 (dollar amounts in thousands):

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

	December 31, 2006
	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO floaters	$163,898	6.40%	$-	-	$-	-	$163,898	6.40%
Non-Agency floaters	22,284	6.46%	-	-	-	-	22,284	6.46%
Non-Agency ARMs	16,673	5.60%	78,565	5.80%	183,612	5.64%	278,850	5.68%
NYMT retained securities	6,024	7.12%	-	-	17,906	7.83%	23,930	7.66%
Total/Weighted average	$208,879	6.37%	$78,565	5.80%	$201,518	5.84%	$488,962	6.06%

The following tables present the Company's investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	September 30, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency REMIC CMO floaters	$262,161,	$5,064	$57,925	$1,533	$320,086	$6,597
Non-Agency floaters	26,231	514	3,582	56	29,813	570
Non-Agency ARMs	-	-	-	-	-	-
NYMT retained securities	-	-	3,637	586	3,637	586
Total	$288,392	$5,578	$65,144	$2,175	$353,536	$7,753

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency REMIC CMO floaters	$966	$2	$1,841	$4	$2,807	$6
Non-Agency floaters	22,284	80	-	-	22,284	80
Non-Agency ARMs	30,385	38	248,465	4,227	278,850	4,265
NYMT retained securities	7,499	87	-	-	7,499	87
Total	$61,134	$207	$250,306	$4,231	$311,440	$4,438

3. Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	September 30, 2007	December 31, 2006

Mortgage loans principal amount	$457,057	$584,358
Deferred origination costs – net	2,922	3,802
Reserve for loan losses	(1,011)	-
Total mortgage loans held in securitization trusts	$458,968	$588,160

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

All of the Company's mortgage loans held in securitization trusts are pledged as collateral for the collateralized debt obligation (see note 7). The Company’s net investment in the loans held in securitization trusts, or the difference between the purchase cost of the loans and the amount of collateralized debt obligations outstanding, was $15.8 million, of which the Company had a $1.0 million reserve.

The following tables set forth delinquent loans in our portfolio as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

September 30, 2007
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$246	0.05%
61-90	2	1,131	0.25%
90+	10	$7,604	1.66%

As of September 30, 2007, we had no real estate owned through foreclosure (REO).

December 31, 2006
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio

30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	4	5,819	0.99%
REO	1	$625	0.11%

Delinquencies on loans held in securitization trusts increased from December 31, 2006 to September 30, 2007 by approximately 0.91%, while REO decreased to zero during the same period. This trend is primarily due to the increasing age of the loans held in securitization trusts, a deteriorating real estate market as evidenced by increased number of homes listed for sale, decreased appreciation rates for home prices, and in certain markets, deteriorating home prices.

4. Property and Equipment - Net

Property and equipment - net consists of the following as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	September 30, 2007	December 31, 2006

Office and computer equipment	$175	$156
Furniture and fixtures	152	147
Total equipment, furniture and fixtures	327	303
Less: accumulated depreciation	(251)	(214)
Property and equipment - net	$76	$89

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

The following table summarizes the estimated fair value of derivative assets and liabilities as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	September 30, 2007	December 31, 2006
Derivative Assets:
Interest rate caps	$977	$2,011
Interest rate swaps	-	621
Total derivative assets	$977	$2,632

Derivative Liabilities:
Interest rate swaps	$1,601	$-
Total derivative assets	$1,601	$-

The notional amounts of the Company's interest rate swaps and interest rate caps as of September 30, 2007 were $220.0 million and $783.3 million, respectively.

The notional amounts of the Company's interest rate swaps and interest rate caps as of December 31, 2006 were $285.0 million and $1.5 billion, respectively.

The Company estimates that over the next twelve months, approximately $0.2 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated OCI into earnings.

6. Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and certain mortgage loans held in the securitization trusts not financed by collateralized debt obligations. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At September 30, 2007, the Company had repurchase agreements with an outstanding balance of $327.9 million and a weighted average interest rate of 5.28%. As of December 31, 2006, the Company had repurchase agreements with an outstanding balance of $815.3 million and a weighted average interest rate of 5.37%. At September 30, 2007 and December 31, 2006, securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $349.6 million and $850.6 million, respectively. In August 2007, the Company entered into a six month repurchase agreement with Credit Suisse totaling approximately $102.2 million. The repurchase agreement will mature in February 22, 2008 with interest rates to reset monthly. All outstanding borrowings under other repurchase agreements mature within 30 days. The average days to maturity for all repurchase agreements is 56 days. In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, and result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of September 30, 2007 and December 31, 2006 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	September 30, 2007	December 31, 2006

Barclays	$105,489	$-
Countrywide Securities Corporation	-	168,217
Credit Suisse	102,242	-
Goldman, Sachs & Co.	68,601	121,824
HSBC	51,545	-
J.P. Morgan Securities Inc.	-	33,631
Nomura Securities International, Inc.	-	156,352
SocGen/SG Americas Securities	-	87,995
West LB	-	247,294
Total financing arrangements, portfolio investments	$327,877	$815,313

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

 During the third quarter, the availability of short-term collateralized borrowing through repurchase agreements worsened considerably, primarily as a result of the fall-out from increasing defaults in the sub-prime mortgage market and losses incurred at a number of larger companies in the mortgage industry. The Company sold approximately $21.5 million in non-Agency securities as a result of an inability to obtain financing, resulting in a net loss of $1.0 million. At September 30, 2007, we had outstanding balances under repurchase agreements with four different counterparties and, as of the date of this report, we have been successful at resetting all outstanding balances under our various repurchase agreements. In the event a counterparty elected to not reset the outstanding balance into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance. If we are unable to secure financing from another counterparty and as a result surrender the collateral, we would expect to incur a loss. Although we presently expect the short-term collateralized borrowing markets to continue providing us with necessary financing through repurchase agreements, we cannot assure you that this form of financing will be available to us in the future on comparable terms, if at all.

7. Collateralized Debt Obligations

The Company had CDOs outstanding of $444.2 million with a weighted average interest rate of 5.51% as of September 30, 2007 and $197.4 million with a weighted average interest rate of 5.72% as of December 31, 2006. The CDOs include amortizing interest rate cap contracts with a notional amount of $303.8 million as of September 30, 2007 and a notional amount of $187.5 million as of December 31, 2006, which were recorded as an asset of the Company. The Company's CDOs are secured by ARM loans pledged as collateral which are recorded as an asset of the Company. The pledged ARM loans included in mortgage loans held in securitization trust had a principal balance of $457.1 million and $204.6 million at September 30, 2007 and December 31, 2006, respectively.

8. Discontinued Operation

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending segment as a discontinued operation in accordance with the provisions of SFAS No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac, will become part of the ongoing operations of NYMT and accordingly, we have not included these items as part of the discontinued operation in accordance with the provisions of SFAS No. 144.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Balance Sheet

The following tables indicate a significant decline in the assets and liabilities related to the discontinued operation from December 31, 2006 to September 30, 2007, as the Company exited from the mortgage lending business at the end of March 2007.

The components of Assets related to the discontinued operation as of September 30, 2007 and December 31, 2006 are as follows (dollar amounts in thousands):

	September 30, 2007	December 31, 2006

Due from loan purchasers	$-	$88,351
Escrow deposits-pending loan closings	-	3,814
Accounts and accrued interest receivable	579	2,488
Mortgage loans held for sale (net)	7,999	106,900
Prepaid and other assets	1,294	4,654
Derivative assets	-	171
Property and equipment, net	11	6,427
Total assets	$9,883	$212,805

The components of Liabilities related to the discontinued operation as of September 30, 2007 and December 31, 2006 are as follows (dollar amounts in thousands):

	September 30, 2007	December 31, 2006

Financing arrangements, mortgage loans held for sale	$-	$172,972
Due to loan purchasers	1,180	8,334
Accounts payable and accrued expenses	4,420	6,066
Derivative liabilities	-	216
Other liabilities	-	117
Total liabilities	$5,600	$187,705

Mortgage Loans Held for Sale - Mortgage loans held for sale consists of the following as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	September 30, 2007	December 31, 2006

Mortgage loans principal amount	$9,598	$110,804
Deferred origination costs - net	(45)	138
Reserve for loan losses	(1,554)	(4,042)
Total mortgage loans held for sale (net)	$7,999	$106,900

Loan losses -The following table presents the activity in the Company's reserve for loan losses on mortgage loans held for sale for the nine months ended September 30, 2007 and 2006 (dollar amounts in thousands).

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

	September 30,
	2007	2006

Balance at beginning of period	$4,042	$-
Provisions for loan losses	957	-
Charge-offs	(3,445)	-
Balance of the end of period	$1,554	$-

Financing Arrangements, Mortgage Loans Held for Sale - Financing arrangements secured by mortgage loans held for sale consisted of the following as of December 31, 2006 (dollar amounts in thousands):

December 31, 2006

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

 As of September 30, 2007, the Company had no outstanding financing arrangements secured by mortgage loans held for sale.

Statements of Operations

The combined results of operations of the discontinued operation for the three and nine months ended September 30, 2007 and 2006 are as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Net interest income	$179	$543	$931	$2,871
Gain on sale of mortgage loans	(10)	4,311	2,540	14,362
Loan losses	(172)	(4,077)	(8,414)	(4,077)
Brokered loan fees	3	2,402	2,319	8,672
Gain on sale of retail lending segment	-	-	4,525	-
Other income (expense)	(39)	43	(24)	(437)
Total net revenues	(39)	3,222	1,877	21,391
Expenses:
Salaries, commissions and benefits	424	5,212	6,508	17,102
Brokered loan expenses	-	1,674	1,731	6,609
Occupancy and equipment	(86)	1,255	2,124	3,870
General and administrative	298	3,132	5,048	10,464
Total expenses	636	11,273	15,411	38,045
Loss before income tax benefit	(675)	(8,051)	(13,534)	(16,654)
Income tax (provision) benefit	-	3,915	-	8,494
Loss from discontinued operations - net of tax	$(675)	$(4,136)	$(13,534)	$(8,160)

Gain on Sale of Mortgage Loans- The Company recognizes gain on sale of loans sold to third parties as the difference between the sales price and the adjusted cost basis of the loans when title transfers. The adjusted cost basis of the loans includes the original principal amount adjusted for deferrals of origination and commitment fees received, net of direct loan origination costs paid.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Loan Origination Fees and Direct Origination Cost- The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold.

Brokered Loan Fees and Expenses- The Company recorded commissions associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

Loan Commitment Fees- Fees received for the funding of mortgage loans to borrowers at pre-set conditions are deferred and recognized at the date at which the loan is sold.

9. Commitments and Contingencies

Loans Sold to Investors- The Company is not exposed to long term credit risk on its loans sold to investors. In the normal course of business, however, the Company is obligated to repurchase loans based on violations of representations and warranties, or early payment defaults. For the three months ended September 30, 2007, we repurchased no loans, however for the nine months ended September 30, 2007, we repurchased a total of $6.5 million of mortgage loans that were originated in either 2005 or 2006, the majority of which were due to early payment defaults. Of the repurchased loans originated in 2006, a majority were Alt-A. As of September 30, 2007, we had pending repurchase requests totaling $7.3 million in unpaid principal balances, against which the Company has taken a reserve of $1.0 million included in due to loan purchasers within liabilities related to discontinued operations. The Company intends to address the $7.3 million in outstanding repurchase requests by either repurchasing the mortgage loans and reselling them to third parties or entering into settlement agreements with the parties requesting the repurchases and paying such parties negotiated amounts based on the actual loss incurred or the estimated amount to be borne by such party in lieu of repurchasing the mortgage loans.

Outstanding Litigation- The Company has at times been subject to various legal proceedings arising in the ordinary course of its discontinued mortgage lending business. Other than as described in the following paragraphs, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition. As of September 30, 2007, the Company has a reserve of $0.5 million for legal defense costs it expects to incur with respect to these various legal proceedings.

On December 13, 2006, Steven B. Yang and Christopher Daubiere (“Plaintiffs”), filed suit in the United States District Court for the Southern District of New York (the “Court”) against HC and our Company alleging that we failed to pay them, and similarly situated employees, overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York State law. Plaintiffs, former employees in our discontinued Mortgageline division who purport to bring a FLSA "collective action" on behalf of similarly situated loan officers in our now discontinued mortgage lending operations, are seeking unspecified amounts for alleged unpaid overtime wages, liquidated damages, attorney's fees and costs. Because the parties have agreed to attempt mediation, as of November 9, 2007, Plaintiffs have not applied to the Court for permission to certify the class or send notice of the collective action to prospective collective action members.

We are currently engaged in discovery and continue to investigate Plaintiffs' claims. This case involves complex issues of law and fact and has not yet progressed to the point where the Company can: (1) predict its outcome; (2) precisely estimate damages that might result from such case due to the uncertainty of the class certification and the number of potential participants in any class that may be certified; or (3) predict the effect that final resolution of this litigation might have on it, its business, financial condition or results of operations, although such effect could be materially adverse. After consulting with counsel, the Company believes that it has defenses to the claims against it in these cases and is vigorously defending these proceedings.

Leases- The Company leases its corporate offices, certain office space related to our discounted mortgage lending operation not assumed by IndyMac and certain equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $2.1 million and $3.9 million for the nine months ended September 30, 2007 and 2006, respectively.

On November 13, 2006, the Company entered into an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”). Under the Agreements, the Company assigned and Lehman has assumed the sublease for the Company's corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman has funded an escrow account for the benefit of HC such that if the Company vacates the leased space before February 1, 2008, the Company will receive $3.2 million. The escrow amount shall be reduced by $0.2 million for each month the Company remains in the leased space beginning February 1, 2008. The entire remaining amount held in the escrow account will be released to the Company when it vacates the leased space. Pursuant to the provisions of the sale transaction with IndyMac, beginning August 1, 2007, so long as IndyMac continues to occupy and use the leased space at the Company’s corporate headquarters, IndyMac will pay rent equal to Company’s cost, including any penalties and foregone bonuses resulting from the delayed vacation of the leased premises. Until February 1, 2008, the Company’s lease cost, including penalties and foregone bonuses, is $0.2 million per month. The Company intends to relocate its corporate headquarters to a smaller facility at a location that is yet to be determined.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Letters of Credit - HC maintains a letter of credit in the amount of $100,000 in lieu of a cash security deposit for an office lease dated June 1998 for the Company's former headquarters located at 304 Park Avenue South in New York City. The sole beneficiary of this letter of credit is the owner of the building, 304 Park Avenue South LLC. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

Subsequent to the move to a new headquarters location in New York City in July 2003, in lieu of a cash security deposit for the office lease we entered into an irrevocable transferable letter of credit in the amount of $313,000 with PricewaterhouseCoopers, LLP (sublandlord), as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

10. Concentrations of Credit Risk

At September 30, 2007 and December 31, 2006, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as follows:

	September 30, 2007	December 31, 2006

New York	31.2%	29.1%
Massachusetts	17.5%	17.5%
Florida	8.0%	11.4%
California	7.9%	7.5%
New Jersey	5.7%	5.1%

11. Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on estimates using market quotes, present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimate of future cashflow, future expected loss experience, and other factors.

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

The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

a. Investment Securities Available for Sale- Fair value is generally estimated based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information.

 b. Mortgage Loans Held in the Securitization Trusts- Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

c. Interest Rate Swaps and Caps- The fair value of interest rate swaps and caps is based on using market accepted financial models as well as dealer quotes.

The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value (dollar amounts in thousands):

	September 30, 2007
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$367,980	$359,872	$359,872
Mortgage loans held in the securitization trusts	457,057	458,968	453,067
Commitments and contingencies:
Interest rate swaps	220,000	(1,601)	(1,601)
Interest rate caps	$783,334	$977	$977

	December 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value
Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in the securitization trusts	584,358	588,160	582,504
Commitments and contingencies:
Interest rate swaps	285,000	621	621
Interest rate caps	$1,540,518	$2,011	$2,011

12. Income Taxes

All income tax benefits relate to HC and are included in the results of operations of the discontinued operation (see note 8). A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the nine months ended September 30, 2007 and September 30, 2006, is as follows (dollar amounts in thousands).

	September 30.
	2007		2006
Benefit at statutory rate	$(7,434)	(35.0)%	$(4.893)	(35.0)%
Non-taxable REIT income (loss)	1,813	8.5%	(1,825)	(13.1)%
Transfer pricing of loans sold to nontaxable parent	-	-	11	0.1%
State and local tax benefit	(1,480)	(7.0)%	(1,773)	(12.7)%
Valuation allowance	25,438	119.8%	-	-
Miscellaneous	15	0.1%	(14)	(0.1)%
Total provision (benefit)	$18,352	86.4%	$(8,494)	(60.8)%

The income tax benefit for the nine month period ended September 30, 2006 is comprised of the following components (dollar amounts in thousands):

Deferred
Federal	$(6,721)
State	(1,773)
Total tax benefit	$(8,494)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

The deferred tax asset at September 30, 2007 includes a deferred tax asset of $18.4 million (included in prepaid and other assets on our consolidated balance sheet) and a deferred tax liability of $0.1 million (included in accounts payable and accrued expenses on our consolidated balance sheet) which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at September 30, 2007 were as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$27,407
Restricted stock, performance shares and stock option expense	418
Marked to market adjustment	56
Sec. 267 disallowance	268
Charitable contribution carryforward	35
GAAP reserves	1,202
Rent expense	319
Loss on sublease	67
Gross deferred tax asset	29,772
Valuation allowance	(29,707)
Net deferred tax asset	$65
Deferred tax liabilities:
Depreciation	$65
Total deferred tax liability	$65

Net deferred tax asset	$-

The deferred tax asset at December 31, 2006 includes a deferred tax asset of $18.4 million (included in prepaid and other assets on our consolidated balance sheet) and a deferred tax liability of $0.1million (included in accounts payable and accrued expenses on our consolidated balance sheet) which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at December 31, 2006 were as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$19,949
Restricted stock, performance shares and stock option expense	410
Marked to market adjustment	2
Sec. 267 disallowance	268
Charitable contribution carryforward	35
GAAP reserves	1,399
Rent expense	518
Loss on sublease	121
Gross deferred tax asset	22,702
Valuation allowance	(4,269)
Net deferred tax asset	$18,433
Deferred tax liabilities:
Management compensation	$16
Depreciation	65
Total deferred tax liability	$81

Net deferred tax asset	$18,352

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

The net operating loss carry-forward expires at various intervals between 2012 and 2027. The charitable contribution carry-forward will expire in 2011.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interest and penalties are accrued and reported as interest expenses and other expenses reported in the consolidated statement of income are booked when incurred. In addition, the 2003-2006 tax years remain open to examination by the major taxing jurisdictions. The adoption of FIN 48 has had no material impact on the Company's consolidated financial statements.

13. Segment Reporting

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

14. Stock Incentive Plans

A summary of the status of the Company's options as of September 30, 2007 and changes during the nine months then ended is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2007	93,300	$47.60
Granted	-	-
Cancelled	(93,300)	47.60
Exercised	-	-
Outstanding at September 30, 2007	-	$-
Options exercisable at September 30, 2007	-	$-

A summary of the status of the Company's options as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2006	108,300	$47.80
Granted	-	-
Cancelled	(15,000)	49.15
Exercised	-	-
Outstanding at December 31, 2006	93,300	$47.60
Options exercisable at December 31, 2006	93,300	$47.60

There were no stock options outstanding at September 30, 2007.

The following table summarizes information about stock options at December 31, 2006:

			Options Outstanding Weighted Average Remaining		Options Exercisable		Fair Value
Range of Exercise Prices	Date of Grants	Number Outstanding	Contractual Life (Years)	Exercise Price	Number Exercisable	Exercise Price	of Options Granted
$9.00	6/24/04	35,300	7.5	$45.00	35,300	$45.00	$0.39
$9.83	12/2/04	58,000	7.9	49.15	58,000	49.15	0.29
Total		93,300	7.8	$47.60	93,300	$47.60	$0.33

The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

Risk free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

Restricted Stock

Through September 30, 2007, the Company has awarded 136,867 shares of restricted stock under the 2005 Plan, of which 100,380 shares have fully vested and 36,486 shares were forfeited and are available for re-issuance. During the nine months ended September 30, 2007, the Company recognized non-cash compensation expense of $0.5 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the status of the Company's non-vested restricted stock as of September 30, 2007 and changes during the nine months then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2007	42,701	$31.80
Granted	-	-
Forfeited	(31,178)	27.90
Vested	(11,523)	43.15
Non-vested shares as of September 30, 2007	-	$-
Weighted-average fair value of restricted stock granted during the period	-	$-

A summary of the status of the Company's non-vested restricted stock as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	44,211	$44.25
Granted	25,831	21.80
Forfeited	(4,341)	46.00
Vested	(23,000)	41.85
Non-vested shares as of December 31, 2006	42,701	$31.80
Weighted-average fair value of restricted stock granted during the period	112,509	$21.80

15. Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 3,635,854 shares issued and outstanding as of September 30, 2007. Of the common stock authorized, 206,222 shares (plus forfeited shares previously granted) were reserved for issuance as equity awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of September 30, 2007, 271,887 shares remain reserved for issuance.

The Board of Directors declared a one for five reverse stock split of its common stock, providing shareholders of record as of October 9, 2007, with one share of common stock for each five shares owned as of the record date. The reduction in shares resulting from the split was effective on October 9, 2007 decreasing the number of common shares outstanding to 3.6 million. All per share and share amounts provided in the quarterly report have been restated to give effect to the reverse stock split.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)

The Company calculates basic net income per share by dividing net income (loss) for the period by weighted-average shares of common stock outstanding for that period. Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Since the Company is in a loss position for the period ended September 30, 2007 and 2006, the calculation of basic and diluted earnings per share is the same since the effect of common stock equivalents would be anti-dilutive.

The following table presents the computation of basic and diluted net earnings per share for the periods indicated (dollar amounts in thousands, except net earnings per share):

	For Nine Months Ended September 30,
	2007	2006
Numerator:
Net loss	$(39,653)	$(5,486)
Denominator:	-	-
Weighted average number of common shares outstanding - basic	3,625	3,595
Net effect of unvested restricted stock	-	-
Performance shares	-	-
Net effect of stock options	-	-
Weighted average number of common shares outstanding - dilutive	3,625	3,595
Net loss per share - basic and diluted	$(10.94)	$(1.53)

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

It is important to note that the description of our business in general and our investment in mortgage loans and mortgage-backed securities holdings in particular, is a statement about our operations as of a specific point in time and is not meant to be construed as an investment policy. The types of assets we hold, the amount of leverage we use or the liabilities we incur and other characteristics of our assets and liabilities disclosed in this report as of a specified period of time are subject to reevaluation and change without notice.

Our forward-looking statements are based upon our management's beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us and many of which are beyond our control and that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders and we may suffer losses as a result of such modifications or changes;

•	market changes in the terms and availability of repurchase agreements used to finance our investment portfolio activities;

•	reduced demand for our securities in the mortgage securitization and secondary markets;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board's ability to change our operating policies and strategies without notice to you or stockholder approval;

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

General Overview

New York Mortgage Trust, Inc. (“we,” “us,” “our,” “NYMT” or the “Company”) is a self-advised real estate investment trust ("REIT") that invests in and manages a portfolio of mortgage-backed securities and mortgage loans. Our investment portfolio consists primarily of Agency mortgage-backed securities ("MBS") and, to a lesser extent, high quality adjustable rate mortgage (“ARM”) securities primarily rated in the highest rating categories by at least one of the Rating Agencies. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our investments in purchased residential mortgage-backed securities collateralized mortgage obligations, ARM loans and securitized loans, and the interest expense we pay on the borrowings that we use to finance these investments and our operating costs.

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

Discontinued Operation

Until March 31, 2007, the company operated a mortgage lending business through its wholly-owned, taxable REIT subsidiary, Hypotheca Capital, LLC (formerly known as The New York Mortgage Company, LLC) (“HC” or our “TRS”).

On March 31, 2007, we completed the sale of substantially all of the operating assets related to HC's retail mortgage lending platform to IndyMac Bank, F.S.B. (“Indymac”), a wholly-owned subsidiary of Indymac Bancorp, Inc. On February 22, 2007, we completed the sale of substantially all of the operating assets related to HC's wholesale mortgage lending platform to Tribeca Lending Corp. (“Tribeca Lending”), a wholly-owned subsidiary of Franklin Credit Management Corporation.

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

Strategy

The Company invests in high-quality MBS, including agency and non-agency ARM securities and residential mortgage loans. Our investment portfolio, consisting primarily of residential mortgage-backed securities and mortgage loans held in securitization trusts, generates a substantial portion of our earnings. In managing our investment in a mortgage portfolio, we:

• invest in high-credit quality Agency and non-Agency MBS including ARM securities, collateralized mortgage obligation floaters (“CMO Floaters”) and high-credit quality mortgage loans;

• finance our portfolio by entering into repurchase agreements, or issue collateral debt obligations relating to our securitizations;

• generally operate as a long-term portfolio investor; and

• generate earnings from the return on our mortgage securities and spread income from our mortgage loan portfolio.

We have acquired and increasingly seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with obtaining, financing, managing, securitizing and reserving for these investments.

Investment Portfolio Credit Quality. We retain in our portfolio primarily high-credit quality loans that we originated or acquired from third parties. In the future, we expect to obtain mortgage loans in bulk purchases exclusively from third party originators. Retaining high credit quality mortgage loans generally leads to improved portfolio liquidity and generally provides for financing opportunities that are available on favorable terms. At September 30, 2007, the Company had $9.0 million in delinquent loans held in securitization trusts, against which it had a $1.0 million credit reserve.

In addition, 99% of the mortgage backed securities portfolio is either Agency or “AAA” rated. Our portfolio is comprised of: $326.4 million Agency securities; $32.0 million non-Agency “AAA” rated; and $1.5 million NYMT residual retained securities.

Securitizations. The portion of our investment portfolio categorized as mortgage loans held in securitization trusts consists of securitized prime adjustable-rate mortgage loans that we either originated or acquired from third parties. We aggregate high credit quality, adjustable-rate mortgage loans until we have a pool of loans of sufficient size to securitize. Historically, we obtained the loans we securitize from either our TRS or from third parties. In the future we will obtain mortgage loans in bulk purchases from third party originators. Our first securitization occurred on February 25, 2005 and we completed our second and third loan securitizations on July 28, 2005 and December 20, 2005, respectively. These securitization transactions, through which we financed the adjustable-rate and hybrid mortgage loans that we retained, were structured as financings for both tax and financial accounting purposes. Therefore, we do not expect to generate a gain or loss on sales from these activities, and, following the securitizations, the loans are classified on our consolidated balance sheet as mortgage loans held in securitization trusts. From each of our securitizations, we issued investment grade securities to third parties and recorded the securitization debt as a liability. On March 30, 2006 we completed our fourth securitization, New York Mortgage Trust 2006-1. This securitization was structured as a sale for accounting purposes.

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment portfolio and assets. We rely primarily on repurchase agreements and collateralized debt obligations (“CDOs”) in order to finance our investment portfolio of mortgage-backed securities and residential loans. As of September 30, 2007, we had repurchase agreements outstanding with four different counterparties totaling $327.9 million, including approximately $102.2 million maturing on February 22, 2008.

During the nine months ended September 30, 2007, we sold approximately $339.0 million of previously retained securitizations resulting in the issuance of non-recourse debt and eliminating any risk of counterparty financing changes, such as increased margins due to declines in the market value of our securities or reduced availability of liquidity.  This CDO issuance replaced short-term repurchase agreements freeing up approximately $17.5 million in capital needed for repurchase agreement margin. As of September 30, 2007 we had $444.2 million of outstanding CDOs.

In 2005, we further diversified our sources of financing with the issuance of $45.0 million of trust preferred securities classified as subordinated debentures. See “Liquidity and Capital Resources” for further discussion on our financing activities.

Interest Rate Risk Management- A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARM securities, many of the underlying hybrid ARM loans in our securities portfolio have fixed rates of interest for a period of time ranging from two to seven years. Our funding costs are variable and the maturities are short term in nature. We use hedging instruments to reduce our risk associated with changes in interest rates that could affect our investment portfolio of mortgage loans and securities. Typically, we utilized interest rate swaps to extend the maturity of our short borrowings to better match the interest rate sensitivity to the underlying assets being financed. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of September 30, 2007, our net duration gap was approximately 3 months.

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

Other Risk Considerations. Our business is affected by a variety of economic and industry factors. Management periodically reviews and assesses these factors and their potential impact on our business. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are:

•	a decline in the market value of our assets due to rising interest rates;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	our ability to dispose of the remaining loans held for sale at levels for which we have currently reserved;

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity, including the availability of repurchase agreements to finance our investment portfolio activities;

•	the concentration of our mortgage loans in specific geographic regions;

•	our ability to use hedging instruments to mitigate our interest rate and prepayment risks;

•	declining real estate values;

•	reduced demand in the secondary markets for our securities created by our securitizations,

•	if our assets are insufficient to meet the collateral requirements of our lenders, we might be compelled to liquidate particular assets at inopportune times and at disadvantageous prices;

•	if we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability; and

•	compliance with REIT requirements might cause us to forgo otherwise attractive opportunities.

Known Material Trends and Commentary

Liquidity. We depend on the capital markets to finance our investments in mortgage-backed securities and mortgage loans. To finiance our investment portfolio, we entered into repurchase agreements for short term financing. Commercial and investment banks have historically provided significant liquidity to finance our operations. Recent market events have caused providers of liquidity to increase their credit review standards and decrease the amount of fair value against they will lend, resulting in a decrease in overall market liquidity. While these events have not adversely affected our liquidity currently, management cannot predict the future availability of these sources of liquidity.  We have issued collateralized debt obligations to finance our mortgage loans held in securitization trusts.

Although we are not a participant in the sub-prime mortgage sector and exited the mortgage lending business at the end of the first quarter of 2007, the current default trends in the sub-prime mortgage sector, and the resulting weakness in the broader mortgage market, could adversely affect one or more of the Company's lenders and could cause one or more of the Company's lenders to be unwilling or unable to provide it with additional financing. This could potentially increase the Company's financing costs and reduce liquidity. If one or more major market participants failed, it could negatively impact the marketability of all fixed income securities, including Agency MBS, and this could negatively impact the value of the securities in the Company's portfolio, thus reducing its net book value. In the event the Company's lenders are unwilling or unable to provide it with additional financing, we could be forced to sell our investment securities at an inopportune time on unfavorable terms. However, because the Company's investment portfolio is comprised of 91% Agency and 8% “AAA” rated mortgage backed securities, the Company believes that it is better positioned to convert its investment securities to cash or to negotiate an extended financing term should it lenders reduce the amount of the liquidity available to it. See "Liquidity and Capital Resources" below for further discussion.

Subsequent to its exit from the mortgage origination business, the Company has continued the process of exploring strategic alternatives while continuing its passive REIT strategy. There can be no assurances that the Company will be successful in entering into a strategic alternative. Should the Company be unsuccessful in doing so, it will operate at a higher expense ratio relative to its peers, and will have to reevaluate its long term viability.

 EPDs. The occurrence of early payment defaults (“EPD”), which generally are mortgage loans for which a borrower has missed one of his/her first three payments when due, has greatly affected the mortgage lending industry. As the incidence of EPDs on loans originated in the second half of 2006 and the first quarter of 2007 increased dramatically, the frequency of loans we were requested to repurchase increased. These EPDs pertain only to loans originated in our discontinued mortgage lending operation. These repurchases are predominately made with cash and the reacquired loans are held on the balance sheet until they are re-sold. EPD loans are typically re-sold at a loss and result in a reduction of our working capital.

The majority of our EPDs to date are associated with borrowers whose loans were underwritten to loan programs where the borrower was not required to provide full income and or asset verification in order to qualify for the loan. These alternative documentation programs, also known as “Alternative-A” or “Alt-A” programs, offered to many investors for whom we once originated loans, combined with reduced amounts of required down payments, made it easier for many borrowers to obtain mortgage financing.

The increased incidence of EPDs has made many loan buyers and investors cautious when it comes to the purchase of mortgage loans. This has affected our ability to sell these mortgage loans held for sale in that loan purchasers are more cautious in their approach to loan review. The increased number of EPDs also caused these investors to change their underwriting guidelines resulting in further difficulty in selling the loans underwritten to the prior guidelines. During the three months ended September 30, 2007, no mortgage loans held for sale were sold. The Company continues to review and assess its portfolio of mortgage loans held for sale to find the best execution on their sale.

During the three months ended September 30, 2007, we did not repurchase any mortgage loans. For the nine months ended September 30, 2007, we repurchased a total of $6.5 million of mortgage loans. All mortgage loans repurchased to date were originated in either 2005 or 2006 and the majority of the repurchase requests were due to EPDs. Of the repurchased mortgage loans originated in 2006, the majority were Alt-A. As of June 30, 2007, we had $25.2 million of repurchase requests pending, against which the Company had taken a reserve of $4.9 million.
During the three months ended September 30, 2007, we received $1.0 million of new repurchase requests and had $0.5 million existing repurchase requests rescinded. Also during the three months ended September 30, 2007, we eliminated $18.4 million in repurchase requests by entering into settlement and release agreements with the parties requesting the repurchases. The settlements provided for a payment of a negotiated amount taking into account the loss incurred or otherwise borne by the loan purchaser in return for the elimination of the repurchase request, and in a majority of the cases, a release from all future claims due to EPDs, quality control issues, and indemnification obligations (discussed below). As of September 30, 2007, we had $7.3 million in outstanding repurchase requests and a reserve of $0.6 million.

From time to time, as an alternative to repurchasing loans, we sign indemnification agreements with loan investors. Generally these agreements specify that if a loan goes delinquent and the investor realizes a loss as a result of foreclosure, the Company will reimburse the investor for their loss. As of June 30, 2007, we had outstanding indemnification agreements on $7.4 million of mortgage loans, against which the Company had taken a reserve of $0.4 million. During the three months ended September 30, 2007, we entered into no new indemnification agreements and eliminated $5.3 million in existing indemnification obligations by entering into settlement and release agreements with the parties pertaining to repurchase requests. As of September 30, 2007, we had outstanding indemnification agreements on $2.1 million of mortgage loans, against which the Company maintained a reserve of $0.4 million.

All reserves taken by the Company reflect management's expectations based on current market conditions. If future market conditions deteriorate further, these reserves may be insufficient to cover current identified obligations.

Loan Sale Environment. The current environment for loans sales has become significantly more challenging as loan purchasers have become increasingly reluctant to purchase loans. This reluctance stems from concerns about increasing mortgage loan delinquencies, decreasing access to liquidity to fund such loans purchases and unfavorable changes in securitization structuring and support requirements by rating agencies. All of these factors have negatively impacted mortgage loan sale prices and decreased or eliminated certain loan purchasers' demand for mortgage loans. As of September 30, 2007, the Company had reserves of $1.6 million to cover the disposition of the mortgage loans held for sale. If these market conditions do not improve, there could be a further depression in the prices at which we can sell our mortgage loans held for sale. Such conditions could have a material adverse effect on our liquidity and overall financial condition.

Until the Company disposes of all the mortgage loans held for sale and the repurchase periods set forth in the loan sale agreements expire, the Company may continue to incur losses on these loans beyond what reserves have been made against such loans.

Presentation Format

In connection with the sale of substantially all of our wholesale and retail mortgage lending platform assets during the first quarter of 2007, we classified certain assets and liabilities related to our mortgage lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Our continuing operations are primarily comprised of what had been our portfolio management operations. In addition, certain assets such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac, will become part of the ongoing operations of NYMT and accordingly, we have not classified as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144.

The Board of Directors declared a one for five reverse stock split of our common stock, providing shareholders of record as of October 9, 2007, with one share of common stock for each five shares owned of record as of October 9, 2007 (the "Reverse Stock Split"). The reduction in shares resulting from the reverse stock split was effective on October 9, 2007, decreasing the number of common shares outstanding to approximately 3.6 million. Prior year share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

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

Changes in the estimates and assumptions could have a material effect on these financial statements. Accounting policies and estimates related to specific components of our consolidated financial statements are disclosed in the notes to our consolidated financial statements. In accordance with SEC guidance, those material accounting policies and estimates that we believe are most critical to an investor's understanding of our financial results and condition and which require complex management judgment are discussed below.

Revenue Recognition. Interest income on our residential mortgage loans and mortgage-backed securities is a combination of the interest earned based on the outstanding principal balance of the underlying loan/security, the contractual terms of the assets and the amortization of yield adjustments, principally premiums and discounts, using generally accepted interest methods. The net GAAP cost over the par balance of self-originated mortgage loans held for investment and the premium and discount associated with the purchase of mortgage-backed securities and loans are amortized into interest income over the lives of the underlying assets using the effective yield method as adjusted for the effects of estimated prepayments. Estimating prepayments and the remaining term of our interest yield investments require management judgment, which involves, among other things, consideration of possible future interest rate environments and an estimate of how borrowers will react to those environments, historical trends and performance of those interest yield investments. The actual prepayment speed and actual lives could be more or less than the amount estimated by management at the time of origination or purchase of the assets or at each financial reporting period.

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

Impairment of and Basis Adjustments on Investment Securities- As previously described herein, we regularly securitize our mortgage loans and retain the beneficial interests created. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset's amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate.

The Company sold approximately $246.9 million of non-Agency ARM securities, including $225.4 million of lower yielding non-Agency ARM securities previously designated as impaired, with a reserve of $3.8 million. The Company incurred an additional net loss of $1.0 million in the sale of the incremental $21.5 million in securities.

At September 30, 2007, we have gross unrealized losses of $7.7 million on the remaining securities in our portfolio. As of September 30, 2007, we do not consider this impairment to be other-than-temporary.

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

Derivative Financial Instruments- The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage-backed securities investment activities.

All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in OCI and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100% of these hedges. Ineffective portions, if any, of changes in the fair value or cash flow hedges are recognized in earnings.

Recent Accounting Pronouncements- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS No.157 beginning January 1, 2008. We are currently evaluating the impact of this statement on our consolidated financial statements.

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

In June 2007, the AICPA issued SOP No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies  and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses whether the accounting principles of the AICPA Audit and Accounting Guide Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In October of 2007, the provisions of SOP 07-1 were deferred indefinitely. The Company has not determined whether or not SOP 07-1 will have an impact if it is ultimately implemented.

Loan Loss Reserves on Mortgage Loans— We evaluate a reserve for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of mortgage loans held for sale and mortgage loans held in securitization trusts.

Estimation involves the consideration of various credit-related factors including but not limited to, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's credit and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the value of the property. Using the lower of the original purchase price or appraised value as a benchmark, we either utilize various internet based property data services to look at comparable properties in the same area, or consult with a realtor in the property's area, to determine the property’s current value.

Comparing the current loan balance to the current property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally we estimate that for the mortgage loans held in securitization trusts, a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”) results in the property being disposed of at approximately 68% of the property's original value. With respect to our portfolio of mortgage loans held for sale, which generally consists of mortgage loans originated in 2006 and 2007, we assume a first lien loan on a property that goes into a foreclosure process and becomes REO will result in the property being disposed of at approximately 65% of the property's original value This estimate is based on management's long term experience in similar market conditions. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 68% or 65%, as applicable depending on the loan classification, of the original property’s current value and compare that to the current balance of the loan. The difference determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

Reserves for second liens, all of which are mortgage loans held for sale, are larger than that for first liens as second liens are in a junior position and only receive proceeds after the claims of the first lien holder are satisfied. Given the softness in the housing market due to the increased properties listed for sale, we currently assume that second mortgages will return approximately 5% or less of their original balance for loans that go through foreclosure. As with first liens, we may occasionally alter the base reserve calculation but that is in a minority of the cases and only if we are aware of specific circumstances that pertain to that specific loan.

At September 30, 2007, we had a loan loss reserve of $1.6 million on mortgage loans held for sale, $1.0 million in reserves for indemnifications and repurchase requests and a $1.0 million loan loss reserve for mortgage loans held in securitization trusts. The Company incurred $9.4 million of loan losses during the nine months ended September 30, 2007, including $8.4 million of loan losses in the discontinued operations.

Overview of Performance

For the three months ended September 30, 2007, we reported a net loss of $20.7 million and compared to a net loss of $3.9 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we reported a net loss of $39.7 million, as compared to a net loss of $5.5 million for the nine months ended September 30, 2006.

The main components of the increase in loss for the three and nine months ended September 30, 2007 as compared to the same periods for the previous year are detailed in the following table:

Detailed Components of increase in loss	for the three months ended September 30,			for the nine months ended September 30,
	2007	2006	Difference	2007	2006	Difference
Net interest income on investment portfolio	$1,164	$1,116	$48	$2,799	$7,730	$(4,931)
Loss on other-than temporary impaired/ Realized loss on investment securities	(1,013)	440	(1,453)	(4,834)	(529)	(4,305)
Loan loss reserve on loans held in securitization trust	(99)	-	(99)	(1,039)	-	(1,039)
Allowance for deferred tax asset	(18,352)	-	(18,352)	(18,352)	-	(18,352)
Loss from discontinued operations - net of tax	$(675)	$(4,136)	$3,461	$(13,534)	$(8,160)	$(5,374)

Summary of Operations and Key Performance Measurements

For the nine months ended September 30, 2007, our income was dependent upon our mortgage portfolio management operations and the net interest (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio, mortgage loans held in the securitization trusts and residential mortgage-backed securities.

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.

Financial Condition

As of September 30, 2007, we had approximately $0.9 billion of total assets, as compared to approximately $1.3 billion of total assets as of December 31, 2006. The decline in total assets results primarily from a decline in assets related to our discontinued operations of $202.9 million and a decline of $258.3 million related to investment portfolio assets.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale- Our securities portfolio consists of Agency securities or AAA-rated residential mortgage-backed securities. At September 30, 2007 and December 31, 2006, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our securities portfolio as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

Credit Characteristics of Our Investment Securities

	September 30, 2007
	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Agency REMIC CMO floaters	FNMA/FHLMC	$332,649	$326,422	90.7%	6.47%	6.53%
Non-Agency floaters	AAA	30,403	29,813	8.3%	6.00%	6.01%
Non-Agency ARMs	AAA	-	-	0.0%	-	-
NYMT retained securities	AAA-BBB	2,169	2,175	0.6%	6.29%	6.37%
NYMT retained securities	Below Investment Grade	2,759	1,462	0.4%	5.68%	14.32%
Total/Weighted average		$367,980	$359,872	100.0%	6.42%	6.54%

	December 31, 2006
	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Agency REMIC CMO floaters	FNMA/FHLMC	$163,121	$163,898	33.5%	6.72%	6.40%
Non-Agency floaters	AAA	22,392	22,284	4.6%	6.12%	6.46%
Non-Agency Arms	AAA	280,992	278,850	57.0%	4.80%	5.68%
NYMT retained securities	AAA-BBB	22,022	21,918	4.5%	5.64%	6.15%
NYMT retained securities	Below Inv Grade	2,767	2,012	0.4%	5.67%	21.00%
Total/Weighted average		$491,294	$488,962	100.0%	5.54%	6.06%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

Reset/ Yield of our Investment Securities

	September 30, 2007
	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO floaters	$326,422	6.53%	$-	-	$-	-	$326,422	6.53%
Non-Agency floaters	29,813	6.01%	-	-	-	-	29,813	6.01%
Non-Agency ARMs	-	-	-	-	-	-	-	-
NYMT retained securities	2,175	6.37%	-	-	1,462	14.32%	3,637	10.82%
Total/Weighted average	$358,410	6.48%	$-	-	$1,462	14.32%	$359,872	6.54%

	December 31, 2006
	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO Floating Rate	$163,898	6.40%	$-	-	$-	-	$163,898	6.40%
Private Label Floating Rate	22,284	6.46%	-	-	-	-	22,284	6.46%
Private Label ARMs	16,673	5.60%	78,565	5.80%	183,612	5.64%	278,850	5.68%
NYMT Retained Securities	6,024	7.12%	-	-	17,906	7.83%	23,930	7.66%
Total/Weighted Average	$208,879	6.37%	$78,565	5.80%	$201,518	5.84%	$488,962	6.06%

Mortgage Loans Held in Securitization Trusts - Included in our portfolio are adjustable-rate mortgage loans that we originated or purchased in bulk from third parties that meet our investment criteria and portfolio requirements. If the securitization qualifies as a financing for SFAS No. 140 purposes the loans are classified as “mortgage loans held in securitization trusts.”

The NYMT 2006-1 securitization qualified as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. The residual assets total $1.5 million and are included in investment securities available for sale. The residual interest carrying values are determined by dealer quotes. These quotes take into consideration certain pricing assumptions including, constant prepayment rate, discount rate, loan loss frequency and loan loss severity rates.

At September 30, 2007, mortgage loans held in securitization trusts totaled $459.0 million, or 54% of total assets. Of this portfolio of mortgage loans held in securitization trusts, all are traditional or hybrid ARMs and 76.7% are loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

Characteristics of Our Mortgage Loans Held in Securitization Trusts and Retained Interests in Securitization:

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1 as of September 30, 2007 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,035	$457,057	$458,968
Retained interest in securitization (included in Investment securities available for sale)	397	212,574	3,637
Total Loans Held	1,432	$669,631	$462,605

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$488	$3,500	$48
Coupon Rate	5.78%	9.50%	4.00%
Gross Margin	2.34%	6.50%	1.13%
Lifetime Cap	11.17%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	333	342	298

The following table sets forth the composition of our portfolio mortgage loans held in securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1 as of December 31, 2006:

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,259	$584,358	$588,160
Retained interest in securitization (included in Investment securities available for sale)	458	249,627	23,930
Total Loans Held	1,717	$833,985	$612,090

General Loan Characteristics:	Average	High	Low
Original Loan Balance	$501	$3,500	$48
Coupon Rate	5.67%	8.13%	3.88%
Gross Margin	2.36%	6.50%	1.13%
Lifetime Cap	11.14%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	340	351	307

The following tables provide additional characteristics of the mortgage loans held in securitization trusts and retained interests in securitization as of September 30, 2007 and December 31, 2006:

Arm Loan Type:	September 30, 2007 Percentage	December 31, 2006 Percentage
Traditional ARMs	2.3%	2.9%
2/1 Hybrid ARMs	2.1%	3.8%
3/1 Hybrid ARMs	11.8%	16.8%
5/1 Hybrid ARMs	81.4%	74.5%
7/1 Hybrid ARMs	2.4%	2.0%
Total	100.0%	100.0%
Percent of ARM loans that are Interest Only	76.7%	75.9%
Weighted average length of interest only period	8.2 years	8.0 years

Traditional ARMs - Periodic Cap(1):	September 30, 2007 Percentage	December 31, 2006 Percentage
None	69.9%	61.9%
1%	5.4%	8.8%
Over 1%	24.7%	29.3%
Total	100.0%	100.0%
(1)	Periodic caps refer to the maximum amount by which the mortgage rate on any mortgage loan may increase or decrease on an adjustment date.

Hybrid ARMs - Initial Cap(2):	September 30, 2007 Percentage	December 31, 2006 Percentage
3.00% or less	9.7%	14.8%
3.01%-4.00%	5.9%	7.5%
4.01%-5.00%	83.5%	76.6%
5.01%-6.00%	.9%	1.1%
Total	100.0%	100.0%
(2)
Initial caps refer to a fixed percentage specified in the related mortgage note by which the related mortgage rate generally will not increase or decrease on the first adjustment date more than such fixed percentage.

FICO Scores:	September 30, 2007 Percentage	December 31, 2006 Percentage
650 or less	3.9%	3.8%
651 to 700	17.1%	16.9%
701 to 750	32.6%	34.0%
751 to 800	42.2%	41.5%
801 and over	4.2%	3.8%
Total	100.0%	100.0%
Average FICO Score	738	737

Loan to Value (LTV):	September 30, 2007 Percentage	December 31, 2006 Percentage
50% or less	9.7%	9.8%
50.01% - 60.00%	8.8%	8.8%
60.01% - 70.00%	27.6%	28.1%
70.01% - 80.00%	51.7%	51.1%
80.01% and over	2.2%	2.2%
Total	100.0%	100.0%
Average LTV	69.6%	69.4%

Property Type:	September 30, 2007 Percentage	December 31, 2006 Percentage
Single Family	51.1%	52.3%
Condominium	23.0%	22.9%
Cooperative	9.9%	8.8%
Planned Unit Development	12.8%	13.0%
Two to Four Family	3.2%	3.0%
Total	100.0%	100.0%

Occupancy Status:	September 30, 2007 Percentage	December 31, 2006 Percentage
Primary	84.4%	85.3%
Secondary	11.9%	10.7%
Investor	3.7%	4.0%
Total	100.0%	100.0%

Documentation Type:	September 30, 2007 Percentage	December 31, 2006 Percentage
Full Documentation	72.1%	70.1%
Stated Income	19.7%	21.3%
Stated Income/ Stated Assets	6.8%	7.2%
No Documentation	0.9%	0.9%
No Ratio	0.5%	0.5%
Total	100.0%	100.0%

Loan Purpose:	September 30, 2007 Percentage	December 31, 2006 Percentage
Purchase	58.0%	57.3%
Cash out refinance	16.1%	26.1%
Rate and term refinance	25.9%	16.6%
Total	100.0%	100.0%

Geographic Distribution: (5% or more in any one state)	September 30, 2007 Percentage	December 31, 2006 Percentage
NY	31.2%	29.1%
MA	17.5%	17.5%
FL	8.0%	11.4%
CA	7.9%	7.5%
NJ	5.7%	5.1%
Other (less than 5% individually)	29.7%	29.4%
Total	100.0%	100.0%

Delinquency Status - As of September 30, 2007 and December 31, 2006, we had 13 delinquent loans totaling $9.0 million and 6 delinquent loans totaling $6.2 million, respectively, categorized as mortgage loans held in securitization trusts. The table below shows delinquencies in our loan portfolio as of September 30, 2006 (dollar amounts in thousands):

The following tables set forth delinquent loans in our portfolio as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

September 30, 2007

Days Late:	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$246	0.05%
61-90	2	1,131	0.25%
90+	10	$7,604	1.66%
As of September 30, 2007, we had no REO.

December 31, 2006

Days Late:	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	4	5,819	0.99%
REO	1	$625	0.11%

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

The Company has established a $1.0 million loan loss reserve for delinquent mortgage loans held in securitization trusts.

The following table details loan summary information for loans held in securitization trust at September 30, 2007 (all amounts in thousands)

												Principal amount of loans
								Periodic				subject to
Description			Interest Rate %			Final Maturity		Payment		Face	Carrying	delinquent
Property		Loan						Term	Prior	Amount of	Amount of	principal or
Type	Balance	Count	Max	Min	Avg	Min	Max	(months)	Liens	Mortgage	Mortgage	interest
Single	<= $100	17	8.38	4.75	6.04	07/01/33	11/01/35	360	NA	$3,502	$1,181	$-
Family	<=$250	115	9.50	4.50	5.73	09/01/32	12/01/35	360	NA	21,483	20,777	435
	<=$500	187	7.93	4.25	5.68	09/01/32	01/01/36	360	NA	67,320	65,178	500
	<=$1,000	83	8.50	4.38	5.89	07/01/33	01/01/36	360	NA	60,723	58,513	816
	>$1,000	44	8.13	4.88	5.89	06/01/33	01/01/36	360	NA	75,698	74,983	3,250
	Summary	446	9.50	4.25	5.77	09/01/32	01/01/36	360	NA	$228,726	$220,632	$5,001
2-4	<= $100	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$80	$78	$-
FAMILY	<=$250	8	6.75	4.38	5.81	12/01/34	11/01/35	360	NA	1,529	1,455	-
	<=$500	29	7.63	5.13	6.02	07/01/33	01/01/36	360	NA	10,650	10,445	1,368
	<=$1,000	4	6.88	4.75	5.69	07/01/35	10/01/35	360	NA	3,068	3,055	-
	>$1,000	2	5.63	5.50	5.56	12/01/34	08/01/35	360	NA	4,008	4,008	-
	Summary	44	7.63	4.38	5.95	07/01/33	01/01/36	360	NA	$19,335	$19,041	$1,368
Condo	<= $100	20	7.38	4.38	5.80	01/01/35	12/01/35	360	NA	$3,528	$1,479	$-
	<=$250	108	9.00	4.25	5.69	08/01/32	01/01/36	360	NA	20,345	19,748	230
	<=$500	124	8.13	4.00	5.52	08/01/32	01/01/36	360	NA	44,225	42,885	378
	<=$1,000	51	7.75	4.50	5.49	08/01/33	11/01/35	360	NA	38,981	35,953	-
	>$1,000	17	8.00	4.63	5.76	07/01/34	09/01/35	360	NA	27,513	25,325	1,149
	Summary	320	9.00	4.00	5.60	08/01/32	01/01/36	360	NA	$134,592	$125,390	$1,757
CO-OP	<= $100	7	5.50	4.75	5.07	10/01/34	06/01/35	360	NA	$1,099	$365	$-
	<=$250	32	7.63	4.00	5.52	09/01/34	12/01/35	360	NA	5,913	5,611	-
	<=$500	61	7.63	4.25	5.52	08/01/34	12/01/35	360	NA	23,640	22,280	-
	<=$1,000	34	6.75	4.50	5.30	10/01/34	11/01/35	360	NA	24,832	23,879	-
	>$1,000	7	7.38	4.88	5.61	11/01/34	12/01/35	360	NA	9,814	9,612	-
	Summary	141	7.75	4.00	5.40	08/01/34	12/01/35	360	NA	$65,298	$61,747	$-
PUD	<= $100	1	5.63	5.63	5.63	07/01/35	07/01/35	360	NA	$100	$97	$-
	<=$250	35	7.76	4.00	5.75	07/01/33	12/01/35	360	NA	6,816	6,257	-
	<=$500	34	8.88	4.63	6.19	08/01/32	12/01/35	360	NA	12,592	11,937	-
	<=$1,000	10	7.92	4.75	5.93	08/01/33	12/01/35	360	NA	6,827	6,730	855
	>$1,000	4	7.80	5.63	6.36	04/01/34	12/01/35	360	NA	5,233	5,226	-
	Summary	84	8.88	4.00	5.98	08/01/32	01/01/36	360	NA	$31,568	$30,247	$855
Summary	<= $100	46	8.38	4.38	5.79	07/01/33	12/01/35	360	NA	$8,309	$3,200	$-
	<=$250	298	9.50	4.00	5.70	08/01/32	01/01/36	360	NA	56,086	53,848	665
	<=$500	435	8.88	4.00	5.68	08/01/32	01/01/36	360	NA	114,202	152,725	2,246
	<=$1,000	182	8.50	4.38	5.67	07/01/33	01/01/36	360	NA	134,431	128,130	1,671
	>$1,000	74	8.13	4.63	5.85	06/01/33	01/01/36	360	NA	122,266	119,154	4,399
	Grand Total	1,035	9.50	4.00	5.69	08/01/32	01/01/36	360	NA	$479,519	$457,057	$8,981

The following table details activity for loans held in securitization trust for the nine months ended September 30, 2007.

	Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2007	$584,358	$3,802	$0	$588,160
Additions	-	-	-	-
principal repayments	(127,301)	-	-	(127,301)
Reserve for loan loss	-	-	(1,011)	(1,011)
Amortization for premium	-	(880)	-	(880)
Balance, September 30, 2007	$457,057	$2,922	($1,011)	$458,968

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $11.1 million at September 30, 2007 versus $1.0 million at December 31, 2006.

Restricted Cash - Restricted cash includes amounts held by counterparties as collateral for hedging instruments, amounts held as collateral for two letters of credit related to the Company's lease of office space, including its corporate headquarters, and amounts held in an escrow account to support warranties and indemnifications related to the sale of the retail mortgage lending platform to IndyMac.

Accounts and accrued interest receivable - Accounts and accrued interest receivable includes accrued interest receivable for investment securities and mortgage loans held in securitization trusts are also included.

Prepaid and other assets - Prepaid and other assets totaled $2.4 million as of September 30, 2007 as compared to $20.6 million as of December 31, 2006. The December 31, 2006 balance included $18.4 million of a net deferral tax asset that was fully reserved for during the three months ended September 30, 2007.

Property and Equipment, Net - Property and equipment totaled $0.1 million as of September 30, 2007 and $0.1 million as of December 31, 2006 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

Assets Related to Discontinued Operations

The balances of the following assets related to the discontinued operation have declined as of September 30, 2007 as compared to December 31, 2006, primarily due to our exit from the mortgage lending business:

Mortgage Loans Held for Sale - Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as “mortgage loans held for sale.” We had mortgage loans held for sale of $8.0 million at September 30, 2007 as compared to $106.9 million at December 31, 2006. We use cash on a short-term basis to finance our mortgage loans held for sale.

Due from Purchasers - We had no amounts due from loan purchasers that were outstanding at September 30, 2007, as compared to $88.4 million at December 31, 2006. Amounts due from loan purchasers are a receivable for the principal and premium due to us for loans that have been shipped to permanent investors but for which payment has not yet been received at period end.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments -As of September 30, 2007 and December 31, 2006, there were $327.9 million and $815.3 million, respectively, of repurchase borrowings outstanding. The Company entered into a six month repurchase agreement with Credit Suisse totaling approximately $102 million. The repurchase agreement will mature on February 22, 2008 with interest rates to reset monthly. All outstanding borrowings under other repurchase agreements mature within 30 days. At September 30, 2007 average days to maturity for our repurchase agreements was 56 days. The weighted average borrowing rate on these financing facilities was 5.28% and 5.37% as of September 30, 2007 and December 31, 2006, respectively.

Collateralized Debt Obligations - There were no new securitization transactions accounted for as a financing during the nine months ended September 30, 2007 or during the year ended December 31, 2006. We had $444.2 million and $197.4 million of CDOs outstanding as of September 30, 2007 and December 31, 2006, respectively. The weighted average borrowing rate on these CDOs was 5.51% and 5.72% as of September 30, 2007 and December 31, 2006, respectively. The increase in the amount of CDOs outstanding between December 31, 2006 and September 30, 2007 is due to the sale of $339.0 million on previously retained securitizations of NYMT 2005-2 securities on February 26, 2007 and $148.0 million of NYMT 2005-1 securities on March 26, 2007. The sales were treated as financings in accordance with SFAS No. 140.

Derivative Assets and Liabilities - We generally hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

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

We enter into derivative transactions solely for risk management purposes and not for speculation. The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133. To this end, the terms of the hedges are matched closely to the terms of the hedged items.

The following table summarizes the estimated fair value of derivative assets as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	September 30, 2007	December 31, 2006

Derivative Assets:
Interest rate caps	$977	$2,011
Interest rate swaps	-	621
Total derivative assets	$977	$2,632
Derivative Liabilities:
Interest rate caps	$-	$-
Interest rate swaps	1,601	-
Total derivative Liabilities	$1,601	$-

Subordinated Debentures - As of September 30, 2007, we had trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company's consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (9.11% at September 30, 2007 and 9.12% at December 31, 2006). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. HC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

$20 million of our subordinated debentures have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010.

Balance Sheet Analysis - Stockholders' Equity

Stockholders' equity at September 30, 2007 was $24.9 million and included $10.9 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive income.

Prepayment Experience

The cumulative prepayment rate (“CPR”) on our mortgage portfolio averaged approximately 20% during the nine month period ended September 30, 2007 as compared to 20% for the nine month period ended September 30, 2006. CPRs on our purchased portfolio of investment securities averaged approximately 14% while the CPRs on mortgage loans held for investment or held in our securitization trusts averaged approximately 26% during the nine month period ended September 30, 2007. The CPR on our mortgage portfolio averages 20% for the three months ended September 30, 2007, as compared to 21% for the three months ended June 30, 2007 and 21% for the three months ended September 30, 2006. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

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

Other Operational Information

	September 30,
	2007 (1)	2006	% change
Loan officers	-	378	(100.0)%
Other employees	9	307	(97.1)%
Total employees	9	685	(98.7)%
Number of sales locations	-	50	(100.0)%

(1)
In connection with the sale of our mortgage lending platform assets at the end of the first quarter of 2007, the Company exited the mortgage lending business and significantly reduced its staffing needs. As of March 31, 2007, the Company did not employ any loan officers and did not maintain any sales locations.

Comparative Net Loss

	for the Three Months Ended September 30,			for the Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Net interest income	$269	$239	12.6%	$128	$5,074	(97.5)%
Total other (expenses) income	(1,112)	440	(352.7)%	(5,873)	(529)	(1010.2)%
Total expenses	846	411	105.8%	2,022	1,871	8.1%
(Loss) income for continuing operations	(20,041)	268	(7,578.0)%	(26,119)	2,674	(1,076.8)%
Loss from discontinued operations	(675)	(4,136)	116.3%	(13,534)	(8,160)	(65.9)%
Net loss	(20,716)	(3,868)	(336.3)%	(39,653)	(5,486)	(622.0)%
EPS Basic and Diluted	$(5.70)	$(1.07)	(442.9)%	$(10.94)	$(1.53)	(605.8)%

For the three months ended September 30, 2007, we reported a net loss of $20.7 million, as compared to a net loss of $3.9 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we reported a net loss of $39.7 million, as compared to a net loss of $5.5 million for the nine months ended September 30, 2006. The table below will detail the material components of the change in net loss for the three month and nine month ended periods.

See the following table for the selected components of the increase net loss for the three and nine months ended September 30, 2007 and 2006.

	for the Three Months Ended September 30,			for the Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Net interest income on investment portfolio	$1,164	$1,116	4.3%	$2,799	$7,730	(63.8)%
Realized (loss) gain on sale of investment securities	(1,013)	440	(330.2)%	(4,834)	(529)	(813.8)%
Loan loss reserve on loans held in securitization trust	(99)	-	(100.0)%	(1,039)	-	(100.0)%
Allowance for deferred tax asset	(18,352)	-	(100.0)%	(18,352)	-	(100.0)%
Loss from discontinued operations - net of tax	$(675)	$(4,136)	83.7%	$(13,534)	$(8,160)	(65.9)%

For the three months ended September 30, 2007, we reported a net loss of $20.7 million, as compared to a net loss of $3.9 million for the three months ended September 30, 2006. The increase in net loss of $16.8 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is primarily due to an allowance for deferred tax asset of $18.4 million. For the nine months ended September 30, 2007, we reported a net loss of $39.7 million, as compared to a net loss of $5.5 million for the nine months ended September 30, 2006. The increase in net loss of $34.2 million is due mainly to a decrease in net interest income from the investment portfolio of $4.9 million, an increase in realized losses from sale of investment securities totaling $4.3 million, an increase in net loss from discontinued operations of $5.4 million and a $18.4 million allowance for the deferred tax asset.

Comparative Net Interest Income

The following table sets forth the changes in net interest income, yields earned on mortgage loans and securities and rates on financial arrangements for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$863.7	$12,813	5.93%	$1,281.3	$17,632	5.50%
Amortization of net premium	1.5	(437)	(0.21)%	6.4	(634)	(0.22)%
Interest income/weighted average	$865.2	$12,376	5.72%	$1,287.7	$16,998	5.28%

Interest expense:
Investment securities and loans held in the securitization trusts	$817.6	$11,212	5.49%	$1,214.4	$15,882	5.12%
Subordinated debentures	45.0	895	7.96%	45.0	877	7.80%
Interest expense/weighted average	$862.6	$12,107	5.61%	$1,259.4	$16,759	5.21%
Net interest income/weighted average		$269	0.11%		$239	0.07%

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$942.3	$40,415	5.72%	$1,322.6	$51,682	5.21%
Amortization of net premium	3.2	(1,428)	(0.22)%	6.1	(1,632)	(0.18)%
Interest income/weighted average	$945.5	$38,987	5.50%	$1,328.7	$50,050	5.03%

Interest expense:
Investment securities and loans held in the securitization trusts	$891.4	$36,188	5.41%	$1,248.7	$42,320	4.47%
Subordinated debentures	45.0	2,671	7.83%	45.0	2,656	7.87%
Interest expense/weighted average	$936.4	$38,859	5.47%	$1,293.7	$44,976	4.59%
Net interest income/weighted average		$128	0.03%		$5,074	0.44%

The decrease in net interest margin of $4.9 million for the nine months ended September 30, 2007 as compared to the nine months end September 30, 2006 is primarily due to a decrease in average earning assets of $383.2 million as well as a reduction in net interest margin of 41 basis points.

The following table sets forth the net interest spread since inception for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trust, excluding the costs of our subordinated debentures.

As of the Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Comparative Expenses
	for the Three Months Ended September 30,			for the Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Salaries and benefits	$178	$166	7.2%	$674	$618	9.1%
Marketing and promotion	37	20	85.0%	99	54	83.3%
Data processing and communications	50	58	(13.8)%	143	177	(19.2)%
Professional fees	266	82	224.4%	471	447	5.4%
Depreciation and amortization	93	131	29.0%	242	398	(39.2)%
Other	222	(46)	(582.6)%	393	177	(122.0)%
	$846	$411	105.8%	$2,022	$1,871	8.1%

The increase in professional fees of $0.2 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is due mainly to legal and accounting fees related to continued review our strategic alternative initiatives. The increase in other expenses of $0.3 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is due primarily to the change in allocation of certain expenses previously allocated to the discontinued mortgage lending operation. Also, the decrease of $0.2 million in depreciation and amortization for the nine months ended September 30, 2007 as compared the same period in 2006 is due to the sale of fixed assets in the first quarter related to the disposal of the mortgage lending business.

Discontinued Operation
	for the Three Months Ended September 30,			for the Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

Revenues:
Net interest income	$179	$543	(67.0)%	$931	$2,871	(67.6)%
(Loss) gain on sale of mortgage loans	(10)	4,311	(100.2)%	2,540	14,362	(82.3)%
Loan (losses)	(172)	(4,077)	(95.8)%	(8,414)	(4,077)	(106.4)%
Brokered loan fees	3	2,402	(99.9)%	2,319	8,672	(73.3)%
Gain on sale of retail lending segment	-	-	-%	4,525	-	100.0%
Other (expense) income	(39)	43	(190.7)%	(24)	(437)	94.5%
Total net revenues	$(39)	$3,222	(101.2)%	$1,877	$21,391	(91.2)%

Expenses:
Salaries, commissions and benefits	$424	$5,212	(91.9)%	$6,508	$17,102	(61.9)%
Brokered loan expenses	-	1,674	(100.0)%	1,731	6,609	(73.8)%
Occupancy and equipment	(86)	1,255	(106.9)%	2,124	3,870	(45.1)%
General and administrative	298	3,132	(90.5)%	5,048	10,464	(51.8)%
Total expenses	636	11,273	(94.4)%	15,411	38,045	(59.5)%
Loss before income tax benefit	(675)	(8,051)	(91.6)%	(13,534)	(16,654)	(18.7)%
Income tax (provision) benefit	-	3,915	(100.0)%	-	8,494	(100.0)%
Loss from discontinued operations - net of tax	$(675)	$(4,136)	83.7%	$(13,534)	$(8,160)	(65.9)%

The majority of the decreases in revenues and expenses are due to the Company's exit from the mortgage lending business in the first quarter of 2007. In addition, the Company experienced loan losses of $8.4 million and $4.1 million for the nine months ended September 30, 2007 and 2006, respectively. This increase in loan losses for the nine months ended September 30, 2007 from the same period in 2006 is largely attributable to decrease in real estate values. The Company recorded a net gain of $4.5 million for the sale of the retail segment during the nine months ending September 30, 2007. In addition, the Company incurred an $18.4 valuation allowance for the deferred tax asset, in the three months ended September 30, 2007.

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

As of the date of this report, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months. At September 30, 2007, we had cash balances of $11.1 million and borrowings of $327.9 million under outstanding repurchase agreements. At September 30, 2007, we also had longer-term capital resources from CDOs outstanding of $444.2 million and from subordinated debt of $45.0 million.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with 4 different financial institutions as of September 30, 2007. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  See "Market (Fair Value) Risk" under Item 3 of this Form 10-Q.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.  Moreover because these lines of financing are not committed, meaning the counterparty can call the loan at any time, interest rate changes, concern regarding the fair value of our mortgage-backed securities portfolio, and shared concerns in the credit markets may lead to margin calls initiated by the repurchase agreement providers. External disruptions to credit markets might also impair access to additional liquidity.  See "Risk Factors" relating to liquidity under Part II, Item 1A of this Form 10-Q and "Liquidity and Funding Risk" under Item 3 of this Form 10-Q for a discussion of additional risks and uncertainties relating to our liquidity.

During and subsequent to the month of August, 2007, the availability of short-term collateralized borrowing through repurchase agreements worsened considerably, primarily as a result of the fall-out from increasing defaults in the sub-prime mortgage market and losses incurred at a number of larger companies in the mortgage industry.  At September 30, 2007, we had outstanding balances under repurchase agreements with four different counterparties and, as of the date of this report, we have been successful at resetting all outstanding balances under our various repurchase agreements as they have become due.  In the event a counterparty elected to not reset the outstanding balance into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance.  If we are unable to secure financing from another counterparty and surrender the collateral, we would expect to incur a significant loss.  Although we presently expect the short-term collateralized borrowing markets to continue providing us with necessary financing through repurchase agreements, we cannot assure you that this form of financing will be available to us in the future on comparable terms, if at all.

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

To finance our investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity.  At September 30, 2007, our leverage ratio defined as financing arrangements, portfolio investments divided by total stockholders’ equity was 13 to 1. Collateralized debt obligations are not included in leverage ratio calculations as they do not require any upfront or market valuation over collateralization. We, and the providers of our financing facilities, generally view our $45.0 million of subordinated trust preferred debentures outstanding at September 30, 2007 as a form of equity which would result in an adjusted leverage ratio of 5 to 1.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. As of September 30, 2007, we had $220.0 million in interest rate swaps outstanding with two different financial institutions. The weighted average maturity of the swaps was 560 days at September 30, 2007. The impact of the interest swaps extends the maturity of the repurchase agreements to 13 months.

On September 27, 2007, the Company’s board of directors elected to omit the quarterly dividend for holders of the Company’s common stock for the 2007 third quarter. The board of director’s decision continues to reflect the Company’s focus on elimination of operating losses related to the discontinued mortgage lending business with a view to conserving capital to build future earnings from our portfolio management operations. The Company’s board of directors will continue to evaluate the Company’s dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the Company’s financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when the board of directors declares a dividend. Including this omitted dividend, during the nine months ended September 30, 2007, we distributed approximately $1.8 million in common stock dividends.

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

Repurchase requests from mortgage loan investors are an important factor affecting our liquidity. Repurchase requests predominately result from early payment defaults (“EPDs”) (i.e., where the borrowers have not timely made some or all of their first three mortgage payments) or in the event of a breach of a representation, warranty or covenant under the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan and reselling it at a loss, more recently we have addressed these requests by negotiation of a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. New repurchase demands increased during the three months ended September 30, 2007 by approximately $1.0 million, while $0.5 million of existing repurchase requests were rescinded. In addition, we settled $18.4 million in repurchase requests, reducing the total outstanding repurchase requests to approximately $7.3 million, as compared to $25.2 million for the three months ended June 30, 2007. We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all. If the Company cannot continue to resolve its current repurchase demands through negotiated net cash settlements, the Company's liquidity could be adversely affected. In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

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

Based on the results of this model, as of September 30, 2007, an instantaneous shift of 100 basis points in interest rates would result in an approximate decrease in the net interest spread by 10-15 basis points as compared to our base line projections over the next year.

The following tables set forth information about financial instruments (dollar amounts in thousands):

	September 30, 2007
	Notional Amount	Carrying Amount	Estimated Fair Value

Investment securities available for sale	$367,980	$359,872	$359,872
Mortgage loans held in the securitization trusts	457,057	458,968	453,067
Commitments and contingencies:
Interest rate swaps	220,000	(1,601)	(1,601)
Interest rate caps	$783,334	$977	$977

	December 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value

Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in the securitization trusts	584,358	588,160	582,504
Commitments and contingencies:
Interest rate swaps	285,000	621	621
Interest rate caps	$1,540,518	$2,011	$2,011

The impact of changing interest rates may be mitigated by portfolio prepayment activity that we closely monitor and the portfolio funding strategies we employ. First, our floating rate borrowings may react to changes in interest rates before our adjustable rate assets because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the adjustable rate assets. Second, interest rates on adjustable rate assets may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Third, our adjustable rate assets typically lag changes in the applicable interest rate indices by 45 days due to the notice period provided to adjustable rate borrowers when the interest rates on their loans are scheduled to change.

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

Market (Fair Value) Risk

For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2007, and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in mortgage-backed securities and in derivative instruments, primarily interest rate hedges on our debt, will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary and has varied materially from period to period. Historically, the values of our mortgage loan portfolio have tended to vary inversely with those of its derivative instruments.

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

The table below presents the sensitivity of the market value of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the percentage change in the market value of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates expressed in years - a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings. Included in the table is a “Base Case” duration calculation for an interest rate scenario that assumes future rates are those implied by the yield curve as of September 30, 2007. The other two scenarios assume interest rates are instantaneously 100 and 200 bps higher that those implied by market rates as of September 30, 2007.

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

Net Portfolio Duration
September 30, 2007

			Basis point increase
	-100	Base	+100	+200
Mortgage Portfolio	0.27	0.36 years	0.60 years	0.90 years
Borrowings (including hedges)	0.34	0.34 years	0.34 years	0.34 years
Net	(0.07)	0.02 years	0.26 years	0.56 years

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

Although market value sensitivity analysis is widely accepted in identifying interest rate risk, it does not take into consideration changes that may occur such as, but not limited to, changes in investment and financing strategies, changes in market spreads and changes in business volumes. Accordingly, we make extensive use of an earnings simulation model to further analyze our level of interest rate risk.

There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of ARM products, the availability of ARM products and the availability and the cost of financing for ARM products. Other key assumptions made in using the simulation model include prepayment speeds and management's investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our ARM Assets in determining the earnings at risk.

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

Liquidity and Funding Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, meet margin requirements, fund and maintain investments, pay dividends to our stockholders and meet other general business needs. We recognize the need to have funds available for our operating. It is our policy to have adequate liquidity at all times. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

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

For the nine and three months ended September 30, 2007, our mortgage assets paid down at an approximate average annualized constant paydown rate (“CPR”) of 20% and 20%, respectively, compared to 20% and 21%, respectively, for the comparable periods in 2006 and 19% for the year ended December 31, 2006. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM Assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities. As previously noted, we were predominately a high-quality loan originator and our underwriting guidelines are intended to evaluate the credit history of the potential borrower, the capacity and willingness of the borrower to repay the loan, and the adequacy of the collateral securing the loan. Along with this however, during 2006 and the first quarter of 2007, immediately prior to our sale of our mortgage lending operation, there was a growing percentage of loans underwritten with stated income and/or stated assets. These loan types make credit risk assessment more difficult.

We mitigate credit risk by establishing and applying criteria that identifies high-credit quality borrowers. With regard to the purchased mortgage security portfolio, we rely on the credit worthiness of Fannie Mae, Freddie Mac or the AAA/Aaa rating established by the Rating Agencies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures- We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting- Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

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

In making our assessment of the internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2006. At March 31, 2007, due to post-closing transition requirements related to the IndyMac transaction, we determined that the material weakness had not yet been remediated. Although we believe the actions and events outlined below have improved our internal controls, we determined that the material weakness had not been remediated at September 30, 2007.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our quarterly reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007, during the first, second  and third quarters of 2007, our management actively assessed our accounting needs to determine appropriate staffing levels. Subsequent to March 31, 2007, management identified and engaged certain accounting consultants to perform the functions of controller for the Company. Effective October 1, 2007, the Company employed a full-time controller. In addition, with the completion of substantially all of the post-closing requirements related to the IndyMac transaction the workload demands on our accounting staff and disruptions to the accounting period closing process have been greatly reduced. Management believes that our internal controls have improved as a result of these actions and events and will continue to assess the Company's accounting needs and take such steps as necessary to maintain effective controls.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2006, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

The Company's liquidity may be adversely affected by margin calls under its repurchase agreements because they are dependent in part on the lenders' valuation of the collateral securing the financing.

Each of these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When the Company is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm the Company's liquidity, results of operation, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition.

The Company's loan delinquencies may increase as a result of significantly increased monthly payments required from ARM borrowers after the initial fixed period.

Scheduled increase in monthly payments on adjustable rate mortgage loans may result in higher delinquency rates on mortgage loans and could have a material adverse affect on our net income and results of operations. This increase in borrowers' monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

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

Our common stock is currently quoted for trading on the Over the Counter Bulletin Board which may adversely impact the liquidity of our shares and reduce the value of an investment in our stock.

Effective September 11, 2007, our common stock was delisted from quotation on the New York Stock Exchange and on the same day our common stock became quoted on the Over the Counter exchange. We have applied to list our common stock on another national securities exchange, however, we can provide no assurance that our common stock will be approved for listing on another national securities exchange in the future. Our common stock has historically been sporadically or “thinly traded” (meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent) and no assurances can be given that a broader or more active public trading market for our common stock will develop or be sustained in the future or that current trading levels will be sustained. You may be unable to sell at or near ask prices or at all if you desire to liquidate your shares. This situation is attributable to a number of factors, including, among other things, the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to them in the future.

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described above and in our annual report on Form 10-K. On July 23, 2007, our board of directors elected to omit declaring and paying a dividend to common stockholders for the 2007 second quarter.  The board of directors' decision reflected the Company's focus on elimination of operating losses through the sole of our mortgage lending business with a view to conserving capital to build future earnings from our portfolio management operations.  All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 14, 2007	By:	/s/ David A. Akre
David A. Akre Co-Chief Executive Officer

Date: November 14, 2007	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1(a)	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 4, 2007.)

3.1(c)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 4, 2007.)

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant's Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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

10.1	Fourth Amendment to Assignment and Assumption of Sublease dated as of August 30, 2007 by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc.*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith