Form 10-K
period 2007-12-31
NEW YORK MORTGAGE TRUST INC
filed 2008-03-31
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(212) 792-0107
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large “accelerated filers,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of The Exchange Act. (check one):

Large Accelerated Filer  ☐ Accelerated Filer ☐ Non-Accelerated Filer  ☒    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $29.9 million.

The number of shares of the Registrant’s Common Stock outstanding on February 29, 2008 was 3,640,209.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Where Incorporated
1. Portions of the Registrant's Definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders  scheduled for June 2008 to be filed with the Securities and Exchange Commission by no later than April 30, 2008.
Part III, Items 10-14

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

PART I
Item 1. BUSINESS

General

New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of investing in residential adjustable rate mortgage-backed securities issued by a United States government-sponsored enterprise (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Annual Report on Form 10-K as “MBS” and MBS issued by a GSE as “Agency MBS”. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

Prior to the sale of our retail mortgage lending platform on March 31, 2007, a significant part of our business involved the origination of mortgage loans, which we either sold to third parties or retained in our portfolio of mortgage securities. Since March 31, 2007, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in MBS.

As of December 31, 2007, our assets were comprised of primarily Agency MBS securities and prime ARM loans held in securitization trusts. As of December 31, 2007, we had approximately $809.3 million of total assets as compared to $1.3 billion at December 31, 2006.

Recent Events

Recent Market Volatility

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including recent defaults, credit losses and liquidity concerns. During March 2008, news of potential and actual security liquidations has increased the price volatility and liquidity of many financial assets, including Agency MBS and other high-quality mortgage securities and loans. As a result, market values for, and available liquidity to finance, certain mortgage securities, including some of our Agency MBS and AAA-rated non-Agency MBS, have been negatively impacted. As a response to these changed conditions, which have impacted a relatively broad range of leveraged public and private companies with investment and financing strategies similar to ours, the Company undertook a number of strategic actions to reduce leverage and raise liquidity in the portfolio of Agency MBS. Since March 7, 2008, the Company sold, in aggregate, approximately $598.9 million of Agency MBS that comprised $516.4 million of Agency hybrid ARM MBS and $82.5 million of Agency CMO floating rate MBS. These sales resulted in a loss of $15.4 million. Additionally, as a result of these sales of MBS, we terminated associated interest rate swaps that were used to hedge our liability costs with a notional balance of $297.7 million at a cost of $2.0 million. As of March 31, 2008, our MBS portfolio totaled approximately $507.0 million and was comprised of $259.6 million of Agency hybrid ARM MBS, $216.3 million of Agency CMO floating rate MBS (“CMO Floaters”) and $31.1 million of AAA-rated non-Agency MBS. As of March 31, 2008, in aggregate, our Agency MBS portfolio was financed with approximately $431.7 million of reverse repurchase agreement borrowings (referred to as “repo” borrowings) with an average advance rate of 91% that implies an average haircut of 9% for the entire portfolio. Within our total portfolio, our Agency hybrid ARM MBS is financed with $230.2 million of repo funding equating to an advance rate of 93% that implies a haircut of 7% and our Agency CMO Floaters are financed with $180.7 million of repurchase agreement financing equating to an advance rate of 88% that implies a haircut of 12%. The Company also owns approximately $401.4 million of adjustable rate mortgages that were deemed to be of “prime” or high quality at the time of origination. These loans are permanently financed with approximately $388.3 million of collateralized debt obligations and are held in securitization trusts.

We generally finance our portfolio of Agency MBS and non-Agency MBS through repurchase agreements. As a result of recent market disruptions that included company or hedge fund failures and securities portfolio foreclosures by repurchase agreement lenders, among other events, repurchase agreement lenders have tightened their lending standards and have done so in a manner that now distinguishes between “type” of Agency MBS. For example, during the month of March 2008, lenders generally increased haircuts on Agency Hybrid ARMs from 3% to 7% and also increased haircuts on Agency CMO Floaters from 5% to a range of 10% to 30%, largely dependent upon cash flow structure. Given the volatility in haircuts on Agency CMO Floaters, in March 2008 we sold approximately $82.5 million of Agency CMO Floaters at a loss of $4.7 million rather than meet the significant increase in required haircuts on these securities. Although we sold the Agency CMO Floaters that were subject to the greatest increase in haircuts, we cannot assure you that the haircuts on the remaining Agency CMO Floaters in our MBS portfolio will not increase from their current haircut average of 12%.A material increase in haircuts on these securities (or on our Agency hybrid ARM MBS) would likely result in further securities sales that would likely negatively affect our profitability, liquidity and the results of operations.

Private Placement of Common Stock

On February 21, 2008, we completed the issuance and sale of 15.0 million shares of our common stock to certain accredited investors (as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended, or Securities Act) at a price of $4.00 per share. This private offering of our common stock generated net proceeds to us of approximately $57.0 million after payment of private placement fees, but before expenses. Prior to this issuance of common stock, we had 3,640,209 shares of common stock outstanding.

Private Placement of Convertible Preferred Stock to JMP Group Inc. and Certain of its Affiliates

On January 18, 2008, we issued 1.0 million shares of our Series A Cumulative Redeemable Convertible Preferred Stock, which we refer to as our Series A Preferred Shares, to JMP Group, Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Shares entitle the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.10 per share. The Series A Preferred Shares mature on December 31, 2010, and are convertible into shares of our common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each Series A Preferred Share. Under certain circumstances, the Series A Preferred Shares will automatically convert into shares of our common stock. In addition, under the terms of the Series A Preferred Shares, holders have the option to convert, at any time, the Series A Preferred Shares into shares of our common stock. The Series A Preferred Shares may also be redeemed by the Company in connection with certain change of control events. The Series A Preferred Shares have voting rights that allow the holders to vote with the common stock, voting together as a single class on an “as converted” basis, and the holders have the right to appoint one additional “independent” director, as such term is defined under the rules of the NASDAQ Stock Market, to stand for election to our board of directors at our next annual meeting of stockholders in June 2008. At their option, the holders may purchase up to an additional $20.0 million of Series A Preferred Shares, on identical terms, through April 4, 2008.

In connection with this private offering of our Series A Preferred Shares, we entered into a registration rights agreement under which we agreed to file with the SEC by no later than June 30, 2008, a resale shelf registration statement to register for resale the Series A Preferred Shares and the shares of our common stock into which the Series A Preferred Shares are convertible. Under the terms of the Series A Preferred Shares, in the event we fail to file a resale registration statement with the SEC on or before June 30, 2008, holders of our Series A Preferred Shares may be entitled to receive an additional cash dividend at the rate of $0.10 per quarter per share for each calendar quarter after June 30, 2008 until we file such resale registration statement.

Advisory Agreement with JMP Asset Management LLC

Concurrent with the issuance of the Series A Preferred Shares, we entered into an advisory agreement with JMP Asset Management LLC (“JMPAM”), an affiliate of JMP Group, Inc. Under the agreement, JMPAM advises two of our wholly-owned subsidiaries, Hypotheca Capital, LLC, or HC (formerly known as The New York Mortgage Company, LLC), and New York Mortgage Funding, LLC, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by JMPAM. We refer to these subsidiaries throughout this Annual Report on Form 10-K as the “Managed Subsidiaries.” As described below under “Sale of Mortgage Lending Platform in 2007”, we have an approximately $62.0 million net operating loss carry-forward that remains with the Company after the sale of our mortgage lending business. As an advisor to the Managed Subsidiaries, we expect that JMPAM will, at some point in the future, focus on the acquisition of alternative mortgage related investments on behalf of the Managed Subsidiaries. Some of those investments may allow us to utilize all or a portion of the net operating loss carry-forward, to the extent available by law. Because we intend to focus our investment efforts on Agency MBS, we currently have no plans to acquire alternative mortgage related investments to be held in the Managed Subsidiaries. The commencement of any activity by JMPAM must be approved by the board of directors and any subsequent investment on behalf of Managed Subsidiaries must adhere to investment guidelines adopted by our board of directors. For a description of the economic and other material terms of the advisory agreement, see “Advisory Agreement” below.

Changes in the Composition of the Board of Directors

Upon completion of the issuance and sale of the Series A Preferred Shares on January 18, 2008 and pursuant to the stock purchase agreement providing for the sale of the Series A Preferred Shares, James J. Fowler and Steven M. Abreu were appointed to our board of directors, with Mr. Fowler being appointed the non-executive chairman of our board of directors. Mr. Fowler also serves as the Chief Investment Officer of the Managed Subsidiaries. Mr. Fowler is a managing director of JMPAM and president of JMP Realty Trust, Inc., a private REIT that is externally managed by JMPAM and an investor in our Series A Preferred Shares. In addition, concurrent with the completion of the issuance and sale of the Series A Preferred Shares and pursuant to the stock purchase agreement, Steven B. Schnall, Mary Dwyer Pembroke, Jerome F. Sherman and Thomas W. White resigned as members of our board of directors. The board of directors is currently comprised of seven directors, four of whom are “independent” (in accordance with the applicable standards for independence prescribed by the rules of the NASDAQ Stock Market).

Sale of Mortgage Lending Platform in 2007

Prior to March 31, 2007, a significant part of our business involved the origination of mortgage loans through HC. HC offered a broad range of residential mortgage loan products to consumers, with a primary focus on prime, or high credit quality, residential mortgage loans. We historically sold all fixed-rate and most of the adjustable rate loans that we originated to third parties while retaining selected adjustable-rate hybrid mortgage loans in our portfolio. However, beginning in March 2006, we began to sell all loans originated by HC in an effort to increase gain on sale revenue.

In connection with our exploration of strategic alternatives and the significant operating and financial challenges facing our mortgage lending business, we completed two separate strategic transactions during the first quarter of 2007 that resulted in our exit from the mortgage lending business. On February 22, 2007, we completed the sale of our wholesale lending business to Tribeca Lending Corp., or Tribeca Lending, a subsidiary of Franklin Credit Management Corporation, for an estimated purchase price of $485,000. Shortly thereafter, on March 31, 2007, we completed the sale of substantially all of the operating assets related to the retail mortgage lending platform of HC to Indymac Bank, F.S.B., (“Indymac”), for a purchase price of approximately $13.5 million in cash and the assumption of certain of our liabilities. Pursuant to this transaction, Indymac purchased substantially all of the operating assets related to HC’s retail mortgage lending platform, including, among other things, leases held by HC for approximately 30 retail mortgage lending offices (excluding our corporate headquarters), the tangible personal property located in those retail mortgage banking offices, HC’s pipeline of residential mortgage loan applications, or pipeline loans, and escrowed deposits related to the pipeline loans. In addition, Indymac assumed the obligations of HC under the pipeline loans and substantially all of HC’s liabilities under the purchased contracts and purchased assets arising after the closing date. Indymac also agreed to pay (i) the first $500,000 in severance expenses with respect to “transferred employees” (as defined in the asset purchase agreement for this transaction) and (ii) severance expenses in excess of $1.1 million arising after the closing with respect to transferred employees. Under the terms of this transaction with Indymac, approximately $2.3 million was placed in escrow to support warranties and indemnifications provided to Indymac by HC as well as other purchase price adjustments. As of January 28, 2008, approximately $970,000 has been paid to Indymac and approximately $469,000 has been released to us from the escrow account. We expect to pay Indymac an additional approximately $150,000 out of the escrow account, with the remaining approximately $750,000 to be released to us from escrow by not later than September 30, 2008. Indymac hired substantially all of our branch employees and loan officers and a majority of HC employees based out of our corporate headquarters. We have an approximately $62.0 million gross operating loss carry-foward that remains with the Company after the sale of the mortgage lending business.

Although we sold substantially all of our mortgage lending assets, we retain certain liabilities associated with the mortgage lending business. Among these liabilities are the costs associated with the disposal of the mortgage loans held for sale, potential repurchase and indemnification obligations (including early payment defaults) on previously sold mortgage loans and remaining lease payment obligations on real and personal property.

In connection with the sale of our mortgage lending assets, during the fourth quarter of 2006 we classified substantially all of the assets, liabilities and operations of our mortgage lending business as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset that remains with the Company after the sale of the mortgage lending business, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac, are considered part of the ongoing operations of our Company and accordingly, we have not classified as a discontinued in accordance with the provisions of SFAS No. 144. See Note 9 in the notes of our consolidated financial statements.

Our Business

We are a self-advised REIT in the business of investing, on a leveraged basis, in Agency MBS, prime ARM loans and non-Agency MBS. We seek to acquire and manage investment securities that will, over the long-term, generate positive net interest income for our shareholders. We believe that the best approach to generating a positive net interest income is to manage our liabilities, principally in the form of short-term indebtedness (maturities of one year or less), in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase agreement financing, generally short-term, and over time will combine our financings with hedging techniques, primarily interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate caps, floors and swap options to protect against adverse interest rate movements.

Our Co-Chief Executive Officers have an average of 22 years experience managing short duration MBS and mortgage loan portfolios through different economic cycles and during past market dislocations. In particular, we believe our reputation among and relationships with key financial institutions have helped us to endure recent dislocation and uncertainty in the MBS liquidity market.

As of December 31, 2007, our investment portfolio was comprised of approximately $350.5 million in MBS, including $318.7 of Agency MBS, approximately $31.8 million of non-Agency MBS of which $30.6 million are rated in the highest category by two rating agencies and $430.7 million of prime ARM loans held in securitization trusts.

Our Investment Strategy

Since inception, our investment portfolio strategy has focused on the acquisition of high-credit quality ARM loans and securities that we believe are likely to generate attractive long-term risk-adjusted returns on capital invested. In managing our mortgage portfolio, we:

•	invest in high-credit quality Agency and non-Agency MBS, including ARM securities, collateralized mortgage obligation floaters, or CMO Floaters, and high-credit quality mortgage loans;

•	finance our portfolio by entering into repurchase agreements, or issuing collateral debt obligations relating to our securitizations;

•	generally operate as a long-term portfolio investor; and

•	generate earnings from the return on our mortgage securities and spread income from our securitized mortgage loan portfolio.

We will in the future focus on the acquisition of Agency MBS, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with obtaining, financing and managing for these investments.

We entered into an advisory agreement with JMPAM pursuant to which JMPAM will advise the Managed Subsidiaries and is expected, at some point in the future, to implement an alternative mortgage related investment strategy for the Managed Subsidiaries. Although we currently have no plans to acquire alternative mortgage related investments to be held in the Managed Subsidiaries, we do expect that JMPAM will, in the future, as an advisor to the Managed Subsidiaries, focus on the acquisition of alternative mortgage investments on behalf of the Managed Subsidiaries that will allow us to utilize all or a portion of the net operating loss carry-forward to the extent available by law. This strategy, if and when implemented, will vary from our core strategy. We can make no assurance that we or JMPAM will be successful at implementing any alternative investment strategy.

Our Targeted Asset Class

With respect to ARM and hybrid ARM securities, we typically purchase, and will focus primarily on the purchase and management of hybrid MBS issued by either Fannie Mae or Freddie Mac. Hybrid ARM MBS are adjustable rate mortgage assets that have a rate that is fixed for a period of three to ten years initially, before becoming annual or semi-annual adjustable rate mortgages. Typically we seek to acquire hybrid ARM MBS with fixed periods of five years of less. In most cases we are required to pay a premium, a price above the par value, for these assets, which generally is between 101% and 102% of the par value, depending on the pass-through rates of the security, the months remaining before it converts to an ARM, and other considerations.

Fannie Mae guarantees to the holder of a Fannie Mae MBS that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. Freddie Mac guarantees to each holder of certain Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans. We prefer Fannie Mae hybrid ARM MBS due to their shorter remittance cycle; the time between when a borrower makes a payment, and the investor received the net payment.

The obligations of Fannie Mae and Freddie Mac, under their respective guaranties are solely those of Fannie Mae and Freddie Mac respectively, and are not backed by the full faith and credit of the United States. If Fannie Mae or Freddie Mac were unable to satisfy their respective obligations, distributions to holders of the respective MBS would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of the respective MBS.

Our investment portfolio also includes prime ARM Loans held in securitization trusts. The loans held in securitization trusts are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased, that we securitized in 2005. These loans are substantially prime full documentation interest only hybrid ARMs on residential properties located in New York and Massachusetts. All are first lien mortgages.

Our Financing Strategy

To finance our MBS investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. At December 31, 2007 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by total stockholders’ equity, was 17.1 to one. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreement calculate our leverage. The Company also has $45 million of subordinated trust preferred securities outstanding and $417.0 million of collateralized debt obligations outstanding both of which are not dependent on market values of pledged securities or changing credit conditions by our lenders. As of March 31, 2008 our estimated leverage ratio was 7.2 to 1 for our MBS investment portfolio.

We strive to maintain and achieve a balanced and diverse funding mix to finance our investment portfolio and assets. We rely primarily on repurchase agreements and collateralized debt obligations, or CDOs, in order to finance our investment portfolio. Repurchase agreements provide us with short-term borrowings that are secured by the securities in our investment portfolio. These short-term borrowings bear interest rates that are closely linked to the LIBOR, a short term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on to the market value of the securities that we pledge as collateral less a haircut. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines or if unscheduled principal payments on the mortgages underlying our pledged securities increase at a higher than anticipated rate. To reduce the risk that we would be required to sell portions of our portfolio at a loss to meet margin calls, we intend to maintain a balance of cash or cash equivalent reserves and a balance of unpledged mortgage securities to use as collateral for additional borrowings. As of December 31, 2007, we had repurchase agreements outstanding with four different counterparties totaling $315.7 million.

As of December 31, 2007, we financed approximately $430.7 million of loans we hold in securitization trusts permanently with approximately $13.7 million of our own equity investment in the securitization trusts and the issuance of approximately $417.0 million of CDOs. During 2007 we sold approximately $339.0 million of previously retained securitizations resulting in the issuance of non-recourse debt and eliminating any risk of counterparty financing changes, such as increased margins due to declines in the market value of our securities or reduced availability of liquidity.  This CDO issuance replaced short-term repurchase agreements freeing up approximately $17.5 million in capital needed for repurchase agreement haircuts. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition―Liquidity and Capital Resources” for further discussion on our financing activities.

Our Hedging and Interest Rate Risk Management Strategies

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARM securities, many of the underlying hybrid ARM loans in our securities portfolio have initial fixed rates of interest for a period of time ranging from two to five years. Our funding costs are variable and the maturities are short term in nature. We use hedging instruments to reduce our risk associated with changes in interest rates that could affect our investment portfolio of mortgage loans and securities. Typically, we utilize interest rate swaps to effectively extend the maturity of our short term borrowings to better match the interest rate sensitivity to the underlying assets being financed. By extending the maturities on our short term borrowings, we attempt to lock in a spread between the interest income generated by the interest earning assets in our investment portfolio and the interest expense related to the financing of such assets in order to maintain a net duration gap of less than one year. As we acquire mortgage-backed securities, we seek to hedge interest rate risk in order to stabilize net asset values and earnings during periods of rising interest rates. To do so, we use hedging instruments in conjunction with our borrowings to approximate the re-pricing characteristics of such assets. The Company utilizes a model based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market stresses. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps. However, given the prepayment uncertainties on our mortgage assets, it is not possible to definitively lock-in a spread between the earnings yield on our investment portfolio and the related cost of borrowings. Nonetheless, through active management and the use of evaluative stress scenarios of the portfolio, we believe that we can mitigate a significant amount of both value and earnings volatility.

Changes in Strategies

Currently we are following a portfolio strategy that is focused on investments in Agency MBS. During the time we operated a mortgage lending business we sought to invest in both Agency MBS and residential prime whole loan securitizations. We no longer intend to invest in residential whole loan securitizations. Due to changes in market conditions and subject to our intent to qualify for an exemption from registration under the Investment Company Act of 1940, as amended, or Investment Company Act, our board of directors may vary our investment strategy, our financing strategy, or our hedging strategy at any time.

Our Investment Guidelines

In acquiring assets for our portfolio and subsequently managing those assets, we adhere to certain investment guidelines and policies. Our investment guidelines define the following classifications for securities we own:

•
Category I investments are mortgage-backed securities that are either rated within one of the two highest rating categories by at least one of the Rating Agencies, or have their repayment guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

•	Category II investments are mortgage-backed securities with an investment grade rating of BBB/Baa or better by, at least one of the Rating Agencies.

•	Category III investments are mortgage-backed securities that have no rating from, or are rated below investment grade by at least one of the Rating Agencies.

The Company's current investment strategy described above will only focus on Category I investments.

The investment policy adopted by our Board of Directors provides, among other things, that:

•	no investment shall be made which would cause us to fail to qualify as a REIT;

•	no investment shall be made which would cause us to be regulated as an investment company;

•	at least 70% of our assets will be Category I investments or loans that back or will back such investments; and

•	no more than 7.5% of our assets will be Category III investments.

Our Board of Directors may amend or waive compliance with this investment policy at any time without the consent of our stockholders.

To achieve our portfolio strategy and mitigate risk, we:

•	attempt to maintain a net duration, or duration gap, of one year or less on our ARM portfolio, related borrowings and hedging instruments;

•	structure our liabilities to mitigate potential negative effects of changes in the relationship between short- and longer-term interest rates;

•
focus on holding hybrid ARM MBS and hybrid ARM loans in securitized trusts rather than fixed-rate MBS or loans, as we believe we will be adversely affected to a lesser extent by early repayments due to falling interest rates or a reduction in our net interest income due to rising interest rates.

The Co-Chief Executive Officers have the authority to approve, without the need of further authorization of our board of directors, the following transactions from time to time, any of which may be entered into by us or any of our subsidiaries:

•	the purchase and sale of Agency and non-Agency MBS, subject to the limitations described above;

•	securitizations of our mortgage loan portfolio;

•	the purchase and sale of agency debt;

•	the purchase and sale of U.S. Treasury securities;

•	the purchase and sale of overnight investments;

•	the purchase and sale of money market funds;

•	hedging arrangements using:

• interest rate swaps and Eurodollar contracts;

• caps, floors and collars;

• financial futures; and

• options on any of the above; and

•	the incurrence of indebtedness using:

• repurchase agreements;

• term repurchase agreements.

Our Relationship with JMPAM and the Advisory Agreement

JMPAM, an external advisor to the managed subsidiaries, is a wholly-owned subsidiary of JMP Group Inc., an investor in each of our two private offerings, and manages a family of single-strategy and multi-manager hedge fund products. JMPAM also sponsors and partners with other alternative investment firms. JMPAM was founded by Joseph Jolson in 1999. As of December 31, 2007 JMPAM had $275.5 million in client assets under management.

Advisory Agreement

As described above, on January 18, 2008, we entered into an advisory agreement with JMPAM. The following is a summary of the key economic terms of the advisory agreement:

Type	Description
Base Advisory Fee
A base advisory fee of 1.50% per annum of the “equity capital” of the Managed Subsidiaries is payable by us to JMPAM in cash, quarterly in arrears.

Equity capital of the Managed Subsidiaries is defined as, for any fiscal quarter, the greater of (i) the net asset value of the investments of the Managed Subsidiaries as of the end of the fiscal quarter, excluding any investments made prior to the date of the advisory agreement and any assets contributed by us to the Managed Subsidiaries for the purpose of facilitating compliance with our exclusion from regulation under the Investment Company Act, or (ii) the sum of $20,000,000 plus 50% of the net proceeds to us or our subsidiaries of any offering of common or preferred stock completed by us during the term of the advisory agreement.

Incentive Compensation

The advisory agreement calls for incentive compensation to be paid by us to JMPAM under certain circumstances. If earned, incentive compensation is paid quarterly in arrears in cash; provided, however, that a portion of the incentive compensation may be paid in shares of our common stock.

For the first three fiscal quarters of each fiscal year, 25% of the core earnings of the Managed Subsidiaries attributable to the investments that are managed by JMPAM that exceed a hurdle rate equal to the greater of (i) 2.00% or (ii) 0.50% plus one-fourth of the ten year treasury rate for such quarter.

For the fourth fiscal quarter of each fiscal year, the difference between (i) 25% of the GAAP (as defined in Item 7 below) net income of the Managed Subsidiaries attributable to the investments that are managed by JMPAM that exceeds a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year, and (ii) the amount of incentive compensation paid for the first three fiscal quarters of such fiscal year.

Termination Fee

If we terminate the advisory agreement for cause, no termination fee is payable. Otherwise, if we terminate the advisory agreement or elect not to renew it, we will pay a cash termination fee equal to the sum of (i) the average annual base advisory fee and (ii) the average annual incentive compensation earned during the 24-month period immediately preceding the date of termination.

As of March 1, 2008, JMPAM was not managing any assets in the Managed Subsidiaries, but was earning a base advisory fee on the net proceeds to us from our private offerings in each of January 2008 and February 2008.

Conflicts of Interest with JMPAM; Equitable Allocation of Investment Opportunities

JMPAM manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. JMPAM has agreed to make available to the Managed Subsidiaries all investment opportunities that it determines, in its reasonable and good faith judgment, based on their investment objectives, policies and strategies, and other relevant factors, are appropriate for them in accordance with JMPAM’s written allocation procedures and policies.

Since many of the Managed Subsidiaries’ targeted investments are typically available only in specified quantities and since many of their targeted investments may also be targeted investments for other JMPAM accounts, JMPAM may not be able to buy as much of any given investment as required to satisfy the needs of all of its clients’ accounts. In these cases, JMPAM’s allocation procedures and policies would typically allocate such investments to multiple accounts in proportion to the needs of each account. The policies permit departure from proportional allocation when the total JMPAM allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy allows for a “rotational” protocol of allocating subsequent investments so that, on an overall basis, each account is treated equitably.

JMPAM is authorized to follow broad investment guidelines. Our board of directors will periodically review the investment guidelines and the Managed Subsidiaries’ investment portfolios. However, our board of directors generally will not review individual investments. James J. Fowler became our non-executive chairman of the board upon closing of the Series A Preferred Shares on January 18, 2008 and also serves as the Chief Investment Officer of our Managed Subsidiaries. Mr. Fowler is a managing director of JMPAM and president of JMP Realty Trust Inc., a private REIT that is externally managed by JMPAM and one of the investors in our Series A Preferred Shares. In conducting periodic reviews of the investments held by our Managed Subsidiaries, our directors will rely primarily on information provided to them by JMPAM. Furthermore, the Managed Subsidiaries may use complex investment strategies and transactions, which may be difficult or impossible to unwind by the time they are reviewed by our directors. JMPAM has great latitude within our Managed Subsidiaries’ broad investment guidelines to determine the types of assets it may decide are proper investments for the Managed Subsidiaries. The investment guidelines do not permit JMPAM to invest in agency securities, since these investments are made by us. As of the date of this report, our board of directors has not authorized JMPAM to commence the acquisition of investment assets on behalf of the Managed Subsidiaries.

The advisory agreement does not restrict the ability of JMPAM or its affiliates from engaging in other business ventures of any nature (including other REITs), whether or not such ventures are competitive with the Managed Subsidiaries’ business so long as JMPAM’s management of other REITs or funds does not disadvantage us or the Managed Subsidiaries.

JMPAM may engage other parties, including its affiliates, to provide services to us or our subsidiaries; provided that any such agreements with affiliates of JMPAM shall be on terms no more favorable to such affiliate than would be obtained from a third party on an arm’s-length basis and, in certain circumstances, approved by a majority of our independent directors. With respect to portfolio management services, any agreements with affiliates shall be subject to our prior written approval and JMPAM shall remain liable for the performance of such services. With respect to monitoring services, any agreements with affiliates shall be subject to our prior written approval and the base advisory fee payable to JMPAM shall be reduced by the amount of any fees payable to such other parties, although we will reimburse any out-of-pocket expenses incurred by such other parties that are reimbursable by us.

Company History

We were formed as a Maryland corporation in September 2003. In June 2004, we sold 15.0 million shares (or 3.0 million shares as adjusted for the reverse stock split) of our common stock in an initial public offering, or IPO, at a price to the public of $9.00 (or $45.0 per share as adjusted for the reverse stock split) per share. Concurrent with our IPO, we issued 2,750,000 shares of common stock in exchange for the contribution to us of 100% of the equity interests of HC, which, prior to our acquisition of such entity, sold or brokered all of the loans it originated to third parties. Prior to the IPO, we did not have recurring business operations. Effective with the completion of our IPO, we operated two business segments: (i) our mortgage portfolio management segment and (ii) our mortgage lending segment. Under this business model, we would retain and either finance in our portfolio selected adjustable-rate and hybrid mortgage loans that we originated or we would sell them to third parties, while continuing to sell all fixed-rate loans originated by HC to third parties. Commencing in March 2006, we stopped retaining all loans originated by HC and began to sell these loans to third parties. As set forth above, we exited the mortgage lending business on March 31, 2007 and now exclusively focus our efforts and resources on our mortgage portfolio management business.

Our shares of common stock were listed on the New York Stock Exchange, or NYSE, until September 11, 2007, at which time our common stock was de-listed from the NYSE because our average global market capitalization was less than $25 million over a consecutive 30 trading day period. Commencing on September 11, 2007, our common stock began trading on the Over the Counter Bulletin Board (“OTCBB”). In October 2007, we completed a 1-for-5 reverse stock split of our common stock. As of March 31, 2008, our common stock continued to trade on the OTCBB under the symbol “NMTR.OB.”

Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (IRC) of 1986, as amended, for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ended December 31, 2007 and thereafter. We hold our mortgage portfolio investments directly or in a qualified REIT subsidiary, or QRS. Accordingly, the net interest income we earn on these assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by HC, our taxable REIT subsidiary, or TRS, is subject to regular corporate income tax.

The benefit of REIT tax status is a tax treatment that avoids “double taxation,” or taxation at both the corporate and stockholder levels, that generally applies to distributions by a corporation to its stockholders. Failure to qualify as a REIT would subject our Company to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to its stockholders in any such year would not be deductible by our Company.

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

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. We have elected for HC to be treated as a TRS. HC is subject to corporate income tax on its taxable income.

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

Investment Company Act Exemption

We operate our business so as to be exempt from registration under the Investment Company Act. We rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. We monitor our portfolio periodically and prior to each investment to confirm that we continue to qualify for the exemption. To qualify for the exemption, we make investments so that at least 55% of the assets we own consist of qualifying mortgages and other liens on and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own consist of real estate-related assets (including our qualifying real estate assets, both as measured on an unconsolidated basis). We generally expect that our investments will be considered either qualifying real estate assets or real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. Qualification for the Section 3(c)(5)(C) exemption may limit our ability to make certain investments. In addition, we must ensure that each of our subsidiaries qualifies for the Section 3(c)(5)(C) exemption or another exemption available under the Investment Company Act.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. When we invest in mortgage-backed securities, mortgage loans and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the available supply of mortgage assets suitable for purchase, resulting in higher prices and lower yields on assets.

Personnel

As of December 31, 2007 we employed eight people.

Corporate Office

Our corporate headquarters is located at 1301 Avenue of the Americas, New York, New York and our telephone number is (212) 792-0107.

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.nymtrust.com. We make available free of charge, through our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Secretary, 1301 Avenue of the Americas, 7th floor, New York, New York 10019. Information on our website is neither part of nor incorporated into this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. Forward looking statements are those which are not historical in nature and can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Certain statements regarding the following particularly are forward-looking in nature:

•	our business proposed portfolio strategy;

•	future performance, developments, market forecasts or projected dividends; and

•	projected capital expenditures.

It is important to note that the description of our business is a statement about our operations as of a specific point in time. It is not meant to be construed as an investment policy, and the types of assets we hold, the amount of leverage we use, the liabilities we incur and other characteristics of our assets and liabilities are subject to reevaluation and change without notice.

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our proposed portfolio strategy may be changed or modified by our management without advance notice to stockholders, and that we may suffer losses as a result of such modifications or changes;

•	market changes in the terms and availability of repurchase agreements used to finance our investment portfolio activities;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	our ability to minimize losses associated with delinquent loans in our securitization trusts.

•	changes in interest rates and mortgage prepayment rates;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	changes in the U.S. economy

•	our board's ability to change our operating policies and strategies without notice to you or stockholder approval;

•
our ability to manage, minimize or eliminate liabilities stemming from the discontinued operations including, among other things, litigation, repurchase obligations on the sales of mortgage loans and property leases;

•	there are conflicts of interest in our relationship with JMPAM, which could result in decisions that are not in the best interests of our stockholders;

•	termination of the advisory agreement may be difficult and costly;

•	we may be required to pay liquidated damages in the event we fail to satisfy certain obligations under the Common Stock Registration Rights Agreement; and

•
the other important factors described in this Annual Report on Form 10-K, including those under the captions “Item 1A. Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.”

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

Item 1A. RISK FACTORS

Set forth below are the risks that we believe are material to stockholders. You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our company and our business. The risks discussed herein can adversely affect our business, liquidity, operating results, prospects, and financial condition. This could cause the market price of our securities to decline. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, prospects, and financial condition.

Risks Related to Our Business

Interest rate fluctuations may cause losses.

We believe our primary interest rate exposure relates to our mortgage loans, MBS and variable-rate debt, as well as the interest rate swaps and caps that we utilize for risk management purposes. Changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in financing these assets. Changes in the level of interest rates also can affect our ability to acquire mortgage loans or MBS, the value of our assets and our ability to realize gains from the sale of such assets. In a period of rising interest rates, our interest expense could increase while the interest we earn on our assets would not change as rapidly. This would adversely affect our profitability.

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

We may experience a decline in the market value of our assets.

The market value of the interest-bearing assets that we have acquired and intend to continue to acquire, most notably MBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates. We anticipate that increases in interest rates will tend to decrease our net income. A decline in the market value of our investment securities, such as the decline we experienced during March 2008, primarily as a result of news of potential security liquidations, may adversely affect us, particularly where we have borrowed money based on the market value of those investment securities. In such case, the lenders may require, and have required, us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets at a time when we might not otherwise choose to do so and we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to our lenders for the declines in the market values of the collateral. For example, in March 2008, due in part to decreases in the market value of certain of our investment securities and the anticipated increase in collateral requirements by our lenders as a result of such decrease in the market value of such securities, we elected to increase our liquidity by reducing our leverage through the sale of an aggregate of approximately $598.9 million of Agency MBS, which resulted in an aggregate loss of approximately $15.4 million. If we liquidate investment securities at prices lower than the amortized costs of such investment securities, we will incur losses.

Changes in prepayment rates on our investment securities may decrease our net interest income.

Pools of mortgage loans underlie the investment securities that we acquire. We will generally receive principal distributions from the principal payments that are made on these underlying mortgage loans. When borrowers repay their mortgage loans faster than expected, this will result in prepayments that are faster than expected on the investment securities. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors, all of which are beyond our control. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•
We have purchased, and may purchase in the future, investment securities that have a higher interest rate than the market interest rate at the time of purchase. In exchange for this higher interest rate, we are required to pay a premium over the face amount of the security to acquire the security. In accordance with accounting rules, we amortize this premium over the anticipated term of the mortgage security. If principal distributions are received faster than anticipated, we would be required to expense the premium faster. We may not be able to reinvest the principal distributions received on these investment securities in similar new mortgage-related securities and, to the extent that we can do so, the effective interest rates on the new mortgage-related securities will likely be lower than the yields on the mortgages that were prepaid.

•
We also may acquire investment securities at a discount. If the actual prepayment rates on a discount mortgage security are slower than anticipated at the time of purchase, we would be required to recognize the discount as income more slowly than anticipated. This would adversely affect our profitability. Slower than expected prepayments also may adversely affect the market value of a discount mortgage security.

A disproportionate rise in short-term interest rates as compared to longer-term interest rates may adversely affect our income.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

A flat or inverted yield curve may adversely affect prepayment rates on and supply of our investment securities.

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our investment securities to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid ARMs and ARMs, possibly decreasing the supply of the investment securities we seek to acquire. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than hybrid ARMs or ARM rates, further increasing prepayments on, and negatively impacting the supply of, our investment securities. Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Interest rate mismatches between our adjustable-rate agency securities and our borrowings used to fund our purchases of these securities may reduce our income during periods of changing interest rates.

Our borrowings have interest rates that adjust more frequently than the interest rate indices and repricing terms of the investment securities we seek to acquire and currently hold in our portfolio. Accordingly, if short-term interest rates increase, our borrowing costs may increase faster than the interest rates on our investment securities adjust. As a result, in a period of rising interest rates, we could experience a decrease in net income or a net loss.

Our current portfolio is comprised primarily of, and we intend that most of the investment securities we acquire in the future will be, adjustable-rate securities. This means that their interest rates may vary over time based upon changes in an identified short-term interest rate index. In most cases, the interest rate indices and repricing terms of the investment securities that we acquire and our borrowings will not be identical, thereby potentially creating an interest rate mismatch between our investments and our borrowings. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these interest rate index mismatches could reduce our net income or produce a net loss, and adversely affect our dividends and the market price of our common stock.

Interest rates are highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control.

Interest rate caps on our adjustable-rate investment securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable-rate investment securities typically will be subject to periodic and lifetime interest rate caps. Additionally, we may invest in ARMs with an initial “teaser” rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such teaser rates. Periodic interest rate caps limit the amount an interest rate can increase during a given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan. If these interest rate caps apply to the mortgage loans underlying our adjustable-rate investment securities, the interest distributions made on the related securities will be similarly impacted. Our borrowings may not be subject to similar interest rate caps. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable-rate investment securities. Further, some of the mortgage loans underlying our adjustable-rate investment securities may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding. As a result, we could receive less interest distributions on adjustable-rate investment securities, particularly those with an initial teaser rate, than we need to pay interest on our related borrowings. These factors could lower our net interest income, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Continued adverse developments in the residential mortgage market may adversely affect the value of the mortgage-related securities in which we invest and our ability to finance or sell any securities that we acquire.

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changes in economic conditions, including recent defaults, credit losses and liquidity concern. Securities backed by residential mortgage loans originated in 2006 and 2007 have had a higher and earlier than expected rate of delinquencies, and many MBS have been downgraded by the Rating Agencies since the 2007 second quarter. In addition, during March 2008, news of potential security liquidations increased the volatility of many financial assets, including Agency MBS and other high-quality MBS assets. As a result, values for MBS assets, including some of our Agency MBS and other AAA-rated non-Agency MBS, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the investment securities in our portfolio.

Fannie Mae or Freddie Mac guarantee the payments on the Agency MBS we purchase even if the borrowers of the underlying mortgages default on their payments. However, rising delinquencies, potential security liquidations or liquidity concerns could negatively affect the value of our investment securities, including Agency MBS, or create market uncertainty about their true value. We use our investment securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with the terms of any financing arrangements already in place. At the same time, market uncertainty about residential mortgages in general could depress the market for mortgage-related securities, including Agency MBS, making it more difficult for us to sell any securities we own on favorable terms, or at all. If market conditions result in a decline in available purchasers, or the value, of any of the securities we hold in or acquire for our portfolio, our financial position and results of operations could be adversely affected.

Competition may prevent us from acquiring mortgage-related assets at favorable yields and that would negatively impact our profitability.

Our net income largely depends on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs. In acquiring mortgage-related assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us. As a result, we may not in the future be able to acquire sufficient mortgage-related assets at favorable spreads over our borrowing costs which, would adversely affect our profitability.

Because assets we acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell the investment securities in our portfolio at an opportune time.

We bear the risk of being unable to dispose of the investment securities held in our portfolio at advantageous times or in a timely manner because these mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. As a result, the illiquidity of mortgage-related assets may cause us to lose profits and the ability to earn capital gains.

We currently leverage our equity, which will exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.

We currently leverage our equity through borrowings, generally through the use of repurchase agreements and CDOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities, and we may, in the future, utilize bank credit facilities and other forms of borrowing. The amount of leverage we incur varies depending on our ability to obtain credit facilities and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

Our debt service payments will reduce the net income available for distributions to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to sale to satisfy our debt obligations. A decrease in the value of the assets may lead to margin calls under our repurchase agreements which we will have to satisfy. Significant decreases in asset valuation, such as occurred during March 2008, could lead to increased margin calls, and we may not have the funds available to satisfy any such margin calls. We have a target overall leverage amount of eight to 12 times our equity, but there is no established limitation, other than may be required by our financing arrangements, on our leverage ratio or on the aggregate amount of our borrowings.

If we are unable to leverage our equity to the extent we currently anticipate, the returns on our MBS portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

If we are limited in our ability to leverage our assets, the returns on our portfolio may be harmed. A key element of our strategy is our use of leverage to increase the size of our MBS portfolio in an attempt to enhance our returns. To finance our MBS investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. At December 31, 2007 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by total stockholders’ equity, was 17.1 to one. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreement calculate our leverage. The Company also has $45 million of subordinated trust preferred securities outstanding and $417.0 million of collateralized debt obligations outstanding both of which are not dependent on market values of pledged securities or changing credit conditions by our lenders. Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

The Company's loan delinquencies may increase as a result of significantly increased monthly payments required from ARM borrowers after the initial fixed period.

The scheduled increase in monthly payments on adjustable rate mortgage loans may result in higher delinquency rates on mortgage loans and could have a material adverse affect on our net income and results of operations. This increase in borrowers' monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

We may be required to repurchase loans if we breached representations and warranties from loan sale transactions, which could harm our profitability and financial condition.

Loans from our discontinued mortgage lending operations that were sold to third parties under agreements include numerous representations and warranties regarding the manner in which the loan was originated, the property securing the loan and the borrower. If these representations or warranties are found to have been breached, we may be required to repurchase such loan. We may be forced to resell these repurchased loans at a loss, which could harm our profitability and financial condition.

We are dependent on certain key personnel.

We are dependent upon the efforts of James J. Fowler, the Chairman of our board of directors. In addition, we are dependent upon the services of David A. Akre, our Vice Chairman and Co-Chief Executive Officer, and Steven R. Mumma, our Co-Chief Executive Officer, President and Chief Financial Officer. The loss of any of these individuals or their services could have an adverse effect on our operations.

Risk Related to Our Debt Financing

We may incur increased borrowing costs related to repurchase agreements and that would harm our profitability.

Currently, a significant portion of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these agreements increase, that would harm our profitability.

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

If we are unable to renew our borrowings at favorable rates, it may force us to sell assets and our profitability may be adversely affected.

Since we rely primarily on borrowings under repurchase agreements to finance our mortgage-backed securities, our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and on our ability to renew or replace maturing borrowings on a continuous basis.  In response to the recent mortgage securities market disruption, investors and financial institutions that lend in the mortgage securities repurchase market, including the lenders under our repurchase agreements, have further tightened lending standards in an effort to reduce the leverage of their borrowers. While the haircut required by our lenders increased in 2007, primarily on non-Agency MBS, during March 2008, we have experienced further increases in the amount of haircut required to obtain financing for both our Agency MBS and non-Agency MBS. Our ability to enter into repurchase agreements in the future will depend on the market value of our mortgage-backed securities pledged to secure the specific borrowings, the availability of adequate financing and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings on favorable terms, we would be forced to sell some of our assets under possibly adverse market conditions, which may adversely affect our profitability.

Possible market developments could reduce the amount of liquidity available to us and could cause our lenders to require us to pledge additional assets as collateral. If we are unable to obtain sufficient short-term financing or our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time.

Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related assets in which our portfolio is concentrated may reduce the market value of our portfolio, which may reduce the amount of liquidity available to us or may cause our lenders to require additional collateral. For example, in March 2008, news of potential security liquidations by certain of our competitors negatively impacted the market value of certain of the investment securities in our portfolio. In connection with this market disruption and the anticipated increase in collateral requirements by our lenders as a result of such decrease in the market value of such securities, we elected to increase our liquidity by reducing our leverage through the sale of an aggregate of approximately $598.9 million of Agency MBS, which resulted in an aggregate loss of approximately $15.4 million. If we are unable to obtain sufficient short-term financing or our lenders start to require additional collateral, we may be compelled to liquidate our assets at a disadvantageous time similar to our sales in March 2008, thus harming our operating results, net profitability and ability to make distributions to you.

Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.

The recent turmoil in the financial markets as it relates to the solvency of major financial institutions has raised concerns that a material adverse development involving one or more major financial institutions could result in our lenders reducing our access to funds available under our repurchase agreements.  Because all of our repurchase agreements are uncommitted, such a disruption could cause our lenders to determine to reduce or terminate our access to future borrowings, which could adversely affect our business and profitability.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we would incur losses.

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders.  The lenders are obligated to resell the same securities back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us.  Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

Each of these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring the Company to post additional collateral to cover the decrease. When the Company is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm the Company's liquidity, results of operation and financial condition. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition.

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

Our use of hedging strategies to mitigate our interest rate exposure may not be effective and may expose us to counterparty risks.

In accordance with our operating policies, we may pursue various types of hedging strategies, including swaps, caps and other derivative transactions, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed or that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries (or TRSs)) to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

We primarily use swaps to hedge against anticipated future increases in interest rates on our repurchase agreements.  Should a swap counterparty be unable to make required payments pursuant to such swap, the hedged liability would cease to be hedged for the remaining term of the swap.  In addition, we may be at risk for any collateral held by a hedging counterparty to a swap, should such counterparty become insolvent or file for bankruptcy.  Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  Furthermore, the enforceability of hedging instruments may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.  The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default.  Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.  Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk.  We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Since we invest in Agency MBS that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these U.S. Government-sponsored entities may not be able to fully satisfy their guarantee obligations, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

The payments we receive on the Agency MBS in which we invest are guaranteed by Fannie Mae or Freddie Mac. Unlike the securities issued by Ginnie Mae, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. Government. The recent economic challenges in the residential mortgage market have affected the financial results of Fannie Mae and Freddie Mac. For the year ended December 31, 2007, both Fannie Mae and Freddie Mac reported substantial losses. Fannie Mae recently stated that it expects losses on guarantees of agency securities to continue and expects significant increases in credit-related expenses and credit losses through 2008. If Fannie Mae and Freddie Mac continue to suffer significant losses, their ability to honor their respective agency securities guarantees may be adversely affected. Further, any actual or perceived financial challenges at either Fannie Mae or Freddie Mac could cause the Rating Agencies to downgrade securities issued by Fannie Mae or Freddie Mac. On January 9, 2008, Moody’s Investors Service placed Freddie Mac’s A- bank financial strength rating, which measures the likelihood it will require financial assistance from third parties, on review for possible downgrade. Any failure to honor guarantees on agency securities by Fannie Mae or Freddie Mac or any downgrade of securities issued by Fannie Mae or Freddie Mac by the Rating Agencies could cause a significant decline in the cash flow from, and the value of, any Agency MBS we may own, and we may then be unable to sell or finance Agency MBS on favorable terms or at all.

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the U.S. Government, on the other, which could adversely affect the price of agency securities.

Legislation has been and may be proposed to change the relationship between Fannie Mae and Freddie Mac, on the one hand, and the U.S. Government, on the other hand, or that requires Fannie Mae and Freddie Mac to reduce the amount of mortgages they own or limit the amount of guarantees they provide on agency securities.

If any such legislation is enacted into law, it may lead to market uncertainty and the actual or perceived impairment in the credit quality of securities issued by Fannie Mae or Freddie Mac. This may increase the risk of loss on investments in Fannie Mae- and/or Freddie Mac-issued securities. Any legislation requiring Fannie Mae or Freddie Mac to reduce the amount of mortgages they own or for which they guarantee payments on agency securities could adversely affect the availability and pricing of agency securities and therefore, adversely affect the value of our portfolio and our profitability.

Our directors have approved broad investment guidelines for us and do not approve each investment we make.

Our board of directors has given us substantial discretion to invest in accordance with our broad investment guidelines. Our board of directors periodically reviews our investment guidelines and our portfolio. However, our board of directors does not review each proposed investment. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our executive officers. Furthermore, transactions entered into by us may be difficult or impossible to unwind by the time they are reviewed by our directors. Our management substantial discretion within our broad investment guidelines in determining the types of assets we may decide are proper investments for us.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

Risks Related to the Advisory Agreement with JMPAM

We are dependent on JMPAM and certain of its key personnel and may not find a suitable replacement if JMPAM terminates the advisory agreement or such key personnel are no longer available to us.

Pursuant to the advisory agreement, subject to oversight by our board of directors, JMPAM advises the Managed Subsidiaries. JMPAM identifies, evaluates, negotiates, structures, closes and monitors investments of the Managed Subsidiaries, other than assets that we contributed to the Managed Subsidiaries to facilitate compliance with our exclusion from regulation under the Investment Company Act. The departure of any of the senior officers of JMPAM, or of a significant number of investment professionals or principals of JMPAM, could have a material adverse effect on our ability to achieve our investment objectives. We are subject to the risk that JMPAM will terminate the advisory agreement or that we may deem it necessary to terminate the advisory agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage the Managed Subsidiaries.

Pursuant to the advisory agreement, JMPAM is entitled to receive an advisory fee payable regardless of the performance of the assets of the Managed Subsidiaries.

We will pay JMPAM substantial advisory fees, based on the Managed Subsidiaries’ equity capital (as defined in the advisory agreement), regardless of the performance of the Managed Subsidiaries’ portfolio. In addition, pursuant to the advisory agreement, we will pay JMPAM a base advisory fee even if they are not managing any assets of the Managed Subsidiaries' portfolio. JMPAM’s entitlement to non-performance based compensation may reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for the Managed Subsidiaries’ portfolio, which could result in a lower performance of their portfolio and negatively affect our ability to pay distributions to our stockholders or to achieve capital appreciation.

Pursuant to the advisory agreement, JMPAM is entitled to receive an incentive fee, which may induce it to make certain investments, including speculative or high risk investments.

In addition to its advisory fee, JMPAM is entitled to receive incentive compensation based, in part, upon the Managed Subsidiaries’ achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead JMPAM to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining liquidity and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, JMPAM has broad discretion regarding the types of investments it will make pursuant to the advisory agreement. This could result in increased risk to the value of the Managed Subsidiaries’ invested portfolio.

We compete with JMPAM’s other clients for access to JMPAM.

JMPAM has sponsored and/or currently manages other pools of capital and investment vehicles with an investment focus that overlaps with the Managed Subsidiaries’ investment focus, and is expected to continue to do so in the future. Furthermore, JMPAM is not restricted in any way from sponsoring or accepting capital from new clients or vehicles, even for investing in asset classes or investment strategies that are similar to, or overlapping with, the Managed Subsidiaries’ asset classes or investment strategies. Therefore, the Managed Subsidiaries compete for access to the benefits that their relationship with JMPAM provides them. For the same reasons, the personnel of JMPAM may be unable to dedicate a substantial portion of their time managing the Managed Subsidiaries’ investments if JMPAM manages any future investment vehicles.

There are conflicts of interest in our relationship with JMPAM, which could result in decisions that are not in the best interests of our stockholders.

The Managed Subsidiaries may have investments in securities in which JMPAM has an interest. Similarly, JMPAM may invest in securities in which the Managed Subsidiaries have or may have an interest. Although such investments may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, the Managed Subsidiaries may engage in transactions directly with JMPAM, including the purchase and sale of all or a portion of a portfolio investment.

JMPAM may from time to time simultaneously seek to purchase investments for the Managed Subsidiaries and other entities with similar investment objectives for which it serves as a manager, or for its clients or affiliates and has no duty to allocate such investment opportunities in a manner that favors the Managed Subsidiaries. Additionally, such investments for entities with similar investment objectives may be different from those made on the Managed Subsidiaries’ behalf. JMPAM may have economic interests in or other relationships with others in whose obligations or securities the Managed Subsidiaries may invest. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities and otherwise create conflicts of interest. In such instances, JMPAM may in its discretion make investment recommendations and decisions that may be the same as or different from those made with respect to the Managed Subsidiaries’ investments and may take actions (or omit to take actions) in the context of these other economic interests or relationships the consequences of which may be adverse to the Managed Subsidiaries’ interests.

Although the officers and employees of JMPAM devote as much time to the Managed Subsidiaries as JMPAM deems appropriate, the officers and employees may have conflicts in allocating their time and services among the Managed Subsidiaries and JMPAM's and its affiliates' other accounts. In addition, JMPAM and its affiliates, in connection with their other business activities, may acquire material non-public confidential information that may restrict JMPAM from purchasing securities or selling securities for itself or its clients (including the Managed Subsidiaries) or otherwise using such information for the benefit of its clients or itself.

Termination of the advisory agreement may be difficult and costly.

Termination of the advisory agreement without cause is subject to several conditions which may make such a termination difficult and costly. The advisory agreement provides that it may only be terminated without cause following the initial three year period upon the affirmative vote of at least two-thirds of our independent directors, based either upon unsatisfactory performance by JMPAM that is materially detrimental to us or upon a determination that the management fee payable to JMPAM is not fair, subject to JMPAM’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. JMPAM will be paid a termination fee equal to the amount of two times the sum of the average annual base advisory fee and the average annual incentive compensation earned by it during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions may increase the effective cost to us of terminating the advisory agreement, thereby adversely affecting our ability to terminate JMPAM without cause.

Risks Related to an Investment in Our Common Stock

Our common stock is currently quoted for trading on the Over the Counter Bulletin Board which may adversely impact the liquidity of our shares and reduce the value of an investment in our stock.

Effective September 11, 2007, our common stock was delisted from quotation on the New York Stock Exchange and on the same day our common stock became quoted on the Over the Counter Bulletin Board, or OTCBB. We have applied to list our common stock on another national securities exchange, however, we can provide no assurance that our common stock will be approved for listing on another national securities exchange in the future. Our common stock has historically been sporadically or “thinly traded” (meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent) and no assurances can be given that a broader or more active public trading market for our common stock will develop or be sustained in the future or that current trading levels will be sustained. A substantial sale, or series of sales, of our common stock could have a material adverse effect on the market price of our common stock. You may be unable to sell at or near ask prices or at all if you desire to liquidate your shares. This situation is attributable to a number of factors, including, among other things, the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock is highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could result in fluctuations in the price or trading volume of our common stock include, among other things: actual or anticipated changes in our current or future financial performance; changes in market interest rates and general market and economic conditions. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.

We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to them in the future.

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described herein. Beginning in July 2007, our board of directors elected to suspend the payment of quarterly dividends on our common stock and, as of the date of this report, has yet to reinstate a quarterly dividend.  The board of directors' decision reflected our focus on the elimination of operating losses through the sale of our mortgage lending business with a view to conserving capital to build future earnings from our portfolio management operations. All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

Upon conversion of our Series A Preferred Shares, we will be required to issue shares of common stock to holders of our Series A Preferred Shares, which will dilute the holders of our outstanding common stock. Our outstanding Series A Preferred Shares are senior to our common stock for purposes of dividend and liquidation distributions and have voting rights equal to those of our common stock.

On January 18, 2008, we completed the issuance and sale of 1.0 million Series A Preferred Shares to a group of investors that are affiliated with JMP Group Inc. for an aggregate purchase price of $20.0 million. The Series A Preferred Shares entitle the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.10 per share. Holders of our Series A Preferred Shares have dividend and liquidating distribution preferences over holders of our common stock, which may negatively affect your ability to receive dividends or liquidating distributions on your Shares. The Series A Preferred Shares also have voting rights equal to the voting rights attached to our common stock, except that each Series A Preferred Share is entitled to a number of votes equal to the conversion rate for the Series A Preferred Shares.

The Series A Preferred Shares are convertible into shares of our common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each Series A Preferred Share. Upon conversion of the Series A Preferred Shares, we will issue common stock to the holders of our Series A Preferred Shares, which will dilute the holders of our outstanding common stock. Additionally, the holders of our Series A Preferred Shares have the ability to purchase an additional $20.0 million of Series A Preferred Shares, on identical terms, through April 4, 2008.

The Series A Preferred Shares represent approximately 21% of our outstanding capital stock, on a fully diluted basis, as of March 1, 2008, excluding the purchase option that expires on April 4, 2008. Therefore, the holders of our Series A Preferred Shares have voting control over us.

The Series A Preferred Shares represent approximately 21% of our outstanding capital stock, on a fully diluted basis, as of March 1, 2008, excluding the purchase option described below. The Series A Preferred Shares also have voting rights equal to the voting rights attached to our common stock, except that each Series A Preferred Share is entitled to a number of votes equal to the conversion rate. In addition, the holders of our Series A Preferred Shares have the ability to purchase an additional $20.0 million of Series A Preferred Shares, on identical terms, through April 4, 2008. Therefore, the holders of our Series A Preferred Shares have voting control over us, which may limit your ability to effect corporate change through the shareholder voting process.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Future sales of our common stock could have an adverse effect on our stock price.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. For example, upon conversion of our Series A Preferred Shares, we will be required to issue shares of our common stock to holders of our Series A Preferred Shares, which will increase the number of shares available for sale and dilute existing holders of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Under the registration rights agreement we entered in connection with our private placement of common stock in February 2008, we will pay liquidated damages to the holders of the shares of common stock purchased in that private placement if we breech certain provisions.

Under the registration rights agreement we entered in connection with our private placement of common stock in February 2008, we will pay liquidated damages if any of the following events occur: (i) we fail to file a registration statement covering all of the shares sold in that private placement before the filing deadline; (ii) a registration statement covering all of the shares sold in that private placement is not declared effective prior to the effectiveness deadline; (iii) the registration statement is not continuously kept effective, except during an allowable grace period; (iv) a grace period exceeds the allowable grace period under the registration rights agreement; or (v) the shares sold in that private placement may not be sold pursuant to Rule 144 under the Securities Act due to our failure to satisfy the adequate public information condition of Rule 144(c) under the Securities Act. The liquidated damages will be payable in an amount equal to the product of one-thirtieth of (i) 0.5% multiplied by $4.00 for each day that such events shall occur and be continuing during the first 90 days of such non-compliance, and (ii) 1.0% multiplied by $4.00 for each day after the 90th day of such non-compliance for each share sold in the February 2008 private placement which is then held by the investors in that offering.

Risks Related to Our Company, Structure and Change in Control Provisions

Our Co-Chief Executive Officers have agreements that provide them with benefits in the event their employment is terminated following a change in control.

We have entered into agreements with our Co-Chief Executive Officers, David A. Akre and  Steven R. Mumma, that provide them with severance benefits if their employment ends under specified circumstances following a change in control. These benefits could increase the cost to a potential acquirer of us and thereby prevent or discourage a change in control that might involve a premium price for your shares or otherwise be in your best interest.

The stock ownership limit imposed by our charter may inhibit market activity in our common stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). Attribution rules in the Internal Revenue Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by our board of directors, no person may own more than 9.9% in value of the outstanding shares of our capital stock. Our board of directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine. This ownership limit could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then current market price for our common stock or would otherwise be in the best interests of our stockholders.

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

We have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exemptions under the Investment Company Act that are applicable to us. To maintain the exemption, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on our operations and the market price for our securities.

Tax Risks Related to Our Structure

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Other than real estate owned, acquired through, or in lieu of, foreclosures on mortgage loans, the Company does not own any properties. As of December 31, 2007, our principal executive and administrative offices are located in leased space at 1301 Avenue of the Americas, 7th floor, New York, New York 10019. On November 13, 2006, the Company entered into an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings, Inc. (“Lehman”). Under these agreements, the Company assigned and Lehman has assumed the sublease for the Company’s corporate headquarters at 1301 Avenue of the Americas. Pursuant to the agreements, Lehman has funded an escrow account for the benefit of HC such that if the Company vacates the leased space before February 1, 2008, the Company will receive $3.2 million. The escrow amount shall be reduced by $0.2 million for each month the Company remains in the leased space beginning February 1, 2008. The entire remaining amount held in the escrow account will be released to the Company when it vacates the leased space. Pursuant to the provisions of the sale transaction with IndyMac, beginning August 1, 2007, so long as IndyMac continues to occupy and use the leased space at the Company’s corporate headquarters, IndyMac will pay rent equal to Company’s cost, including any penalties and forgone bonuses resulting from the delayed vacation of the leased premises. Until February 1, 2008, the Company’s lease cost, including penalties and foregone bonuses, was approximately $0.2 million per month. The Company anticipates vacating the premises on or before June 1, 2008, and accordingly, Indymac’s monthly payment starting on February 1, 2008 includes both the monthly lease cost of approximately of $0.2 million as well as the penalty assessment of $0.2 million. The Company intends to relocate its corporate headquarters to a smaller facility at a location that is yet to be determined.

Item 3. LEGAL PROCEEDINGS

The Company is at times subject to various legal proceedings arising in the ordinary course of business, other than as described below, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

On December 13, 2006, Steven B. Yang and Christopher Daubiere ("Plaintiffs"), filed suit in the United States District Court for the Southern District of New York against HC and us, alleging that we failed to pay them, and similarly situated employees, overtime in violation of the Fair Labor Standards Act ("FLSA") and New York State law.  The Plaintiffs, each of whom were former employees in our discontinued mortgage lending business, purported to bring a FLSA "collective action" on behalf of similarly situated loan officers in our now discontinued mortgage lending business and sought unspecified amounts for alleged unpaid overtime wages, liquidated damages, attorney's fee and costs.

On December 30, 2007 we entered into an agreement in principle with the Plaintiffs to settle this suit. The proposed settlement terms resulted in a charge of approximately $1.0 million in our 2007 fourth quarter.  The terms of the settlement remain subject to court approval. We anticipate closing of the settlement during the first half of 2008.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the OTCBB under the trading symbol “NMTR”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. As of December 31, 2007, we had 3,640,209 shares of common stock outstanding and as of March 1, 2008, there were 25 holders of record. This figure does not reflect the beneficial ownership of shares held in nominee name. The Company completed a one for five reverse stock split of common stock providing shareholders of record as of October 9, 2007, with one share of common stock for every five shares owned.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable per share of common stock. All stock prices reflect the one for five reverse stock split described above. Data per Bloomberg.

	Common Stock Prices(1)			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2007
Fourth quarter	$5.00	$3.01	$4.30			omitted
Third quarter	9.63	1.55	4.20			omitted
Second quarter	14.80	8.85	9.55			omitted
First quarter	16.95	11.70	12.70	3/14/07	4/26/07	$0.25

	Common Stock Prices(1)			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2006
Fourth quarter	$20.25	$13.00	$15.25	12/18/06	1/26/07	$0.25
Third quarter	24.25	17.95	19.30	9/18/06	10/26/06	0.70
Second quarter	27.80	19.00	20.00	6/15/06	7/26/06	0.70
First quarter	34.40	20.75	27.00	3/6/06	4/26/06	0.70

(1)	Commencing September 11, 2007, our common stock was delisted from the New York Stock Exchange and began reporting on the OTCBB.

In order to qualify for the tax benefits accorded to a REIT under the Code, we intend to pay quarterly dividends such that all or substantially all of our taxable income each year (subject to certain adjustments) is distributed to our stockholders. Beginning in July 2007, our board of directors elected to suspend the payment of quarterly dividends on our common stock and, as of the date of this report, has yet to reinstate a quarterly dividend.  The board of directors' decision reflected our focus on elimination of operating losses through the sale of our mortgage lending business with a view to conserving capital to build future earnings from our portfolio management operations. All of the distributions that we make will be at the discretion of our board of directors and will depend on our earnings and financial condition, maintenance of REIT status and any other factors that the board of directors deems relevant.

During 2007, dividend distributions for the Company’s common stock were $.50 per share (as adjusted for the reverse stock split). As of December 31, 2007, the Company’s common stock was listed under the CUSIP #649604-20-44 and traded under the ticker symbol NMTR.  For tax reporting purposes, 2007 taxable dividend distributions will be classified as follows: $0.00 as ordinary income and $0.50 as a return of capital.  The following table contains this information on a quarterly basis.

Declaration Date	Record Date	Payment Date	Cash Distribution per share	Income Dividends	Short-term Capital Gain	Total Taxable Ordinary Dividend	Return of Capital

12/18/06	1/5/07	1/26/07	$0.25	$0.00000	$0.00000	$0.00000	$0.25
3/14/07	4/9/07	4/26/07	$0.25	$0.00000	$0.00000	$0.00000	$0.25
Total 2007 Cash Distributions			$0.50	$0.00000	$0.00000	$0.00000	$0.50

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company currently has a share repurchase program, which it previously announced in November 2005. At management’s discretion, the Company is authorized to repurchase shares of Company common stock in the open market or through privately negotiated transactions through December 31, 2015. The plan may be temporarily or permanently suspended or discontinued at any time. The Company has not repurchased any shares since March 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	-	$-	271,887

Performance Graph

The following line graph sets forth, for the period from June 23, 2004 through December 31, 2007, a comparison of the percentage change in the cumulative total stockholder return on the Company's common stock compared to the cumulative total return of the NYSE Composite Index and the National Association of Real Estate Investment Trusts ("NAREIT") Mortgage REIT Index. The graph assumes that the shares of the Company's common stock were bought at the price of $100 per share and that the value of the investment in each of the Company's common stock and the indices was $100 at the beginning of the period.

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

In connection with the sale of the Company's wholesale mortgage origination platform assets on February 22, 2007 and the sale of its retail mortgage origination platform assets on March 31, 2007, we are required to classify our mortgage lending business as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 (see note 9 in the notes to our consolidated financial statements). In connection with this reclassification, we have presented selected financial data below in two different formats. Table 1 and Table 2 provide summary level data for the continuing and discontinued business operations of our company (after giving effect to the reclassification of the mortgage lending business).

The selected financial data as of and for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, include the operations of NYMT and its consolidated subsidiaries. Included in the selected financial data for the year ended December 31, 2004 are the results of NYMT for the period beginning June 29, 2004 (the closing date of our IPO) and HC for the year-to-date period beginning January 1, 2004. Prior to our IPO, NYMT had no operations and, as a result, for the year 2003, the financial data presented is for HC only.

Table 1:

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands, except per share data)
Operating Data:
Net interest income	$477	$4,784	$12,873	$7,924	$—
(Loss) income from continuing operations	(20,790)	2,166	3,322	6,899	—
(Loss) income from discontinued operation-net of tax	(34,478)	(17,197)	(8,662)	(1,952)	13,726
Net (loss)/income	(55,268)	(15,031)	(5,340)	4,947	13,726
Basic (loss) income per share	(15.23)	(4.17)	(1.49)	1.40	—
Balance Sheet Data:
Total assets continuing operations	800,385	1,110,103	1,542,422	1,413,729	—
Total assets discontinued operation	8,876	212,805	248,871	201,034	110,081
Total liabilities continuing operations	785,010	1,063,631	1,458,410	1,306,185	—
Total liabilities discontinued operation	$5,833	$187,705	$231,925	$189,095	$110,555

Table 2:

	As of and For the Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollar amounts in thousands, except per share data)
Operating Data:
Revenues:
Interest income	$50,564		$64,881		$62,725		$20,394		$—
Interest expense	50,087		60,097		49,852		12,470		—
Net Interest Income	477		4,784		12,873		7,924		—

Loan losses	(1,683)		(57)		—		—		—
(Loss) gain on sale of securities and related hedges	(16,830)		(529)		2,207		167		—
Impairment loss on investment securities	—		—		(7,440)		—		—
Total other income	(18,513)		(586)		(5,233)		167		—
Expenses:
Salaries and benefits	865		714		1,934		382		—
General and administrative expenses	1,889		1,318		2,384		810		—
Total expenses	2,754		2,032		4,318		1,192		—
(Loss) income before income tax benefit	(20,790)		2,166		3,322		6,899		—
(Loss) income discontinued operation – net of tax	(34,478)		(17,197)		(8,662)		(1,952)		13,726
Net (loss) income	$(55,268)		$(15,031)		$(5,340)		$4,947		$13,726
Basic (loss) income per share	$(15.23)		$(4.17)		$(1.49)		$1.40		$—
Diluted (loss) income per share	$(15.23)		$(4.17)		$(1.49)		$1.35		$—
Balance Sheet Data:
Cash and cash equivalents	$5,508		$969		$9,056		$7,613		$—
Investment securities available for sale	350,484		488,962		716,482		1,204,745		—
Mortgage loans held in securitization trusts or held for investment	430,715		588,160		780,670		190,153		—
Assets related to discontinued operation	8,876		212,805		248,871		201,034		110,081
Total assets	809,261		1,322,908		1,791,293		1,614,762		110,081
Financing arrangements	315,714		815,313		1,166,499		1,115,809		—
Collateralized debt obligations	417,027		197,447		228,226		—		—
Subordinated debentures	45,000		45,000		45,000		—		—
Liabilities related to discontinued operation	5,833		187,705		231,925		189,095		110,555
Total liabilities	790,843		1,251,336		1,690,335		1,495,280		110,555
Equity/(deficit)	$18,418		$71,572		$100,958		$119,482		$(474)
Investment Portfolio Data:
Average yield on investment portfolio	5.56%		5.10%		4.05%		3.90%		—
Net duration of interest earning assets to liabilities	0.12	yrs	0.52	yrs	0.91	yrs	0.42	yrs	—
Operational/Performance Data:
Number of employees at period end	8		616		802		782		335
Dividends declared per common share	$0.25		$2.35		$4.60		$2.00		$—

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

New York Mortgage Trust, Inc. (“NYMT,” the “Company,” “we,” “our” and “us”) is a self-advised  real estate investment trust (“REIT”) in the business of investing in residential adjustable rate mortgage-backed securities issed by a United States government-sponsored enterprise ("GSE"), such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, prime credit quality residential adjustable-rate mortgage ("ARM") loans, or prime ARM loans, and non-agency mortgage-backed securities.  We refer to residential adjustable rate mortgage-backed securities throughout this Annual Report on Form 10-K as "MBS" and MBS issued by a GSE as "Agency MBS". Our MBS securities are principally issued by either Fannie Mae and Freddie Mac, (collectively, the "Agencies").

On March 31, 2007 the Company sold the majority of the assets related to the mortgage lending business of its wholly-owned taxable REIT subsidiary (“TRS”), Hypotheca Capital, LLC (“HC”), formerly known as The New York Mortgage Company, LLC. Since March 31, 2007, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in MBS.

HC was a residential mortgage banking company that primarily originated a wide range of residential mortgage loans on a retail basis, with a focus on prime residential first lien loans, and to a lesser extent, residential mortgage loans on a wholesale basis.

Recent Events

Recent Market Volatility

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including recent defaults, credit losses and liquidity concerns. During March 2008, news of potential and actual security liquidations has increased the price volatility and liquidity of many financial assets, including Agency MBS and other high-quality mortgage securities and loans. As a result, market values and available liquidity to finance mortgage securities, including some of our Agency MBS and AAA-rated non-Agency MBS, have been negatively impacted. As a response to these changed conditions, which have impacted a relatively broad range of leveraged public and private companies with investment and financing strategies similar to ours, the Company undertook a number of strategic actions to reduce leverage and raise liquidity in the portfolio of Agency MBS. Since March 7, 2008, the Company sold, in aggregate, approximately $598.9 million of Agency MBS that comprised $516.4 million of Agency hybrid ARM MBS and $82.5 million of Agency CMO floating rate MBS. These sales resulted in a loss of $15.4 million. Additionally, as a result of these sales of MBS, we terminated associated interest rate swaps that were used to hedge our liability costs with a notional balance of $297.7 million at a cost of $2.0 million. After the sales of MBS, on March 31, 2008, our Agency MBS portfolio totaled approximately $507.0 million that comprised of $259.6 million of Agency hybrid ARM MBS, $216.3 million of Agency CMO floating rate MBS and $31.1 million of AAA-rated non-Agency MBS. As of March 31, 2008, in aggregate, our Agency MBS portfolio was financed with approximately $431.7 million of reverse repurchase agreement borrowings (referred to as “repo” borrowings) with an average advance rate of 91% that implies an average haircut of 9% for the entire portfolio. Within our total portfolio, our Agency hybrid ARM MBS is financed with $230.2 million of repo funding equating to an advance rate of 93% that implies a haircut of 7% and our Agency CMO floating rate MBS is financed with $180.7 million of repo funding equating to an advance rate of 88% that implies a haircut of 12%. The Company also owns approximately $401.4 million of adjustable rate mortgages that were deemed to be of “prime” or high quality at the time of origination. These loans are permanently financed with approximately $388.3 million of collateralized debt obligations and are held in securitization trusts.

We generally finance our portfolio of Agency MBS and non-Agency MBS through repurchase agreements. As a result of recent market disruptions that included company or hedge fund failures and securities portfolio foreclosures by repo lenders, among other events, securities repo lenders have tightened their lending standards and have done so in a manner that now distinguishes between “type” of Agency MBS. For example, during the month of March 2008, lenders generally increased haircuts on Agency Hybrid ARMs from 3% to 7% and also increased haircuts on Agency floating rate CMO MBS from 5% to a range of 10% to 30% largely dependent upon cash flow structure. Given the volatility in haircuts in Agency floating rate CMO MBS, in March 2008 we sold approximately $82.5 million of Agency floating rate CMO MBS at a loss of $4.7 million rather than meet the significant increase in required haircuts. While we believe we have sold those Agency floating rate CMO MBS that have recently been subject to the greatest increase in haircuts, we cannot guarantee that the haircuts on our remaining Agency floating rate CMO MBS will not increase from their current haircut average of 12% and that a material increase in haircuts on these securities (or our Agency hybrid ARM MBS) would likely result in further securities sales that would likely negatively affect our profitability, liquidity and the results of operations.

Company Completes Two Private Stock Offerings in 2008

On February 21, 2008, the Company completed the issuance and sale of 15.0 million shares of its common stock to certain accredited investors (as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended, or Securities Act) at a price of $4.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of approximately $57.0 million after payment of private placement fees, but before expenses.  Pursuant to a registration rights agreement between the Company and the investors in this private offering, the Company is required to pay liquidated damages upon the occurrence of certain events, including, among other things, the Company's failure to file a registration statement covering all of the shares before the filing deadline. The liquidated damages are payable in an amount equal to the product of one-thirtieth of (i) 0.5% multiplied by $4.00 for each day that such events shall occur and be continuing during the first 90 days of such non-compliance, and (ii) 1.0% multiplied by $4.00 for each day after the 90th day of such non-compliance for each share then held by the investors in the private offering.

On January 18, 2008, the Company issued 1.0 million shares of its Series A Cumulative Redeemable Convertible Preferred Stock, which we refer to as our Series A Preferred Shares, to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Shares entitle the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.10 per share. The Series A Preferred Shares mature on December 31, 2010, and are convertible into shares of the Company's common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each Series A Preferred Share.  At their option, the holders may purchase up to an additional $20.0 million of Series A Preferred Shares, on identical terms, through April 4, 2008.  As set forth above in Item 1, pursuant to a registration rights agreement between the Company and the investors in this private offering, in the event the Company fails to file a resale registration statement with the SEC on or before June 30, 2008, holders of our Series A Preferred Shares may be entitled to receive an additional cash dividend at the rate of $0.10 per quarter per share for each calendar quarter after June 30, 2008 until we file such resale registration statement.

The net proceeds from both of these private offerings were used to purchase an aggregate of approximately $712.4 million of Agency hybrid MBS. These acquisitions were financed in part with repurchase agreements and hedged with interest rate swaps. See note 1 in the notes of our consolidated financial statements.

Concurrent with the issuance of the Series A Preferred Shares, the Company and two of its wholly-owned subsidiaries entered into an advisory agreement with JMPAM, pursuant to which JMPAM advises HC and New York Mortgage Funding, LLC regarding the acquisition and management of certain mortgage-related investment assets, as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company's behalf by JMPAM (collectively, the "Managed Subsidiaries"). Pursuant to the advisory agreement, JMPAM will receive a base advisory fee in an amount equal the equity of the Managed Subsidiaries multiplied by 1.50%. Equity is defined to mean the greater of (i) the net asset value of the investments of the Subsidiaries, excluding investments made prior to the date of the advisory agreement and certain other assets, or (ii) the sum of $20.0 million plus 50% of the net proceeds to the Company or its subsidiaries of any offering of common or preferred stock completed by the Company during the term of the advisory agreement. JMPAM is also eligible to earn incentive compensation for performance in excess of certain benchmarks.  Because the Company presently intends to focus its investment efforts on the acquisition of Agency MBS, the Company's board of directors has not authorized, and will not authorize, JMPAM to commence the acquisition of alternative mortgage related investment assets until the risk adjusted returns and financing environment for such assets warrant the investment of capital in such manner.  As of March 1, 2008, JMPAM was not managing any assets in the Managed Subsidiaries, but was earning a base advisory fee on the net proceeds to the Company from these private offerings.

Significant Developments in 2007

Sale of Mortgage Lending Business and Change in Our Business Strategy

In connection with the Company's exploration of strategic alternatives and the significant operating and financial challenges facing the mortgage origination business, the Company completed two separate strategic transactions during the first quarter of 2007 that resulted in its exit from the mortgage lending business.  On February 22, 2007, the Company completed the sale of the operating assets of its wholesale lending business to Tribeca Lending Corp., or Tribeca Lending, a subsidiary of Franklin Credit Management Corporation, for an estimated purchase price of $485,000. Shortly thereafter, on March 31, 2007, the Company completed the sale of substantially all of the operating assets related to the retail mortgage lending platform of HC to Indymac Bank, F.S.B., ("Indymac"), for a purchase price of approximately $13.5 million in cash and the assumption of certain of our liabilities.  Pursuant to this transaction, Indymac purchased substantially all of the operating assets related to HC's retail mortgage lending platform, including, among other things, leases held by HC for approximately 30 retail mortgage lending offices (excluding our corporate headquarters). In addition, Indymac assumed the obligations of HC under HC's pipeline loans and substantially all of HC's liabilities arising after March 31, 2007 under the contracts and assets purchased by Indymac in the transaction.  Indymac also agreed to pay (i) the first $500,000 in severance expenses with respect to "transferred employees" (as defined in the asset purchase agreement for this transaction) and (ii) severance expenses in excess of $1.1 million arising after the closing with respect to transferred employees.  Under the terms of this transaction with Indymac, approximately $2.3 million was placed in escrow to support warranties and indemnifications provided to Indymac by HC as well as other purchase price adjustments.  As of January 28, 2008, approximately $970,000 has been paid to Indymac and approximately $469,000 has been released to us from the escrow account. We expect to pay Indymac an additional approximately $150,000 out of the escrow account, with the remaining approximately $750,000 to be released to us from escrow by not later than September 30, 2008.  Indymac hired substantially all of our brance employees and loan officers and a majority of HC employees based out of our corporate headquarters.

Note Regarding Discontinued Operation

In connection with the sale of our wholesale mortgage lending platform assets on February 22, 2007 and the sale of our retail mortgage lending platform assets to Indymac on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending business as a discontinued operation in accordance with the provisions of SFAS No. 144. As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, we have not classified as a discontinued operation in accordance with the provisions of  SFAS No. 144. See Note 9 in the notes to our consolidated financial statements.

Strategic Overview

We earn net interest income from purchased Agency MBS, prime ARM loans held in securitization trust and non-agency MBS. We have acquired and over time seek to acquire additional assets that will produce competitive returns, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with financing, the affects of prepayments on the asset returns, and managing and reserving for these investments. We intend to focus our efforts on managing our existing portfolio and on the acquisition of Agency MBS.

As of December 31, 2007, our investment portfolio was comprised of approximately $350.5 million in MBS, including $318.7 of Agency MBS, approximately $31.8 million of non-Agency MBS of which $30.6 million are rated in the highest category by two rating agencies and $430.7 million of prime ARM loans held in securitization trusts.

Funding Diversification. We strive to maintain and achieve a balanced and diverse funding mix to finance our investment portfolio. We rely primarily on repurchase agreements in order to finance our investment portfolio of MBS and on collateralized debt obligations (“CDO”) to finance our loans held in securitization trusts.

During 2005 we issued $45 million of trust preferred securities classified as subordinated debentures that remain outstanding as of December 31, 2007.

Risk Management. As a manager of MBS and mortgage loan investments, we attempt to mitigate key risks inherent in these businesses, principally interest rate risk, prepayment risk, and credit risk, while maintaining positive earnings.

Interest Rate Risk Management. A primary risk to our investment portfolio of MBS and mortgage loans is interest rate risk. We use hedging instruments to extend the maturities of, or cap the interest rates on, our short-term repurchase agreement obligations, CDOs and other financing arrangements. We hedge our financing costs in an attempt to maintain a net duration gap of less than one year; as of December 31, 2007, our net duration gap was approximately three months.

As we acquire mortgage-backed securities, we seek to hedge interest rate risk in order to stabilize net asset values and earnings. To accomplish this, we use hedging instruments in conjunction with our borrowings to approximate the re-pricing characteristics of our ARM assets. The Company utilizes a model based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market stresses. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including MBS, repurchase agreements, interest rate swaps and interest rate caps. However, given the prepayment uncertainties of mortgage assets, it is not possible to definitively lock-in a spread between the earnings yield on our investment portfolio and the related cost of borrowings. Nonetheless, through the use of evaluative stress scenarios of the portfolio, we believe that we can mitigate a significant amount of both value and earnings volatility. See further discussion of interest rate risk in Item 7A. “Quantitative And Qualitative Disclosures About Market Risk - Interest Rate Risk” section of this report.

Prepayment Risk Management. Prepayment risk, which is the risk that some or all of our investment portfolio assets may prepay prior to their maturities, is another important risk that we seek to manage. Historically, prepayment risk has been most influenced by borrowers that refinance their current mortgage loans in an attempt to reduce their monthly mortgage payment. Because we use hedging instruments to extend the maturities of our short-term repurchase agreement obligations, prepayments that exceed our modeled assumptions could deteriorate our portfolio margin as higher yielding assets would be the most likely to refinance and prepay. In an attempt to mitigate prepayment risk, we seek to limit the premium we pay for MBS assets to approximately 102% of current balance, and look to purchase MBS securities that exhibit characteristics that we feel will reduce their likelihood to prepay. We believe the following Agency MBS characteristics can help mitigate prepayment risk: low average loan size, high average loan-to-value ratios, low average borrower credit score, and high percentage of loans from underperforming real estate markets.

Liquidity Risk. Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available to operate our business. It is our policy to have adequate liquidity at all times. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

Investment Portfolio Credit Quality. We retain in securitization trusts high-quality prime ARM loans that we originated or acquired from third parties. These loans are permanently financed with the issuance of collateralized debt obligations (“CDO”). Despite the financing of these loans, we retain the risk of credit losses for loans that default, up to the amount of equity we have invested in these securitizations, which is approximately $13.7 million. Since we began our mortgage portfolio investment operations in June 2004, we have incurred approximately $85,000 of credit losses. As of December 31, 2007, approximately 2.04% of loans in securitization trusts are 60 days or more delinquent and approximately $4.1 million of loans have gone through the foreclosure process, resulting in real estate owned (“REO”).

The weighted average seasoning of loans in our investment portfolio of mortgage loans was approximately 30 months at December 31, 2007. Delinquencies for prime loans typically peak in the fourth to sixth year. Losses that may result from loans that become delinquent will normally lag the initial delinquency event by six to twenty four months due, in part, to the fact that the foreclosure process in many states, involves a relatively high degree of consumer protection.

Other Risk Considerations: Our business is affected by a variety of economic and industry factors. Management periodically reviews and assesses these factors and their potential impact on our business. The most significant risk factors management considers while managing the business and which could have a material adverse effect on our financial condition and results of operations are:

•	the overall leverage of our portfolio and the ability to obtain financing to leverage our equity;

•	a prolonged economic slow down, a recession or declining real estate values could cause increased credit losses;

•	a decline in the market value of our portfolio assets due to changes in interest rates;

•	increasing or decreasing levels of prepayments on the mortgages underlying our mortgage-backed securities;

•	the concentration of our mortgage loans held in securitization trusts in specific geographic regions;

•	the possibility that our assets are insufficient to meet the collateral requirements of our lenders forcing us to liquidate those assets at inopportune times and at disadvantageous prices;

•
if we are disqualified as a REIT, we will be subject to taxation as a regular corporation and would face substantial tax liability; and compliance with REIT requirements might cause us to forgo otherwise attractive opportunities.

•	a quick increase or decrease in interest rates due to an unforeseen, or exogenous event.

Financial Overview

Revenues. Our primary source of income is net interest income on our portfolio of mortgage assets. Net interest income is the difference between interest income, which is the income that we earn on our MBS and loans in securitization trusts and interest expense, which is the interest we pay on borrowings and subordinated debt. Prior to our exit from the mortgage lending business, net interest income was also earned on the majority of loan originations by HC for the period of time commencing upon the closing of a loan and ending upon the sale of such loan to a third party.

Other Income (Expense). Loan losses include reserves for, or actual costs incurred with respect to, the disposition of non-performing or early payment default loans we have originated or purchased from third parties or from losses incurred on non-performing loans held in securitization trusts.

Prior to our exit from the mortgage lending business, other sources of other income (expense) included fees received by HC on brokered loans and income from the sale of securities and related hedges.

Expenses. Non-interest expenses we incur in operating our business consist primarily of salary and employee benefits, occupancy and equipment expenses, and other general and administrative expenses. Salary and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. Occupancy and equipment expenses, furniture and equipment expenses, maintenance, real estate taxes and other associated costs of occupancy. Other general and administrative expenses include expenses for professional fees, office supplies, postage and shipping, telephone, insurance, travel and entertainment and other miscellaneous operating expenses.

Prior to our exit from the mortgage lending business, expenses also included brokered loan expenses, loan loss reserves, marketing, and variable expense. Brokered loan expenses primarily involved direct commissions and other costs associated with brokered loans when such loans were closed with the borrower. Marketing and promotion expenses included the cost of print, radio and internet advertisements, promotions, third-party marketing services, public relations and sponsorships. Variable expenses included commissions on loan originations and certain office supplies, promotions and other miscellaneous expenses.

Loss from discontinued operation: Loss from discontinued operation includes all revenues and expenses related to our discontinued mortgage lending business excluding those costs that will be retained by us, which are primarily expenses related to rent expense for leased locations not assigned as part of the disposition of our mortgage lending business and certain allocated payroll expenses for employees remaining with us.

Description of Business

Mortgage Portfolio Management

Our business plan consists of investing in and managing a portfolio of MBS and prime ARM loans and, to a lesser extent, non-Agency MBS. Our mortgage portfolio currently generates all or our current earnings. In managing our portfolio of mortgage assets we:

•	invest in high-credit quality Agency MBS and non-Agency MBS, including ARM securities, collateralized mortgage obligation floaters (“CMO Floaters”), and high-credit quality mortgage loans;

•	generally operate as a long-term portfolio investor;

•	finance our portfolio by entering into repurchase agreements or issuing CDOs relating to our loan securitizations; and

•	generate earnings from the return on our mortgage securities and spread income from our mortgage loan portfolio.

We will in the future focus on the acquisition of Agency MBS, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with obtaining, financing and managing for these investments.

We entered into an advisory agreement with JMPAM pursuant to which JMPAM will advise the Managed Subsidiaries and is expected, at some point in the future, to implement an alternative mortgage related investment strategy for the Managed Subsidiaries. Although we currently have no plans to acquire alternative mortgage related investments to be held in the Managed Subsidiaries, we do expect that JMPAM will, in the future, as an advisor to the Managed Subsidiaries, focus on the acquisition of alternative mortgage investments on behalf of the Managed Subsidiaries that will allow us to utilize a portion of the net operating loss carry-forward to the extent available by law. This strategy, if and when implemented, will vary from our core strategy. We can make no assurance that we or JMPAM will be successful at implementing any alternative investment strategy.

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARMs, many of the Agency MBS and ARM loans in our portfolio are hybrid ARM securities or loans that have fixed rates of interest for a period of time ranging from two to five years. Our funding costs are variable and the maturities are short term in nature. As a result, we use derivative instruments (interest rate swaps and interest rate caps) to mitigate the risk of our cost of funding increasing or decreasing at a faster rate than the interest on our investment assets.

As of December 31, 2007, our investment portfolio was comprised of approximately $350.5 million in MBS, including $318.7 of Agency MBS, approximately $31.8 million of non-Agency MBS of which $30.6 million are rated in the highest category by two rating agencies and $430.7 million of prime ARM loans held in securitization trusts.

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

During March 2008, news of potential security liquidations significantly increased the volatility of many financial assets, including those held in our portfolio.  Specifically, the liquidation of several large financial institutions in early March 2008 caused a significant decline in the fair market value of the CMO Floaters held in our portfolio. The CMO Floaters in our portfolio are pledged as collateral for borrowings under our repurchase agreements.  As a result of the significant decline in the fair market value of our CMO Floaters, as determined by the lenders under our repurchase agreements, the haircut required by our lenders to obtain new or additional financing on these securities experienced a significant increase. As a result of the combination of lower fair market values on our CMO Floaters and rising haircut requirements to finance those securities, we elected to improve our liquidity position by selling approximately $82.5 million of CMO Floaters from our portfolio in March 2008.  Given the continued volatility in the mortgage securities market, we determined that we may not be able to hold the CMO Floaters or other MBS securities in our portfolio for the foreseeable future because we may sell them to satisfy margin calls from our lenders or to otherwise manage our liquidity position.  Therefore, we have determined that losses on our entire MBS securities portfolio were considered to be other than temporary impairments as of December 31, 2007 and have taken a $8.5 million impairment charge in the fourth quarter of 2007 as a result.

We recorded an impairment loss of $7.4 million during 2005, because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered.

Mortgage Lending (Discontinued Operation)

Until March 31, 2007, our discontinued mortgage lending operation contributed to our then current period financial results. Subsequent to March 31, 2007, our discontinued mortgage lending operation has impacted our financial results due to liabilities remaining after the sale of the operation’s assets. As of December 31, 2007 discontinued operations consist of $8.9 in assets and $5.8 in liabilities down from $212.8 million in assets and $187.7 million in liabilities as of December 31, 2006.

We originated a wide range of mortgage loan products including prime, alternative-A, and to a lesser extent sub-prime loans, home equity lines of credit, second mortgages, and bridge loans. During 2005 and the first quarter of 2006 we aggregated certain high-quality, shorter-term ARM loans in order to hold such loans on a long term basis in our investment portfolio. For the years ended December 31, 2007 and 2006, we originated $0.4 billion and $2.5 billion in mortgage loans, respectively. We recognized gains on sale of mortgage loans totaling $2.5 million and $18.0 million for the years ended December 31, 2007 and 2006, respectively.

Our wholesale lending strategy had been a small component of our loan lending operations. On February 22, 2007, we sold substantially all of the assets of our wholesale operations to Tribeca Lending.

Known Material Trends and Commentary Regarding Fiscal Year 2007

Declines in the prices of mortgage assets. Investors’ appetite for U.S. mortgage assets decreased globally in 2007. Higher delinquencies, resulted in numerous credit rating downgrades on non-Agency MBS collateralized by residential mortgage loans, principally loans that were originated in 2006 and 2007. Non-Agency MBS lack the direct backing of Government Sponsored Enterprises (“GSE”), principally Fannie Mae and Freddie Mac, and are subject to changes in their credit ratings. As a result of both the higher delinquencies and downgrades, many institutional holders of mortgage assets sold their holdings of MBS, principally non-Agency holdings. This selling, along with decreased demand for these assets among investors, caused mortgage asset prices to decline.

Increased prepayment rates.    Prepayment rates generally increase when interest rates fall and decrease when interest rates rise; however, changes in prepayment rates are difficult to accurately predict. When interest rates fall, RMBS prepayment rates rise, which can impact our net income. We seek to mitigate this risk by purchasing a mix of assets with both a premium and discount price.

Tightening in the financing markets and reduced liquidity. As prices of mortgage assets decreased, many lenders that finance mortgage assets began to take measures to insure their liquidity needs would not be compromised. Principally, many financial institutions began to withdraw financing and liquidity that they typically offered clients as part of their daily business operations. The most common forms of liquidity provided to the mortgage market are in the form of repurchase agreements for MBS, and warehouse lines for lenders. This reduced availability of financing led to numerous failures on the part of mortgage lenders, specialty finance companies, hedge funds, and a small number of non-U.S. banks. Forced liquidations due to failure or financial stress have exacerbated the problem.

Despite these liquidity concerns in the market, we were able to finance our Agency MBS with repurchase agreements throughout 2007. Decreased loan amounts relative the value of the securities, also known as an increase in “haircut”, were seen in the second half of 2007. We were able to meet all increased haircuts on the MBS we financed. Generally, haircuts on our Agency MBS increased from 3% to 5%, and market values attributed to our Agency MBS by repurchase agreement counterparties decreased by approximately 2% to 3%. As with increases in haircuts, decreases in market value reduce the amount we are able to borrow against our assets.

Volatility in financing costs. The dislocations in the mortgage market led to increased volatility in the cost of financing. The relationships between certain short-term interest rates, normally very consistent, became less so in the second half of 2007. The Federal Funds rate, an interest rate used by banks for overnight loans to each other and determined by the Federal Reserve Board, is a benchmark used by others to determine similar short term rates. The London Inter Bank Offered Rate (“LIBOR”), a market determined rate for short term loans, normally 0.10% higher than the Federal Funds rate, averaged well above that for most of the second half of 2007. As our repurchase agreements have rates determined by one month LIBOR, our costs of financing increased on a relative basis, in the second half of 2007. The Federal Funds rate averaged 40 basis points lower in the second half of the 2007 as compared to the first half of 2007, LIBOR only experienced a 14 basis point decline. The Company’s funding is generally determined by a spread to the LIBOR interest rate.

Hedging. We generally seek to reduce the volatility of our net income by entering into interest rate swap agreements. As of December 31, 2007, we had entered into interest rate swap agreements with an aggregate notional amount of $220 million. Although we believe this hedging strategy will be effective under normal interest rate environments and over longer periods, the unprecedented market environment described above during the second half of 2007 caused this strategy to be less effective than expectations. Typically interest rate swaps are used to offset price declines in our investment portfolio, however, over the second half of the year the interest rate swaps and investment portfolio experienced price declines resulting in a larger than expected increase in the Other Comprehensive Loss component of our equity. The Company discontinued hedge accounting treatment for the interest rate swap positions during the forth quarter of 2007 as part of strategic portfolio realignment related to the JMP capital investment in the Company. (See note 18) Accordingly, the unrealized loss was recorded as an unrealized loss in the Statement of Operations and no longer reflected as part of other comprehensive income in the Balance Sheet.

Changes in the U.S. economy. Changes in the U.S. economy also affected us. The U.S. economy in the second half of 2007 began to show signs of slowing. Adverse trends in the housing market and increased stress on borrowers, including in particular, residential mortgage borrowers, has had a ripple effect throughout the U.S. economy. The Federal Reserve began to reduce short term interest rates in September of 2007. Recently, increased concern regarding inflation has arisen principally due to increases in commodity prices globally. The concern with inflation kept longer term interest rates high relative to short term rates. This so called steep yield curve generally results in increased returns on equity for companies that employ our Agency MBS strategy. The possibility of an increase in inflation however increases the possibility of interest rates moving higher.

Loan repurchase requests. Higher delinquency rates, as noted earlier, were due primarily to lax underwriting standards on loans originated in 2006 and 2007. Increased delinquencies lead to increased requests for loan repurchases from purchasers of loans. Requests for loan repurchases for loans originated and sold by our discontinued mortgage lending business affected our results in 2007. At their height, as measured by loan balance, repurchase requests totaled approximately $25.2 million as of June 30, 2007. As of December 31, 2007, we had $4.4 million of outstanding repurchase requests. During 2007, we repurchased a total of $6.7 million of mortgage loans due to repurchase requests from loan investors. We resold most of these repurchased loans at discounts, increasing our loss for 2007. For loans we did not repurchase, we were able to eliminate repurchase requests by entering into settlement agreements with the parties requesting the repurchases. The settlements provided for a payment of a negotiated amount based on assumed or actual loss, further increasing our losses for 2007. The settlements in a majority of the cases also provided for a release from all future claims.

For a discussion of additional risks relating to our business see “Risk Factors” and “—Quantitative and Qualitative Disclosures About Risk.”

Results of Operations. We expect that our revenues will derive primarily from the difference between the interest income we earn on the mortgage assets in our portfolio and the costs of our borrowings, net of hedging expenses. We expect our operating expenses to be significantly lower in the future due to the reduction in personnel resulting from the sale of our discontinued mortgage lending operation. The sale of each of our retail and wholesale mortgage banking platforms has resulted in gross proceeds to NYMT of approximately $13.5 million before fees and expenses, and before deduction of approximately $2.3 million, which is being held in escrow to support warranties and indemnifications provided to Indymac by HC as well as other purchase price adjustments. HC recorded a one time taxable gain of $4.4 million on the sale of its assets to Indymac.

Liquidity. We depend on the capital markets to finance our investments in MBS. As it relates to our investment portfolio, we use a combination of repurchase agreements, loan securitizations, cash from our operations and the issuance of common and preferred equity to finance our portfolio of MBS and mortgage loans. Prior to exiting the mortgage lending business in March 2007, we used “warehouse” facilities provided by commercial or investment banks to finance the mortgage loans held for sale that were originated by HC. These warehouse lines have been terminated in connection with our exit from the mortgage lending business.

Commercial and investment banks have provided significant liquidity to finance our operations. Due to recent credit market developments, the availability of short-term collateralized borrowing through repurchase agreements tightened considerably beginning in the second half of 2007 and continuing through the date of this Annual Report. Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related assets in which our portfolio is concentrated may reduce the market value of our portfolio, which may reduce the amount of liquidity available to us or may cause our lenders to require additional collateral. This may require the Company to sell assets at disadvantaged prices. Although we presently expect the short-term collateralized borrowing markets to continue providing us with necessary financing through repurchase agreements, we cannot assure you that this form of financing will be available to us in the future on comparable terms, if at all.See “Liquidity and Capital Resources” below for further discussion of liquidity risks and resources available to us.

Loan Loss Reserves on Mortgage Loans. As with any mortgage asset, or a liability related to a mortgage asset in either NYMT or HC, we have policies and procedures in place to determine the appropriate levels of loan loss reserves relative to non-performing assets. Loan loss reserves are taken against non-performing loans held in securitizations trust and non-performing loans held for sale in our discontinued mortgage lending operation. We use a slightly different methodology to determine loan loss reserves for loans held in securitizations trusts as compared to loans held in HC. We consider a loan to be non-performing once it becomes 60 days delinquent. We also reserve for possible losses against loans we have been asked to repurchase from investors, and for loans in which we have indemnified investors against loss in accordance with the policy described below.

In determining loan loss reserves we generally rely on management’s estimate of loan loss severity. Management’s estimation involves, most importantly, the loan-to-value ratios (“LTV”) of a loan, historical credit loss severity rates, property appreciation or depreciation rates for the property’s market, purchased mortgage insurance, the borrower’s credit and other factors deemed to warrant consideration. Comparing the current loan balance to the current property value determines the current loan-to-value ratio of the loan. We utilize various internet based property data services to look at comparable properties in the same area, or consult with a realtor in the property’s area to determine the current value of the property securing the delinquent loans.

For loans held in securitization trusts, generally we estimate that any loan that goes through foreclosure and results in Real Estate Owned (“REO”) by us results in proceeds returned to the Company equal to 68% of the property’s current value at the time the loan became 60 days delinquent, which is based on historical experience. Thus, for a first lien loan that is 60 or more days delinquent we will take the difference between the current loan’s balance and 68% of the property’s current value as a loan loss reserve. The difference determines the base loan loss reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our loan loss reserve.

Loans that were originated and sold by HC to various investors and for which we (i)  have been asked to repurchase, (ii) held for sale in HC, or (iii) indemnified the investor against losses for some specified time period, may also require a loan loss reserve. A large portion of the repurchase requests, commonly resulting from early payment defaults (“EPDs”) came as a result of borrowers failing to timely make their first three loan payments. Similar to the above description of our reserve procedures for loans held in securitization trusts, we compare the current balance of loans for which we have been asked to repurchase, and loans in which we have indemnified the investor to the current value of the property securing the mortgage note. Different however for this group of loans, we assume that we only receive proceeds equal to 65% of the property’s current value at such time that the loan becomes 60 days delinquent.

Given the current economic environment, the Company has reserved 100% for all non-performing second mortgages and 60% for all performing second mortgages. As of December 31, 2007, the Company had $1.4 million in second mortgages with a total reserve of $1.2 million with net exposure of $0.2 million.

While we believe these policies are prudent, we can make no assurance that they will be adequate to cover future losses.

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

Fair Value. Generally, the financial instruments we utilize are widely traded and there exists a ready and liquid market. The fair values for such financial instruments are generally based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a financial instrument is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

Recent events in the financial and credit markets have resulted in significant numbers of investment assets offered in the marketplace with limited financing available to potential buyers. In addition, there has been a lack of confidence among potential investors regarding the validity of the ratings provided by the major rating agencies. This increase in available investment assets and investors’ diminished confidence in assessing the credit profile of investments has resulted in significant price volatility in previously stable asset classes, including our AAA-rated non-Agency MBS portfolio. As a result, the pricing process for certain investment classes has become more challenging and may not necessarily represent what we could receive in an actual trade. The Company had $31.8 million on non-Agency MBS as of December 31, 2007.

In the normal course of our discontinued mortgage lending business, we entered into contractual interest rate lock commitments, or (“IRLCs”), to extend credit to finance residential mortgages. Mark-to-market adjustments on IRLCs were recorded from the inception of the interest rate lock through the date the underlying loan was funded. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs to originate the loan. To mitigate the effect of the interest rate risk inherent in issuing an IRLC from the lock-in date to the funding date of a loan, we generally entered into forward sale loan contracts, or (“FSLCs”). Since the FSLCs were committed prior to mortgage loan funding and thus there was no owned asset to hedge, the FSLCs in place prior to the funding of a loan were undesignated derivatives under SFAS No. 133 and are marked to market with changes in fair value recorded to current earnings.

Impairment of and Basis Adjustments on Securitized Financial Assets. As previously described herein, during 2005 and early 2006, we regularly securitized our mortgage loans and retained the beneficial interests created by such securitization. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate.

We recorded an impairment loss of $7.4 million during 2005, because we concluded that we no longer had the intent to hold certain lower-yielding mortgage-backed securities until their values recovered.

During March 2008, news of potential security liquidations significantly increased the volatility of many financial assets, including those held in our portfolio.  Specifically, the liquidation of several large financial institutions in early March 2008 caused a significant decline in the fair market value of the CMO Floaters held in our portfolio. The CMO Floaters in our portfolio are pledged as collateral for borrowings under our repurchase agreements.  As a result of the significant decline in the fair market value of our CMO Floaters, as determined by the lenders under our repurchase agreements, the haircuts required by our lenders to obtain new or additional financing on these securities experienced a significant increase. As a result, of the combination of lower fair market values on our CMO Floaters and rising haircut requirements to finance those securities, we elected to improve our liquidity position by selling approximately $82.5 million of CMO Floaters from our portfolio in March 2008.  Given the continued volatility in the mortgage securities market, we determined that we may not be able to hold the CMO Floaters or other MBS securities in our portfolio for the foreseeable future because we may sell them to satisfy margin calls from our lenders or to otherwise manage our liquidity position.  Therefore, we have determined that losses on our entire MBS securities portfolio of CMO Floaters were considered to be other than temporary impairments as of December 31, 2007 and have taken a $8.5 million impairment charge in the fourth quarter of 2007 as a result.

Loan Loss Reserves on Mortgage Loans. We evaluate reserves for loan losses based on management’s judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held for sale and mortgage loans held in securitization trusts. If the credit performance of any of our mortgage loans deviates from expectations, the allowance for loan losses is adjusted to a level deemed appropriate by management to provide for estimated probable losses in the portfolio. One of the critical assumptions used in estimating the loan loss reserve is severity. Severity represents the expected rate of realized loss upon disposition/resolution of the collateral that has gone into foreclosure.

Securitizations.  We have in the past created securitization entities as a means of either:

•	creating securities backed by mortgage loans which we held and financed; or

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

All derivative financial instruments are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gains and losses associated with changes in the fair value of derivatives not designated as hedges are reported in current earnings. If the derivative is designated as a fair value hedge and is highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the recorded value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded as other comprehensive income and is recognized in the income statement when the hedged item affects earnings. The Company calculates the effectiveness of these hedges on an ongoing basis, and, to date, has calculated effectiveness of approximately 100%. Ineffective portions, if any, of changes in the fair value or cash flow hedges are recognized in earnings.

New Accounting Pronouncements - In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB SFAS 157 to FASB SFAS 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS 13 and FASB Staff Position 157-2, “Effective Date of FASB SFAS 157.” FASB Staff Position 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FASB Staff Position 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SFAS 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance. SFAS 157 will be applied to non-financial assets and non-financial liabilities beginning January 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interest and penalties are accrued and reported as interest expenses and other expenses reported in the consolidated statement of income are booked when incurred. In addition, the 2003-2006 tax years remain open to examination by major taxing jurisdictions. The adoption of FIN 48 has had no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any existing financial assets on the effective date.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51.  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will become effective for the Company on January 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. SFAS 141 retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) requires costs incurred to effect the acquisition and restructuring costs to be recognized separately from the acquisition. SFAS 141(R) applies to business combinations for which the acquisition date is on or after January 1, 2009.

Overview of Performance

For the year ended December 31, 2007, we reported a net loss of $55.3 million, as compared to a net loss of $15.0 million for the year ended December 31, 2006. The increase in net loss of $40.3 was due to the following factors: an $18.4 million non cash charge to reserve 100% of the deferred tax asset resulting from the sale of our mortgage lending business, an $8.5 million non cash impairment related to the investment portfolio, a decrease in net interest margin of $4.3 million, an increase of $7.8 million related to losses on sale of securities and hedges and an increase in loan losses of $1.6 million related to loans held in securitization trust.

 For the year ended December 31, 2007, total mortgage originations, including brokered loans, were $0.4 billion as compared to $2.5 billion and $3.4 billion for the same period of 2006 and 2005, respectively. Total employees decreased to eight at December 31, 2007 from 616 at
December 31, 2006.

Summary of Operations and Key Performance Measurements

For the year ended December 31, 2007, our net income was dependent upon our mortgage portfolio management operations and the net interest (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio of mortgage loans held in the securitization trusts and residential mortgage-backed securities in our mortgage portfolio. The following table presents the components of our net interest income from our investment portfolio of mortgage securities and loans for the year ended December 31, 2007:

Net Interest Income Portfolio:
	Amount	Average Outstanding Balance	Effective Rate
		(Dollars in Millions)
Net Interest Income Components:
Interest Income
Investment securities and loans held in the securitization trusts	$52,180	$907.0	5.74%
Amortization of premium	(1,616)	2.4	(0.18)%
Total interest income	$50,564	$909.4	5.56%
Interest Expense
Repurchase agreements	$48,105	$864.7	5.49%
Interest rate swaps and caps	(1,576)		(0.18)%
Total interest expense	$46,529	$864.7	5.31%
Net Interest Income	$4,035		0.25%

The key performance measures for our portfolio management activities are:

•	the net interest spread on the portfolio;

•	the characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	the return on our mortgage asset investments and the related management of interest rate risk.

For the year ended December 31, 2007, our net income was also affected by losses in our discontinued mortgage lending operation, which includes the mortgage loan sales and mortgage brokering activities on mortgages sold or brokered to third parties. Our mortgage banking activities generated revenues in the form of gains on sales of mortgage loans to third parties and ancillary fee income and interest income from borrowers. Our mortgage brokering operations generated brokering fee revenues from third party buyers.

Financial Condition

Balance Sheet Analysis - Asset Quality

Investment Portfolio Related Assets

Mortgage Loans Held in Securitization Trusts and Mortgage Loans Held for Investment. Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements. These loans are classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans. If the securitization qualifies as a financing for SFAS No. 140 purposes, the loans are then re-classified as “mortgage loans held in securitization trusts.”

New York Mortgage Trust 2006-1, our most recent securitization, qualified as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. The residual assets total $1.2 million and are included in investment securities available for sale.

Except for the loans in securitization trusts, there were no mortgage loans held for investment at December 31, 2007 or December 31, 2006.

The following table details mortgage loans held in securitization trusts at December 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
December 31, 2007	$429,629	5.74%	$430,715	5.36%
December 31, 2006	$584,358	5.56%	$588,160	5.56%

At December 31, 2007 mortgage loans held in securitization trusts totaled approximately $431 million, or 55% of our total assets. Of this mortgage loan investment portfolio 100% are traditional ARMs or hybrid ARMs and 79% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

Characteristics of Our Mortgage Loans Held in Securitization Trusts and Retained Interest in Securitization:

The following table sets forth the composition of our loans held in securitization trusts as of December 31, 2007 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	972	$429,629	$430,715
Retained interest in securitization (included in Investment securities available for sale)	391	209,455	3,394
Total Loans Held	1,363	$639,084	$434,109

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$490	$3,500	$48
Current Coupon Rate	5.79%	9.93%	4.00%
Gross Margin	2.34%	6.50%	1.13%
Lifetime Cap	11.19%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	330	339	295

The following table sets forth the composition of our loans held in securitization trusts as of December 31, 2006 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	1,259	$584,358	$588,160
Mortgage loans held for investment	458	249,627	23,930
Total Loans Held	1,717	$833,985	$612,090

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$501	$3,500	$25
Current Coupon Rate	5.67%	8.13%	3.88%
Gross Margin	2.36%	6.50%	1.13%
Lifetime Cap	11.14%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	341	351	307

	December 31, 2007 Percentage	December 31, 2006 Percentage
Arm Loan Type
Traditional ARMs	2.3%	2.9%
2/1 Hybrid ARMs	1.6%	3.8%
3/1 Hybrid ARMs	10.2%	16.8%
5/1 Hybrid ARMs	83.4%	74.5%
7/1 Hybrid ARMs	2.5%	2.0%
Total	100.0%	100.0%
Percent of ARM loans that are Interest Only	77.3%	75.9%
Weighted average length of interest only period	8.3 years	8.0 years

	December 31, 2007 Percentage	December 31, 2006 Percentage
Traditional ARMs - Periodic Caps
None	72.9%	61.9%
1%	1.4%	8.8%
Over 1%	25.7%	29.3%
Total	100.0%	100.0%

	December 31, 2007 Percentage	December 31, 2006 Percentage
Hybrid ARMs - Initial Cap
3.00% or less	8.3%	14.8%
3.01%-4.00%	5.1%	7.5%
4.01%-5.00%	85.6%	76.6%
5.01%-6.00%	1.0%	1.1%
Total	100.0%	100.0%

	December 31, 2007 Percentage	December 31, 2006 Percentage
FICO Scores
650 or less	3.9%	3.8%
651 to 700	17.0%	16.9%
701 to 750	32.4%	34.0%
751 to 800	42.5%	41.5%
801 and over	4.2%	3.8%
Total	100.0%	100.0%
Average FICO Score	738	737

	December 31, 2007 Percentage	December 31, 2006 Percentage
Loan to Value (LTV)
50% or less	9.5%	9.8%
50.01%-60.00%	8.9%	8.8%
60.01%-70.00%	27.3%	28.1%
70.01%-80.00%	52.2%	51.1%
80.01% and over	2.1%	2.2%
Total	100.0%	100.0%
Average LTV	69.7%	69.4%

	December 31, 2007 Percentage	December 31, 2006 Percentage
Property Type
Single Family	51.3%	52.3%
Condominium	22.8%	22.9%
Cooperative	9.8%	8.8%
Planned Unit Development	13.0%	13.0%
Two to Four Family	3.1%	3.0%
Total	100.0%	100.0%

	December 31, 2007 Percentage	December 31, 2006 Percentage
Occupancy Status
Primary	84.4%	85.3%
Secondary	12.0%	10.7%
Investor	3.6%	4.0%
Total	100.0%	100.0%

	December 31, 2007 Percentage	December 31, 2006 Percentage
Documentation Type
Full Documentation	72.0%	70.1%
Stated Income	19.7%	21.3%
Stated Income/ Stated Assets	6.8%	7.2%
No Documentation	1.0%	0.9%
No Ratio	0.5%	0.5%
Total	100.0%	100.0%

	December 31, 2007 Percentage	December 31, 2006 Percentage
Loan Purpose
Purchase	57.8%	57.3%
Cash out refinance	15.9%	26.1%
Rate & term refinance	26.3%	16.6%
Total	100.0%	100.0%

	December 31, 2007 Percentage	December 31, 2006 Percentage
Geographic Distribution: 5% or more in any one state
NY	31.2%	29.1%
MA	17.4%	17.5%
FL	8.3%	11.4%
CA	7.2%	7.5%
NJ	5.7%	5.1%
Other (less than 5% individually)	30.2%	29.4%
Total	100.0%	100.0%

The following table details loan summary information for loans held in securitization trust at December 31, 2007 (all amounts in thousands)

												Principal Amount of Loans
												Subject to
								Periodic				Delinqent
Description			Interest Rate			Final Maturity		Payment		Original	Current	Principal
Property		Loan						Term	Prior	Amount of	Amount of	or
Type	Balance	Count	Max	Min	Avg	Min	Max	(months)	Liens	Principal	Principal	Interest
Single	<= $100,000	17	8.38	4.75	6.03	07/01/33	11/01/35	360	NA	$3,502	$1,145	$-
Family	<= $250,000	108	9.63	4.50	5.71	09/01/32	12/01/35	360	NA	20,094	19,394	246
	<= $500,000	174	8.00	4.25	5.72	09/01/32	01/01/36	360	NA	62,864	60,658	500
	<=$1,000,000	80	9.93	4.38	6.01	07/01/33	01/01/36	360	NA	58,414	56,162	2,435
	> $1,000,000	41	7.93	5.00	5.80	06/01/34	01/01/36	360	NA	72,278	71,600	-
	Summary	420	9.93	4.25	5.79	09/01/32	01/01/36	360	NA	$217,152	$208,959	$3,181
2-4	<= $100,000	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$80	$77	$-
FAMILY	<= $250,000	7	6.75	4.38	5.73	12/01/34	11/01/35	360	NA	1,365	1,291	-
	<= $500,000	25	7.63	5.13	6.00	09/01/34	01/01/36	360	NA	9,181	9,004	662
	<=$1,000,000	4	6.88	4.75	5.69	07/01/35	10/01/35	360	NA	3,068	3,053	517
	>$1,000,000	2	5.63	5.50	5.56	12/01/34	08/01/35	360	NA	4,008	4,008	-
	Summary	39	7.63	4.38	5.91	09/01/34	01/01/36	360	NA	$17,702	$17,433	$1,179
Condo	<= $100,000	20	7.13	4.38	5.78	01/01/35	12/01/35	360	NA	$3,528	$1,426	$-
	<= $250,000	104	7.88	4.25	5.68	08/01/32	01/01/36	360	NA	19,591	18,978	230
	<= $500,000	118	8.13	4.00	5.53	09/01/32	01/01/36	360	NA	42,140	40,652	378
	<=$1,000,000	47	7.88	4.50	5.56	08/01/33	11/01/35	360	NA	35,750	32,682	-
	> $1,000,000	16	7.75	4.63	5.63	07/01/34	09/01/35	360	NA	25,728	23,538	1,149
	Summary	305	8.13	4.00	5.61	08/01/32	01/01/36	360	NA	$126,737	$117,276	$1,757
CO-OP	<= $100,000	7	5.50	4.75	5.09	09/01/34	06/01/35	360	NA	$986	$444	$-
	<= $250,000	29	7.63	4.00	5.53	10/01/34	12/01/35	360	NA	5,409	5,105	-
	<= $500,000	56	7.63	4.25	5.53	08/01/34	12/01/35	360	NA	21,918	20,507	-
	<=$1,000,000	32	6.75	4.75	5.35	11/01/34	11/01/35	360	NA	23,282	22,460	-
	> $1,000,000	7	7.13	4.88	5.57	11/01/34	12/01/35	360	NA	9,814	9,604	-
	Summary	131	7.75	4.00	5.44	08/01/34	12/01/35	360	NA	$61,409	$58,120	$-
PUD	<= $100,000	1	5.63	5.63	5.63	07/01/35	07/01/35	360	NA	$100	$97	$-
	<= $250,000	33	7.75	4.00	5.68	07/01/33	12/01/35	360	NA	6,576	5,975	-
	<= $500,000	30	8.88	4.63	6.50	08/01/32	12/01/35	360	NA	11,017	10,427	455
	<=$1,000,000	9	7.50	4.75	5.84	09/01/33	12/01/35	360	NA	6,196	6,120	854
	> $1,000,000	4	7.22	5.63	6.21	04/01/34	12/01/35	360	NA	5,233	5,222	1,343
	Summary	77	8.88	4.00	6.04	08/01/32	01/01/36	360	NA	$29,122	$27,841	$2,652
Summary	<= $100,000	46	8.38	4.38	5.78	07/01/33	12/01/35	360	NA	$8,196	$3,189	$-
	<= $250,000	281	9.63	4.00	5.68	08/01/32	01/01/36	360	NA	53,035	50,743	476
	<= $500,000	403	8.88	4.00	5.72	08/01/32	01/01/36	360	NA	147,120	141,248	1,995
	<=$1,000,000	172	9.93	4.38	5.75	07/01/33	01/01/36	360	NA	126,710	120,477	3,806
	> $1,000,000	70	7.93	4.63	5.76	04/01/34	01/01/36	360	NA	117,061	113,972	2,492
	Grand Total	972	9.93	4.00	5.71	08/01/32	01/01/36	360	NA	$452,122	$429,629	$8,769

The following table details activity for loans held in securitization trust for the year ended December 31, 2007.

	Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2007	$584,358	$3,802	$0	$588,160
Additions	-	-	-	-
Principal repayments	(154,729)	-	-	(154,729)
Reserve for loan loss	-	-	(1,647)	(1,647)
Amortization for premium	-	(1,069)	-	(1,069)
Balance, December 31, 2007	$429,629	$2,733	$(1,647)	$430,715

Delinquency Status

As of December 31, 2007, we had 14 delinquent loans totaling approximately $8.8 million categorized as Mortgage Loans Held in Securitization Trusts. In addition we had four REO properties totaling approximately $4.1 million. The table below shows delinquencies in our loan portfolio as of December 31, 2007 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	-	$-	-
61-90	2	1,859	0.43%
90+	12	$6,910	1.61%

As of December 31, 2006, we had six delinquent loans totaling $6.2 million categorized as Mortgage Loans Held in Securitization Trusts. In addition we had approximately $0.6 million of REO. The table below shows delinquencies in our loan portfolio as of December 31, 2006 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	4	$5,819	0.99%

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

Investment Securities - Available for Sale. Our securities portfolio consists of Agency securities or AAA-rated residential MBS. At December 31, 2007, we had no investment securities in a single issuer or entity, other than the Agencies, that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our securities portfolio as of December 31, 2007 and December 31, 2006:

Characteristics of Our Investment Securities (dollar amounts in thousands):

December 31, 2007	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$324,676	$318,689	91%	5.98%	5.55%
Private Label Floating Rate	AAA	29,764	28,401	8%	5.66%	5.50%
NYMT Retained Securities	AAA-BBB	2,169	2,165	1%	6.31%	6.28%
NYMT Retained Securities	Below Investment Grade	2,756	1,229	0%	5.68%	12.99%
Total/Weighted Average		$359,365	$350,484	100%	5.95%	5.61%

Characteristics of Our Investment Securities (dollar amounts in thousands):

December 31, 2006	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$163,121	$163,898	34%	6.72%	6.40%
Private Label Floating Rate	AAA	22,392	22,284	5%	6.12%	6.46%
Private Label ARMs	AAA	287,018	284,874	58%	4.82%	5.71%
NYMT Retained Securities	AAA-BBB	15,996	15,894	3%	5.67%	6.02%
NYMT Retained Securities	Below Investment Grade	2,767	2,012	0%	5.67%	18.35%
Total/Weighted Average		$491,294	$488,962	100%	5.54%	6.06%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2007	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$318,689	5.55%	$—	—%	$—	—%	$318,689	5.55%
Private Label Floating Rate	28,401	5.50%	—	—%	—	—%	28,401	5.50%
NYMT Retained Securities	2,165	6.28%	—	—%	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$—	—%	$1,229	12.99%	$350,484	5.61%

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2006	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$163,898	6.40%	$—	—	$—	—	$163,898	6.40%
Private Label Floating Rate	22,284	6.46%	—	—	—	—	22,284	6.46%
Private Label ARMs	16,673	5.60%	78,565	5.80%	183,612	5.64%	278,850	5.68%
NYMT Retained Securities	6,024	7.12%	—	—	17,906	7.83%	23,930	7.66%
Total/Weighted Average	$208,879	6.37%	$78,565	5.80%	$201,518	5.84%	$488,962	6.06%

Non Investment Assets

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $5.5 million at December 31, 2007.

Restricted Cash. Restricted cash totaled $7.5 million as of December 31, 2007. Included in restricted cash were $4.7 million related to amounts deposited to meet margin calls on interest rate swaps, $2.3 million in escrow related to the Indymac transaction and $0.5 million related to deposits for leased spaces.

Prepaid and Other Assets. Prepaid and other assets totaled $2.2 million as of December 31, 2007. Prepaid and other assets consist mainly of $1.3 million of capitalization expenses related to equity and bond issuance cost. These costs are being amortized into earnings over time related to the maturity of the underlying issuance. In addition, $0.3 million of capitalization servicing costs related to our fourth securitization accounted for a sale during 2006.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments. As of December 31, 2007, there were approximately $315.7 million of repurchase borrowings outstanding. Our repurchase agreements typically have terms of 30 days. As of December 31, 2007, the current weighted average borrowing rate on these financing facilities is 5.02%.

Collateralized Debt Obligations. There were no new securitization transactions accounted for as a financing during 2007. As of December 31, 2007 we have CDO, outstanding of approximately $417.0 million with an average interest rate of 5.25%.

Subordinated Debentures. As of December 31, 2007, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly, (8.68% at December 31, 2007). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. HC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

$20 million of our subordinated debentures have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010.

Derivative Assets and Liabilities. We generally hedge only the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate (“LIBOR”), or a U.S. Treasury rate.

In order to reduce these risks, we enter into interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. We also enter into interest rate cap agreements whereby, in exchange for a fee, we are reimbursed for interest paid in excess of a contractually specified capped rate.

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We minimize this risk by using multiple counterparties and limiting our counterparties to major financial institutions with good credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties, but can not guaranty we do not have counterparty failures.

We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction, or a portion thereof, is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. To this end, terms of the hedges are matched closely to the terms of hedged items.

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2007 and December 31, 2006 (dollar amounts in thousands):
	December 31, 2007	December 31, 2006
Derivative Assets:
Interest rate caps	$416	$2,011
Interest rate swaps	—	621
Total derivative assets	$416	$2,632

Derivative liabilities:
Interest rate swaps	$3,517	$—
Total derivative liabilities	$3,517	$—

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2007 was $18.4 million and included $2.0 million of net unrealized losses related to cash flow hedges presented as accumulated other comprehensive income.

Prepayment Experience

The cumulative prepayment rate (“CPR”) on our mortgage loan portfolio averaged approximately 19% during 2007 as compared to 19% during 2006. CPRs on our purchased portfolio of investment securities averaged approximately 12% while the CPRs on loans held for investment or held in our securitization trusts averaged approximately 24% during 2007. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

Results of Operations

The operating results for our mortgage portfolio management business during a given period typically reflect the net interest spread earned on our investment portfolio of residential mortgage securities and loans. The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies. Furthermore, the cost of loans held in our portfolio, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

Results of Operations - Comparison of Years Ended December 31, 2007, 2006 and 2005

Net Income - Overview
Comparative Net Income

(dollar amounts in thousands)	For the Years Ended December 31,
	2007	2006	% Change	2005	% Change
Net interest income	$477	$4,784	(90.0)%	$12,873	(62.8)%
Total expenses	$2,754	$2,032	35.5%	$4,318	(52.9)%
(Loss) income for continuing operations	$(20,790)	$2,166	(1,059.8)%	$3,322	(34.8)%
Loss from discontinued operations	$(34,478)	$(17,197)	(100.5)%	$(8,662)	98.5%
Net loss	$(55,268)	$(15,031)	(267.7)%	$(5,340)	181.5%
Basic and diluted loss per share	$(15.23)	$(4.17)	(265.2)%	$(1.49)	179.9%

For the year ended December 31, 2007, we reported a net loss of $55.3 million, as compared to a net loss of $15.0 million for the year ended December 31, 2006. The increase in net loss of $40.3 was due to the following factors: an $18.4 million charge to reserve 100% of the deferred tax asset, a decrease in net interest margin of $4.3 million, an $8.5 million non cash impairment related to the investment portfolio, an increase of $7.8 million related to losses on sale of securities and hedges and an increase in loan losses of $1.6 million related to loans held in securitization trust.

For the year ended December 31, 2006, we reported a net loss of $15.0 million, as compared to a net loss of $5.3 million for the year ended December 31, 2005. The increase in net loss of $9.7 was due to the following factors: a decrease in net interest margin of $8.1 million, an increase of $8.5 million related discontinued mortgage lending business and a decrease in loss of $2.7 million related to losses from sale of securities and related hedges.

Revenues

Comparative Net Interest Income

	For the years ended December 31,
(dollar amounts in thousands)	2007			2006			2005
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)			($ Millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$907.0	52,180	5.74%	$1,266.4	$66,973	5.29%	$1,347.4	$60,988	4.53%
Loans held for investment	—	—	—%	—	—	—%	145.7	7,778	5.34%
Amortization of net premium	2.4	(1,616)	(0.18)%	5.9	(2,092)	(0.16)%	14.7	$(6,041)	(0.42)%
Interest income	$909.4	50,564	5.56%	$1,272.3	$64,881	5.13%	$1,507.8	$62,725	4.16%

Interest Expense:
Investment securities and loans held in the securitization trusts	$864.7	46,529	5.31%	$1,201.2	$56,553	4.64%	$1,283.3	$42,001	3.23%
Loans held for investment	—	—	—	—	—	—%	142.7	5,847	4.04%
Subordinated debentures	45.0	3,558	7.80%	45.0	3,544	7.77%	26.6	2,004	7.54%
Interest expense	$909.7	50,087	5.43%	$1,246.2	$60,097	4.76%	$1,452.6	$49,852	3.39%
Net interest income	$(0.3)	477	0.13%	$26.1	$4,784	0.37%	$55.2	$12,873	0.77%

For our portfolio investments of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread for each quarter since we began our portfolio investment activities follows:

As of the Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

	Comparative Expenses
(dollar amounts in thousands)	For the Year Ended December 31,
	2007	2006	% Change	2005	% Change
Salaries and benefits	$865	$714	21.1%	$1,934	(63.1)%
Marketing and promotion	145	78	85.9%	124	(37.1)%
Data processing and communications	194	230	(15.7)%	149	54.4%
Professional fees	612	598	2.3%	853	(29.9)%
Depreciation and amortization	325	276	17.8%	171	61.4%
Other	613	136	350.7%	1,087	(87.5)%
	$2,754	$2,032	35.5%	$4,318	(52.9)%

The 21.1% increase in salaries from December 31, 2006 was primarily due to an increase in payroll allocations from the discontinued operations to the continuing operations. The $0.5 million increase in other expenses was due to the increase in premiums for directors’ and officers’ insurance as well as a greater allocation of directors’ and officers’ insurance costs to the continuing operations. On going expenses will be reduced significantly as the Company has eight full time employees as it has fully transitioned to a passive REIT strategy.

The decrease in total expenses of $2.3 million from the year ended December 31, 2005 to December 31, 2006 was due mainly to a severance payment made to a senior executive.

It should be noted that certain expenses are shared by the Company and are included as a discontinued operation for this presentation.

Discontinued Operations
	For the Year Ended December 31,
	2007	2006	% Change	2005	% Change

Revenues:
Net interest income	$1,070	$3,524	(69.6)%	$4,499	(21.7)%
Gain on sale of mortgage loans	2,561	17,987	(85.8)%	26,783	(32.8)%
Loan losses	(8,874)	(8,228)	7.9%	—	(100)%
Brokered loan fees	2,318	10,937	(78.8)%	9,991	9.5%
Gain on sale of retail lending segment	4,368	—	—	—	—
Other income (expense)	(67)	(294)	(77.2)%	231	(227.3)%
Total net revenues	1,376	23,926	(94.2)%	41,504	(42.4)%

Expenses:
Salaries, commissions and benefits	7,209	21,711	(66.8)%	29,045	(25.3)%
Brokered loan expenses	1,731	8,277	(79.1)%	7,543	9.7%
Occupancy and equipment	1,819	5,077	(64.2)%	6,076	(16.4)%
General and administrative	6,743	14,552	(53.7)%	16,051	(9.3)%
Total expenses	17,502	49,617	(64.7)%	58,715	(15.5)%
Loss before inomce tax benefit	(16,126)	(25,691)	(37.2)%	(17,211)	49.3%
Income tax (provision) benefit	(18,352)	8,494	(316.1)%	8,549	(0.6)%
Loss from discontinued operations – net of tax	$(34,478)	$(17,197)	(100.5)%	$(8,662)	98.5%

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. However, in March 2008, news of potential security liquidations by certain of our competitors negatively impacted the market value of certain of the investment securities in our portfolio. In connection with this market disruption and the anticipated increase in collateral requirements by our lenders as a result of such decrease in the market value of such securities, we elected to increase our liquidity by reducing our leverage through the sale of an aggregate of approximately $598.9 million of Agency MBS, which resulted in an aggregate loss of approximately $17.4 million including losses related to the termination of interest rate swaps. As of the date of this report, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months, absent any significant decline in financing availibility or significant increase in cost to obtain financing. At December 31, 2007, we had cash balances of $5.5 million and borrowings of $315.7 million under outstanding repurchase agreements. At December 31, 2007, we also had longer-term capital resources from CDOs outstanding of $417.0 million and from subordinated debt of $45.0 million. However, should further volatility and deterioration in the broader residential mortgage and MBS markets occur in the future, we cannot assure you that our existing sources of liquidity will be sufficient to meet our liquidity requirements during the next 12 months.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with four different financial institutions as of December 31, 2007. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  See “Market (Fair Value) Risk” under Item 7A of this Annual Report on Form 10-K.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.  Our repurchase agreements allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, whether as a result of interest rate changes, concern regarding the fair value of our mortgage-backed securities portfolio, or other liquidity concerns in the credit markets, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover because these lines of financing are not committed, the counterparty can call the loan at any time. In the event a counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance. If we are unable to secure financing from another counterparty and surrender the collateral, we would expect to incur a significant loss.  External disruptions to credit markets might also impair access to additional liquidity.
During and subsequent to the month of August, 2007, the availability of short-term collateralized borrowing through repurchase agreements worsened considerably, primarily as a result of the fall-out from increasing defaults in the sub-prime mortgage market and losses incurred at a number of larger companies in the mortgage industry.  At December 31, 2007, we had approximately $315.7 million of outstanding borrowings under repurchase agreements with four different counterparties. More recently, in March 2008, news of potential security liquidations by certain of our competitors negatively impacted the market value of certain of the investment securities in our portfolio. As noted above, in connection with this market disruption and the anticipated increase in collateral requirements by our lenders, we elected to increase our liquidity by reducing our leverage through the sale of Agency MBS from our portfolio. Because we liquidated these investment securities at prices lower than the amortized costs of such investment securities, we incurred a loss. As a result of these actions, as of the date of this Annual Report, we have been successful at resetting all outstanding balances under our various repurchase agreements as they have become due. As of March 31, 2008, we had approximately $6.5 million in cash and $30.0 million in unencumbered securities to meet margin calls.

In addition, in response to the March 2008 market disruption, investors and financial institutions that lend in the mortgage securities repurchase market, including the lenders under our repurchase agreements, have further tightened lending standards in an effort to reduce the leverage of their borrowers. While the haircut required by our lenders increased in 2007, primarily on non-Agency MBS, during March 2008, we have experienced further increases in the amount of haircut required to obtain financing for both our Agency MBS and non-Agency MBS. As of March 31, 2008, our MBS securities portfolio consisted of approximately of $475.9 million of Agency MBS and $31.1 of non-Agency MBS, which was financed with approximately $431.7 million of repurchase agreement borrowing with an average haircut of 9%. If the haircuts required by our lenders continue to increase, our profitability and liquidity will be materially adversely affected.

Commencing the week of March 17, 2008, the Federal Reserve took actions that are designed to support the mortgage securities market by providing additional financing to both banks and primary broker dealers. Additionally, actions taken by regulators to allow Fannie Mae, Freddie Mac and the Federal Home Loan Banks to expand their holdings of Agency MBS have provided further support to the market. Although we presently expect these actions to improve the short-term collateralized borrowing markets, we cannot assure you that this form of financing will be available to us in the future on comparable terms, if at all.

To finance our MBS investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity. At December 31, 2007 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by total stockholders’ equity, was 17.1 to one. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreement calculate our leverage. The Company also has $45 million of subordinated trust preferred securities outstanding and $417.0 million of collateralized debt obligations outstanding both of which are not dependent on market values of pledged securities or changing credit conditions by our lenders. As of March 31, 2008 our estimated leverage ratio was 7.2 to 1 for our MBS investment portfolio.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At December 31, 2007 we had $220.0 million in interest rate swaps outstanding with two different financial institutions. Should market rates for similar term interest rate swaps drop below the rates we have entered into on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity. Typically, the value of our MBS would increase in a declining interest rate environment, offsetting the change in value of the interest rate swaps. During the second half of 2007 the market experienced a dislocation in this relationship primarily due to the credit crisis in the mortgage markets. This created a flight to quality by investors that caused our interest rate swap values as well as our MBS valuations to decrease. The weighted average maturity of the swaps was 469 days at December 31, 2007. Concurrent with our sale of Agency MBS during March 2008, we sold approximately $290 million in interest rate swaps. As of March 31, 2008 we had approximately $168 million in interest rate swaps outstanding.

As of December 31, 2007 the approximate $430.7 million of loans we have held in securitization trusts have been permanently financed by our issuance of approximately $417.0 million of Collateralized Debt Obligations (“CDO”). The difference between these two amounts, approximately $13.7 million, is the equity we have tied up in our loans held in securitization trusts, and represents the maximum amount of our investment in the loans.

On January 18, 2008, we issued 1.0 million shares of our Series A Cumulative Redeemable Convertible Preferred Stock, which we refer to as our Series A Preferred Shares, to JMP Group, Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million.The interest rate on the preferred is the higher of 10% or the dividend rate of our common shares and is payable as a quarterly dividend to preferred shareholders. The conversion price is $4.00 per share.

On February 21, 2008, we completed the issuance and sale of 15.0 million shares of our common stock to certain accredited investors (as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended, or Securities Act) at a price of $4.00 per share. This private offering of our common stock generated net proceeds to us of approximately $57.0 million after payment of private placement fees, but before expenses. The net proceeds from both of these private offerings were used to purchase an aggregate of approximately $712.4 of Agency hybrid MBS in January and February 2008. These acquisitions were financed in part with repurchase agreements, and hedged with interest rate swaps. Pursuant to a registration rights agreement between the Company and investors in this private offering, the Company is required to pay liquidated damages, subject to waiver, upon the occurrence of certain events. See “Management's Discussion and Analysis of Financial Condition and Results of Operations–Recent Events.” The payment of any liquidated damages would result in a reduction in our cash position.

Our ability to sell the approximate $8.0 million, net of loan loss reserve, of mortgage loans we own could adversely affect our profitibility as any sale for less than the current reserved balance would result in a loss. Currently these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by that breach in the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; more recently we have addressed these requests by negotiation of a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans.

During 2007 we repurchased a total of approximately $6.7 million of loans as compared to a total of approximately $28.9 million in 2006. In addition, we settled $20.8 million in repurchase requests during 2007. During the quarter ended December 31, 2007 we repurchased one loan with a balance of approximately $0.2 million, as compared to no loans for the quarter ending September 30, 2007. As of December 31, 2007 the amount of repurchase requests outstanding was approximately $4.4 million, against which we had a reserve of approximately $0.5 million. We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all. If the we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected. In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

Beginning in July 2007, our board of directors elected to suspend the payment of quarterly dividends to holders of our common stock and, as of the date of this Annual Report, has yet to reinstate a quarterly dividend. Our board of directors’ decision continues to reflect our company’s focus on elimination of operating losses related to the discontinued mortgage lending business with a view to conserving capital to build future earnings from our portfolio management operations. Our board of directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when the board of directors declares a dividend. During the year ended December 31, 2007, we distributed approximately $1.8 million in common stock dividends.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations (excluding derivative financial instruments) at December 31, 2007:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	after 5 years
($ in thousands)
Operating leases	$7,328	$2,522	$4,805	$1	$-
Repurchase agreements	317,033	317,033	-	-	-
Collateralized debt oblidgations (1)(2)	488,280	94,662	167,242	123,647	102,729
Subordinated debentures (1)	151,553	3,604	7,395	7,803	132,751
Interest rate swaps	2,060	726	1,134	200	-
Employment agreements (3)	2,459	868	1,591	-	-
	$968,713	$419,415	$182,167	$131,651	$235,480

(1)	Amounts include interest paid during the period. Interest based on interest rates in effect on December 31, 2007.
(2)
Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(3)	Represents base cash compensation of the Company’s Co-Chief Executive Officers, David A. Akre and Steven R. Mumma.

Amounts due under our advisory agreement with JMPAM (see below) are not included in the table above because the amounts are not fixed and determinable.

Advisory Agreement

On January 18, 2008, we entered into an advisory agreement with JMPAM, pursuant to which JMPAM will advise, manage and make investments on behalf of two of our wholly-owned subsidiaries. Pursuant to the Advisory Agreement, JMPAM is entitled to receive the following compensation:

•	base advisory fee equal to 1.50% per annum of the “equity capital” (as defined in Item 1 of this Annual Report) of the Managed Subsidiaries is payable by us to JMPAM in cash, quarterly in arrears; and

•
incentive compensation equal to 25% of the GAAP net income of the Managed Subsidiaries attributable to the investments that are managed by JMPAM that exceed a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year will be payable by us to JMPAM in cash, quarterly in arrears; provided, however, that a portion of the incentive compensation may be paid in shares of our common stock.

If we terminate the advisory agreement (other than for cause) or elect not to renew it, we will be required to pay JMPAM a cash termination fee equal to the sum of (i) the average annual base advisory fee and (ii) the average annual incentive compensation earned during the 24-month period immediately preceding the date of termination.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage our risks related to interest rates, liquidity, prepayment speeds, credit quality of our assets and the market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive total returns through ownership of our capital stock. While we do not seek to avoid risk, we seek to: assume risk that can be quantified from historical experience, and actively manage such risk; earn sufficient returns to justify the taking of such risks; and maintain capital levels consistent with the risks that we undertake.

We are not subject to foreign currency exchange because we are invested solely in U.S. dollar denominated instruments, primarily residential mortgage assets, and our borrowings are also domestic and U.S. dollar denominated risk.

Management recognizes the following primary risks associated with our business and the industry in which we conduct business:

•	Interest rate risk

•	Liquidity risk

•	Prepayment risk

•	Credit risk

•	Market (fair value) risk

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of our MBS and ARM loans we manage and hold in our investment portfolio, the variable-rate borrowings we use to finance our portfolio, and the interest rate swaps and caps we use to hedge our portfolio. All of our portfolio interest market risk sensitive assets, liabilities and related derivative positions are managed with a long term perspective and are not for trading purposes.

Interest rate risk is measured by the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially the speed at which prepayments occur on our residential mortgage related assets. Changes in interest rates can affect our net interest income, which is the difference between the interest income earned on assets and our interest expense incurred in connection with our borrowings.

Our CMO floater assets have interest rates that adjust monthly, at a margin over LIBOR, as do the repurchase agreement liabilities that we use to finance those CMO assets.

Our adjustable-rate hybrid ARM assets reset on various dates that are not matched to the reset dates on our repurchase agreements.  In general, the repricing of our repurchase agreements occurs more quickly than the repricing of our assets. First, our floating rate borrowings may react to changes in interest rates before our adjustable rate assets because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the adjustable rate assets. Second, interest rates on adjustable rate assets may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Third, our adjustable rate assets typically lag changes in the applicable interest rate indices by 45 days due to the notice period provided to adjustable rate borrowers when the interest rates on their loans are scheduled to change.

We seek to manage interest rate risk in the portfolio by utilizing interest rate swaps, caps and Eurodollar futures, with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, are less than one year.

Interest rates can also affect our net return on hybrid ARM securities and loans net of the cost of financing hybrid ARMs. We continually monitor and estimate the duration of our hybrid ARMs and have a policy to hedge the financing of the hybrid ARMs such that the net duration of the hybrid ARMs, our borrowed funds related to such assets, and related hedging instruments are less than one year. During a declining interest rate environment, the prepayment of hybrid ARMs may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of hybrid ARMs, possibly resulting in a decline in our net return on hybrid ARMs as replacement hybrid ARMs may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of hybrid ARMs than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARMs. Our exposure to changes in the prepayment speed of hybrid ARMs is mitigated by regular monitoring of the outstanding balance of hybrid ARMs, and adjusting the amounts anticipated to be outstanding in future periods and, on a regular basis, making adjustments to the amount of our fixed-rate borrowing obligations for future periods.

We utilize a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps.

Based on the results of the model, as of December 31, 2007, changes in interest rates would have the following effect on net interest income: (Amounts in thousands)

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$3,195
+100	$603
-100	$336

Interest rate changes may also impact our net book value as our mortgage assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases and as interest rates decrease, the value of such investments will increase. In general, we would expect however that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in value of our interest rate swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. However, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

 Liquidity Risk

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available to operate our business. It is our policy to have adequate liquidity at all times. We plan to meet liquidity through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

Our principal sources of liquidity are the repurchase agreements on our MBS, the CDOs we have issued to finance our loans held in securitization trust, the principal and interest payments from mortgage assets and cash proceed from the issuance of equity securities. We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

As it relates to our investment portfolio, derivative financial instruments we use to hedge interest rate risk subject us to “margin call” risk. If the value of our pledged assets decrease, due to change in interest rates, credit characteristics, or other pricing factors, we may be required to post additional cash or asset collateral, or reduce the amount we are able to borrower versus the collateral. Under our interest rate swaps typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the rate we are paying on an interest rate swap, we may be required to post cash margin.

Prepayment Risk

When borrowers repay the principal on their mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for mortgage assets purchased at a premium to their then current balance, as with the majority of our assets. Conversely, mortgage assets purchased for less than their then current balance exhibit higher yields due to faster prepayments. Furthermore, prepayment speeds exceeding or lower than our modeled prepayment speeds impact the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments.

Our prepayment model will help determine the amount of hedging we use to off-set changes in interest rates. If actual prepayment rates are higher than modeled, the yield will be less than modeled in cases where we paid a premium for the particular mortgage asset. Conversely, when we have paid a premium, if actual prepayment rates experienced are slower than modeled, we would amortize the premium over a longer time period, resulting in a higher yield to maturity.

In an increasing prepayment environment, the timing difference between the actual cash receipt of principal paydowns and the announcement of the principal paydown may result in additional margin requirements from our repurchase agreement counterparties.

We mitigate prepayment risk by constantly evaluating our mortgage assets relative to prepayment speeds observed for assets with a similar structure, quality and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances. Historically we have not hedged 100% of our liability costs due to prepayment risk.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities due to either borrower defaults, or a counterparty failure. Our portfolio as of December 31, 2007 consisted of approximately $430.7 million of securitized first liens originated in 2005 and earlier, approximately $305.0 million of Agency MBS backed by the credit of Fannie Mae or Freddie Mac,  approximately $31.8 million of non-Agency floating rate securities rated AAA by both Standard and Poor’s and Moody’s. In addition we own approximately $8.0 million of loans held for sale in HC, net of loan loss reserve.

The approximate $430.7 million of securitized first liens were principally originated by our subsidiary HC prior to our exit from the mortgage lending business. These are predominately high-quality loans with average loan-to-value (“LTV”) ratio at origination of approximately 69%, and average borrower credit score of approximately 738, well above what is considered prime. In addition approximately 69% of these loans were originated with full income and asset verification. The remaining 31% were originated principally with stated income and full asset verification, and had an average LTV ratio at origination at origination of 65%, further reducing risk. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower defaults, on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans,  thereby avoiding default.

Our loans held in securitization are concentrated in the Northeast, principally in the New York and Boston metropolitan areas. To date these markets have proven to have less exposure to declines in housing values than those markets which have an oversupply of housing such as Florida, Nevada, and California. Although we expect these markets to continue to be more resistant to the declines in housing values in the future, we cannot assure you that these markets will not experience significant declines in home values in the future. Macro economic events and trends could greatly affect future performance of these markets and thus the performance of our loans.

The $430.7 million of loans held in securitization trusts are permanently financed with $417.0 million of collateralized debt obligations leaving the Company with a net exposure of $13.7 million of credit exposure.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2007, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held for in securitization trusts are determined by the loan pricing sheet which is based third party loan origination entities in similar products and markets.

The market risk management discussion and the amounts estimated from the analysis that follows are forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these projected results due to changes in our portfolio assets and borrowings mix and due to developments in the domestic and global financial and real estate markets. Developments in the financial markets include the likelihood of changing interest rates and the relationship of various interest rates and their impact on our portfolio yield, cost of funds and cash flows. The analytical methods that we use to assess and mitigate these market risks should not be considered projections of future events or operating performance.

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

The table below presents the sensitivity of the market value changes of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

The use of hedging instruments is a critical part of our interest rate risk management strategies, and the effects of these hedging instruments on the market value of the portfolio are reflected in the model's output. This analysis also takes into consideration the value of options embedded in our mortgage assets including constraints on the re-pricing of the interest rate of assets resulting from periodic and lifetime cap features, as well as prepayment options. Assets and liabilities that are not interest rate-sensitive such as cash, payment receivables, prepaid expenses, payables and accrued expenses are excluded.

Changes in assumptions including, but not limited to, volatility, mortgage and financing spreads, prepayment behavior, defaults, as well as the timing and level of interest rate changes will affect the results of the model. Therefore, actual results are likely to vary from modeled results.

Market Value Changes
(Amount in thousands)

Changes in Interest Rates	Changes in Market Value	Net Duration
+200	(1,789)	0.66 years
+100	(515)	0.36 years
Base	—	0.12 years
-100	(478)	(0.03) years

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

There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of ARM products, the availability of investment assets and the availability and the cost of financing for portfolio assets. Other key assumptions made in using the simulation model include prepayment speeds and management's investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical business scenarios that may include different interest rate scenarios, different investment strategies, different prepayment possibilities and other scenarios that provide us with a range of possible earnings outcomes in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our assets in determining the earnings at risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the related notes and schedules to the financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, as required by this Item 8, which are set forth beginning on page F-1 of this annual report on Form 10-K are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision of and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. Based upon that evaluation, our management, including our Co-Chief Executive Officers, and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control -Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2 of this annual report on Form 10-K.

Remediation of Material Weakness. As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007, we identified a material weakness in our internal control over financial reporting as of December 31, 2006. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified was an inadequacy in the operation of our control activities involving the completion and review of the accounting period closing process for the year ended December 31, 2006. The sale of substantially all of the operating assets of our mortgage lending platform to IndyMac Bank, F.S.B., which closed on March 31, 2007, significantly increased the workload demands of the existing accounting staff, thereby disrupting the timely completion and review of the accounting period closing process. In addition, in connection with the uncertainty of the consummation and effect of the Indymac transaction, the accounting department was affected by the departure of certain key accounting personnel during this time. The increased workload and decreased staff levels resulted in a significant number of post-closing journal entries and contributed to a request for additional time to file our Annual Report on Form 10-K.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, and in our quarterly reports on Form 10-Q for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007, during the first, second  and third quarters of 2007, our management actively assessed our accounting needs to determine appropriate staffing levels. Subsequent to March 31, 2007, management identified and engaged certain accounting consultants to perform the functions of controller for the Company. Since October 1, 2007, the Company has employed a full-time controller. In addition, with the completion in the third quarter of 2007 of substantially all of the post-closing requirements related to the IndyMac transaction, the workload demands on our accounting staff and disruptions to the accounting period closing process have been greatly reduced. Management believes that our internal controls have improved and the material weakness remediated as a result of these actions and events.

Changes in Internal Control Over Financial Reporting. While the planned remediation steps were designed and in place by the beginning of the fourth quarter of 2007, management continued to evaluate the operating effectiveness through the end of fiscal year 2007 when management concluded that the Company’s internal control over financial reporting had improved in a manner sufficient to support an assessment that the controls were effective. There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the audit committee of our board of directors is incorporated by reference from our Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information on Our Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers”) to be filed with respect to our Annual Meeting of Stockholders to be held May 20, 2008 (the “2008 Proxy Statement”).

In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officers and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

Item 11. EXECUTIVE COMPENSATION

The information presented under the headings “Compensation of Directors”, “Executive Compensation” , “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2008 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information presented under the heading “Certain Relationships and Related Party Transactions” and  “Information on Our Board of Directors and its Committees” in our 2008 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the headings “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policy” in our 2008 Proxy Statement to be filed with the SEC is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: March 31, 2008	By:	/s/ DAVID A. AKRE
Name: David A. Akre
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Akre	Co-Chief Executive Officer	March 31, 2008
David A. Akre	and Director
(Principal Executive Officer)

/s/ Steven R. Mumma	President, Co-Chief Executive Officer and	March 31, 2008
Steven R. Mumma	Chief Financial Officer
(Principal Financial Officer)

/s/ James J. Fowler	Chairman of the Board	March 31, 2008
James J. Fowler

/s/ David R. Bock	Director	March 31, 2008
David R. Bock

/s/ Alan L. Hainey	Director	March 31, 2008
Alan L. Hainey

/s/ Steven G. Norcutt	Director	March 31, 2008
Steven G. Norcutt

/s/ Steven M. Abreu	Director	March 31, 2008
Steven M. Abreu

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2007

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, New York

We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 31, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 31, 2008

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$5,508	$969
Restricted cash	7,515	3,151
Investment securities available for sale	350,484	488,962
Accounts and accrued interest receivable	3,485	5,189
Mortgage loans held in securitization trusts - net of reserves	430,715	588,160
Prepaid and other assets	2,200	20,951
Derivative assets	416	2,632
Property and equipment (net)	62	89
Assets related to discontinued operation	8,876	212,805
Total Assets	$809,261	$1,322,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$315,714	$815,313
Collateralized debt obligations	417,027	197,447
Derivative liabilities	3,517	—
Accounts payable and accrued expenses	3,752	5,871
Subordinated debentures	45,000	45,000
Liabilities related to discontinued operation	5,833	187,705
Total liabilities	790,843	1,251,336

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized 3,635,854 shares issued and outstanding at December 31, 2007 and 3,665,037 shares issued and 3,615,576 outstanding at December 31, 2006	36	37
Additional paid-in capital	99,339	99,655
Accumulated other comprehensive loss	(1,950)	(4,381)
Accumulated deficit	(79,007)	(23,739)
Total stockholders’ equity	18,418	71,572
Total Liabilities and Stockholders’ Equity	$809,261	$1,322,908

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Year Ended December 31,
	2007	2006	2005
REVENUES:
Interest income:
Investment securities and loans held in securitization trusts	$50,564	$64,881	$55,050
Loans held for investment	—	—	7,675
Total interest income	50,564	64,881	62,725
Interest expense:
Investment securities and loans held in securitization trusts	46,529	56,553	42,001
Loans held for investment	—	—	5,847
Subordinated debentures	3,558	3,544	2,004
Total interest expense	50,087	60,097	49,852
Net interest income	477	4,784	12,873
Other (expense) income:
Loan losses	(1,683)	(57)	—
(Loss) gain on securities and related hedges	(8,350)	(529)	2,207
Impairment loss on investment securities	(8,480)	—	(7,440)
Total other expense	(18,513)	(586)	(5,233)
EXPENSES:
Salaries and benefits	865	714	1,934
Marketing and promotion	145	78	124
Data processing and communications	194	230	149
Professional fees	612	598	853
Depreciation and amortization	325	276	171
Other	613	136	1,087
Total expenses	2,754	2,032	4,318
(Loss) Income from continuing operations	(20,790)	2,166	3,322
Loss from discontinued operation - net of tax	(34,478)	(17,197)	(8,662)
NET LOSS	$(55,268)	$(15,031)	$(5,340)
Basic and diluted loss per share	$(15.23)	$(4.17)	$(1.49)
Weighted average shares outstanding-basic and diluted	3,628	3,608	3,575

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

BALANCE, JANUARY 1, 2005	$36	$119,190	$—	$256	$—	$119,482
Net loss	—	—	(5,340)	—	(5,340)	(5,340)
Dividends declared	—	(13,375)	(3,368)	—	—	(16,743)
Restricted stock	1	1,311	—	—	—	1,312
Performance shares	—	549	—	—	—	549
Stock options	—	44	—	—	—	44
Decrease in net unrealized gain on available for sale securities	—	—	—	(1,130)	(1,130)	(1,130)
Increase derivative instruments	—	—	—	2,784	2,784	2,784
Comprehensive loss	—	—	—	—	$(3,686)	—
BALANCE, DECEMBER 31, 2005	37	107,719	(8,708)	1,910		100,958
Net loss	—	—	(15,031)	—	$(15,031)	(15,031)
Dividends declared	—	(8,595)	—	—	—	(8,595)
Repurchase of common stock	(1)	(299)	—	—	—	(300)
Restricted stock	1	819	—	—	—	820
Performance shares	—	8	—	—	—	8
Stock options	—	3	—	—	—	3
Decrease in net unrealized gain on available for sale securities	—	—	—	(879)	(879)	(879)
Decrease in derivative instruments	—	—	—	(5,412)	(5,412)	(5,412)
Comprehensive loss	—	—	—	—	$(21,322)	—
BALANCE, DECEMBER 31, 2006	37	99,655	(23,739)	(4,381)		71,572
Net loss	—	—	(55,268)	—	$(55,268)	(55,268)
Dividends declared	—	(909)	—	—	—	(909)
Restricted stock	(1)	593	—	—	—	592
Decrease in net unrealized loss on available for sale securities	—	—	—	3,815	3,815	3,815
Decrease in derivative instruments	—	—	—	(1,384)	(1,384)	(1,384)
Comprehensive loss	—	—	—	—	$(52,837)	—
BALANCE, DECEMBER 31, 2007	$36	$99,339	$(79,007)	$(1,950)		$18,418

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,268)	$(15,031)	$(5,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	765	2,106	1,716
Amortization of premium on investment securities and mortgage loans	1,616	2,483	6,269
Loss (gain) on sale of securities, loans and related hedges	8,350	1,276	(2,207)
Impairment loss on investment securities	8,480	—	7,440
Purchase of mortgage loans held for investment	—	(222,907)	—
Origination of mortgage loans held for sale	(300,863)	(1,841,011)	(2,316,734)
Proceeds from sales of mortgage loans	398,678	2,059,981	2,293,848
Allowance for deferred tax asset / tax (benefit)	18,352	(8,494)	(8,549)
Gain on sale of retail lending platform	(4,368)	—	—
Change in value of derivatives	785	289	(3,155)
Loan losses	2,546	6,800	—
Other	1,111	806	1,932
Changes in operating assets and liabilities:
Due from loan purchasers	88,351	33,462	(41,909)
Escrow deposits-pending loan closings	3,814	(2,380)	14,802
Accounts and accrued interest receivable	4,141	7,188	714
Prepaid and other assets	2,903	(1,586)	(3,987)
Due to loan purchasers	(7,115)	4,209	1,301
Accounts payable and accrued expenses	(5,009)	(7,957)	3,990
Other liabilities	(131)	(453)	(4,100)
Net cash provided by (used in) operating activities	167,138	18,781	(53,969)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(4,364)	2,317	(3,126)
Purchases of investment securities	(231,932)	(292,513)	(92,658)
Proceeds from sale of investment securities	246,874	356,895	169,834
Purchase of mortgage loans held in securitization trusts	—	—	(167,097)
Principal repayments received on loans held in securitization trust	154,729	191,673	120,835
Proceeds from sale of retail lending platform	12,936	—	—
Origination of mortgage loans held for investment		—	(558,554)
Principal paydown on investment securities	113,490	162,185	399,694
Payments received on loans held for investment	—	—	13,279
Purchases of property and equipment	(396)	(1,464)	(3,929)
Sale of fixed asset and real estate owned property	880	—	75
Net cash provided by (used in) investing activities	292,217	419,093	(121,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(300)	—
Decrease in financing arrangements, net	(672,570)	(403,400)	(78,911)
Collateralized debt obligation borrowings	337,431	—	228,226
Collateralized debt obligation paydowns	(117,851)	(30,779)	—
Dividends paid	(1,826)	(11,524)	(17,256)
Capital contributions from minority interest member	—	42	—
Issuance of subordinated debentures	—	—	45,000
Net cash (used in) provided by financing activities	(454,816)	(445,961)	177,059
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,539	(8,087)	1,443
CASH AND CASH EQUIVALENTS — Beginning	969	9,056	7,613
CASH AND CASH EQUIVALENTS — End	$5,508	$969	$9,056
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$41,338	$76,905	$57,871
NON CASH INVESTING ACTIVITIES
Non-cash purchase of fixed assets	$—	$—	$168
NON CASH FINANCING ACTIVITIES
Dividends declared to be paid in subsequent period	$—	$905	$3,834
Grant of restricted stock	$—	$—	$277

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands unless otherwise indicated)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of investing in residential adjustable rate mortgage-backed securities issued by a United States government-sponsored enterprise (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Annual Report on Form 10-K as “MBS” and MBS issued by a GSE as “Agency MBS”. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

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

Recent Developments - The Company received net proceeds of $77 million from capital through a private placement raises in January and February of 2008 and invested the proceeds in approximately $712 million of Agency MBS. These purchases were funded in part by approximately $665 million in repurchase agreements.  As of February 29, 2008 the Company had approximately $1.5 billion in total assets, including $712 million in Agency MBS, $320 million in Agency CMO floating rate securities, $31 million in non-Agency securities and $416 million in loans held in securitization trusts. The Company financed these assets in part with approximately $972 million in repurchase agreements and $402 million in collateralized debt obligations.

 During the month of March 2008 financial markets experienced a significant contraction in market liquidity that had a more pronounced effect on the market for Agency MBS due to security liquidation by several large leveraged investors. As a result of these liquidations as well as reduced availability of market liquidity, many market participants reduced holdings of mortgage securities while institutional demand diminished.

To meet these adverse market conditions the Company reduced the overall portfolio leverage by selling approximately $ 547 million of Agency Arm MBS. These sales resulted in a realized loss of $16 million including the termination of related hedging transactions. The sales reduced overall repurchase agreements outstanding by $496 million to $472 million as of March 31, 2008. The Company currently has $9 million in cash as well as $30 million in unencumbered securities to meet additional margin calls as well as increases in higher collateral requirements related to our repurchase agreement borrowings. We believe we have adequate liquidity to fund our operations for the forseeable future, at least for the next year.

Until March 31, 2007, the Company operated a mortgage lending business through its wholly-owned subsidiary, Hypotheca Capital, LLC (“HC”) (formerly known as The New York Mortgage Company, LLC).

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

In connection with the sale of the assets of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of the assets of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending business as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to the discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets and liabilities, not assigned to Indymac or Tribeca Lending will become part of the ongoing operations of NYMT and accordingly, have not been classified as a discontinued operation in accordance with the provisions of SFAS No. 144 (See note 9).

While the Company sold substantially all of the assets of its wholesale and retail mortgage lending platforms and exited the mortgage lending business as of March 31, 2007, it retains certain assets and liabilities associated with the former line of business. Among the assets are mortgage loans held for sale and the related principal and interest receivable balances. The liabilities include costs associated with the disposal of the mortgage loans held for sale, potential repurchase and indemnification obligations on previously sold mortgage loans and remaining lease payment obligations on real and personal property not assigned as part of these transactions.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period classifications. In addition, certain previously reported discontinued operation balances have been reclassified to continuing operations, including $1.1 million in restricted cash, $1.0 million derivative balance related to interest rate caps, $0.1 million in property and equipment (net) and $0.3 million in accounts payable and accrued expenses. These balances were reclassified after final determination of the asset sale to Indymac Bank.

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

The Board of Directors declared a one for five reverse stock split of our common stock, as of October 9, 2007, decreasing the number of common shares outstanding to approximately 3.6 million. Prior year share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

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

Restricted Cash - Restricted cash is held by counterparties as collateral for hedging instruments, amounts held as collateral for two letters of credit related to the Company’s lease of office space, including its corporate headquarters and amounts held in an escrow account to support warranties and indemnifications related to the sale of the retail mortgage lending platform to Indymac.

Investment Securities Available for Sale - The Company's investment securities are residential mortgage-backed securities comprised of  Fannie Mae, Freddie Mac and “AAA”- rated adjustable-rate securities, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). The fair value for all securities in this classification are based on unadjusted price quotes for similar securities in active markets obtained from independent dealers. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain (loss) on sale of securities and related hedges. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). Management considers at a minimum the following factors that, both individually or in combination, could indicate the decline is “other-than-temporary:” 1) the length of time and extent to which the fair value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other-than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment.

As of December 31, 2005, management concluded, based on the decision to potentially sell in the first quarter of 2006 certain of its available for sale securities, that the decline in those securities was other-than-temporary. Accordingly, the cost basis of those securities of $395.7 million was written down to fair value and an unrealized loss of $7.4 million was transferred from accumulated other comprehensive income as an impairment loss on investment securities to the accompanying consolidated statement of operations.

Accounts and Accrued Interest Receivable - Accounts and accrued receivable includes interest receivable for investment securities and mortgage loans held in securitization trusts.

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain Adjustable Rate Mortgage ("ARM") loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs and allowance for loan losses. In accordance with SFAS 140, Securitized ARM loans and ARM loans collateralizing debt are accounted for as loans and are not considered investments subject to classification under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. See Collateralized Debt Obligations below for further description.

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

Estimation involves the consideration of various credit-related factors including but not limited to, macro-economic conditions, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's credit and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the current value of the property. We utilize various internet-based property data services to review comparable properties in the same area or consult with a realtor in the property's area.

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 68% of the property's original value. This estimate is based on management's long term experience. It is possible given today's deteriorating market conditions, we may realize less than that return in certain cases. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 68% of the current property value and compare that to the current balance of the loan. The difference determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

The loan loss reserves will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of December 31, 2007 the allowance for loan losses held in securitization trusts totaled $1.6 million. The allowance for loan losses was zero at December 31, 2006. Determining the allowance for loan losses is subjective in nature due to the estimation required.

Property and Equipment, (Net) - Property and equipment have lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. (see note 4)

Financing Arrangements, Portfolio Investments— Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by portfolio securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense (see note 6).

Collateralized Debt Obligations (“CDO”) - We use CDOs to permanently finance our loans held in securitization trusts.  For financial reporting purposes, the ARM loans and restricted cash held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes interest rate caps which are held by the securitization trust and recorded as an asset or liability of the Company.

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

The fair values of the Company's interest rate swap agreements and interest rate cap agreements are based on values provided by dealers who are familiar with the terms of these instruments. Correlation and effectiveness are periodically assessed at least quarterly based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

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

Other Comprehensive Income (Loss) - Other comprehensive income (loss) is comprised primarily of income (loss) from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $18,495, $0.3 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005 respectively.

Stock Based Compensation - The Company accounts for its stock options and restricted stock grants in accordance with the SFAS No. 123 R, Share-Based Payment, (“SFAS No. 123 R”) which requires all companies to measure compensation for all share-based payments, including employee stock options, at fair value (see note 16).

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

HC is a taxable REIT subsidiary and therefore subject to corporate Federal income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. (see note 13)

Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Loan Loss Reserves on Repurchase Requests and Mortgage Under Indemnification Agreements- We establish reserves for loans we have been requested to repurchase from investors and for loans subject to indemnification agreements. Generally loans wherein the borrowers do not make each of all the first three payments to the new investor once the loan has been sold, require us, under the terms of purchase and sale agreement entered into with the investor, to repurchase the loan.

For the twelve months ended December 31, 2007, we repurchased a total of approximately $6.7 million of mortgage loans that were originated in 2005, 2006 or 2007, the majority of which were due to early payment defaults. During the three month period ended December 31, 2007, we received $1.0 million of new repurchase requests. As of December 31, 2007, we had pending repurchase requests totaling approximately $4.4 million in unpaid principal balances, against which the Company has taken a reserve of approximately $0.5 million. The reserve is based on historical settlement rates, property value securing the loan in question and specific settlement discussion with third parties. The Company intends to address the approximately $4.4 million in outstanding repurchase requests by attempting to enter into settlement agreements.

New Accounting Pronouncements - In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SFAS 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance, and we will be required to provide certain additional disclosures.

On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interest and penalties are accrued and reported as interest expenses and other expenses reported in the consolidated statement of income are booked when incurred. In addition, the 2003-2006 tax years remain open to examination by major taxing jurisdictions. The adoption of FIN 48 has had no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company did not elect the fair value option for any of its existing financial assets on the effective date.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51. SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will become effective for the Company on January 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R (revised 2007), Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) requires costs incurred to effect the acquisition and restructuring costs to be recognized separately from the acquisition. SFAS 141(R) applies to business combinations for which the acquisition date is on or after January 1, 2009.

2.	Investment Securities Available For Sale

Investment securities available for sale consist of the following as of December 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	December 31, 2007	December 31, 2006
Amortized cost	$350,484	$492,777
Gross unrealized gains	—	623
Gross unrealized losses	—	(4,438)
Fair value	$350,484	$488,962

During March 2008, news of potential security liquidations significantly increased the volatility of many financial assets, including those held in our portfolio.  Specifically, the liquidation of several large financial institutions in early March 2008 caused a significant decline in the fair market value of the CMO Floaters held in our portfolio. The CMO Floaters in our portfolio are pledged as collateral for borrowings under our repurchase agreements.  As a result of the significant decline in the fair market value of our CMO Floaters, as determined by the lenders under our repurchase agreements, the haircut required by our lenders to obtain new or additional financing on these securities experienced a significant increase. As a result, of the combination of lower fair market values on our CMO Floaters and rising haircut requirements to finance those securities, we elected to improve our liquidity position by selling approximately $82.5 million of CMO Floaters from our portfolio in March 2008.  Given the continued volatility in the mortgage securities market, we determined that we may not be able to hold the CMO Floaters or other MBS securities in our portfolio for the foreseeable future because we may sell them to satisfy margin calls from our lenders or to otherwise manage our liquidity position.  Therefore, we have determined that losses on our entire MBS securities portfolio were considered to be other than temporary impairments as of December 31, 2007 and have taken a $8.5 million impairment charge in the fourth quarter of 2007 as a result.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2007 (dollar amounts in thousands):
	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$318,689	5.55%	$—	—	$—	—	$318,689	5.55%
Private Label Floaters	28,401	5.50%	—	—	—	—	28,401	5.50%
NYMT Retained Securities	2,165	6.28%	—	—	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$—	—	$1,229	12.99%	$350,484	5.61%

The NYMT retained securities includes $1.2 million of residual interests related to the NYMT 2006-1 transaction. The residual interest carrying-values are determined by obtaining dealer quotes.

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

As of December 31, 2007 there were no unrealized losses in investment securities available for sale due to the impairment charge taken in the fourth quarter discussed above.

The following table’s presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006. (dollar amounts in thousands):

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency REMIC CMO Floating Rate	$966	$2	$1,841	$4	$2,807	$6
Private Label Floaters	22,284	80	—	—	22,284	80
Private Label ARMs	30,385	38	248,465	4,227	278,850	4,265
NYMT Retained Securities	7,499	87	—	—	7,499	87
Total	$61,134	$207	$250,306	$4,231	$311,440	$4,438

3.	Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following at December 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	December 31, 2007	December 31, 2006
Mortgage loans principal amount	$429,629	$584,358
Deferred origination costs – net	2,733	3,802
Reserve for loan losses	(1,647)	—
Total mortgage loans held in securitization trusts	$430,715	$588,160

All of the Company’s mortgage loans held in securitization trusts are pledged as collateral for the collateralized debt obligations (see note 7). The Company’s net investment in the loans held in securitization trusts, or the difference between the carrying amount of the loans and the amount of collateralized debt obligations outstanding was $15.3 million, against which the Company had a $1.6 million loan loss reserve.

The following sets forth delinquent loans, including real estate owned through foreclosure (REO) in our portfolio as of December 31, 2007 and December 31, 2006 (dollar amounts in thousands):

December 31, 2007

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	—	$—	—%
61-90	2	1,859	0.43%
90+	12	6,910	1.61%
REO	4	$4,145	0.96%

December 31, 2006
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$166	0.03%
61-90	1	193	0.03%
90+	4	5,819	0.99%
REO	1	$625	0.11%

4.	Property and Equipment — Net

Property and equipment consist of the following as of December 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	December 31, 2007	December 31, 2006
Office and computer equipment	$175	$156
Furniture and fixtures	152	147
Total equipment, furniture and fixtures	327	303
Less: accumulated depreciation	(265)	(214)
Property and equipment - net	$62	$89

5.	Derivative Instruments and Hedging Activities

The Company enters into derivatives to manage its interest rate and market risk exposure associated with its mortgage-backed securities investment activities. The Company uses interest rate swaps and caps to mitigate the effects of major interest rate changes on net investment spread.

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	December 31, 2007	December 31, 2006
Derivative Assets:
Interest rate caps	$416	$2,011
Interest rate swaps	—	621
Total derivative assets	$416	$2,632

Derivative liabilities:
Interest rate swaps	$3,517	$—
Total derivative liabilities	$3,517	$—

The Company had $4.7 million of restricted cash related to margin posted for interest rate swaps as of December 31, 2007. The Company discontinued hedge accounting treatment for the interest rate swap positions during the forth quarter of 2007 as part of strategic portfolio realignment related to the JMP capital investment in the Company. (See note 18) Accordingly, the unrealized loss was recorded as an unrealized loss in the Statement of Operations and no longer reflected as part of other comprehensive income in the Balance Sheet.

The notional amounts of the Company’s interest rate swaps and interest rate caps as of December 31, 2007 were $220.0 million, and $749.6 million, respectively.

The notional amounts of the Company’s interest rate swaps, interest rate caps as of December 31, 2006 were $285.0 million, and $1.5 billion, respectively.

6.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its residential mortgage-backed securities and certain mortgage loans held in the securitization trusts not financed by collateralized debt obligations. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the residential mortgage-backed securities and mortgage loans held in the securitization trusts which they finance. At December 31, 2007, the Company had repurchase agreements with an outstanding balance of $315.7 million and a weighted average interest rate of 5.02%. As of December 31, 2006, the Company had repurchase agreements with an outstanding balance of $815.3 million and a weighted average interest rate of 5.37%. At December 31, 2007 and December 31, 2006, securities and mortgage loans pledged as collateral for repurchase agreements had estimated fair values of $337.4 million and $850.6 million, respectively. All outstanding borrowings under other repurchase agreements mature within 30 days. The average days to maturity for all repurchase agreements is 28 days. In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, and result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2007 and December 31, 2006 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	December 31, 2007	December 31, 2006
Barclays Securities	$101,297	$—
Countrywide Securities Corporation	—	168,217
Credit Suisse First Boston LLC	97,388	—
Goldman, Sachs & Co.	66,432	121,824
HSBC	50,597	—
J.P. Morgan Securities Inc.	—	33,631
Nomura Securities International, Inc.	—	156,352
SocGen/SG Americas Securities	—	87,995
West LB	—	247,294
Total Financing Arrangements, Portfolio Investments	$315,714	$815,313

During the second half of 2007, the availability of short-term collateralized borrowing through repurchase agreements worsened considerably, primarily as a result of the fall-out from increasing defaults in the sub-prime mortgage market and losses incurred in a number of larger companies in the mortgage industry. The Company sold approximately $21.5 million in non-Agency securities as a result of an inability to obtain financing, resulting in a net loss of $1.0 million. At December 31, 2007, we had outstanding balances under repurchase agreements with four different counterparties and, as of the date of this report, we have been successful at resetting all outstanding balances under our various repurchase agreements. (See Subsequent Events - Note 18 for a discussion of the capital infusion as well as an increase in the number of financial institutions providing liquidity to the Company.) In the event a counterparty elected to not reset the outstanding balance into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance. If we are unable to secure financing from another counterparty and as a result surrender the collateral, we would expect to incur a loss. Although we presently expect the short-term collateralized borrowing markets to continue providing us with necessary financing through repurchase agreements, we cannot be assured that this form of financing will be available to us in the future on comparable terms, if at all.

7.	Collateralized Debt Obligations

The Company’s CDOs are secured by ARM loans pledged as collateral. The ARM loans are recorded as an asset of the Company and the CDOs are recorded as the Company’s debt. The CDO transaction includes an amortizing interest rate cap contract with a notional amount of $286.9 million as of December 31, 2007 and a notional amount of $187.5 million as of December 31, 2006, which is recorded as an asset of the Company. The interest rate caps are carried at fair value and totaled $0.1 million as of December 31, 2007 and $0.8 million as of December 31, 2006.The interest rate cap limits interest rate exposure on these transactions. As of December 31, 2007 and December 31, 2006, the Company had CDOs outstanding of $417.0 million and $197.4 million, respectively. As of December 31, 2007 and December 31, 2006 the current weighted average interest rate on these CDOs was 5.25% and 5.72%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $429.6 million and $204.6 million at December 31, 2007 and December 31, 2006, respectively. The Company retained the owner trust certificates, or residual interest for the three securitizations and as of December 31, 2007 had net investment after loan loss reserves of $13.7 million.

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

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (8.58% at December 31, 2007 and 9.12% at December 31, 2006). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. HC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

As of March 31, 2008, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

9.	Discontinued Operation

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending business as a discontinued operation in accordance with the provisions of SFAS No. 144. As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac will become part of the ongoing operations of NYMT and accordingly, we have not included these items as part of the discontinued operation in accordance with the provisions of SFAS No. 144.

The components of Assets related to the discontinued operation as of December 31, 2007 and 2006 are as follows (dollar amounts in thousands):
	December 31,
	2007	2006
Due from loan purchasers	$—	$88,351
Escrow deposits-pending loan closings	—	3,814
Accounts and accrued interest receivable	51	2,488
Mortgage loans held for sale	8,077	106,900
Prepaid and other assets	737	4,654
Derivative assets	—	171
Property and equipment, net	11	6,427
Total assets	$8,876	$212,805

The components of Liabilities related to the discontinued operation as of December 31, 2007 and 2006 are as follows (dollar amounts in thousands):
	December 31,
	2007	2006
Financing arrangements, loans held for sale	$—	$172,972
Due to loan purchasers	894	8,334
Accounts payable and accrued expenses	4,939	6,066
Derivative liabilities	—	216
Other liabilities	—	117
Total liabilities	$5,833	$187,705

Mortgage Loans Held for Sale - Mortgage loans held for sale consists of the following as of December 31, 2007 and December 31, 2006 (dollar amounts in thousands):

	December 31,
	2007	2006
Mortgage loans principal amount	$9,636	$110,804
Deferred origination costs – net	(43)	138
Reserve for loan losses	(1,516)	(4,042)
Total mortgage loans held for sale (net)	$8,077	$106,900

Loan losses -The following table presents the activity in the Company's reserve for loan losses on mortgage loans held for sale for the years ended December 31, 2007 and 2006 (dollar amounts in thousands).

	December 31,
	2007	2006
Balance at beginning of year	$4,042	$-
Provisions for loan losses	974	5,040
Charge-offs	(3,500)	(998)
Balance of the end of year	$1,516	$4,042

Financing Arrangements, Mortgage Loans Held for Sale - Financing arrangements secured by mortgage loans held for sale consisted of the following as of December 31, 2006 (dollar amounts in thousands):

December 31, 2006

$120 million master repurchase agreement as of March 31, 2007 with CSFB expiring on June 29, 2007 and $200 million as of December 31, 2006, bearing interest at daily LIBOR plus spreads from 0.75% to 2.000% depending on collateral (6.36% at December 31, 2006). Principal repayments are required 90 days from the funding date. Management did not seek renewal of this facility.	$106,801

$300 million master repurchase agreement with Deutsche Bank Structured Products, Inc. expiring on March 26, 2007 bearing interest at 1 month LIBOR plus spreads from 0.625% to 1.25% depending on collateral (6.0% at December 31, 2006). Principal payments are due 120 days from the repurchase date. Management did not seek renewal of this facility.	66,171
Total Financing Arrangements	$172,972

 As of December 31, 2007, the Company had no outstanding financing arrangements secured by mortgage loans held for sale.

The combined results of operations related to the discontinued operation are as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Revenues:
Net interest income	$1,070	$3,524	$4,499
Gain on sale of mortgage loans	2,561	17,987	26,783
Loan losses	(8,874)	(8,228)	—
Brokered loan fees	2,318	10,937	9,991
Gain on retail lending segment	4,368	—	—
Other (expense) income	(67)	(294)	231
Total net revenues	1,376	23,926	41,504
Expenses:
Salaries, commissions and benefits	7,209	21,711	29,045
Brokered loan expenses	1,731	8,277	7,543
Occupancy and equipment	1,819	5,077	6,076
General and administrative	6,743	14,552	16,051
Total expenses	17,502	49,617	58,715
Loss before income tax benefit	(16,126)	(25,691)	(17,211)
Income tax (provision) benefit	(18,352)	8,494	8,549
Loss from discontinued operations – net of tax	$(34,478)	$(17,197)	$(8,662)

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

Loans Sold to Investors - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business however, the Company is obligated to repurchase loans based on violations of representation and warranties, or early payment defaults.  For the year ended December 31, 2007 the Company repurchased a total of $6.7 million of loans from investors, versus a total of $28.9 million for the year ended December 31, 2006.

As of December 31, 2007 we had a total of $4.4 million of unresolved repurchase requests, against which the Company has a reserve of approximately $0.5 million. A total of $20.8 million of repurchase requests in 2007 were settled by entering into agreements with the parties requesting the repurchases.  These settlement agreements were settled by a cash payment in lieu of repurchasing the loans.  In the majority of these agreements all future claims from these parties have been included in the settlement.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business other than as described below, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

On December 13, 2006, Steven B. Yang and Christopher Daubiere (“Plaintiffs”), filed suit in the United States District Court for the Southern District of New York against HC and us, alleging that we failed to pay them, and similarly situated employees, overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York State law.  The Plaintiffs, each of whom were former employees in our discontinued mortgage lending business, purported to bring a FLSA “collective action” on behalf of similarly situated loan officers in our now discontinued mortgage lending business and sought unspecified amounts for alleged unpaid overtime wages, liquidated damages, attorney’s fee and costs.

On December 30, 2007 we entered into an agreement in principle with the Plaintiffs to settle this suit. The proposed settlement terms resulted in a charge of approximately $1.0 million in the fourth quarter of 2007.  The terms of the settlement remain subject to court approval. We anticipate closing of the settlement during the first half of 2008.

Leases - The Company leases its corporate offices and certain office space related to our discontinued mortgage lending operation not assumed by IndyMac and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental expense for property and equipment amounted to $1.5 million, $4.8 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On November 13, 2006, the Company entered into an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”). Under the Agreements, the Company assigned and Lehman has assumed the sublease for the Company's corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman has funded an escrow account for the benefit of HC such that if the Company vacates the leased space before February 1, 2008, the Company will receive $3.2 million. The escrow amount shall be reduced by $0.2 million for each month the Company remains in the leased space beginning February 1, 2008. The entire remaining amount held in the escrow account will be released to the Company when it vacates the leased space. Pursuant to the provisions of the sale transaction with IndyMac, beginning August 1, 2007, so long as IndyMac continues to occupy and use the leased space at the Company’s corporate headquarters, IndyMac will pay rent equal to Company’s cost, including any penalties and foregone bonuses resulting from the delayed vacation of the leased premises. Until February 1, 2008, the Company’s lease cost, including penalties and foregone bonuses, is $0.2 million per month, after amount increases by $0.2 million to include the penalty. The Company intends to relocate its corporate headquarters to a smaller facility at a location that is yet to be determined.

As of December 31, 2007 obligations under non-cancelable operating leases that have an initial term of more than one year are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2008	$2,522
2009	2,425
2010	2,380
2011	1
2012	—
Thereafter	—
$7,328

Letters of Credit - HC maintains a letter of credit in the amount of $100,000 in lieu of a cash security deposit for an office lease dated June 1998 for the Company’s former headquarters located at 304 Park Avenue South in New York City. The sole beneficiary of this letter of credit is the owner of the building, 304 Park Avenue South LLC. This letter of credit is secured by cash deposited in a bank account maintained at JPMorgan Chase bank.

11.	Concentrations of Credit Risk

At December 31, 2007 and December 31, 2006, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as follows:

	December 31,
	2007	2006
New York	31.2%	29.1%
Massachusetts	17.4%	17.5%
Florida	8.3%	11.4%
California	7.2%	7.5%
New Jersey	5.7%	5.1%

12.	Fair Value of Financial Instruments

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

The fair value of certain assets and liabilities approximate cost due to their short-term nature, terms of repayment or interest rates associated with the asset or liability. Such assets or liabilities include cash and cash equivalents, restricted cash, and financing arrangements.

The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

a. Investment Securities Available for Sale - Fair value is generally estimated based on market prices provided by five to seven dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers.

b. Mortgage Loans Held in the Securitization Trusts - Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the quoted market prices for securities backed by similar types of loans.

c. Subordinated Debentures - The fair value of these subordinated debentures approximates cost and is based on management’s assessment of the Company’s current ability to meet its financial obligations.

d. Interest Rate Swaps and Caps - The fair value of interest rate swaps and caps is based on using market accepted financial models as well as dealer quotes.

The following tables set forth information about financial instruments, except for those noted above for which the carrying amount approximates fair value (dollar amounts in thousands):

	December 31, 2007
	Notional Amount	Carrying Amount	Estimated Fair Value

Investment securities available for sale	$359,365	$350,484	$350,484
Mortgage loans held in securitization trusts	429,629	430,715	421,275
Subordinated debentures	45,000	45,000	45,000
Interest rate swaps	220,000	(3,517)	(3,517)
Interest rate caps	$749,598	$416	$416

	December 31, 2006
	Notional Amount	Carrying Amount	Estimated Fair Value

Investment securities available for sale	$491,293	$488,962	$488,962
Mortgage loans held in securitization trusts	584,358	588,160	582,504
Subordinated debentures	45,000	45,000	45,000
Interest rate swaps	285,000	621	621
Interest rate caps	$1,540,518	$2,011	$2,011

13.	Income taxes

A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the years ended December 31, 2007, 2006 and  2005, are as follows (dollar amounts in thousands).

	December 31,
	2007		2006		2005
Benefit at statutory rate	$(9,830)	(35.0)%	$(8.234)	(35.0)%	$(4,861)	(35.0)%
Non-taxable REIT income (loss)	3,008	10.7%	(1,891)	(8.0)%	(2,037)	(14.7)%
Transfer pricing of loans sold to nontaxable parent	-	-	11	0.0%	554	4.0%
State and local tax benefit	(1,797)	6.4%	(2,663)	(11.3)%	(1,731)	(12.5)%
Valuation allowance	26,962	96.0%	4,269	18.1%	-	-
Miscellaneous	9	0.0%	14	0.1%	(474)	(3.5)%
Total provision (benefit)	$18,352	65.3%	$(8,494)	(36.1)%	$(8,549)	(61.7)%

The income tax provision for the year ended December 31, 2007 (included in discontinued operations - see Note 9) is comprised of the following components (dollar amounts in thousands):

Deferred
Regular tax provision
Federal	$14,522
State	3,830
Total tax provision	$18,352

The income tax  benefit for the year ended December 31, 2006 (included in discontinued operations - see Note 9) is comprised of the following components (dollar amounts in thousands).

Deferred
Regular tax benefit
Federal	$(6,721)
State	(1,773)
Total tax benefit	$(8,494)

The income tax  benefit for the year ended December 31, 2005 (included in discontinued operations - see Note 9) is comprised of the following components (dollar amounts in thousands).

Deferred
Regular tax benefit
Federal	$(6,818)
State	(1,731)
Total tax benefit	$(8,549)

The deferred tax asset at December 31, 2007 includes a deferred tax asset of $0.1 million and a deferred tax liability of $0.1 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at December 31, 2007 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$27,434
Restricted stock, performance shares and stock option expense	489
Mark to market adjustment	86
Sec. 267 disallowance	268
Charitable contribution carryforward	1
GAAP reserves	994
Rent expense	252
Loss on sublease	50
Gross deferred tax asset	29,574
Valuation allowance	(29,509)
Net deferred tax asset	$65

Deferred tax liabilities:
Depreciation	$65
Total deferred tax liability	$65

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

The $62.0 million operating loss carry-forward expires at various intervals between 2024 and 2027. The charitable contribution carry-forward will expire in 2011.

During the quarter ended September 30, 2007 management determined that the Company would likely not be able to utilize the deferred tax asset and accordingly recorded a 100% valuation allowance. The allowance was expensed in continuing operations because the potential deferred tax benefit remains with the Company. The Company continued to reserve 100% of deferred tax benefit in the quarter ended December 31, 2007 as the facts continue to support the Company's inability to utilize the deferred tax asset.

14.	Segment Reporting

Until March 31, 2007, the Company operated two strategies, managing a mortgage portfolio, and operating a mortgage lending business. Upon the sale of substantially all of the mortgage lending operating assets to Indymac as of March 31, 2007, the Company exited the mortgage lending business and accordingly no longer reports segment information.

15.	Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 3,635,854 shares issued and 3,615,576 (as adjusted to reflect the reverse stock split described below) outstanding as of December 31, 2007 and 2006, respectively. Of the common stock authorized, 206,222 shares (plus forfeited shares previously granted) were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of December 31, 2007, 271,887 shares remain reserved for issuance.

The Board of Directors declared a one for five reverse stock split of the Company's common stock, as of October 9, 2007, decreasing the number of common shares outstanding to approximately 3.6 million. All per share and share amounts provided in the annual report have been restated to give effect to the reverse stock split.

The Company calculates basic net income per share by dividing net income (loss) for the period by weighted-average shares of common stock outstanding for that period. Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Since the Company is in a loss position for the fiscal years ended December 31, 2007, 2006 and 2005, the calculation of basic and diluted earnings per share is the same since the effect of common stock equivalents would be anti-dilutive.

The following table presents the computation of basic and diluted net earnings per share for the periods indicated (dollar amounts in thousands, except net earnings per share):
	For the Year Ended December 31,
	2007	2006	2005
Numerator:
Net Loss	$(55,268)	$(15,031)	$(5,340)
Denominator:
Weighted average number of common shares outstanding — basic and diluted	3,628	3,608	3,575
Net loss per share — basic and diluted	$(15.23)	$(4.17)	$(1.49)

During 2007, taxable dividends for our common stock were $0.50 per share.  For tax reporting purposes, the 2007 taxable dividend will be classified as a return of capital.

During 2006, taxable dividends for our common stock were $3.15 per share.  For tax reporting purposes, the 2006 taxable dividend will be classified as follows: $0.1201 as ordinary income and $3.0299 as a return of capital.

Upon the closing of the Company’s IPO, of the 550,000 shares exchanged for the equity interests of HC, 20,000 shares were held in escrow through December 31, 2004 and were available to satisfy any indemnification claims the Company may have had against the contributors of HC for losses incurred as a result of defaults on any residential mortgage loans originated by HC and closed prior to the completion of the IPO. As of December 31, 2004, the amount of escrowed shares was reduced by 9,536 shares, representing $492,536 for estimated losses on loans closed prior to the Company’s IPO. Furthermore, the contributors of HC entered into a new escrow agreement, which extended the escrow period to December 31, 2006 for the remaining 10,464 shares. In September 2006, the Company concluded all indemnification claims related to the escrowed shares were finally determined and no additional losses would be incurred. Accordingly the remaining 10,464 escrowed shares were released from escrow on October 27, 2006.

The Company has granted 118,300 stock options under its stock incentive plans in the past. As of December 31, 2007 there were no options outstanding.

16.	Stock Incentive Plans

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”), during 2004. The 2004 Plan provided for the issuance of options to purchase shares of common stock, stock awards, stock appreciation rights and other equity-based awards, including performance shares, and all employees and non-employee directors were eligible to receive these awards under the 2004 Plan. During 2004 and 2005, the Company granted stock options, restricted stock and performance shares to certain of its employees and non-employee directors under the 2004 Plan, including performance shares awarded to certain employees in connection with the Company’s November 2004 acquisition of Guaranty Residential Lending, Inc. (“GRL”). The maximum number of options that could be issued under the 2004 Plan was 141,200 shares and the maximum number of restricted stock awards that could be granted was 158,850.

2005 Stock Incentive Plan

At the Annual Meeting of Stockholders held on May 31, 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 206,222 shares of the Company’s common stock may be issued thereunder. The 2005 Plan provides that the number of shares available for issuance under the 2005 Plan may be increased by the number of shares covered by 2004 Plan awards that were forfeited or terminated after March 10, 2005. On October 12, 2006, the Company filed a registration statement on Form S-8 registering the issuance or resale of 206,222 shares under the 2005 Plan. As of December 31, 2007, 3,308 shares awarded under the 2004 Plan had been forfeited or terminated.

Options

Each of the 2005 and 2004 Plans provide for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of December 31, 2007 there were no options outstanding.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123(R). The compensation cost charged against income exclusive of option forfeitures during the twelve months ended December 31, 2007 and 2006 was approximately $0 and $32,000, respectively. As of December 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. No cash was received for the exercise of stock options during the twelve month periods ended December 31, 2007, 2006 and 2005.

A summary of the status of the Company’s options as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2007	93,800	$47.60
Granted	—	—
Canceled	(93,800)	47.60
Exercised	—	—
Outstanding at end of year, December 31, 2007	—	$—
Options exercisable at year-end	—	$—

A summary of the status of the Company’s options as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2006	108,300	$47.80
Granted	—	—
Canceled	(15,000)	49.15
Exercised	—	—
Outstanding at end of year, December 31, 2006	93,300	$47.60
Options exercisable at year-end	93,300	$47.60

The following table summarizes information about stock options at December 31, 2006:

			Options Outstanding Weighted Average Remaining Contractual		Options Exercisable		Fair Value of
Range of Exercise Prices	Date of Grants	Number Outstanding	Life (Years)	Exercise Price	Number Exercisable	Exercise Price	Options Granted
$45.00	6/24/04	35,300	7.5	$45.00	35,300	$45.00	$0.39
$49.15	12/2/04	58,000	7.9	49.15	58,000	49.15	0.29
Total		93,300	7.8	$47.60	93,300	$47.60	$0.33

The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:

Risk free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

Restricted Stock

The Company has awarded 136,867 shares of restricted stock under the 2005 Plan, of which 100,380 shares have fully vested and 36,467 were cancelled or forfeited. As of December 31, 2007 there were no outstanding restricted stock awards under the 2005 Plan. During the years ended December 31, 2007 and December 31, 2006, the Company recognized non-cash compensation expense of $0.6 million and $1.0 million relating to the vested portion of restricted stock grants, respectively. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2007	42,701	$31.80
Granted	-	-
Forfeited	(31,178)	27.89
Vested	(11,523)	43.15
Non-vested shares as of December 31, 2007	-	$-
Weighted-average fair value of restricted stock granted during the period	$-	$-

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	44,212	$44.25
Granted	25,831	21.80
Forfeited	(4,341)	46.00
Vested	(23,001)	41.85
Non-vested shares as of December 31, 2006	42,701	$31.80
Weighted-average fair value of restricted stock granted during the period	$562,549	$21.80

Performance Based Stock Awards

In November 2004, the Company acquired 15 full-service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. (“GRL”). Pursuant to that transaction, the Company committed to award 47,762 shares of the Company’s stock to certain employees of those branches. Of these committed shares, 41,251 were performance based stock awards granted upon attainment of predetermined production levels and 6,511 were restricted stock awards. As of December 31, 2007, the awards range in vesting periods from 3 to 6 months with a share price set at the December 2, 2004 grant date market value of $49.15 per share. During the year ended December 31, 2007, the Company recognized non-cash compensation expense reversal , inclusive of forfeitures of $0.1 million relating to performance based stock awards. There were no outstanding performance based stock awards as of December 31, 2007.

A summary of the status of the Company’s non-vested performance based stock awards as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2007	5,110	$49.15
Granted	-	-
Forfeited	(5,110)	49.15
Vested	-	-
Non-vested shares as of December 31, 2007	-	$-

A summary of the status of the Company’s non-vested performance based stock awards as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2006	12,215	$49.15
Granted	-	-
Forfeited	(5,254)	49.15
Vested	(1,851)	49.15
Non-vested shares as of December 31, 2006	5,110	$49.15

17.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Revenues:
Interest income	$13,713	$12,898	$12,376	$11,577
Interest expense	13,966	12,786	12,107	11,228
Net interest income	(253)	112	269	349
Other income (expense):
Loan losses	—	(940)	(99)	(644)
Loss on sale of securities and related hedges	—	(3,821)	(1,013)	(11,996)
Total other expense	—	(4,761)	(1,112)	(12,640)
Expenses:
Salaries and benefits	345	151	178	191
General and administrative expenses	302	378	668	541
Total expenses	647	529	846	732
Loss from continuing operations	(900)	(5,178)	(1,689)	(13,023)
Loss from discontinued operation - net of tax	(3,841)	(9,018)	(19,027)	(2,592)
Net loss	$(4,741)	$(14,196)	$(20,716)	$(15,615)
Per share basic and diluted loss	$(1.31)	$(3.92)	$(5.70)	$(4.30)

	Three Months Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
Revenues:
Interest income	$17,584	$15,468	$16,998	$14,831
Interest expense	14,964	13,253	16,759	15,121
Net interest income	2,620	2,215	239	(290)
Other income (expense):
Loan losses	—	—	—	(57)
(Loss) gain on sale of securities and related hedges	(969)	—	440	—
Total other income (expense)	(969)	—	440	(57)
Expenses:
Salaries, commissions and related expenses	250	202	166	96
Brokered loan expenses	—	—	—	—
General and administrative expenses	379	629	245	309
Total expenses	629	831	411	405
Income (loss) from continuing operations	1,022	1,384	268	(752)
Loss from discontinued operations - net of tax	(2,818)	(1,206)	(4,136)	(8,793)
Net income (loss)	$(1,796)	$178	$(3,868)	$(9,545)
Per share basic income (loss)	$(0.50)	$0.05	$(1.07)	$(2.64)

18. Subsequent events

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including recent defaults, credit losses and liquidity concerns. During March 2008, news of potential and actual security liquidations has increased the price volatility and liquidity of many financial assets, including Agency MBS and other high-quality mortgage securities and loans. As a result, market values for, and available liquidity to finance, certain mortgage securities, including some of our Agency MBS and AAA-rated non-Agency MBS, have been negatively impacted. As a response to these changed conditions, which have impacted a relatively broad range of leveraged public and private companies with investment and financing strategies similar to ours, the Company undertook a number of strategic actions to reduce leverage and raise liquidity in the portfolio of Agency MBS. Since March 7, 2008, the Company sold, in aggregate, approximately $598.9 million of Agency MBS that comprised $516.4 million of Agency hybrid ARM MBS and $82.5 million of Agency CMO floating rate MBS. These sales resulted in a loss of $15.4 million. Additionally, as a result of these sales of MBS, we terminated associated interest rate swaps that were used to hedge our liability costs with a notional balance of $297.7 million at a cost of $2.0 million. As of March 31, 2008, our MBS portfolio totaled approximately $507.0 million and was comprised of $259.6 million of Agency hybrid ARM MBS, $216.3 million of Agency CMO floating rate MBS (“CMO Floaters”) and $31.1 million of AAA-rated non-Agency MBS. As of March 31, 2008, in aggregate, our Agency MBS portfolio was financed with approximately $431.7 million of reverse repurchase agreement borrowings (referred to as “repo” borrowings) with an average advance rate of 91% that implies an average haircut of 9% for the entire portfolio. Within our total portfolio, our Agency hybrid ARM MBS is financed with $230.2 million of repo funding equating to an advance rate of 93% that implies a haircut of 7% and our Agency CMO Floaters are financed with $180.7 million of repurchase agreement financing equating to an advance rate of 88% that implies a haircut of 12%. The Company also owns approximately $401.4 million of adjustable rate mortgages that were deemed to be of “prime” or high quality at the time of origination. These loans are permanently financed with approximately $388.3 million of collateralized debt obligations and are held in securitization trusts.

We generally finance our portfolio of Agency MBS and non-Agency MBS through repurchase agreements. As a result of recent market disruptions that included company or hedge fund failures and securities portfolio foreclosures by repurchase agreement lenders, among other events, repurchase agreement lenders have tightened their lending standards and have done so in a manner that now distinguishes between “type” of Agency MBS. For example, during the month of March 2008, lenders generally increased haircuts on Agency Hybrid ARMs from 3% to 7% and also increased haircuts on Agency CMO Floaters from 5% to a range of 10% to 30%, largely dependent upon cash flow structure. Given the volatility in haircuts on Agency CMO Floaters, in March 2008 we sold approximately $82.5 million of Agency CMO Floaters at a loss of $4.7 million rather than meet the significant increase in required haircuts on these securities. Althoughwe sold the Agency CMO Floaters that were subject to the greatest increase in haircuts, we cannot assure you that the haircuts on the remaining Agency CMO Floaters in our MBS portfolio will not increase from their current haircut average of 12%.A material increase in haircuts on these securities (or on our Agency hybrid ARM MBS) would likely result in further securities sales that would likely negatively affect our profitability, liquidity and the results of operations.

On February 21, 2008, the Company completed the issuance and sale of 15.0 million shares of its common stock in a private placement at a price of $4.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of approximately $57.0 million after payment of private placement fees, but before expenses.  In connection with this private offering of our common stock, we entered into a registration rights agreement, which we refer to as the Common Stock Registration Rights Agreement, pursuant to which we are required to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 15.0 million shares sold in this private offering.

On January 18, 2008, the Company issued 1.0 million shares of its Series A Cumulative Redeemable Convertible Preferred Stock, which we refer to as our Series A Preferred Shares, to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Shares entitle the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.10 per share. The Series A Preferred Shares mature on December 31, 2010, and are convertible into shares of the Company's common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each Series A Preferred Share.  At their option, the holders may purchase up to an additional $20.0 million of Series A Preferred Shares, on identical terms, through April 4, 2008.  As set forth above in Item 1, pursuant to a registration rights agreement between the Company and the investors in this private offering, in the event the Company fails to file a resale registration statement with the SEC on or before June 30, 2008, holders of our Series A Preferred Shares may be entitled to receive an additional cash dividend at the rate of $0.10 per quarter per share for each calendar quarter after June 30, 2008 until we file such resale registration statement.

Concurrent with the issuance of the Series A Preferred Shares, the Company and two of its wholly-owned subsidiaries entered into an advisory agreement with JMP Asset Management LLC ("JMPAM"), pursuant to which JMPAM advises HC and New York Mortgage Funding, LLC regarding the acquisition and management of certain mortgage-related investment assets, as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company's behalf by JMPAM (collectively, the "Managed Subsidiaries"). Pursuant to the advisory agreement, JMPAM will receive a base advisory fee in an amount equal to the equity of the Managed Subsidiaries (as defined) multiplied by 1.50%.  JMPAM is also eligible to earn incentive compensation for performance in excess of certain benchmarks.  Because the Company presently intends to focus its investment efforts on the acquisition of Agency MBS, the Company's board of directors has not authorized, and will not authorize, JMPAM to commence the acquisition of alternative mortgage related investment assets until the risk adjusted returns and financing environment for such assets warrant the investment of capital in such manner.  As of March 1, 2008, JMPAM was not managing any assets in the Managed Subsidiaries, but was earning a base advisory fee on the net proceeds to the Company from these private offerings.

EXHIBIT INDEX

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.28 - 10.34, 10.38, 10.41, 10.46, 10.60, 10.61, 10.66 - 10.68, 10.80 and 10.81.

Exhibit	Description
3.1
Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

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

4.3(a)
Articles Supplementary Establishing and Fixing the Rights and Preferences of Series A Cumulative Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

4.3(b)	Form of Series A Cumulative Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

Exhibit	Description
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

Exhibit	Description
10.16	[Itentionally omitted.]

Exhibit	Description
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

10.59
Amendment Number One to the Master Repurchase Agreement dated as of December 13, 2005, by and among DB Structured Products, Inc., Aspen Funding Corp., Newport Funding Corp., the Company and HC Loan Corporation, dated as of December 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2006).

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

10.62	Asset Purchase Agreement, by and among IndyMac Bank, F.S.B., The New York Mortgage Company, LLC and the New York Mortgage Trust, Inc., dated as of February 6, 2007.*

10.63	Assignment and Assumption of Sublease, by and between Lehman Brothers Holdings Inc. and The New York Mortgage Company, LLC, dated as of November 14, 2006.*

10.64	First Amendment to Assignment and Assumption of Sublease, dated as of January 5, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc.*

10.65	Second Amendment to Assignment and Assumption of Sublease, dated as of February 8, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc.*

10.66
Employment Offer Agreement by and between the Company and A. Bradley Howe, dated as of September 12, 2005 (Incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.67
First Amendment to Employment Offer Agreement by and between New York Mortgage Trust, Inc. and A. Bradley Howe, dated as of June 23, 2006 (Incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.68
Amendment No. 2 to Employment Agreement between New York Mortgage Trust, Inc. and Steven R. Mumma dated as of March 31, 2007 (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.69
Termination Agreement, dated as of March 22, 2007, among NYMC Loan Corporation, New York Mortgage Trust, Inc., DB Structured Products, Inc., Aspen Funding Corp. and Newport Funding Corp. (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.70
Amendment No. 13 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of December 12, 2006 (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.71
Amendment No. 14 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of January 24, 2007 (Incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.72
Amendment No. 15 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of March 23, 2007 (Incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.73
Amendment No. 16 to Amended and Restated Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital LLC, The New York Mortgage Company, LLC, New York Mortgage Funding, LLC and New York Mortgage Trust, Inc. dated as of May 11, 2007 (Incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.74
Third Amendment to Assignment and Assumption of Sublease, dated as of March 31, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc. (Incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.75
Fourth Amendment to Assignment and Assumption of Sublease, dated as of August 30, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.76
Stock Purchase Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule I thereto, dated as of November 30, 2007 (Incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.77
Amendment No. 5 to Stock Purchase Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule I to the Stock Purchase Agreement, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.78
Registration Rights Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule I to the Stock Purchase Agreement, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.79
Advisory Agreement, by and among New York Mortgage Trust, Inc., Hypotheca Capital, LLC, New York Mortgage Funding, LLC and JMP Asset Management LLC, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.80
Employment Agreement, by and between New York Mortgage Trust, Inc. and David A. Akre, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.81
Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.82
Form of Purchase Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule A thereto, dated as of February 14, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.83
Form of Registration Rights Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule A thereto, dated as of February 14, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

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