Form 10-Q
period 2008-03-31
NEW YORK MORTGAGE TRUST INC
filed 2008-05-15
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filers” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

The number of shares of the registrant's common stock, par value $.01 per share, outstanding on May 7, 2008 was 18,640,209

NEW YORK MORTGAGE TRUST, INC.
FORM 10-Q

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share data)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$8,012	$5,508
Restricted cash	1,369	7,515
Investment securities - available for sale	512,550	350,484
Accounts and accrued interest receivable	2,778	3,485
Mortgage loans held in securitization trusts	398,323	430,715
Derivative assets	104	416
Property and equipment (net)	55	62
Prepaid and other assets	1,828	2,200
Assets related to discontinued operation	6,755	8,876
Total Assets	$931,774	$809,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$431,648	$315,714
Collateralized debt obligations	386,535	417,027
Derivative liabilities	1,169	3,517
Accounts payable and accrued expenses	1,809	3,752
Subordinated debentures	45,000	45,000
Convertible preferred debentures	19,590	-
Liabilities related to discontinued operation	4,912	5,833
Total liabilities	890,663	790,843
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 18,640,209 shares issued and outstanding at March 31, 2008 and 3,635,854 shares issued and outstanding at December 31, 2007	186	36
Additional paid-in capital	155,817	99,339
Accumulated other comprehensive loss	(14,627)	(1,950)
Accumulated deficit	(100,265)	(79,007)
Total stockholders' equity	41,111	18,418
Total Liabilities and Stockholders' Equity	$931,774	$809,261

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2008	2007
REVENUES:
Interest income on investment securities and loans held in securitization trusts	$13,253	$13,713
Interest expense on investment securities and loans held in securitization trusts	10,514	13,084
Net interest income on investment securities and loans held in securitization trusts	2,739	629
Interest expense - subordinated debentures	959	882
Interest expense - convertible preferred debentures	506	—
Net interest income (loss)	1,274	(253)
OTHER EXPENSE:
Loan losses	(1,433)	—
Loss on securities and related hedges	(19,848)	—
Total other expense	(21,281)	—
EXPENSES:
Salaries and benefits	313	345
Marketing and promotion	39	23
Data processing and communications	63	37
Professional fees	352	100
Depreciation and amortization	75	68
Other	589	74
Total expenses	1,431	647
Loss from continuing operations	(21,438)	(900)
Income (loss) from discontinued operation - net of tax	180	(3,841)
NET LOSS	$(21,258)	$(4,741)
Basic and diluted loss per share	$(2.10)	$(1.31)
Weighted average shares outstanding-basic and diluted	10,140	3,616

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	For the Three Months Ended March 31, 2008
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(dollar amounts in thousands)
	(unaudited)
Balance, January 1, 2008 - Stockholders' Equity	$36	$99,339	$(1,950)	$(79,007)	$18,418
Comprehensive Income:
Net loss				(21,258)	(21,258)
Other comprehensive loss:
Increase in net unrealized loss on available for sale securities			(11,454)		(11,454)
Increase in net unrealized loss on derivative instruments			(1,223)		(1,223)
Common Stock Issuance	150	56,478			56,628
Balance, March 31, 2008 - Stockholders' Equity	$186	$155,817	$(14,627)	$(100,265)	$41,111

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollar amounts in thousands)
Cash Flows from Operating Activities:
Net loss	$(21,258)	$(4,741)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	332	490
Amortization of premium on investment securities and mortgage loans held in securitization trusts	224	564
Origination of mortgage loans held for sale	—	(300,863)
Proceeds from sales or repayments of mortgage loans	1,782	345,205
Restricted stock compensation expense	—	287
Loss of securities and related hedges	19,848	—
Gain on sale of retail lending segment	—	(5,585)
Loan losses	1,195	2,971
Change in value of derivatives	—	119
Changes in operating assets and liabilities:
Due from loan purchasers	—	26,948
Escrow deposits - pending loan closings	—	3,303
Accounts and accrued interest receivable	724	199
Prepaid and other assets	540	2,044
Due to loan purchasers	500	(4,656)
Accounts payable and accrued expenses	(3,039)	(74)
Other liabilities	—	(103)
Net cash provided by operating activities:	848	65,989

Cash Flows from Investing Activities:
Restricted cash	6,146	172
Purchases of investment securities	(801,746)	—
Proceeds from sale of investment securities	587,704	—
Principal repayments received on mortgage loans held in securitization trusts	30,754	43,809
Principal paydown on investment securities - available for sale	25,602	41,945
Purchases of property and equipment	—	(369)
Disposal of fixed assets	—	485
Net cash (used in) provided by investing activities	(151,540)	86,042

Cash Flows from Financing Activities:
Proceeds from common stock issued (net)	56,628	—
Proceeds from convertible preferred debentures (net)	19,590	—
Payments made for termination of swaps	(8,333)	—
Increase (decrease) in financing arrangements	115,934	(454,756)
Collateralized debt obligation borrowings	—	315,908
Collateralized debt obligation paydowns	(30,623)	(11,501)
Common stock dividends paid	—	(917)
Net cash provided by (used in) financing activities	153,196	(151,266)

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollar amounts in thousands)

Net Increase in Cash and Cash Equivalents	2,504	765
Cash and Cash Equivalents - Beginning of Period	5,508	969
Cash and Cash Equivalents - End of Period	$8,012	$1,734

Supplemental Disclosure
Cash paid for interest	$11,689	$16,171
Non Cash Financing Activities
Dividends declared to be paid in subsequent period	$—	$909

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of investing in residential adjustable rate mortgage-backed securities issued by a United States government-sponsored enterprise (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Quarterly Report on Form 10-Q as “MBS” and MBS issued by a GSE as “Agency MBS”. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

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

In connection with the sale of the assets of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of the assets of our retail mortgage lending platform on March 31, 2007, we classified our mortgage lending business as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to the discontinued operation for all periods presented in the accompanying condensed consolidated financial statements, except for the condensed consolidated statements of cash flows. Certain assets and liabilities, not assigned to Indymac or Tribeca Lending will become part of the ongoing operations of NYMT and accordingly, have not been classified as a discontinued operation in accordance with the provisions of SFAS No. 144 (See note 7).

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

Basis of Presentation - The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period information are not necessarily indicative of results for a full year.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

The Board of Directors declared a one for five reverse stock split of our common stock, as of October 9, 2007, decreasing the number of common shares then outstanding to approximately 3.6 million. Prior period share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure on our loan losses, available for sale investments and derivative assets and liabilities. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.

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

Investment Securities Available for Sale - The Company's investment securities are residential mortgage-backed securities comprised of  Fannie Mae, Freddie Mac and “AAA”- rated adjustable-rate securities, including adjustable-rate loans that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). The fair values for all securities in this classification are based on unadjusted price quotes for similar securities in active markets. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain (loss) on sale of securities and related hedges. Purchase premiums or discounts on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Accounts and Accrued Interest Receivable - Accounts and accrued receivable includes interest receivable for investment securities and mortgage loans held in securitization trusts.

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain ARM loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are carried at their unpaid principal balances, including unamortized premium or discount, unamortized loan origination costs and allowance for loan losses. In accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of FASB statement No. 125, Securitized ARM loans and ARM loans collateralizing debt are accounted for as loans and are not considered investments subject to classification under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. See Collateralized Debt Obligations below for further description.

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

Comparing the current loan balance to the property’s current value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that the a first lien on a property that goes into a foreclosure process, resulting in real estate owned (“REO”), results in the property being disposed of at approximately 68% of the property’s current value, after expenses. This estimate is based on management's long term experience. It is possible we may realize less or more than that given today’s difficult real estate market conditions. Thus, for a first lien loan that is 60 or more days delinquent, we will adjust the property value down to approximately 68% of the property’s current value and compare that to the current balance of the loan. The difference determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

The loan loss reserves will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of March 31, 2008 the allowance for loan losses held in securitization trusts totaled $3.1 million. The allowance for loan losses was $1.6 million at December 31, 2007. Determining the allowance for loan losses is subjective in nature due to the estimation required.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Financing Arrangements, Portfolio Investments- Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by portfolio securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense (see note 5).

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

The Company, as transferor, securitizes mortgage loans and securities by transferring the loans or securities to entities (“Transferees”) which generally qualify under GAAP as “qualifying special purpose entities” (“QSPE's”) as defined under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of SFAS No. 125 (“Off Balance Sheet Securitizations”). The QSPEs issue investment grade and non-investment grade securities. Generally, the investment grade securities are sold to third party investors, and the Company retains the non-investment grade securities. If a transaction meets the requirements for sale recognition under GAAP, and the Transferee meets the requirements to be a QSPE, the assets transferred to the QSPE are considered sold, and gain or loss is recognized. The gain or loss is based on the price of the securities sold and the estimated fair value of any securities and servicing rights retained over the cost basis of the assets transferred net of transaction costs. If subsequently the Transferee fails to continue to qualify as a QSPE, or the Company obtains the right to purchase assets out of the Transferee, then the Company may have to include in its financial statements such assets, or potentially, all the assets of such Transferee (see note 6).

Subordinated Debentures - Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of the Company’s condensed consolidated balance sheet.

Convertible Preferred Debentures - As of March 31, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million. On January 18, 2008, the Company issued 1.0 million shares of its Series A Cumulative Redeemable Convertible Preferred Stock, which we refer to as our Series A Preferred Stock, to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.10 per share. The Series A Preferred Stock is convertible into shares of the Company's common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference. Pursuant to SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as  a liability on its balance sheet.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Interest Rate Risk - The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate either the (London Interbank Offered Rate (“LIBOR”) or a Treasury rate).

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

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $0 for the three months ended March 31, 2008 and $18,495 for the three months ended March 31, 2007.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Stock Based Compensation - The Company accounts for its stock options and restricted stock grants in accordance with the SFAS No. 123 R, Share-Based Payment , (“SFAS No. 123 R”) which requires all companies to measure compensation for all share-based payments, including employee stock options, at fair value (see note 13).

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

HC is a taxable REIT subsidiary and therefore subject to corporate Federal income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see note 11).

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

For the three months ended March 31, 2008, we repurchased no mortgage loans and received $0.3 million of new repurchase requests. As of March 31, 2008, we had pending repurchase requests totaling approximately $4.7 million in unpaid principal balances, against which the Company has taken a reserve of approximately $0.7 million. The reserve is based on historical settlement rates, property value securing the loan in question and specific settlement discussion with third parties. The Company intends to address the approximately $4.7 million in outstanding repurchase requests by attempting to enter into settlement agreements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

New Accounting Pronouncements - On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

The changes to previous practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The definition of fair value retains the exchange price notion used in earlier definitions of fair value.  SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date (see note 10).

On January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.

The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company’s adoption of SFAS 159 did not have a material impact on the condensed consolidated financial statements as the Company did not elect the fair value option for any of its existing financial assets or liabilities as of January 1, 2008.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2008, and the Company expects to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2009. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material effect on its financial condition, results of operations or cash flows.

In February 2008, the FASB issued SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. SFAS No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition and cash flows. Adoption of FSP No. 140-3 will have no effect on the Company’s results of operations.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009. Because SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

2. Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	March 31, 2008	December 31, 2007

Amortized cost	$524,004	$350,484
Gross unrealized losses	(11,454)	—
Fair value	$512,550	$350,484

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

During March 2008, news of security liquidations increased the volatility of many financial assets, including those held in our portfolio. Specifically, the significant liquidation of MBS by several large financial institutions in early March 2008 caused a significant decline in the fair market value of our MBS portfolio. Specifically, the fair market value of the Agency MBS in our portfolio, including Agency ARM MBS and CMO Floaters that we pledge as collateral for borrowings under our repurchase agreements, declined during the March 2008 market disruption. As a result of the significant decline in the fair value of our Agency securities, as determined by the lenders under our repurchase agreements, the haircut required by our lenders to obtain new or additional financing on these securities experienced, in some cases, a significant increase. For example, as of March 31, 2008, the average haircut on the CMO Floaters in our portfolio was 12% , as compared to 5% at December 31, 2007. As a result of the combination of lower fair values on our Agency securities and rising haircut requirements to finance those securities, we elected to improve our liquidity position by selling approximately $592.8 million of Agency MBS securities, including $516.4 million of Agency ARM MBS and $76.4 million of CMO Floaters from our portfolio in March 2008. The sales resulted in a realized loss of $15.0 million.

As result of the timing of these sales occurring prior to the release of our December 31, 2007 results, the Company determined that the unrealized losses on our entire MBS securities portfolio were considered to be other than temporarily impaired as of December 31, 2007 and incurred an $8.5 million impaired charge for the quarter ending December 31, 2007.

As of March 31, 2008 and the date of this filing, we have the intent, and believe we have the ability, to hold our portfolio of securities which are currently in unrealized loss positions until recovery of their amortized cost, which  may be until maturity.  Given the uncertain state of the market for such securities, should conditions change that would require us to sell securities at a loss, we may no longer be able to assert that we have the ability to hold our remaining securities until recovery, and we would then be required to record impairment charges related to these securities. Substantially all of the Company's investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 5).

All securities held in Investment Securities Available for Sale, including Agency, investment and non-investment grade securities, are based on unadjusted price quotes for similar securities in active markets and are categorized as level 2 per SFAS 157 (see note 10).

The following tables set forth the stated reset periods and weighted average yields of our investment securities at March 31, 2008: (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO floaters	$224,262	4.12%	$—	—	$—	—	$224,262	4.12%
Agency Hybrid ARM securities	—	—	—	—	261,778	4.22%	261,778	4.22%
Non-Agency floaters	23,683	7.44%	—	—	—	—	23,683	7.44%
NYMT Retained Securities	—	—	2,154	5.27%	673	12.75%	2,827	9.45%
Total/Weighted average	$247,945	4.50%	$2,154	5.27%	$262,451	4.31%	$512,550	4.41%

The NYMT retained securities includes $0.7 million of residual interests related to the NYMT 2006-1 transaction.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2007 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$318,689	5.55%	$—	—	$—	—	$318,689	5.55%
Non-Agency Floaters	28,401	5.50%	—	—	—	—	28,401	5.50%
NYMT Retained Securities	2,165	6.28%	—	—	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$—	—	$1,229	12.99%	$350,484	5.61%

The NYMT retained securities includes $1.2 million of residual interests related to the NYMT 2006-1 transaction.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

The following table presents the Company's investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008. There were no unrealized positions as of December 31, 2007 as the Company incurred an $8.5 million impairment charge (dollar amounts in thousands):

	March 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Agency REMIC CMO floaters	$224,262	$5,170	$—	$—	$224,262	$5,170
Agency Hybrid ARM securities	261,778	1,197	—	—	261,778	1,197
Non-Agency floaters	23,683	4,520	—	—	23,683	4,520
NYMT retained securities	2,827	567	—	—	2,827	567
Total	$512,550	$11,454	$—	$—	$512,550	$11,454

3 . Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	March 31, 2008	December 31, 2007

Mortgage loans principal amount	$398,875	$429,629
Deferred origination costs - net	2,528	2,733
Reserve for loan losses	(3,080)	(1,647)
Total mortgage loans held in securitization trusts	$398,323	$430,715

Reserve for Loan losses - The following table presents the activity in the Company's reserve for loan losses on mortgage loans held in securitization trusts for the three months ended March 31, 2008 and 2007 (dollar amounts in thousands).

	March 31,
	2008	2007

Balance at beginning of period	$1,647	$—
Provisions for loan losses	1,433	—
Charge-offs	—	—
Balance of the end of period	$3,080	$—

The increase in loan loss provisions were due to $0.8 million of new delinquent loans and $0.6 million related to an increase in existing loan provisions. The reserves were adjusted higher for certain existing loans as a result of further real estate valuation deterioration.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

All of the Company's mortgage loans held in securitization trusts are pledged as collateral for the CDO (see note 6). The Company’s net investment in the loans held in securitization trusts, or the difference between the purchase cost of the loans and the amount of CDO outstanding, was $14.9 million, of which the Company had a $3.1 million reserve or a net investment of $11.8 million.

The following tables set forth delinquent loans in our portfolio as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

March 31, 2008
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$1,052	0.26%
61-90	1	397	0.10%
90+	11	7,653	1.92%
Real estate owned through foreclosure	6	$4,807	1.21%

December 31, 2007
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	—	$—	—%
61-90	2	1,859	0.43%
90+	12	6,910	1.61%
Real estate owned through foreclosure	4	$4,145	0.96%

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

4 . Derivative Instruments and Hedging Activities

The Company enters into derivatives to manage its interest rate and market risk exposure associated with its MBS investment activities and its subordinated debentures. These derivatives include interest rate swaps and caps to mitigate the effects of major interest rate changes on net investment spread.

During the three months ended March 31, 2008, the Company terminated a total of $517.7 million notional intrest rate swaps resulting in a realized loss of $4.8 million.

The following table summarizes the estimated fair value of derivative assets and liabilities as of March 31, 2008 and December 31, 2007 (see Note 10) (dollar amounts in thousands):

	March 31, 2008	December 31, 2007
Derivative Assets:
Interest rate caps	$104	$416
Total derivative assets	$104	$416

Derivative Liabilities:
Interest rate swaps	$1,169	$3,517
Total derivative liabilities	$1,169	$3,517

The notional amounts of the Company's interest rate swaps and interest rate caps as of March 31, 2008 were $168.1 million and $717.7 million, respectively.

The notional amounts of the Company's interest rate swaps and interest rate caps as of December 31, 2007 were $220.0 million and $749.6 million, respectively.

The Company estimates that over the next 12 months, approximately $0.7 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated OCI into earnings.

The Company had pledged $1.6 million of Agency ARM MBS as margin for interest rate swaps as of March 31, 2008 and had $4.7 million of restricted cash related to margin posted for interest rate swaps as of December 31, 2007. The Company is required to post margin in the form of either cash or Agency ARM MBS to cover fair value deficits from our interest rate swap counterparties.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

5 .Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its mortgage-backed securities portfolio. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the mortgage-backed securities which they finance. At March 31, 2008, the Company had repurchase agreements with an outstanding balance of $431.6 million and a weighted average interest rate of 3.00%. As of December 31, 2007, the Company had repurchase agreements with an outstanding balance of $315.7 million and a weighted average interest rate of 5.02%. At March 31, 2008 and December 31, 2007, securities pledged as collateral for repurchase agreements had estimated fair values of $481.7 million and $337.4 million, respectively. All outstanding borrowings under our repurchase agreements mature within 30 days. As of March 31, 2008, the average days to maturity for all repurchase agreements are 25 days. The Company had outstanding repurchase agreements with six different financial institutions as of March 31, 2008 as compared to four as of December 31, 2007. In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability.

As of March 31, 2008, our Agency ARM MBS are financed with $230.2 million of repurchase agreement funding equating to an advance rate of 94% that implies a haircut of 6%, our Agency CMO floaters are financed with $180.7 million of repurchase agreement financing equating to an advance rate of 88% that implies a haircut of 12% and the non-Agency CMO floater was financed with $20.8 million of repurchase agreements funding equating to an advance rate of 90% or a 10% haircut. As discussed in Note 2 above, we experienced a combination of declining fair market value for the securities in our portfolio and increasing haircut requirement in March 2008 that resulted in our selling approximately $592.8 million of Agency MBS in our portfolio during March 2008. We undertook thse actions to reduce our leverage and improve our liquidity position. We cannot assure you that the haircuts on the securities in our MBS portfolio will not increase from their current haircut average. A material increase in haircuts on these securities may result in securities sales similar to those in March 2008 that would likely negatively affect our profitability, liquidity and the results of operations.

As of March 31, 2008, the Company had $8.0 million in cash and $29.9 million in unencumbered securities including $24.6 million in Agency MBS to meet additional haircut or market valuation requirements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

6. Collateralized Debt Obligations

The Company’s CDOs are secured by ARM loans pledged as collateral. The ARM loans are recorded as an asset of the Company and the CDOs are recorded as the Company’s debt. The CDO transaction includes an amortizing interest rate cap contract with a notional amount of $271.0 million as of March 31, 2008 and a notional amount of $286.9 million as of December 31, 2007, which is recorded as an asset of the Company. The interest rate caps are carried at fair value and totaled $0.1 million as of March 31, 2008 and $0.1 million as of December 31, 2007, respectively. The interest rate cap reduces interest rate exposure on these transactions. As of March 31, 2008 and December 31, 2007, the Company had CDOs outstanding of $386.5 million and $417.0 million, respectively. As of March 31, 2008 and December 31, 2007, the current weighted average interest rate on these CDOs was 2.98% and 5.25%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $398.9 million and $429.6 million at March 31, 2008 and December 31, 2007, respectively. The Company retained the owner trust certificates, or residual interest for the three securitizations, and, as of March 31, 2008 and December 31, 2007, had net investment after loan loss reserves of $11.8 million and $13.7 million, respectively.

7. Discontinued Operation

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending segment as a discontinued operation in accordance with the provisions of SFAS No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac, will become part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation in accordance with the provisions of SFAS No. 144.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Balance Sheet Data

The components of Assets related to the discontinued operation as of March 31, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	March 31, 2008	December 31, 2007

Accounts and accrued interest receivable	$34	$51
Mortgage loans held for sale (net)	6,209	8,077
Prepaid and other assets	501	737
Property and equipment, net	11	11
Total assets	$6,755	$8,876

The components of Liabilities related to the discontinued operation as of March 31, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	March 31, 2008	December 31, 2007

Due to loan purchasers	$1,070	$894
Accounts payable and accrued expenses	3,842	4,939
Total liabilities	$4,912	$5,833

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Statements of Operations Data

The statements of operations of the discontinued operation for the three months ended March 31, 2008 and 2007 are as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Revenues:
Net interest income	$153	$596
Gain on sale of mortgage loans	—	2,337
Loan losses	(398)	(3,161)
Brokered loan fees	—	2,135
Gain on sale of retail lending segment	—	5,160
Other income	416	27
Total net revenues	171	7,094
Expenses:
Salaries, commissions and benefits	50	5,006
Brokered loan expenses	—	1,723
Occupancy and equipment	(136)	1,312
General and administrative	77	2,894
Total expenses	(9)	10,935
Income (loss) before income tax (provision) benefit	180	(3,841)
Income tax (provision) benefit	—	—
Income (loss) from discontinued operations - net of tax	$180	$(3,841)

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Loan Origination Fees and Direct Origination Costs - The Company records loan fees, discount points and certain incremental direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold.

Brokered Loan Fees and Expenses - The Company records commissions associated with brokered loans when such loans are closed with the borrower. Costs associated with brokered loans are expensed when incurred.

Loan Commitment Fees - Fees received for the funding of mortgage loans to borrowers at pre-set conditions are deferred and recognized at the date at which the loan is sold.

Other Income (Expense) - Includes $0.4 million of penalty payments related to the corporate headquarters moving delays (see note 8 - Leases).

Income tax (provision) benefit - During the quarter ended September 30, 2007 management determined that the Company would likely not be able to utilize the deferred tax asset and accordingly recorded a 100% valuation allowance. The Company continued to reserve 100% of deferred tax benefit in the quarter ended March 31, 2008 as the facts continue to support the Company's inability to utilize the deferred tax asset.

8 . Commitments and Contingencies

Loans Sold to Investors  - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company repurchased no loans for the three months ended March 31, 2008.

As of March 31, 2008 we had a total of $4.7 million of unresolved repurchase requests, against which the Company has a reserve of approximately $0.7 million. The reserve is based on one or more of the following factors, including historical settlement rates, property value securing the loan in question and specific settlement discussion with third parties. The Company has entered into a preliminary settlement agreement pertaining to approximately $4.0 million of these outstanding loan repurchase requests. The settlement is subject to final approval by the counterparty’s creditor committee.

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

On December 30, 2007 we entered into an agreement in principle with the Plaintiffs to settle this suit. The terms of the settlement remain subject to court approval. We anticipate closing of the settlement during the 2008 second quarter. The Company has reserved $1.4 million for the proposed settlement. As of March 31, 2008, there have been no material developments or changes in the settlement terms.

Leases - The Company leases its corporate offices and certain office space related to our discontinued mortgage lending operation not assumed by IndyMac and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental (income) expense for property and equipment amounted to $(0.1) million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had been reimbursed for $0.4 million by Indymac representing the reduction in escrow from the non performance of vacating the premise as described below.

Pursuant to an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”), the Company assigned and Lehman has assumed the sublease for the Company's corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman funded an escrow account, containing $3.2 million for the benefit of HC. The escrow amount is reduced by $0.2 million for each month the Company remains in the leased space beginning February 1, 2008. As of March 31, 2008, the escrow has been reduced by $0.4 million due to penalties. The entire remaining amount held in the escrow account will be released to the Company when it vacates the leased space. Pursuant to the provisions of the sale transaction with IndyMac, IndyMac pays rent equal to the Company’s cost, including any penalties and foregone bonuses resulting from the delayed vacation of the leased premises for as long as IndyMac continues to occupy and use the leased space at the Company's corporate headquarters. The Company anticipates that IndyMac will vacate the space by July 2008.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

HC maintains a letter of credit in the amount of $313,000 in lieu of a cash security deposit for its current corporate headquarters located at 1301 Avenue of the Amercias in New York City for its sub landlord, PricewaterhouseCoopers, LLP, as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

Registration Rights Agreement - On February 21, 2008, the Company completed the issuance and sale of 15.0 million shares of its common stock in a private placement at a price of $4.00 per share. In connection with this private offering of our common stock, we entered into a registration rights agreement, which we refer to as the Common Stock Registration Rights Agreement, pursuant to which we were required, among other things, to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 15.0 million shares sold in this private offering on or before March 12, 2008 and obtain listing for our common stock on the NASDAQ Stock Market on or before the effective date of the resale shelf registration statement. In the event we fail to satisfy these requirements, we may be subject to payment of liquidated damages to the investors in the transaction. The Company filed the resale shelf registration statement on April 4, 2008 and it became effective on April 18, 2008. As a result, we incurred a penalty fee (liquidated damages) of approximately $0.2 million which was paid on May 2, 2008 and remain subject to the penalty until we obtain NASDAQ Stock Market listing for our common stock.

9.  Concentrations of Credit Risk

At March 31, 2008 and December 31, 2007, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as follows:

	March 31, 2008	December 31, 2007

New York	30.5%	31.2%
Massachusetts	17.7%	17.4%
Florida	8.2%	8.3%
California	7.0%	7.2%
New Jersey	5.9%	5.7%

10 . Fair Value of Financial Instruments

The Company adopted SFAS 157 effective January 1, 2008, and accordingly all assets and liabilities measured at fair value will utilize valuation methodologies in accordance with the statement.  The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy established by FAS 157 are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following describes the valuation methodologies used for the Company’s financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

a. Investment Securities Available for Sale - Fair value is generally based on market prices provided by five to seven dealers who make markets in these financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or Interest Rate Swap Cure as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company’s investment securities are valued based upon readily observable market parameters and are classified as Level 2 fair values.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

b. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes. The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves. The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value, at the dates indicated below as of March 31, 2008, on the condensed consolidated balance sheet by SFAS 157 valuation hierarchy, as previously described.

	Fair Value at March 31, 2008
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale	$—	$512,550	$—	$512,550
Mortgage loans held for sale (net)	—	—	6,209	6,209
Interest Rate Caps	—	104	—	104
Total assets carried at fair value	$—	$512,654	$6,209	$518,863

Liabilities:
Interest Rate Swaps	$—	$1,169	$—	$1,169
Total liabilities carried at fair value	$—	$1,169	$—	$1,169

The fair value of our mortgage loans held for sale (net) decreased by $0.4 million during the period that commenced on January 1, 2008 and ended on March 31, 2008. This decrease in fair value of our mortgage loans held for sale (net) is included in loan loss in our discontinued operations.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  This condition could cause the Company’s financial instruments to be reclassified from Level 2 to Level 3 in future periods.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

11 . Income Taxes

All income tax benefits relate to HC and are included in the results of operations of the discontinued operation (see note 7).

Deferred taxes at March 31, 2008 include a deferred tax asset of $0.1 million and a deferred tax liability of $0.1 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at March 31, 2008 are as follows (dollar amounts in thousands):

Deferred tax asset:
Net operating loss carryover	$27,920
Restricted stock, performance shares and stock option expense	489
Mark to market adjustment	117
Sec. 267 disallowance	268
Charitable contribution carryforward	1
GAAP reserves	939
Rent expense	186
Loss on sublease	31
Gross deferred tax asset	29,951
Valuation allowance	(29,886)
Net deferred tax asset	$65

Deferred tax liability:
Depreciation	$65
Total deferred tax liability	$65

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

Deferred taxes at December 31, 2007 include a deferred tax asset of $0.1 million and a deferred tax liability of $0.1 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The major sources of temporary differences and their deferred tax effect at December 31, 2007 are as follows (dollar amounts in thousands):

Deferred tax asset:
Net operating loss carryover	$27,434
Restricted stock, performance shares and stock option expense	489
Mark to market adjustment	86
Sec. 267 disallowance	268
Charitable contribution carryforward	1
GAAP reserves	994
Rent expense	252
Loss on sublease	50
Gross deferred tax asset	29,574
Valuation allowance	(29,509)
Net deferred tax asset	$65

Deferred tax liability:
Depreciation	$65
Total deferred tax liability	$65

The $63.1 million operating loss carry-forward expires at various intervals between 2024 and 2028. The charitable contribution carry-forward will expire in 2011.

During the quarter ended September 30, 2007 management determined that the Company would likely not be able to utilize the deferred tax asset and accordingly recorded a 100% valuation allowance. The Company continued to reserve 100% of deferred tax benefit in the quarter ended March 31, 2008 as the facts continue to support the Company's inability to utilize the deferred tax asset.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

12.  Segment Reporting

Until March 31, 2007, the Company operated two reportable segments, the mortgage portfolio management segment and the mortgage lending segment. Upon the sale of substantially all the mortgage lending operating assets on March 31, 2007, the Company exited the mortgage lending business and accordingly will no longer report segment information.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

13 . Stock Incentive Plans

A summary of the status of the Company's options as of December 31, 2007 and changes during the twelve months then ended is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2007	93,300	$47.60
Granted	—	—
Cancelled	(93,300)	47.60
Exercised	—	—
Outstanding at December 31, 2007	—	$—
Options exercisable at December 31, 2007	—	$—

There were no stock options outstanding at March 31, 2008 or December 31, 2007.

Restricted Stock

The Company has awarded 136,867 shares of restricted stock under the 2005 Plan, of which 100,380 shares have fully vested and 36,487 were cancelled or forfeited. As of March 31, 2008 and December 31, 2007 there were no outstanding restricted stock awards under the 2005 Plan. During the year ended December 31, 2007 the Company recognized non-cash compensation expense of $0.6 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

A summary of the status of the Company's non-vested restricted stock as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2007	42,701	$31.80
Granted	-	-
Forfeited	(31,178)	27.90
Vested	(11,523)	43.15
Non-vested shares as of December 31, 2007	—	$—
Weighted-average fair value of restricted stock granted during the period	—	$—

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

14. Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 18,640,209 shares issued and outstanding as of March 31, 2008 and 3,640,209 shares issued and outstanding as of December 31, 2007. The Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cummulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) authorized. As of March 31, 2008 and December 31, 2007, the Company had issued and outstanding 1,000,000 and 0 shares, respectively, of Series A Preferred Stock. Of the common stock authorized, 206,222 shares (plus forfeited shares of 65,665 previously granted) were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of March 31, 2008, 271,887 shares remain reserved for issuance under the 2005 Plan.

On February 21, 2008, the Company completed the issuance and sale of 15.0 million shares of its common stock in a private placement at a price of $4.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of $56.6 million after payment of private placement fees and expenses.  In connection with this private offering of our common stock, we entered into a registration rights agreement, which we refer to as the Common Stock Registration Rights Agreement, pursuant to which we are required to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 15.0 million shares sold in this private offering. The Company filed a resale shelf registration statement on Form S-3 on April 4, 2008 which became effective on April 18, 2008.

On March 31, 2008 the Company paid a $0.50 per share cash dividend, or an aggregate of $0.5 million to holders of record of our Series A Preferred Stock as of March 31, 2008.

The Board of Directors declared a one for five reverse stock split of the Company's common stock, as of October 9, 2007, decreasing the number of common shares outstanding to approximately 3.6 million. All per share and share amounts provided in the quarterly report have been restated to give effect to the reverse stock split.

The Company calculates basic net income (loss) per share by dividing net income (loss) for the period by weighted-average shares of common stock outstanding for that period. Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Since the Company is in a loss position for the three months ended March 31, 2008 and 2007, the calculation of basic and diluted net loss per share is the same since the effect of common stock equivalents would be anti-dilutive.

The following table presents the computation of basic and diluted net loss per share for the periods indicated (in thousands, except  per share amounts):

	For Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(21,258)	$(4,741)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	10,140	3,616
Net loss per share - basic and diluted	$(2.10)	$(1.31)

15.	Convertible Preferred Debentures

As of March 31, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million and current dividend payment rate of 10% per year. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference. Pursuant to SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as  a liability on its balance sheet.

We issued these shares of its Series A Cumulative Redeemable Convertible Preferred Stock, which we refer to as our Series A Preferred Stock, to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.10 per share. The Series A Preferred Stock is convertible into shares of the Company's common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each Series A Preferred Stock. Pursuant to a registration rights agreement between the Company and the investors in the private offering for the Series A Preferred Stock, in the event the Company fails to file a resale registration statement with the SEC on or before June 30, 2008, holders of our Series A Preferred Stock may be entitled to receive an additional cash dividend at the rate of $0.10 per quarter per share for each calendar quarter after June 30, 2008 until we file such resale registration statement.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

16. Related Party Transactions

Concurrent and in connection with the issuance of our Series A Preferred Stock on January 18, 2008, we entered into an advisory agreement with JMPAM, which is an affiliate of JMP Group, Inc. and JMP Realty Trust, Inc. As of April 23, 2008, JMPAM and JMP Group, Inc. beneficially owned approximately 16.8% and 12.2% of our common stock. Under the agreement, JMPAM advises two of our wholly-owned subsidiaries, Hypotheca Capital, LLC (formerly known as The New York Mortgage Company, LLC) and New York Mortgage Funding, LLC, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by JMPAM. We refer to these subsidiaries in our periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.” As previously disclosed, we have an approximately $63.1 million net operating loss carry-forward that remains with us after the sale of our mortgage lending business. As an advisor to the Managed Subsidiaries, we expect that JMPAM will, at some point in the future, focus on the acquisition of alternative mortgage related investments on behalf of the Managed Subsidiaries. Some of those investments may allow us to utilize all or a portion of the net operating loss carry-forward to the extent available by law. Because we intend to focus our investment efforts on Agency MBS, we currently have no plans to acquire alternative mortgage related investments to be held in the Managed Subsidiaries. The commencement of any activity by JMPAM must be approved by the Board of Directors and any subsequent investment on behalf of Managed Subsidiaries must adhere to investment guidelines adopted by our board of directors. JMPAM will earn a base advisory fee of 1.5% of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries and is also eligible to earn incentive compensation if the Managed Subsidiaries achieve certain performance thresholds. As of March 31, 2008, JMPAM was not managing any assets in the Managed Subsidiaries, but was earning a base advisory fee on the net proceeds to our Company from our private offerings in each of January 2008 and February 2008. For the three months ended March 31, 2008, we paid JMPAM $0.1 million in advisory fees. As of the date of this report, we expect to pay approximately $0.7 million in advisory fees to JMPAM during the 2008 fiscal year.

In addition, pursuant to the stock purchase agreement providing for the sale of the Series A Preferred Stock to JMP Group, Inc. and certain of its affiliates, James J. Fowler and Steven M. Abreu were appointed to our Board of Directors, with Mr. Fowler being appointed the non-executive chairman of our Board of Directors. In addition, concurrent with the completion of the issuance and sale of the Series A Preferred Stock and pursuant to the stock purchase agreement, four of our then-existing directors resigned from the Board. Pursuant to the stock purchase agreement providing for the sale of the Series A Preferred Stock, the holders of our Series A Preferred Stock also have the right to appoint one additional “independent” director, as such term is defined under the rules of the NASDAQ Stock Market, to stand for election to our Board of Directors at our 2008 Annual Meeting of Stockholders. Pursuant to the stock purchase agreement, the additional director would replace one of our independent directors.

James J. Fowler, the Non-Executive Chairman of our Board of Directors and also the non-compensated Chief Investment Officer of Hypotheca Capital, LLC and New York Mortgage Funding, LLC, is a managing director of JMPAM and the president of JMP Realty Trust, Inc., a private REIT that is externally managed by JMPAM and which is one of the investors in our Series A Preferred Stock. JMPAM and JMP Realty Trust, Inc. are affiliates of JMP Group, Inc.

On February 21, 2008, we completed the issuance of 15.0 million shares of our common stock in a private placement to certain accredited investors, resulting in $56.6 million in net proceeds to the Company. JMP Securities LLC, an affiliate of JMPAM, JMP Group, Inc. and JMP Realty Trust, Inc., served as the sole placement agent for the transaction and was paid a $3.0 million placement fee from the gross proceeds.

17. Subsequent Events.

On April 21, 2008, the Company declared a $0.06 per share cash dividend on its common stock. The dividend is payable on May 15, 2008 to common stock of record as of April 30, 2008.

On May 6, 2008, the Company entered into a five year lease agreement for office space in Midtown Manhattan in connection with the relocation of its corporate headquarters from 1301 Avenue of the Americas. The lease period will commence on June 1, 2008 and provides for annual rent of approximately $178,000. As discussed in Note 8 above, pursuant to the Assignment and Assumption of Sublease and the Escrow Agreement, the Company is not eligible to receive the escrow amount from Lehman unitl IndyMac vacates the Company's leased space at 1301 Avenue of the Americas; however, the Company will continue to be reimbursed by IndyMac for rent and any penalties and foregone bonuses under the Assignment and Assumption of Sublease and the Escrow Agreement.

On May 13, 2008, the Company declared a one-for-two reverse stock split of its common stock by filing Articles of Amendment to its Charter with the State of Maryland. The one-for-two reverse stock split will become effective at 12:01 a.m. on May 27, 2008 (the “Effective Time”) and will provide shareholders of record as of the Effective Time with one share of common stock for every two shares owned as of the Effective Time. Pursuant to the Articles of Amendment providing for the reverse stock split, fractional shares will be eliminated and stockholders entitled to fractional shares will be entitled to receive in lieu thereof cash in an amount equal to the product of the fraction of a share multiplied by the “market price” (as defined in Section 7.1 of the Company’s Charter) on the date of the Effective Time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Forward-looking statements are those which are not historical in nature. They can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Certain statements regarding the following particularly are forward-looking in nature:

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

•
our ability to manage, minimize or eliminate liabilities stemming from the discontinued operations including, among other things, litigation, repurchase obligations on the sales of mortgage loans and property leases; and

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described under the caption “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

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

General

New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of investing in residential adjustable rate mortgage-backed securities issued by a United States government-sponsored enterprise (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Quarterly Report on Form 10-Q as “MBS” and MBS issued by a GSE as “ Agency MBS”. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income. We believe that the best approach to generating a positive net interest income is to manage our liabilities, principally in the form of short-term indebtedness (maturities of one year or less), in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase agreement financing, generally short-term, and over time will combine our financings with hedging techniques, primarily interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate caps, floors and swap options to protect against adverse interest rate movements.

As of March 31, 2008, our investment portfolio was comprised of $512.6 million in MBS, including $261.8 of Agency MBS, $224.3 million of Agency CMO floaters and $26.5 million of non-Agency MBS, of which $25.8 million are rated in the highest category by two rating agencies (either Moody's Investor Service, Inc. or Standard & Poor's, Inc.), and $398.3 million of prime ARM loans held in securitization trusts. As of March 31, 2008, we had approximately $931.8 million of total assets as compared to $809.3 million at December 31, 2007.

Implementation of Alternative Investment Strategy Under Our Advisory Agreement

Since inception, our investment portfolio strategy has focused on the acquisition of high-credit quality ARM loans and securities. Moreover, since our exit from the mortgage lending business on March 31, 2007, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in MBS and, since August 2007, we have employed a portfolio strategy that focuses on investments in Agency MBS. In connection with our exit from the mortgage lending business, we have an approximately $63.1 million net operating loss carry-forward from one of our wholly-owned subsidiaries. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, concurrent with the issuance of our Series A Preferred Stock on January 18, 2008, we entered into an advisory agreement with JMP Asset Management LLC (“JMPAM”), an affiliate of JMP Group, Inc. Under the advisory agreement, JMPAM advises two of our wholly-owned subsidiaries, Hypotheca Capital, LLC, or HC (formerly known as The New York Mortgage Company, LLC), and New York Mortgage Funding, LLC, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by JMPAM. We refer to these subsidiaries in our periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.” As an advisor to the Managed Subsidiaries, we expect that JMPAM will focus on the acquisition of alternative mortgage related investments on behalf of the Managed Subsidiaries. We expect this alternative mortgage-related investment strategy to primarily take the form of equity investments in unaffiliated third party entities, or Funds, that acquire or manage a portfolio of non-Agency MBS, some or all of which may be classified as non-investment grade securities. Some of those investments may allow us to utilize all or a portion of the net operating loss carry-forward, to the extent available by law.  Although our investment strategy thus far in 2008 has focused on the acquisition of Agency MBS, JMPAM may commence investments under this alternative mortgage related investment strategy in the near future; provided, however, that the commencement of investments by JMPAM under this strategy must first be approved by our board of directors and any subsequent investment on behalf of Managed Subsidiaries must adhere to investment guidelines adopted by our board of directors. This strategy, if and when implemented, will vary from our core strategy and we can provide no assurance that we or JMPAM will be successful at implementing any alternative investment strategy.

Significant Events During 2008 First Quarter

Recent Market Volatility

Commencing mid-year 2007, the residential mortgage market in the United States began experiencing a variety of significant difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns, many of which continue to exist as of the date of this report. In January and February 2008, however, mortgage-backed security industry fundamentals began to stabilize as compared to fundamentals in the third and fourth quarter of 2007. As discussed below, we received net proceeds of approximately $76.2 million from equity offerings in January and February 2008 and used substantially all of the net proceeds, in combination with borrowings under our repurchase agreements, to acquire approximately $714.1 million of Agency ARM MBS.

During March 2008, news of potential and actual security liquidations increased the price volatility and liquidity of many financial assets, including Agency MBS and other high-quality mortgage securities and loans. As a result, market values for, and available liquidity to finance, certain mortgage securities, including some of our Agency MBS and AAA-rated non-Agency MBS, were negatively impacted. As a response to these changed conditions, which impacted a relatively broad range of leveraged public and private companies with investment and financing strategies similar to ours, the Company undertook a number of strategic actions during March 2008 to reduce leverage and raise liquidity in the portfolio of Agency MBS. Commencing March 7, 2008 through March 17, 2008, the Company sold, in aggregate, approximately $592.8 million of Agency MBS from its investment portfolio that was comprised of $516.4 million of Agency hybrid ARM MBS and $76.4 million of Agency CMO floating rate MBS (“CMO Floaters”). These sales resulted in a loss of $15.0 million. Additionally, as a result of these sales of MBS, we terminated associated interest rate swaps that were used to hedge our liability costs with a notional balance of $297.7 million at a cost of $2.0 million. As of March 31, 2008, our MBS portfolio totaled $512.6 million and was comprised of $261.8 million of Agency hybrid ARM MBS, $224.3 million of  CMO Floaters and $25.8 million of AAA-rated non-Agency MBS. As of March 31, 2008, in aggregate, our Agency MBS portfolio was financed with $431.6 million of reverse repurchase agreement borrowings (referred to as “repo” borrowings) with an average advance rate of 91% that implies an average haircut of 9% for the entire portfolio. Within our Agency MBS portfolio, our Agency hybrid ARM MBS is financed with $230.2 million of repurchase agreements funding equating to an advance rate of 94% that implies a haircut of 6% and our Agency CMO Floaters are financed with $180.7 million of repurchase agreement financing equating to an advance rate of 88% that implies a haircut of 12%. The Company also owns $398.3 million of adjustable rate mortgages that were deemed to be of “prime” or high quality at the time of origination. These loans are permanently financed with approximately $386.5 million of collateralized debt obligations and are held in securitization trusts.

We generally finance our portfolio of Agency MBS and non-Agency MBS through repurchase agreements. In connection with the 2008 market disruption, repurchase agreement lenders have tightened their lending standards and have done so in a manner that now distinguishes between “type” of Agency MBS. For example, during the month of March 2008, lenders generally increased haircuts on Agency Hybrid ARMs from 3% to 5% and in some cases up to 10%. Also, haircuts on Agency CMO Floaters increased from 5% to a range of 10% to 20%, largely dependent upon cash flow structure.

Private Placement of Common Stock

On February 21, 2008, we completed the issuance and sale of 15.0 million shares of our common stock to certain accredited investors (as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended, or Securities Act) at a price of $4.00 per share. This private offering of our common stock generated net proceeds to us of approximately $56.6 million after payment of private placement fees and expenses. Prior to this issuance of common stock, we had 3,640,209 shares of common stock outstanding. In connection with this transaction, we entered into a registration rights agreement ( the “Common Stock Registration Right Agreement”), pursuant to which we were required to, among other things, file a resale shelf registration statement providing for the resale of these shares.

 Private Placement of Convertible Preferred Stock to JMP Group Inc. and Certain of its Affiliates

On January 18, 2008, we issued 1.0 million shares of our Series A Cumulative Redeemable Convertible Preferred Stock, which we refer to as the Series A Preferred Stock, to JMP Group, Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.10 per share. The shares of Series A Preferred Stock mature on December 31, 2010, and are convertible into shares of our common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each share of Series A Preferred Stock. Under certain circumstances, the Series A Preferred Stock will automatically convert into shares of our common stock. In addition, under the terms of the Series A Preferred Stock, holders have the option to convert, at any time, their shares of Series A Preferred Stock into shares of our common stock. The Series A Preferred Stock may also be redeemed by the Company in connection with certain change of control events. The Series A Preferred Stock has voting rights that allow the holders to vote with the common stock, voting together as a single class on an “as converted” basis, and the holders have the right to appoint one additional “independent” director, as such term is defined under the rules of the NASDAQ Stock Market, to stand for election to our board of directors at our 2008 Annual Meeting of Stockholders in June 2008. At their option, the holders had the option to purchase up to an additional $20.0 million of Series A Preferred Stock, on identical terms, through April 4, 2008. The holders of the Series A Preferred Stock did not exercise the option.

Advisory Agreement with JMPAM

As described above, concurrent with the issuance of the Series A Preferred Stock, we entered into an advisory agreement with JMPAM. For more information on our relationship with JMPAM and the risks and conflicts related thereto, see “Our Relationship with JMPAM and the Advisory Agreement” under Item 1 and “Risks Related to the Advisory Agreement with JMPAM — There are conflicts of interest in our relationship with JMPAM, which could result in decisions that are not in the best interests of shareholders” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in the Composition of the Board of Directors

Upon completion of the issuance and sale of the Series A Preferred Stock on January 18, 2008 and pursuant to the stock purchase agreement providing for the sale of the Series A Preferred Stock, James J. Fowler and Steven M. Abreu were appointed to our board of directors, with Mr. Fowler being appointed the non-executive chairman of our board of directors. Mr. Fowler also serves as the Chief Investment Officer of the Managed Subsidiaries. Mr. Fowler is a managing director of JMPAM and president of JMP Realty Trust, Inc., a private REIT that is externally managed by JMPAM and an investor in our Series A Preferred Stock. In addition, concurrent with the completion of the issuance and sale of the Series A Preferred Stock and pursuant to the stock purchase agreement, Steven B. Schnall, Mary Dwyer Pembroke, Jerome F. Sherman and Thomas W. White resigned as members of our board of directors, thereby reducing the size of our board of directors to seven directors. Pursuant to the stock purchase agreement providing for the sale of the Series A Preferred Stock, the holders of our Series A Preferred Stock also have the right to appoint one additional "independent" director, as such term is defined under the rules of NASDAQ Stock Market, to stand for election to our board of directors at our 2008 Annual Meeting of Stockholders to be held in June 2008.

Known Material Trends and Commentary

Declines in the prices of mortgage assets - Investors’ appetite for U.S. mortgage assets continued to be weak in the first quarter of 2008. In addition, the market disruption of March 2008 and related de-leveraging in the mortgage asset industry involved the liquidation or sale of a significant amount of Agency securities. This selling, along with decreased demand for these assets among investors, caused mortgage asset prices to decline in the quarter ended March 31, 2008.

Tightening in the financing markets and reduced liquidity - As prices of mortgage assets decreased, many lenders that finance mortgage assets took measures to insure their liquidity needs would not be compromised. Principally, many financial institutions withdrew financing and liquidity that they typically offered clients as part of their daily business operations. The most common forms of liquidity provided to the mortgage market are in the form of repurchase agreements for MBS. This reduced availability of financing led to de-leveraging by many in the industry and, in some cases, forced liquidations, all of which exacerbated the problem.

Volatility in financing costs. The dislocations in the mortgage market led to increased volatility in the cost of financing. The relationships between certain short-term interest rates, normally very consistent, became less so in the second half of 2007 and continued to widen during the first quarter of 2008. The Federal Funds rate, an interest rate used by banks for overnight loans to each other and determined by the Federal Reserve Board, is a benchmark used by others to determine similar short term rates. The London Inter Bank Offered Rate (“LIBOR”), a market determined rate for short term loans, is typically 10 basis points higher than the Federal Funds rate. As of May 1, 2008 the LIBOR index is approximately 70 basis points higher than the Fed Funds rate of 2.00%. Because our repurchase agreements rates generally move with one month LIBOR, our costs have not decreased on a relative basis as would be expected given the 225 basis points reduction in the Fed Funds rate.

Hedging. We generally seek to reduce the volatility of our net income by entering into interest rate swap agreements. As of March 31, 2008, we had entered into interest rate swap agreements with an aggregate notional amount of $168 million. The Company discontinued hedge accounting treatment for the interest rate swap positions during the fourth quarter of 2007 as part of a strategic portfolio realignment related to the Series A Preferred Stock offering by the Company. Accordingly, the unrealized loss was recorded as an unrealized loss in the Statement of Operations and no longer reflected as part of other comprehensive income in the Balance Sheet. During the quarter ended March 31, 2008 the Company terminated certain swaps resulting in a realized loss of $4.8 million.

Changes in the U.S. economy. Changes in the U.S. economy have also affected us. The U.S. economy continued to soften in the first quarter of 2008. Adverse trends in the housing market and increased stress on borrowers, including in particular, residential mortgage borrowers, has had a ripple effect throughout the U.S. economy. The Federal Reserve continued to reduce short term interest rates resulting in an overall reduction of 200 basis points during the first quarter of 2008 with another 25 basis points reduction on May 1, 2008. Recently, increased concern regarding inflation has arisen principally due to increases in global commodity prices. We believe the inflation concerns have kept longer term interest rates high relative to short term rates. This so called steep yield curve generally results in increased returns on equity for companies that employ an Agency MBS strategy similar to ours. The possibility of rising inflation, however, increases the possibility of interest rates moving higher to slow inflationary stresses.

Loan repurchase requests - As of March 31, 2008, we had $4.7 million of outstanding repurchase requests, against which the Company has a reserve of $0.7 million. The Company repurchased no loans during the first quarter of 2008 and anticipates settling the majority of the outstanding requests during the second quarter.

Presentation Format

In connection with the sale of substantially all of our wholesale and retail mortgage lending platform assets during the first quarter of 2007, we classified certain assets and liabilities related to our mortgage lending segment as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Our continuing operations are primarily comprised of what had been our portfolio management operations. In addition, certain assets such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac, have become part of the ongoing operations of NYMT and accordingly, we have not classified as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standards No. 144.

The Board of Directors declared a one for five reverse stock split of our common stock, providing shareholders of record as of October 9, 2007, with one share of common stock for each five shares owned of record as of October 9, 2007 (the "Reverse Stock Split"). The reduction in shares resulting from the reverse stock split was effective on October 9, 2007, decreasing the number of common shares outstanding to approximately 3.6 million. Prior period share amounts and earnings per share disclosures have been restated to reflect the reverse stock split.

Significance of Estimates and Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, many of which require the use of estimates, judgments and assumptions that affect reported amounts. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the condensed consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

Changes in the estimates and assumptions could have a material effect on these financial statements. Accounting policies and estimates related to specific components of our condensed consolidated financial statements are disclosed in the notes to our condensed consolidated financial statements. In accordance with SEC guidance, those material accounting policies and estimates that we believe are most critical to an investor's understanding of our financial results and condition and which require complex management judgment are discussed below.

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

Fair Value. On January 1, 2008, we adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of valuation hierarchy established by SFAS 157 are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Our investment securities, which are primarily comprised of Agency ARM-MBS, are valued by a third party pricing service primarily based upon readily observable market parameters and are classified within Level 2 of the valuation hierarchy.  Our interest rate swaps are valued using external third party bid quotes and internally developed models that apply readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

We have established and documented processes for determining our fair values and base fair value on quoted market prices, when available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, we continue to refine our valuation methodologies.  The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  This condition could cause our financial instruments to be reclassified from Level 2 to Level 3 in the future.

Securitizations. We have created securitization entities as a means of either:

•	creating securities backed by mortgage loans which we continue to hold and finance that are more liquid than holding whole loan assets; or

•
securing long-term collateralized financing for our residential mortgage loan portfolio and matching the income earned on residential mortgage loans with the cost of related liabilities, otherwise referred to as match funding our balance sheet.

Residential mortgage loans are transferred to a separate bankruptcy-remote legal entity from which private-label multi-class mortgage-backed notes are issued. On a consolidated basis, securitizations are accounted for as secured financings as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), and, therefore, no gain or loss is recorded in connection with the securitizations. Each securitization entity is evaluated in accordance with Financial Accounting Standards Board Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities”, and we have determined that we are the primary beneficiary of the securitization entities. As such, the securitization entities are consolidated into our consolidated balance sheet subsequent to securitization. Residential mortgage loans transferred to securitization entities collateralize the mortgage-backed notes issued, and, as a result, those investments are not available to us, our creditors or stockholders. All discussions relating to securitizations are on a consolidated basis and do not necessarily reflect the separate legal ownership of the loans by the related bankruptcy-remote legal entity.

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

New Accounting Pronouncements - On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

The changes to previous practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The definition of fair value retains the exchange price notion used in earlier definitions of fair value.  SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date (see note 10).

On January 1, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.

The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company’s adoption of SFAS 159 did not have a material impact on the condensed consolidated financial statements as the Company did not elect the fair value option for any of its existing financial assets or liabilities as of January 1, 2008.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2008, and the Company expects to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2009. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material effect on its financial condition, results of operations or cash flows.

In February 2008, the FASB issued SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. SFAS No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition and cash flows. Adoption of FSP No. 140-3 will have no effect on the Company’s results of operations.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009. Because SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

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

Comparing the current loan balance to the current property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, for mortgage loans held in securitization trusts, all of which are first liens, we estimate that if a loan goes into the foreclosure process, resulting in real estate owned (“REO”), it will be disposed of at approximately 68% of the property’s current value, after expenses. With respect to our portfolio of mortgage loans held for sale, which generally consists of mortgage loans originated in 2006 and 2007, we assume a first lien on a property that goes into a foreclosure process and becomes REO will result in the property being disposed of at approximately 65% of the property’s current value, net of expenses. This estimate is based on management’s experience in similar market conditions. Thus, for a first lien loan that is 60 or more days delinquent, we will adjust the property value down to approximately 68% or 65% of the original property’s current value, as applicable depending on the loan classification, and compare that to the current balance of the loan. The difference determines the base reserve taken for that loan. This base reserve for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

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

At March 31, 2008, we had a loan loss reserve of $1.2 million on mortgage loans held for sale, $0.7 million in reserves for indemnifications and repurchase requests and a $3.1 million loan loss reserve for mortgage loans held in securitization trusts. The Company incurred $1.8 million of total loan losses during the three months ended March 31, 2008, including $1.4 million from loans held in securitization trusts and $0.4 million from loans held for sale in the discontinued operations.

Overview of Performance

For the three months ended March 31, 2008, we reported a net loss of $21.3 million as compared to a net loss of $4.7 million for the three months ended March 31, 2007.

The main components of the increase in loss for the three months ended March 31, 2008 as compared to the same period for the previous period are detailed in the following table:

Detailed Components of increase in loss	for the three months ended March 31,
	2008	2007	Change
Net interest income on investment portfolio	$2,739	$629	$2,110
Loss on investment securities and related hedges	(19,848)	-	(19,848)
Loan loss reserve on loans held in securitization trust	(1,433)	-	(1,433)
Total Expenses	1,431	647	784
Income (loss) from discontinued operations - net of tax	$180	$(3,841)	$4,021

Summary of Operations and Key Performance Measurements

For the three months ended March 31, 2008, our income was dependent upon the net interest (interest income on portfolio assets net of the interest expense and hedging costs associated with the financing of such assets) generated from our portfolio of mortgage-backed securities and mortgage loans held in the securitization trusts.

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

•	characteristics of the investments and the underlying pool of mortgage loans including but not limited to credit quality, coupon and prepayment rates; and

•	return on our mortgage asset investments and the related management of interest rate risk.

Financial Condition

As of March 31, 2008, we had approximately $931.8 million of total assets, as compared to approximately $809.3 million of total assets as of December 31, 2007. The increase in total assets results primarily from an increase in mortgage-backed securities of $162.1 million and a decrease of $32.4 million in mortgage loans held in securitization trust.

The Company received net proceeds of approximately $19.6 million from our Series A Preferred Stock offering and $56.6 million from our common stock offering during the first quarter of 2008. The Company used substantially all of the net proceeds to purchase approximately $714.1 million of Agency MBS during January and February 2008. As discussed above under “– Significant Events During 2008 First Quarter – Recent Market Volatility,” the Company sold an aggregate of $592.8 million of Agency MBS in its portfolio during March 2008 in an effort to reduce its leverage and improve its liquidity position in response to the market disruption of March 2008.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - Our securities portfolio consists of Agency securities or AAA-rated residential mortgage-backed securities. At March 31, 2008 and December 31, 2007, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our securities portfolio as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

Credit Characteristics of Our Investment Securities

	March 31, 2008
	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Agency REMIC CMO floaters	FNMA/FHLMC	$232,435	$224,262	44%	3.60%	4.12%
Agency Hybrid Arms	FNMA/FHLMC	257,746	261,778	51%	5.15%	4.22%
Non-Agency floaters	AAA	29,558	23,683	5%	3.41%	7.44%
NYMT retained securities	AAA-BBB	2,169	2,154	0%	6.93%	5.27%
NYMT retained securities	Below BBB	2,753	673	0%	5.69%	12.75%
Total/Weighted average		$524,661	$512,550	100%	4.38%	4.41%

	December 31, 2007
	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Agency REMIC CMO floaters	FNMA/FHLMC	$324,676	$318,689	91%	5.98%	5.55%
Non-Agency floaters	AAA	29,764	28,401	8%	5.66%	5.50%
NYMT retained securities	AAA-BBB	2,169	2,165	1%	6.31%	6.28%
NYMT retained securities	Below BBB	2,756	1,229	0%	5.68%	12.99%
Total/Weighted average		$359,365	$350,484	100%	5.95%	5.61%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

Reset/ Yield of our Investment Securities

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
March 31, 2008	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO floaters	$224,262	4.12%	$—	—	$—	—	$224,262	4.12%
Agency Hybrid Arms	—	—	—	—	261,778	4.22%	261,778	4.22%
Non-Agency floaters	23,683	7.44%	—	—	—	—	23,683	7.44%
NYMT retained securities	—	—	2,154	5.27	673	12.75%	2,827	9.45%
Total/Weighted average	$247,945	4.50%	$2,154	5.27	$262,451	4.31%	$512,550	4.41%

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2007	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO Floating Rate	$318,689	5.55%	$—	—%	$—	—%	$318,689	5.55%
Non-Agency floaters	28,401	5.50%	—	—%	—	—%	28,401	5.50%
NYMT Retained Securities	2,165	6.28%	—	—%	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$—	—%	$1,229	12.99%	$350,484	5.61%

Mortgage Loans Held in Securitization Trusts - Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements. These loans are classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans. If the securitization qualifies as a financing for SFAS No. 140 purposes, the loans are then re-classified as “mortgage loans held in securitization trusts.”

New York Mortgage Trust 2006-1, our most recent securitization, qualified as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. As of March 31, 2008 the residual assets totaled $0.7 million and are included in investment securities available for sale.

Except for the loans in securitization trusts, there were no mortgage loans held for investment at March 31, 2008 or December 31, 2007.

The following table details mortgage loans held in securitization trusts at March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
March 31, 2008	$398,875	5.73%	$398,323	5.02%
December 31, 2007	$429,629	5.74%	$430,715	5.36%

At March 31, 2008 mortgage loans held in securitization trusts totaled approximately $398.3 million, or 43% of our total assets. Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs and 78% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

Characteristics of Our Mortgage Loans Held in Securitization Trusts and Retained Interests in Securitization:

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1 as of March 31, 2008 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	907	$398,875	$398,323
Retained interest in securitization (included in Investment securities available for sale)	378	202,449	2,826
Total Loans Held	1,285	$601,324	$401,149

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$490	$3,500	$48
Coupon Rate	5.80%	9.93%	4.00%
Gross Margin	2.35%	6.50%	1.13%
Lifetime Cap	11.20%	13.75%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	328	336	292

The following table sets forth the composition of our portfolio mortgage loans held in securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1 as of December 31, 2007:

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	972	$429,629	$430,715
Retained interest in securitization (included in Investment securities available for sale)	391	209,455	3,394
Total Loans Held	1,363	$639,084	$434,109

General Loan Characteristics:	Average	High	Low
Original Loan Balance	$490	$3,500	$48
Coupon Rate	5.79%	9.93%	4.00%
Gross Margin	2.34%	6.50%	1.13%
Lifetime Cap	11.19%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	330	339	295

The following tables provide additional characteristics of the mortgage loans held in securitization trusts and retained interests in securitization as of March 31, 2008 and December 31, 2007:

Arm Loan Type:	March 31, 2008 Percentage	December 31, 2007 Percentage
Traditional ARMs	2.2%	2.3%
2/1 Hybrid ARMs	1.3%	1.6%
3/1 Hybrid ARMs	8.6%	10.2%
5/1 Hybrid ARMs	85.3%	83.4%
7/1 Hybrid ARMs	2.6%	2.5%
Total	100.0%	100.0%
Percent of ARM loans that are Interest Only	77.8%	77.3%
Weighted average length of interest only period	8.3 years	8.3 years

Traditional ARMs - Periodic Cap(1):	March 31, 2008 Percentage	December 31, 2007 Percentage
None	79.2%	72.9%
1%	1.6%	1.4%
Over 1%	19.2%	25.7%
Total	100.0%	100.0%

(1)	Periodic caps refer to the maximum amount by which the mortgage rate on any mortgage loan may increase or decrease on a periodic adjustment date set forth in the loan agreement.

Hybrid ARMs - Initial Cap(2):	March 31, 2008 Percentage	December 31, 2007 Percentage
3.00% or less	7.3%	8.3%
3.01%-4.00%	4.4%	5.1%
4.01%-5.00%	87.3%	85.6%
5.01%-6.00%	1.0%	1.0%
Total	100.0%	100.0%

(2)
Initial caps refer to a fixed percentage specified in the related mortgage note by which the related mortgage rate generally will not increase or decrease on the first adjustment date more than such fixed percentage.

FICO Scores:	March 31, 2008 Percentage	December 31, 2007 Percentage
650 or less	4.1%	3.9%
651 to 700	17.6%	17.0%
701 to 750	32.7%	32.4%
751 to 800	41.4%	42.5%
801 and over	4.2%	4.2%
Total	100.0%	100.0%
Average FICO Score	737	738

Loan to Value (LTV) :	March 31, 2008 Percentage	December 31, 2007 Percentage
50% or less	9.6%	9.5%
50.01% - 60.00%	8.6%	8.9%
60.01% - 70.00%	27.1%	27.3%
70.01% - 80.00%	52.9%	52.2%
80.01% and over	1.8%	2.1%
Total	100.0%	100.0%
Average LTV	69.7%	69.7%

Property Type :	March 31, 2008 Percentage	December 31, 2007 Percentage
Single Family	50.8%	51.3%
Condominium	22.7%	22.8%
Cooperative	10.2%	9.8%
Planned Unit Development	13.3%	13.0%
Two to Four Family	3.0%	3.1%
Total	100.0%	100.0%

Occupancy Status:	March 31, 2008 Percentage	December 31, 2007 Percentage
Primary	84.8%	84.4%
Secondary	11.6%	12.0%
Investor	3.6%	3.6%
Total	100.0%	100.0%

Documentation Type:	March 31, 2008 Percentage	December 31, 2007 Percentage
Full Documentation	71.9%	72.0%
Stated Income	20.0%	19.7%
Stated Income/ Stated Assets	6.6%	6.8%
No Documentation	1.0%	1.0%
No Ratio	0.5%	0.5%
Total	100.0%	100.0%

Loan Purpose:	March 31, 2008 Percentage	December 31, 2007 Percentage
Purchase	57.4%	57.8%
Rate and term refinance	15.9%	15.9%
Cash out refinance	26.7%	26.3%
Total	100.0%	100.0%

Geographic Distribution: (5% or more in any one state)	March 31, 2008 Percentage	December 31, 2007 Percentage
NY	30.5%	31.2%
MA	17.7%	17.4%
FL	8.2%	8.3%
CA	7.0%	7.2%
NJ	5.9%	5.7%
Other (less than 5% individually)	30.7%	30.2%
Total	100.0%	100.0%

Delinquency Status - As of March 31, 2008 and December 31, 2007, we had 14 delinquent loans totaling $9.1 million and 14 delinquent loans totaling $8.8 million, respectively, categorized as mortgage loans held in securitization trusts.

The following tables set forth delinquent loans in our portfolio as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

March 31, 2008
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$1,052	0.26%
61-90	1	$397	0.10%
90+	11	$7,653	1.92%
Real estate owned through foreclosure (REO)	6	$4,807	1.21%

December 31, 2007
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	—	$—	—%
61-90	2	1,859	0.43%
90+	12	6,910	1.61%
REO	4	$4,145	0.96%

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

The Company had a loan loss reserve for delinquent mortgage loans held in securitization trusts of $3.1 million as of March 31, 2008 and $1.6 million as of December 31, 2007.

The following table details loan summary information for loans held in securitization trust at March 31, 2008 (all amounts in thousands)

												Principal
												amount of
												loans
												subject to
								Periodic		Face	Carrying	delinquent
Description			Interest Rate %			Final Maturity		Payment		Amount	Amount	principal
Property		Loan						Term	Prior	of	of	or
Type	Balance	Count	Max	Min	Avg	Min	Max	(months)	Liens	Mortgage	Mortgage	interest
Single	<= $100	14	7.75	4.75	5.79	07/01/33	11/01/35	360	NA	$2,134	$947	$69
Family	<=$250	103	9.50	4.75	5.76	09/01/32	12/01/35	360	NA	19,537	18,489	246
	<=$500	160	7.63	4.25	5.67	09/01/32	01/01/36	360	NA	58,600	55,912	500
	<=$1,000	74	9.93	4.38	5.98	07/01/33	01/01/36	360	NA	53,496	51,689	3,417
	>$1,000	37	7.75	5.00	5.79	06/01/34	01/01/36	360	NA	65,127	64,503	-
	Summary	388	9.93	4.25	5.77	09/01/32	01/01/36	360	NA	$198,894	$191,540	$4,232
2-4	<= $100	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$80	$77	$-
FAMILY	<=$250	7	6.75	4.38	5.73	12/01/34	11/01/35	360	NA	1,365	1,288	-
	<=$500	25	7.63	5.13	5.98	09/01/34	01/01/36	360	NA	9,181	8,987	-
	<=$1,000	4	7.25	5.38	6.31	10/01/35	10/01/35	360	NA	3,068	3,052	517
	>$1,000	1	5.63	5.63	5.63	12/01/34	08/01/35	360	NA	2,600	2,600	-
	Summary	38	7.63	4.38	5.97	09/01/34	01/01/36	360	NA	$16,294	$16,004	$517
Condo	<= $100	18	7.13	4.38	5.95	01/01/35	12/01/35	360	NA	$2,648	$1,184	$-
	<=$250	97	7.88	4.50	5.75	08/01/32	01/01/36	360	NA	18,477	17,666	230
	<=$500	112	8.13	4.50	5.59	09/01/32	01/01/36	360	NA	39,556	38,271	775
	<=$1,000	41	7.88	4.50	5.54	08/01/33	11/01/35	360	NA	30,413	28,164	-
	>$1,000	16	7.25	4.63	5.60	07/01/34	09/01/35	360	NA	25,728	23,322	1,149
	Summary	284	8.13	4.38	5.66	08/01/32	01/01/36	360	NA	$116,822	$108,607	$2,154
CO-OP	<= $100	7	7.25	4.75	5.73	09/01/34	06/01/35	360	NA	$986	$399	$-
	<=$250	26	7.25	4.00	5.61	10/01/34	12/01/35	360	NA	4,829	4,522	-
	<=$500	55	7.75	4.50	5.61	08/01/34	12/01/35	360	NA	21,592	20,062	-
	<=$1,000	32	6.75	4.75	5.35	11/01/34	11/01/35	360	NA	23,282	22,435	-
	>$1,000	7	6.63	4.88	5.50	11/01/34	12/01/35	360	NA	9,814	9,595	-
	Summary	127	7.75	4.00	5.50	08/01/34	12/01/35	360	NA	$60,503	$57,013	$-
PUD	<= $100	2	5.63	5.25	5.44	07/01/35	07/01/35	360	NA	$438	$196	$-
	<=$250	29	7.75	4.63	5.84	07/01/33	12/01/35	360	NA	5,692	5,308	-
	<=$500	26	9.88	4.63	6.36	08/01/32	12/01/35	360	NA	9,426	8,878	-
	<=$1,000	9	7.50	4.75	5.84	09/01/33	12/01/35	360	NA	6,196	6,111	856
	>$1,000	4	7.22	5.63	6.21	04/01/34	12/01/35	360	NA	5,233	5,218	1,343
	Summary	70	9.88	4.63	6.04	08/01/32	01/01/36	360	NA	$26,985	$25,711	$2,199
Summary	<= $100	42	7.75	4.38	5.85	07/01/33	12/01/35	360	NA	$6,286	$2,803	$69
	<=$250	262	9.50	4.00	5.75	08/01/32	01/01/36	360	NA	49,900	47,273	476
	<=$500	378	9.88	4.25	5.67	08/01/32	01/01/36	360	NA	138,355	132,110	1,275
	<=$1,000	160	9.93	4.38	5.74	07/01/33	01/01/36	360	NA	116,455	111,451	4,790
	>$1,000	65	7.75	4.63	5.74	04/01/34	01/01/36	360	NA	108,502	105,238	2,492
	Grand Total	907	9.93	4.00	5.73	08/01/32	01/01/36	360	NA	$419,498	$398,875	$9,102

The following table details activity for loans held in securitization trust for the three months ended March 31, 2008.

	Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2008	$429,629	$2,733	$(1,647)	$430,715
Additions	-	-	-	-
principal repayments	(30,754)	-	-	(30,754)
Reserve for loan loss	-	-	(1,433)	(1,433)
Amortization for premium	-	(205)	-	(205)
Balance, March 31, 2008	$398,875	$2,528	$($3,080)	$398,323

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $8.0 million at March 31, 2008 versus $5.5 million at December 31, 2007.

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

Prepaid and other assets - Prepaid and other assets totaled $1.8 million as of March 31, 2008. Prepaid and other assets consist mainly of $1.3 million of capitalization expenses related to equity and bond issuance cost. These costs are being amortized into earnings over time related to the maturity of the underlying issuance. In addition, $0.3 million of capitalization servicing costs related to our fourth securitization accounted for as a sale.

Property and Equipment, Net - Property and equipment approximated $0.1 million as of March 31, 2008 and $0.1 million as of December 31, 2007 and have estimated lives ranging from three to ten years, and are stated at cost less accumulated depreciation and amortization. Depreciation is determined in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

Assets Related to Discontinued Operations:

Mortgage Loans Held for Sale - Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as “mortgage loans held for sale.” We had mortgage loans held for sale (net) of $6.2 million at March 31, 2008 as compared to $8.1 million at December 31, 2007.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of March 31, 2008, there were approximately $431.6 million of repurchase borrowings outstanding. Our repurchase agreements typically have terms of 30 days. As of March 31, 2008, the current weighted average borrowing rate on these financing facilities is 3.00%.

Collateralized Debt Obligations - As of March 31, 2008 we have Collateralized Debt Obligations outstanding of approximately $386.5 million with an average interest rate of 2.98%.

Subordinated Debentures - As of December 31, 2007, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s condensed consolidated balance sheet.

Convertible Preferred Debentures - As of March 31, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million. We issued these shares on January 18, 2008 to JMP Group, Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.10 per share. The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference. Pursuant to SFAS 150, because of this mandatory redemption feature, we classify these securities as convertible preferred debentures in the liability section of our balance sheet.

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

During the three months ended March 31, 2008, the Company terminated a total of $517.7 million notional intrest rate swaps resulting in a realized loss of $4.8 million.

The following table summarizes the estimated fair value of derivative assets as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	March 31, 2008	December 31, 2007
Derivative Assets:
Interest rate caps	$104	$416
Total derivative assets	$104	$416
Derivative Liabilities:
Interest rate swaps	$1,169	$3,517
Total derivative liabilities	$1,169	$3,517

Balance Sheet Analysis - Stockholders' Equity

Stockholders' equity at March 31, 2008 was $41.1 million and included $14.6 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive loss.

On February 21, 2008, the Company completed the issuance and sale of 15.0 million shares of its common stock in a private placement at a price of $4.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of $56.6 million after payment of private placement fees and expenses. In connection with the private offering of our common stock, we entered into the Common Stock Registration Rights Agreement, pursuant to which we were required, among other things, to file with the SEC a resale shelf registration statement registering for resale the 15.0 million shares sold in this private offering on or before March 12, 2008 and obtain listing for our common stock on the NASDAQ Stock Market on or before the effective date of the resale shelf registration statement. In the event we fail to satisfy these requirements, we may be subject to payment of liquidated damages to the investors in the transaction. The Company filed the resale shelf registration statement on April 4, 2008 and became effective on April 18, 2008. As a result, we incurred a penalty fee (liquidated damages) of approximately $0.2 million which was paid on May 2, 2008 and remain subject to the penalty until we obtain NASDAQ Stock Market listing for our common stock.

Prepayment Experience

The cumulative prepayment rate (“CPR”) on our mortgage portfolio averaged approximately 13% during the three months ended March 31, 2008 as compared to 19% for the three months ended March 31, 2007. CPRs on our purchased portfolio of investment securities averaged approximately 7% while the CPRs on mortgage loans held for investment or held in our securitization trusts averaged approximately 24% during the three months ended March 31, 2008. The CPR on our mortgage portfolio averaged 15% for the three months ended December 31, 2007. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

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

Other Operational Information

	March 31
	2008	2007(1)	% Change
	Total	Total
Loan officers	—	—	(100.0)%
Other employees	8	35	(95.6)%
Total employees	8	35	(98.3)%
Number of sales locations	—	—	0%

(1) The Company exited the mortgage lending business on March 31, 2007, which significantly reduced its staffing needs.

Comparative Net Loss (dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007	% Change
Net interest income (loss)	$1,274	$(253)	603.6%
Other Expense:
Loan losses	(1,433)	—	(100.0)%
Loss on securities and related hedges	(19,848)	—	(100.0)%
Total expenses	1,431	647	121.2%
Loss for continuing operations	(21,438)	(900)	2,282.0%
Income (loss) from discontinued operations	180	(3,841)	104.7%
Net loss	(21,258)	(4,741)	348.4%
Earnings (loss) per share	$(2.10)	$(1.31)	60.3%

For the three months ended March 31, 2008, we reported a net loss of $21.3 million, as compared to a net loss of $4.7 million. The increase in net loss of $16.6 million is primarily due to the $19.8 million realized loss on the sale of Agency securities and termination of related interest rate hedges and the $1.4 million increase in loan loss reserves incurred during the three months ended March 31, 2008. These losses were partially offset by a $2.0 million increase in net interest income for the quarter ended March 31, 2008 as compared to net interest income generated in the quarter ended March 31, 2007. The improvement in net interest income is primarily a result of improved margins for our investment portfolio.

Comparative Net Interest Income

The following table sets forth the changes in net interest income, yields earned on mortgage loans and securities and rates on financial arrangements for the three months ended March 31, 2008 and 2007 (dollar amounts in thousands, except as noted):

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$1,019.5	$13,346	5.24%	$1,017.9	$14,214	5.59%
Amortization of net premium	(0.3)	(93)	(0.04)%	4.8	(501)	(0.23)%
Interest income/weighted average	$1,019.2	$13,253	5.20%	$1,022.7	$13,713	5.36%

Interest expense:
Investment securities and loans held in the securitization trusts	$957.2	$10,514	4.35%	$980.3	$13,084	5.34%
Subordinated debentures	45.0	959	8.43%	45.0	882	7.84%
Convertible preferred debentures	20.0	506	10%	—	—	—
Interest expense/weighted average	$1,022.2	$11,979	4.64%	$1,025.3	$13,966	5.45%
Net interest income (expense)/weighted average		$1,274	0.56%		$(253)	(0.09)%

The increase in net interest income is due to a more favorable interest rate environment and also results from the significant restructuring of our portfolio since the quarter ended March 31, 2007.

The following table sets forth the net interest spread since inception for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trusts, excluding the costs of our subordinated debentures.

Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

Comparative Expenses

	For the Three Months Ended March 31,
	2008	2007	% Change
Salaries and benefits	$313	$345	(9.3)%
Marketing and promotion	39	23	69.6%
Data processing and communications	63	37	70.3%
Professional fees	352	100	252.0%
Depreciation and amortization	75	68	10.3%
Other	589	74	695.9%
Total Expenses	$1,431	$647	121.2%

The increase in professional fees of $0.3 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is due mainly to 100% allocation of accounting fees to our continuing operation. Previously costs were allocated to both our continuing operations and discontinued mortgage operation. The increase in other expenses of $0.5 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is due primarily to $0.1 million in management fees paid to JMPAM pursuant to the advisory agreement, $0.2 million in penalty fees owed to certain holders of our common stock pursuant to the Common Stock Registration Rights Agreement and a change in allocation of certain expenses previously allocated to the discontinued mortgage lending operation including D&O insurance premiums of $0.2 million.

Discontinued Operation

	For the Three Months Ended March 31,
	2008	2007	% Change
Revenues:
Net interest income	$153	$596	(74.3)%
Gain on sale of mortgage loans	—	2,337	(100.0)%
Loan loss	(398)	(3,161)	(87.4)%
Brokered loan fees	—	2,135	(100.0)%
Gain on sale of retail lending segment	—	5,160	(100.0)%
Other income	416	27	1,440.7%
Total net revenues	$171	$7,094	(97.6)%

Expenses:
Salaries, commissions and benefits	$50	$5,006	(99.0)%
Brokered loan expenses	—	1,723	(100.0)%
Occupancy and equipment	(136)	1,312	(110.4)%
General and administrative	77	2,894	(97.3)%
Total expenses	(9)	10,935	(100.1)%
Income (loss) before income tax benefit	180	(3,841)	104.7%
Income tax benefit	—	—	0%
Income (loss) from discontinued operations - net of tax	$180	$(3,841)	104.7%

Substantially all of the decreases in revenues and expenses in the discontinued operation are due to the Company's exit from the mortgage lending business in the first quarter of 2007.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. However, in March 2008, news of potential security liquidations by certain of our competitors negatively impacted the market value of certain of the investment securities in our portfolio. In connection with this market disruption and the anticipated increase in collateral requirements by our lenders as a result of such decrease in the market value of such securities, we elected to increase our liquidity by reducing our leverage through the sale of an aggregate of approximately $592.8 million of Agency MBS, which resulted in an aggregate loss of approximately $17.1 million, including losses related to the termination of interest rate swaps. At March 31, 2008, we had cash balances of $8.0 million, $29.9 million in unencumbered securities and borrowings of $431.6 million under outstanding repurchase agreements. At March 31, 2008, we also had longer-term capital resources, including CDOs outstanding of $386.5 million and subordinated debt of $45.0 million. In addition, the Company received net proceeds of $19.6 million and $56.6 million from private offerings of its Series A Preferred Stock and common stock, respectively, in January and February 2008. The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $4.00 per share of common stock, which represents a conversion rate of five shares of common stock for each share of Series A Preferred Stock, and matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference. As of the date of this report, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months, absent any significant decline in financing availability or significant increase in cost to obtain financing. However, should further volatility and deterioration in the broader residential mortgage and MBS markets occur in the future, we cannot assure you that our existing sources of liquidity will be sufficient to meet our liquidity requirements during the next 12 months.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with six different financial institutions as of March 31, 2008. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, whether as a result of interest rate changes, concern regarding the fair value of our mortgage-backed securities portfolio, or other liquidity concerns in the credit markets, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover because these lines of financing are not committed, the counterparty can call the loan at any time. In the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.  External disruptions to credit markets might also impair access to additional liquidity.

In addition, in response to the March 2008 market disruption, investors and financial institutions that lend in the mortgage securities repurchase market, including the lenders under our repurchase agreements, have further tightened lending standards in an effort to reduce the leverage of their borrowers. While the haircut required by our lenders increased in 2007, primarily on non-Agency MBS, during March 2008, we have experienced further increases in the amount of haircut required to obtain financing for both our Agency MBS and non-Agency MBS. As of March 31, 2008, our MBS securities portfolio consisted of approximately of $486.0 million of Agency MBS and $26.5 million of non-Agency MBS, which was financed with approximately $431.6 million of repurchase agreement borrowing with an average haircut of 9%. Although average haircuts have stabilized in the second quarter, if the haircuts required by our lenders increase again, our profitability and liquidity will be materially adversely affected.

To finance our MBS investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity, however given the current disruptions in the credit markets we have lowered our target leverage to seven to 10 times. At March 31, 2008 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and the convertible preferred debentures, was 7:1. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreements calculate our leverage.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At March 31, 2008, we had $168.1 million in interest rate swaps outstanding. Should market rates for similar term interest rate swaps drop below the rates we have entered into on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity. The weighted average maturity of the swaps was 4.4 years at March 31, 2008.

Our ability to sell approximately $6.2 million, net of loan loss reserve, of mortgage loans we own could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss. Currently these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by that breach in the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; more recently we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. As of March 31, 2008 the amount of repurchase requests outstanding was approximately $4.7 million, against which we had a reserve of approximately $0.7 million. We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all. If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected. In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

On March 31, 2008, we paid a $0.50 per share cash dividend, or approximately $0.5 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of March 31, 2008. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year (or $0.50 per share per quarter), subject to increase to the extent any future quarterly common stock dividends exceed $0.10 per share.

The Company declared in April 2008 a first quarter cash dividend of $0.06 per share on our common stock to holders of record of April 30, 2008. The dividend is payable on May 15, 2008, and will be paid out of the Company’s current working capital.This dividend represents the first dividend paid on shares of the Company’s common stock since the Board of Directors elected to suspend the dividend in July 2007. Our board of directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when the board of directors declares a dividend.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of our MBS and ARM loans we manage and hold in our investment portfolio, the variable-rate borrowings we use to finance our portfolio, and the interest rate swaps and caps we use to hedge our portfolio. All of our interest rate related market risk sensitive assets, liabilities and related derivative positions are managed with a long term perspective and are not for trading purposes.

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

Our CMO Floaters have interest rates that adjust monthly, at a margin over LIBOR, as do the repurchase agreement liabilities that we use to finance those Floaters.

Our hybrid ARM assets reset on various dates that are not matched to the reset dates on our repurchase agreements.  In general, the repricing of our repurchase agreements occurs more quickly than the repricing of our assets. First, our floating rate borrowings may react to changes in interest rates before our adjustable rate assets because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the ARM assets. Second, interest rates on ARM assets may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Third, our adjustable rate assets typically lag changes in the applicable interest rate indices by 45 days due to the notice period provided to ARM borrowers when the interest rates on their loans are scheduled to change.

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

Based on the results of the model, as of March 31, 2008, changes in interest rates would have the following effect on net interest income: (Dollar amounts in thousands)

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income

+200	$(6,561)
+100	$(4,148)
-100	$4,453

Interest rate changes may also impact our net book value as our mortgage assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decreases and as interest rates decrease, the value of such investments will increase. In general, we would expect however that, over time, decreases in the value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in value of our interest rate swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. Unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of March 31, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The Company adopted SFAS 157 effective January 1, 2008, and accordingly, all assets and liabilities measured at fair value will utilize valuation methodologies in accordance with the statement.  The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy established by SFAS 157 are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following describes the valuation methodologies used for the Company’s financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

a. Investment Securities Available for Sale - Fair value is generally based on market prices provided by five to seven dealers who make markets in these financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or Interest Rate Swap Cure as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company’s investment securities are primarily valued based upon readily observable market parameters and are classified as Level 2 fair values.

b. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes. The model utilized readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves. The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2008, on the condensed consolidated balance sheet by the applicable FAS 157 valuation hierarchy.

	Fair Value at March 31, 2008
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$—	$512,550	$—	$512,550
Mortgage loans held for sale (net)	—	—	6,209	6,209
Interest rate caps	—	104	—	104
Total assets carried at fair value	$—	$512,654	$6,209	$518,863

Liabilities:
Interest rate swaps	$—	$1,169	$—	$1,169
Total liabilities carried at fair value	$—	$1,169	$—	$1,169

The fair value of our mortgage loans held for sale (net) decreased by $0.4 million during the period that commenced on January 1, 2008 and ended on March 31, 2008. This decrease in fair value of our mortgage loans held for sale (net) is included in loan loss in our discontinued operations.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate. There has been no change in valuation methodology since the previous period. As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  This condition could cause the Company’s financial instruments to be reclassified from Level 2 to Level 3 in the future.

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

As a financial institution that has only invested in U.S.-dollar denominated instruments, primarily residential mortgage instruments, and has only borrowed money in the domestic market, we are not subject to foreign currency exchange or commodity price risk. Rather, our market risk exposure is largely due to interest rate risk. Interest rate risk impacts our interest income, interest expense and the market value on a large portion of our assets and liabilities. In managing interest rate risk, we attempt to maximize earnings and to preserve capital by minimizing the negative impacts of changing market rates, asset and liability mix, and prepayment activity.

The table below presents the sensitivity of the market value changes of our portfolio using a discounted cash flow simulation model. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates, as well as this same value expressed in years - a measure commonly referred to as duration. Positive portfolio duration indicates that the market value of the total portfolio will decline if interest rates rise and increase if interest rates decline. The closer duration is to zero, the less interest rate changes are expected to affect earnings.

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

Market Value Changes
(Dollar amount in thousands)

Changes in Interest Rates	Changes in Market Value	Net Duration
+200	(16,955)	0.66 years
+100	(7,349)	0.36 years
Base	—	0.32 years
-100	5,563	(0.03) years

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

Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. The volume and quality of such incoming cash flows can be impacted by severe and immediate changes in interest rates. If rates increase dramatically, our short-term funding costs will increase quickly. While many of our Agency securities are hybrid ARMs, they typically will not reset as quickly as our funding costs creating a reduction in incoming cash flow. Our derivative financial instruments are used to mitigate the effect of interest rate volatility.

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to meet commitments on a timely and cost-effective basis. Our principal sources of liquidity are the repurchase agreement market, the issuance of CDOs, loan warehouse facilities, principal and interest payments from portfolio assets and, when market conditions permit, the issuance of common or preferred equity.

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

For the three months ended March 31, 2008, our mortgage assets paid down at an approximate average annualized constant paydown rate (“CPR”) of 13%, compared to 19% for the comparable period in 2007 and 15% for the quarter ended December 31, 2007. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our MBS or mortgage loans held in securitization trusts. The Company minimizes the principal risk related to MBS securities by focusing its investment strategy on Agency MBS as well as the highest rated securities for non-Agency securities. As of March 31, 2008 the Company had $512.6 million in MBS securities of which 94.8% were Agency MBS and 5.0% were rated AAA.

With regard to loans included in our securitization trusts, factors such as FICO score, LTV, debt-to-income ratio, and other borrower and collateral factors were evaluated. Credit enhancement features, such as mortgage insurance were also factored into the credit decision. In some instances, when the borrower exhibited strong compensating factors, exceptions to the underwriting guidelines were approved.

Our mortgage loans held in securitization trusts are concentrated in geographic markets that are generally supply constrained. We believe that these markets have less exposure to sudden declines in housing values than those markets which have an oversupply of housing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2008, there have been no material developments or changes to the information contained in Item 3 (“Legal Proceedings”) of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Under the Common Stock Registration Rights Agreement we entered in connection with our private placement of common stock in February 2008, we have paid, and may be required to pay in the future, liquidated damages to the holders of the shares of common stock purchased in that private placement if we breach certain provisions.

Under the registration rights agreement we entered in connection with our private placement of common stock in February 2008, we will pay liquidated damages if any of the following events occur: (i) we fail to file a registration statement covering all of the shares sold in that private placement before the filing deadline; (ii) a registration statement covering all of the shares sold in that private placement is not declared effective prior to the effectiveness deadline; (iii) the registration statement is not continuously kept effective, except during an allowable grace period; (iv) a grace period exceeds the allowable grace period under the registration rights agreement; (v) the shares sold in that private placement may not be sold pursuant to Rule 144 under the Securities Act due to our failure to satisfy the adequate public information condition of Rule 144(c) under the Securities Act; or (vi) we fail to obtain NASDAQ Stock Market listing for our common stock on or before first date the registration statement covering all of the shares sold in that private placement is declared effective. The liquidated damages are payable in an amount equal to the product of one-thirtieth of (i) 0.5% multiplied by $4.00 for each day that such events shall occur and be continuing during the first 90 days of such non-compliance, and (ii) 1.0% multiplied by $4.00 for each day after the 90th day of such non-compliance for each share sold in the February 2008 private placement which is then held by the investors from that offering.

We filed a resale shelf registration statement registering for resale the 15.0 million shares of common stock sold in our February 2008 private placement on April 4, 2008, approximately 23 days after the filing deadline, and paid liquidated damages of approximately $0.2 million in the aggregate on May 2, 2008 to the holders of these shares. The resale shelf registration statement was declared effective by the SEC on April 18, 2008. Because the market price for our common stock is substantially below the minimum listing price required for listing on the NASDAQ Stock Market, we have not yet obtained NASDAQ Stock Market listing for our common stock, and as a result, have been subject to the liquidated damages penalty since April 19, 2008. Although we intend to request from these stockholders a waiver of the damages for this breach and expect to effect a one-for-two reverse stock split during May 2008 to satisfy the minimum price requirement to obtain NASDAQ Stock Market listing, we cannot assure you that we will be successful obtaining the waiver or NASDAQ Stock Market listing. In the event we fail to obtain NASDAQ Stock Market listing, we will continue to be subject to the liquidated damages penalty, the continuance of which could have a material adverse effect on our financial condition and results of operations.

Our alternative mortgage-related investment strategy to be managed by JMPAM may be subject to losses.

Upon commencement of our alternative mortgage-related investment strategy, we intend to invest capital from the Managed Subsidiaries by acquiring equity interests in unaffiliated third party entities, or Funds, that acquire or manage a portfolio of non-Agency MBS, some or all of which may be classified as non-investment grade. Pursuant to the advisory agreement between JMPAM and us, JMPAM will manage this alternative mortgage-related investment strategy. Non-Agency MBS are generally subject to a higher risk of default than Agency or investment grade MBS. In addition, non-Agency MBS have been more susceptible to downgrades from the Ratings Agencies due to a number of factors, including greater than expected delinquencies, defaults or credit losses, any of which may reduce the market value of such securities. As a result, we may invest in Funds that overestimate the potential credit worthiness of the mortgage loans underlying the non-Agency MBS they manage or seek to invest in. Greater than expected delinquencies, defaults or credit losses on such securities may result in substantial losses to and possible liquidation of the Funds that manage and invest in such securities. Because we intend our alternative mortgage-related investments to take the form of an equity investment in these Funds, in the event one or more of these Funds becomes distressed, thereby resulting in a liquidation of such Fund’s assets, holders of debt and senior preferred securities and lenders with respect to other borrowings of such Fund will receive a distribution of the Fund’s available assets prior to us. If one or more of the Funds in which we invest incur significant losses, we may lose some or all of our investment in these Funds and this could have a material adverse effect on our liquidity, financial condition and ability to make distributions to our stockholders.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 14, 2008	By:	/s/ David A. Akre
David A. Akre Co-Chief Executive Officer

Date: May 14, 2008	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1(a)	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 4, 2007.)

3.1(c)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 4, 2007.)

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant's Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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

10.1
Amendment No. 5 to Stock Purchase Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule I to the Stock Purchase Agreement, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.2
Registration Rights Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule I to the Stock Purchase Agreement, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.3
Advisory Agreement, by and among New York Mortgage Trust, Inc., Hypotheca Capital, LLC, New York Mortgage Funding, LLC and JMP Asset Management LLC, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.4
Employment Agreement, by and between New York Mortgage Trust, Inc. and David A. Akre, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.5
Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.6
Form of Purchase Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule A thereto, dated as of February 14, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.7
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