Form 10-Q
period 2008-06-30
NEW YORK MORTGAGE TRUST INC
filed 2008-08-11
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-32216

NEW YORK MORTGAGE TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-0934168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

52 Vanderbilt Avenue, Suite 403, New York, New York 10017
(Address of Principal Executive Office) (Zip Code)

(212) 792-0107
(Registrant's Telephone Number, Including Area Code)

1301 Avenue of the Americas, New Yok, New York 10019
(Former Name, Former Address and Former Fiscal year, if Changed Since
Last Report)

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
Yes  ☐   No ☒

The number of shares of the registrant's common stock, par value $.01 per share, outstanding on August 8, 2008 was 9,320,104

NEW YORK MORTGAGE TRUST, INC.
FORM 10-Q

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share data)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$4,938	$5,508
Restricted cash	1,229	7,515
Investment securities - available for sale	499,404	350,484
Accounts and accrued interest receivable	3,278	3,485
Mortgage loans held in securitization trusts (net)	376,984	430,715
Derivative assets	2,440	416
Prepaid and other assets	2,336	2,262
Assets related to discontinued operation	6,702	8,876
Total Assets	$897,311	$809,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$417,949	$315,714
Collateralized debt obligations	365,200	417,027
Derivative liabilities	—	3,517
Accounts payable and accrued expenses	4,689	3,752
Subordinated debentures	45,000	45,000
Convertible preferred debentures	19,627	-
Liabilities related to discontinued operation	2,925	5,833
Total liabilities	855,390	790,843
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 9,320,104 shares issued and outstanding at June 30, 2008 and 1,817,927 shares issued and outstanding at December 31, 2007	93	18
Additional paid-in capital	153,251	99,357
Accumulated other comprehensive loss	(12,421)	(1,950)
Accumulated deficit	(99,002)	(79,007)
Total stockholders' equity	41,921	18,418
Total Liabilities and Stockholders' Equity	$897,311	$809,261

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Interest income-investment securities and loans held in securitization trusts	$10,755	$12,898	$24,008	$26,611
Interest expense-investment securities and loans held in securitization trusts	6,791	11,892	17,305	24,976
Net interest income from investment securities and loans held in securitization trusts	3,964	1,006	6,703	1,635

Interest expense - subordinated debentures	896	894	1,855	1,776
Interest expense – convertible preferred debentures	569	—	1,075	—
Net interest income (expense)	2,499	112	3,773	(141)
OTHER EXPENSE:
Loan losses	(22)	(940)	(1,455)	(940)
Loss on securities and related hedges	(83)	(3,821)	(19,931)	(3,821)
Total other expense	(105)	(4,761)	(21,386)	(4,761)
EXPENSES:
Salaries and benefits	417	151	730	496
Marketing and promotion	53	39	92	62
Data processing and communications	75	56	138	93
Professional fees	346	105	698	205
Depreciation and amortization	74	81	149	149
Other	995	97	1,584	171
Total expenses	1,960	529	3,391	1,176
INCOME (LOSS) FROM CONTINUING OPERATIONS	434	(5,178)	(21,004)	(6,078)
Income (Loss) from discontinued operation - net of tax	829	(9,018)	1,009	(12,859)
NET INCOME (LOSS)	$1,263	$(14,196)	$(19,995)	$(18,937)
Basic income (loss) per share	$0.14	$(7.84)	$(2.77)	$(10.46)
Diluted income (loss) per share	$0.14	$(7.84)	$(2.77)	$(10.46)
Weighted average shares outstanding-basic	9,320	1,811	7,218	1,810
Weighted average shares outstanding- diluted	9,320	1,811	7,218	1,810

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30, 2008
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2008 - Stockholders' Equity	$18	$99,357	$(1,950)	$(79,007)	$18,418
Comprehensive Income:
Net loss	—	—	—	(19,995)	(19,995)
Other comprehensive loss:
Increase in net unrealized loss on available for sale securities	—	—	(12,994)	—	(12,994)
Increase in net unrealized gain on derivative instruments	—	—	2,523	—	2,523
Dividends		(2,610)	—	—	(2,610)
Common Stock Issuance	75	56,504	—	—	56,579
Balance, June 30, 2008 - Stockholders' Equity	$93	$153,251	$(12,421)	$(99,002)	$41,921

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(19,995)	$(18,937)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	721	601
Amortization of premium on investment securities and mortgage loans held in securitization trusts	498	1,103
Origination of mortgage loans held for sale	—	(300,863)
Proceeds from sales or repayments of mortgage loans	1,844	398,418
Restricted stock compensation expense	—	467
Loss of securities and related hedges	19,931	3,821
Gain on sale of retail lending segment	—	(4,946)
Loan losses	799	6,372
Other	—	714
Changes in operating assets and liabilities:
Due from loan purchasers	—	87,982
Escrow deposits - pending loan closings	—	3,814
Accounts and accrued interest receivable	193	2,009
Prepaid and other assets	78	1,946
Due to loan purchasers	185	(7,162)
Accounts payable and accrued expenses	(3,323)	(3,452)
Other liabilities	—	(96)
Net cash provided by operating activities:	931	171,791

Cash Flows from Investing Activities:
Restricted cash	6,286	(1,047)
Purchases of investment securities	(825,933)	(49,557)
Proceeds from sale of investment securities	601,309	—
Principal repayments received on mortgage loans held in securitization trusts	52,293	82,136
Principal paydown on investment securities - available for sale	47,692	82,622
Proceeds from sale of retail lending platform	—	12,936
Purchases of property and equipment	—	(396)
Disposal of fixed assets	11	485
Net cash (used in) provided by investing activities	(118,342)	127,179

Cash Flows from Financing Activities:
Proceeds from common stock issued (net)	56,579	—
Proceeds from convertible preferred debentures (net)	19,553	—
Payments made for termination of swaps	(8,333)	—
Increase (decrease) in financing arrangements	102,235	(564,544)
Collateralized debt obligation borrowings	—	315,908
Collateralized debt obligation paydowns	(52,075)	(47,594)
Common stock dividends paid	(1,118)	(1,826)
Net cash provided by (used in) financing activities	116,841	(298,056)

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Net (Decrease) Increase in Cash and Cash Equivalents	(570)	914
Cash and Cash Equivalents - Beginning of Period	5,508	969
Cash and Cash Equivalents - End of Period	$4,938	$1,883

Supplemental Disclosure
Cash paid for interest	$21,244	$29,613
Non Cash Financing Activities
Dividends declared to be paid in subsequent period	$1,492	$—

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

1.	Organization and Summary of Significant Accounting Policies

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

In connection with the sale of the assets of our wholesale mortgage origination platform assets to Tribeca Lending Corp. (“Tribeca Lending”) on February 22, 2007 and the sale of the assets of our retail mortgage lending platform, Indymac Bank, F.S.B. (“Indymac”) on March 31, 2007, we classified our mortgage lending business as a discontinued operation in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets . As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to the discontinued operation for all periods presented in the accompanying condensed consolidated financial statements, except for the condensed consolidated statements of cash flows. Certain assets and liabilities, not assigned to Indymac or Tribeca Lending have become part of the ongoing operations of NYMT and accordingly, have not been classified as a discontinued operation in accordance with the provisions of SFAS No. 144 (see note 7).

Under the advisory agreement with JMP Asset Management LLC (“JMPAM”), which was entered into concurrent with our issuance of 1.0 million shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) to JMP Group, Inc. and certain of its affiliates, JMPAM advises two of our wholly-owned subsidiaries, Hypotheca Capital, LLC (formerly known as The New York Mortgage Company, LLC) (“HC”) and New York Mortgage Funding, LLC, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by JMPAM. We refer to these subsidiaries in our periodic reports filed with the Securities and Exchange Commission (“SEC”) as the “Managed Subsidiaries.” As an advisor to the Managed Subsidiaries, we expect that JMPAM will focus on the acquisition of alternative mortgage related investments. As of the date of the filing of this report, we have not commenced investments pursuant to this strategy; however, this strategy, if and when implemented, will vary from our core strategy and we can provide no assurance that we will be successful at implementing any alternative investment strategy.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Basis of Presentation - The condensed consolidated balance sheets at June 30, 2008, the condensed consolidated statements of operations for the three months and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements include our accounts and that of our consolidated subsidiaries. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Board of Directors declared a one for five reverse stock split of our common stock, as of October 9, 2007 and a one for two reverse stock split of our common stock, as of May 29, 2008, decreasing the number of common shares then outstanding to approximately 9.3 million. Prior and current period share amounts and earnings per share disclosures have been restated to reflect the reverse stock split. In addition, the terms of our Series A Preferred Stock provide that the conversion rate for the Series A Preferred Stock be appropriately adjusted to reflect any reverse stock split. As a result, the description of our Series A Preferred Stock reflects the May 2008 reverse stock split.

New Accounting Pronouncements - On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

The changes to previous practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The definition of fair value retains the exchange price notion used in earlier definitions of fair value.  SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  SFAS No. 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS No. 157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date (see note 10).

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which provides companies with an option to report selected financial assets and liabilities at fair value.

The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company’s adoption of SFAS No. 159 did not have a material impact on the condensed consolidated financial statements as the Company did not elect the fair value option for any of its existing financial assets or liabilities as of January 1, 2008.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards . EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2008, and the Company expects to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2009. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material effect on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141, Business Combinations and issued SFAS 141(R) Business Combinations.  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition.  SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for all transactions the Company closes, on or after January 1, 2009.  We are currently evaluating the impact SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.  SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company on January 1, 2009 and most of its provisions will apply prospectively. We are currently evaluating the impact SFAS No. 160 will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions . SFAS No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for the Company’s fiscal years beginning after November 15, 2010, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition and cash flows. Adoption of FSP No. 140-3 will have no effect on the Company’s results of operations.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements the Company’s issues for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009. Because SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The adoption of this FSP would affect the accounting for our convertible preferred debentures. The FSP requires the initial proceeds from the sale of our convertible preferred debentures to be allocated between a liability component and an equity component. The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP would be effective for our fiscal year beginning on January 1, 2009 and requires retroactive application. We are currently evaluating the impact of the FSP on our financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

2. Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	June 30, 2008	December 31, 2007

Amortized cost	$512,398	$350,484
Gross unrealized losses	(12,994)	—
Fair value	$499,404	$350,484

During March 2008, news of security liquidations increased the volatility of many financial assets, including those held in our portfolio. The significant liquidation of MBS by several large financial institutions in early March 2008 caused a significant decline in the fair market value of our MBS portfolio, including Agency ARM MBS and CMO Floaters that we pledge as collateral for borrowings under our repurchase agreements. As a result of the significant decline in the fair value of our Agency securities, as determined by the lenders under our repurchase agreements, the haircut required by our lenders to obtain new or additional financing on these securities experienced, in some cases, a significant increase. As of June 30, 2008, the average haircut on the CMO Floaters in our portfolio was 12% or an advance rate of 88%, as compared to 5% or an advance rate of 95% at December 31, 2007. As a result of the combination of lower fair values on our Agency securities and rising haircut requirements to finance those securities, we elected to improve our liquidity position by selling approximately $592.8 million of Agency MBS securities, including $516.4 million of Agency ARM MBS and $76.4 million of CMO Floaters from our portfolio in March 2008. The sales resulted in a realized loss of $15.0 million.

As result of the timing of these sales occurring prior to the release of our December 31, 2007 results, the Company determined that the unrealized losses on our entire MBS securities portfolio were considered to be other than temporarily impaired as of December 31, 2007 and incurred an $8.5 million impairment charge for the quarter ended December 31, 2007.

As of June 30, 2008 and the date of this filing, we have the intent, and believe we have the ability, to hold our portfolio of securities which are currently in unrealized loss positions until recovery of their amortized cost, which  may be until maturity.  Given the uncertain state of the market for such securities, should conditions change that would require us to sell securities at a loss, we may no longer be able to assert that we have the ability to hold our remaining securities until recovery, and we would then be required to record impairment charges related to these securities. Substantially all of the Company's investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 5).

All securities held in Investment Securities Available for Sale, including Agency, investment and non-investment grade securities, are based on unadjusted price quotes for similar securities in active markets and are categorized as Level 2 per SFAS No. 157 (see note 10).

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

The following tables set forth the stated reset periods and weighted average yields of our investment securities at June 30, 2008: (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO floaters	$199,349	3.93%	$—	—	$—	—	$199,349	3.93%
Agency Hybrid ARM securities	—	—	—	—	272,948	4.70%	272,948	4.70%
Non-Agency floaters	24,552	6.00%	—	—	—	—	24,552	6.00%
NYMT Retained Securities (1)	2,158	5.67%	—	—	397	11.69%	2,555	9.03%
Total/Weighted average	$226,059	4.20%	$—	—	$273,345	4.77%	$499,404	4.50%

(1) The NYMT retained securities includes $0.4 million of residual interests related to the NYMT 2006-1 transaction.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2007 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$318,689	5.55%	$—	—	$—	—	$318,689	5.55%
Non-Agency Floaters	28,401	5.50%	—	—	—	—	28,401	5.50%
NYMT Retained Securities (2)	2,165	6.28%	—	—	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$—	—	$1,229	12.99%	$350,484	5.61%

(2) The NYMT retained securities includes $1.2 million of residual interests related to the NYMT 2006-1 transaction.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

The following table presents the Company's investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008. There were no unrealized positions as of December 31, 2007 as the Company incurred an $8.5 million impairment charge (dollar amounts in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2008	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency REMIC CMO floaters	$199,349	$6,349	$—	$—	$199,349	$6,349
Agency Hybrid ARM securities	272,948	2,673	—	—	272,948	2,673
Non-Agency floaters	24,552	3,135	—	—	24,552	3,135
NYMT retained securities	2,555	837	—	—	2,555	837
Total	$499,404	$12,994	$—	$—	$499,404	$12,994

3. Mortgage Loans Held in Securitization Trusts (net)

Mortgage loans held in securitization trusts consist of the following as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	June 30, 2008	December 31, 2007

Mortgage loans principal amount	$377,336	$429,629
Deferred origination costs – net	2,386	2,733
Reserve for loan losses	(2,738)	(1,647)
Total mortgage loans held in securitization trusts (net)	$376,984	$430,715

Reserve for Loan losses - The following table presents the activity in the Company's reserve for loan losses on mortgage loans held in securitization trusts for the six months ended June 30, 2008 and 2007 (dollar amounts in thousands).

	June 30,
	2008	2007

Balance at beginning of period	$1,647	$—
Provisions for loan losses	1,455	940
Charge-offs	(364)	—
Balance of the end of period	$2,738	$940

All of the Company's mortgage loans held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDO”) (see note 6). The Company’s net investment, the difference between the carrying amount of the loans and the amount of CDO outstanding, as of June 30, 2008 was $11.8 million.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

The following tables set forth delinquent loans in our portfolio as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

June 30, 2008
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$2,256	0.60%
61-90	—	—	—%
90+	12	6,843	1.81%
Real estate owned through foreclosure	3	$3,747	0.99%

December 31, 2007
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	—	$—	—%
61-90	2	1,859	0.43%
90+	12	6,910	1.61%
Real estate owned through foreclosure	4	$4,145	0.96%

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

4. Derivative Instruments and Hedging Activities

The Company enters into derivatives to manage its interest rate and market risk exposure associated with its MBS investment activities and its subordinated debentures. These derivatives include interest rate swaps and caps to mitigate the effects of major interest rate changes on net investment spread.

During the six months ended June 30, 2008, the Company terminated a total of $517.7 million of notional interest rate swaps resulting in a realized loss of $4.8 million.

The following table summarizes the estimated fair value of derivative assets and liabilities as of June 30, 2008 and December 31, 2007 (see Note 10) (dollar amounts in thousands):

	June 30, 2008	December 31, 2007
Derivative Assets:
Interest rate caps	$355	$416
Interest rate swaps	2,085
Total derivative assets	$2,440	$416

Derivative Liabilities:
Interest rate swaps	$—	$3,517
Total derivative liabilities	$—	$3,517

The notional amounts of the Company's interest rate swaps and interest rate caps as of June 30, 2008 were $158.0 million and $687.6 million, respectively.

The notional amounts of the Company's interest rate swaps and interest rate caps as of December 31, 2007 were $220.0 million and $749.6 million, respectively.

The Company estimates that over the next 12 months, approximately $27,000 of the net unrealized gains on the interest rate swaps will be reclassified from accumulated OCI into earnings.

The Company received $0.8 million in cash related to margin owed to the Company for interest rate swaps as of June 30, 2008 and had $4.7 million of restricted cash related to margin posted for interest rate swaps as of December 31, 2007. The Company is required to post margin in the form of either cash or Agency ARM MBS to cover fair value deficits from our interest rate swap counterparties.

5. Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its mortgage-backed securities portfolio. The repurchase agreements are short-term borrowings that bear interest rates based on a spread to LIBOR, and are secured by the MBS which they finance. At June 30, 2008, the Company had repurchase agreements with an outstanding balance of $417.9 million and a weighted average interest rate of 2.60%. As of December 31, 2007, the Company had repurchase agreements with an outstanding balance of $315.7 million and a weighted average interest rate of 5.02%. At June 30, 2008 and December 31, 2007, securities pledged as collateral for repurchase agreements had estimated fair values of $466.8 million and $337.4 million, respectively. All outstanding borrowings under our repurchase agreements mature within 30 days. As of June 30, 2008, the average days to maturity for all repurchase agreements are 17 days. The Company had outstanding repurchase agreements with seven different financial institutions as of June 30, 2008 as compared to four as of December 31, 2007.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

As of June 30, 2008, our Agency ARM MBS are financed with $242.1 million of repurchase agreement funding with an advance rate of 94% that implies a haircut of 6%, our Agency CMO floaters are financed with $160.0 million of repurchase agreement financing equating to an advance rate of 88% that implies a haircut of 12% and the non-Agency CMO floater was financed with $15.9 million of repurchase agreements funding with an advance rate of 80% or a 20% haircut.  As discussed in Note 2, we experienced a combination of declining fair market value for the securities in our portfolio and increasing haircut requirement in March 2008 that resulted in our selling approximately $592.8 million of Agency MBS in our portfolio during March 2008. We undertook these actions to reduce our leverage and improve our liquidity position.

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

As of June 30, 2008, the Company had $4.9 million in cash and $31.9 million in unencumbered securities including $25.0 million in Agency MBS to meet additional haircut or market valuation requirements.

6. Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of June 30, 2008 and December 31, 2007, the Company had CDOs outstanding of $365.2 million and $417.0 million, respectively. As of June 30, 2008 and December 31, 2007, the current weighted average interest rate on these CDOs was 2.87% and 5.25%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $377.3 million and $429.6 million at June 30, 2008 and December 31, 2007, respectively. The Company retained the owner trust certificates, or residual interest for the three securitizations, and, as of June 30, 2008 and December 31, 2007, had net investment after loan loss reserves of $11.8 million and $13.7 million, respectively.

The CDO transactions include an amortizing interest rate cap contracts with a notional amount of $255.9 million as of June 30, 2008 and a notional amount of $286.9 million as of December 31, 2007, which is recorded as an asset of the Company. The interest rate caps are carried at fair value and totaled $0.2 million as of June 30, 2008 and $0.1 million as of December 31, 2007, respectively. The interest rate cap reduces interest rate exposure on these transactions.

7. Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation in accordance with the provisions of SFAS No. 144. As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac, will become part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation in accordance with the provisions of SFAS No. 144.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Balance Sheet Data

The components of assets related to the discontinued operation as of June 30, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	June 30, 2008	December 31, 2007
Accounts and accrued interest receivable	$65	$51
Mortgage loans held for sale (net of reserves of $1.2 million as of June 30, 2008 and $1.5 million as of December 31, 2007)	6,200	8,077
Prepaid and other assets	437	737
Property and equipment, net	—	11
Total assets	$6,702	$8,876

The components of liabilities related to the discontinued operation as of June 30, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	June 30, 2008	December 31, 2007

Due to loan purchasers	$755	$894
Accounts payable and accrued expenses	2,170	4,939
Total liabilities	$2,925	$5,833

Statements of Operations Data

The statements of operations of the discontinued operation for the three and six months ended June 30, 2008 and 2007 are as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$762	$(5,178)	$933	$1,916
Expenses	(67)	3,840	(76)	14,775
Loss from discontinued operations - net of tax	829	(9,018)	1,009	(12,859)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

8. Commitments and Contingencies

Loans Sold to Investors - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company has not repurchased loans for the three months ended June 30, 2008.

As of June 30, 2008 we had a total of $1.5 million of unresolved repurchase requests, against which the Company has a reserve of approximately $0.5 million. The reserve is based on one or more of the following factors, including historical settlement rates, property value securing the loan in question and specific settlement discussion with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business other than as described below, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

On December 13, 2006, Steven B. Yang and Christopher Daubiere (“Plaintiffs”), filed suit in the United States District Court for the Southern District of New York against HC and us, alleging that we failed to pay them, and similarly situated employees, overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York State law.  The Plaintiffs, each of whom were former employees in our discontinued mortgage lending business, purported to bring a FLSA “collective action” on behalf of similarly situated loan officers in our now discontinued mortgage lending business and sought unspecified amounts for alleged unpaid overtime wages, liquidated damages, attorney’s fees and costs.

On December 30, 2007 we entered into an agreement in principle with the Plaintiffs to settle this suit. On June 2, 2008, the court granted a preliminary approval of settlement and authorized notification to plaintiffs and set a fairness hearing for September 18, 2008. As part of the preliminary settlement the Company funded the settlement in the amount of $1.4 million into an escrow account for the plaintiffs. The amount was previously reserved and expensed in the year ended December 31, 2007.

Leases - The Company leases its corporate offices and certain office space related to our discontinued mortgage lending operation not assumed by IndyMac and equipment under short-term lease agreements expiring at various dates through 2013. All such leases are accounted for as operating leases. Total rental income for property and equipment amounted to $0.3 million and $0.1 million for the six months and three months ended June 30, 2008. As of June 30, 2008, the Company had been reimbursed for $1.0 million by Indymac representing the reduction in escrow from the non performance of vacating the premise as described below and is included in other income.

Pursuant to an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”), the Company assigned and Lehman assumed the sublease for the Company's corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman funded an escrow account, containing $3.0 million for the benefit of HC. The escrow amount is reduced by $0.2 million for each month the Company remains in the leased space beginning February 1, 2008. As of June 30, 2008, the escrow has been reduced by $1.0 million due to the Company’s failure to vacate the leased space, which amount has been reimbursed to us by IndyMac. The Company relocated its corporate offices to 52 Vanderbilt Avenue in New York, New York on July 3, 2008. IndyMac occupied the leased space at 1301 Avenue of the Americas pursuant to contractual provisions related to the sale of mortgage origination business until July 31, 2008. Pursuant to the provisions of the sale transaction with IndyMac, IndyMac paid rent equal to the Company’s cost, including any penalties and foregone bonuses resulting from the delay in vacating the leased premises. The Company expects to receive the remaining amount held in the escrow account in the quarter ending September 30, 2008.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Letters of Credit – The Company maintains a letter of credit in the amount of $178,200 in lieu of a cash security deposit for its current corporate headquarters located at 52 Vanderbilt Avenue in New York City for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

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

HC maintains a letter of credit in the amount of $313,000 in lieu of a cash security deposit for its former corporate headquarters located at 1301 Avenue of the Amercias in New York City for its sub landlord, PricewaterhouseCoopers, LLP, as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

Registration Rights Agreement - On February 21, 2008, the Company completed the issuance and sale of 7.5 million shares of its common stock in a private placement at a price of $8.00 per share. In connection with this private offering of our common stock, we entered into a registration rights agreement, which we refer to as the Common Stock Registration Rights Agreement, pursuant to which we were required, among other things, to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 7.5 million shares sold in this private offering on or before March 12, 2008 and obtain listing for our common stock on the NASDAQ Stock Market on or before the effective date of the resale shelf registration statement. In the event we fail to satisfy these requirements, we may be subject to payment of liquidated damages to the investors in the transaction. The Company filed the resale shelf registration statement on April 4, 2008 and it became effective on April 18, 2008. As a result, we incurred a penalty fee (liquidated damages) of approximately $0.2 million which was paid on May 2, 2008. Because the Company was unable to obtain listing on the NASDAQ stock market until June 4, 2008, we incurred a penalty fee (liquidated damages) of approximately $0.5 million which was paid on July 3, 2008. The Company does not expect to incur future penalty fees under this agreement.

9.  Concentrations of Credit Risk

At June 30, 2008 and December 31, 2007, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as follows:

	June 30, 2008	December 31, 2007

New York	30.8%	31.2%
Massachusetts	17.3%	17.4%
Florida	8.2%	8.3%
California	7.0%	7.2%
New Jersey	5.9%	5.7%

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

10. Fair Value of Financial Instruments

The Company adopted SFAS No. 157 effective January 1, 2008, and accordingly all assets and liabilities measured at fair value will utilize valuation methodologies in accordance with the statement.  The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

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

a. Investment Securities Available for Sale - Fair value is generally based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or Interest Rate Swap Cure as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company’s investment securities are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b.  Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes. The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves. The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value, at the dates indicated below as of June 30, 2008, on the condensed consolidated balance sheet by SFAS No. 157 valuation hierarchy, as previously described (dollar amounts in thousands):

	Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale	$—	$499,404	$—	$499,404
Mortgage loans held for sale (net)	—	—	6,200	6,200
Interest Rate Caps	—	355	—	355
Interest Rate Swaps	—	2,085	—	2,085
Total assets carried at fair value	$—	$501,844	$6,200	$508,044

The following table provides a summary of changes in fair value of the Level 3 financial asset for the three and six months ended June 30, 2008 (dollar amounts in thousands):

Mortgage Loans Held for Sale (Net)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning Balance	$6,209	$8,077
Principal Paydown	(8)	(1,844)
Provision for loan losses	(1)	(399)
Charge-offs		366
Ending Balance	$6,200	$6,200

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

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

11.  Segment Reporting

Until March 31, 2007, the Company operated two reportable segments, the mortgage portfolio management segment and the mortgage lending segment. Upon the sale of substantially all the mortgage lending operating assets on March 31, 2007, the Company exited the mortgage lending business and accordingly will no longer report segment information.

 12. Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,320,104 shares issued and outstanding as of June 30, 2008 and 1,817,927 shares issued and outstanding as of December 31, 2007. The Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ( “ Series A Preferred Stock ” ) authorized. As of June 30, 2008 and December 31, 2007, the Company had issued and outstanding 1,000,000 and 0 shares, respectively, of Series A Preferred Stock. Of the common stock authorized, 103,111 shares (plus forfeited shares of 32,832 previously granted) were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of June 30, 2008, 135,943 shares remain reserved for issuance under the 2005 Plan.

On February 21, 2008, the Company completed the issuance and sale of 7.5 million shares of its common stock in a private placement at a price of $8.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of $56.6 million after payment of private placement fees and expenses.  In connection with this private offering of our common stock, we entered into the Common Stock Registration Rights Agreement, pursuant to which we are required to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 7.5 million shares sold in this private offering. The Company filed a resale shelf registration statement on Form S-3 on April 4, 2008 which became effective on April 18, 2008.

On April 21, 2008, the Company declared a $0.12 per share cash dividend on its common stock. The dividend was payable on May 15, 2008 to common stockholders of record as of April 30, 2008. On June 26, 2008, the Company declared a $0.16 per share cash dividend on its common stock. The dividend was payable on July 25, 2008 to common stockholders of record as of July 10, 2008.

On June 26, 2008 the Company declared a $0.50 per share cash dividend, or an aggregate of $0.5 million, payable on July 31, 2008 to holders of record of our Series A Preferred Stock as of June 30, 2008.

The Board of Directors declared a one-for-two reverse stock split of the Company’s common stock, effective on May 27, 2008, decreasing the number of shares outstanding to approximately 9.3 million.

The Board of Directors declared a one for five reverse stock split of the Company's common stock, effective on October 9, 2007, decreasing the number of common shares outstanding at the time to approximately 3.6 million.

All per share and share amounts provided in the quarterly report have been restated to give effect to both reverse stock splits.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) – Basic	$1,263	$(14,196)	$(19,995)	$(18,937)
Net income (loss) from continuing operations	434	(5,178)	(21,004)	(6,078)
Net income (loss) from discontinued operations (net of tax)	829	(9,018)	1,009	(12,859)
Effect of dilutive instruments:
Convertible preferred debentures (1)	569	—	1,075	—
Net income (loss) – Dilutive	1,263	(14,196)	(19,995)	(18,937)
Net income (loss) from continuing operations	434	(5,178)	(21,004)	(6,078)
Net income (loss) from discontinued operations (net of tax)	$829	$(9,018)	$1,009	$(12,859)
Denominator:
Weighted average basis shares outstanding	9,320	1,811	7,218	1,810
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,500	—	2,267	—
Weighted average dilutive shares outstanding	9,320	1,811	7,218	1,810
EPS:
Basic EPS	$0.14	$(7.84)	$(2.77)	$(10.46)
Basic EPS from continuing operations	0.05	(2.86)	(2.91)	(3.36)
Basic EPS from discontinued operations (net of tax)	0.09	(4.98)	0.14	(7.10)
Dilutive EPS	$0.14	$(7.84)	$(2.77)	$(10.46)
Dilutive EPS from continuing operations	0.05	(2.86)	(2.91)	(3.36)
Dilutive EPS from discontinued operations (net of tax)	0.09	(4.98)	0.14	(7.10)
(1) – Amount excluded from dilutive calculation as it is anti-dilutive.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

13. Convertible Preferred Debentures

As of June 30, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million and current dividend payment rate of 10% per year. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference. Pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as  a liability on its balance sheet.

We issued these shares of Series A Preferred Stock, to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Series A Preferred Stock is convertible into shares of the Company's common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

14. Related Party Transactions

Concurrent and in connection with the issuance of our Series A Preferred Stock on January 18, 2008, we entered into an advisory agreement with JMPAM, which is an affiliate of JMP Group, Inc. and JMP Realty Trust, Inc. As of April 23, 2008, JMPAM and JMP Group, Inc. beneficially owned approximately 16.8% and 12.2% of our common stock. Under the agreement, JMPAM advises the Managed Subsidiaries. As previously disclosed, we have an approximately $63.7 million net operating loss carry-forward that remains with us after the sale of our mortgage lending business. As an advisor to the Managed Subsidiaries, we expect that JMPAM will, at some point in the future, focus on the acquisition of alternative mortgage related investments on behalf of the Managed Subsidiaries. Some of those investments may allow us to utilize all or a portion of the net operating loss carry-forward to the extent available by law. The commencement of any activity by JMPAM must be approved by the Board of Directors and any subsequent investment on behalf of Managed Subsidiaries must adhere to investment guidelines adopted by our board of directors. JMPAM will earn a base advisory fee of 1.5% of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries and is also eligible to earn incentive compensation if the Managed Subsidiaries achieve certain performance thresholds. As of June 30, 2008, JMPAM was not managing any assets in the Managed Subsidiaries, but was earning a base advisory fee on the net proceeds to our Company from our private offerings in each of January 2008 and February 2008. For the three and six months ended June 30, 2008, we paid JMPAM $0.2 million and $0.3 million respectively, in advisory fees. As of the date of this report, we expect to pay approximately $0.7 million in advisory fees to JMPAM during the 2008 fiscal year.

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

On February 21, 2008, we completed the issuance of 7.5 million shares of our common stock in a private placement to certain accredited investors, resulting in $56.6 million in net proceeds to the Company. JMP Securities LLC, an affiliate of JMPAM, JMP Group, Inc. and JMP Realty Trust, Inc., served as the sole placement agent for the transaction and was paid a $3.0 million placement fee from the gross proceeds.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

15. Income Taxes

All income tax benefits relate to HC and are included in the results of operations of the discontinued operation. Deferred taxes at June 30, 2008 include a deferred tax asset of $0.1 million and a deferred tax liability of $0.1 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The $63.7 million net operating loss carry-forward expires at various intervals between 2024 and 2028. During the quarter ended September 30, 2007 management determined that the Company would likely not be able to utilize the deferred tax asset and accordingly recorded a 100% valuation allowance. The Company continued to reserve 100% of deferred tax benefit in the quarter ended June 30, 2008 as the facts continue to support the Company's inability to utilize the deferred tax asset.

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

Our forward-looking statements are based upon our management's beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us and many of which are beyond our control and that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•
our portfolio strategy and operating strategy may be changed or modified by our management without advance notice to you or stockholder approval and we may suffer losses as a result of such modifications or changes;

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

•
our ability to manage, minimize or eliminate liabilities stemming from the discontinued operations including, among other things, litigation, repurchase obligations on the sales of mortgage loans and property leases; and

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2008 and the various other factors identified in any other documents filed by us with the Securities and Exchange Commission, or SEC.

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

Since inception, our investment portfolio strategy has focused on the acquisition of high-credit quality ARM loans and securities. Moreover, since our exit from the mortgage lending business on March 31, 2007, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in MBS and, since August 2007, we have employed a portfolio strategy that focuses on investments in Agency MBS. As of June 30, 2008, our investment portfolio was comprised of $499.4 million in MBS, including $273.0 million of Agency ARM MBS, $199.3 million of Agency CMO floaters and $27.1 million of non-Agency MBS, of which $26.7 million are rated in the highest category by two rating agencies (either Moody's Investor Service, Inc. or Standard & Poor's, Inc.), and $377.0 million of prime ARM loans held in securitization trusts.  As of June 30, 2008, we had approximately $897.3 million of total assets as compared to $809.3 million at December 31, 2007.

Our Alternative Investment Strategy Under Our Advisory Agreement

Although we are in the business of investing in MBS and have most recently employed a portfolio strategy that focuses on investments in Agency MBS, we may engage in an alternative mortgage related investment strategy in the near future that would potentially allow us to utilize an approximately $63.7 million net operating loss carry-forward that resulted from our exit from the mortgage lending business. We expect this alternative mortgage-related investment strategy, which will be managed by JMP Asset Management LLC (“JMPAM”) pursuant to an advisory agreement between JMPAM and our company, to primarily take the form of equity investments in unaffiliated third party entities, or Funds, that acquire or manage a portfolio of non-Agency MBS, some or all of which may be classified as non-investment grade securities. Under the advisory agreement with JMPAM, which was entered into concurrent with our issuance of 1.0 million shares of Series A Cumulative Convertible Redeemable Preferred Stock to JMP Group, Inc. and certain of its affiliates, JMPAM advises two of our wholly-owned subsidiaries, Hypotheca Capital, LLC, or HC (formerly known as The New York Mortgage Company, LLC), and New York Mortgage Funding, LLC, or NYMF, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by JMPAM. We refer to these subsidiaries in our periodic reports filed with the SEC as the “Managed Subsidiaries.” As an advisor to the Managed Subsidiaries, we expect that JMPAM will focus on the acquisition of alternative mortgage related investments. Investments by us in Funds will generally expose us to greater credit risk and less interest rate risk than investments in Agency MBS. Although our investment strategy thus far in 2008 has focused on the acquisition of Agency MBS, JMPAM may commence investments under this alternative mortgage related investment strategy in the near future; provided, however, that the commencement of investments by JMPAM under this strategy must first be approved by our board of directors and any subsequent investment on behalf of Managed Subsidiaries must adhere to investment guidelines adopted by our board of directors. This strategy, if and when implemented, will vary from our core strategy and we can provide no assurance that we will be successful at implementing any alternative investment strategy.

Significant Events Second Quarter

Reverse Stock Split

On May 27, 2008, we completed a one-for-two reverse stock split of our common stock. The one-for-two reverse stock split (the “2008 Reverse Stock Split”) provided stockholders of record as of 12:01 a.m. on May 27, 2008, which we refer to as the effective time, with one share of our common stock for every two shares of common stock owned as of the effective time. The Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series A Preferred Stock, or Articles Supplementary, provide that the conversion rate and effective conversion price for our Series A Preferred Stock be appropriately adjusted to reflect any reverse stock split. As a result, the conversion rate on our Series A Preferred Stock was automatically adjusted to two and one-half to one (2 ½ to 1) from the original five to one (5 to 1) conversion rate and the effective conversion price on our Series A Preferred Stock was adjusted to $8.00 per share from the original $4.00 per share.

Common Stock Approved for Listing on NASDAQ Capital Market

Our common stock was approved for listing on the NASDAQ Capital Market on June 4, 2008 and began trading on the NASDAQ Capital Market effective June 5, 2008 under the symbol “NYMT”. Prior to our listing on the NASDAQ Capital Market, our common stock was most recently quoted on the Over-the-Counter Bulletin Board, or OTCBB, under the stock symbol “NYMO”. Our Series A Preferred Stock is not currently listed on any securities exchange.

Pursuant to a registration rights agreement between our company and the investors in our February 2008 private placement of common stock, we are subject to a liquidated damages penalty upon certain events. Because our common stock was not listed on the NASDAQ Capital Market for the period April 19, 2008 through the date of our initial listing, we paid the investors in our February 2008 private placement approximately $0.5 million in liquidated damages on July 3, 2008. In addition, in May 2008, we paid these same investors approximately $0.2 million in liquidated damages as a result of our failure to file a resale registration statement during the time period required pursuant to the registration rights agreement. Although we do not expect to incur additional liquidated damages under this agreement in the future, there can be no assurance that we will remain in compliance with the liquidated damage provisions in the future.

Known Material Trends and Commentary

Declines in the prices of mortgage assets - Investors’ appetite for U.S. mortgage assets continued to be weak in the first half of 2008. In addition, the market disruption of March 2008 and related de-leveraging in the mortgage asset industry involved the liquidation or sale of a significant amount of Agency securities. This selling, along with decreased demand for these assets among investors, caused mortgage asset prices to decline in the quarter ended March 31, 2008. Prices improved during the second quarter as FNMA and FHLMC increased buying of Agency securities for their portfolio. The increased buying by the agencies was a direct result of the removal of the consent order that restricted portfolio growth by the Office of Federal Housing Enterprise Oversight (OFHEO)

Tightening in the financing markets and reduced liquidity - As prices of mortgage assets decreased, many lenders that finance mortgage assets took measures to insure their liquidity needs would not be compromised, particularly in March 2008. In connection with the market disruption of March 2008, many financial institutions withdrew financing and liquidity that they typically offered clients as part of their daily business operations. The most common forms of liquidity provided to the mortgage market are in the form of repurchase agreements for MBS. This reduced availability of financing subsequently led to de-leveraging by many in the industry and, in some cases, forced liquidations, all of which exacerbated the problem. During the second quarter liquidity stabilized and there were no significant failures or disruptions.

Volatility in financing costs – The dislocations in the mortgage market led to increased volatility in the cost of financing. The relationships between certain short-term interest rates, normally very consistent, became less so in the second half of 2007 and has continued to widen during the first half of 2008. The Federal Funds rate, an interest rate used by banks for overnight loans to each other and determined by the Federal Reserve Board, is a benchmark used by others to determine similar short term rates. The London Inter Bank Offered Rate (“LIBOR”), a market determined rate for short term loans, is typically 10 basis points higher than the Federal Funds rate. LIBOR averaged 12 basis points above the Fed Funds target during the first quarter and 50 basis points during the second quarter. Because our repurchase agreements rates generally move with one month LIBOR, our costs have not decreased on a relative basis as would be expected given the 225 basis points reduction in the Fed Funds rate since the beginning of the year.

Hedging – We generally seek to reduce the volatility of our net income by entering into interest rate swap agreements. As of June 30, 2008, we are a party to interest rate swap agreements with an aggregate notional amount of $158 million. The Company discontinued hedge accounting treatment for the interest rate swap positions during the fourth quarter of 2007 as part of our strategic portfolio realignment related to the Series A Preferred Stock offering. Accordingly, the unrealized loss was recorded as an unrealized loss in our Statement of Operations and no longer reflected as part of other comprehensive income in our Balance Sheet. During the quarter ended March 31, 2008 the Company terminated certain swaps resulting in a realized loss of $4.8 million. The Company did not terminate any additional swaps during the second quarter of 2008.

Changes in the U.S. economy – Changes in the U.S. economy have also affected us. The U.S. economy continued to soften in the first half of 2008. Weak demand in the housing market and increased stress on borrowers, including in particular, residential mortgage borrowers, has had a ripple effect throughout the U.S. economy. As stated in testimony  by the Chairman of the Federal Reserve to the U.S. Senate Committee on Banking, Housing and Urban Affairs on July 15, 2008, “sales of existing homes have been about unchanged this year, sales of new homes have continued to fall, and inventories of unsold new homes remain high.” As a result, home prices have continued to fall, particularly in regions that experienced the largest price increases earlier this decade. This decline in home prices has contributed to increased home foreclosures during 2008.The Federal Reserve continued to reduce short term interest rates resulting in an overall reduction of 200 basis points during the first quarter of 2008 with another 25 basis points reduction on April 30, 2008. Recently, increased concern regarding inflation has arisen principally due to increases in global commodity prices. We believe the inflation concerns have kept longer term interest rates high relative to short term rates. This so called steep yield curve generally results in increased returns on equity for companies that employ an Agency MBS strategy similar to ours. The possibility of rising inflation, however, increases the possibility of interest rates moving higher to slow inflationary stresses, which may result in flattening of the yield curve.

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

The Board of Directors declared a one for five reverse stock split of our common stock, providing shareholders of record as of October 9, 2007, with one share of common stock for each five shares owned of record as of October 9, 2007 (the "2007 Reverse Stock Split"). Prior and current period share amounts and earnings per share disclosures have been restated to reflect the 2008 Reverse Stock Split and 2007 Reverse Stock Split.

Significance of Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 - Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during 2008.

Overview of Performance

For the three and six months ended June 30, 2008, we reported a net income (loss) of $1.3 million and $(20.0) million as compared to a net loss of $14.2 million and $18.9 million, respectively for the same periods in 2007.

The main components of the change in income (loss) for the three and six months ended June 30, 2008 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands):

Detailed Components of the change	For the Three Months Ended June 30,			For the Six Months Ended June 30,
in income (loss)	2008	2007	Difference	2008	2007	Difference
Net interest income on investment portfolio	$3,964	$1,006	$2,958	$6,703	$1,635	$5,068
Net interest income	2,499	112	2,387	3,773	(141)	3,914
Loan losses	(22)	(940)	918	(1,455)	(940)	(515)
Loss on securities and related hedges	(83)	(3,821)	3,738	(19,931)	(3,821)	(16,110)
Income (loss) on continuing operations	434	(5,178)	5,612	(21,004)	(6,078)	(14,926)
Income (loss) from discontinued operations - net of tax	829	(9,018)	9,847	1,009	(12,859)	(13,868)
Net income (loss)	$1,263	$(14,196)	$15,549	$(19,995)	$(18,937)	$(1,058)

Summary of Operations and Key Performance Measurements

For the three and six months ended June 30, 2008, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with the such assets) generated from our portfolio of MBS and mortgage loans held in securitization trusts, which was partially offset by losses on delinquent loans held in securitization trusts and certain other expenses. The net interest spread on our investment portfolio increased to 143 basis points for the quarter ended June 30, 2008, as compared with 85 basis points for the quarter ended March 31, 2008, and 46 basis points for the quarter ended December 31, 2007.

Because the assets in our MBS portfolio represent approximately 56% of our total assets as of June 30, 2008 and we fund these assets, which generally have maturities with longer terms than their funding source, with short-term borrowings under repurchase agreements, our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and on our ability to renew or replace maturing borrowings on a continuous basis. Repurchase agreements provide us with short-term borrowings that are secured by the securities in our investment portfolio and bear interest rates that are closely linked to the LIBOR. During the quarter ended June 30, 2008, we continued to employ a balanced and diverse funding mix to finance our investment portfolio and assets. At June 30, 2008, our MBS portfolio was funded with approximately $417.9 million of repurchase agreement borrowing, or approximately 48% of our total liabilities, and our loans held in securitization trusts were permanently financed with approximately $11.8 million of our own equity investment in the securitization trusts and the issuance of approximately $365.2 million of CDOs, or approximately 43% of our total liabilities. At June 30, 2008 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by total stockholders’ equity, was 7 to 1. Given the continued uncertainty in the credit markets, we believe that maintaining a leverage ratio in the range of 7 to 10 times is appropriate at this time.

The key performance measures for our portfolio management activities are:
•	net interest spread on the portfolio;

•	losses on loans held in securitization trusts;

•	change in book value;

•	return on equity capital invested.

Financial Condition

As of June 30, 2008, we had approximately $897.3 million of total assets, as compared to approximately $809.3 million of total assets as of December 31, 2007. The increase in total assets results primarily from an increase in MBS of $148.9 million and a decrease of $53.7 million in mortgage loans held in securitization trust.

We received net proceeds of approximately $19.6 million from our private offerings of Series A Preferred Stock and $56.6 million from our common stock during the first quarter of 2008. We used substantially all of the net proceeds to purchase approximately $714.1 million of Agency MBS during January and February 2008. As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, we sold an aggregate of $592.8 million of Agency MBS in our portfolio during March 2008 in an effort to reduce our leverage and improve our liquidity position in response to the market disruption of March 2008, and incurred a loss of $15.9 million. In addition, the Company terminated a total of $517.7 million of notional interest rate swaps in the quarter ended March 31, 2008, resulting in a realized loss of $4.8 million.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - Our securities portfolio primarily consists of Agency securities or AAA-rated residential mortgage-backed securities. At June 30, 2008 and December 31, 2007, we had no investment securities in a single issuer or entity (other than a government sponsored agency of the U.S. Government) that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our securities portfolio as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

Credit Characteristics of Our Investment Securities

June 30, 2008	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Agency REMIC CMO floaters	FNMA/ FHLMC	$208,214	$199,349	40%	3.27%	3.93%
Agency Hybrid Arms	FNMA/ FHLMC	270,553	272,948	55%	5.16%	4.70%
Non-Agency floaters	AAA	28,530	24,552	5%	3.21%	6.00%
NYMT retained securities	AAA-BBB	2,169	2,158	0%	6.76%	5.67%
NYMT retained securities	Below BBB	2,750	397	0%	5.68%	11.69%
Total/Weighted average		$512,216	$499,404	100%	4.29%	4.50%

December 31, 2007	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield

Agency REMIC CMO floaters	FNMA/FHLMC	$324,676	$318,689	91%	5.98%	5.55%
Non-Agency floaters	AAA	29,764	28,401	8%	5.66%	5.50%
NYMT retained securities	AAA-BBB	2,169	2,165	1%	6.31%	6.28%
NYMT retained securities	Below BBB	2,756	1,229	0%	5.68%	12.99%
Total/Weighted average		$359,365	$350,484	100%	5.95%	5.61%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

Reset/ Yield of our Investment Securities

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
June 30, 2008	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO floaters	$199,349	3.93%	$—	—	$—	—	$199,349	3.93%
Agency Hybrid Arms	—	—	—	—	272,948	4.70%	272,948	6.00%
Non-Agency floaters	24,552	6.00%	—	—	—	—	24,552	4.70%
NYMT retained securities	2,158	5.67%	—	—	397	11.69%	2,555	9.03%
Total/Weighted average	$226,059	4.20%	$—	—	$273,345	4.77%	$499,404	4.50%

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2007	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO Floating Rate	$318,689	5.55%	$—	—%	$—	—%	$318,689	5.55%
Non-Agency floaters	28,401	5.50%	—	—%	—	—%	28,401	5.50%
NYMT Retained Securities	2,165	6.28%	—	—%	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$—	—%	$1,229	12.99%	$350,484	5.61%

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

New York Mortgage Trust 2006-1, qualified as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. As of June 30, 2008 the residual assets totaled $0.4 million and are included in investment securities available for sale.

The following table details mortgage loans held in securitization trusts at June 30, 2008 (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
June 30, 2008	$377,336	5.68%	$376,984	5.19%

At June 30, 2008 mortgage loans held in securitization trusts totaled approximately $377.0 million, or 42% of our total assets. Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs and 78% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as of June 30, 2008 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	847	$377,336	$376,984
Retained interest in securitization (included in Investment securities available for sale)	359	191,556	2,555
Total Loans Held	1,206	$568,892	$379,539

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$494	$3,500	$48
Coupon Rate	5.76%	9.88%	3.88%
Gross Margin	2.34%	6.50%	1.13%
Lifetime Cap	11.21%	13.75%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	325	333	289
Average Months to Reset	20	30	1
Original Average FICO Score	737	820	593
Original Average LTV	69.9	95.0	10.9

The following table details loan summary information for loans held in securitization trust at June 30, 2008 (dollar amounts in thousands)

													Principal
													amount of
													loans
													subject to
									Periodic		Face	Carrying	delinquent
Description				Interest Rate %			Final Maturity		Payment		Amount	Amount	principal
Property			Loan						Term	Prior	of	of	or
Type	Balance		Count	Max	Min	Avg	Min	Max	(months)	Liens	Mortgage	Mortgage	interest
Single		<= $100	13	7.75	4.75	5.60	12/01/34	11/01/35	360	NA	$1,870	$917	$69
Family	$	<=250	95	8.50	4.75	5.73	09/01/32	12/01/35	360	NA	18,125	17,035	246
		<=$500	149	7.63	4.25	5.66	09/01/32	01/01/36	360	NA	54,596	52,110	500
		<=$1,000	69	9.50	4.13	5.89	07/01/33	12/01/35	360	NA	50,461	48,385	3,652
		>$1,000	37	7.75	4.00	5.74	06/01/34	01/01/36	360	NA	65,127	64,488	1,999
		Summary	363	9.50	4.00	5.73	09/01/32	01/01/36	360	NA	$190,179	$182,935	$6,466
2-4		<= $100	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$80	$77	$-
FAMILY	$	<=250	6	6.75	4.38	5.75	12/01/34	07/01/35	360	NA	1,115	1,028	-
		<=$500	22	7.25	4.63	5.74	09/01/34	01/01/36	360	NA	8,110	7,924	-
		<=$1,000	4	7.25	5.38	6.31	10/01/35	10/01/35	360	NA	3,068	3,050	517
		>$1,000	1	5.63	5.63	5.63	12/01/34	08/01/35	360	NA	2,600	2,600	-
		Summary	34	7.25	4.38	5.83	09/01/34	01/01/36	360	NA	$14,973	$14,679	$517
Condo		<= $100	18	6.63	4.38	5.68	01/01/35	12/01/35	360	NA	$2,368	$1,294	$-
		<=$250	94	7.88	4.50	5.72	08/01/32	01/01/36	360	NA	18,313	17,118	229
		<=$500	102	8.13	4.00	5.60	09/01/32	12/01/35	360	NA	36,070	35,091	1,031
		<=$1,000	37	7.75	4.13	5.46	08/01/33	11/01/35	360	NA	27,137	25,379	-
		>$1,000	15	6.13	4.88	5.48	07/01/34	09/01/35	360	NA	24,568	22,091	-
		Summary	266	8.13	4.00	5.62	08/01/32	01/01/36	360	NA	$108,456	$100,973	$1,260
CO-OP		<= $100	5	7.25	4.75	6.00	09/01/34	06/01/35	360	NA	$842	$276	$-
		<=$250	25	7.13	4.00	5.51	10/01/34	12/01/35	360	NA	4,782	4,431	-
		<=$500	51	7.75	3.88	5.51	08/01/34	12/01/35	360	NA	20,640	19,205	-
		<=$1,000	30	6.75	4.75	5.35	11/01/34	11/01/35	360	NA	22,254	21,360	-
		>$1,000	6	6.00	4.75	5.25	11/01/34	12/01/35	360	NA	8,664	8,488	-
		Summary	117	7.75	3.88	5.44	08/01/34	12/01/35	360	NA	$57,182	$53,760	$-
PUD		<= $100	2	5.63	5.25	5.44	07/01/35	07/01/35	360	NA	$438	$186	$-
		<=$250	28	7.75	4.38	5.70	01/01/35	12/01/35	360	NA	5,578	5,187	-
		<=$500	24	9.88	4.38	6.40	08/01/32	12/01/35	360	NA	8,850	8,301	-
		<=$1,000	9	7.50	4.75	5.72	09/01/33	12/01/35	360	NA	6,196	6,102	856
		>$1,000	4	6.22	5.63	5.96	04/01/34	12/01/35	360	NA	5,233	5,213	-
		Summary	67	9.88	4.38	5.96	08/01/32	01/01/36	360	NA	$26,295	$24,989	$856
Summary		<= $100	39	7.75	4.38	5.71	09/01/34	12/01/35	360	NA	$5,598	$2,750	$69
		<=$250	248	8.50	4.00	5.70	08/01/32	01/01/36	360	NA	47,913	44,799	475
		<=$500	348	9.88	3.88	5.66	08/01/32	01/01/36	360	NA	128,266	122,631	1,531
		<=$1,000	149	9.50	4.13	5.68	07/01/33	12/01/35	360	NA	109,116	104,276	5,025
		>$1,000	63	7.75	4.00	5.64	04/01/34	01/01/36	360	NA	106,192	102,880	1,999
		Grand Total	847	9.88	3.88	5.68	08/01/32	01/01/36	360	NA	$397,085	$377,336	$9,099

The following table details activity for loans held in securitization trust for the six months ended June 30, 2008.

	Principal	Premium	Loan Reserve		Net Carrying Value
Balance, January 1, 2008	$429,629	$2,733		$(1,647)	$430,715
Additions	-	-		-	-
principal repayments	(52,293)	-		-	(52,293)
Reserve for loan loss	-	-		(1,455)	(1,455)
Charge offs	-	-		364	364
Amortization for premium	-	(347)		-	(347)
Balance, June 30, 2008	$377,336	$2,386	$$	(2,738)	$376,984

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $4.9 million at June 30, 2008 versus $5.5 million at December 31, 2007.

Restricted Cash - Restricted cash includes amounts held by counterparties as collateral for hedging instruments, amounts held as collateral for three letters of credit related to the Company's lease of office space, including its corporate headquarters, and amounts held in an escrow account to support warranties and indemnifications related to the sale of the retail mortgage lending platform to IndyMac.

Accounts and accrued interest receivable - Accounts and accrued interest receivable includes accrued interest receivable for investment securities and mortgage loans held in securitization trusts are also included.

Prepaid and other assets - Prepaid and other assets totaled $2.3 million as of June 30, 2008. Prepaid and other assets consist mainly of $1.2 million of capitalization expenses related to equity and bond issuance cost. These costs are being amortized into earnings over time related to the maturity of the underlying issuance. In addition, $0.3 million of capitalization servicing costs related to our fourth securitization has been accounted for as a sale.

Assets Related to Discontinued Operations:

Mortgage Loans Held for Sale - Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as mortgage loans held for sale. We had mortgage loans held for sale (net) of $6.2 million at June 30, 2008 as compared to $8.1 million at December 31, 2007.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of June 30, 2008, there were approximately $417.9 million of repurchase borrowings outstanding. Our repurchase agreements typically have terms of 30 days or less. As of June 30, 2008, the current weighted average borrowing rate on these financing facilities was 2.60%.

Collateralized Debt Obligations - As of June 30, 2008 we have CDOs outstanding of approximately $365.2 million with an average interest rate of 2.87%.

Subordinated Debentures - As of December 31, 2007, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our balance sheet.

Convertible Preferred Debentures - As of June 30, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million. We issued these shares on January 18, 2008 to JMP Group, Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference. Pursuant to SFAS No. 150, because of this mandatory redemption feature, we classify these securities as convertible preferred debentures in the liability section of our balance sheet.

Derivative Assets and Liabilities - We generally attempt to hedge only the risk related to changes in the interest rates, usually a London Interbank Offered Rate, known as LIBOR, or a U.S. Treasury rate.

In order to mitigate these risks, we enter into interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. We also enter into interest rate cap agreements whereby, in exchange for a fee, we are reimbursed for interest paid in excess of a contractually specified capped rate.

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

We enter into derivative transactions solely for risk management purposes and not for speculation. The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. To this end, the terms of the hedges are matched closely to the terms of the hedged items.

During the six months ended June 30, 2008, the Company terminated a total of $517.7 million of notional interest rate swaps resulting in a realized loss of $4.8 million.

The following table summarizes the estimated fair value of derivative assets as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	June 30, 2008	December 31, 2007
Derivative Assets:
Interest rate caps	$355	$416
Interest rate swaps	2,085	—
Total derivative assets	$2,440	$416
Derivative Liabilities:
Interest rate swaps	$—	$3,517
Total derivative liabilities	$—	$3,517

Balance Sheet Analysis - Stockholders' Equity

Stockholders' equity at June 30, 2008 was $41.9 million and included $12.4 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive loss.

On February 21, 2008, the Company completed the issuance and sale of 7.5 million shares of its common stock in a private placement at a price of $8.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of $56.6 million after payment of private placement fees and expenses. In connection with the private offering of our common stock, we entered into a registration rights agreement (the “Common Stock Registration Rights Agreement”), pursuant to which we were required, among other things, to file with the SEC a resale shelf registration statement registering for resale the 7.5 million shares sold in this private offering on or before March 12, 2008 and obtain listing for our common stock on the NASDAQ Stock Market on or before the effective date of the resale shelf registration statement. In the event we fail to satisfy these requirements, we may be subject to payment of liquidated damages to the investors in the transaction. We filed the resale shelf registration statement registering the resale of the 7.5 million shares on April 4, 2008, which became effective on April 18, 2008. As a result, we incurred a penalty fee (liquidated damages) of approximately $0.2 million, which was paid on May 2, 2008. The Company obtained listing on the NASDAQ effective June 4, 2008; we incurred a penalty fee (liquidated damages) of approximately $0.5 million, which was paid on July 3, 2008.

Prepayment Experience

The cumulative prepayment rate (“CPR”) on our mortgage portfolio averaged approximately 14% during the three months ended June 30, 2008 as compared to 21% for the three months ended June 30, 2007. CPRs on our purchased portfolio of investment securities averaged approximately 9% while the CPRs on mortgage loans held in our securitization trusts averaged approximately 22% during the three months ended June 30, 2008. The CPR on our mortgage portfolio averaged 15% for the three months ended December 31, 2007. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

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

Other Operational Information

	June 30
	2008	2007	% Change
Employees	6	12	(50.0)%

Comparative Net Income (Loss) (dollars in thousands)

	for the three months ended June 30,			for the six months ended June 30,
	2008	2007	Difference	2008	2007	Difference
Net interest income on investment portfolio	$3,964	$1,006	$2,958	$6,703	$1,635	$5,068
Net interest income	2,499	112	2,387	3,773	(141)	3,914
Loan losses	(22)	(940)	918	(1,455)	(940)	(515)
Loss on securities and related hedges	(83)	(3,821)	3,738	(19,931)	(3,821)	(16,110)
Total Expenses	1,960	529	1,431	3,391	1,176	2,215
Income (loss) from continuing operations	434	(5,178)	5,612	(21,004)	(6,078)	(14,926)
Loss from discontinued operations - net of tax	829	(9,018)	9,847	1,009	(12,859)	13,868
Net Income (loss)	$1,263	$(14,196)	$15,459	$(19,995)	$(18,937)	$(1,058)
EPS Basic and Diluted	$0.14	$(7.84)	$7.98	$(2.77)	$(10.46)	$7.69

For the three months ended June 30, 2008, we reported net income of $1.3 million, as compared to a net loss of $14.2 million for the three months ended June 30, 2007. The increase in net income of $15.4 million is primarily due to the improvement in net interest margin of $2.4 million, $3.7 million decrease in realized loss on securities and related hedges, and a $9.8 million improvement on earnings from the discontinued operations as a result of exiting the lending business on March 31, 2007. For the six months ended June 30, 2008, we reported a net loss of $20.0 million, as compared to a net loss of $18.9 million for the six months ended June 30, 2007.

Expenses increased by approximately $1.4 million to $2.0 million for three months ended June 30, 2008 as compared to the same period in 2007. Of this increase in expenses, approximately $0.7 million was the result of allocating to the Company 100% of the salaries and benefits payable to the Company’s employees, as well as certain professional fees. Previously, these expenses had been allocated to both the continuing and discontinued operations of the Company. The remaining increase in expenses was due primarily to an increase of approximately $0.9 million in other expenses, which included $0.2 million in management fees payable to JMPAM pursuant to the advisory agreement and $0.5 million in penalty fees paid to certain holders of the Company’s common stock pursuant to the Common Stock Registration Rights Agreement.

Expenses increased by approximately $2.2 million to $3.4 million for six months ended June 30, 2008 as compared to the same period in 2007. Of this increase in expenses, approximately $1.1 million was the result of the re-allocation of expenses between the continuing and discontinued operations, as described above. The remaining increase in expenses was due primarily to an increase of approximately $1.4 million in other expenses, which included $0.3 million in management fees payable to JMPAM pursuant to the advisory agreement and $0.7 million in penalty fees paid pursuant to the Common Stock Registration Rights Agreement.

Comparative Net Interest Income

The following table sets forth the changes in net interest income, yields earned on mortgage loans and securities and rates on financial arrangements for the three and six months ended June 30, 2008 and 2007 (dollar amounts in thousands, except as noted):

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$897.5	$10,912	4.86%	$945.4	$13,388	5.77%
Amortization of net premium	1.8	(157)	(0.08)%	3.2	$(490)	(0.22)%
Interest income/weighted average	$899.3	$10,755	4.78%	948.6	$12,898	5.55%

Interest expense:
Investment securities and loans held in the securitization trusts	$800.9	$6,791	3.35%	$876.4	$11,892	4.04%
Subordinated debentures	45.0	896	7.88%	45.0	$894	7.95%
Convertible preferred debentures	20.0	569	11.25%	—	—	—%
Interest expense/weighted average	$865.9	$8,256	3.77%	$921.4	$12,786	5.55%
Net interest income/weighted average		$2,499	1.01%		$112	0.00%

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$958.5	$24,258	5.06%	$981.7	$27,602	5.62%
Amortization of net premium	0.8	(250)	(0.05)%	4.0	(991)	(0.16)%
Interest income/weighted average	$959.3	$24,008	5.01%	985.70	$26,611	5.46%

Interest expense:
Investment securities and loans held in the securitization trusts	$879.1	$17,305	3.89%	$928.3	$24,976	5.43%
Subordinated debentures	45.0	1,855	8.15%	45.00	1,776	7.94%
Convertible preferred debentures	20.0	1,075	10.63%	—	—	—%
Interest expense/weighted average	$944.1	$20,235	4.24%	$973.30	$26,752	5.47%
Net interest income/weighted average		$3,773	0.77%		$(141)	(0.01)%

The increase in net interest income for both the three months and six months ended June 30, 2008 is due to a more favorable interest rate environment and significant portfolio restructuring in 2008.

The following table sets forth the net interest spread, since inception, for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trusts, excluding the costs of our subordinated debentures.

Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. However, in March 2008, news of potential security liquidations by certain of our competitors negatively impacted the market value of certain of the investment securities in our portfolio. In connection with this market disruption and the anticipated increase in collateral requirements by our lenders as a result of such decrease in the market value of such securities, we elected to increase our liquidity by reducing our leverage through the sale of an aggregate of approximately $592.8 million of Agency MBS in March 2008, which resulted in an aggregate loss of approximately $17.1 million, including losses related to the termination of interest rate swaps. At June 30, 2008, we had cash balances of $4.9 million, $31.6 million in unencumbered securities and borrowings of $417.9 million under outstanding repurchase agreements. At June 30, 2008, we also had longer-term capital resources, including CDOs outstanding of $365.2 million and subordinated debt of $45.0 million. In addition, the Company received net proceeds of $19.6 million and $56.6 million from private offerings of its Series A Preferred Stock and common stock, respectively, in January and February 2008. The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock, and matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference. As of the date of this report, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months, absent any significant decline in financing availability or significant increase in cost to obtain financing. However, should further volatility and deterioration in the broader residential mortgage and MBS markets occur in the future, we cannot assure you that our existing sources of liquidity will be sufficient to meet our liquidity requirements during the next 12 months.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with seven different financial institutions as of June 30, 2008. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, whether as a result of interest rate changes, concern regarding the fair value of our mortgage-backed securities portfolio, or other liquidity concerns in the credit markets, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, because these lines of financing are not committed, the counterparty can call the loan at any time. In the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

In addition, in response to the March 2008 market disruption, investors and financial institutions that lend in the mortgage securities repurchase market, including the lenders under our repurchase agreements, tightened lending standards in an effort to reduce the leverage of their borrowers. While the haircut required by our lenders increased in 2007, primarily on non-Agency MBS, during March 2008, we experienced further increases in the amount of haircut required to obtain financing for both our Agency MBS and non-Agency MBS. As of June 30, 2008, our MBS securities portfolio consisted of approximately of $472.3 million of Agency MBS and $27.1 million of non-Agency MBS, which was financed with approximately $417.9 million of repurchase agreement borrowing with an average haircut of 9%. Although average haircuts stabilized in the second quarter, if the haircuts required by our lenders increase again, our profitability and liquidity will be materially adversely affected.

The recent turmoil in the financial markets as it relates to the solvency of major financial institutions, including certain GSEs, has raised concerns that a material adverse development involving one or more major financial institutions could result in lenders reducing our access to funds available under our repurchase agreements. Any failure or anticipated failure of a major financial institution could adversely effect our ability to borrow under repurchase agreements.

To finance our MBS investment portfolio, we generally seek to borrow between eight and 12 times the amount of our equity, however given the current disruptions in the credit markets we have lowered our target leverage to seven to 10 times. At June 30, 2008 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and the convertible preferred debentures, was 7:1. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreements calculate our leverage.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At June 30, 2008, we had $158.0 million in notional interest rate swaps outstanding. Should market rates for similar term interest rate swaps drop below the rates we have entered into on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity. The weighted average maturity of the swaps was 4.3 years at June 30, 2008.

Our ability to sell approximately $6.2 million, net of loan loss reserve, of mortgage loans we own could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss. Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; more recently we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. As of June 30, 2008, the amount of repurchase requests outstanding was approximately $1.5 million, against which we had a reserve of approximately $0.5 million. We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all. If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected. In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

On May 2, 2008 and July 3, 2008, pursuant to the Common Stock Registration Rights Agreement, we were required to pay liquidated damage penalties of approximately of $0.2 million and $0.5 million respectively. Although we do not expect to incur additional liquidated damages under the Common Stock Registration Rights Agreement, there can be no assurance that we will avoid breaching the liquidated damage provisions in the future.

In April 2008 we declared a first quarter cash dividend of $0.12 per common share to common stockholders of record of April 30, 2008, that was paid on May 15, 2008. This dividend represented the first dividend paid on shares of our common stock since our Board of Directors elected to suspend the dividend in July 2007. On June 26, 2008, we declared a second quarter cash dividend of $0.16 per common share to common stockholders of record of July 10, 2008 and was paid on July 25, 2008. On June 26, 2008, we declared a $0.50 per share cash dividend, or approximately $0.5 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of June 30, 2008. We also paid $0.50 per share cash dividend on shares of our Series A Preferred Stock during the first quarter of 2008. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year (or $0.50 per share per quarter), subject to increase to the extent any future quarterly common stock dividends exceed $0.10 per share. Each of these dividends was paid out of the Company’s working capital. Our board of directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our board of directors declares a dividend.

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

Management recognizes the following primary risks associated with our business and the industry in which we conduct our business:

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

Based on the results of the model, as of June 30, 2008, changes in interest rates would have the following effect on net interest income:

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
(Basis Points)	(Dollar amounts in thousands)
+200	$(7,986)
+100	$(4,095)
-100	$4,149

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

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of June 30, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2008, on the condensed consolidated balance sheet by the applicable FAS No. 157 valuation hierarchy.

	Fair Value at June 30, 2008
(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities - available for sale	$—	$499,404	$—	$499,404
Mortgage loans held for sale (net)	—	—	6,200	6,200
Interest Rate Caps	—	355	—	355
Interest Rate Swaps	—	2,085	—	2,085
Total assets carried at fair value	$—	$501,844	$6,200	$508,044

The fair value of our mortgage loans held for sale (net) decreased by $0.4 million during the period that commenced on January 1, 2008 and ended on June 30, 2008. This decrease in fair value of our mortgage loans held for sale (net) is included in loan loss in our discontinued operations.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
(Basis Points)	(Dollar amounts in thousands)	(Years)
+200	(23,953)	0.97
+100	(10,740)	0.40
Base	—	0.19
-100	6,715	(0.14)

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

We mitigate prepayment risk by constantly evaluating our ARM portfolio at a range of reasonable market prepayment speeds observed at the time for assets with a similar structure, quality and characteristics. In addition, we utilize prepayment models to assist in evaluating our hedging strategy.

For the three months ended June 30, 2008, our mortgage assets paid down at an approximate average annualized constant paydown rate (“CPR”) of 14%, compared to 21% for the comparable period in 2007 and 15% for the quarter ended December 31, 2007. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our MBS or mortgage loans held in securitization trusts. The Company minimizes the principal risk related to MBS securities by focusing its investment strategy on Agency MBS as well as the highest rated securities for non-Agency securities. As of June 30, 2008 the Company had $499.4 million in MBS securities of which 94.7% were Agency MBS and 5.2% were rated AAA.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, Steven B. Yang and Christopher Daubiere (“Plaintiffs”), filed suit in the United States District Court for the Southern District of New York against HC and us on December 13, 2006, alleging that we failed to pay them, and similarly situated employees, overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York State law.  The Plaintiffs, each of whom were former employees in our discontinued mortgage lending business, purported to bring a FLSA “collective action” on behalf of similarly situated loan officers in our now discontinued mortgage lending business and sought unspecified amounts for alleged unpaid overtime wages, liquidated damages, attorney’s fees and costs.

On December 30, 2007 we entered into an agreement in principle with the Plaintiffs to settle this suit. On June 2, 2008, the court granted a preliminary approval of settlement and authorized notification to plaintiffs and set a fairness hearing for September 18, 2008. As part of the preliminary settlement, we funded the settlement in the amount of $1.4 million into an escrow account for the Plaintiffs. The amount was previously reserved and expensed in the year ended December 31, 2007.

Item 1A. Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II. "Item 1A. Risk Factors " in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

        Since we invest in Agency MBS that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these U.S. Government-sponsored entities may not be able to fully satisfy their guarantee obligations, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

The payments we receive on the Agency MBS in which we invest are guaranteed by Fannie Mae or Freddie Mac. Unlike the securities issued by Ginnie Mae, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. Government. The recent economic challenges in the residential mortgage market have affected the financial results of Fannie Mae and Freddie Mac. For the year ended December 31, 2007 and the six months ended June 30, 2008, both Fannie Mae and Freddie Mac reported substantial losses and have reported significant difficulties stemming from current market disruptions. Fannie Mae recently stated that it expects losses on guarantees of agency securities to continue and expects significant increases in credit-related expenses and credit losses through 2008. Freddie Mac has warned that it may not have enough capital to cover its mandatory reserves for mortgage commitments. If Fannie Mae and Freddie Mac continue to suffer significant losses, their ability to honor their respective Agency securities guarantees may be adversely affected. Further, any actual or perceived financial challenges at either Fannie Mae or Freddie Mac could cause rating agencies to downgrade the corporate credit ratings of Fannie Mae or Freddie Mac. Moody’s Investor Services, or Moody’s, Bank Financial Strength Rating, or BFSR, measures the likelihood that a financial institution will require financial assistance. In May 2008, Moody’s downgraded Freddie Mac’s A- BFSR to B+ and downgraded Fannie Mae’s B+ BFSR to B. On July 13, 2008, in connection with increased market uncertainty regarding Fannie Mae and Freddie Mac, the U.S. Department of the Treasury announced a proposal to make substantial equity investments in, and extend the lines of credit available to, Fannie Mae and Freddie Mac. In a separate announcement on the same day, the Federal Reserve indicated it would make one of its short-term lending programs available to each of Fannie Mae and Freddie Mac. Any failure to honor guarantees on agency securities by Fannie Mae or Freddie Mac or any downgrade of securities issued by Fannie Mae or Freddie Mac by the Rating Agencies could cause a significant decline in the cash flow from, and the value of, any Agency MBS we may own, and we may then be unable to sell or finance Agency MBS on favorable terms or at all.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2008 annual meeting of stockholders on June 12, 2008. The following are the matters considered and voted upon at the annual meeting:

Election of Directors

Name	Term Expires	Number of Shares For	Number of Shares Withheld

Steven M. Abreu	2009	20,102,351	88,583
David A. Akre	2009	20,026,882	164,052
David R. Bock	2009	20,103,390	87,544
James J. Fowler	2009	20,102,276	88,658
Alan L. Hainey	2009	20,103,230	87,704
Steven R. Mumma	2009	20,027,687	163,247
Steven G. Norcutt	2009	20,103,398	87,536

Stockholders also ratified and approved the appointment of Deloitte & Touche LLP as the Company's independent registered pubic accounting firm for the fiscal year ending December 31, 2008: 18,669,262 shares voted in favor; 16,589 shares voted against and 4,958 shares abstained.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 11, 2008	By:	/s/ David A. Akre
David A. Akre Co-Chief Executive Officer

Date: August 11, 2008	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1(a)	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 4, 2007.)

3.1(c)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 4, 2007.)

3.1(d)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1(d) to our Current Report on Form 8-K filed on May 16, 2008.)

3.1(e)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1(e) to our Current Report on Form 8-K filed on May 16, 2008.)

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant's Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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