Form 10-Q
period 2008-09-30
NEW YORK MORTGAGE TRUST INC
filed 2008-11-13
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes  ☐   No ☒

The number of shares of the registrant's common stock, par value $.01 per share, outstanding on November 6, 2008 was 9,320,094

NEW YORK MORTGAGE TRUST, INC.
FORM 10-Q

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except per share data)
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$13,307	$5,508
Restricted cash	278	7,515
Investment securities - available for sale	480,142	350,484
Accounts and accrued interest receivable	3,461	3,485
Mortgage loans held in securitization trusts (net)	357,533	430,715
Derivative assets	1,752	416
Prepaid and other assets	2,157	2,262
Assets related to discontinued operation	5,841	8,876
Total Assets	$864,471	$809,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$406,295	$315,714
Collateralized debt obligations	345,734	417,027
Derivative liabilities	—	3,517
Accounts payable and accrued expenses	5,680	3,752
Subordinated debentures	45,000	45,000
Convertible preferred debentures	19,665	—
Liabilities related to discontinued operation	3,967	5,833
Total liabilities	826,341	790,843
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 9,320,094 shares issued and outstanding at September 30, 2008 and 1,817,927 shares issued and outstanding at December 31, 2007	93	18
Additional paid-in capital	151,725	99,357
Accumulated other comprehensive loss	(15,715)	(1,950)
Accumulated deficit	(97,973)	(79,007)
Total stockholders' equity	38,130	18,418
Total Liabilities and Stockholders' Equity	$864,471	$809,261

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Interest income-investment securities and loans held in securitization trusts	$10,324	$12,376	$34,332	$38,987
Interest expense-investment securities and loans held in securitization trusts	6,692	11,212	23,997	36,188
Net interest income from investment securities and loans held in securitization trusts	3,632	1,164	10,335	2,799

Interest expense - subordinated debentures	(913)	(895)	(2,768)	(2,671)
Interest expense – convertible preferred debentures	(537)	—	(1,612)	—
Net interest income	2,182	269	5,955	128
OTHER EXPENSE:
Loan losses	(7)	(99)	(1,462)	(1,039)
Gain (loss) on securities and related hedges	4	(1,013)	(19,927)	(4,834)
Total other expense	(3)	(1,112)	(21,389)	(5,873)
EXPENSES:
Salaries and benefits	258	178	988	674
Marketing and promotion	36	37	128	99
Data processing and communications	74	50	212	143
Professional fees	367	266	1,065	471
Depreciation and amortization	74	93	223	242
Other	626	222	2,210	393
Total expenses	1,435	846	4,826	2,022
INCOME (LOSS) FROM CONTINUING OPERATIONS	744	(1,689)	(20,260)	(7,767)
Income (loss) from discontinued operation - net of tax	285	(19,027)	1,294	(31,886)
NET INCOME (LOSS)	$1,029	$(20,716)	$(18,966)	$(39,653)
Basic and diluted income (loss) per common share	$0.11	$(11.39)	$(2.39)	$(21.88)
Dividends Declared per share common share	$0.16	$—	$0.44	$0.50
Weighted average shares outstanding-basic	9,320	1,818	7,924	1,812
Weighted average shares outstanding- diluted	9,320	1,818	7,924	1,812

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30, 2008
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2008 - Stockholders' Equity	$18	$99,357	$(1,950)	$(79,007)	$18,418
Comprehensive Income:
Net loss	—	—	—	(18,966)	(18,966)
Other comprehensive income (loss):
Increase in net unrealized loss on available for sale securities	—	—	(15,848)	—	(15,848)
Increase in net unrealized gain on derivative instruments	—	—	2,083	—	2,083
Dividends		(4,101)	—	—	(4,101)
Common Stock Issuance	75	56,469	—	—	56,544
Balance, September 30, 2008 - Stockholders' Equity	$93	$151,725	$(15,715)	$(97,973)	$38,130

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(18,966)	$(39,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,044	683
Amortization of premium on investment securities and mortgage loans held in securitization trusts	819	1,602
Loss of securities and related hedges	19,927	4,834
Gain on sale of retail lending segment	—	(4,525)
Allowance for deferred tax asset	—	18,352
Loan losses	1,520	6,648
Other	—	1,596
Changes in operating assets and liabilities:
Due from loan purchasers	—	88,351
Escrow deposits - pending loan closings	—	3,814
Origination of mortgage loans held for sale	—	(300,863)
Proceeds from sales or repayments of mortgage loans	2,732	398,807
Accounts and accrued interest receivable	48	2,183
Prepaid and other assets	196	2,526
Due to loan purchasers	117	(11,721)
Accounts payable and accrued expenses	(1,221)	(4,116)
Other liabilities	—	(131)
Net cash provided by operating activities:	6,216	168,387

Cash Flows from Investing Activities:
Restricted cash	7,237	(2,879)
Purchases of investment securities	(850,609)	(231,932)
Proceeds from sale of investment securities	625,986	246,874
Principal repayments received on mortgage loans held in securitization trusts	70,815	127,301
Principal paydown on investment securities - available for sale	64,043	104,875
Proceeds from sale of retail lending platform	—	12,936
Purchases of property and equipment	—	(396)
Disposal of fixed assets	11	485
Net cash (used in) provided by investing activities	(82,517)	257,264

Cash Flows from Financing Activities:
Proceeds from common stock issued (net)	56,544	—
Proceeds from convertible preferred debentures (net)	19,590	—
Payments made for termination of swaps	(8,333)	—
Increase (decrease) in financing arrangements	90,581	(660,407)
Collateralized debt obligation borrowings	—	337,431
Collateralized debt obligation paydowns	(71,672)	(90,674)
Common stock dividends paid	(2,610)	(1,826)
Net cash provided by (used in) financing activities	84,100	(415,476)

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Net Increase in Cash and Cash Equivalents	7,799	10,175
Cash and Cash Equivalents - Beginning of Period	5,508	969
Cash and Cash Equivalents - End of Period	$13,307	$11,144

Supplemental Disclosure
Cash paid for interest	$28,030	$41,338
Non Cash Financing Activities
Dividends declared to be paid in subsequent period	$1,491	$—

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of investing in residential adjustable rate mortgage-backed securities issued by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Quarterly Report on Form 10-Q as “MBS” and MBS issued by a federally chartered corporation as “Agency MBS”. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

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

Under the advisory agreement with JMP Asset Management LLC (“JMPAM”), which was entered into concurrent with our issuance of 1.0 million shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) on January 18, 2008 to JMP Group, Inc. and certain of its affiliates, JMPAM advises two of our wholly-owned subsidiaries, Hypotheca Capital, LLC (formerly known as The New York Mortgage Company, LLC) (“HC”) and New York Mortgage Funding, LLC, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by JMPAM. We refer to these subsidiaries in our periodic reports filed with the Securities and Exchange Commission (“SEC”) as the “Managed Subsidiaries.” As an advisor to the Managed Subsidiaries, we expect that JMPAM will focus on the acquisition of alternative mortgage related investments. As of the date of the filing of this report, we have not commenced investments pursuant to this strategy; however, this strategy, if and when implemented, will vary from our core strategy and we can provide no assurance that we will be successful at implementing any alternative investment strategy.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Basis of Presentation - The condensed consolidated balance sheets at September 30, 2008, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

The Board of Directors declared a one for five reverse stock split of our common stock, as of October 9, 2007 and a one for two reverse stock split of our common stock, as of May 27, 2008, decreasing the number of common shares then outstanding to approximately 9.3 million. Prior and current period share amounts and earnings per share disclosures have been restated to reflect the reverse stock split. In addition, the terms of our Series A Preferred Stock provide that the conversion rate for the Series A Preferred Stock be appropriately adjusted to reflect any reverse stock split. As a result, the description of our Series A Preferred Stock reflects the May 2008 reverse stock split.

New Accounting Pronouncements - On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

The changes to previous practice resulting from the application of SFAS No.157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The definition of fair value retains the exchange price notion used in earlier definitions of fair value.  SFAS No.157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  SFAS No.157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS No.157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date (see note 10).

On January 1, 2008, the Company adopted SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.

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
September 30, 2008
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

In December 2007, the FASB issued SFAS No. 141, Business Combinations and issued SFAS 141(R) Business Combinations.  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be generally expensed rather than included as part of the basis of the acquisition.  SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for all transactions the Company closes, on or after January 1, 2009.  We are currently evaluating the impact SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.  SFAS No.160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No.160 is effective for the Company on January 1, 2009 and most of its provisions will apply prosepectively. We are currently evaluating the impact SFAS No.160 will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. SFAS No.140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for the Company’s fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP No.140-3 on its financial condition and cash flows. Adoption of FSP No.140-3 will have no effect on the Company’s results of operations.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements the Company issues for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009. Because SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No.157-3”).  FSP No.157-3 clarifies the application of FAS No.157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

2. Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	September 30, 2008	December 31, 2007

Amortized cost	$495,990	$350,484
Gross unrealized losses	(15,848)	—
Fair value	$480,142	$350,484

During March 2008, news of security liquidations increased the volatility of many financial assets, including those held in our portfolio. The significant liquidation of MBS by several large financial institutions in early March 2008 caused a significant decline in the fair market value of our MBS portfolio, including Agency ARM MBS and CMO Floaters that we pledge as collateral for borrowings under our repurchase agreements. As a result of the significant decline in the fair value of our Agency securities, as determined by the lenders under our repurchase agreements, the haircut required by our lenders to obtain new or additional financing on these securities experienced, in some cases, a significant increase. As of September 30, 2008, the average haircut on the CMO Floaters in our portfolio was 12% or an advance rate of 88%, as compared to 5% or an advance rate of 95% at December 31, 2007. As a result of the combination of lower fair values on our Agency securities and rising haircut requirements to finance those securities, we elected to improve our liquidity position by selling approximately $592.8 million of Agency MBS securities, including $516.4 million of Agency ARM MBS and $76.4 million of CMO Floaters from our portfolio in March 2008. The sales resulted in a realized loss of $15.0 million.

As a result of the timing of these sales occurring prior to the release of our December 31, 2007 results, the Company determined that the unrealized losses on our entire MBS securities portfolio were considered to be other than temporarily impaired as of December 31, 2007 and incurred an $8.5 million impairment charge for the quarter ended December 31, 2007.

As of September 30, 2008 and the date of this filing, we have the intent, and believe we have the ability, to hold our portfolio of securities which are currently in unrealized loss positions until recovery of their amortized cost, which may be until maturity.  Given the uncertain state of the financial markets, should conditions change that would require us to sell securities at a loss, we may no longer be able to assert that we have the ability to hold our remaining securities until recovery, and we would then be required to record impairment charges related to these securities. Substantially all of the Company's investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 5).

The decline in value of our securities as of September 30, 2008 are partly attributable to non interest related movements including decreased market liquidity and increased uncertainty among financial institutions facing material structural changes in the market place.

All securities held in Investment Securities Available for Sale, including Agency, investment and non-investment grade securities, are based on unadjusted price quotes for similar securities in active markets and are categorized as Level 2 per SFAS No.157 (see note 10).

The following table presents the Company's investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008. There were no unrealized positions twelve months or more or as of December 31, 2007 as the Company incurred an $8.5 million impairment charge (dollar amounts in thousands):

September 30, 2008	Less than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency REMIC CMO floaters	$195,405	$6,638	$195,405	$6,638
Agency Hybrid ARM securities	262,347	3,742	262,347	3,742
Non-Agency floaters	21,773	4,252	21,773	4,252
NYMT retained securities	617	1,216	617	1,216
Total	$480,142	$15,848	$480,142	$15,848

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

The following tables set forth the stated reset periods and weighted average yields of our investment securities at September 30, 2008, there are no investments with resets more than 6 months and less than 24 months (dollar amounts in thousands):

	Less than 6 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO floaters	$195,405	4.02%	$—	—	$195,405	4.02%
Agency Hybrid ARM securities	—	—	262,347	4.78%	262,347	4.78%
Non-Agency floaters	21,773	17.54%	—	—	21,773	17.54%
NYMT Retained Securities (1)	548	10.74%	69	21.25%	617	19.35%
Total/Weighted average	$217,726	5.62%	$262,416	4.96%	$480,142	5.27%

(1) The NYMT retained securities includes $0.1 million of residual interests related to the NYMT 2006-1 transaction.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2007, there are no investments with resets more than 6 months and less than 24 months (dollar amounts in thousands):

	Less than 6 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$318,689	5.55%	$—	—	$318,689	5.55%
Non-Agency Floaters	28,401	5.50%	—	—	28,401	5.50%
NYMT Retained Securities (1)	2,165	6.28%	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$1,229	12.99%	$350,484	5.61%

(1) The NYMT retained securities includes $1.2 million of residual interests related to the NYMT 2006-1 transaction.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

3. Mortgage Loans Held in Securitization Trusts (net)

Mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	September 30, 2008	December 31, 2007
Mortgage loans principal amount	$356,682	$429,629
Deferred origination costs – net	2,257	2,733
Reserve for loan losses	(1,406)	(1,647)
Total	$357,533	$430,715

Reserve for Loan losses - The following table presents the activity in the Company's reserve for loan losses on mortgage loans held in securitization trusts for the nine months ended September 30, 2008 and 2007 (dollar amounts in thousands).

	September 30,
	2008	2007
Balance at beginning of period	$1,647	$—
Provisions for loan losses	1,433	1,011
Charge-offs	(1,674)	—
Balance of the end of period	$1,406	$1,011

All of the Company's mortgage loans held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDO”) (see note 6). As of September 30, 2008, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and the amount of CDO outstanding, was $11.8 million.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

The following tables set forth delinquent loans in our portfolio as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):
September 30, 2008
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	6	$2,389	0.67%
61-90	1	860	0.24%
90+	10	5,015	1.41%
Real estate owned through foreclosure	3	$1,410	0.40%

December 31, 2007
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	—	$—	—%
61-90	2	1,859	0.43%
90+	12	6,910	1.61%
Real estate owned through foreclosure	4	$4,145	0.96%

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

4. Derivative Instruments and Hedging Activities

The Company enters into derivatives to manage its interest rate and market risk exposure associated with its MBS investment activities and its subordinated debentures. These derivatives include interest rate swaps and caps to mitigate the effects of major interest rate changes on net investment spread.

During the nine months ended September 30, 2008, the Company terminated a total of $517.7 million of notional interest rate swaps resulting in a realized loss of $4.8 million.

The following table summarizes the estimated fair value of derivative assets and liabilities as of September 30, 2008 and December 31, 2007 (see note 10) (dollar amounts in thousands):

	September 30, 2008	December 31, 2007
Derivative assets:
Interest rate caps	$271	$416
Interest rate swaps	1,481	—
Total	$1,752	$416

Derivative liabilities:
Interest rate swaps	$—	$3,517
Total	$—	$3,517

The notional amounts of the Company's interest rate swaps and interest rate caps as of September 30, 2008 were $146.7 million and $504.9 million, respectively.

The notional amounts of the Company's interest rate swaps and interest rate caps as of December 31, 2007 were $220.0 million and $749.6 million, respectively.

The Company estimates that over the next 12 months, approximately $1.2 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated Other Comprehensive Income (“OCI”) into earnings.

The Company received $1.6 million in cash related to margin owed to the Company for interest rate swaps as of September 30, 2008 and had $4.7 million of restricted cash related to margin posted for interest rate swaps as of December 31, 2007. The Company is required to post margin in the form of either cash or Agency ARM MBS to cover fair value deficits from our interest rate swap counterparties.

5. Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its mortgage-backed securities portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the MBS which they finance. At September 30, 2008, the Company had repurchase agreements with an outstanding balance of $406.3 million and a weighted average interest rate of 4.08%. As of December 31, 2007, the Company had repurchase agreements with an outstanding balance of $315.7 million and a weighted average interest rate of 5.02%. At September 30, 2008 and December 31, 2007, securities pledged as collateral for repurchase agreements had estimated fair values of $452.1 million and $337.4 million, respectively. All outstanding borrowings under our repurchase agreements mature within 30 days. As of September 30, 2008, the average days to maturity for all repurchase agreements are 14 days. The Company had outstanding repurchase agreements with five different financial institutions as of September 30, 2008 as compared to four as of December 31, 2007.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

As of September 30, 2008, our Agency ARM MBS are financed with $234.2 million of repurchase agreement funding with an advance rate of 94% that implies a haircut of 6%, our Agency CMO floaters are financed with $156.4 million of repurchase agreement financing with an advance rate of 88% that implies a haircut of 12%, and the non-Agency CMO floater was financed with $15.7 million of repurchase agreement funding with an advance rate of 80% that implies a 20% haircut.

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

As of September 30, 2008, the Company had $13.3 million in cash and $28.1 million in unencumbered securities including $23.3 million in Agency MBS to meet additional haircut or market valuation requirements.

6. Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2008 and December 31, 2007, the Company had CDOs outstanding of $345.7 million and $417.0 million, respectively. As of September 30, 2008 and December 31, 2007, the current weighted average interest rate on these CDOs was 3.53% and 5.25%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $356.7 million and $429.6 million at September 30, 2008 and December 31, 2007, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of September 30, 2008 and December 31, 2007, had a net investment in the securitizations trusts after loan loss reserves of $11.8 million and $13.7 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $239.6 million as of September 30, 2008 and an aggregate notional amount of $286.9 million as of December 31, 2007, which are recorded as an asset of the Company. The interest rate caps are carried at fair value and totaled $0.3 million as of September 30, 2008 and $0.1 million as of December 31, 2007, respectively. The interest rate caps reduce interest rate exposure on these transactions.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Balance Sheet Data

The components of assets related to the discontinued operation as of September 30, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	September 30, 2008	December 31, 2007
Accounts and accrued interest receivable	$26	$51
Mortgage loans held for sale (net of reserves of $1.1 million as of September 30, 2008 and $1.5 million as of December 31, 2007)	5,391	8,077
Prepaid and other assets	424	737
Property and equipment, net	—	11
Total assets	$5,841	$8,876

The components of liabilities related to the discontinued operation as of September 30, 2008 and December 31, 2007 are as follows (dollar amounts in thousands):

	September 30, 2008	December 31, 2007

Due to loan purchasers	$687	$894
Accounts payable and accrued expenses	3,280	4,939
Total liabilities	$3,967	$5,833

Statements of Operations Data

The statements of operations of the discontinued operation for the three and nine months ended September 30, 2008 and 2007 are as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$203	$(39)	$1,136	$1,877
Expenses	(82)	18,988	(158)	(33,763)
Loss from discontinued operations - net of tax	285	(19,027)	1,294	(31,886)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

8. Commitments and Contingencies

Loans Sold to Investors  - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company did not repurchase any loans during the three months ended September 30, 2008.

The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit. As of September 30, 2008, we had a total of $1.5 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.5 million. The reserve is based on one or more factors, including, among other things, historical settlement rates, property value securing the loan in question and specific settlement discussion with third parties.

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

On December 30, 2007 we entered into an agreement in principle with the Plaintiffs to settle this suit. On June 2, 2008 the court granted a preliminary approval of settlement and authorized notification to plaintiffs and held a fairness hearing on September 18, 2008. At the hearing, the court certified the class and approved the settlement, subject to a final motion to approve Plaintiffs’ counsel’s application for fees. As part of the preliminary settlement, the Company funded the settlement in the amount of $1.35 million into an escrow account for the Plaintiffs. The amount was previously reserved and expensed in the year ended December 31, 2007. Once the fee application is decided (any fee award is to be paid out of the fund with no additional costs to the Company), the funds will be distributed from the escrow account to the Plaintiffs.

Leases - The Company leases its corporate offices and certain office space related to our discontinued mortgage lending operation not assumed by IndyMac and equipment under short-term lease agreements expiring at various dates through 2013. All such leases are accounted for as operating leases. Total rental income for property and equipment amounted to $0.4 million and $0.1 million for the nine months and three months ended September 30, 2008. As of September 30, 2008, the Company had been reimbursed for $1.2 million by Indymac representing the reduction in escrow from the non performance of vacating the premise as described below and is included in other income.

Pursuant to an Assignment and Assumption of Sublease and an Escrow Agreement, each with Lehman Brothers Holdings Inc. (“Lehman”) (collectively, the “Agreements”), the Company assigned and Lehman assumed the sublease for the Company's corporate headquarters at 1301 Avenue of the Americas. Pursuant to the Agreements, Lehman funded an escrow account, containing $3.0 million for the benefit of HC. The escrow amount was reduced by $0.2 million for each month the Company or IndyMac remained in the leased space between February 1, 2008 and July 31, 2008, for a total escrow reduction of $1.2 million, which amount was reimbursed by IndyMac. The remaining $1.8 million in escrow was released to the Company on August 18, 2008. The Company relocated its corporate offices to 52 Vanderbilt Avenue in New York, New York on July 3, 2008. IndyMac occupied the leased space at 1301 Avenue of the Americas pursuant to the contractual provisions related to the sale of the mortgage origination business until July 31, 2008. Pursuant to the provisions of the sale transaction with IndyMac, IndyMac paid rent equal to the Company’s cost, including any penalties and foregone bonuses resulting from the delay in vacating the leased premises.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

On September 15, 2008, Lehman filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. Pursuant to the terms of a sublease agreement between the Company and PricewaterhouseCoopers LLP, whereby the Company agreed to lease the space at 1301 Avenue of the Americas until December 31, 2010, the Company may be obligated to pay monthly rent of $0.2 million and certain other expenses for the leased space at 1301 Avenue of the Americas in the event Lehman or any successor thereof fails to satisfy its obligations under the Agreements.

Letters of Credit– The Company maintains a letter of credit in the amount of $178,200 in lieu of a cash security deposit for its current corporate headquarters located at 52 Vanderbilt Avenue in New York City for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

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

9.  Concentrations of Credit Risk

At September 30, 2008 and December 31, 2007, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as follows:

	September 30, 2008	December 31, 2007

New York	30.7%	31.2%
Massachusetts	17.2%	17.4%
Florida	7.8%	8.3%
California	7.2%	7.2%
New Jersey	6.0%	5.7%

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

10. Fair Value of Financial Instruments

The Company adopted SFAS No.157 effective January 1, 2008, and accordingly all assets and liabilities measured at fair value will utilize valuation methodologies in accordance with the statement.  The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

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

c. Mortgage Loans Held for Sale (Net) –The fair value of mortgage loans held for sale (net) are estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of the loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit. As there are not readily available quoted prices for identical or similar loans are classified as Level 3 fair values.

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2008 on the condensed consolidated balance sheet by SFAS No.157 valuation hierarchy, as previously described (dollar amounts in thousands):

	Fair Value at September 30, 2008
Assets carried at fair value:	Level 1	Level 2	Level 3	Total
Investment securities - available for sale	$—	$480,142	$—	$480,142
Mortgage loans held for sale (net)	—	—	5,391	5,391
Interest Rate Caps	—	271	—	271
Interest Rate Swaps	—	1,481	—	1,481
Total	$—	$481,894	$5,391	$487,285

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

The following table details changes in valuations for the Level 3 assets for the three and nine months ended September 30, 2008 (dollar amounts in thousands):

Mortgage Loans Held for Sale (Net)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Beginning balance	$6,200	$8,077
Principal paydown	(888)	(2,732)
Provision for loan losses	—	(87)
LOCOM adjustment	79	133
Ending balance	$5,391	$5,391

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which time price transparency may be reduced.  This condition could cause the Company’s financial instruments to be reclassified from Level 2 to Level 3 in future periods.

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

 12. Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,320,094 shares issued and outstanding as of September 30, 2008 and 1,817,927 shares issued and outstanding as of December 31, 2007. The Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ( “ Series A Preferred Stock ” ) authorized. As of September 30, 2008 and December 31, 2007, the Company had issued and outstanding 1,000,000 and 0 shares, respectively, of Series A Preferred Stock. Of the common stock authorized, 103,111 shares (plus forfeited shares of 32,832 previously granted) were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of September 30, 2008, 135,943 shares remain reserved for issuance under the 2005 Plan.

On February 21, 2008, the Company completed the issuance and sale of 7.5 million shares of its common stock in a private placement at a price of $8.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of $56.5 million after payment of private placement fees and expenses.  In connection with this private offering of our common stock, we entered into the Common Stock Registration Rights Agreement, pursuant to which we were required to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 7.5 million shares sold in this private offering. The Company filed a resale shelf registration statement on Form S-3 on April 4, 2008 which became effective on April 18, 2008.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

 On April 21, 2008, the Company declared a $0.12 per share cash dividend on its common stock. The dividend was payable on May 15, 2008 to common stockholders of record as of April 30, 2008. On June 26, 2008, the Company declared a $0.16 per share cash dividend on its common stock. The dividend was payable on July 25, 2008 to common stockholders of record as of July 10, 2008. On September 29, 2008, the Company declared a $0.16 per share cash dividend on its common stock. The dividend was payable on October 27, 2008 to common stockholders of record as of October 10, 2008.

We paid a $0.50 per share cash dividend in each of the first two quarters on the Series A Preferred Stock. On September 29, 2008 the Company declared a $0.50 per share cash dividend, or an aggregate of $0.5 million, payable on October 31, 2008 to holders of record of our Series A Preferred Stock as of September 30, 2008.

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
September 30, 2008
(unaudited)

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) – Basic	$1,029	$(20,716)	$(18,966)	$(39,653)
Net income (loss) from continuing operations	744	(1,689)	(20,260)	(7,767)
Net income (loss) from discontinued operations (net of tax)	285	(19,027)	1,294	(31,886)
Effect of dilutive instruments:
Convertible preferred debentures (1)	537	—	1,612	—
Net income (loss) – Dilutive	1,029	(20,716)	(18,966)	(39,653)
Net income (loss) from continuing operations	744	(1,689)	(20,260)	(7,767)
Net income (loss) from discontinued operations (net of tax)	$285	$(19,027)	$1,294	$(31,886)
Denominator:
Weighted average basis shares outstanding	9,320	1,818	7,919	1,812
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,500	—	2,344	—
Weighted average dilutive shares outstanding	9,320	1,818	7,919	1,812
EPS:
Basic EPS	$0.11	$(11.39)	$(2.39)	$(21.88)
Basic EPS from continuing operations	0.08	(0.93)	(2.55)	(4.28)
Basic EPS from discontinued operations (net of tax)	0.03	(10.47)	0.16	(17.60)
Dilutive EPS	$0.11	$(11.39)	$(2.39)	$(21.88)
Dilutive EPS from continuing operations	0.08	(0.93)	(2.55)	(4.28)
Basic EPS from discontinued operations (net of tax)	0.03	(10.47)	0.16	(17.60)
(1) – Amount excluded from dilutive calculation as it is anti-dilutive.

13. Convertible Preferred Debentures

As of September 30, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million and current dividend payment rate of 10% per year. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference. Pursuant to SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as  a liability on its balance sheet.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Series A Preferred Stock is convertible into shares of the Company's common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

14. Related Party Transactions

Concurrent and in connection with the issuance of our Series A Preferred Stock on January 18, 2008, we entered into an advisory agreement with JMPAM, which is an affiliate of JMP Group, Inc. and JMP Realty Trust, Inc. Pursuant to a Schedule 13D filed with the SEC on March 25, 2008, JMPAM and JMP Group, Inc. beneficially owned approximately 16.8% and 12.2% of our common stock. Under the agreement, JMPAM advises the Managed Subsidiaries. As previously disclosed, we have an approximately $63.7 million net operating loss carry-forward that remains with us after the sale of our mortgage lending business. As an advisor to the Managed Subsidiaries, we expect that JMPAM will, at some point in the future, focus on the acquisition of alternative mortgage related investments on behalf of the Managed Subsidiaries. Some of those investments may allow us to utilize all or a portion of the net operating loss carry-forward to the extent available by law. The commencement of any activity by JMPAM must be approved by the Board of Directors and any subsequent investment on behalf of Managed Subsidiaries must adhere to investment guidelines adopted by our board of directors. JMPAM will earn a base advisory fee of 1.5% of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries and is also eligible to earn incentive compensation if the Managed Subsidiaries achieve certain performance thresholds. As of September 30, 2008, JMPAM was not managing any assets in the Managed Subsidiaries, but was earning a base advisory fee on the net proceeds to our Company from our private offerings in each of January 2008 and February 2008. For the three and nine months ended September 30, 2008, we JMPAM earned $0.2 million and $0.5 million respectively, in advisory fees. As of the date of this report, we expect JMPAM to earn approximately $0.7 million in advisory fees for the 2008 fiscal year.

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

On February 21, 2008, we completed the issuance of 7.5 million shares of our common stock in a private placement to certain accredited investors, resulting in $56.5 million in net proceeds to the Company. JMP Securities LLC, an affiliate of JMPAM, JMP Group, Inc. and JMP Realty Trust, Inc., served as the sole placement agent for the transaction and was paid a $3.0 million placement fee from the gross proceeds.

15. Income Taxes

All income tax benefits relate to HC and are included in the results of operations of the discontinued operation. Deferred taxes at September 30, 2008 include a deferred tax asset of $0.1 million and a deferred tax liability of $0.1 million which represents the tax effect of differences between tax basis and financial statement carrying amounts of assets and liabilities. The $64.6 million net operating loss carry-forward expires at various intervals between 2024 and 2028. During the quarter ended September 30, 2007 management determined that the Company would likely not be able to utilize the deferred tax asset and accordingly recorded a 100% valuation allowance. The Company continued to reserve 100% of deferred tax benefit in the quarter ended September 30, 2008 as the facts continue to support the Company's inability to utilize the deferred tax asset.

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

It is important to note that the description of our business is general and our investment in mortgage loans and mortgage-backed securities holdings in particular, is a statement about our operations as of a specific point in time and is not meant to be construed as an investment policy. The types of assets we hold, the amount of leverage we use or the liabilities we incur and other characteristics of our assets and liabilities disclosed in this report as of a specified period of time are subject to reevaluation and change without notice.

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

•	market changes in the terms and availability of repurchase agreements used to finance our investment portfolio activities;

•	reduced demand for our securities in the mortgage securitization and secondary markets;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	changes in the financial markets and economy generally;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board's ability to change our operating policies and strategies without notice to you or stockholder approval;

•
our ability to manage, minimize or eliminate liabilities stemming from the discontinued operations including, among other things, litigation, repurchase obligations on the sales of mortgage loans and property leases; and

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, Part II, Item 1A of our Quarterly Reports on Form 10-Q for each of the quarterly reports filed in 2008 and the various other factors identified in any other documents filed by us with the Securities and Exchange Commission, or SEC.

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

General

New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of investing in residential adjustable rate mortgage-backed securities issued by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Quarterly Report on Form 10-Q as “MBS” and MBS issued by a federally chartered corporation as “Agency MBS”. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income. We believe that the best approach to generating a positive net interest income is to manage our liabilities, principally in the form of short-term indebtedness (maturities of one year or less), in relation to the interest rate risks of our investments. To help achieve this result, we employ repurchase agreement financing, generally short-term, and over time will combine our financings with hedging techniques, primarily interest rate swaps. We may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate caps, floors and swap options to protect against adverse interest rate movements.

Since inception, our investment portfolio strategy has focused on the acquisition of high-credit quality ARM loans and securities. Moreover, since our exit from the mortgage lending business on March 31, 2007, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in MBS and, since August 2007, we have employed a portfolio strategy that focuses on investments in Agency MBS. As of September 30, 2008, our investment portfolio was comprised of $480.1 million in MBS, including $262.3 million of Agency ARM MBS, $195.4 million of Agency CMO floaters and $22.4 million of non-Agency MBS, of which $21.8 million are rated in the highest category by two rating agencies (either Moody's Investor Service, Inc. or Standard & Poor's, Inc.), and $357.5 million of prime ARM loans held in securitization trusts.  As of September 30, 2008, we had approximately $864.5 million of total assets as compared to $809.3 million at December 31, 2007.

Our Alternative Investment Strategy Under Our Advisory Agreement

Although we are in the business of investing in MBS and have most recently employed a portfolio strategy that focuses on investments in Agency MBS, we may engage in an alternative mortgage related investment strategy in the near future that would potentially allow us to utilize an approximately $64.6 million net operating loss carry-forward that resulted from our exit from the mortgage lending business. We expect this alternative mortgage-related investment strategy, which will be managed by JMP Asset Management LLC (“JMPAM”) pursuant to an advisory agreement between JMPAM and our company, to primarily take the form of equity investments in unaffiliated third party entities, or Funds, that acquire or manage a portfolio of non-Agency MBS, some or all of which may be classified as non-investment grade securities. Under the advisory agreement with JMPAM, which was entered into concurrent with our issuance of 1.0 million shares of Series A Cumulative Convertible Redeemable Preferred Stock to JMP Group, Inc. and certain of its affiliates, JMPAM advises two of our wholly-owned subsidiaries, Hypotheca Capital, LLC, or HC (formerly known as The New York Mortgage Company, LLC), and New York Mortgage Funding, LLC, or NYMF, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by JMPAM. We refer to these subsidiaries in our periodic reports filed with the SEC as the “Managed Subsidiaries.” As an advisor to the Managed Subsidiaries, we expect that JMPAM will focus on the acquisition of alternative mortgage related investments. Investments by us in Funds will generally expose us to greater credit risk and less interest rate risk than investments in Agency MBS. Although our investment strategy thus far in 2008 has focused on the acquisition of Agency MBS, JMPAM may commence investments under this alternative mortgage related investment strategy in the near future; provided, however, that the commencement of investments by JMPAM under this strategy must first be approved by our board of directors and any subsequent investment on behalf of Managed Subsidiaries must adhere to investment guidelines adopted by our board of directors. This strategy, if and when implemented, will vary from our core strategy and we can provide no assurance that we will be successful at implementing any alternative investment strategy.

Known Material Trends and Commentary

Adverse developments in global financial markets and economic conditions - Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility and disruption, and recent signs indicate that the U.S. economy is in recession. For the nine month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and declining real estate values in the U.S. have contributed to increased volatility and diminished expectations for the U.S. and global economies generally. Market volatility and disruption was heightened in the third quarter of 2008 with the federal conservatorship of Fannie Mae and Freddie Mac, the declared bankruptcy of Lehman Brothers Holdings Inc. and the U.S. government loan to American International Group Inc.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted by the U.S. Congress. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

Declines in the prices of mortgage assets - Investors’ appetite for U.S. mortgage assets continued to be weak throughout 2008. In addition, the market disruption of March 2008 and related de-leveraging in the mortgage asset industry involved the liquidation or sale of a significant amount of Agency securities. This selling, along with decreased demand for these assets among investors, caused mortgage asset prices to decline in the quarter ended March 31, 2008. Prices improved during the second quarter as FNMA and FHLMC increased buying of Agency securities for their portfolio. The increased buying by the agencies was a direct result of the removal of the consent order that restricted portfolio growth by the Office of Federal Housing Enterprise Oversight (OFHEO). During the third quarter of 2008 FNMA and FHLMC were placed into federal conservatorship and Lehman Brothers Holdings Inc. declared bankruptcy, each of which were significant participants in the MBS markets. These events continue to put negative pressure on the pricing of all mortgage and credit sensitive assets.

Tightening in the financing markets and reduced liquidity - As prices of mortgage assets decreased, many lenders that finance mortgage assets took measures to insure their liquidity needs would not be compromised, particularly in March 2008. In connection with the market disruption of March 2008, many financial institutions withdrew financing and liquidity that they typically offered clients as part of their daily business operations. The most common forms of liquidity provided to the mortgage market are in the form of repurchase agreements for MBS. This reduced availability of financing subsequently led to de-leveraging by many in the industry and, in some cases, forced liquidations, all of which exacerbated the problem. During the second quarter liquidity stabilized and there were no significant failures or disruptions. In the third quarter, as a result of FNMA, FHLMC and Lehman Brothers Holdings Inc., the MBS markets experienced a reduction in the number of liquidity providers.

Volatility in financing costs - The dislocations in the mortgage market led to increased volatility in the cost of financing. The relationships between certain short-term interest rates, normally very consistent, became less so in the second half of 2007 and has continued to widen during 2008. The Federal Funds rate, an interest rate used by banks for overnight loans to each other and determined by the Federal Reserve Board, is a benchmark used by others to determine similar short term rates. The London Inter Bank Offered Rate (“LIBOR”), a market determined rate for short term loans, is typically 10 basis points higher than the Federal Funds rate. LIBOR averaged 12 basis points above the Fed Funds target during the first quarter and 50 basis points during the second quarter and 66 basis points during the third quarter. At September 30, 2008 the spread between LIBOR and the Fed Funds rate was approximately 190 basis points. This divergence has led to increased borrowing costs under our repurchase agreements rates because the interest rates under the financing agreements are typically priced off of one month LIBOR.

Hedging - We generally seek to reduce the volatility of our net income by entering into interest rate swap agreements. As of September 30, 2008, we are a party to interest rate swap agreements with an aggregate notional amount of $146.7 million. The Company discontinued hedge accounting treatment for the interest rate swap positions during the fourth quarter of 2007 as part of our strategic portfolio realignment related to the Series A Preferred Stock offering. Accordingly, the unrealized loss was recorded as an unrealized loss in our Statement of Operations and no longer reflected as part of other comprehensive income in our Balance Sheet. During the quarter ended March 31, 2008 the Company terminated certain swaps resulting in a realized loss of $4.8 million. The Company has not terminated any additional swaps since the first quarter of 2008.

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

The Company completed one for five reverse stock split of our common stock in October 2007 and a one for two reverse stock split of our common stock in May 2008. All share amounts and earnings per share disclosures have been restated to reflect these reverse stock splits.

Significance of Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements included therein. There have been no significant changes to those policies during 2008.

Overview of Performance

For the three and nine months ended September 30, 2008 we reported net income (loss) of $1.0 million and $(19.0) million as compared to a net loss of $20.7 million and $39.7 million, respectively for the same periods in 2007.

The main components of the change in income (loss) for the three and nine months ended September 30, 2008 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands):

Detailed Components of the change in income (loss)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Difference	2008	2007	Difference
Net interest income on investment portfolio	$3,632	$1,164	$2,468	$10,335	$2,799	$7,536
Net interest income	2,182	269	1,913	5,955	128	5,827
Loan losses	(7)	(99)	92	(1,462)	(1,039)	(423)
Gain (loss) on securities and related hedges	4	(1,013)	1,017	(19,927)	(4,834)	(15,093)
Income (loss) on continuing operations	744	(1,689)	2,433	(20,260)	(7,767)	(12,493)
Income (loss) from discontinued operations - net of tax	285	(19,027)	19,312	1,294	(31,886)	33,180
Net income (loss)	$1,029	$(20,716)	$21,745	$(18,966)	$(39,653)	$(20,687)

During January and February 2008, we used substantially all of the net proceeds from our private offerings of Series A Preferred Stock and common stock to purchase approximately $714.1 million of Agency MBS. As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, we sold an aggregate of $592.8 million of Agency MBS in our portfolio during March 2008 in an effort to reduce our leverage and improve our liquidity position in response to the market disruption of March 2008, and incurred a loss of $15.0 million. In addition, the Company terminated a total of $517.7 million of notional interest rate swaps in the quarter ended March 31, 2008, resulting in a realized loss of $4.8 million.

Summary of Operations and Key Performance Measurements

For the three and nine months ended September 30, 2008, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of MBS and mortgage loans held in securitization trusts, which was partially offset by losses on delinquent loans held in securitization trusts and certain other expenses. The net interest spread on our investment portfolio was 136 basis points for the quarter ended September 30, 2008, as compared to 143 basis points for the quarter ended June 30, 2008, and 34 basis points for the quarter ended September 30, 2007.

Because the assets in our MBS portfolio represent approximately 56% of our total assets as of September 30, 2008 and we fund these assets, which generally have maturities with longer terms than their funding source, with short-term borrowings under repurchase agreements, our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and on our ability to renew or replace maturing borrowings on a continuous basis. Repurchase agreements provide us with short-term borrowings that are secured by the securities in our investment portfolio and bear interest rates that are closely linked to the LIBOR. During the quarter ended September 30, 2008, we continued to employ a balanced and diverse funding mix to finance our investment portfolio and assets. At September 30, 2008, our MBS portfolio was funded with approximately $406.3 million of repurchase agreement borrowing, or approximately 49.2% of our total liabilities, and our loans held in securitization trusts were permanently financed with approximately $345.7 million of CDOs, or approximately 41.8% of our total liabilities. The Company has a net equity investment of $11.8 million in the securitization trusts. At September 30, 2008 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of stockholders’ equity and our convertible preferred debt, was 7 to 1. Given the continued uncertainty in the credit markets, we believe that maintaining a leverage ratio in the range of 7 to 8 times is appropriate at this time.

The key performance measures for our portfolio management activities are:

•	net interest spread on the portfolio;

•	losses on loans held in securitization trusts;

•	change in book value;

•	return on equity capital invested.

Financial Condition

As of September 30, 2008, we had approximately $864.5 million of total assets, as compared to approximately $809.3 million of total assets as of December 31, 2007. The increase in total assets results primarily from an increase in MBS of $129.7 million and a decrease of $73.2 million in mortgage loans held in securitization trust.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - Our securities portfolio primarily consists of Agency securities or AAA-rated residential mortgage-backed securities. The following tables set forth the credit characteristics of our securities portfolio as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

Credit Characteristics of Our Investment Securities
September 30, 2008	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency REMIC CMO floaters	FNMA/ FHLMC	$204,506	$195,405	41%	3.51%	4.02%
Agency Hybrid Arms	FNMA/ FHLMC	260,735	262,347	55%	5.16%	4.78%
Non-Agency floaters	AAA	27,270	21,773	4%	3.43%	17.54%
NYMT retained securities	AAA-BBB	609	548	0%	5.99%	10.74%
NYMT retained securities	Below BBB	2,747	69	0%	5.67%	21.25%
Total/Weighted average		$495,867	$480,142	100%	4.39%	5.27%

December 31, 2007	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency REMIC CMO floaters	FNMA/FHLMC	$324,676	$318,689	91%	5.98%	5.55%
Non-Agency floaters	AAA	29,764	28,401	8%	5.66%	5.50%
NYMT retained securities	AAA-BBB	2,169	2,165	1%	6.31%	6.28%
NYMT retained securities	Below BBB	2,756	1,229	0%	5.68%	12.99%
Total/Weighted average		$359,365	$350,484	100%	5.95%	5.61%

 Mortgage Loans Held in Securitization Trusts (Net)- Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements. These loans are classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans. If the securitization qualifies as a financing for SFAS No. 140 purposes, the loans are then re-classified as “mortgage loans held in securitization trusts.”

New York Mortgage Trust 2006-1, qualified as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. As of September 30, 2008 the residual assets totaled $0.1 million and are included in investment securities available for sale.
The following table details mortgage loans held in securitization trusts at September 30, 2008 (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
September 30, 2008	$356,682	5.58%	$357,533	5.48%

At September 30, 2008 mortgage loans held in securitization trusts totaled approximately $357.5 million, or 41% of our total assets. Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 78% of which are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as of September 30, 2008 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	812	$356,682	$357,533
Retained interest in securitization (included in Investment securities available for sale)	344	181,374	617
Total Loans Held	1,156	$538,056	$358,150

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$491	$3,500	$48
Coupon Rate	5.69%	8.50%	3.63%
Gross Margin	2.34%	5.00%	1.13%
Lifetime Cap	11.19%	13.38%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	322	330	286
Average Months to Reset	17	27	1
Original Average FICO Score	736	820	593
Original Average LTV	69.9	95.0	10.9

The following table details loan summary information for loans held in securitization trust at September 30, 2008 (dollar amounts in thousands)

												Principal
												amount of
												loans
												subject to
								Periodic		Face	Carrying	delinquent
Description			Interest Rate %			Final Maturity		Payment		Amount	Amount	principal
Property		Loan						Term	Prior	of	of	or
Type	Balance	Count	Max	Min	Avg	Min	Max	(months)	Liens	Mortgage	Mortgage	interest
Single	<= $100	12	7.75	4.75	5.44	12/01/34	11/01/35	360	NA	$1,595	$862	$69
Family	<=$250	93	8.50	4.75	5.66	09/01/32	12/01/35	360	NA	18,461	16,748	126
	<=$500	145	7.63	4.25	5.63	09/01/32	01/01/36	360	NA	53,690	50,892	894
	<=$1,000	65	7.50	3.88	5.62	07/01/33	12/01/35	360	NA	47,889	45,992	3,646
	>$1,000	35	7.00	3.75	5.64	01/01/35	01/01/36	360	NA	60,827	60,172	-
	Summary	350	8.50	3.75	5.63	09/01/32	01/01/36	360	NA	$182,462	$174,666	$4,735
2-4	<= $100	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$80	$77	$-
FAMILY	<=$250	6	6.75	4.38	5.75	12/01/34	07/01/35	360	NA	1,115	1,021	-
	<=$500	22	7.25	4.38	5.71	09/01/34	01/01/36	360	NA	8,110	7,910	513
	<=$1,000	4	6.88	5.38	6.06	12/01/34	08/01/35	360	NA	3,068	3,048	517
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	33	7.25	4.38	5.79	09/01/34	01/01/36	360	NA	$12,373	$12,056	$1,030
Condo	<= $100	18	6.63	4.38	5.67	01/01/35	12/01/35	360	NA	$2,368	$1,245	$-
	<=$250	94	6.88	4.50	5.66	08/01/32	01/01/36	360	NA	18,547	16,947	390
	<=$500	92	7.63	3.75	5.51	09/01/32	12/01/35	360	NA	32,204	31,216	654
	<=$1,000	36	7.50	3.88	5.38	08/01/33	11/01/35	360	NA	26,589	24,792	975
	>$1,000	15	6.13	4.88	5.48	07/01/34	09/01/35	360	NA	24,568	22,074	-
	Summary	255	7.63	3.75	5.55	08/01/32	01/01/36	360	NA	$104,276	$96,274	$2,019
CO-OP	<= $100	5	6.25	4.75	5.60	09/01/34	06/01/35	360	NA	$842	$274	$-
	<=$250	25	6.25	4.00	5.42	10/01/34	12/01/35	360	NA	4,950	4,482	-
	<=$500	45	6.38	3.63	5.42	08/01/34	12/01/35	360	NA	18,174	16,755	-
	<=$1,000	29	6.75	4.75	5.35	11/01/34	11/01/35	360	NA	21,454	20,456	-
	>$1,000	6	6.00	4.50	5.21	11/01/34	12/01/35	360	NA	8,664	8,176	-
	Summary	110	6.75	3.63	5.38	08/01/34	12/01/35	360	NA	$54,084	$50,143	$-
PUD	<= $100	2	5.63	5.25	5.44	07/01/35	07/01/35	360	NA	$438	$166	$-
	<=$250	28	6.75	4.38	5.60	01/01/35	12/01/35	360	NA	6,037	5,188	-
	<=$500	22	7.88	4.38	5.95	08/01/32	12/01/35	360	NA	7,799	7,499	480
	<=$1,000	8	7.50	4.75	5.74	09/01/33	12/01/35	360	NA	5,637	5,483	-
	>$1,000	4	6.22	5.63	5.96	04/01/34	12/01/35	360	NA	5,233	5,207	-
	Summary	64	7.88	4.38	5.76	08/01/32	01/01/36	360	NA	$25,144	$23,543	$480
Summary	<= $100	38	7.75	4.38	5.60	09/01/34	12/01/35	360	NA	$5,323	$2,624	$69
	<=$250	246	8.50	4.00	5.63	08/01/32	01/01/36	360	NA	49,110	44,386	516
	<=$500	326	7.88	3.63	5.63	08/01/32	01/01/36	360	NA	119,977	114,272	2,541
	<=$1,000	142	7.50	3.88	5.52	07/01/33	12/01/35	360	NA	104,637	99,771	5,138
	>$1,000	60	7.00	3.75	5.58	04/01/34	01/01/36	360	NA	99,292	95,629	-
	Grand Total	812	8.50	3.63	5.59	08/01/32	01/01/36	360	NA	$378,339	$356,682	$8,264

The following table details activity for loans held in securitization trust for the nine months ended September 30, 2008.

	Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2008	$429,629	$2,733	$(1,647)	$430,715
Additions	-	-	-	-
Principal repayments	(72,947)	-	-	(72,947)
Provisions for loan loss	-	-	(1,433)	(1,433)
Charge offs	-	-	1,674	1,674
Amortization for premium	-	(476)	-	(476)
Balance, September 30, 2008	$356,682	$2,257	$(1,406)	$357,533

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $13.3 million at September 30, 2008 versus $5.5 million at December 31, 2007.

Restricted Cash - Restricted cash of $0.3 million at September 30, 2008 includes amounts held as collateral for two letters of credit related to the Company's lease of office space, including its corporate headquarters. Restricted cash of $7.5 million at December 31, 2007, includes amounts held by counterparties as collateral for hedging instruments, amounts held as collateral for two letters of credit related to the Company's lease of office space, including its corporate headquarters, and amounts held in an escrow account to support warranties and indemnifications related to the sale of the retail mortgage lending platform to IndyMac.

Accounts and accrued interest receivable - Accounts and accrued interest receivable includes accrued interest receivable for investment securities and mortgage loans held in securitization trusts are also included.

Prepaid and other assets - Prepaid and other assets totaled $2.2 million as of September 30, 2008. Prepaid and other assets consist mainly of $1.2 million of capitalization expenses related to equity and bond issuance cost. These costs are being amortized into earnings over time related to the maturity of the underlying issuance. In addition, $0.3 million of capitalization servicing costs related to our securitization accounted for as a sale.

Assets Related to Discontinued Operations:

Mortgage Loans Held for Sale(Net) - Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as mortgage loans held for sale. We had mortgage loans held for sale (net) of $5.3 million at September 30, 2008 as compared to $8.1 million at December 31, 2007.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of September 30, 2008, there were approximately $406.3 million of repurchase borrowings outstanding. Our repurchase agreements typically have terms of 30 days or less. As of September 30, 2008, the current weighted average borrowing rate on these financing facilities was 4.08%.

Collateralized Debt Obligations - As of September 30, 2008 we have CDOs outstanding of approximately $345.7 million with an average interest rate of 3.53%.

Subordinated Debentures - As of September 30, 2008, we have trust preferred securities outstanding of $45.0 million. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our balance sheet.

Convertible Preferred Debentures - As of September 30, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference. Pursuant to SFAS No. 150, because of this mandatory redemption feature, we classify these securities as convertible preferred debentures in the liability section of our balance sheet.

Derivative Assets and Liabilities - We generally attempt to hedge only the risk related to changes in the interest rates, usually LIBOR or a U.S. Treasury rate.

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

We enter into derivative transactions solely for risk management purposes and not for speculation. The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). To this end, the terms of the hedges are matched closely to the terms of the hedged items.

During the three and nine months ended September 30, 2008, the Company terminated a total of $0 and $517.7 million, respectively, of notional interest rate swaps resulting in a realized loss of $4.8 million.

The following table summarizes the estimated fair value of derivative assets as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	September 30, 2008	December 31, 2007
Derivative Assets:
Interest rate caps	$271	$416
Interest rate swaps	1,481	—
Total	$1,752	$416
Derivative Liabilities:
Interest rate swaps	$—	$3,517
Total	$—	$3,517

Balance Sheet Analysis - Stockholders' Equity

Stockholders' equity at September 30, 2008 was $38.1 million and included $15.7 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive loss.

Prepayment Experience

The cumulative prepayment rate (“CPR”) on our mortgage portfolio averaged approximately 14% during the three months ended September 30, 2008 as compared to 20% for the three months ended September 30, 2007. CPRs on our purchased portfolio of investment securities averaged approximately 10% while the CPRs on mortgage loans held in our securitization trusts averaged approximately 19% during the three months ended September 30, 2008. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

Results of Operations

Our results of operations for our mortgage portfolio during a given period typically reflect the net interest spread earned on our investment portfolio of residential mortgage loans and mortgage-backed securities. The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Loan losses due to defaults and repurchase obligations may also negatively impact our earnings.

Other Operational Information

 The Company currently has six employees.

Comparative Net Income (Loss) (dollars in thousands)

	for the three months ended September 30,			for the nine months ended September 30,
	2008	2007	Difference	2008	2007	Difference
Net interest income on investment portfolio	$3,632	$1,164	$2,468	$10,335	$2,799	$7,536
Net interest income	2,182	269	1,913	5,955	128	5,827
Loan losses	(7)	(99)	92	(1,462)	(1,039)	(423)
Loss on securities and related hedges	4	(1,013)	1,017	(19,927)	(4,834)	(15,093)
Total Expenses	1,435	846	589	4,826	2,022	2,804
Income (loss) from continuing operations	744	(1,689)	2,433	(20,260)	(7,767)	(12,493)
Loss from discontinued operations - net of tax	285	(19,027)	19,312	1,294	(31,886)	33,180
Net Income (loss)	$1,029	$(20,716)	$21,745	$(18,966)	$(39,653)	$(20,687)
EPS Basic and Diluted	$0.11	$(11.39)	$11.50	$(2.39)	$(21.88)	$19.49

For the three months ended September 30, 2008, we reported net income of $1.0 million, as compared to a net loss of $20.7 million for the three months ended September 30, 2007. The increase in net income of $21.7 million is primarily due to the improvement in net interest margin of $2.4 million, a decrease of $1.0 million in realized loss on securities and related hedges, and a $19.3 million improvement on earnings from the discontinued operations as a result of exiting the lending business on March 31, 2007. For the nine months ended September 30, 2008, we reported a net loss of $19.0 million, as compared to a net loss of $39.7 million for the nine months ended September 30, 2007.

Expenses increased by approximately $0.6 million to $1.4 million for three months ended September 30, 2008 as compared to the same period in 2007. Of this increase in expenses, approximately $0.2 million was the result of allocating to the Company 100% of the salaries and benefits payable to the Company’s employees, as well as certain professional fees. Previously, these expenses had been allocated to both the continuing and discontinued operations of the Company. The remaining increase in expenses was due primarily to an increase of approximately $0.4 million in other expenses, which included $0.2 million in management fees payable to JMPAM pursuant to the advisory agreement and $0.2 million in D&O insurance premiums allocated 100% to the continuing operations.

Expenses increased by approximately $2.8 million to $4.8 million for the nine months ended September 30, 2008 as compared to the same period in 2007. Of this increase in expenses, approximately $1.0 million was the result of the re-allocation of expenses between the continuing and discontinued operations, as described above. The remaining increase in expenses was due primarily to an increase of approximately $1.8 million in other expenses, which included $0.5 million in management fees payable to JMPAM pursuant to the advisory agreement and $0.7 million in penalty fees paid pursuant to the Common Stock Registration Rights Agreement.

Comparative Net Interest Income

The following table sets forth the changes in net interest income, yields earned on mortgage loans and securities and rates on financial arrangements for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in thousands, except as noted):

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$872.5	$10,517	4.82%	$863.7	$12,813	5.93%
Amortization of net premium	1.9	(193)	(0.10)%	1.5	$(437)	(0.21)%
Interest income/weighted average	$874.4	$10,324	4.72%	`865.2	$12,376	5.72%

Interest expense:
Investment securities and loans held in the securitization trusts	$779.9	$6,692	3.36%	$817.6	$11,212	5.49%
Subordinated debentures	45.0	913	7.94%	45.0	$895	7.96%
Convertible preferred debentures	20.0	537	10.51%	—	—	—%
Interest expense/weighted average	$844.9	$8,142	3.77%	$862.6	$12,107	5.61%
Net interest income/weighted average		$2,182	0.95%		$269	0.11%

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$929.8	$34,775	4.99%	$942.3	$40,415	5.72%
Amortization of net premium	1.1	(443)	(0.07)%	3.2	(1,428)	(0.22)%
Interest income/weighted average	$930.9	$34,332	4.92%	`945.5	$38,987	5.50%

Interest expense:
Investment securities and loans held in the securitization trusts	$846.0	$23,997	3.73%	$891.4	$36,188	5.41%
Subordinated debentures	45.0	2,768	8.08%	45.00	2,671	7.83%
Convertible preferred debentures	20.0	1,612	10.59%	—	—	—%
Interest expense/weighted average	$911.0	$28,377	4.09%	$936.4	$38,859	5.47%
Net interest income/weighted average		$5,955	0.83%		$128	0.03%

The increase in net interest income for nine months ended September 30, 2008 is due to a more favorable interest rate environment and significant portfolio restructuring in 2008.

The following table sets forth, among other things, the net interest spread, since inception, for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trusts, excluding the costs of our subordinated debentures.

Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Constant Prepayment Rate (CPR)
September 30, 2008	$874.5	4.81%	4.72%	3.36%	1.36%	13.8%
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%	14.0%
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%	13.0%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%	19.0%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%	21.0%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%	21.0%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%	19.2%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%	17.2%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%	20.7%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%	19.8%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%	18.7%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%	26.9%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%	29.7%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%	30.5%
March 31, 2005	$1,477.9	4.39%	4.01%	2.86%	1.15%	29.2%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%	23.7%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%	16.0%

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. In connection with the March 2008 market disruption and the anticipated increase in collateral requirements by our lenders as a result of the decrease in the market value of our investment securities, we elected to increase our liquidity by reducing our leverage through the sale of an aggregate of approximately $592.8 million of Agency MBS in March 2008, which resulted in an aggregate loss of approximately $17.1 million, including losses related to the termination of interest rate swaps. At September 30, 2008, we had cash balances of $13.3 million, $28.1 million in unencumbered securities and borrowings of $406.3 million under outstanding repurchase agreements. At September 30, 2008, we also had longer-term capital resources, including CDOs outstanding of $345.7 million and subordinated debt of $45.0 million. In addition, the Company received net proceeds of $19.6 million and $56.6 million from private offerings of its Series A Preferred Stock and common stock, respectively, in January and February 2008. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference. Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months. However, should further volatility and deterioration in the broader credit, residential mortgage and MBS markets occur in the future, we cannot assure you that our existing sources of liquidity will be sufficient to meet our liquidity requirements during the next 12 months.

To finance our MBS investment portfolio, we generally seek to borrow between seven and 10 times the amount of our equity. At September 30, 2008 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and the convertible preferred debentures, was 7:1. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreements calculate our leverage.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions as of September 30, 2008. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, In the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

In connection with the dramatic declines in the housing market and significant asset write-downs by financial institutions, many investors and financial institutions that lend in the mortgage securities repurchase markets (including some of the lenders under our repurchase agreements) significantly tightened their lending standards and, in some cases, have ceased to provide funding to borrowers, including other financial institutions. In our case, during March 2008, we experienced increases in the amount of “haircut,” which is the difference between the value of the collateral and the loan amount, required to obtain financing for both our Agency MBS and non-Agency MBS. As of September 30, 2008, our MBS securities portfolio consisted of approximately of $457.8 million of Agency MBS and $22.4 million of non-Agency MBS, which was financed with approximately $406.3 million of repurchase agreement borrowing with an average haircut of 9%. Although average haircuts have remained stable since the second quarter, any increase in haircuts by our lenders would materially adversely affect our profitability and liquidity. Moreover, in the event the conditions that have recently caused global credit and other financial markets to experience substantial volatility and disruption persist or worsen, certain financial institutions may become insolvent or further tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At September 30, 2008, we had $146.7 million in notional interest rate swaps outstanding. Should market rates for similar term interest rate swaps drop below the minimum rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity. The weighted average maturity of the swaps was 3.9 years at September 30, 2008.

Our inability to sell approximately $5.4 million, net of loan loss reserve, of mortgage loans we own could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss. Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; more recently we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. The Company periodically receives repurchase request, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit. As of September 30, 2008, we had a total of $1.5 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which we had a reserve of approximately $0.5 million. In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

We paid quarterly cash dividends of $0.12 and $0.16 per common share in May and July 2008, respectively. On September 29, 2008, we declared a third quarter cash dividend of $0.16 per common share to common stockholders of record October 10, 2008, which was paid on October 27, 2008. On October 31, 2008, we paid a $0.50 per share cash dividend, or approximately $0.5 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of September 30, 2008. We also paid a $0.50 per share cash dividend on shares of our Series A Preferred Stock during each of the first and second quarters of 2008. Each of these dividends was paid out of the Company’s working capital. Our board of directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our board of directors declares a dividend.

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

Based on the results of the model, as of September 30, 2008, changes in interest rates would have the following effect on net interest income:

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
(Basis Points)	(Dollar amounts in thousands
+200	$ (4,454)
+100	$ (3,749)
-100	$ 3,821

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

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The following table presents the Company’s financial instruments carried at fair value as of September 30, 2008, on the condensed consolidated balance sheet by the applicable FAS No.157 valuation hierarchy (dollar amounts in thousands):

	Fair Value at September 30, 2008
Assets carried at fair value	Level 1	Level 2	Level 3	Total
Investment securities - available for sale	$—	$480,142	$—	$480,142
Mortgage loans held for sale (net)	—	—	5,391	5,391
Interest Rate Caps	—	271	—	271
Interest Rate Swaps	—	1,481	—	1,481
Total	$—	$481,894	$5,391	$487,285

The following table details changes in valuations for the Level 3 assets for the three and nine months ended September 30, 2008 (dollar amounts in thousands):

Mortgage Loans Held for Sale (Net)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Beginning balance	$6,200	$8,077
Principal paydown	(888)	(2,732)
Provision for loan losses		(87)
LOCOM adjustment	79	133
Ending balance	$5,391	$5,391

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
(Basis Points)	(Dollar amounts in thousands)	(Years)
+200	(19,612)	1.10
+100	(8,397)	0.87
Base	—	0.46
-100	4,319	0.10

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

When floating rates are low, on a net basis we pay the counterparty and visa-versa. In a declining interest rate environment, the market value of the swap would generally decline and we would be subject to additional exposure for cash margin calls. A declining interest rate environment may also result in accelerating prepayments of mortgage assets which may require the Company to post additional margin for our repurchase agreements. However, the asset side of the balance sheet should increase in value in a declining interest rate scenario.

Incoming cash on our mortgage loans and securities is a principal source of cash. The volume of cash depends on, among other things, interest rates. The volume of such incoming cash flows can be impacted by severe and immediate changes in interest rates. If rates increase dramatically, our short-term funding costs will increase quickly. While many of our Agency securities are hybrid ARMs, they typically will not reset as quickly as our funding costs creating a reduction in incoming cash flow. Our derivative financial instruments, primarily interest rate swaps, are used to mitigate the effect of rising interest rate environment as they effectively convert our floating rate short term debt into fixed rate longer term debt.

We manage liquidity to ensure that we have the continuing ability to maintain cash flows that are adequate to meet commitments on a timely and cost-effective basis. Our principal sources of liquidity are the repurchase agreement market, principal and interest payments from portfolio assets and, when market conditions permit, the issuance of common or preferred equity.

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

For the three months ended September 30, 2008, our mortgage assets paid down at an approximate average annualized constant paydown rate (“CPR”) of 14%, compared to 20% for the comparable period in 2007. When prepayment experience increases, we have to amortize our premiums over a shorter time period, resulting in a reduced yield to maturity on our ARM assets. Conversely, if actual prepayment experience decreases, we would amortize the premium over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of the net premium, as appropriate.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our MBS or mortgage loans held in securitization trusts. The Company minimizes the principal risk related to MBS securities by focusing its investment strategy on Agency MBS as well as the highest rated securities for non-Agency securities. As of September 30, 2008 the Company had $480.1 million in MBS securities of which 95.3% were Agency MBS and 4.7% were rated AAA.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon that evaluation, our management, including our Co-Chief Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 30, 2007 we entered into an agreement in principle with the Plaintiffs to settle this suit. On June 2, 2008 the court granted a preliminary approval of settlement and authorized notification to plaintiffs and held a fairness hearing on September 18, 2008. At the hearing, the court certified the class and approved the settlement, subject to a final motion to approve Plaintiffs’ counsel’s application for fees. As part of the preliminary settlement the Company funded the settlement in the amount of $1.35 million into an escrow account for the plaintiffs. The amount was previously reserved and expensed in the year ended December 31, 2007. Once the Court rules on Plaintiff’s counsel’s fee application (any fee award is to be paid out of the fund with no additional costs to the Company), the escrow funds will be distributed.

Item 1A. Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II. "Item 1A. Risk Factors " in our Quarterly Reports on Form 10-Q for each of the three month periods ended March 31, 2008 and June 30, 2008. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below, which supplement and, in some cases, update our previously disclosed risk factors. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q filed in 2008 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Risks Related to Our Business

Continued adverse developments in the broader residential mortgage market may adversely affect the value of the securities we seek to acquire or currently hold in our portfolio.

In 2008, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Recently, some commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate related assets, including Agency MBS and other high-quality non-Agency MBS assets. As a result, values for MBS, including Agency MBS and other non-Agency MBS, have experienced significant volatility. Further increased volatility and deterioration in the broader residential mortgage and residential MBS markets may adversely affect the performance and market value of the investment securities we seek to acquire or currently hold in our portfolio.

As of September 30, 2008, our investment portfolio was comprised of Agency MBS, non-Agency MBS and prime ARM loans. Since our exit from the mortgage lending business on March 31, 2007, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in MBS and, since August 2007, we have employed a portfolio strategy that has focused on investments in Agency MBS. Any material decline in the value of the MBS in our portfolio, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing for our MBS on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The MBS held in our investment portfolio are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are be reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, a decline in fair values may reduce the book value of our assets. Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings. If market conditions result in a decline in the value of our agency securities, our financial position and results of operations could be adversely affected.

Continued adverse developments in the residential mortgage market, including recent mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, as well as defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money to acquire Agency MBS or continue to fund our investment portfolio on a leveraged basis, on favorable terms or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire Agency MBS and to fund our investment portfolio on a leveraged basis. Since March 2008, there have been several announcements of proposed mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed MBS which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we were unable to obtain cost-effective financing for our investments.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Since 2007, Freddie Mac and Fannie Mae have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, Congress and the U.S. Treasury undertook a series of actions. The Regulatory Reform Act was signed into law on July 30, 2008, and established a new regulator for Fannie Mae and Freddie Mac called the Federal Housing Finance Authority, or FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac, including over the size of their portfolio holdings, and also expanded the circumstances under which Fannie Mae and Freddie Mac could be placed into conservatorship. On September 7, 2008, the Federal Housing Finance Agency, or FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Department of Treasury has initiated a temporary program to purchase agency securities issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.

Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency MBS and could have broad adverse market implications.

The size and timing of the federal government’s agency security purchase program is subject to the discretion of the Secretary of the Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets. Purchases under this program have already begun, but there is no certainty that the U.S. Treasury will continue to purchase additional agency securities in the future. The U.S. Treasury can hold its portfolio of agency securities to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that the U.S. Treasury’s commitment to purchase Agency MBS in the future could create additional demand that would negatively affect the pricing of Agency MBS that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The U.S. Treasury’s authority to purchase agency securities and to provide financial support to Fannie Mae and Freddie Mac under the Housing and Economic Recovery Act of 2008 expires on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency MBS from these companies, which would eliminate the major component of our current business model.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from Agency MBS that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of Agency MBS could also negatively affect the pricing of Agency MBS we seek to acquire by reducing the spread between the interest we earn on our portfolio of investment securities and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency MBS. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these federally chartered corporations may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency MBS. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial and credit markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

On October 14, 2008, the U.S. Treasury announced the voluntary Capital Purchase Program (“CPP”), which was implemented under authority provided in the EESA. Under the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities, that elect to participate by November 14, 2008. Nine of the largest banks in the United States, as well as other financial institutions, have accepted investments under the CPP. The U.S. Treasury has also taken under consideration the expansion of the CPP to non-financial institutions, including life or other insurance companies.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or CPP initiatives or the TARP or CPP initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

We currently leverage our equity, which will exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.

We currently leverage our equity through borrowings, generally through the use of repurchase agreements and CDOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities, and we may, in the future, utilize other forms of borrowing. The amount of leverage we incur varies depending on our ability to obtain credit facilities and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

Our debt service payments will reduce the net income available for distributions to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to sale to satisfy our debt obligations. A decrease in the value of the assets may lead to margin calls under our repurchase agreements which we will have to satisfy. Significant decreases in asset valuation, such as occurred during March 2008, could lead to increased margin calls, and we may not have the funds available to satisfy any such margin calls. We have a target overall leverage amount for our MBS investment portfolio of seven to 10 times our equity, but there is no established limitation, other than may be required by our financing arrangements, on our leverage ratio or on the aggregate amount of our borrowings.

If we are unable to leverage our equity to the extent we currently anticipate, the returns on our MBS portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

If we are limited in our ability to leverage our assets, the returns on our portfolio may be harmed. A key element of our strategy is our use of leverage to increase the size of our MBS portfolio in an attempt to enhance our returns. To finance our MBS investment portfolio, we generally seek to borrow between seven and 10 times the amount of our equity. At September 30, 2008 our leverage ratio for our MBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by total stockholders’ equity and the convertible preferred debentures, was seven to one. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreement calculate our leverage. Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 12, 2008	By:	/s/ David A. Akre
David A. Akre Co-Chief Executive Officer

Date: November 12, 2008	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Financial Officer

EXHIBIT INDEX

No.	Description

3.1(a)	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.01 to our Registration Statement on Form S-11/A filed on June 18, 2004 (Registration No. 333-111668)).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 4, 2007.)

3.1(c)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 4, 2007.)

3.1(d)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1(d) to our Current Report on Form 8-K filed on May 16, 2008.)

3.1(e)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1(e) to our Current Report on Form 8-K filed on May 16, 2008.)

3.2(a)	Bylaws of the Registrant (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

3.2(b)	Amendment No. 1 to Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to Registrant's Annual Report on Form 10-K filed on March 16, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-11/ A filed on June 18, 2004 (Registration No. 333-111668)).

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