Form 10-K
period 2008-12-31
NEW YORK MORTGAGE TRUST INC
filed 2009-03-31
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number 001-32216
NEW YORK MORTGAGE TRUST, INC .
(Exact name of registrant as specified in its charter)

Maryland	47-0934168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 Vanderbilt Avenue, New York, NY 10017
(Address of principal executive office) (Zip Code)
(212) 792-0107
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer   ☐ Accelerated Filer ☐ Non-Accelerated Filer   ☒     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $48.6 million.

The number of shares of the Registrant’s Common Stock outstanding on March 20, 2009 was 9,320,094.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
1. Portions of the Registrant's Definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders scheduled for June 9, 2009 to be filed with the Securities and Exchange Commission by no later than April 30, 2009.
Part III, Items 10-14

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

PART I
Item 1. BUSINESS

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, that invests primarily in real estate-related assets, including residential adjustable-rate mortgage-backed securities, which includes collateralized mortgage obligation floating rate securities (“RMBS”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans (“prime ARM loans”), and to a lesser extent, in certain alternative real estate-related and financial assets that present greater credit risk and less interest rate risk than our investments in RMBS and prime ARM loans.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

Our investment strategy historically has focused on investments in RMBS issued or guaranteed by a U.S. government agency (such as the Government National Mortgage Association, or Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac), prime ARM loans, and non-agency RMBS. We refer throughout this Annual Report on Form 10-K to RMBS issued by a U.S. government agency or U.S. Government-sponsored entity as “Agency RMBS”.  Starting with the completion of our initial public offering in June 2004, we began building a leveraged investment portfolio comprised largely of RMBS purchased in the open market or through privately negotiated transactions, and prime ARM loans originated by us or purchased from third parties that we securitized and which are held in our securitization trusts.  Since exiting the mortgage lending business on March 31, 2007, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in RMBS and, since August 2007, we have employed a portfolio strategy that focuses on investments in Agency RMBS.  We refer to our historic investment strategy throughout this Annual Report on Form 10-K as our “principal investment strategy.”

In January 2008, we formed a strategic relationship with JMP Group Inc., a full-service investment banking and asset management firm, and certain of its affiliates (collectively, the “JMP Group”), for the purpose of improving our capitalization and diversifying our investment strategy away from a strategy exclusively focused on investments in Agency RMBS, in part to achieve attractive risk-adjusted returns, and to potentially utilize all or part of a $64.0 million net operating loss carry-forward that resulted from our exit from the mortgage lending business in 2007.  In connection with this strategic relationship, the JMP Group made a $20.0 million investment in our Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock)” in January 2008 and purchased approximately $4.5 million of our common stock in a private placement in February, 2008.  In addition, in connection with the JMP Group’s strategic investment in us,  James J. Fowler, a managing director of HCS (defined below), became our Non-Executive Chairman of the Board of Directors.  As of December 31, 2008, JMP Group Inc. and its affiliates beneficially owned approximately 33.7% of our outstanding common stock. The 33.7% includes shares of Series A preferred stock which may be converted into common stock.

In an effort to diversify our investment strategy, we entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS”), formerly known as JMP Asset Management LLC, concurrent with the issuance of our Series A Preferred Stock to the JMP Group, pursuant to which HCS will implement and manage our investments in alternative real estate-related and financial assets.  Pursuant to the advisory agreement, HCS is responsible for managing investments made by two of our wholly-owned subsidiaries, Hypotheca Capital, LLC (“HC,” also formerly known as The New York Mortgage Company, LLC), and New York Mortgage Funding, LLC, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by HCS. We refer to these subsidiaries in our periodic reports filed with the Securities and Exchange Commission (“SEC”) as the “Managed Subsidiaries.”  Due to market conditions and other factors in 2008, including the significant disruptions in the credit markets, we elected to forgo making investments in alternative real estate-related and financial assets and instead, exclusively focused our resources and efforts on preserving capital and investing in Agency RMBS.  However, we expect to begin the diversification of our investment strategy in 2009 by opportunistically investing in certain alternative real estate-related and financial assets, or equity interests therein, including, without limitation, certain non-Agency RMBS and other non-rated mortgage assets, commercial mortgage-backed securities, commercial real estate loans, collateralized loan obligations and other investments.  We refer throughout this Annual Report on Form 10-K to our investment in alternative real estate-related and financial assets, other than Agency RMBS, prime ARM loans and non-Agency RMBS that is already held in our investment portfolio, as our “alternative investment strategy” and such assets as our “alternative assets.”  Generally, we expect that our investment in alternative assets will be made on a non-levered basis, will be conducted through the Managed Subsidiaries and will be managed by HCS.  Currently, we have established for our alternative assets a targeted range of 5% to 10% of our total assets, subject to market conditions, credit requirements and the availability of appropriate market opportunities.

We expect to benefit from the JMP Group’s and HCS’ investment expertise, infrastructure, deal flow, extensive relationships in the financial community and financial and capital structuring skills.  Moreover, as a result of the JMP Group’s and HCS’ investment expertise and knowledge of investment opportunities in multiple asset classes, we believe we have preferred access to a unique source of investment opportunities that may be in discounted or distressed positions, many of which may not be available to other companies that we compete with.  We intend to be selective in our investments in alternative assets, seeking out co-investment opportunities with the JMP Group where available, conducting substantial due diligence on the alternative assets we seek to acquire and any loans underlying those assets, and limiting our exposure to losses by investing in alternative assets on a non-levered basis.  By diversifying our investment strategy, we intend to construct an investment portfolio that, when combined with our current assets, will achieve attractive risk-adjusted returns and that is structured to allow us to maintain our qualification as a REIT and the requirements for exclusion from regulation under the Investment Company Act of 1940, as amended, or Investment Company Act.

          Because we intend to continue to qualify as a REIT for federal income tax purposes and to operate our business so as to be exempt from regulation under the Investment Company Act, we will be required to invest a substantial majority of our assets in qualifying real estate assets, such as agency RMBS, mortgage loans and other liens on and interests in real estate. Therefore, the percentage of our assets we may invest in corporate investments and other types of instruments is limited, unless those investments comply with various federal income tax requirements for REIT qualification and the requirements for exclusion from Investment Company Act regulation.

The financial information requirements required under this Item 1 may be found in the Company’s audited consolidated financial statements beginning on page F-3.

 Subsequent Events

Restructuring of Principal Investment Portfolio

As of December 31, 2008, our principal investment portfolio included approximately $197.7 million of collateralized mortgage obligation floating rate securities issued by Fannie Mae or Freddie Mac, which we refer to as Agency CMO Floaters.  Following a review of our principal investment portfolio, we determined in March 2009 that the Agency CMO Floaters held in our portfolio were no longer producing acceptable returns, and as a result, we decided to initiate a program to dispose of these securities on an opportunistic basis overtime.  As of March 25, 2009, the Company had sold approximately $149.8 million in current par value of Agency CMO Floaters under this program resulting in a net gain of approximately $0.2 million.  As a result of these sales and our intent to sell the remaining Agency CMO Floaters in our principal investment portfolio, we concluded the reduction in value at December 31, 2008 was other-than-temporary and recorded an impairment charge of $4.1 million for the quarter and year ended December 31, 2008.

Our Investment Strategy

The following discusses the investments we have made and that we expect to make in the future:

Our Principal Investment Strategy

Our principal investment strategy has focused on the acquisition of high-credit quality ARM loans and RMBS that we believe are likely to generate attractive long-term risk-adjusted returns on capital invested. In managing our principal investment portfolio, we:

•	invest in high-credit quality Agency and non-Agency RMBS, including ARM securities, CMO Floaters, and high-credit quality mortgage loans;

•	finance our portfolio by entering into repurchase agreements, or issuing collateral debt obligations relating to our securitizations;

•	generally operate as a long-term portfolio investor; and

•	generate earnings from the return on our RMBS and spread income from our securitized mortgage loan portfolio.

Under this investment strategy, we recently have and will continue to focus on the acquisition of Agency RMBS, taking into consideration the amount and nature of the anticipated returns from the investment, our ability to pledge the investment for secured, collateralized borrowings and the costs associated with obtaining, financing and managing these investments.  As noted above, following a review of our principal investment portfolio, we determined in March 2009 that the Agency CMO Floaters held in our portfolio were no longer producing acceptable returns and initiated a program to dispose of these securities on an opportunistic basis; however, we may invest in Agency CMO Floaters in the future should the returns on such securities become attractive.

Targeted Assets Under Our Principal Investment Strategy

Hybrid ARM RMBS Issued by Fannie Mae or Freddie Mac. Agency RMBS consist of Agency pass-through certificates and CMOs issued or guaranteed by an Agency. Pass-through certificates provide for a pass-through of the monthly interest and principal payments made by the borrowers on the underlying mortgage loans. CMOs divide a pool of mortgage loans into multiple tranches with different principal and interest payment characteristics.

Since March 31, 2007, we have exclusively focused our resources and efforts on the purchase and management of hybrid ARM RMBS issued by either Fannie Mae or Freddie Mac (which has included both pass-through certificates and CMO Floaters). Hybrid ARM RMBS are adjustable rate mortgage assets that have a rate that is fixed for a period of three to ten years initially, before becoming annual or semi-annual adjustable rate mortgages.  Because the coupons earned on ARM RMBS adjust over time as interest rates change (typically after an initial fixed-rate period), the market values of these assets are generally less sensitive to changes in interest rates than are fixed-rate RMBS.  In addition, the ARMs collateralizing our RMBS typically have interim and lifetime caps on interest rate adjustments.

Fannie Mae guarantees to the holder of Fannie Mae RMBS that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. Freddie Mac guarantees to each holder of certain Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans. We prefer Fannie Mae hybrid ARM RMBS due to their shorter remittance cycle; the time between when a borrower makes a payment and the investor receives the net payment. There can be no assurance that the guarantee structure of Fannie Mae and Freddie Mac issued securities will continue in the future.

Typically, we seek to acquire hybrid ARM RMBS with fixed periods of five years or less. In most cases we are required to pay a premium, a price above the par value, for these assets, which generally is between 101% and 103% of the par value, depending on the pass-through rates of the security, the months remaining before it converts to an ARM, and other considerations.

Our investment portfolio also includes prime ARM loans held in securitization trusts. The loans held in securitization trusts are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased from third parties, that we securitized in 2005 and early 2006. These loans are substantially prime full documentation interest only hybrid ARMs on residential homes and all are first lien mortgages. The Company maintains the ownership trust certificates, or equity, of these securitizations, which includes rights to excess interest, if any.

As of December 31, 2008, our principal investment portfolio was comprised of approximately $477.4 million in RMBS, of which approximately $455.9 million was Agency RMBS and $21.5 million was non-Agency RMBS, and approximately $348.3 million of prime ARM loans held in securitization trusts.  Of the non-Agency RMBS held in our portfolio at December 31, 2008, approximately $21.4 million was rated in the highest category by Moody’s Investor Service and Standard & Poor’s (collectively, the “Rating Agencies”).

Our Alternative Investment Strategy

During 2008, our alternative investment strategy was primarily focused on equity investments in unaffiliated third party entities that acquire or manage a portfolio of non-Agency RMBS.  As of December 31, 2008, we had yet to make any investments under our alternative investment strategy.  Beginning in 2009, our alternative investment strategy will expand the types of assets under investment consideration.  The alternative investment strategy will focus on opportunistic investments in certain alternative financial assets, or equity interests therein, including, without limitation, certain non-agency RMBS, commercial mortgage-backed securities, commercial real estate loans, collateralized loan obligations and other investments, that are distressed or can be purchased at a discount and that we believe are likely to generate attractive risk-adjusted returns. Investments in alternative assets will generally expose us to greater credit risk and less interest rate risk than investments in Agency RMBS.

Pursuant to investment guidelines adopted by our Board of Directors in March 2009, each alternative investment must be approved by our Board of Directors.  Our alternative investment strategy will vary from our principal investment strategy and we can provide no assurance that we will be successful at implementing this alternative investment strategy or that it will produce positive returns.

Potential Assets Under Our Alternative Investment Strategy

Non-Agency RMBS. The Company may invest in residential non-Agency RMBS, including investment-grade (AAA through BBB rated) and non-investment grade (BB and B rated and unrated) classes. The mortgage loan collateral for residential non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by Fannie Mae, Freddie Mac or Ginnie Mae due to certain factors, including a mortgage balance in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and insufficient documentation.

Commercial Mortgage-Backed Securities. We may invest in commercial mortgage-backed securities, or CMBS, through the purchase of mortgage pass-through notes.  CMBS are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We expect that most of our CMBS investments will be part of a capital structure or securitization where the rights of the class in which we invest are subordinated to senior classes but senior to the rights of lower rated classes of securities, although we may invest in the lower rated classes of securities if we believe the risk adjusted return is attractive. We generally intend to invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely. We may acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities.

          The yields on CMBS depend on the timely payment of interest and principal due on the underlying mortgage loans and defaults by the borrowers on such loans may ultimately result in defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. However, holders of relatively senior classes of CMBS will be protected to a certain degree by the structural features of the securitization transaction within which such CMBS were issued, such as the subordination of the more junior classes of the CMBS.

High Yield Corporate Bonds. We may invest in high yield corporate bonds, which are below investment grade debt obligations of corporations and other nongovernmental entities. We expect that a significant portion of such bonds we may invest in will not be secured by mortgages or liens on assets, and may have an interest-only payment schedule, with the principal amount staying outstanding and at risk until the bond’s maturity. High yield bonds are typically issued by companies with significant financial leverage.

            Collateralized Loan Obligations. We may invest in debentures, subordinated debentures or equity interests in a collateralized loan obligation, or CLO. A CLO is secured by, or evidences ownership interests in, a pool of assets that may include RMBS, non-agency RMBS, CMBS, commercial real estate loans or corporate loans.  Typically a CLO is collateralized by a diversified group of assets either within a particular asset class or across many asset categories.  These securities may be senior, subordinated, investment grade or non-investment grade. We expect the majority of our CLO investments to be part of a capital structure or securitization where the rights of the class in which we will invest to receive principal and interest are subordinated to senior classes but senior to the rights of lower rated classes of securities, although we may invest in the lower rated classes of securities if we believe the risk adjusted return is attractive. The Company would generally make CLO investments on a non-levered basis to reduce liquidity risks as these investments are generally less liquid in nature.

Equity Securities.  To a lesser extent, subject to maintaining our qualification as a REIT, we also may invest in common and preferred equity, which may or may not be related to real estate. These investments may include direct purchases of common or preferred equity as well as purchases of interests in LLCs or other equity type investments. We will follow a value-oriented investment approach and focus on the anticipated cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We will also consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer and prices of similar or comparable securities.

Our Financing Strategy

To finance the RMBS in our principal investment portfolio, we generally seek to borrow between seven and nine times the amount of our equity. At December 31, 2008 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by sum of total stockholders’ equity and our Series A Preferred Stock, was 6.8 to 1. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreements calculate our leverage. The Company also has $44.6 million of subordinated trust preferred securities outstanding and $335.6 million of collateralized debt obligations outstanding, both of which are not dependent on market values of pledged assets or changing credit conditions by our lenders.

We strive to maintain and achieve a balanced and diverse funding mix to finance our principal investment portfolio. We rely primarily on repurchase agreements and collateralized debt obligations (“CDOs”) in order to finance our principal investment portfolio. Repurchase agreements provide us with short-term borrowings that are secured by the securities in our principal investment portfolio, primarily RMBS. These short-term borrowings bear interest rates that are linked to LIBOR, a short term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines or if unscheduled principal payments on the mortgages underlying our pledged securities increase at a higher than anticipated rate. To reduce the risk that we would be required to sell portions of our portfolio at a loss to meet margin calls, we intend to maintain a balance of cash or cash equivalent reserves and a balance of unpledged mortgage securities to use as collateral for additional borrowings. As of December 31, 2008, we had repurchase agreements outstanding with six different counterparties totaling $402.3 million. As of December 31, 2008, we financed approximately $348.3 million of loans we hold in securitization trusts permanently with approximately $12.7 million of our own equity investment in the securitization trusts and the issuance of approximately $335.6 million of CDOs.

We expect to finance our alternative assets on a non-levered basis with available capital from operations. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition― Liquidity and Capital Resources” for further discussion on our financing activities.

Our Hedging and Interest Rate Risk Management Strategies

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in ARM securities, many of the underlying hybrid ARM loans in our principal investment portfolio have initial fixed rates of interest for a period of time ranging from two to five years. Our funding costs are variable and the maturities are short term in nature. We use hedging instruments to reduce our risk associated with changes in interest rates that could affect our principal investment portfolio of prime ARM loans and RMBS. Typically, we utilize interest rate swaps to effectively extend the maturity of our short term borrowings to better match the interest rate sensitivity to the underlying assets being financed. By extending the maturities on our short term borrowings, we attempt to lock in a spread between the interest income generated by the interest earning assets in our principal investment portfolio and the interest expense related to the financing of such assets in order to maintain a net duration gap of less than one year. As we acquire RMBS, we seek to hedge interest rate risk in order to stabilize net asset values and earnings during periods of rising interest rates. To do so, we use hedging instruments in conjunction with our borrowings to approximate the re-pricing characteristics of such assets. We utilize a model based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market stresses. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps. However, given the prepayment uncertainties on our RMBS, it is not possible to definitively lock-in a spread between the earnings yield on our principal investment portfolio and the related cost of borrowings. Nonetheless, through active management and the use of evaluative stress scenarios of the portfolio, we believe that we can mitigate a significant amount of both value and earnings volatility.

Our Investment Guidelines

In acquiring assets for our portfolio and subsequently managing those assets, management is required to adhere to the following investment guidelines, unless such guidelines are amended, repealed, modified or waived by our Board of Directors.  Pursuant to our investment guidelines, we will focus on investments in securities in the following categories:

•
Category I investments are mortgage-backed securities that are either rated within one of the two highest rating categories by either Moody’s Investor Services or Standard and Poor’s, or have their repayment guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae;

•	Category II investments are all residential mortgage-related securities that do not fall within Category I; and

•
Category III investments are all commercial mortgage-backed securities and non-mortgage-related securities, including, without limitation, subordinated debentures or equity interests in a collateralized loan obligation, high yield corporate bonds and equity securities.

The investment guidelines provide the following investment limitations:

•	no investment shall be made which would cause us to fail to qualify as a REIT;

•	no investment shall be made which would cause us or our subsidiaries to register as an investment company under the Investment Company Act of 1940;

Certain of our officers have the authority to approve, without the need of further authorization of our Board of Directors, the following transactions from time to time, any of which may be entered into by us or any of our subsidiaries:

•	the purchase and sale of Category I investments, subject to the limitations described above;

•	the purchase and sale of agency debt;

•	the purchase and sale of U.S. Treasury securities;

•	the purchase and sale of overnight investments;

•	the purchase and sale of money market funds;

•	hedging arrangements using:

• interest rate swaps and Eurodollar contracts;

• caps, floors and collars;

• financial futures; and

• options on any of the above; and

•	the incurrence of indebtedness using:

• repurchase agreements; and

• term repurchase agreements.

Until further modified by our Board of Directors, all Category II and Category III investments (regardless of the size of the investment) under our alternative investment strategy requires the prior approval of our Board of Directors.

Our Relationship with HCS and the Advisory Agreement

HCS, an external advisor to the managed subsidiaries, is a wholly-owned subsidiary of JMP Group Inc. that manages a family of single-strategy and multi-manager hedge fund products. HCS also sponsors and partners with other alternative investment firms. HCS was founded by Joseph Jolson in 1999. As of December 31, 2008, HCS had $443.0 million in client assets under management.

Concurrent and in connection with the issuance of our Series A Preferred Stock on January 18, 2008, we entered into an advisory agreement with HCS pursuant to which HCS advises the Managed Subsidiaries and manages our alternative investment strategy. Currently, any investment in Category II and III investments on behalf of the Managed Subsidiaries by HCS will require board approval and must adhere to investment guidelines adopted by our Board of Directors. HCS earns a base advisory fee of 1.5% of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries and is also eligible to earn incentive compensation if the Managed Subsidiaries achieve certain performance thresholds. As of December 31, 2008, HCS was not managing any assets in the Managed Subsidiaries, but was earning a base advisory fee on the net proceeds to our Company from our private offerings in each of January 2008 and February 2008.

In addition, pursuant to the stock purchase agreement providing for the sale of the Series A Preferred Stock to the JMP Group, James J. Fowler and Steven M. Abreu were appointed to our Board of Directors, with Mr. Fowler being appointed the Non-Executive Chairman of our Board of Directors. Mr. Fowler, who also serves as the non-compensated Chief Investment Officer of HC and New York Mortgage Funding, LLC, is a managing director of HCS, a subsidiary of JMP Group Inc.

On February 21, 2008, we completed the issuance of 7.5 million shares of our common stock in a private placement to certain accredited investors, resulting in $56.5 million in net proceeds to our company. JMP Securities LLC, an affiliate of HCS and the JMP Group, served as the sole placement agent for the transaction and was paid a $3.0 million placement fee from the gross proceeds.

As of December 31, 2008, each of HCS, JMP Group Inc. and Joseph A. Jolson, the Chairman and Chief Executive Officer of JMP Group Inc., beneficially owned approximately 16.8%, 12.2% and 9.5%, respectively, of our outstanding common stock.  In addition, in November 2008 our Board of Directors approved an exemption from the ownership limitations contained in our charter to permit Mr. Jolson to beneficially own up to 25% of the aggregate value of our outstanding capital stock.  As a result these stockholders exert significant influence over us.

Advisory Agreement

As described above, on January 18, 2008, we entered into an advisory agreement with HCS. The following is a summary of the key economic terms of the advisory agreement:

Type	Description
Base Advisory Fee
A base advisory fee of 1.50% per annum of the “equity capital” of the Managed Subsidiaries is payable by us to HCS in cash, quarterly in arrears.

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

Incentive Compensation

The advisory agreement calls for incentive compensation to be paid by us to HCS under certain circumstances. If earned, incentive compensation is paid quarterly in arrears in cash; provided, however, that a portion of the incentive compensation may be paid in shares of our common stock.

For the first three fiscal quarters of each fiscal year, 25% of the core earnings of the Managed Subsidiaries attributable to the investments that are managed by HCS that exceed a hurdle rate equal to the greater of (i) 2.00% or (ii) 0.50% plus one-fourth of the ten year treasury rate for such quarter.

For the fourth fiscal quarter of each fiscal year, the difference between (i) 25% of the GAAP (as defined in Item 7 below) net income of the Managed Subsidiaries attributable to the investments that are managed by HCS that exceeds a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year, and (ii) the amount of incentive compensation paid for the first three fiscal quarters of such fiscal year.

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

Pursuant to the advisory agreement, HCS was paid $0.7 million in management fees for the twelve months ended December 31, 2008.

Conflicts of Interest with HCS; Equitable Allocation of Investment Opportunities; Other Information Regarding the Advisory Agreement

HCS manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. HCS has agreed to make available to the Managed Subsidiaries all investment opportunities that it determines, in its reasonable and good faith judgment, based on their investment objectives, policies and strategies, and other relevant factors, are appropriate for them in accordance with HCS’s written allocation procedures and policies.

Since many of the Managed Subsidiaries’ targeted investments are typically available only in specified quantities and since many of their targeted investments may also be targeted investments for other HCS accounts, HCS may not be able to buy as much of any given investment as required to satisfy the needs of all of its clients’ accounts. In these cases, HCS’s allocation procedures and policies would typically allocate such investments to multiple accounts in proportion to the needs of each account. The policies permit departure from proportional allocation when the total HCS allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy allows for a “rotational” protocol of allocating subsequent investments so that, on an overall basis, each account is treated equitably.

We expect that HCS will source substantially all of our investments in alternative assets as advisor to the Managed Subsidiaries.  Pursuant to the advisory agreement, HCS is authorized to follow broad investment guidelines in determining which alternative assets the Managed Subsidiaries will invest in. Currently, our investment guidelines require the Board of Directors to approve each investment in alternative assets pursuant to our investment guidelines. However, as our alternative investment portfolio expands in the future, our Board of Directors may elect to not review individual investments or grant HCS greater investment discretion. In conducting their review of the investments held by our Managed Subsidiaries, our directors will rely primarily on information provided to them by HCS and our management. Furthermore, the Managed Subsidiaries may use complex investment strategies and transactions, which may be difficult or impossible to unwind. Although our Board of Directors must first approve an alternative investment opportunity, HCS has great latitude within our Managed Subsidiaries’ broad investment guidelines to determine the types of assets it will recommend to our Board of Directors as proper investments for the Managed Subsidiaries. Some of these investment opportunities may present a conflict of interest for HCS and Mr. Fowler, particularly in the case of certain co-investment opportunities where affiliates of the JMP Group will be co-investment partners. The investment guidelines do not permit HCS to invest in Agency RMBS, since these investments are made by us.

The advisory agreement does not restrict the ability of HCS or its affiliates from engaging in other business ventures of any nature (including other REITs), whether or not such ventures are competitive with the Managed Subsidiaries’ business so long as HCS’s management of other REITs or funds does not disadvantage us or the Managed Subsidiaries.

HCS may engage other parties, including its affiliates, to provide services to us or our subsidiaries; provided that any such agreements with affiliates of HCS shall be on terms no more favorable to such affiliate than would be obtained from a third party on an arm’s-length basis and, in certain circumstances, approved by a majority of our independent directors. With respect to portfolio management services, any agreements with affiliates shall be subject to our prior written approval and HCS shall remain liable for the performance of such services. With respect to monitoring services, any agreements with affiliates shall be subject to our prior written approval and the base advisory fee payable to HCS shall be reduced by the amount of any fees payable to such other parties, although we will reimburse any out-of-pocket expenses incurred by such other parties that are reimbursable by us.

Pursuant to a Schedule 13D filed with the SEC on February 17, 2009, HCS and JMP Group, Inc., beneficially owned approximately 16.8% and 12.2%, respectively, of our outstanding common stock as of December 31, 2008.  In addition, pursuant to a Schedule 13G/A filed with the SEC on December 4, 2008, Joseph A. Jolson, the Chairman and Chief Executive Officer of JMP Group Inc. and HCS, beneficially owned approximately 9.5% of our outstanding common stock. HCS is an investment adviser that manages investments and trading accounts of other persons, including certain accounts affiliated with JMP Group, Inc., and is deemed the beneficial owner of shares of our common stock held by these accounts. As noted above, Mr. Fowler is a managing director of HCS, which is a wholly-owned subsidiary of JMP Group, Inc. As a result of the combined voting power of HCS, JMP Group, Inc. and Joseph A. Jolson, these stockholders exert significant influence over matters submitted to a vote of stockholders, including the election of directors and approval of a change in control or business combination of our company, and strategic direction of our Company. This concentration of ownership may result in decisions affecting us that are not in the best interests of all our stockholders. In addition, Mr. Fowler may have a conflict of interest in situations where the best interests of our company and stockholders do not align with the interests of HCS, JMP Group, Inc. or its affiliates, which may result in decisions that are not in the best interests of all our stockholders.

Company History

We were formed as a Maryland corporation in September 2003. In June 2004, we completed our initial public offering, or IPO, that resulted in approximately $122 million in net proceeds to our company. Prior to the IPO, we did not have recurring business operations. As part of our formation transactions, concurrent with our IPO, we acquired 100% of the equity interests in HC, which at the time was a residential mortgage origination company that historically had sold or brokered all of the mortgage loans it originated to third parties. Effective with the completion of our IPO, we operated two business segments: (i) our mortgage portfolio management segment and (ii) our mortgage lending segment. Under this business model, we would retain and either finance in our portfolio selected adjustable-rate and hybrid mortgage loans that we originated or we would sell them to third parties, while continuing to sell all fixed-rate loans originated by HC to third parties.

Commencing in March 2006, we stopped retaining all loans originated by HC and began to sell these loans to third parties.  With the mortgage lending business facing increasingly difficult operating conditions, we began considering strategic alternatives for our business in mid-2006.  After an extensive review of the Company’s strategic and financial alternatives, our Board of Directors determined that the sale of substantially all of the assets of our retail and wholesale residential mortgage lending platform was in the best interests our stockholders and company.  On February 22, 2007, we completed the sale of our wholesale lending business to Tribeca Lending Corp., a subsidiary of Franklin Credit Management Corporation, for an estimated purchase price of $0.5 million. Shortly thereafter, on March 31, 2007, we completed the sale of substantially all of the operating assets related to the retail mortgage lending platform of HC to Indymac Bank, F.S.B., (“Indymac”), for a purchase price of approximately $13.5 million in cash and the assumption of certain of our liabilities.  Since this sale, which effectively marked our exit from the mortgage lending business, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in RMBS.

During 2007, due in part to continued difficult operating conditions and our small market capitalization as compared to our peers, our Board of Directors continued to consider and review our strategic and financial alternatives. In January 2008 we formed a strategic relationship with the JMP Group, whereby HCS became the contractual advisor to the Managed Subsidiaries and the JMP Group purchased 1.0 million shares of our Series A Preferred Stock for an aggregate purchase price of $20.0 million. We formed this relationship with the JMP Group for the purpose of improving our capitalization and diversifying our investment portfolio.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Series A Preferred Stock is convertible into shares of the Company's common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet.

Upon completion of the issuance and sale of the Series A Preferred Stock to the JMP Group on January 18, 2008 and pursuant to the stock purchase agreement providing for the sale of the shares, James J. Fowler and Steven M. Abreu were appointed to our Board of Directors, with Mr. Fowler being appointed the Non-Executive Chairman of our Board of Directors. Mr. Fowler also serves as the Chief Investment Officer of the Managed Subsidiaries. In addition, concurrent with these actions, Steven B. Schnall, Mary Dwyer Pembroke, Jerome F. Sherman and Thomas W. White resigned as members of our Board of Directors.

On February 21, 2008, we completed the issuance and sale of 7.5 million shares of our common stock to certain accredited investors in a private placement at a price of $8.00 per share. This private offering of our common stock generated net proceeds to us of $56.5 million after payment of private placement fees and expenses. In connection with this private offering of our common stock, we entered into  a registration rights agreement, pursuant to which we were required to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 7.5 million shares sold in the private offering. We filed a resale shelf registration statement on Form S-3 on April 4, 2008, which was declared effective by the SEC on April 18, 2008.  We used substantially all of the net proceeds from the January and February 2008 offerings to acquire approximately $712.4 million of Agency RMBS for our principal investment portfolio.

On February 3, 2009, David A. Akre resigned his positions as our Co-Chief Executive Officer and as a member of our Board of Directors.  In connection with Mr. Akre’s resignation, Steven R. Mumma, our Co-Chief Executive Officer, President and Chief Financial Officer, was appointed as our Chief Executive Officer, effective immediately.  Mr. Mumma also retained his other positions with the Company and will continue to serve as a member of our Board of Directors.

Since June 5, 2008 the Company’s shares of common stock have been listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “NYMT.”  The Company’s common stock was previously listed on the New York Stock Exchange (“NYSE”) from the time of our IPO until September 11, 2007, at which time our common stock was de-listed from the NYSE because our average market capitalization was less than $25 million over a consecutive 30-trading day period.  Between September 11, 2007 and June 5, 2008, our common stock was reported on the Over-the-Counter Bulletin Board (“OTCBB”).

In connection with the minimum listing price requirements of NASDAQ, we have completed two separate reverse stock splits on our common stock.  In October 2007, we completed a 1-for-5 reverse split of our common stock, and in May 2008, we completed a 1-for-2 reverse split of our common stock.  The information in this Annual Report on Form 10-K gives effect to these reverse stock splits as if they occurred at the Company’s inception.

Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (IRC) of 1986, as amended, for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ended December 31, 2008 and thereafter. We hold our mortgage portfolio investments directly or in a qualified REIT subsidiary, or QRS. Accordingly, the net interest income we earn on these assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by HC, our taxable REIT subsidiary, or TRS, is subject to regular corporate income tax.

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

Qualified REIT   Subsidiaries . A corporation that is a “qualified REIT subsidiary” is not treated as a corporation separate from its parent REIT. All assets, liabilities, and items of income, deduction, and credit of a “qualified REIT subsidiary” are treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A “qualified REIT subsidiary” is a corporation, all of the capital stock of which is owned by the REIT. Thus, in applying the requirements described herein, any “qualified REIT subsidiary” that we own will be ignored, and all assets, liabilities, and items of income, deduction, and credit of such subsidiary will be treated as our assets, liabilities, and items of income, deduction, and credit.

Taxable REIT Subsidiaries . A REIT is permitted to own up to 100% of the stock of one or more “taxable REIT subsidiaries,” or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% (20% for taxable years prior to 2009) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. We have elected for HC to be treated as a TRS. HC is subject to corporate income tax on its taxable income.

Qualified REIT Assets

On the last day of each calendar quarter, at least 75% of the value of our assets (which includes any assets held through a qualified REIT subsidiary) must consist of qualified REIT assets — primarily, real estate, mortgage loans secured by real estate, and certain mortgage-backed securities (“Qualified REIT Assets”), government securities, cash, and cash items. We believe that substantially all of our assets are and will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% asset test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities (with an exception for securities of a qualified REIT subsidiary or of a taxable REIT subsidiary). In addition, the aggregate value of our securities in taxable REIT subsidiaries cannot exceed 25% of our total assets. We monitor the purchase and holding of our assets for purposes of the above asset tests and seek to manage our portfolio to comply at all times with such tests.

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

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. When we invest in mortgage-backed securities, mortgage loans and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the available supply of mortgage and other investment assets suitable for purchase, resulting in higher prices and lower yields on assets.

Personnel

As of December 31, 2008 we employed six people.

Corporate Office

Our corporate headquarters are located at 52 Vanderbilt Avenue, Suite 403, New York, New York, 10017 and our telephone number is (212) 792-0107.

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.nymtrust.com. We make available free of charge, through our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Secretary, 52 Vanderbilt Avenue, Suite 403, New York, New York, 10017. Information on our website is neither part of nor incorporated into this Annual Report on Form 10-K.

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

It is important to note that the description of our business is general and our investment in real estate-related and certain alternative assets in particular, is a statement about our operations as of a specific point in time and is not meant to be construed as an investment policy. The types of assets we hold, the amount of leverage we use or the liabilities we incur and other characteristics of our assets and liabilities disclosed in this report as of a specified period of time are subject to reevaluation and change without notice.

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

•	market changes in the terms and availability of repurchase agreements used to finance our investment portfolio activities;

•	reduced demand for our securities in the mortgage securitization and secondary markets;

•	interest rate mismatches between our interest-earning assets and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	changes in the financial markets and economy generally, including the continued or accelerated deterioration of the U.S. economy;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board's ability to change our operating policies and strategies without notice to you or stockholder approval;

•	our ability to successfully implement and grow our alternative investment strategy and to identify suitable alternative assets;

•
our ability to manage, minimize or eliminate liabilities stemming from the discontinued operations including, among other things, litigation, repurchase obligations on the sales of mortgage loans and property leases;

•
actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of stabilizing the financial credit and housing markets, and economy generally, including loan modification programs;

•	changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac; and

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described in Part I, Item 1A – “Risk Factors,” and the various other factors identified in any other documents filed by us with the SEC.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. In addition, you should carefully review the risk factors described in other documents we file from time to time with the SEC.

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

Risks Related to Our Business and Our Company

Interest rate mismatches between the interest-earning assets held in our investment portfolio, particularly RMBS, and the borrowings used to fund the purchases of those assets may reduce our net income or result in a loss during periods of changing interest rates.

Certain of the RMBS held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, our repurchase agreements and other borrowings typically provide for a payment reset period of 30 days or less. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the RMBS in our portfolio and in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will generally not be sufficient to match the cost of all our liabilities against all of our investment securities. In the event we experience unexpectedly high or low prepayment rates on our RMBS, our strategy for matching our assets with our liabilities is more likely to be unsuccessful.

Interest rate fluctuations will also cause variances in the yield curve, which may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on the RMBS and other interest-earning assets in our investment portfolio. Because the RMBS in our investment portfolio typically bear interest based on longer-term rates while our borrowings typically bear interest based on short-term rates, a flattening of the yield curve would tend to decrease our net income and the market value of these securities. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur significant operating losses. A flat or inverted yield curve may also result in an adverse environment for adjustable-rate RMBS volume, as there may be little incentive for borrowers to choose the underlying mortgage loans over a longer-term fixed-rate loan. If the supply of adjustable-rate RMBS decreases, yields may decline due to market forces.

Declines in the market values of assets in our investment portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

The market value of the interest-bearing assets in which we invest, most notably RMBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates. We anticipate that increases in interest rates will tend to decrease our net income and the market value of our interest-bearing assets.  Substantially all of the RMBS within our investment portfolio is classified for accounting purposes either as “trading securities” or as “available for sale.” Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available for sale securities will be reflected in stockholders’ equity. As a result, a decline in market values may reduce the book value of our assets. Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of our RMBS and other interest-bearing assets, such as the decline we experienced during the market disruption in March 2008, may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets.  If the market value of those assets declines, the lender may require us to post additional collateral to support the loan, which would reduce our liquidity and limit our ability to leverage our assets.

In March 2008, due in part to decreases in the market value of certain of the RMBS held in our portfolio caused by the March 2008 market disruption and the related increase in collateral requirements by our lenders, we elected to improve our liquidity position by selling an aggregate of approximately $598.9 million of Agency RMBS, resulting in a net loss in earnings during that quarter.  Similar to March 2008, if we are, or anticipate being, unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. In the event that we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate our ability to borrow, any of which could result in a rapid deterioration of our financial condition and cash available for distribution to our stockholders.  Moreover, if we liquidate the assets at prices lower than the amortized cost of such assets, we will incur losses.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, any of which could result in losses.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which may result in riskier investments.  Although we have most recently employed a portfolio strategy that focuses on investments in Agency RMBS, we expect to commence investments under our alternative investment strategy in 2009.  In connection with a $20.0 million preferred equity investment in our company by JMP Group, Inc. and certain of its affiliates in January 2008, we entered into an advisory agreement with HCS, pursuant to which HCS will manage any alternative investment strategy conducted through the Managed Subsidiaries during the term of the advisory agreement. Since entering into the advisory agreement, we have explored and will continue to consider alternative investments, including those outside of our targeted asset class, that we believe will be accretive to earnings and may allow us to utilize all or a portion of an approximately $64.0 million net operating loss carry-forward.  Such alternative investments may include, without limitation, lower rated non-Agency RMBS, CMBS and corporate CLO securities as well as equity participations in funds or companies that invest in similar type assets.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments and in which we have limited or no investment experience.  These changes could result in a decline in earnings or losses which could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends.

Continued adverse developments in the residential mortgage market, and the economy generally, may adversely affect our business, particularly our ability to acquire Agency RMBS and the value of the Agency RMBS that we hold in our portfolio as well as our ability to finance or sell our Agency RMBS.

In recent years, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including declining home values, heightened defaults, credit losses and liquidity concerns. Over the past year, news of potential and actual security liquidations has increased the volatility of many financial assets, including Agency RMBS and other high-quality residential MBS assets. These recent disruptions have materially adversely affected the performance and market value of the RMBS in our portfolio and prime ARM loans held in securitization trusts, as well as other interest-earning assets that we may consider acquiring in the future. Securities backed by residential mortgage loans originated in 2006 and 2007 have had higher and earlier than expected rates of delinquencies. In addition, the U.S. economy is presently mired in a recession, with housing prices that continue to fall in many areas around the country while unemployment rates continue to rise, further increasing the risk for higher delinquency rates. Many RMBS and other interest-earning assets have been downgraded by rating agencies in recent years, and rating agencies may further downgrade these securities in the future. Lenders have imposed additional and more stringent equity requirements necessary to finance these assets and frequent impairments based on mark-to-market valuations have generated substantial collateral calls in the industry. As a result of these difficulties and changed economic conditions, many companies operating in the mortgage specialty finance sectors have failed and others, including Fannie Mae and Freddie Mac, are facing serious operating and financial challenges. While the U.S. Federal Reserve has taken certain actions in an effort to ameliorate the current market conditions, and the U.S. Treasury and the Federal Housing Finance Agency, or FHFA, which is the federal regulator now assigned to oversee Fannie Mae and Freddie Mac, are also taking actions, these efforts may be ineffective. As a result of these factors, among others, the market for these securities may be adversely affected for a significant period of time.

During the past year, housing prices and appraisal values in many states have declined or stopped appreciating, after extended periods of significant appreciation. A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans, the aggregate loan amounts of which (including any subordinate liens) are close to or greater than the related property values.

Fannie Mae and Freddie Mac guarantee the payments of principal and interest on the Agency RMBS in our portfolio even if the borrowers of the underlying mortgage loans default on their payments. However, rising delinquencies and market perception can still negatively affect the value of our Agency RMBS or create market uncertainty about their true value. While the market disruptions have been most pronounced in the non-Agency RMBS market, the impact has extended to Agency RMBS. During a significant portion of 2008, the value of Agency RMBS were unstable and relatively illiquid compared to prior periods.

Agency RMBS guaranteed by Fannie Mae and Freddie Mac are not supported by the full faith and credit of the United States. Fannie Mae and Freddie Mac have suffered significant losses and on September 6, 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship. Despite these steps, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency RMBS or other Agency indebtedness in which we may invest in the future.

We generally post our Agency RMBS as collateral for our borrowings under repurchase agreements. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or to maintain our compliance with the terms of any financing arrangements. The value of Agency RMBS may decline for several reasons, including, for example, rising delinquencies and defaults, increases in interest rates, falling home prices and credit uncertainty at Fannie Mae or Freddie Mac. In addition, since early 2008, repurchase lenders have been requiring higher levels of collateral to support loans collateralized by Agency RMBS than they have in the past, making borrowings more difficult and expensive. At the same time, market uncertainty about residential mortgage loans in general could continue to depress the market for Agency RMBS, which means that it may be more difficult for us to sell Agency RMBS on favorable terms or at all. Further, a decline in the value of Agency RMBS could subject us to margin calls, for which we may have insufficient liquidity to support, resulting in forced sales of our assets at inopportune times. If market conditions result in a decline in available purchasers of Agency RMBS or the value of our Agency RMBS, our financial position and results of operations could be adversely affected.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government, may adversely affect our business.

The payments we expect to receive on the Agency RMBS we hold in our portfolio and in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae is part of a U.S. government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. government-sponsored enterprises, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally, including placing Fannie Mae and Freddie Mac into conservatorship on September 7, 2008.  The conservatorship of Fannie Mae and Freddie Mac and certain other actions taken by the U.S. Treasury and U.S. Federal Reserve were designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. The U.S. government program includes contracts between the U.S. Treasury and each government-sponsored enterprise to seek to ensure that each enterprise maintains a positive net worth. Each contract has a capacity of $100 billion and provides for the provision of cash by the U.S. Treasury to the government-sponsored enterprise if FHFA determines that its liabilities exceed its assets. Each of Fannie Mae and Freddie Mac has already requested or expects to request significant funds from these facilities. It is possible that each of Freddie Mac and Fannie Mae may seek and require amounts in excess of the $100 billion capacity and such amounts may be unavailable. In addition to these contracts between the  U.S. Treasury and each of Fannie Mae and Freddie Mac that provide for an infusion of capital, the U.S. Treasury has established a secured credit facility for these entities and initiated a temporary program to purchase Agency RMBS issued by Fannie Mae and Freddie Mac. Although the U.S. government has described some specific steps and reforms that it intends to take as part of the conservatorship process, Fannie Mae and Freddie Mac have continued to incur losses and efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain.

Although the U.S. government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that the credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. Since Fannie Mae and Freddie Mac were placed in conservatorship, then-current U.S. Treasury Secretary Paulson began urging Congress to re-examine the fundamental structure of Fannie Mae and Freddie Mac. Mr. Paulson later commented that allowing the two companies to return to their previous operating approach was not a viable option. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse implications for the market and for our business.

Recently, Federal Reserve indicated that it will purchase up to an additional $750 billion of Agency RMBS, bringing its total purchase commitments to $1.25 trillion.  The U.S. Treasury also implemented a temporary program to purchase RMBS. Purchases under the  U.S. Treasury’s program began in September 2008 and the Federal Reserve’s program in January 2009, but there is no certainty that the U.S. Treasury or the Federal Reserve will continue to purchase additional Agency RMBS in the future. Each of the U.S. Treasury and the Federal Reserve may hold its portfolio of Agency RMBS to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that the U.S. Treasury’s commitment to purchase Agency RMBS in the future could create additional demand that would increase the pricing of Agency RMBS held in our portfolio and in which we invest.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The U.S. Congress granted the U.S. Treasury authority to purchase RMBS and to provide financial support to Fannie Mae and Freddie Mac in The Housing and Economic Recovery Act of 2008. This authority expires on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, we would not be able, or if their structures were to change radically, we might not be able, to acquire Agency RMBS from these companies, which would adversely affect our current business model.

Our income also could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from the Agency RMBS in our portfolio and in which we invest, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also negatively affect the pricing of the Agency RMBS held in our portfolio and in which we invest by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

There can be no assurance that the actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of seeking to stabilize the financial markets will achieve the intended effect or benefit our business, and further government or market developments could adversely affect us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, EESA was enacted by the U.S. Congress. EESA provides the Secretary of the U.S. Treasury with the authority to establish TARP to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. In addition, under TARP, the U.S. Treasury, after consultation with the Chairman of the Board of Governors of the U.S. Federal Reserve, may purchase any other financial instrument deemed necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. EESA also provides for a program that would allow companies to insure their troubled assets.

The U.S. Treasury used the first $350 billion available under TARP to make preferred equity investments in certain financial institutions rather than purchase illiquid mortgage-related assets held by these financial institutions.  On February 10 ,2009, the Secretary of the U.S. Treasury announced the U.S. government’s plan for the remaining balance of funds available under TARP, which includes a capital assistance program for banking institutions, a public-private investment fund that is expected to purchase certain illiquid mortgage-related assets, a consumer and business lending initiative that will improve the flow of credit to businesses and consumers, and a commitment to the continued purchase of RMBS issued by GSEs.  On February 18, 2009, the President of the United States announced a plan designed to reverse the trend of increasing home foreclosures, which will be funded under TARP.  The U.S. government has indicated that the new plan will involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans, an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings, and an additional $200 billion capital infusion to Fannie Mae and Freddie Mac to improve credit availability for residential mortgages.  However, the U.S. government has provided few specific details regarding this new foreclosure mitigation plan. On March 23, 2009, the U.S. Treasury announced the creation of a public-private investment program designed to attract private capital to purchase eligible legacy loans from participating banks and eligible legacy securities in the secondary market through FDIC debt guarantees, equity co-investment by the U.S. Treasury and government-supported term asset-backed loan facilities as applicable. It remains unclear whether this initiative will achieve its intended effects.

On November 25, 2008, the U.S. Federal Reserve announced that it would initiate a program to purchase $500 billion in Agency RMBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of Agency RMBS began on January 5, 2009. In March 2009, the Federal Reserve announced that it would purchase up to an additional $750 billion of Agency RMBS, bringing its total purchase commitment for Agency RMBS to $1.25 trillion. The U.S. Federal Reserve’s program to purchase Agency RMBS could cause an increase in the price of Agency MBS, which would negatively impact the net interest margin with respect to the Agency RMBS that we may acquire in the future.

There can be no assurance that EESA or the U.S. Federal Reserve’s actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to TARP, or TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications. In addition, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, such as the U.S. government’s recent passage of a $787 billion economic stimulus plan. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the interest-earning assets in which we invest.

During the six months ended December 31, 2008, the U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. More recently, on February 18, 2009, the President of the United States announced the Homeowner Affordability and Stability Plan, or HASP, which is intended to stabilize the housing market by providing relief to distressed homeowners in an effort to reduce or forestall home foreclosures.  Among other things, the HASP is designed to (i) enable responsible homeowners to refinance in certain instances where their home value has fallen below the amount outstanding on the homeowner’s mortgage, (ii) address certain “at-risk” homeowners by providing cash incentives to lenders to refinance the homeowner’s mortgage to a lower interest rates and subsidizing in part a reduction in the outstanding mortgage principal, (iii) provide for an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings and (iv) support lower mortgage interest rates by increasing the U.S. Treasury’s preferred stock investment in each of Fannie Mae and Freddie Mac to $200 billion, increasing the size of the companies’ retained mortgage portfolios to $900 billion each and reaffirming its commitment to continue purchasing Fannie Mae and Freddie Mac issued RMBS. This new U.S. government program, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the interest-earning assets in which we invest.

Changes in prepayment rates on our RMBS may decrease our net interest income.

Pools of mortgage loans underlie the mortgage-backed securities that we hold in our investment portfolio and in which we invest. We will generally receive principal distributions from the principal payments that are made on these underlying mortgage loans. When borrowers repay their mortgage loans faster than expected, this will result in prepayments that are faster than expected on the related-RMBS. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors, all of which are beyond our control. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•
We have purchased RMBS, and may purchase in the future investment securities, that have a higher interest rate than the market interest rate at the time of purchase. In exchange for this higher interest rate, we are required to pay a premium over the face amount of the security to acquire the security. In accordance with accounting rules, we amortize this premium over the anticipated term of the mortgage security. If principal distributions are received faster than anticipated, we would be required to expense the premium faster. We may not be able to reinvest the principal distributions received on these investment securities in similar new mortgage-related securities and, to the extent that we can do so, the effective interest rates on the new mortgage-related securities will likely be lower than the yields on the mortgages that were prepaid.

•
We also may acquire RMBS or other investment securities at a discount. If the actual prepayment rates on a discount mortgage security are slower than anticipated at the time of purchase, we would be required to recognize the discount as income more slowly than anticipated. This would adversely affect our profitability. Slower than expected prepayments also may adversely affect the market value of a discount mortgage security.

 A flat or inverted yield curve may adversely affect prepayment rates on and supply of our RMBS.

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve. We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our RMBS, or investment securities, to experience faster prepayments. In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid ARMs and ARMs, possibly decreasing the supply of the RMBS we seek to acquire. At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve. When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than hybrid ARMs or ARM rates, further increasing prepayments on, and negatively impacting the supply of, our RMBS. Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Interest rate caps on our adjustable-rate RMBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

The mortgage loans underlying our adjustable-rate RMBS typically will be subject to periodic and lifetime interest rate caps. Additionally, we may invest in ARMs with an initial “teaser” rate that will provide us with a lower than market interest rate initially, which may accordingly have lower interest rate caps than ARMs without such teaser rates. Periodic interest rate caps limit the amount an interest rate can increase during a given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage loan. If these interest rate caps apply to the mortgage loans underlying our adjustable-rate RMBS, the interest distributions made on the related RMBS will be similarly impacted. Our borrowings may not be subject to similar interest rate caps. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest distributions on our adjustable-rate RMBS. Further, some of the mortgage loans underlying our adjustable-rate RMBS may be subject to periodic payment caps that result in a portion of the interest on those loans being deferred and added to the principal outstanding. As a result, we could receive less interest distributions on adjustable-rate RMBS, particularly those with an initial teaser rate, than we need to pay interest on our related borrowings. These factors could lower our net interest income, cause us to suffer a net loss or cause us to incur additional borrowings to fund interest payments during periods of rising interest rates or sell our investments at a loss.

Competition may prevent us from acquiring mortgage-related assets at favorable yields, which would negatively impact our profitability.

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

We may experience periods of illiquidity for our assets which could adversely affect our ability to finance our business or operate profitably.

We bear the risk of being unable to dispose of our interest-earning assets at advantageous times or in a timely manner because these assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, legal or contractual restrictions on resale or disruptions in the secondary markets. This illiquidity may adversely affect our profitability and our ability to finance our business and could cause us to incur substantial losses.

An increase in interest rates can have negative effects on us, including causing a decrease in the volume of newly-issued, or investor demand for, RMBS, which could harm our financial condition and adversely affect our operations.

An increase in interest rates can have various negative affects on us. Increases in interest rates may negatively affect the fair market value of our RMBS and other interest-earning assets. When interest rates rise, the value of RMBS and fixed-rate investment securities generally declines. Typically, as interest rates rise, prepayments on the underlying mortgage loans tend to slow. The combination of rising interest rates and declining prepayments may negatively affect the price of RMBS, and the effect can be particularly pronounced with fixed-rate RMBS. In accordance with GAAP, we will be required to reduce the carrying value of our RMBS by the amount of any decrease in the fair value of our RMBS compared to amortized cost. If unrealized losses in fair value occur, we will either have to reduce current earnings or reduce stockholders’ equity without immediately affecting current earnings, depending on how we classify our assets under GAAP. In either case, our net stockholders’ equity will decrease to the extent of any realized or unrealized losses in fair value and our financial position will be negatively impacted.

Furthermore, rising interest rates generally reduce the demand for consumer and commercial credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of RMBS available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency RMBS and other interest-earning assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency RMBS and other interest-earning assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends, may be materially and adversely affected.

Changes in interest rates, particularly higher interest rates, can also harm the credit performance of our interest-earning assets. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans and could reduce property values, all of which could increase our credit losses. In the event we experience a significant increase in credit losses as a result of higher interest rates, our earnings and financial condition will be materially adversely affected.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our Agency RMBS. Changes in interest rates and prepayments affect the market price of the Agency RMBS that we hold in our portfolio and in which we intend to invest. In managing our investment portfolio, to assess the effects of interest rate changes and prepayment trends on our investment portfolio, we typically rely on certain assumptions that are based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) effectively hedge our interest rate risk and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

A substantial majority of the RMBS within our investment portfolio is recorded at fair value as determined in good faith by our management based on market quotations from brokers and dealers. Although we currently are able to obtain market quotations for assets in our portfolio, we may be unable to obtain quotations from brokers and dealers for certain assets within our investment portfolio in the future, in which case our management may need to determine in good faith the fair value of these assets.

Substantially all of the assets held within our investment portfolio are in the form of securities that are not publicly traded on a national securities exchange or quotation system. The fair value of securities and other assets that are not publicly traded in this manner may not be readily determinable. A substantial majority of the assets in our investment portfolio are valued by us at fair value as determined in good faith by our management based on market quotations from brokers and dealers. Although we currently are able to obtain quotations from brokers and dealers for assets within our investment portfolio, we may be unable to obtain such quotations on other assets in our investment portfolio in the future, in which case, our manager may need to determine in good faith the fair value of these assets. Because such quotations and valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these assets are materially higher than the values that we ultimately realize upon their disposal. Misjudgments regarding the fair value of our assets that we subsequently recognize may also result in impairments that we must recognize.

Loan delinquencies on our prime ARM loans held in securitization trusts may increase as a result of significantly increased monthly payments required from ARM borrowers after the initial fixed period.

The scheduled increase in monthly payments on certain adjustable rate mortgage loans held in our securitization trusts may result in higher delinquency rates on those mortgage loans and could have a material adverse affect on our net income and results of operations. This increase in borrowers' monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates or at all. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

We may be required to repurchase loans if we breached representations and warranties from loan sale transactions, which could harm our profitability and financial condition.

Loans from our discontinued mortgage lending operations that were sold to third parties under agreements include numerous representations and warranties regarding the manner in which the loan was originated, the property securing the loan and the borrower. If these representations or warranties are found to have been breached, we may be required to repurchase the loan. We may be forced to resell these repurchased loans at a loss, which could harm our profitability and financial condition.

Under our alternative investment strategy, the mortgage loans we may invest directly in and those underlying our CMBS and RMBS are subject to delinquency, foreclosure and loss, which could result in losses to us.

Under our alternative investment strategy, we may invest in CMBS, non-Agency RMBS and other mortgage assets, including mortgage loans.  Commercial mortgage loans are secured by multi-family or commercial property. They are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Such income can be affected by many factors.

Residential mortgage loans are secured by single-family residential property. They are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends on the income or assets of the borrower. Many factors may impair borrowers’ abilities to repay their loans. ABS are bonds or notes backed by loans or other financial assets.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. This could impair our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the loan will be deemed secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court). The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Foreclosure of a mortgage loan can be expensive and lengthy. This could impair our anticipated return on the foreclosed mortgage loan. Moreover, RMBS represent interests in or are secured by pools of residential mortgage loans and CMBS represent interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. To the extent a foreclosure or loss occurs on the underlying mortgage loan, we will receive less principal and interest from that security in the future.  Accordingly, the CMBS and non-Agency RMBS we may invest in are subject to all of the risks of the underlying mortgage loans.

Our investments in subordinated CMBS or RMBS could subject us to increased risk of losses.

Under our alternative investment strategy, we may invest in securities that represent subordinated tranches of CMBS or non-Agency RMBS.  In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by any cash reserve fund or letter of credit provided by the borrower, and then by the first loss subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit—and any classes of securities junior to those in which we invest—we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy delinquent interest and principal payments due on the related CMBS or RMBS, the securities in which we invest may effectively become the first loss position behind the more senior securities, which may result in significant losses to us.

The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Our alternative assets may include high yield or subordinated corporate securities that have greater risks of loss than other investments, which could adversely affect our business, financial condition and cash available for dividends.

Under alternative investment strategy, our assets may include high yield or subordinated securities, which involve a higher degree of risk than other investments. Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. These securities may not be secured by mortgages or liens on assets. Our right to payment and security interest with respect to such securities may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Our due diligence may not reveal all the liabilities associated with an alternative investment and may not reveal other investment performance issues.

Before investing in an alternative asset, we review the loans or other assets comprising the investment and other factors that we believe are material to the performance of the investment. In this process, we rely on the resources available to us and, in some cases, an investigation by HCS, its affiliates or third parties. This process is particularly important and subjective with respect to new or private companies because there may be little or no information publicly available about them. Our due diligence processes might not uncover all relevant facts, thus resulting in investment losses.

Risk Related to Our Debt Financing

Continued adverse developments in the residential mortgage market and financial markets, including recent mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, as well as defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money to fund our investment strategy or continue to fund our investment portfolio on a leveraged basis, on favorable terms or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire Agency RMBS and to fund our investment portfolio on a leveraged basis. Since March 2008, there have been several announcements of proposed mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market and reduced financing capacity. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed RMBS which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, merge with another counterparty, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing.  Moreover, because our equity market capitalization places us at the low end of market capitalization among all mortgage REITs, continued adverse developments in the residential mortgage market may cause some of our lenders to reduce or terminate our access to future borrowings before those of our competitors.  Any of these events could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments.

We may incur increased borrowing costs related to repurchase agreements and that would adversely affect our profitability.

Currently, a significant portion of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these agreements increase at a rate higher than the increase in rates payable on our investments, our profitability would be adversely affected.

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our mortgage-related assets.

Currently, repurchase agreement lenders are requiring higher levels of collateral than they have required in the past to support repurchase agreements collateralized by Agency RMBS and if this continues it will make our borrowings and use of leverage less attractive and more expensive. Many financial institutions have increased lending margins for Agency RMBS to approximately 5.0% on average, which means that we are required to pledge Agency RMBS having a value of 105% of the amount of our borrowings. These increased lending margins may require us to post additional cash collateral for our Agency RMBS. If the interest rates, lending margins or collateral requirements under these repurchase agreements increase, or if lenders impose other onerous terms to obtain this type of financing, our results of operations will be adversely affected.

Failure to procure adequate debt financing, or to renew or replace existing debt financing as it matures, would adversely affect our results and may, in turn, negatively affect the value of our common stock and our ability to distribute dividends.

We use debt financing as a strategy to increase our return on investments in our investment portfolio. However, we may not be able to achieve our desired debt-to-equity ratio for a number of reasons, including the following:

•	our lenders do not make debt financing available to us at acceptable rates; or

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do.

The dislocations in the residential mortgage market and credit markets have led lenders, including the financial institutions that provide financing for our investments, to heighten their credit review standards, and, in some cases, to reduce or eliminate loan amounts available to borrowers. As a result, we cannot assure you that any, or sufficient, debt funding will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

Furthermore, because we rely primarily on short-term borrowings to finance our investment portfolio, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. As of December 31, 2008, substantially all of our borrowings under repurchase agreements bore maturities of 30 days or less. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

The repurchase agreements that we use to finance our investments may require us to provide additional collateral, which could reduce our liquidity and harm our financial condition.

We intend to use repurchase agreements to finance our investments. If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral to support our repurchase agreements will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times and terminate our ability to borrow. This could result in a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

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

Our debt service payments will reduce the net income available for distribution to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to sale to satisfy our debt obligations. A decrease in the value of the assets may lead to margin calls under our repurchase agreements which we will have to satisfy. Significant decreases in asset valuation, such as occurred during March 2008, could lead to increased margin calls, and we may not have the funds available to satisfy any such margin calls. We have a target overall leverage amount for our RMBS investment portfolio of seven to nine times our equity, but there is no established limitation, other than may be required by our financing arrangements, on our leverage ratio or on the aggregate amount of our borrowings.

If we are unable to leverage our equity to the extent we currently anticipate, the returns on our RMBS portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

If we are limited in our ability to leverage our assets, the returns on our portfolio may be harmed. A key element of our strategy is our use of leverage to increase the size of our RMBS portfolio in an attempt to enhance our returns. To finance our RMBS investment portfolio, we generally seek to borrow between seven and nine times the amount of our equity. At December 31, 2008 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by total stockholders’ equity and our Series A Preferred Stock, was 6.8:1. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreement calculate our leverage. Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we would incur losses.

When we engage in repurchase transactions, we generally sell RMBS to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders.  The lenders are obligated to resell the same RMBS back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the RMBS to the lender is less than the value of those RMBS (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same RMBS back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the RMBS).  Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us.  Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

Risks Related to the Advisory Agreement with HCS

We are dependent on HCS and certain of its key personnel and may not find a suitable replacement if HCS terminates the advisory agreement or such key personnel are no longer available to us.

Pursuant to the advisory agreement, subject to oversight by our Board of Directors, HCS advises the Managed Subsidiaries. HCS identifies, evaluates, negotiates, structures, closes and monitors investments of the Managed Subsidiaries, other than assets that we contributed to the Managed Subsidiaries to facilitate compliance with our exclusion from regulation under the Investment Company Act. The departure of any of the senior officers of HCS, or of a significant number of investment professionals or principals of HCS, could have a material adverse effect on our ability to achieve our investment objectives. We are subject to the risk that HCS will terminate the advisory agreement or that we may deem it necessary to terminate the advisory agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage the Managed Subsidiaries.

Pursuant to the advisory agreement, HCS is entitled to receive an advisory fee payable regardless of the performance of the assets of the Managed Subsidiaries.

We will pay HCS substantial advisory fees, based on the Managed Subsidiaries’ equity capital (as defined in the advisory agreement), regardless of the performance of the Managed Subsidiaries’ portfolio. In addition, pursuant to the advisory agreement, we will pay HCS a base advisory fee even if they are not managing any assets of the Managed Subsidiaries' portfolio. HCS’s entitlement to non-performance based compensation may reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for the Managed Subsidiaries’ portfolio, which could result in a lower performance of their portfolio and negatively affect our ability to pay distributions to our stockholders or to achieve capital appreciation.

Pursuant to the advisory agreement, HCS is entitled to receive an incentive fee, which may induce it to make certain investments, including speculative or high risk investments.

In addition to its advisory fee, HCS is entitled to receive incentive compensation based, in part, upon the Managed Subsidiaries’ achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead HCS to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining liquidity and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, HCS has broad discretion regarding the types of investments it will make pursuant to the advisory agreement. This could result in increased risk to the value of the Managed Subsidiaries’ invested portfolio.

We compete with HCS’s other clients for access to HCS.

HCS has sponsored and/or currently manages other pools of capital and investment vehicles with an investment focus that overlaps with the Managed Subsidiaries’ investment focus, and is expected to continue to do so in the future. Furthermore, HCS is not restricted in any way from sponsoring or accepting capital from new clients or vehicles, even for investing in asset classes or investment strategies that are similar to, or overlapping with, the Managed Subsidiaries’ asset classes or investment strategies. Therefore, the Managed Subsidiaries compete for access to the benefits that their relationship with HCS provides them. For the same reasons, the personnel of HCS may be unable to dedicate a substantial portion of their time managing the Managed Subsidiaries’ investments if HCS manages any future investment vehicles.

There are conflicts of interest in our relationship with HCS, which could result in decisions that are not in the best interests of our stockholders.

The Managed Subsidiaries may have or pursue investments in securities in which HCS has or is seeking an interest. Similarly, HCS may invest in securities in which the Managed Subsidiaries have or may have an interest. Although such investments may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, the Managed Subsidiaries may engage in transactions directly with HCS, including the purchase and sale of all or a portion of a portfolio investment.

HCS may from time to time simultaneously seek to purchase investments for the Managed Subsidiaries and other entities with similar investment objectives for which it serves as a manager, or for its clients or affiliates and has no duty to allocate such investment opportunities in a manner that favors the Managed Subsidiaries. Additionally, such investments for entities with similar investment objectives may be different from those made on the Managed Subsidiaries’ behalf. HCS may have economic interests in or other relationships with others in whose obligations or securities the Managed Subsidiaries may invest. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities and otherwise create conflicts of interest. In such instances, HCS may in its discretion make investment recommendations and decisions that may be the same as or different from those made with respect to the Managed Subsidiaries’ investments and may take actions (or omit to take actions) in the context of these other economic interests or relationships the consequences of which may be adverse to the Managed Subsidiaries’ interests.

Although the officers and employees of HCS devote as much time to the Managed Subsidiaries as HCS deems appropriate, the officers and employees may have conflicts in allocating their time and services among the Managed Subsidiaries and HCS’s and its affiliates' other accounts. In addition, HCS and its affiliates, in connection with their other business activities, may acquire material non-public confidential information that may restrict HCS from purchasing securities or selling securities for itself or its clients (including the Managed Subsidiaries) or otherwise using such information for the benefit of its clients or itself.

HCS and JMP Group, Inc. beneficially owned approximately 16.8% and 12.2%, respectively, of our outstanding common stock as of December 31, 2008. HCS is an investment adviser that manages investments and trading accounts of other persons, including certain accounts affiliated with JMP Group, Inc., and is deemed the beneficial owner of shares of our common stock held by these accounts. James J. Fowler, the Non-Executive Chairman of our Board of Directors and also the non-compensated chief investment officer of the Managed Subsidiaries, is a managing director of HCS. HCS is an affiliate of JMP Group, Inc. Joseph A. Jolson, the Chairman and Chief Executive Officer of JMP Group Inc. and HCS, beneficially owned approximately 9.5% of the Company’s outstanding common stock as of December 3, 2008. In addition, in November 2008, our Board of Directors approved an exemption from the ownership limitations contained in our Charter, to permit Mr. Jolson to beneficially own up to 25% of the aggregate value of our outstanding capital stock.  As a result of the combined voting power of HCS, JMP Group, Inc. and Mr. Jolson, these stockholders exert significant influence over matters submitted to a vote of stockholders, including the election of directors and approval of a change in control or business combination of our company. This concentration of ownership may result in decisions affecting us that are not in the best interests of all our stockholders. In addition, Mr. Fowler may have a conflict of interest in situations where the best interests of our company and stockholders do not align with the interests of HCS, JMP Group, Inc. or its affiliates, which may result in decisions that are not in the best interests of all our stockholders.

Termination of the advisory agreement may be difficult and costly.

Termination of the advisory agreement without cause is subject to several conditions which may make such a termination difficult and costly. The advisory agreement provides that it may only be terminated without cause following the initial three year period upon the affirmative vote of at least two-thirds of our independent directors, based either upon unsatisfactory performance by HCS that is materially detrimental to us or upon a determination that the management fee payable to HCS is not fair, subject to HCS’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. HCS will be paid a termination fee equal to the amount of two times the sum of the average annual base advisory fee and the average annual incentive compensation earned by it during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions may increase the effective cost to us of terminating the advisory agreement, thereby adversely affecting our ability to terminate HCS without cause.

Risks Related to an Investment in Our Capital Stock

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

No active trading market for the Series A Preferred Stock currently exists and one may not develop in the future.

The shares of Series A Preferred Stock were issued in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, and are not listed on the NASDAQ Capital Market or any other market. Furthermore, even if the Series A Preferred Stock is accepted for listing on the NASDAQ Capital Market or another securities exchange, an active trading market may not develop and the market price of the Series A Preferred Stock may be volatile. As a result, an investor in our Series A Preferred Stock may be unable to sell his/her shares of Series A Preferred Stock at a price equal to or greater than that which the investor paid, if at all.

We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to common or preferred stockholders in the future.

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended, or Internal Revenue Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described herein. From July 2007 until April 2008, our Board of Directors elected to suspend the payment of quarterly dividends on our common stock. Our  Board’s decision reflected our focus on the elimination of operating losses through the sale of our mortgage lending business and the conservation of capital to build future earnings from our portfolio management operations. All distributions to our common stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

In addition, in the event that we do not have legally available funds, or any of our financing agreements in the future restrict our ability, to pay cash dividends on shares of our Series A Preferred Stock, we will be unable to pay cash dividends on our Series A Preferred Stock, unless, in the case of restrictions imposed by our financing agreements, we can refinance amounts outstanding under those agreements. Although the dividends on our Series A Preferred Stock would continue to accrue, we may pay dividends on shares of our Series A Preferred Stock only if we have legally available funds for such payment.

Upon conversion of our Series A Preferred Stock, we will be required to issue shares of common stock to holders of our Series A Preferred Stock, which will dilute the holders of our outstanding common stock. Our outstanding shares of Series A Preferred Stock are senior to our common stock for purposes of dividend and liquidation distributions and have voting rights equal to those of our common stock.

On January 18, 2008, we completed the issuance and sale of 1.0 million shares of Series A Preferred Stock to the JMP Group for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. Holders of our Series A Preferred Stock have dividend and liquidating distribution preferences over holders of our common stock, which may negatively affect a Series A Preferred Stockholder’s ability to receive dividends or liquidating distributions on his or her shares. The Series A Preferred Stock also has voting rights equal to the voting rights attached to our common stock, except that each share of Series A Preferred Stock is entitled to a number of votes equal to the conversion rate for the Series A Preferred Stock.

The shares of Series A Preferred Stock are convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock. Upon conversion of the Series A Preferred Stock, we will issue common stock to the holders of our Series A Preferred Stock, which will dilute the holders of our outstanding common stock.

The Series A Preferred Stock represents approximately 21% of our outstanding capital stock, on a fully diluted basis, as of March 1, 2009. Therefore, the holders of our Series A Preferred Stock have voting control over us.

The Series A Preferred Stock represents approximately 21% of our outstanding capital stock, on a fully diluted basis, as of March 1, 2009. The Series A Preferred Stock also has voting rights equal to the voting rights attached to our common stock, except that each share of Series A Preferred Stock is entitled to a number of votes equal to the conversion rate. Therefore, the holders of our Series A Preferred Stock have voting control over us, which may limit your ability to effect corporate change through the shareholder voting process.

Future offerings of debt securities, which would rank senior to our common stock and preferred stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our preferred stock and common stock, with holders of our preferred stock having priority over holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our Series A Preferred Stock has a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock, and any preferred stock issued by us in the future could have similar terms. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

We may not be able to pay the redemption price of our Series A Preferred Stock on the redemption date.

We have an obligation to redeem any remaining outstanding shares of our Series A Preferred Stock on or about December 31, 2010, at a redemption price equal to 100% of the $20.00 per share liquidation preference, plus all accrued and unpaid dividends. We may be unable to finance the redemption on favorable terms, or at all. Consequently, we may not have sufficient cash to purchase the shares of our Series A Preferred Stock.

We may not issue preferred stock that is senior to the Series A Preferred Stock without the consent of the holders of 66 2/3% of the shares of Series A Preferred Stock, which limits the flexibility of our capital structure.

As long as the Series A Preferred Stock is outstanding, we may not issue preferred stock that is senior to the Series A Preferred Stock with respect to dividend or liquidation rights without the consent of the holders of 66 2/3% of the shares of Series A Preferred Stock. This limitation restricts the flexibility of our capital structure and may prevent us from issuing equity that would otherwise be in the best interests of our company and common stockholders.

Future sales of our common stock could have an adverse effect on our common stock price.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. For example, upon conversion of our Series A Preferred Stock, we will be required to issue shares of our common stock to holders of our Series A Preferred Stock, which will increase the number of shares available for sale and dilute existing holders of our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Risks Related to Our Company, Structure and Change in Control Provisions

Our directors have approved broad investment guidelines for us and do not approve each investment we make.

Our Board of Directors has given us substantial discretion to invest in accordance with our broad investment guidelines. Our Board of Directors periodically reviews our investment guidelines and our portfolio. However, our Board of Directors does not review each proposed investment. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our executive officers and HCS. Furthermore, transactions entered into by us may be difficult or impossible to unwind by the time they are reviewed by our directors. Our management and HCS have substantial discretion within our broad investment guidelines in determining the types of assets we may decide are proper investments for us.

We are dependent on certain key personnel.

We are a small company and are dependent upon the efforts of certain key individuals, including James J. Fowler, the Chairman of our Board of Directors, and Steven R. Mumma, our Chief Executive Officer, President and Chief Financial Officer. The loss of any key personnel or their services could have an adverse effect on our operations.

Our Chief Executive Officer has an agreement with us that provides him with benefits in the event his employment is terminated following a change in control.

We have entered into an agreement with our Chief Executive Officer, Steven R. Mumma, that provides him with severance benefits if his employment ends under specified circumstances following a change in control. These benefits could increase the cost to a potential acquirer of us and thereby prevent or discourage a change in control that might involve a premium price for your shares or otherwise be in your best interest.

The stock ownership limit imposed by our charter may inhibit market activity in our common stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). This test is known as the “5/50 test.”  Attribution rules in the Internal Revenue Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by our Board of Directors, no person may own more than 9.9% in value of the outstanding shares of our capital stock. The ownership limit contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then current market price for our common stock or would otherwise be in the best interests of our stockholders.

Our Board of Directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine. In November 2008, our Board of Directors granted an exemption from the ownership limit to permit Joseph A. Jolson, the Chairman and Chief Executive Officer of JMP Group, Inc., to beneficially own up to 25% of the aggregate value of our outstanding capital stock.  Because all other individuals who own our stock are permitted to own up to 9.9% in value of the outstanding shares of our capital stock, it is possible that four other individuals acquired between November 2008 and December 31, 2008, or could acquire during the last half of a taxable year, a sufficient amount of our stock to cause us to violate the 5/50 rule.  In connection with the ownership waiver granted by us to Mr. Jolson, we intend to submit a proposal to our stockholders to amend our charter to reduce the 9.9% ownership limit to a percentage that will allow us to satisfy the 5/50 test with no uncertainty while also accommodating the exemption applicable to Mr. Jolson.  Although we believe that we satisfy and will continue to satisfy the 5/50 test, there can be no assurance that our stockholders will approve an amendment to the charter reducing the 9.9% ownership limit prior to July 1, 2009 or that, absent such approval, we will continue to satisfy the 5/50 test on and after July 1, 2009.

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

We have operated and intend to continue to operate so to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our stockholders.  In order to satisfy these requirements, we might have to forego investments we might otherwise make.  Thus, compliance with the REIT requirements may hinder our investment performance.  Moreover, while we intend to continue to operate so to qualify as a REIT for federal income tax purposes, given the highly complex nature of the rules governing REITs, there can be no assurance that we will so qualify in any taxable year.

If we fail to qualify as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.  Our payment of income tax would reduce our net earnings available for investment or distribution to stockholders.  Furthermore, if we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we would no longer be required to make distributions to stockholders.  Unless our failure to qualify as a REIT were excused under the federal income tax laws, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status.

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

Further, our lenders could require us to enter into negative covenants, including restrictions on our ability to distribute funds or to employ leverage, which could inhibit our ability to satisfy the 90% distribution requirement.

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

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge the RMBS in our investment portfolio. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

A decline in the value of the real estate securing the mortgage loans that back RMBS could cause a portion of our income from such securities to be nonqualifying income for purposes of the REIT 75% gross income test, which could cause us to fail to qualify as a REIT.

Pools of mortgage loans back the RMBS that we hold in our investment portfolio and in which we invest. In general, the interest income from a mortgage loan is qualifying income for purposes of the 75% gross income test applicable to REITs to the extent that the mortgage loan is secured by real property. If a mortgage loan has a loan-to-value ratio greater than 100%, however, then only a proportionate part of the interest income is qualifying income for purposes of the 75% gross income test and only a proportionate part of the value of the loan is treated as a “real estate asset” for purposes of the 75% asset test applicable to REITs. This loan-to-value ratio is generally measured at the time that the REIT commits to acquire the loan. Although the IRS has ruled generally that the interest income from non-collateralized mortgage obligation (“CMO”) RMBS is qualifying income for purposes of the 75% gross income test, it is not entirely clear how this guidance would apply if we purchase non-CMO RMBS in the secondary market at a time when the loan-to-value ratio of one or more of the mortgage loans backing the non-CMO RMBS is greater than 100%, and, accordingly, a portion of any income from such non-CMO RMBS may be treated as non-qualifying income for purposes of the 75% gross income test. In addition, that guidance does not apply to CMO RMBS. In the case of CMO MBS, if less than 95% of the assets of the issuer of the CMO RMBS constitute “real estate assets,” then only a proportionate part of our income derived from the CMO RMBS will qualify for purposes of the 75% gross income test. Although the law is not clear, the IRS may take the position that the determination of the loan-to-value ratio for mortgage loans that back CMO RMBS is to be made on a quarterly basis. A decline in the value of the real estate securing the mortgage loans that back our CMO RMBS could cause a portion of the interest income from those RMBS to be treated as non-qualifying income for purposes of the 75% gross income test. If such non-qualifying income caused us to fail the 75% gross income test and we did not qualify for certain statutory relief provisions, we would fail to qualify as a REIT.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Other than real estate owned, acquired through, or in lieu of, foreclosures on mortgage loans, the Company does not own any properties. As of December 31, 2008, our principal executive and administrative offices are located in leased space at 52 Vanderbilt Avenue, Suite 403, New York, New York 10017

Item 3. LEGAL PROCEEDINGS

The Company is at times subject to various legal proceedings arising in the ordinary course of business.  As of the date of this report, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

On December 13, 2006, Steven B. Yang and Christopher Daubiere (the “Plaintiffs”), filed suit in the United States District Court for the Southern District of New York against HC and the Company, alleging that HC failed to pay them, and similarly situated employees, overtime in violation of the Fair Labor Standards Act (“FLSA”) and New York State law.  The Plaintiffs, each of whom were former employees in the Company's discontinued mortgage lending business, purported to bring a FLSA “collective action” on behalf of similarly situated loan officers of HC and sought unspecified amounts for alleged unpaid overtime wages, liquidated damages, attorney’s fees and costs.

On December 30, 2007, the Company entered into an agreement in principle with the Plaintiffs to settle this suit and on June 2, 2008, the court granted preliminary approval of the settlement.  Upon completion of a fairness hearing on September 18, 2008, the court certified the class and approved the settlement, excluding Plaintiffs' counsel's application for attorney fees, which remained subject to final approval by the court.  As part of the preliminary settlement, the Company funded the settlement in the amount of $1.35 million into an escrow account for the Plaintiffs.  Plaintiffs’ counsel's fee was determined by the court and final approval for distributions of the settlement amount and Plaintiffs’ counsel's fees was granted on November 7, 2008.  The Company previously reserved and expensed this amount in the year ended December 31, 2007. In December 2008, amounts held in the escrow account were disbursed in satisfaction of the settlement amounts and fees owed to Plaintiffs’ counsel, thereby resulting in the termination of this suit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on NASDAQ under the trading symbol “NYMT”.  As of December 31, 2008, we had 9,320,094 shares of common stock outstanding and as of March 1, 2009, there were approximately 38 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. We completed a one-for-two reverse stock split of our common stock in May 2008, which provided stockholders of record as of May 29, 2008 with one share of common stock for every two shares owned.  In October 2007, we completed a one-for-five reverse stock split of our common stock, which provided stockholders of record as of October 9, 2007 with one share of common stock for every five shares owned.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable per share of common stock. All stock prices and dividends set forth immediately below reflect the Company’s reverse stock splits as if they had occurred on January 1, 2007. The data below has been sourced from http://www.bloomberg.com.

	Common Stock Prices (1)			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2008
Fourth quarter	$4.37	$1.51	$2.20	12/23/08	01/26/09	$0.10
Third quarter	5.99	2.50	3.17	09/29/08	10/27/08	0.16
Second quarter	6.24	4.00	6.20	06/30/08	7/25/08	0.16
First quarter	9.80	4.40	5.40	04/21/08	05/15/08	0.12

	Common Stock Prices (2)			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2007
Fourth quarter	$10.00	$6.02	$8.60			—
Third quarter	19.26	3.10	8.40			—
Second quarter	29.60	17.70	19.10			—
First quarter	33.90	23.40	25.40	3/14/07	4/26/07	$0.50

(1)	Our common stock was reported on the OTCBB from January 1, 2008 through June 4, 2008. Our common stock has been listed on the NASDAQ since June 5, 2008.

(2)
Our common stock was listed on the NYSE from the date of our IPO until September 11, 2007, at which time our common stock was delisted from the NYSE.  Our common stock was reported on the OTCBB beginning on September 11, 2007.

During 2008, dividend distributions for the Company’s common stock were $0.44 per share (as adjusted for the reverse stock splits). As of December 31, 2008, the Company’s common stock trades under the ticker symbol NYMT and was listed under CUSIP Nos. 649604501 and 649604600.  For tax reporting purposes, 2008 taxable dividend distributions will be classified as follows: $0.2597 as ordinary income and $0.1803 as a return of capital.  The following table contains this information on a quarterly basis.

Declaration Date	Record Date	Payment Date	Cash Distribution per share	Income Dividends	Short-term Capital Gain	Total Taxable Ordinary Dividend	Return of Capital

04/21/08	04/30/08	05/15/08	$0.1200	$0.0941	$0.0000	$0.0941	$0.0259
06/30/08	07/10/08	07/25/08	$0.1600	$0.1600	$0.0000	$0.1600	$0.0000
09/29/08	10/10/08	10/27/08	$0.1600	$0.0056	$0.0000	$0.0056	$0.1544
Total 2008 Cash Distributions			$0.4400	$0.2597	$0.0000	$0.2597	$0.1803

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	103,111

Performance Graph

The following line graph sets forth, for the period from June 23, 2004, the date of our IPO, through December 31, 2008, a comparison of the percentage change in the cumulative total stockholder return on the Company's common stock compared to the cumulative total return of the NYSE Composite Index and the National Association of Real Estate Investment Trusts ("NAREIT") Mortgage REIT Index. The graph assumes that the value of the investment in the Company's common stock and each of the indices was $100 as of June 23, 2004.

*$100 invested on 6/24/04 in stock & index-including reinvestment of dividends.
Fiscal year ended December 31.

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

	As of and For the Year Ended December 31,
(Dollar amounts in thousands, except per Share Amounts)	2008	2007	2006	2005	2004
Operating Data:
Revenues:
Interest income	$44,123	$50,564	$64,881	$62,725	$20,394
Interest expense	36,260	50,087	60,097	49,852	12,470
Net Interest Income	7,863	477	4,784	12,873	7,924
Provision for loan losses	(1,462)	(1,683)	(57)	—	—
(Loss) gain on sale of securities and related hedges	(19,977)	(8,350)	(529)	2,207	167
Impairment loss on investment securities	(5,278)	(8,480)	—	(7,440)	—
Total other expense	(26,717)	(18,513)	(586)	(5,233)	167
Expenses:
Salaries and benefits	1,869	865	714	1,934	382
General and administrative expenses	5,041	1,889	1,318	2,384	810
Total expenses	6,910	2,754	2,032	4,318	1,192
(Loss) income from continuing operations	(25,764)	(20,790)	2,166	3,322	6,899
Income (loss) discontinued operations – net of tax (1)	1,657	(34,478)	(17,197)	(8,662)	(1,952)
Net (loss) income (2)	$(24,107)	$(55,268)	$(15,031)	$(5,340)	$4,947
Basic and diluted (loss) income per common share from continuing operations	$(3.11)	$(11.46)	$1.20	$1.85	$3.85
Basic and diluted income (loss) per common share from discontinued operations	$0.20	$(19.01)	$(9.53)	$(4.81)	$(1.09)
Basic and diluted (loss) income per common share	$(2.91)	$(30.47)	$(8.33)	$(2.96)	$2.76
Dividends per common share	$0.54	$0.50	$4.70	$9.20	$4.00
Balance Sheet Data:
Cash and cash equivalents	$9,387	$5,508	$969	$9,056	$7,613
Investment securities available for sale	477,416	350,484	488,962	716,482	1,204,745
Mortgage loans held in securitization trusts or held for investment (net)	348,337	430,715	588,160	780,670	190,153
Assets related to discontinued operations	5,854	8,876	212,805	248,871	201,034
Total assets	853,300	808,606	1,321,979	1,789,943	1,614,762
Financing arrangements	402,329	315,714	815,313	1,166,499	1,115,809
Collateralized debt obligations	335,646	417,027	197,447	228,226	—
Subordinated debentures	44,618	44,345	44,071	43,650	—
Convertible preferred debentures	19,702	—	—	—	—
Liabilities related to discontinued operations	3,566	5,833	187,705	231,925	189,095
Total liabilities	814,052	790,188	1,250,407	1,688,985	1,495,280
Total stockholders’ equity	$39,248	$18,418	$71,572	$100,958	$119,482

(1)
In connection with the sale of the Company's wholesale mortgage origination platform assets on February 22, 2007 and the sale of its retail mortgage origination platform assets on March 31, 2007, the Company is required to classify its mortgage lending business as a discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (see note 8 in the notes to our consolidated financial statements).

(2)
The selected financial data as of and for the years ended December 31, 2008, December 31, 2007, December 31, 2006 and December 31, 2005, include the operations of NYMT and its consolidated subsidiaries. Included in the selected financial data for the year ended December 31, 2004 are the results of NYMT for the period beginning June 29, 2004 (the closing date of our IPO) and HC for the period January 1, 2004 to June 29, 2004.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS   OF OPERATIONS

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, that invests primarily in real estate-related assets, including residential adjustable-rate mortgage-backed securities, which includes collateralized mortgage obligation floating rate securities (“RMBS”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans (“prime ARM loans”), and to a lesser extent, in certain alternative real estate-related and financial assets that present greater credit risk and less interest rate risk than our investments in RMBS and prime ARM loans.  Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

Our investment strategy historically has focused on investments in RMBS issued or guaranteed by a U.S. government agency (such as the Government National Mortgage Association, or Ginnie Mae), or by a U.S. Government-sponsored entity (such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac), prime ARM loans, and non-agency RMBS. We refer throughout this Annual Report on Form 10-K to RMBS issued by a U.S. government agency or U.S. Government-sponsored entity as “Agency RMBS”.  Starting with the completion of our initial public offering in June 2004, we began building a leveraged investment portfolio comprised largely of RMBS purchased in the open market or through privately negotiated transactions, and prime ARM loans originated by us or purchased from third parties that we securitized and which are held in our securitization trusts.  Since exiting the mortgage lending business on March 31, 2007, we have exclusively focused our resources and efforts on investing, on a leveraged basis, in RMBS and, since August 2007, we have employed a portfolio strategy that focuses on investments in Agency RMBS.  We refer to our historic investment strategy throughout this Annual Report on Form 10-K as our “principal investment strategy.”

In January 2008, we formed a strategic relationship with JMP Group Inc., a full-service investment banking and asset management firm, and certain of its affiliates (collectively, the “JMP Group”), for the purpose of improving our capitalization and diversifying our investment strategy away from a strategy exclusively focused on investments in Agency RMBS, in part to achieve attractive risk-adjusted returns, and to potentially utilize all or part of a $64.0 million net operating loss carry-forward that resulted from our exit from the mortgage lending business in 2007.  In connection with this strategic relationship, the JMP Group made a $20.0 million investment in our Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock)” in January 2008 and purchased approximately $4.5 million of our common stock in a private placement in February, 2008.  In addition, in connection with the JMP Group’s strategic investment in us,  James J. Fowler, a managing director of HCS (defined below), became our Non-Executive Chairman of the Board of Directors.  As of December 31, 2008, JMP Group Inc. and its affiliates beneficially owned approximately 33.7% of our outstanding common stock. The 33.7% includes shares of Series A preferred stock which may be converted into common stock.

In an effort to diversify our investment strategy, we entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS”), formerly known as JMP Asset Management LLC, concurrent with the issuance of our Series A Preferred Stock to the JMP Group, pursuant to which HCS will implement and manage our investments in alternative real estate-related and financial assets.  Pursuant to the advisory agreement, HCS is responsible for managing investments made by two of our wholly-owned subsidiaries, Hypotheca Capital, LLC (“HC,” also formerly known as The New York Mortgage Company, LLC), and New York Mortgage Funding, LLC, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by HCS. We refer to these subsidiaries in our periodic reports filed with the Securities and Exchange Commission (“SEC”) as the “Managed Subsidiaries.”  Due to market conditions and other factors in 2008, including the significant disruptions in the credit markets, we elected to forgo making investments in alternative real estate-related and financial assets and instead, exclusively focused our resources and efforts on preserving capital and investing in Agency RMBS.  However, we expect to begin the diversification of our investment strategy in 2009 by opportunistically investing in certain alternative real estate-related and financial assets, or equity interests therein, including, without limitation, certain non-Agency RMBS and other non-rated mortgage assets, commercial mortgage-backed securities, commercial real estate loans, collateralized loan obligations and other investments.  We refer throughout this Annual Report on Form 10-K to our investment in alternative real estate-related and financial assets, other than Agency RMBS, prime ARM loans and non-Agency RMBS that are already held in our investment portfolio, as our “alternative investment strategy” and such assets as our “alternative assets.”  Generally, we expect that our investment in alternative assets will be made on a non-levered basis, will be conducted through the Managed Subsidiaries and will be managed by HCS.  Currently, we have established for our alternative assets a targeted range of 5% to 10% of our total assets, subject to market conditions, credit requirements and the availability of appropriate market opportunities.

We expect to benefit from the JMP Group’s and HCS’ investment expertise, infrastructure, deal flow, extensive relationships in the financial community and financial and capital structuring skills.  Moreover, as a result of the JMP Group’s and HCS’ investment expertise and knowledge of investment opportunities in multiple asset classes, we believe we have preferred access to a unique source of investment opportunities that may be in discounted or distressed positions, many of which may not be available to other companies that we compete with.  We intend to be selective in our investments in alternative assets, seeking out co-investment opportunities with the JMP Group where available, conducting substantial due diligence on the alternative assets we seek to acquire and any loans underlying those assets, and limiting our exposure to losses by investing in alternative assets on a non-levered basis.  By diversifying our investment strategy, we intend to construct an investment portfolio that, when combined with our current assets, will achieve attractive risk-adjusted returns and that is structured to allow us to maintain our qualification as a REIT and the requirements for exclusion from regulation under the Investment Company Act of 1940, as amended, or Investment Company Act.

          Because we intend to continue to qualify as a REIT for federal income tax purposes and to operate our business so as to be exempt from regulation under the Investment Company Act, we will be required to invest a substantial majority of our assets in qualifying real estate assets, such as agency RMBS, mortgage loans and other liens on and interests in real estate. Therefore, the percentage of our assets we may invest in corporate investments and other types of instruments is limited, unless those investments comply with various federal income tax requirements for REIT qualification and the requirements for exclusion from Investment Company Act regulation.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, including, among other things:

•	changes in interest rates;

•	rates of prepayment and default on our assets or the mortgages or loans that underlie such assets;

•	general economic and financial and credit market conditions;

•	our leverage, our access to funding and our borrowing costs;

•	our hedging activities;

•	changes in the credit ratings of the loans, securities, and other assets we own;

•	the market value of our investments;

•	liabilities related to our discontinued operations, including repurchase obligations on the sales of mortgage loans; and

•	requirements to maintain REIT status and to qualify for an exemption from registration under the Investment Company Act.

We earn income and generate cash through our investments. Our income is generated primarily from the net spread, which we refer to as net interest income, which is the difference between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning assets and the borrowing costs of the liabilities used to finance those investments, prepayment speeds and default rates on the assets or the loans underlying such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. Because the maturities of our assets generally have longer terms than those of our liabilities, interest rate increases will tend to decrease our net interest income and the market value of our assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in the economy and financial markets, competition and other factors, none of which can be predicted with any certainty. To the extent we have acquired assets at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our assets will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income will be negatively impacted. The current climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

While we historically have used, and intend to use in the future, hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek attractive net spreads on our assets.

In addition, our returns will be affected by the credit performance of our non-agency RMBS and other investments. If credit losses on our investments, loans, or the loans underlying our investments increase, it may have an adverse effect on our performance.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; more recently we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. As of December 31, 2008, the amount of repurchase requests outstanding was approximately $1.8 million, against which we had a reserve of approximately $0.4 million. We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all. If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected. In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

For more information regarding the factors and risks that affect our operations and performance, see “Item 1A. Risk Factors” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below.

Current Market Conditions and Known Material Trends

 General.  The well publicized disruptions in the credit markets that began in 2007 escalated throughout 2008 and spread to the financial markets and the greater economy.  During the year, global financial markets came under increased stress as problems in the U.S. real estate and residential mortgage market spread to the broader economy and the global financial sector. In addition, fears of a global recession increased and were exacerbated by further declines in the housing and credit markets in the U.S. and Europe, which heightened concerns over the creditworthiness of some financial institutions. As a result, most sectors of the financial markets experienced significant declines during the year, including international equity and credit markets, driven, in part, by deleveraging and difficulty pricing risk in the market that has been affecting investors all over the world.

In response, various initiatives by the U.S. Government have been implemented to address credit and liquidity issues.  Among other things, in September 2008, Fannie Mae and Freddie Mac were placed under conservatorship by the FHFA and the U.S. Treasury Department (“the Treasury”) announced it would purchase senior preferred stock in Fannie Mae or Freddie Mac, if needed, to a maximum of $100.0 billion per company in order that each maintains a positive net worth.  In October 2008, the U.S. Treasury created the “capital purchase program” as part of the $700.0 billion Troubled Asset Relief Program, allocating $350.0 billion to invest in U.S. financial institutions to help stabilize and strengthen the U.S. financial system.  In November 2008, the Federal Reserve Bank of New York (“the Federal Reserve”) announced that it would buy up to $500.0 billion of Agency RMBS from Fannie Mae, Freddie Mac and Ginnie Mae, and in January 2009, the Federal Reserve began to purchase Agency RMBS in accordance with this initiative.  In March 2009, the Federal Reserve announced that it was increasing its purchase commitment for Agency RMBS by up to an additional $750 billion. We believe that the stronger backing for the guarantors of Agency RMBS, resulting from the conservatorship of Fannie Mae and Freddie Mac and the U.S. Treasury’s commitment to purchase senior preferred stock in these companies has, and are expected to continue to, positively impact the value of our Agency RMBS.  Although the U.S. government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that the credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.

On February 18, 2009, the President of the United States announced the Homeowner Affordability and Stability Plan, or HASP, which is intended to stabilize the housing market by providing relief to distressed homeowners in an effort to reduce or forestall home foreclosures.  Among other things, the HASP is designed to (i) enable responsible homeowners to refinance in certain instances where their home value has fallen below the amount outstanding on the homeowner’s mortgage, (ii) address certain “at-risk” homeowners by providing cash incentives to lenders to refinance the homeowner’s mortgage to a lower interest rate and subsidizing in part a reduction in the outstanding mortgage principal, (iii) provide for an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings and (iv) support lower mortgage interest rates by increasing the U.S. Treasury’s preferred stock investment in each of Fannie Mae and Freddie Mac to $200 billion, increasing the size of the companies’ retained mortgage portfolios to $900 billion each and reaffirming its commitment to continue purchasing Fannie Mae and Freddie Mac issued RMBS. This new U.S. government program, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

On March 23, 2009, the U.S. Treasury announced the creation of a public–private investment program designed to attract private capital to purchase eligible legacy loans from participating banks and eligible legacy securities in the secondary market through FDIC debt guarantees equity co-investment by the U.S. Treasury and government-supported term asset-backed loan facilities, as applicable.

The outcome of these events remain highly uncertain and we cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Mortgage asset values. Investors’ appetite for U.S. mortgage assets remained weak throughout 2008. Due to liquidations of large investment portfolios of mortgage assets in connection with forced and voluntary de-leveraging in the mortgage asset industry in March 2008, along with decreased demand for these assets among investors mortgage asset prices declined significantly in March 2008. Prices improved during the second quarter of 2008 as Fannie Mae and Freddie Mac increased buying of Agency securities for their portfolio.  However, during the third quarter prices were negatively impacted by events involving the conservatorship of Fannie Mae and Freddie Mac and the bankruptcy of Lehman Brothers Holdings Inc. More recently, the Federal Reserve’s announcement on January 9, 2009 that it had begun to buy Agency RMBS, resulted in an increase in the value of Agency RMBS.  We believe that the stronger backing for the guarantors of Agency RMBS, resulting from the conservatorship of Fannie Mae and Freddie Mac, along with the U.S. Treasury’s commitment to purchase senior preferred stock in these companies and the Federal Reserve’s Agency RMBS purchase program has, and are expected to continue to, positively impact the value of our Agency RMBS.

Financing markets and liquidity - In connection with the market disruption of March 2008, many financial institutions withdrew or reduced financing and liquidity that they typically offered clients as part of their daily business operations.  Significant events in the financial markets in the second half of 2008 caused further tightening of lending standards and reduced overall market liquidity. In March 2008, the market experienced extreme liquidity dislocations as a result of a major broker dealer failure and several large hedge fund liquidations. As a result of these events the secured borrowing terms changed significantly, increased haircuts along with reduced credit availability caused most leveraged investors to significantly reduce their portfolio leverage.  The Company’s average haircut increased to approximately 8.8% at March 31, 2008 from 5.6% at December 31, 2007.  As of December 31, 2008, the Company’s average haircut was 9.2%.

Financing costs and interest rates - The overall credit market deterioration since August 2007 has also affected prevailing interest rates. For example, interest rates have been unusually volatile since the third quarter of 2007. Since September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate from 5.25% to a range between 0% and 0.25%.  Historically, the 30-day London Interbank Offered Rate, or LIBOR, has closely tracked movements in the Federal Funds Rate.  Our funding costs under repurchase agreements have traditionally tracked 30 day LIBOR. The spread between LIBOR and the Fed Funds Rate was unusually volatile during 2008, but narrowed considerably toward the end of 2008.  As of December 31, 2008, 30-day LIBOR was 0.44% while the Fed Funds Rate was 0.25%. Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to experience continued volatility.

Prepayment rates.    As a result of various government initiatives, rates on conforming mortgages have declined, nearing historical lows.  Hybrid and adjustable-rate mortgage originations have declined substantially, as rates on these types of mortgages are comparable with rates available on 30-year fixed-rate mortgages.  While such significant decreases in mortgage rates would typically foster mortgage refinancing, such activity has not occurred.  We believe that the decline in home values, increases in the jobless rate and the resulting deterioration in borrowers creditworthiness have limited refinance activity to date.  The recent creation of the HASP is aimed to further assist homeowners in refinancing and to reduce potential foreclosures.  Although we expect that the constant prepayment rate, or CPR, will trend upward during 2009 based on current market interest rates, future CPRs will be affected by the success of HASP and the timing and purpose of any future legislation, if any, and the resulting impact on borrowers’ ability to refinance, mortgage interest rates in the market and home values.

Significant Events in 2008

Strategic Relationship Established With JMP Group Inc.

On January 18, 2008, we issued 1.0 million shares of our Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. Concurrent with our issuance of the Series A Preferred Stock, we entered into an advisory agreement with HCS, which is an affiliate of JMP Group Inc., to manage investments made by the Managed Subsidiaries.  We expect that HCS will assist us with the implementation of our alternative investment strategy, and once implemented, will manage our alternative investment strategy, as described more fully in Item 1 of this Annual Report on Form 10-K.  In acting as our advisor, HCS will play a key role in the sourcing of our alternative investment opportunities.  As of the date of this report, HCS had yet to manage any of our assets.  For more information regarding the terms of the advisory agreement, see “Our Relationship with HCS and the Advisory Agreement” in Item 1 of this Annual Report on Form 10-K and the advisory agreement itself, which is filed an exhibit to this Annual Report on Form 10-K.

The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Series A Preferred Stock matures on December 31, 2010, has a redemption value of $20.00 per share, and is convertible into shares of the Company's common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

Completion of $60.0 Million Offering of Common Stock

On February 21, 2008, the Company completed the issuance and sale of 7.5 million shares of its common stock to certain accredited investors (as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended, or Securities Act) at a price of $8.00 per share.  This private offering of the Company's common stock generated gross proceeds to the Company of $60.0 million, and net proceeds to the Company of approximately $56.6 million.  Pursuant to a registration rights agreement, the Company filed a resale shelf registration statement registering the resale of the shares sold in this offering, which became effective in April 2008.  Pursuant to the registration rights agreement, we paid $0.7 million in liquidated damages in 2008 to the investors in the offering for not filing a resale shelf registration statement by the date required in the registration rights agreement and not obtaining NASDAQ listing for our common stock on or prior to the effective date of the resale shelf registration statement.  We do not expect to incur future penalty fees under the registration rights agreement.

In accordance with our investment plan, we promptly deployed the net proceeds from our January and February 2008 equity offerings by purchasing an aggregate of approximately $714.1 million of Agency hybrid RMBS during January and February 2008. These acquisitions were financed in part with repurchase agreements and hedged with interest rate swaps.

March 2008 Credit Market Disruption

During March 2008, news of potential and actual security liquidations negatively impacted market values for, and available liquidity to finance, certain mortgage securities, including some of our Agency RMBS and AAA-rated non-Agency RMBS, resulting in a significant deleveraging event for a relatively broad range of leveraged public and private companies with investment and financing strategies similar to ours. In response to these significantly changed conditions, we undertook a number of strategic actions to reduce leverage and increase liquidity in our portfolio of Agency RMBS. During March 2008, the Company sold, in aggregate, approximately $592.8 million of Agency RMBS from its investment portfolio that was comprised of $516.4 million of Agency hybrid ARM RMBS and $76.4 million of Agency CMO floating rate securities (“CMO Floaters”), resulting in a loss of $15.0 million. As a result of these sales of RMBS, we also terminated associated interest rate swaps that were used to hedge our liability costs with a notional balance of $297.7 million at a cost of $2.0 million.  We believe these proactive steps taken by our management team to reduce leverage and increase liquidity enabled our company to successfully navigate the extremely difficult operating and credit conditions facing companies with investment and financing strategies similar to ours.

Subsequent Events – March 2009

Restructuring of Principal Investment Portfolio.  As of December 31, 2008, our principal investment portfolio included approximately $197.7 million of collateralized mortgage obligation floating rate securities issued by an Agency, which we refer to as Agency CMO Floaters.  Following a review of our principal investment portfolio, we determined in March 2009 that the Agency CMO Floaters held in our portfolio were no longer producing acceptable returns, and as a result, we decided to initiate a program to dispose of these securities on an opportunistic basis.  As of March 25, 2009, the Company had sold approximately $149.8 million in current par value of Agency CMO Floaters under this program resulting in a net gain of approximately $0.2 million.  As a result of these sales and our intent to sell the remaining Agency CMO Floaters in our principal investment portfolio, we concluded the reduction in value at December 31, 2008 was other-than-temporary and recorded an impairment charge of $4.1 million for the quarter and year ended December 31, 2008.

In addition, we also determined that $6.1 million in current par value of non-agency RMBS, which includes $2.5 million in current par value of retained residual interest, had suffered an other-than-temporary impairment and, accordingly, recorded an impairment charge of $1.2 million for the quarter and year ended December 31, 2008.

Note Regarding Discontinued Operations

In connection with the sale of our wholesale mortgage lending platform assets on February 22, 2007 and the sale of our retail mortgage lending platform assets to Indymac Bank, F.S.B. (“Indymac”) on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending business as a discontinued operations in accordance with the provisions of SFAS No. 144. As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operations and the related assets and liabilities as assets and liabilities related to a discontinued operations for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac are part of our ongoing operations and accordingly, we have not classified as a discontinued operations in accordance with the provisions of SFAS No. 144. See note 8 in the notes to our consolidated financial statements.

Until March 31, 2007, our discontinued mortgage lending operation contributed to our then current period financial results. Subsequent to March 31, 2007, our discontinued mortgage lending operation has impacted our financial results due to liabilities remaining after the sale of the operation’s assets. As of December 31, 2008, discontinued operations consist of $5.9 million in assets and $3.6 million in liabilities, down from $8.9 million in assets and $5.8 million in liabilities as of December 31, 2007.

Prior to March 31, 2007, we originated a wide range of residential mortgage loan products including prime, alternative-A, and to a lesser extent sub-prime loans, home equity lines of credit, second mortgages, and bridge loans. We originated $0.4 billion in mortgage loans during three months ended March 31, 2007.  Our sale of the mortgage lending platform assets on March 31, 2007 marked our exit from the mortgage lending business.

Balance Sheet Analysis

Investment Securities - Available for Sale.  Our securities portfolio consists of Agency RMBS or primarily AAA-rated residential RMBS. At December 31, 2008, we had no investment securities in a single issuer or entity, other than Fannie Mae or Freddie Mac, that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our principal investment securities portfolio as of December 31, 2008 and December 31, 2007:

Credit Characteristics of Our Investment Securities (dollar amounts in thousands):

December 31, 2008	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency Hybrid ARMs	FNMA	$251,810	$258,196	54%	5.15%	3.93%
Agency REMIC CMO Floating Rate	FNMA/FHLMC	203,638	197,675	41%	1.83%	8.54%
Private Label Floating Rate	AAA	23,289	18,118	4%	1.27%	15.85%
Private Label Floating Rate	Aa	3,648	2,828	1%	2.30%	4.08%
NYMT Retained Securities	AAA-BBB	609	530	0%	5.80%	8.56%
NYMT Retained Securities	Below Investment Grade	2,462	69	0%	5.67%	16.99%
Total/Weighted Average		$485,456	$477,416	100%	3.55%	6.51%

December 31, 2007	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency REMIC CMO Floating Rate	FNMA/FHLMC/GNMA	$324,676	$318,689	91%	5.98%	5.55%
Private Label Floating Rate	AAA	29,764	28,401	8%	5.66%	5.50%
NYMT Retained Securities	AAA-BBB	2,169	2,165	1%	6.31%	6.28%
NYMT Retained Securities	Below Investment Grade	2,756	1,229	0%	5.68%	12.99%
Total/Weighted Average		$359,365	$350,484	100%	5.95%	5.61%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2008	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency Hybrid ARMs	$—	—%	$66,910	3.69%	$191,286	4.02%	$258,196	3.93%
Agency REMIC CMO Floating Rate	197,675	8.54%	—	—%	—	—%	197,675	8.54%
Private Label Floating Rate	20,946	14.25%	—	—%	—	—%	20,946	14.25%
NYMT Retained Securities	530	8.56%	—	—%	69	16.99%	599	15.32%
Total/Weighted Average	$219,151	9.21%	$66,910	3.69%	$191,355	4.19%	$477,416	6.51%

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2007	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency REMIC CMO Floating Rate	$318,689	5.55%	$—	—%	$—	—%	$318,689	5.55%
Private Label Floating Rate	28,401	5.50%	—	—%	—	—%	28,401	5.50%
NYMT Retained Securities	2,165	6.28%	—	—%	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$—	—%	$1,229	12.99%	$350,484	5.61%

Prepayment Experience. The constant prepayment rate (“CPR”) on our overall portfolio averaged approximately 12% during 2008 as compared to 19% during 2007. CPRs on our purchased portfolio of investment securities averaged approximately 9% while the CPRs on loans held in our securitization trusts averaged approximately 19% during 2008. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Mortgage Loans Held in Securitization Trusts. Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements. The Company completed four securitizations; three were classified as financings per SFAS No. 140 and one qualified as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights. The residual assets carrying value total $0.1 million and are included in investment securities available for sale.

The following table details mortgage loans held in securitization trusts at December 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
December 31, 2008	$347,546	5.56%	$348,337	3.96%
December 31, 2007	$429,629	5.74%	$430,715	5.36%

At December 31, 2008 mortgage loans held in securitization trusts represented approximately 41% of our total assets. Of this mortgage loan investment portfolio 100% are traditional ARMs or hybrid ARMs and 79% are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

Characteristics of Our Mortgage Loans Held in Securitization Trusts and Retained Interest in Securitization:

The following table sets forth the composition of our loans held in securitization trusts and loans backing the retained interests from our REMIC securitization as of December 31, 2008 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	793	$347,546	$348,337
Retained interest in REMIC securitization (included in Investment securities available for sale)	337	177,442	599
Total Loans Held	1,130	$524,988	$348,936

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$491	$3,500	$48
Current Coupon Rate	5.67%	8.13%	4.00%
Gross Margin	2.34%	5.00%	1.13%
Lifetime Cap	11.19%	13.38%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	319	327	283

The following table sets forth the composition of our loans held in securitization trusts and loans backing the retained interests from our REMIC securitization as of December 31, 2007 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	972	$429,629	$430,715
Retained interest in securitization (included in Investment securities available for sale)	391	209,455	3,394
Total Loans Held	1,363	$639,084	$434,109

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$490	$3,500	$48
Current Coupon Rate	5.79%	9.93%	4.00%
Gross Margin	2.34%	6.50%	1.13%
Lifetime Cap	11.19%	13.75%	9.00%
Original Term (Months)	360	360	360
Remaining Term (Months)	330	339	295

	December 31, 2008 Percentage	December 31, 2007 Percentage
Arm Loan Type
Traditional ARMs	2.2%	2.3%
2/1 Hybrid ARMs	1.1%	1.6%
3/1 Hybrid ARMs	7.8%	10.2%
5/1 Hybrid ARMs	86.3%	83.4%
7/1 Hybrid ARMs	2.6%	2.5%
Total	100.0%	100.0%
Percent of ARM loans that are Interest Only	78.6%	77.3%
Weighted average length of interest only period	8.3 years	8.3 years

	December 31, 2008 Percentage	December 31, 2007 Percentage
Traditional ARMs - Periodic Caps
None	79.4%	72.9%
1%	1.2%	1.4%
Over 1%	19.4%	25.7%
Total	100.0%	100.0%

	December 31, 2008 Percentage	December 31, 2007 Percentage
Hybrid ARMs - Initial Cap
3.00% or less	6.7%	8.3%
3.01%-4.00%	4.0%	5.1%
4.01%-5.00%	88.2%	85.6%
5.01%-6.00%	1.1%	1.0%
Total	100.0%	100.0%

	December 31, 2008 Percentage	December 31, 2007 Percentage
Original FICO Scores
650 or less	4.4%	3.9%
651 to 700	18.0%	17.0%
701 to 750	32.7%	32.4%
751 to 800	40.9%	42.5%
801 and over	4.0%	4.2%
Total	100.0%	100.0%
Average FICO Score	736	738

	December 31, 2008 Percentage	December 31, 2007 Percentage
Original Loan to Value (LTV)
50% or less	9.7%	9.5%
50.01%-60.00%	8.2%	8.9%
60.01%-70.00%	25.8%	27.3%
70.01%-80.00%	54.4%	52.2%
80.01% and over	1.9%	2.1%
Total	100.0%	100.0%
Average LTV	69.9%	69.7%

	December 31, 2008 Percentage	December 31, 2007 Percentage
Property Type
Single Family	51.4%	51.3%
Condominium	23.3%	22.8%
Cooperative	9.8%	9.8%
Planned Unit Development	12.8%	13.0%
Two to Four Family	2.7%	3.1%
Total	100.0%	100.0%

	December 31, 2008 Percentage	December 31, 2007 Percentage
Occupancy Status
Primary	85.1%	84.4%
Secondary	11.0%	12.0%
Investor	3.9%	3.6%
Total	100.0%	100.0%

	December 31, 2008 Percentage	December 31, 2007 Percentage
Documentation Type
Full Documentation	72.7%	72.0%
Stated Income	19.6%	19.7%
Stated Income/ Stated Assets	6.3%	6.8%
No Documentation	1.0%	1.0%
No Ratio	0.4%	0.5%
Total	100.0%	100.0%

	December 31, 2008 Percentage	December 31, 2007 Percentage
Loan Purpose
Purchase	58.0%	57.8%
Cash out refinance	16.1%	15.9%
Rate & term refinance	25.9%	26.3%
Total	100.0%	100.0%

	December 31, 2008 Percentage	December 31, 2007 Percentage
Geographic Distribution: 5% or more in any one state
NY	30.7%	31.2%
MA	17.2%	17.4%
FL	7.8%	8.3%
CA	7.2%	7.2%
NJ	6.0%	5.7%
Other (less than 5% individually)	31.1%	30.2%
Total	100.0%	100.0%

The following table details loan summary information for loans held in securitization trust at December 31, 2008 (all amounts in thousands)

												Principal Amount of Loans
												Subject to
								Periodic				Delinquent
Description			Interest Rate			Final Maturity		Payment		Original	Current	Principal
Property		Loan						Term	Prior	Amount of	Amount of	or
Type	Balance	Count	Max	Min	Avg	Min	Max	(months)	Liens	Principal	Principal	Interest
Single	<= $100,000	12	7.75	4.75	5.44	12/01/34	11/01/35	360	NA	$1,595	$853	$69
Family	<= $250,000	93	8.13	4.75	5.63	09/01/32	12/01/35	360	NA	18,680	16,740	249
	<= $500,000	139	7.13	4.25	5.54	09/01/32	01/01/36	360	NA	51,158	48,545	1,257
	<=$1,000,000	65	7.38	4.38	5.56	07/01/33	12/01/35	360	NA	47,889	45,919	3,645
	> $1,000,000	33	6.75	5.00	5.64	01/01/35	01/01/36	360	NA	57,977	56,407	-
	Summary	342	8.13	4.25	5.58	09/01/32	01/01/36	360	NA	$177,299	$168,464	$5,220
2-4	<= $100,000	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$80	$76	$-
FAMILY	<= $250,000	6	6.75	4.38	5.75	12/01/34	07/01/35	360	NA	1,115	1,015	-
	<= $500,000	21	7.25	5.00	5.82	09/01/34	01/01/36	360	NA	7,764	7,568	513
	<=$1,000,000	4	6.88	5.38	6.06	12/01/34	08/01/35	360	NA	3,068	3,047	-
	>$1,000,000	0	-	-	-	-	-	360	NA	-	-	-
	Summary	32	7.25	4.38	5.86	09/01/34	01/01/36	360	NA	$12,027	$11,706	$513
Condo	<= $100,000	16	6.63	4.38	5.79	01/01/35	12/01/35	360	NA	$1,938	$1,133	$-
	<= $250,000	94	6.88	4.50	5.65	08/01/32	01/01/36	360	NA	18,643	16,953	230
	<= $500,000	91	6.88	4.50	5.45	09/01/32	12/01/35	360	NA	31,915	30,853	917
	<=$1,000,000	36	6.13	4.50	5.36	08/01/33	11/01/35	360	NA	26,589	24,751	-
	> $1,000,000	15	6.13	5.13	5.61	07/01/34	09/01/35	360	NA	24,568	22,061	-
	Summary	252	6.88	4.38	5.55	08/01/32	01/01/36	360	NA	$103,653	$95,751	$1,147
CO-OP	<= $100,000	5	6.25	4.75	5.60	09/01/34	06/01/35	360	NA	$842	$247	$-
	<= $250,000	24	6.25	4.00	5.45	10/01/34	12/01/35	360	NA	4,710	4,319	-
	<= $500,000	41	6.38	4.75	5.45	08/01/34	12/01/35	360	NA	16,829	15,401	-
	<=$1,000,000	29	6.75	4.75	5.35	11/01/34	11/01/35	360	NA	21,454	20,435	-
	> $1,000,000	6	6.00	4.88	5.44	11/01/34	12/01/35	360	NA	8,664	8,164	-
	Summary	105	6.75	4.00	5.42	08/01/34	12/01/35	360	NA	$52,499	$48,566	$-
PUD	<= $100,000	3	5.63	5.25	5.38	07/01/35	08/01/35	360	NA	$938	$244	$-
	<= $250,000	25	6.75	4.38	5.61	01/01/35	12/01/35	360	NA	5,275	4,665	-
	<= $500,000	22	7.88	4.38	5.70	08/01/32	12/01/35	360	NA	7,799	7,474	480
	<=$1,000,000	8	5.88	4.75	5.36	09/01/33	12/01/35	360	NA	5,637	5,474	-
	> $1,000,000	4	6.13	5.22	5.71	04/01/34	12/01/35	360	NA	5,233	5,202	-
	Summary	62	7.88	4.38	5.60	08/01/32	01/01/36	360	NA	$24,882	$23,059	$480
Summary	<= $100,000	37	7.75	4.38	5.64	09/01/34	12/01/35	360	NA	$5,393	$2,553	$69
	<= $250,000	242	8.13	4.00	5.62	08/01/32	01/01/36	360	NA	48,423	43,692	479
	<= $500,000	314	7.88	4.25	5.54	08/01/32	01/01/36	360	NA	115,465	109,841	3,167
	<=$1,000,000	142	7.38	4.38	5.47	07/01/33	12/01/35	360	NA	104,637	99,626	3,645
	> $1,000,000	58	6.75	4.88	5.62	04/01/34	01/01/36	360	NA	96,442	91,834	-
	Grand Total	793	8.13	4.00	5.56	08/01/32	01/01/36	360	NA	$370,360	$347,546	$7,360

The following table details activity for loans held in securitization trust for the year ended December 31, 2008.
	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, December 31, 2007	$429,629	$2,733	$(1,647)	$430,715
Additions	-	-	-	-
Principal repayments	(82,083)	-	-	(82,083)
Provision for loan loss	-	-	(1,433)	(1,433)
Charge-Offs			1,674	1,674
Amortization for premium	-	(536)	-	(536)
Balance, December 31, 2008	$347,546	$2,197	$(1,406)	$348,337

Delinquency Status

As of December 31, 2008, we had 17 delinquent loans totaling approximately $7.4 million categorized as Mortgage Loans Held in Securitization Trusts. In addition we had four REO properties totaling approximately $1.9 million. The table below shows delinquencies in our loan portfolio as of December 31, 2008 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,363	0.39%
61-90	1	$263	0.08%
90+	13	$5,734	1.65%
Real Estate Owned (REO)	4	$1,927	0.55%

As of December 31, 2007, we had 14 delinquent loans totaling approximately $8.8 million categorized as Mortgage Loans Held in Securitization Trusts. The table below shows delinquencies in our loan portfolio as of December 31, 2007 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	-	$-	-
61-90	2	$1,859	0.43%
90+	12	$6,910	1.61%
Real Estate Owned (REO)	4	$4,145	0.96%

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

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $9.4 million at December 31, 2008.

Restricted Cash. Restricted cash totaled $8.0 million as of December 31, 2008. Included in restricted cash was $4.2 million related to amounts deposited to meet margin calls on interest rate swaps and $3.2 million for amounts posted to meet repurchase agreement margin calls.

Prepaid and Other Assets.  Prepaid and other assets totaled $1.2 million as of December 31, 2008. Prepaid and other assets consist mainly of $0.4 million in escrow advances related to loans held in securitization trust and $0.2 million of capitalized servicing costs.

Financing Arrangements, Portfolio Investments. As of December 31, 2008, there were approximately $402.3 million of repurchase agreement borrowings outstanding. Our repurchase agreements typically have terms of 30 days. As of December 31, 2008, the current weighted average borrowing rate on these financing facilities was 2.62%.

Collateralized Debt Obligations.  As of December 31, 2008, we had $335.6 million of CDOs outstanding with an average interest rate of 0.85%.

Subordinated Debentures. As of December 31, 2008, our wholly owned subsidiary, HC, had trust preferred securities outstanding of $44.6 million net of deferred bond issuance costs of $0.4 million with an average interest rate of 6.61%. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly, (5.22% at December 31, 2008). These securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. HC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5% through March 15, 2010. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities.

$20 million of our subordinated debentures have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010.

Convertible Preferred Debentures. At December 31, 2008 we had $19.7 million of convertible preferred debentures outstanding net of $0.3 million of deferred debt issuance cost. We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Series A Preferred Stock is convertible into shares of the Company's common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock matures on December 31, 2010. Pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as  a liability on its balance sheet.

Derivative Assets and Liabilities. We generally hedge the risk related to changes in the benchmark interest rate used in the variable rate index, usually LIBOR.

In order to reduce these risks, we enter into interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowing or CDOs to a fixed rate. We also enter into interest rate cap agreements whereby, in exchange for a premium, we are reimbursed for interest paid in excess of a contractually specified capped rate.

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We attempted to minimize this risk by limiting our counterparties to major financial institutions with good credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties, but can provide no assurance that we will avoid  counter party failures.

We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction, or a portion thereof, is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuations and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as cash flow hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. To this end, terms of the hedges are matched closely to the terms of hedged items.

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2008 and December 31, 2007 (dollar amounts in thousands):
	December 31, 2008	December 31, 2007
Derivative assets:
Interest rate caps	$22	$416
Total derivative assets	$22	$416

Derivative liabilities:
Interest rate swaps	$4,194	$3,517
Total derivative liabilities	$4,194	$3,517

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2008 was $39.2 million and included $8.5 million of net unrealized losses, $5.6 million in unrealized derivative losses related to cash flow hedges and $2.9 million in unrealized losses related to available for sale securities presented as accumulated other comprehensive income.

Results of Operations

The following is a brief description of key terms from our consolidated financial statements:

Revenues. Our primary source of income is net interest income on our portfolio of assets. Net interest income is the difference between interest income, which is the income that we earn on our assets, which for 2008 was RMBS and loans in securitization trusts, and interest expense, which is the interest we pay on borrowings, subordinated debt and convertible preferred debentures. Prior to our exit from the mortgage lending business in March 2007, net interest income was also earned on the loan originations by HC for the period of time commencing upon the closing of a loan and ending upon the sale of such loan to a third party.

Other Expenses. Other expense includes loan losses for costs incurred with respect to, the disposition of non-performing or early payment default loans we have originated or purchased from third parties or from losses incurred on non-performing loans held in securitization trusts.  In addition, other expense includes net losses from the sale of investments securities or the early termination of interest rate swaps and losses from impairments on investment securities.

Expenses. Non-interest expenses we incur in operating our business consist primarily of salary and employee benefits, professional fees, insurance, management fees and other general and administrative expenses. Other general and administrative expenses include expenses for office rents, equipment rentals, office supplies, postage and shipping, telephone, travel and entertainment and other miscellaneous operating expenses.  In 2008, other expenses included the penalty payments paid to investors pursuant to a registration rights agreement we entered into in connection with our February 2008 common equity offering.

Income (loss) from discontinued operations: Loss from discontinued operations includes all revenues and expenses related to our discontinued mortgage lending business excluding those costs that will be retained by us, which are primarily expenses related to rent expense for leased locations not assigned as part of the disposition of our mortgage lending business and certain allocated payroll expenses for employees remaining with us. Our discontinued operations were profitable in 2008 due primarily to the rent reimbursement from Indymac stemming from Indymac’s use of our former corporate headquarters through the end of July 2008.  See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K  for more information regarding our discontinued operations.

Results of Operations - Comparison of Years Ended December 31, 2008, 2007 and 2006

(dollar amounts in thousands)	For the Years Ended December 31,
	2008	2007	% Change	2006	% Change
Net interest income	$7,863	$477	1,548.4%	$4,784	(62.8)%
Other expenses	$26,717	$18,513	44.3%	$586	3,059.2%
Total expenses	$6,910	$2,754	150.9%	$2,032	52.9%
(Loss) income for continuing operations	$(25,764)	$(20,790)	(23.9)%	$2,166	(34.8)%
Income (loss) from discontinued operations	$1,657	$(34,478)	104.8%	$(17,197)	(98.5)%
Net loss	$(24,107)	$(55,268)	56.4%	$(15,031)	(181.5)%
Basic and diluted loss per share	$(2.91)	$(30.47)	90.4%	$(8.33)	(179.9)%

For the year ended December 31, 2008, we reported a net loss of $24.1 million, as compared to a net loss of $55.3 million for the year ended December 31, 2007 or a decrease of $31.2 million. The decrease was due mainly to the elimination of non recurring charges that were recorded in 2007, including an $18.4 million charge to reserve 100% of the deferred tax asset related to the discontinued business, a $16.1 million operating loss for the mortgage origination business that was sold in March 2007.  Additionally, the net interest margin for the twelve months ended December 31, 2008 increased by $7.4 million as compared to the same period in 2007 due to significant portfolio restructuring.  The Company incurred a $5.3 million non cash impairment in the fourth quarter of 2008 as compared to an $8.5 million impairment charge in the fourth quarter of 2007.

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

Revenues

Comparative Net Interest Income
	For the years ended December 31,
	2008			2007			2006
(dollar amounts in thousands)	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)			($ Millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$907.3	44,778	4.94%	$907.0	$52,180	5.74%	$1,266.4	$66,973	5.29%
Amortization of net premium	1.4	(655)	(0.08)%	2.4	(1,616)	(0.18)%	5.9	$(2,092)	(0.16)%
Interest income	$908.7	44,123	4.86%	$909.4	$50,564	5.56%	$1,272.3	$64,881	5.13%

Interest Expense:
Investment securities and loans held in the securitization trusts	$820.5	30,351	3.65%	$864.7	$46,529	5.31%	$1,201.2	$56,553	4.64%
Subordinated debentures	45.0	3,760	8.24%	45.0	3,558	7.80%	45.0	3,544	7.77%
Convertible preferred debentures	20.0	2,149	10.60%
Interest expense	$885.5	36,260	4.09%	$909.7	$50,087	5.43%	$1,246.2	$60,097	4.76%
Net interest income	$23.2	7,863	0.77%	$(0.3)	$477	0.13%	$26.1	$4,784	0.37%

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

For our portfolio of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread as well as average Constant Prepayment Rate (“CPR”) by quarter since we began our portfolio investment activities follows:

Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	CPR
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%
September 30, 2008	$874.5	4.81%	4.72%	3.36%	1.36%	13.8%
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%	14.0%
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%	13.0%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%	19.0%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%	21.0%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%	21.0%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%	19.2%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%	17.2%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%	20.7%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%	19.8%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%	18.7%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%	26.9%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%	29.7%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%	30.5%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%	29.2%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%	23.7%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%	16.0%

Expenses

Comparative Expenses

	For the Year Ended December 31,
(dollar amounts in thousands)	2008	2007	% Change	2006	% Change
Salaries and benefits	$1,869	$865	116.1%	$714	21.1%
Professional fees	1,212	612	98.0%	598	2.3%
Insurance	948	474	100.0%	204	132.4%
Management fees	665	—	100.0%	—	—
Other	2,216	803	176.0%	516	55.6%
Total Expenses	$6,910	$2,754	150.9%	$2,032	35.5%

The $4.2 million increase in total expenses in 2008 as compared to 2007 was to due to the following:

•	$1.0 million or 116.1% increase in salaries and benefits due mainly to the elimination of allocating salaries between our continuing and discontinued operations.

•
$0.6 million or 98.0% increase in professional fees was due to increased legal fees defending nuisance lawsuits related to our discontinued operations and the elimination of  allocating audit between our continuing and discontinued operations.

•	$0.7 million in management fees paid to HCS pursuant the advisory agreement entered into in January 2008.

•
$1.4 million increase in other expenses includes $0.7 million non-recurring penalty fees paid in 2008 pursuant to a registration rights agreement, $0.2 million write-off of capitalized legal costs related to discontinued securitization shelf registration statement and $0.2 million related to rent.

The majority of all expense increases from the year ended December 31, 2006 to December 31, 2007 was due primarily to the increased allocation of expenses to NYMT from the discontinued operations.

It should be noted that certain expenses are shared by the Company and are included as a discontinued operations for this presentation.

Discontinued Operations
	For the Year Ended December 31,
(dollar amounts in thousands)	2008	2007	% Change	2006	% Change
Revenues:
Net interest income	$419	$1,070	(60.8)%	$3,524	(69.6)%
Gain on sale of mortgage loans	46	2,561	(98.2)%	17,987	(85.8)%
Loan losses	(433)	(8,874)	(95.1)%	(8,228)	7.9%
Brokered loan fees	—	2,318	(100.0)%	10,937	(78.8)%
Gain on sale of retail lending segment	—	4,368	(100.0)%	—	100.0
Other income (expense)	1,463	(67)	2,284%	(294)	(77.2)%
Total net revenues	1,495	1,376	8.6%	23,926	(94.2)%

Expenses:
Salaries, commissions and benefits	63	7,209	(99.1)%	21,711	(66.8)%
Brokered loan expenses	—	1,731	(100.0)%	8,277	(79.1)%
Occupancy and equipment	(559)	1,819	(130.7)%	5,077	(64.2)%
General and administrative	334	6,743	(95.0)%	14,552	(53.7)%
Total expenses	(162)	17,502	(100.9)%	49,617	(64.7)%
Income (loss) before income tax (provision) benefit	1,657	(16,126)	110.3%	(25,691)	(37.2)%
Income tax (provision) benefit	—	(18,352)	(100.0)%	8,494	(316.1)%
Loss from discontinued operations – net of tax	$1,657	$(34,478)	104.8%	$(17,197)	(100.5)%

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. In connection with the March 2008 market disruption and the anticipated increase in collateral requirements by our lenders as a result of the decrease in the market value of our investment securities, we elected to increase our liquidity by reducing our leverage through the sale of an aggregate of approximately $592.8 million of Agency RMBS in March 2008, which resulted in an aggregate loss of approximately $17.1 million, including losses related to the termination of interest rate swaps. At December 31, 2008, we had cash balances of $9.4 million, $20.9 million in unencumbered securities and borrowings of $402.3 million under outstanding repurchase agreements. At December 31, 2008, we also had longer-term capital resources, including CDOs outstanding of $335.6 million and subordinated debt of $44.6 million. In addition, the Company received net proceeds of $19.6 million and $56.5 million from private offerings of its Series A Preferred Stock and common stock, respectively, in January and February 2008. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference. Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months. However, should further volatility and deterioration in the broader credit, residential mortgage and MBS markets occur in the future, we cannot assure you that our existing sources of liquidity will be sufficient to meet our liquidity requirements during the next 12 months.

To finance our RMBS investment portfolio, we generally seek to borrow between seven and nine times the amount of our equity. At December 31, 2008 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and the convertible preferred debentures, was 6.8:1. This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreements calculate our leverage.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with six different financial institutions as of December 31, 2008. These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, In the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

In connection with the dramatic declines in the housing market and significant asset write-downs by financial institutions, many investors and financial institutions that lend in the mortgage securities repurchase markets (including some of the lenders under our repurchase agreements) significantly tightened their lending standards and, in some cases, have ceased to provide funding to borrowers, including other financial institutions. In our case, during March 2008, we experienced increases in the amount of “haircut,” which is the difference between the value of the collateral and the loan amount, required to obtain financing for both our Agency RMBS and non-Agency RMBS. As of December 31, 2008, our RMBS securities portfolio consisted of approximately $455.9 million of Agency RMBS and $21.5 million of non-Agency RMBS, which was financed with approximately $402.3 million of repurchase agreement borrowing with an average haircut of 9%. Although average haircuts have remained stable since the second quarter, any increase in haircuts by our lenders would materially adversely affect our profitability and liquidity. Moreover, in the event the conditions that have recently caused global credit and other financial markets to experience substantial volatility and disruption persist or worsen, certain financial institutions may become insolvent or further tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

We enter into interest rate swap agreements to extend the maturity of our repurchase agreements as a mechanism to reduce the interest rate risk of the securities portfolio. At December 31, 2008, we had $137.3 million in notional interest rate swaps outstanding. Should market rates for similar term interest rate swaps drop below the minimum rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity. At December 31, 2008 the Company pledged $4.2 million in cash margin to cover decreased valuation of the interest rate swaps.  The weighted average maturity of the swaps was 3.6 years at December 31, 2008.

Our inability to sell approximately $5.4 million, net of lower of cost or market adjustment, of mortgage loans we own could adversely affect our profitability as any sale for less than the current valuation would result in a loss. Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; more recently we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit. As of December 31, 2008, we had a total of $1.8 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which we had a reserve of approximately $0.4 million. In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

We paid quarterly cash dividends of $0.12, $0.16 and $0.16 per common share in May, July, and October 2008, respectively. On December 23, 2008, we declared a fourth quarter cash dividend of $0.10 per common share to common stockholders of record January 5, 2009, which was paid on January 26, 2009. On January 30, 2009, we paid a $0.50 per share cash dividend, or approximately $0.5 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of December 31, 2008. We also paid a $0.50 per share cash dividend on shares of our Series A Preferred Stock during each of the first, second and third quarters of 2008. Each of these dividends was paid out of the Company’s working capital and recorded as interest expense in the Company’s consolidated statement of operations as the Series A Preferred Stock is reported as debt per SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. We will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board of Directors declares a dividend.

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

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash. These assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash. As a result, our REIT taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to:

·	sell assets in adverse market conditions;

·	borrow on unfavorable terms;

·	distribute amounts that would otherwise be invested in assets or repayment of debt, in order to comply with the REIT distribution requirements.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2008:

($ amounts in thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	after 5 years
Operating leases	$867	$219	$383	$265	$—
Repurchase agreements (1)	403,627	403,627	—	—	—
Collateralized debt obligations (1)(2)	350,923	46,407	102,563	68,631	133,322
Subordinated debentures (1)	110,168	3,016	5,187	4,849	97,116
Convertible preferred debentures (1)	24,000	2,000	22,000	—	—
Interest rate swaps (1)	7,402	3,348	3,519	535	—
Management fees (4)	1,476	738	738	—	—
Employment agreements (3)	200	200	—	—	—
	$898,663	$459,555	$134,390	$74,280	$230,438

(1)	Amounts include interest paid during the period. Interest based on interest rates in effect on December 31, 2008.
(2)
Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments and estimated principal prepayments based on our internal prepayment model on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(3)	Represents base cash compensation under contract of the Company’s Chief Executive Officer, Steven R. Mumma.
(4)
Amounts due with respect to the advisory fee are subject to adjustment based on the equity capital of the Managed Subsidiaries and any incentive compensation due pursuant to the advisory agreement between the Managed Subsidiaries and HCS.  See “Item 1.  Business - Our Relationship with HCS and the Advisory Agreement - Advisory Agreement” above for a summary of the material terms of the advisory agreement.

Advisory Agreement

On January 18, 2008, we entered into an advisory agreement with HCS, pursuant to which HCS will advise, manage and make investments on behalf of two of our wholly-owned subsidiaries. Pursuant to the Advisory Agreement, HCS is entitled to receive the following compensation:

•	base advisory fee equal to 1.50% per annum of the “equity capital” (as defined in Item 1 of this Annual Report) of the Managed Subsidiaries is payable by us to HCS in cash, quarterly in arrears; and

•
incentive compensation equal to 25% of the GAAP net income of the Managed Subsidiaries attributable to the investments that are managed by HCS that exceed a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year will be payable by us to HCS in cash, quarterly in arrears; provided, however, that a portion of the incentive compensation may be paid in shares of our common stock.

If we terminate the advisory agreement (other than for cause) or elect not to renew it, we will be required to pay HCS a cash termination fee equal to the sum of (i) the average annual base advisory fee and (ii) the average annual incentive compensation earned during the 24-month period immediately preceding the date of termination.

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

Fair value. The Company adopted SFAS No.157, Fair Value Measurements, effective January 1, 2008, and accordingly all assets and liabilities measured at fair value will utilize valuation methodologies in accordance with the statement.  The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

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

Impairment of and Basis Adjustments on Securitized Financial Assets - As previously described herein, during 2005 and early 2006, we regularly securitized our mortgage loans and retained the beneficial interests created by such securitization. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate.

As of December 31, 2008, our principal investment portfolio included approximately $197.7 million of Agency CMO Floaters.  Following a review of our principal investment portfolio, we determined in March 2009 that the Agency CMO Floaters held in our portfolio were no longer producing acceptable returns and initiated a program to dispose of these securities on an opportunistic basis.  As of March 25, 2009, the Company had sold approximately $149.8 million in current par value of Agency CMO Floaters under this program resulting in a net gain of approximately $0.2 million.  As a result of these sales and our intent to sell the remaining Agency CMO Floaters in our principal investment portfolio, we concluded the reduction in value at December 31, 2008 was other-than-temporary and recorded an impairment charge of $4.1 million for the quarter and year ended December 31, 2008.

In addition, we also determined that $6.1 million in current par value of non-agency RMBS, which includes $2.5 million in current par value of retained residual interest, had suffered an other-than-temporary impairment and, accordingly, recorded an impairment charge of $1.2 million for the quarter and year ended December 31, 2008.

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

The changes to previous practice resulting from the application of SFAS No.157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The definition of fair value retains the exchange price notion used in earlier definitions of fair value.  SFAS No.157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  SFAS No.157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS No.157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date The Company has disclosed the required elements of SFAS No. 157 herein at Note 11.

On January 1, 2008, the Company adopted SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.

The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company’s adoption of SFAS No. 159 did not have a material impact on the consolidated financial statements as the Company did not elect the fair value option for any of its existing financial assets or liabilities as of January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 141, Business Combinations and issued SFAS No. 141(R) Business Combinations.  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be generally expensed rather than included as part of the basis of the acquisition.  SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for all transactions the Company closes, on or after January 1, 2009. Adoption of SFAS No. 141(R) will impact the Company’s acquisitions subsequent to January 1, 2009.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement. The adoption of this FSP would affect the accounting for our convertible preferred debentures. The FSP requires the initial proceeds from the sale of our convertible preferred debentures to be allocated between a liability component and an equity component. The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP would be effective for our fiscal year beginning on January 1, 2009 and requires retroactive application. We are currently evaluating the impact of the FSP on our financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No.157-3 clarifies the application of SFAS No.157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”).  FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of Accounting Research Bulletin No. 51” to require additional disclosures regarding transfers of financial assets and interest in variable interest entities and is effective for interim or annual reporting periods ending after December 15, 2008.  The adoption of FSP SFAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s financial statements.

On January 12, 2009, the FASB issued EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20” to achieve more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interest within the scope of EITF 99-20.  EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, on a prospective basis.  EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use and instead requires that an other–than–temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected.  This change is consistent with the impairment models contained in SFAS No. 115.  EITF No. 99-20-1 emphasizes that the holder must consider all available information relevant to the collectibility of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows.  Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral.  The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectibility of the security.  The Company’s adoption of EITF 99-20-1 at December 31, 2008 did not have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of our RMBS and ARM loans we manage and hold in our investment portfolio, the variable-rate borrowings we use to finance our portfolio, and the interest rate swaps and caps we use to hedge our portfolio. All of our portfolio interest market risk sensitive assets, liabilities and related derivative positions are managed with a long term perspective and are not for trading purposes.

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

Based on the results of the model, as of December 31, 2008, changes in interest rates would have the following effect on net interest income: (dollar amounts in thousands)

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(4,162)
+100	$(2,508)
-100	$(6,347)

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

Our principal sources of liquidity are the repurchase agreements on our RMBS, the CDOs we have issued to finance our loans held in securitization trust, the principal and interest payments from mortgage assets and cash proceeds from the issuance of equity securities. We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

As it relates to our investment portfolio, derivative financial instruments we use to hedge interest rate risk subject us to “margin call” risk. If the value of our pledged assets decrease, due to a change in interest rates, credit characteristics, or other pricing factors, we may be required to post additional cash or asset collateral, or reduce the amount we are able to borrower versus the collateral. Under our interest rate swaps typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the rate we are paying on an interest rate swap, we may be required to post cash margin.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities due to either borrower defaults, or a counterparty failure. Our portfolio as of December 31, 2008 consisted of approximately $348.3 million of securitized first liens originated in 2005 and earlier, approximately $455.9 million of Agency RMBS backed by the credit of Fannie Mae or Freddie Mac,  approximately $18.1 million of non-Agency floating rate securities rated AAA by both Standard and Poor’s and Moody’s. In addition we own approximately $5.4 million of loans held for sale in HC, net of lower or cost or market (“LOCOM”) adjustment.

The securitized first liens were principally originated by our subsidiary HC prior to our exit from the mortgage lending business. These are predominately high-quality loans with average loan-to-value (“LTV”) ratio at origination of approximately 69.5%, and average borrower credit score of approximately 736. In addition approximately 70.0% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower defaults, on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans,   thereby avoiding default.

The $348.3 million of mortgage loans held in securitization trusts are permanently financed with $335.6 million of collateralized debt obligations leaving the Company with a net exposure of $12.7 million of credit exposure, which represents the Company's equity interest in the CDO's.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The following describes the methods and assumptions we use in estimating fair values of our financial instruments:

Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimate of future cashflows, future expected loss experience and other factors.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2008, using a discounted cash flow simulation model. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(16,381)	0.88 years
+100	$(6,149)	0.52 years
Base	$—	0.41 years
-100	$4,595	0.15 years

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the related notes and schedules to the financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, as required by this Item 8, are set forth beginning on page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision of and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control -Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. There have been no changes in the our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the audit committee of our Board of Directors is incorporated by reference from our Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information on Our Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers”) to be filed with respect to our Annual Meeting of Stockholders to be held June 9, 2009 (the “2009 Proxy Statement”).

In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Item 11. EXECUTIVE COMPENSATION

The information presented under the headings “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2009 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information presented under the headings “Share Ownership of Directors and Executive Officers” and “Share Ownership by Certain Beneficial Owners” in our 2009 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information presented under the heading “Certain Relationships and Related Transactions” and  “Information on Our Board of Directors and its Committees” in our 2009 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Relationship with Independent Registered Public Accounting Firm” in our 2009 Proxy Statement to be filed with the SEC is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: March 31, 2009	By:	/s/ Steven R. Mumma
Name: Steven R. Mumma
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	President, Chief Executive Officer and	March 31, 2009
Steven R. Mumma	Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ James J. Fowler	Chairman of the Board	March 31, 2009
James J. Fowler

/s/ David R. Bock	Director	March 31, 2009
David R. Bock

/s/ Alan L. Hainey	Director	March 31, 2009
Alan L. Hainey

/s/ Steven G. Norcutt	Director	March 31, 2009
Steven G. Norcutt

/s/ Steven M. Abreu	Director	March 31, 2009
Steven M. Abreu

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2008

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc.  and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 31, 2009

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$9,387	$5,508
Restricted cash	7,959	7,515
Investment securities available for sale, at fair value (including pledged assets of $456,506 and $337,356 at December 31, 2008 and 2007, respectively)	477,416	350,484
Accounts and accrued interest receivable	3,095	3,485
Mortgage loans held in securitization trusts (net)	348,337	430,715
Prepaid and other assets	1,191	1,545
Derivative assets	22	416
Property and equipment (net)	39	62
Assets related to discontinued operations	5,854	8,876
Total Assets	$853,300	$808,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$402,329	$315,714
Collateralized debt obligations	335,646	417,027
Derivative liabilities	4,194	3,517
Accounts payable and accrued expenses	3,997	3,752
Subordinated debentures (net)	44,618	44,345
Convertible preferred debentures (net)	19,702	—
Liabilities related to discontinued operations	3,566	5,833
Total liabilities	814,052	790,188

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized 9,320,094 shares issued and outstanding at December 31, 2008 and 1,817,927 shares issued and outstanding at December 31, 2007	93	18
Additional paid-in capital	150,790	99,357
Accumulated other comprehensive loss	(8,521)	(1,950)
Accumulated deficit	(103,114)	(79,007)
Total stockholders’ equity	39,248	18,418
Total Liabilities and Stockholders’ Equity	$853,300	$808,606

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006
REVENUES:
Interest income - Investment securities and loans held in securitization trusts	$44,123	$50,564	$64,881
Interest expense - Investment securities and loans held in securitization trusts	30,351	46,529	56,553
Net interest income from investment securities and loans held in securitization trusts	13,772	4,035	8,328
Interest expense - subordinated debentures	(3,760)	(3,558)	(3,544)
Interest expense - convertible preferred debentures	(2,149)	—	—
Net interest income	7,863	477	4,784
OTHER EXPENSE:
Provision for loan losses	(1,462)	(1,683)	(57)
Realized losses on securities and related hedges	(19,977)	(8,350)	(529)
Impairment loss on investment securities	(5,278)	(8,480)	—
Total other expense	(26,717)	(18,513)	(586)
EXPENSES:
Salaries and benefits	1,869	865	714
Professional fees	1,212	612	598
Insurance	948	474	204
Management fees	665	—	—
Other	2,216	803	516
Total expenses	6,910	2,754	2,032
(LOSS) INCOME FROM CONTINUING OPERATIONS	(25,764)	(20,790)	2,166
Income (loss) from discontinued operations - net of tax	1,657	(34,478)	(17,197)
NET LOSS	$(24,107)	$(55,268)	$(15,031)
Basic and diluted loss per common share	$(2.91)	$(30.47)	$(8.33)
Dividends declared per common share	$0.54	$0.50	$4.70
Weighted average common shares outstanding-basic and diluted	8,272	1,814	1,804

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
(Dollar amounts in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
BALANCE, JANUARY 1, 2006	$18	$107,738	$(8,708)	$1,910		$100,958
Net loss	—	—	(15,031)	—	$(15,031)	(15,031)
Dividends declared	—	(8,595)	—	—	—	(8,595)
Repurchase of common stock	(1)	(299)	—	—	—	(300)
Restricted stock	1	819	—	—	—	820
Performance shares	—	8	—	—	—	8
Stock options exercised	—	3	—	—	—	3
Decrease in net unrealized gain on investment available for sale securities	—	—	—	(879)	(879)	(879)
Decrease in derivative instruments utilized for cash flow hedge	—	—	—	(5,412)	(5,412)	(5,412)
Comprehensive loss	—	—	—	—	$(21,322)
BALANCE, DECEMBER 31, 2006	18	99,674	(23,739)	(4,381)		71,572
Net loss	—	—	(55,268)	—	$(55,268)	(55,268)
Dividends declared	—	(909)	—	—	—	(909)
Restricted stock	—	592	—	—	—	592
Reclassification adjustment for net loss included in net income	—	—	—	3,192	3,192	3,192
Decrease in derivative instruments utilized for cash flow hedge	—	—	—	(761)	(761)	(761)
Comprehensive loss	—	—	—	—	$(52,837)
BALANCE, DECEMBER 31, 2007	18	99,357	(79,007)	(1,950)		18,418
Net loss			(24,107)		$(24,107)	(24,107)
Dividends declared	—	(5,033)	—	—	—	(5,033)
Common stock issuance	75	56,466	—	—	—	56,541
Increase in net unrealized loss on investment available for sale securities	—	—	—	(2,961)	(2,961)	(2,961)
Decrease in derivative instruments utilized for cash flow hedge	—	—	—	(3,610)	(3,610)	(3,610)
Comprehensive loss	—	—	—	—	$(30,678)
BALANCE, DECEMBER 31, 2008	$93	$150,790	$(103,114)	$(8,521)		$39,248

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,107)	$(55,268)	$(15,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,423	765	2,106
Amortization of premium on investment securities and mortgage loans	997	1,616	2,483
Loss on sale of securities, loans and related hedges	19,977	8,350	1,276
Impairment loss on investment securities	5,278	8,480	—
Purchase of mortgage loans held for investment	—	—	(222,907)
Origination of mortgage loans held for sale	—	(300,863)	(1,841,011)
Proceeds from sales of mortgage loans	2,746	398,678	2,059,981
Allowance for deferred tax asset / tax (benefit)	—	18,352	(8,494)
Gain on sale of retail lending platform	—	(4,368)	—
Change in value of derivatives	—	785	289
Provision for loan losses	1,520	2,546	6,800
Other	—	1,111	806
Changes in operating assets and liabilities:
Due from loan purchasers	—	88,351	33,462
Escrow deposits-pending loan closings	—	3,814	(2,380)
Accounts and accrued interest receivable	415	4,141	7,188
Prepaid and other assets	642	2,903	(1,586)
Due to loan purchasers	138	(7,115)	4,209
Accounts payable and accrued expenses	(2,767)	(5,009)	(7,957)
Other liabilities	—	(131)	(453)
Net cash provided by operating activities	6,262	167,138	18,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(444)	(4,364)	2,317
Purchases of investment securities	(850,609)	(231,932)	(292,513)
Proceeds from sale of investment securities	625,986	246,874	356,895
Principal repayments received on loans held in securitization trust	79,951	154,729	191,673
Proceeds from sale of retail lending platform	—	12,936	—
Principal paydown on investment securities	74,172	113,490	162,185
Purchases of property and equipment	—	(396)	(1,464)
Proceeds from sale of fixed asset and real estate owned property	10	880	—
Net cash (used in) provided by investing activities	(70,934)	292,217	419,093
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	—	(300)
Increase (decrease) in financing arrangements, portfolio investments	86,615	(672,570)	(403,400)
Collateralized debt obligation borrowings	—	337,431	—
Collateralized debt obligation paydowns	(81,725)	(117,851)	(30,779)
Dividends paid	(4,100)	(1,826)	(11,524)
Capital contributions from minority interest member	—	—	42
Payments made for termination of swaps	(8,333)	—	—
Proceeds from common stock issued (net)	56,541	—	—
Proceeds from convertible preferred debentures (net)	19,553	—	—
Net cash provided by (used in) financing activities	68,551	(454,816)	(445,961)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,879	4,539	(8,087)
CASH AND CASH EQUIVALENTS — Beginning	5,508	969	9,056
CASH AND CASH EQUIVALENTS — End	$9,387	$5,508	$969
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$31,479	$41,338	$76,905
NON CASH FINANCING ACTIVITIES
Dividends declared to be paid in subsequent period	$932	$—	$905

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands unless otherwise indicated)

1.          Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, that invests primarily in real estate-related assets, including  residential adjustable rate mortgage-backed securities (including collateralized mortgage obligation floating rate securities) issued by a United States government-sponsored enterprise (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Annual Report on Form 10-K as “RMBS” and RMBS issued by a GSE as “Agency MBS”. We also may invest, although  to a lesser extent, in certain alternative real-estate-related and financial assets that present greater credit risk and less interest rate risk than our investments our current investments RMBS and prime ARM loans. We refer to our investment in these alternative assets as our “alternative investment strategy.” We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, a taxable REIT subsidiary ("TRS") and a qualified REIT subsidiary ("QRS").  The Company will conduct certain of its operations related to its alternative investment strategy through its wholly-owned TRS, Hypotheca Capital, LLC (“HC”), in order to utilize some or all of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business.  Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC.   The Company's wholly-owned QRS, New York Mortgage Funding, LLC (“NYMF”), currently holds certain mortgage-related assets under our principal investment strategy for regulatory compliance purposes.  The Company also may conduct certain of our operations related to our alternative investment strategy through NYMF.  As of December 31, 2008, the Company had not acquired any investments under its alternative investment strategy.  The Company consolidates all of its subsidiaries under Generally Accepted Accounting Principles (“GAAP”).

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

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. Prior period amounts has been reclassified to conform to current period classifications, including $0.7 million of deferred debt issuance cost included in prepaid and other assets to an offset to subordinated debentures (net).

As used herein, references to the “Company,” “NYMT,” “we,” “our” and “us” refer to New York Mortgage Trust, Inc., collectively with its subsidiaries.

The Board of Directors declared a one for five reverse stock split of our common stock, as of October 9, 2007 and a one for two reverse stock split of our common stock, as of May 27, 2008, decreasing the number of common shares then outstanding to approximately 9.3 million. Prior and current period share amounts and earnings per share disclosures have been restated to reflect the reverse stock split. In addition, the terms of our Series A Preferred Stock provide that the conversion rate for the Series A Preferred Stock be appropriately adjusted to reflect any reverse stock split. As a result, the description of our Series A Preferred Stock reflects the May 2008 reverse stock split (see note 15).

Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market conditions may occur which could cause actual results to differ materially.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash - Restricted cash includes approximately $7.9 million held by counterparties as collateral for hedging instruments and approximately $0.1 million held as collateral for one letter of credit related to the Company’s lease of it corporate headquarters.

Investment Securities Available for Sale - The Company's investment securities are residential mortgage-backed securities comprised of Fannie Mae, Freddie Mac and “AAA”- rated adjustable-rate securities, including adjustable-rate securities that have an initial fixed-rate period. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive loss (“OCI”). The fair values for all securities in this classification are based on unadjusted price quotes for similar securities in active markets obtained from independent dealers. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in gain (loss) on sale of securities and related hedges. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the interest method. Investment securities may be subject to interest rate, credit and/or prepayment risk.

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (e.g., whether the security will be sold prior to the recovery of fair value). Management considers at a minimum the following factors that, both individually or in combination, could indicate the decline is “other-than-temporary:” 1) the length of time and extent to which the fair value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment). Even though no credit concerns exist with respect to an available for sale security, an other-than-temporary impairment may be evident if management determines that the Company does not have the intent and ability to hold an investment until a forecasted recovery of the value of the investment. (see note 2)

Impairment of and Basis Adjustments on Securitized Financial Assets - As previously described herein, during 2005 and early 2006, we regularly securitized our mortgage loans and retained the beneficial interests created by such securitization. Such assets are evaluated for impairment on a quarterly basis or, if events or changes in circumstances indicate that these assets or the underlying collateral may be impaired, on a more frequent basis. We evaluate whether these assets are considered impaired, whether the impairment is other-than-temporary and, if the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the asset’s amortized cost basis and its fair value. These evaluations require management to make estimates and judgments based on changes in market interest rates, credit ratings, credit and delinquency data and other information to determine whether unrealized losses are reflective of credit deterioration and our ability and intent to hold the investment to maturity or recovery. This other-than-temporary impairment analysis requires significant management judgment and we deem this to be a critical accounting estimate.

As of December 31, 2008, our principal investment portfolio included approximately $197.7 million of Agency CMO Floaters.  Following a review of our principal investment portfolio, we determined in March 2009 that the Agency CMO Floaters held in our portfolio were no longer producing acceptable returns and initiated a program to dispose of these securities on an opportunistic basis.  As of March 25, 2009, the Company had sold approximately $149.8 million in current par value of Agency CMO Floaters under this program resulting in a net gain of approximately $0.2 million.  As a result of these sales and our intent to sell the remaining Agency CMO Floaters in our principal investment portfolio, we concluded the reduction in value at December 31, 2008 was other-than-temporary and recorded an impairment charge of $4.1 million for the quarter and year ended December 31, 2008.

In addition, we also determined that $6.1 million in current par value of non-agency RMBS, which includes $2.5 million in current par value of retained residual interest, had suffered an other-than-temporary impairment and, accordingly, recorded an impairment charge of $1.2 million for the year ended December 31, 2008.

Accounts and Accrued Interest Receivable - Accounts and accrued receivable includes interest receivable for investment securities and mortgage loans held in securitization trusts.

Mortgage Loans Held in Securitization Trusts (net) - Mortgage loans held in securitization trusts are certain Adjustable Rate Mortgage ("ARM") loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.   In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, securitized ARM loans and ARM loans collateralizing debt are accounted for as loans and are not considered investments subject to classification under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (see note 3 and note 6). See Collateralized Debt Obligations below for further description.

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

Allowance for Loan Losses on Mortgage Loans Held in Securitization Trusts— We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of mortgage loans held in securitization trusts.

Estimation involves the consideration of various credit-related factors including but not limited to, macro-economic conditions, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's credit and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the current value of the collateralizing property. We utilize various home valuation methodologies including appraisals, broker pricing opinions (“BPOs”), internet-based property data services to review comparable properties in the same area or consult with a realtor in the property's area.

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 68% of the property's original value. This estimate is based on management's long term experience. During 2008, as a result of the significant deterioration in the housing market, we revised our policy to estimate recovery values based on current home valuations less expected costs to dispose.  These costs typically approximate 15% of the current home value. It is possible given today's deteriorating market conditions, we may realize less than that return in certain cases. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 85% of the current property value and compare that to the current balance of the loan. The difference determines the base provision for the loan loss taken for that loan. This base provision for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

The allowance for loan losses will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of December 31, 2008 the allowance for loan losses held in securitization trusts totaled $1.4 million. The allowance for loan losses was $1.6 million at December 31, 2007.

Financing Arrangements, Portfolio Investments — Portfolio investments are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by portfolio securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense (see note 5).

Collateralized Debt Obligations (“CDO”) - We use CDOs to permanently finance our loans held in securitization trusts.  For financial reporting purposes, the ARM loans and restricted cash held as collateral are carried as assets of the Company and the CDO is carried as the Company’s debt. The transaction includes interest rate caps which are held by the securitization trust and recorded as a derivative asset or liability of the Company.

The Company, as transferor, securitizes mortgage loans and securities by transferring the loans or securities to entities (“Transferees”) which generally qualify under GAAP as “qualifying special purpose entities” (“QSPE's”) as defined under SFAS No. 140. The QSPEs issue investment grade and non-investment grade securities. Generally, the investment grade securities are sold to third party investors, and the Company retains the non-investment grade securities. If a transaction meets the requirements for sale recognition under GAAP, and the Transferee meets the requirements to be a QSPE, the assets transferred to the QSPE are considered sold, and gain or loss is recognized. The gain or loss is based on the price of the securities sold and the estimated fair value of any securities and servicing rights retained over the cost basis of the assets transferred net of transaction costs. If subsequently the Transferee fails to continue to qualify as a QSPE, or the Company obtains the right to purchase assets out of the Transferee, then the Company may have to include in its financial statements such assets, or potentially, all the assets of such Transferee.  The Company has completed four securitizations since inception, the first three were accounted for as a permanent financing (see note 6) and the fourth was accounted for as a sale.

Subordinated Debentures (net) - Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet and are presented net of the debt issurance costs (see note 7).

Convertible Preferred Debentures (net) - The Company issued $20.0 million in Series A Convertible Preferred Stock maturing on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference.  Pursuant to SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet and are presented net of the debt issurance costs (see note 15).

Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its mortgage banking and its mortgage-backed securities investment activities.

Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks, investment banks and certain private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. In addition, all outstanding interest rate swap agreements have bi-lateral margin call provisions that has the effect of minimizing the net exposure to either counterparty.

Interest Rate Risk - The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate (London Interbank Offered Rate (“LIBOR”) or a Treasury rate). The Company applies hedge accounting utilizing the cash flow hedge criteria in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

In order to reduce such risks, the Company enters into swap agreements whereby the Company receives floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. The Company also enters into cap agreements whereby, in exchange for a premium, the Company is reimbursed for interest paid in excess of a certain capped rate.

To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including:

•	the items to be hedged expose the Company to interest rate risk; and

•	the interest rate swaps or caps are expected to be and continue to be highly effective in reducing the Company's exposure to interest rate risk.

The fair values of the Company's interest rate swap agreements and interest rate cap agreements are based on values provided by dealers who are familiar with the terms of these instruments. Effectiveness is periodically assessed at least monthly based upon a comparison of the relative terms, changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged.

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

Accumulative Other Comprehensive Income (Loss) - Other comprehensive income (loss) is comprised primarily of income (loss) from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $0.0, $18,495 and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

HC is a taxable REIT subsidiary and therefore subject to corporate Federal income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see note 12).

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

 Discontinued Operations - In connection with the sale of the assets of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of the assets of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending business as a discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operations and the related assets and liabilities as assets and liabilities related to the discontinued operations for all periods presented in the accompanying consolidated financial statements. Certain assets and liabilities, not assigned to the sales will become part of the ongoing operations of NYMT and accordingly, have not been classified as a discontinued operations in accordance with the provisions of SFAS No. 144 (See note 8).

Allowance for Loan Loss on Repurchase Requests and Mortgage Under Indemnification Agreements- We establish a reserve when we have been requested to repurchase from investors and for loans subject to indemnification agreements. Generally loans wherein the borrowers do not make each of all the first three payments to the new investor once the loan has been sold, require us, under the terms of purchase and sale agreement entered into with the investor, to repurchase the loan.

For the twelve months ended December 31, 2008 no loans were repurchased.  For the twelve months ended December 31, 2007, we repurchased a total of approximately $6.7 million of mortgage loans that were originated in 2005, 2006 or 2007, the majority of which were due to early payment defaults.  We had pending repurchase requests totaling approximately $1.8 million and $4.4 million as of December 31, 2008 and 2007, respectively, against which the Company has taken a provision of approximately $0.4 million and $0.5 million, respectively. The allowance for loan losses is based on historical settlement rates, property value securing the loan in question and specific settlement discussion with third parties. The Company intends to address all outstanding repurchase requests by attempting to enter into net settlement agreements.

 New Accounting Pronouncements - On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

The changes to previous practice resulting from the application of SFAS No.157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The definition of fair value retains the exchange price notion used in earlier definitions of fair value.  SFAS No.157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability.  SFAS No.157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS No.157 provides a framework for measuring fair value, and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company has disclosed the required elements of SFAS No. 157 herein at Note 11.

On January 1, 2008, the Company adopted SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 establishes presentation and disclosure requirements and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The Company’s adoption of SFAS No. 159 did not have a material impact on the consolidated financial statements as the Company did not elect the fair value option for any of its existing financial assets or liabilities as of January 1, 2008.

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards . EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for the Company’s tax benefits on dividends declared as of January 1, 2009. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material effect on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations.  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be generally expensed rather than included as part of the basis of the acquisition.  SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for all transactions the Company closes, on or after January 1, 2009. Adoption of SFAS No. 141(R) will impact the Company’s acquisitions subsequent to January 1, 2009.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. SFAS No.140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for the Company on January 1, 2009, and will be applied to new transactions entered into after the date of adoption.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements the Company issues for fiscal years after January 1, 2009, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009. Because SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not effect the Company’s financial condition, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement. The adoption of this FSP would affect the accounting for our convertible preferred debentures. The FSP requires the initial proceeds from the sale of our convertible preferred debentures to be allocated between a liability component and an equity component. The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP would be effective for our fiscal year beginning on January 1, 2009 and requires retroactive application. We are currently evaluating the impact of the FSP on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No.157-3 clarifies the application of SFAS No.157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP No. 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”).  FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of Accounting Research Bulletin No. 51 to require additional disclosures regarding transfers of financial assets and interest in variable interest entities and is effective for interim or annual reporting periods ending after December 15, 2008.  The adoption of FSP SFAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s financial statements.

On January 12, 2009, the FASB issued EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interest within the scope of EITF 99-20, Recognition of Interest Income and Imairmant on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets.  EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, on a prospective basis.  EITF No. 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use and instead requires that an other–than–temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected.  This change is consistent with the impairment models contained in SFAS No. 115.  EITF No. 99-20-1 emphasizes that the holder must consider all available information relevant to the collectibility of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows.  Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral.  The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectibility of the security.  The Company’s adoption of EITF No. 99-20-1 at December 31, 2008 did not have a material impact on the Company’s consolidated financial statements.

2.          Investment Securities Available For Sale

Investment securities available for sale consist of the following as of December 31, 2008 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency Hybrid Arm Securities	$256,978	$1,316	$(98)	$258,196
Agency REMIC CMO Floaters	197,675	—	—	197,675
Private Label Floaters	25,047	—	(4,101)	20,946
NYMT Retained Securities	677	—	(78)	599
Total/Weighted Average	$480,377	$1,316	$(4,277)	$477,416

Investment securities available for sale consist of the following as of December 31, 2007 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency Hybrid Arm Securities	$—	$—	$—	$—
Agency REMIC CMO Floaters	318,689	—	—	318,689
Private Label Floaters	28,401	—	—	28,401
NYMT Retained Securities	3,394	—	—	3,394
Total/Weighted Average	$350,484	$—	$—	$350,484

As of December 31, 2008, our principal investment portfolio included approximately $197.7 million of Agency CMO Floaters.  Following a review of our principal investment portfolio, we determined in March 2009 that the Agency CMO floaters held in our portfolio were no longer producing acceptable returns and initiated a program where we wanted to dispose of these securities on an opportunistic basis.  As of March 25, 2009, the Company had sold approximately $149.8 million in current par value of Agency CMO floaters under this program resulting in a net gain of approximately $0.2 million.  As a result of these sales and our intent to sell the remaining Agency CMO floaters in our principal investment portfolio, we concluded the reduction in value at December 31, 2008 was other-than-temporary due to our intent to sell such securities and recorded an impairment charge of $4.1 million for the quarter and year ended December 31, 2008. In addition, we also determined that $6.1 million in current par value of non-agency RMBS, which includes $2.5 million in current par value of retained residual interest, had suffered an other-than-temporary impairment and, accordingly, recorded an impairment charge of $1.2 million for the quarter and year ended December 31, 2008.

During March 2008, news of security liquidations increased the volatility of many financial assets, including those held in our portfolio. The significant liquidation of RMBS by several large financial institutions in early March 2008 caused a significant decline in the fair market value of our RMBS portfolio, including Agency ARM RMBS and CMO Floaters that we pledge as collateral for borrowings under our repurchase agreements. As a result of the combination of lower fair values on our Agency securities and rising haircut requirements to finance those securities, we elected to improve our liquidity position by selling approximately $592.8 million of Agency RMBS securities, including $516.4 million of Agency ARM RMBS and $76.4 million of CMO Floaters from our portfolio in March 2008. The sales resulted in a realized loss of approximately $15.0 million.

As a result of the timing of these sales occurring prior to the release of our December 31, 2007 results, the Company determined that the unrealized losses on our entire RMBS securities portfolio were considered to be other than temporarily impaired as of December 31, 2007 and incurred an $8.5 million impairment charge for the quarter ended December 31, 2007.

As of December 31, 2008 and the date of this filing, we have the intent, and believe we have the ability, to hold  remaining non impaired  portfolio of securities which are currently in unrealized loss positions until recovery of their amortized cost, which may be until maturity.  In making the determination management considered the severity and duration of the loss, as well as management’s intent an ability to hold the security until the recoverability or maturity. Given the uncertain state of the financial markets, should conditions change that would require us to sell securities at a loss, we may no longer be able to assert that we have the ability to hold our remaining securities until recovery, and we would then be required to record impairment charges related to these securities. Substantially all of the Company's investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 5).

The Company had pledged approximately $456.5 million and $337.4 million in securities at December 31, 2008 and 2007, respectively, as collateral for repurchase agreements (see note 5).  The Company had unencumbered securities totaling approximately $20.9 million and $13.1 million at December 31, 2008 and 2007, respectively.

All securities held in Investment Securities Available for Sale, including Agency, investment and non-investment grade securities, are based on unadjusted price quotes for similar securities in active markets and are categorized as Level 2 per SFAS No.157 (see note 11).

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2008 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency Hybrid Arm Securities	$—	—	$66,910	3.69%	$191,286	4.02%	$258,196	3.93%
Agency REMIC CMO Floaters	197,675	8.54%	—	—	—	—	197,675	8.54%
Private Label Floaters	20,946	14.25%	—	—	—	—	20,946	14.25%
NYMT Retained Securities (1)	530	8.56%	—	—	69	16.99%	599	15.32%
Total/Weighted Average	$219,151	9.21%	$66,910	3.69%	$191,355	4.19%	$477,416	6.51%

(1) The NYMT retained securities includes $0.1 million of residual interests related to the NYMT 2006-1 transaction.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2007 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency REMIC CMO Floaters	$318,689	5.55%	$—	—	$—	—	$318,689	5.55%
Private Label Floaters	28,401	5.50%	—	—	—	—	28,401	5.50%
NYMT Retained Securities (1)	2,165	6.28%	—	—	1,229	12.99%	3,394	10.03%
Total/Weighted Average	$349,255	5.55%	$—	—	$1,229	12.99%	$350,484	5.61%

(1) The NYMT retained securities includes $1.2 million of residual interests related to the NYMT 2006-1 transaction.

The following table presents the Company's investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008. There were no unrealized positions for Agency REMIC CMO Floaters and the NYMT retained residual interests at December 31, 2008 as the Company incurred approximately $5.3 million impairment charge.   There were no unrealized positions twelve months or more or as of December 31, 2007 as the Company incurred approximately $8.5 million impairment charge for unrealized loss positions (dollar amounts in thousands):

December 31, 2008	Less than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency Hybrid Arm Securities	$9,406	$98	$9,406	$98
Non-Agency floaters	18,119	4,101	18,119	4,101
NYMT retained security	530	78	530	78
Total	$28,055	$4,277	$28,055	$4,277

3.          Mortgage Loans Held in Securitization Trusts (net)

Mortgage loans held in securitization trusts consist of the following at December 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	December 31, 2008	December 31, 2007
Mortgage loans principal amount	$347,546	$429,629
Deferred origination costs – net	2,197	2,733
Allowance for loan losses	(1,406)	(1,647)
Total mortgage loans held in securitization trusts (net)	$348,337	$430,715

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the year ended December 31, 2008 and 2007 (dollar amounts in thousands).

	December 31,
	2008	2007
Balance at beginning of period	$1,647	$—
Provisions for loan losses	1,433	1,655
Charge-offs	(1,674)	(8)
Balance of the end of period	$1,406	$1,647

All of the Company’s mortgage loans held in securitization trusts are pledged as collateral for the CDOs (see note 6). The Company’s net investment in the mortgage loans held in securitization trusts, or the difference between the carrying amount of the loans and the amount of CDOs outstanding was $12.7 million and $13.7 million, against which the Company had a $1.4 million and $1.6 million allowance for loan losses as December 31, 2008 and 2007, respectively.

The following sets forth delinquent loans, including real estate owned through foreclosure (REO) in our portfolio as of December 31, 2008 and December 31, 2007 (dollar amounts in thousands):

December 31, 2008

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,363	0.39%
61-90	1	$263	0.08%
90+	13	$5,734	1.65%
REO	4	$1,927	0.55%

December 31, 2007

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	—	$—	—%
61-90	2	$1,859	0.43%
90+	12	$6,910	1.61%
REO	4	$4,145	0.96%

4.          Derivative Instruments and Hedging Activities

The Company enters into derivative transactions to manage its interest rate risk exposure. These derivatives include interest rate swaps and caps, which had the effect to modify the interest rate repricing characteristics to mitigate the effects of interest rate changes on net investment spread.

During the twelve months ended December 31, 2008, the Company paid a total of $8.3 million to terminate a total of $517.7 million of notional interest rate swaps resulting in a realized loss of $4.8 million and recorded as realized loss on securities and  related hedges.

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	December 31, 2008	December 31, 2007
Derivative assets:
Interest rate caps	$22	$416
Total derivative assets	$22	$416

Derivative liabilities:
Interest rate swaps	$4,194	$3,517
Total derivative liabilities	$4,194	$3,517

The Company had $4.2 million of restricted cash related to margin posted for interest rate swaps as of December 31, 2008.

The notional amounts of the Company’s interest rate swaps and interest rate caps as of December 31, 2008 were $137.3 million, and $434.4 million, respectively.

The notional amounts of the Company’s interest rate swaps and interest rate caps as of December 31, 2007 were $220.0 million, and $749.6 million, respectively.

5.          Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its mortgage-backed securities portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the RMBS which they finance. At December 31, 2008, the Company had repurchase agreements with an outstanding balance of $402.3 million and a weighted average interest rate of 2.62%. As of December 31, 2007, the Company had repurchase agreements with an outstanding balance of $315.7 million and a weighted average interest rate of 5.02%. At December 31, 2008 and December 31, 2007, securities pledged as collateral for repurchase agreements had estimated fair values and carrying values of $456.5 million and $337.4 million, respectively. All outstanding borrowings under our repurchase agreements mature within 32 days. As of December 31, 2008, the average days to maturity for all repurchase agreements are 17 days.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2008 and December 31, 2007 (dollars amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	December 31, 2008	December 31, 2007
AVM	$54,911	$—
Barclays Securities	—	101,297
Credit Suisse First Boston LLC	97,781	97,388
Enterprise Bank of Florida	19,409	—
Goldman, Sachs & Co.	—	66,432
HSBC	42,120	50,597
MF Global	30,272	—
RBS Greenwich Capital	157,836	—
Total Financing Arrangements, Portfolio Investments	$402,329	$315,714

As of December 31, 2008, our Agency ARM RMBS are financed with $233.3 million of repurchase agreement funding with an advance rate of 94% that implies a haircut of 6%, our Agency CMO floaters are financed with $154.6 million of repurchase agreement financing with an advance rate of 87% that implies a haircut of 13%, and the non-Agency CMO floater was financed with $14.4 million of repurchase agreement funding with an advance rate of 80% that implies a 20% haircut.

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

As of December 31, 2008, the Company had $9.4 million in cash and $20.9 million in unencumbered securities including $16.3 million in Agency RMBS to meet additional haircut or market valuation requirements.

6.	Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2008 and December 31, 2007, the Company had CDOs outstanding of $335.6 million and $417.0 million, respectively. As of December 31, 2008 and December 31, 2007, the current weighted average interest rate on these CDOs was 0.85% and 5.25%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $347.5 million and $429.6 million at December 31, 2008 and December 31, 2007, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2008 and December 31, 2007, had a net investment in the securitizations trusts of $12.7 million and $13.7 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $204.3 million as of December 31, 2008 and an aggregate notional amount of $286.9 million as of December 31, 2007, which are recorded as an asset of the Company. The interest rate caps are carried at fair value and totaled $18,575 as of December 31, 2008 and $0.1 million as of December 31, 2007, respectively. The interest rate caps reduce interest rate exposure on these transactions.

7.	Subordinated Debentures (net)

Subordinated debentures consist of the following as of December 31, 2008 and December 31, 2007 (dollars amounts in thousands):
	December 31,
	2008	2007
Subordinated debentures	$45,000	$45,000
Less: unamortized bond issuance costs	(382)	(655)
Subordinated debentures (net)	$44,618	$44,345

On September 1, 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to three-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. In accordance with the guidelines of SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust II has been classified as subordinated debentures (net) in the liability section of the Company’s consolidated balance sheet.

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (5.22% at December 31, 2008 and 8.58% at December 31, 2007). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. HC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction in accordance with SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities”. In accordance with the guidelines of  SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the issued preferred stock of NYM Preferred Trust I has been classified as subordinated debentures (net) in the liability section of the Company’s consolidated balance sheet.

As of March 1, 2009, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

8.	Discontinued Operations

In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage lending platform on March 31, 2007, during the fourth quarter of 2006, we classified our mortgage lending business as a discontinued operations in accordance with the provisions of SFAS No. 144. As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operations and the related assets and liabilities as assets and liabilities related to a discontinued operations for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac Bank,F.S.B. (“Indymac”), the acquirer of our retail mortgage origination assets, will become part of the ongoing operations of NYMT and accordingly, we have not included these items as part of the discontinued operations in accordance with the provisions of SFAS No. 144.

The components of Assets related to the discontinued operations as of December 31, 2008 and 2007 are as follows (dollar amounts in thousands):
	December 31,
	2008	2007
Accounts and accrued interest receivable	$26	$51
Mortgage loans held for sale (net)	5,377	8,077
Prepaid and other assets	451	737
Property and equipment (net)	—	11
Total assets	$5,854	$8,876

The components of Liabilities related to the discontinued operations as of December 31, 2008 and 2007 are as follows (dollar amounts in thousands):
	December 31,
	2008	2007
Due to loan purchasers	$708	$894
Accounts payable and accrued expenses	2,858	4,939
Total liabilities	$3,566	$5,833

Mortgage Loans Held for Sale (net) - Mortgage loans held for sale are recorded at lower of cost or market and consist of the following as of December 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	December 31,
	2008	2007
Mortgage loans principal amount	$6,547	$9,636
Deferred origination costs – net	(34)	(43)
Lower of cost or market adjustments	(1,136)	(1,516)
Total mortgage loans held for sale (net)	$5,377	$8,077

Lower of Cost or Market Adjustments - The following table presents the activity in the Company's account for lower of cost or market adjustments for the years ended December 31, 2008 and 2007 (dollar amounts in thousands).

	December 31,
	2008	2007
Balance at beginning of year	$1,516	$4,042
Lower cost or market adjustments	(380)	(2,526)
Balance of the end of year	$1,136	$1,516

The combined results of operations related to the discontinued operations are as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Revenues:
Net interest income	$419	$1,070	$3,524
Gain on sale of mortgage loans	46	2,561	17,987
Losses from lower of cost or market of loans	(433)	(8,874)	(8,228)
Brokered loan fees	—	2,318	10,937
Gain on retail lending segment	—	4,368	—
Other income (expense)	1,463	(67)	(294)
Total net revenues	1,495	1,376	23,926
Expenses:
Salaries, commissions and benefits	63	7,209	21,711
Brokered loan expenses	—	1,731	8,277
Occupancy and equipment	(559)	1,819	5,077
General and administrative	334	6,743	14,552
Total expenses	(162)	17,502	49,617
Income (loss) before income tax benefit	1,657	(16,126)	(25,691)
Income tax (provision) benefit	—	(18,352)	8,494
Income (loss) from discontinued operations – net of tax	$1,657	$(34,478)	$(17,197)

9.	Commitments and Contingencies

Loans Sold to Investors  - The Company is obligated to repurchase loans based on violations of representation and warranties related to loans originated and sold by our discontinued mortgage origination business. The Company did not repurchase any loans during the year ended December 31, 2008.  The Company repurchased from investors $6.7 million of loans from investors for the year ended December 31, 2007.

As of December 31, 2008 we had a total of $1.8 million of unresolved repurchase requests, against which the Company has a reserve of approximately $0.4 million included in other liabilities of the discontinued operations.

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

On December 30, 2007 we entered into an agreement in principle with the Plaintiffs to settle this suit.  On June 2, 2008 the court granted a preliminary approval of settlement and authorized to plaintiffs and held a fairness hearing on September 18, 2008.  At the hearing, the court certified the class and approved the settlement, subject to a final motion to approve Plaintiffs’ counsel’s application for fees.  As part of the preliminary settlement, the Company funded the settlement in the amount of $1.35 million into an escrow account for the Plaintiffs.  The amount was previously reserved and expensed in the year ended December 31, 2007.  The Plaintiffs’ counsel fee was determined by the court and final approval for distributions was made on November 7, 2008.  The Plaintiffs’ counsel fee and Plaintiffs’ award distribution were made from the escrow account by the escrow agent during December 2008.

Leases - The Company leases its corporate offices and certain office space related to our discontinued mortgage lending operation not assumed by IndyMac and equipment under short-term lease agreements expiring at various dates through 2010. All such leases are accounted for as operating leases. Total rental (income) expense for property and equipment amounted to ($0.6) million, $1.5 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Pursuant to an Assignment and Assumption of Sublease and an Escrow Agreement (“the Agreements”), with Lehman Brothers Holding, Inc. (“Lehman”) (collectively, the “Agreement”), the Company assigned and Lehman assumed the sublease for the Company’s corporate headquarters at 1301 Avenue of the Americas.  Pursuant to the Agreements, Lehman funded an escrow account, containing $3.0 million for the benefit of HC as consideration for the assignment of the lease to Lehman.  The escrow amount was reduced by $0.2 million for each month the Company or IndyMac remained in the leased space between February 1, 2008 and July 31, 2008, for a total escrow reduction of $1.2 million, which amount was subsequently reimbursed to HC by IndyMac.  The remaining $1.8 million in escrow was released to the Company by Lehman on August 18, 2008.  IndyMac occupied the leased space at 1301 Avenue of the Americas until July 31, 2008 pursuant to contractual provisions related to the sale of the mortgage origination business.  Pursuant to the provisions of the sale transaction with IndyMac, IndyMac paid rent equal to the Company’s cost, including any penalties and foregone bonuses resulting from the delay in vacating the leased premises.

As of December 31, 2008 obligations under non-cancelable operating leases that have an initial term of more than one year are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2009	$219
2010	189
2011	194
2012	198
2013	67
Thereafter	—
$867

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

At December 31, 2008 and December 31, 2007, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as follows:

	December 31,
	2008	2007
New York	30.7%	31.2%
Massachusetts	17.2%	17.4%
Florida	7.8%	8.3%
California	7.2%	7.2%
New Jersey	6.0%	5.7%

11.	Fair Value of Financial Instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy established by SFAS No.157 are defined as follows:

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

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2008 on the consolidated balance sheet by SFAS No.157 valuation hierarchy, as previously described (dollar amounts in thousands):

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$477,416	$—	$477,416
Mortgage loans held for sale (net)	—	—	5,377	5,377
Derivative assets (interest rate caps)	—	22	—	22
Total	$—	$477,438	$5,377	$482,815
Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	—	4,194	—	4,194
Total	$—	$4,194	$—	$4,194

The following table details changes in valuations for the Level 3 assets for the three months and year ended December 31, 2008 (dollar amounts in thousands):
Mortgage Loans Held for Sale (Net)	Three Months Ended December 31, 2008	Year Ended December 31, 2008

Beginning balance	$5,391	$8,077
Principal paydown	(14)	(2,746)
LOCOM adjustment	—	46
Ending balance	$5,377	$5,377

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

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments in the following table:

	At December 31,
	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$9,387	$9,387	$5,508	$5,508
Restricted cash	7,959	7,959	7,515	7,515
Mortgage loans held in securitization trusts (net)	348,337	343,028	430,715	420,925

Financial liabilities:
Financing arrangements, portfolio investments	402,329	402,329	315,714	315,714
Collateralized debt obligations	335,646	199,503	417,027	417,027
Subordinated debentures (net)	44,618	10,049	44,345	44,345
Convertible preferred debentures (net)	19,702	16,363	—	—

a. Cash and Cash Equivalents and Restricted Cash: Estimated fair value approximates the carrying value of such assets.

b. Mortgage Loans Held in Securitization Trusts - Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation secondary market prices were given minimal weighting when arriving at loan valuation at December 31, 2008.

c. Financing arrangements, portfolio investments - The fair value of these financing arrangements approximates cost as they are short term in nature and mature within 30 days.

d. Collateralized debt obligations - The fair value of these collateralized debt obligations is based on discounted cashflows as well as market pricing on comparable collateralized debt obligations.

e. Subordinated Debentures (net) - The fair value of these subordinated debentures is based on discounted cashflows using management’s estimate for market yields.

d. Convertible preferred debentures (net) - The fair value of these subordinated debentures is based on discounted cashflows using management’s estimate for market yields.

12.	Income taxes

A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the years ended December 31, 2008, 2007 and 2006, are as follows (dollar amounts in thousands).

	December 31,
	2008		2007		2006
(Benefit) provision at statutory rate	$(8,438)	(35.0)%	$(9,830)	(35.0)%	$(8.234)	(35.0)%
Non-taxable REIT income (loss)	7,598	31.5%	3,008	10.7%	(1,891)	(8.0)%
Transfer pricing of loans sold to nontaxable parent	—	—	—	—	11	0.0%
State and local tax benefit	(221)	(0.9)%	(1,797)	(6.4)%	(2,663)	(11.3)%
Valuation allowance	572	2.4%	26,962	96.0%	4,269	18.1%
Miscellaneous	489	2.0%	9	0.0%	14	0.1%
Total provision (benefit)	$—	—%	$18,352	65.3%	$(8,494)	(36.1)%

The income tax provision for the year ended December 31, 2008 (included in discontinued operations - see note 8) is comprised of the following components (dollar amounts in thousands):

Deferred
Regular tax provision
Federal	$—
State	—
Total tax provision	$—

The income tax provision for the year ended December 31, 2007 (included in discontinued operations - see note 8) is comprised of the following components (dollar amounts in thousands).

Deferred
Regular tax provision
Federal	$14,522
State	3,830
Total tax provision	$18,352

The income tax benefit for the year ended December 31, 2006 (included in discontinued operations - see note 8) is comprised of the following components (dollar amounts in thousands).

Deferred
Regular tax benefit
Federal	$(6,721)
State	(1,773)
Total tax benefit	$(8,494)

The gross deferred tax asset at December 31, 2008 is $30.1 million; the Company continued to reserve 100% of deferred tax asset as the facts continue to support the Company's inability to utilize the deferred tax asset.

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2008 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$27,655
Mark to market adjustment	313
Sec. 267 disallowance	268
Charitable contribution carryforward	1
GAAP reserves	769
Rent expense	1,074
Gross deferred tax asset	30,080
Valuation allowance	(30,080)
Net deferred tax asset	$—

At December 31, 2008, the Company had approximately $64.0 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. Management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.

During the quarter ended December 31, 2007 management determined that the Company would likely not be able to utilize the deferred tax asset and accordingly recorded a 100% valuation allowance. The Company continues to record a 100% allowance against the deferred tax benefit as factors resulting in the 100% reserve have not changed materially.

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

During the quarter ended December 31, 2007 management determined that the Company would likely not be able to utilize the deferred tax asset and accordingly recorded a 100% valuation allowance. The allowance was expensed in continuing operations because the potential deferred tax benefit remains with the Company.

13.	Segment Reporting

Until March 31, 2007, the Company operated two strategies, managing a mortgage portfolio, and operating a mortgage lending business. Upon the sale of substantially all of the mortgage lending operating assets to Indymac as of March 31, 2007, the Company exited the mortgage lending business and accordingly no longer reports segment information as it only has one operating segment.

14.	Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,320,094 shares issued and outstanding as of December 31, 2008 and 1,817,927 shares issued and outstanding as of December 31, 2007. The Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ( “Series A Preferred Stock”) authorized. As of December 31, 2008 and December 31, 2007, the Company had issued and outstanding 1,000,000 and 0 shares, respectively, of Series A Preferred Stock. Of the common stock authorized, 103,111 shares (plus forfeited shares of 32,832 previously granted) were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan. As of December 31, 2008, 103,111shares remain reserved for issuance under the 2005 Plan.

On February 21, 2008, the Company completed the issuance and sale of 7.5 million shares of its common stock in a private placement at a price of $8.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of $56.5 million after payment of private placement fees and expenses.  In connection with this private offering of our common stock, we entered into a Common Stock registration rights agreement, pursuant to which we were required to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 7.5 million shares sold in this private offering. The Company filed a resale shelf registration statement on Form S-3 on April 4, 2008 which became effective on April 18, 2008.

On April 21, 2008, the Company declared a $0.12 per share cash dividend on its common stock. The dividend was payable on May 15, 2008 to common stockholders of record as of April 30, 2008.  On June 26, 2008, the Company declared a $0.16 per share cash dividend on its common stock. The dividend was payable on July 25, 2008 to common stockholders of record as of July 10, 2008. On September 29, 2008, the Company declared a $0.16 per share cash dividend on its common stock. The dividend was payable on October 27, 2008 to common stockholders of record as of October 10, 2008. On December 23, 2008, the Company declared a $0.10 per share cash dividend on its common stock.  The dividend was payable on January 26, 2009 to common stockholders of record as of January 5, 2009.

We paid a $0.50 per share cash dividend in each of the first three quarters on the Series A Convertible Preferred Stock. On December 23, 2008 the Company declared a $0.50 per share cash dividend, or an aggregate of $0.5 million, payable on January 30, 2009 to holders of record of our Series A Convertible Preferred Stock as of December 31, 2008. These amounts are included in interest expense as the Series A Convertible Preferred Stock is classified as a liability on the balance sheet (see note 15).

During 2008, taxable dividends for our common stock were $0.44 per share.  For tax reporting purposes, the 2008 taxable dividend was classified as $0.26 ordinary income and $0.18 as a return of capital.

During 2007, taxable dividends for our common stock were $0.50 per share.  For tax reporting purposes, the 2007 taxable dividend was classified as a return of capital.

The Board of Directors declared a one-for-two reverse stock split of the Company’s common stock, effective on May 27, 2008, decreasing the number of shares outstanding to approximately 9.3 million.

The Board of Directors declared a one-for-five reverse stock split of the Company's common stock, effective on October 9, 2007, decreasing the number of common shares outstanding at the time to approximately 3.6 million.

All per share and share amounts provided in the quarterly report have been restated to give effect to both reverse stock splits.

The Company calculates basic net loss per share by dividing net loss for the period by weighted-average shares of common stock outstanding for that period. Diluted net loss per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

The following table presents the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amounts):

	For the Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss – Basic	$(24,107)	$(55,268)	$(15,031)
Net (loss) income from continuing operations	(25,764)	(20,790)	2,166
Net income (loss) from discontinued operations (net of tax)	1,657	(34,478)	(17,197)
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,149	—	—
Net loss – Dilutive	(24,107)	(55,268)	(15,031)
Net loss from continuing operations	(25,764)	(20,790)	2,166
Net income (loss) from discontinued operations (net of tax)	$1,657	$(34,478)	$(17,197)
Denominator:
Weighted average basis shares outstanding	8,272	1,814	1,804
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,384	—	—
Weighted average dilutive shares outstanding	8,272	1,814	1,804
EPS:
Basic EPS	$(2.91)	$(30.47)	$(8.33)
Basic EPS from continuing operations	(3.11)	(11.46)	1.20
Basic EPS from discontinued operations (net of tax)	0.20	(19.01)	(9.53)
Dilutive EPS	$(2.91)	$(30.47)	$(8.33)
Dilutive EPS from continuing operations	(3.11)	(11.46)	1.20
Basic EPS from discontinued operations (net of tax)	0.20	(19.01)	(9.53)

(1) – $2.1 million and the 2.4 million in shares are excluded from dilutive calculation as it is anti-dilutive.

15.	Convertible Preferred Debentures (net)

In January 2008, the Company issued 1.0 million shares of our Series A Convertible Preferred Stock, with an aggregate redemption value of $20.0 million and current dividend payment rate of 10% per year. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference. Pursuant to SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet, and accordingly, the corresponding dividend is recorded as an interest expense.

We issued these shares of Series A Convertible Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Convertible Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Series A Convertible Preferred Stock is convertible into shares of the Company's common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Convertible Preferred Stock.

16.	Stock Incentive Plans

2005 Stock Incentive Plan

At the Annual Meeting of Stockholders held on May 31, 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan replaced the 2004 Plan, which was terminated on the same date. The 2005 Plan provides that up to 103,111 shares of the Company’s common stock may be issued thereunder. The 2005 Plan provides that the number of shares available for issuance under the 2005 Plan may be increased by the number of shares covered by 2004 Plan awards that were forfeited or terminated after March 10, 2005. On October 12, 2006, the Company filed a registration statement on Form S-8 registering the issuance or resale of 103,111 shares under the 2005 Plan.

Options

Each of the 2005 and 2004 Plans provide for the exercise price of options to be determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) but not to be less than the fair market value on the date the option is granted. Options expire ten years after the grant date. As of December 31, 2008 and December 31, 2007 there were no options outstanding, respectively.

The Company accounts for the fair value of its grants in accordance with SFAS No. 123R. The Company incurred no compensation cost for the year ended December 31, 2008 and 2007. No cash was received for the exercise of stock options during the year ended December 31, 2008, 2007 and 2006.

A summary of the status of the Company’s options as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2007	46,900	$95.20
Granted	—	—
Canceled	(46,900)	95.20
Exercised	—	—
Outstanding at end of year, December 31, 2007	—	$—
Options exercisable at year-end	—	$—

The fair value of each option previously grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:

Risk free interest rate	4.5%
Expected volatility	10%
Expected life	10 years
Expected dividend yield	10.48%

Restricted Stock

The Company had awarded 68,433 shares of restricted stock under the 2005 Plan, of which 50,190 shares have fully vested and 18,233 were cancelled or forfeited. There were no restricted stock awards during the year ended December 31, 2008.  As of December 31, 2008 and December 31, 2007 there were no outstanding restricted stock awards under the 2005 Plan. During the year ended December 31, 2007 the Company recognized non-cash compensation expense of $0.6 million relating to the vested portion of restricted stock grants. Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient’s termination of employment.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2007	21,350	$63.60
Granted	—	—
Forfeited	(15,589)	55.78
Vested	(5,761)	86.30
Non-vested shares as of December 31, 2007	—	$—
Weighted-average fair value of restricted stock granted during the period	$—	$—

Performance Based Stock Awards

In November 2004, the Company acquired 15 full-service and 26 satellite retail mortgage banking offices located in the Northeast and Mid-Atlantic states from General Residential Lending, Inc. (“GRL”). Pursuant to that transaction, the Company committed to award 47,762 shares of the Company’s stock to certain employees of those branches. Of these committed shares, 41,251 were performance based stock awards granted upon attainment of predetermined production levels and 6,511 were restricted stock awards. As of December 31, 2007, the awards ranged in vesting periods from 3 to 6 months with a share price set at the December 2, 2004 grant date market value of $49.15 per share. During the year ended December 31, 2007, the Company recognized non-cash compensation expense reversal, inclusive of forfeitures of $0.1 million relating to these performance based stock awards. There were no outstanding performance based stock awards as of December 31, 2008 and December 31, 2007.

A summary of the status of the Company’s non-vested performance based stock awards as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested shares at beginning of year, January 1, 2007	2,555	$98.30
Granted	—	—
Forfeited	(2,555)	98.30
Vested	—	—
Non-vested shares as of December 31, 2007	—	$—

17.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Revenues:
Interest income	$13,253	$10,755	$10,324	$9,791
Interest expense	11,979	8,256	8,142	7,883
Net interest income	1,274	2,499	2,182	1,908
Other Expense:
Provision for loan losses	(1,433)	(22)	(7)	—
Realized losses on securities and related hedges	(19,848)	(83)	4	(50)
Impairment loss on investment securities	—	—	—	(5,278)
Total other expense	(21,281)	(105)	(3)	(5,328)
Expenses:
Salaries and benefits	313	417	258	881
General and administrative expenses	1,118	1,543	1,177	1,203
Total expenses	1,431	1,960	1,435	2,084
(Loss) income from continuing operations	(21,438)	434	744	(5,504)
Income from discontinued operations - net of tax	180	829	285	363
Net (loss) income	$(21,258)	$1,263	$1,029	$(5,141)
Per share basic and diluted (loss) income	$(4.19)	$0.14	$0.11	$(0.55)
Dividends declared per common share	$0.12	$0.16	$0.16	$0.10

	Three Months Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Revenues:
Interest income	$13,713	$12,898	$12,376	$11,577
Interest expense	13,966	12,786	12,107	11,228
Net interest income	(253)	112	269	349
Other expense
Provision for loan losses	—	(940)	(99)	(644)
Loss on sale of securities and related hedges	—	(3,821)	(1,013)	(3,516)
Impairment loss on investment securities	—	—	—	(8,480)
Total other expense	—	(4,761)	(1,112)	(12,640)
Expenses:
Salaries and benefits	345	151	178	191
General and administrative expenses	302	378	668	541
Total expenses	647	529	846	732
Loss from continuing operations	(900)	(5,178)	(1,689)	(13,023)
Loss from discontinued operations - net of tax	(3,841)	(9,018)	(19,027)	(2,592)
Net loss	$(4,741)	$(14,196)	$(20,716)	$(15,615)
Per share basic and diluted loss	$(2.62)	$(7.84)	$(11.40)	$(8.59)
Dividends declared per common share	$0.50	$—	$—	$—

18. Related Party Transactions

Concurrent and in connection with the issuance of our Series A Preferred Stock on January 18, 2008, we entered into an advisory agreement with Harvest Capital Strategies (“HCS”), which is an affiliate of JMP Group, Inc. Pursuant to Schedule 13D's filed with the SEC as of December 31, 2008, HCS and JMP Group, Inc. beneficially owned approximately 16.8% and 12.2% of our common stock. Under the agreement, HCS advises the Managed Subsidiaries. As previously disclosed, we have an approximately $64.0 million net operating loss carry-forward that remains with us after the sale of our mortgage lending business. As an advisor to the Managed Subsidiaries, we expect that HCS will, at some point in the future, focus on the acquisition of alternative mortgage related investments on behalf of the Managed Subsidiaries. Some of those investments may allow us to utilize all or a portion of the net operating loss carry-forward to the extent available by law. The commencement of any activity by HCS must be approved by the Board of Directors and any subsequent investment on behalf of Managed Subsidiaries must adhere to investment guidelines adopted by our Board of Directors. HCS will earn a base advisory fee of 1.5% of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries and is also eligible to earn incentive compensation if the Managed Subsidiaries achieve certain performance thresholds. As of December 31, 2008, HCS was not managing any assets in the Managed Subsidiaries, but was earning a base advisory fee on the net proceeds to our Company from our private offerings in each of January 2008 and February 2008. For the three and twelve months ended December 31, 2008, HCS earned $0.2 million and $0.7 million respectively, in advisory fees.

In addition, pursuant to the stock purchase agreement providing for the sale of the Series A Convertible Preferred Stock to JMP Group, Inc. and certain of its affiliates, James J. Fowler and Steven M. Abreu were appointed to our Board of Directors, with Mr. Fowler being appointed the non-executive chairman of our Board of Directors. In addition, concurrent with the completion of the issuance and sale of the Series A Convertible Preferred Stock and pursuant to the stock purchase agreement, four of our then-existing directors resigned from the Board.

James J. Fowler, the Non-Executive Chairman of our Board of Directors and also the non-compensated Chief Investment Officer of Hypotheca Capital, LLC and New York Mortgage Funding, LLC, is a managing director of HCS. HCS is a wholly-owned subsidiary of JMP Group, Inc.

On February 21, 2008, we completed the issuance of 7.5 million shares of our common stock in a private placement to certain accredited investors, resulting in $56.5 million in net proceeds to the Company. JMP Securities LLC, an affiliate of HCS and JMP Group, Inc., served as the sole placement agent for the transaction and was paid a $3.0 million placement fee from the gross proceeds.

EXHIBIT INDEX

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.3, 10.13 and 10.14.

Exhibit	Description
3.1
Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008.)

3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008.)

3.2(a)
Bylaws of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.2(b)	Amendment No. 1 to Bylaws of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.2(b) to Registrant's Annual Report on Form 10-K filed on March 16, 2006).

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

10.2
Purchase Agreement among The New York Mortgage Company, LLC, New York Mortgage Trust, Inc., NYM Preferred Trust II and Taberna Preferred Funding II, Ltd., dated September 1, 2005. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

10.3
New York Mortgage Trust, Inc. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-127400) as filed with the Securities and Exchange Commission on September 9, 2005).

10.4
Assignment and Assumption of Sublease, by and between Lehman Brothers Holdings Inc. and The New York Mortgage Company, LLC, dated as of November 14, 2006 (Incorporated by reference to Exhibit 10.63 to the Registrant's Annual Report on Form 10-K filed on April 2, 2007).

10.5
First Amendment to Assignment and Assumption of Sublease, dated as of January 5, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc. (Incorporated by reference to Exhibit 10.64 to the Registrant's Annual Report on Form 10-K filed on April 2, 2007).

10.6
Second Amendment to Assignment and Assumption of Sublease, dated as of February 8, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc. (Incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K filed on April 2, 2007).

10.7
Third Amendment to Assignment and Assumption of Sublease, dated as of March 31, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc. (Incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2007).

10.8
Fourth Amendment to Assignment and Assumption of Sublease, dated as of August 30, 2007, by and between The New York Mortgage Company, LLC and Lehman Brothers Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007).

10.9
Stock Purchase Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule I thereto, dated as of November 30, 2007 (Incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.10
Amendment No. 5 to Stock Purchase Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule I to the Stock Purchase Agreement, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.11
Registration Rights Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule I to the Stock Purchase Agreement, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.12
Advisory Agreement, by and among New York Mortgage Trust, Inc., Hypotheca Capital, LLC, New York Mortgage Funding, LLC and JMP Asset Management LLC, dated as of January 18, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2008).

10.13
Separation Agreement and General Release, by and between New York Mortgage Trust, Inc. and David A. Akre, dated as of February 3, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.14
Amended and Restated Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma, dated as of February 11, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2009).

10.15
Form of Purchase Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule A thereto, dated as of February 14, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.16
Form of Registration Rights Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule A thereto, dated as of February 14, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

12.1	Computation of Ratios *

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).*

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

* Filed herewith.