Form 10-Q
period 2009-03-31
NEW YORK MORTGAGE TRUST INC
filed 2009-05-11
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to ____________

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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
Yes ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on May 6, 2009 was 9,320,094

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$44,990	$9,387
Restricted cash	4,249	7,959
Investment securities - available for sale, at fair value (including pledged securities of $305,004 and $456,506, respectively)	313,630	477,416
Receivable for securities sold	18,203	—
Accounts and accrued interest receivable	2,800	3,095
Mortgage loans held in securitization trusts (net)	335,980	348,337
Derivative assets	9	22
Prepaid and other assets	1,502	1,230
Assets related to discontinued operation	4,784	5,854
Total Assets	$726,147	$853,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$276,182	$402,329
Collateralized debt obligations	323,645	335,646
Derivative liabilities	4,007	4,194
Payable for securities purchased	8,998	—
Accounts payable and accrued expenses	4,001	3,997
Subordinated debentures (net)	44,687	44,618
Convertible preferred debentures (net)	19,739	19,702
Liabilities related to discontinued operation	3,371	3,566
Total liabilities	684,630	814,052
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 authorized, 9,320,094 and 9,320,094, shares issued and outstanding, respectively	93	93
Additional paid-in capital	149,112	150,790
Accumulated other comprehensive loss	(6,628)	(8,521)
Accumulated deficit	(101,060)	(103,114)
Total stockholders’ equity	41,517	39,248
Total Liabilities and Stockholders’ Equity	$726,147	$853,300

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2009	2008
REVENUE:
Interest income-investment securities and loans held in securitization trusts	$8,585	$13,253
Interest expense-investment securities and loans held in securitization trusts	3,130	10,514
Net interest income from investment securities and loans held in securitization trusts	5,455	2,739
Interest expense – subordinated debentures	(824)	(959)
Interest expense – convertible preferred debentures	(537)	(506)
Net interest income	4,094	1,274
OTHER EXPENSE:
Provision for loan losses	(629)	(1,433)
Impairment loss on investment securities	(119)	—
Realized gain (loss) on securities and related hedges	123	(19,848)
Total other expense	(625)	(21,281)
EXPENSE:
Salaries and benefits	541	313
Professional fees	341	352
Management fees	182	109
Insurance	92	180
Other	414	477
Total expenses	1,570	1,431
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,899	(21,438)
Income from discontinued operation - net of tax	155	180
NET INCOME (LOSS)	$2,054	$(21,258)
Basic income (loss) per common share	$0.22	$(4.19)
Diluted income (loss) per common share	$0.22	$(4.19)
Dividends declared per share common share	$0.18	$—
Weighted average shares outstanding-basic	9,320	5,070
Weighted average shares outstanding-diluted	11,820	5,070

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2009

(dollar amounts in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, January 1, 2009	$93	$150,790	$(103,114)	$(8,521)		$39,248
Net income	—	—	2,054	—	$2,054	2,054
Dividends declared	—	(1,678)	—	—	—	(1,678)
Increase in net unrealized gain on investment available for sale securities	—	—	—	1,478	1,478	1,478
Increase in derivative instruments utilized for cash flow hedge	—	—	—	415	415	415
Comprehensive income	—	—	—	—	$3,947
Balance, March 31, 2009	$93	$149,112	$(101,060)	$(6,628)		$41,517

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$2,054	$(21,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	353	332
(Accretion) Amortization of (discount) premium on investment securities and mortgage loans held in securitization trusts	(98)	224
(Gain)loss on securities and related hedges	(123)	19,848
Impairment loss on investment securities	119	—
Provision for loan losses	629	1,109
Lower of cost or market adjustments	103	86
Changes in operating assets and liabilities:
Accounts and accrued interest receivable	303	724
Prepaid and other assets	(281)	540
Due to loan purchasers	(19)	500
Accounts payable and accrued expenses	(1,687)	(3,039)
Payments received on loans held for sale	961	1,782
Net cash provided by operating activities:	2,314	848

Cash Flows from Investing Activities:
Decrease in restricted cash	3,710	6,146
Purchases of investment securities	(7,728)	(801,746)
Proceeds from sale of investment securities	144,502	587,704
Principal repayments received on mortgage loans held in securitization trusts	11,492	30,754
Principal paydown on investment securities - available for sale	19,510	25,602
Net cash provided (used in) by investing activities	171,486	(151,540)

Cash Flows from Financing Activities:
Proceeds from common stock issued (net)	—	56,628
Proceeds from convertible preferred debentures (net)	—	19,590
Payments made for termination of swaps	—	(8,333)
(Decrease) increase in financing arrangements	(126,147)	115,934
Collateralized debt obligation paydowns	(12,050)	(30,623)
Net cash (used in) provided by financing activities	(138,197)	153,196
Net Increase in Cash and Cash Equivalents	35,603	2,504
Cash and Cash Equivalents - Beginning of Period	9,387	5,508
Cash and Cash Equivalents - End of Period	$44,990	$8,012

Supplemental Disclosure
Cash paid for interest	$4,033	$11,689
Non Cash Investing Activities
Purchase of investment securities	$8,998	$—
Proceeds from sale of investment securities	$18,203	$—
Non Cash Financing Activities
Dividends declared to be paid in subsequent period	$1,678	$—

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of investing in residential adjustable rate mortgage-backed securities issued by a United States government-sponsored enterprise (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Quarterly Report on Form 10-Q as “RMBS” and RMBS issued by a GSE as “Agency RMBS”. We also invest, although to a lesser extent, in certain alternative real estate related and financial assets that present greater credit risk and less interest rate risk than our current RMBS investments and prime ARM loans.  We refer to our investment in these alternative assets as our “alternative investment strategy.” We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, a taxable REIT subsidiary ("TRS") and a qualified REIT subsidiary ("QRS").  The Company conducts certain of its operations related to its alternative investment strategy through its wholly-owned TRS, Hypotheca Capital, LLC (“HC”), in order to utilize some or all of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business.  Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC.   The Company's wholly-owned QRS, New York Mortgage Funding, LLC (“NYMF”), currently holds certain mortgage-related assets under our principal investment strategy for regulatory compliance purposes.  The Company also may conduct certain of its operations related to its alternative investment strategy through NYMF.  The Company consolidates all of its subsidiaries under generally accepted accounting principals in the United States of America (“GAAP”).

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

Basis of Presentation - The condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries.  All significant intercompany amounts have been eliminated.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

New Accounting Pronouncements - In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.  EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest, be recorded as an increase to additional paid-in capital.  The Company currently accounts for this tax benefit as a reduction to income tax expense.  EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2008, and the Company adopted the provisions of EITF Issue No. 06-11 during the first quarter of 2009.  The adoption of EITF Issue No. 06-11 did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the Financial Accoounting Statements Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and issued SFAS No. 141(R) Business Combinations.  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be generally expensed rather than included as part of the basis of the acquisition.  SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS No. 141(R) is effective for all transactions the Company closes, on or after January 1, 2009.  The Company adopted SFAS No. 141(R) as of January 1, 2009 and it has not had a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.  SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for the Company on January 1, 2009 and most of its provisions will apply prospectively.  The Company adopted SFAS No. 160 as of January 1, 2009 and it has not had a material impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  SFAS No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.  The Company adopted FSP as of January 1, 2009 and it had no impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements the Company issues for fiscal years beginning after November 15, 2008, with early application encouraged.  Because SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not affect the Company’s financial condition, results of operations or cash flows. The Company adopted SFAS No. 161 in the first quarter of 2009 and expanded the footnote disclosure included in the condensed consolidated financial statements (see note 4).

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the initial proceeds from the sale of our convertible preferred debentures to be allocated between a liability component and an equity component.  The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense.  The FSP is effective for our fiscal year beginning on January 1, 2009 and requires retroactive application. The Company adopted FSP as of January 1, 2009 and it had no impact on the Company’s condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  SFAS FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP SFAS No. 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased as well as on identifying circumstances that indicate that a transaction is not orderly. FSP No. 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). FSP No. 157-4 further amends SFAS 157 to require the disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  FSP No. 157-4 is effective for the Company’s interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company is currently evaluating the impact the adoption of FSP No. 157-4 will have on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance on the recognition, presentation and disclosure of losses in earnings for the impairment of investments in debt securities when changes in fair value of those securities are not regularly recognized in earnings (other-than-temporary impairment for debt securities).  This FSP also requires additional disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses. Under this FSP, an other than temporary impairment is taken if the Company intends or is forced to sell the related debt security before its anticipated recovery with any impairment charge recognized in the statements of income. Realized credit losses are also recognized in the statement of operations. The FSP is effective for the Company’s interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company is currently evaluating the impact the adoption of FSP SFAS No. 115-2 and FSP SFAS No. 124-2 will have on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require 1) disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and 2) disclosures in summarized financial information at interim periods. This FSP does not affect the ongoing requirement to report non-fair-value amounts on the face of the financial statements. This FSP further requires that an entity disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and a description of changes in the method(s) and significant assumptions, if any, during the period. The FSP is effective for the Company’s interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company is currently evaluating the impact the adoption of FSP SFAS No. 107-1 and APB No. 28-1 will have on the Company’s financial statements.

2.	Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of March 31, 2009 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency Hybrid ARM Securities	$248,467	3,007	—	$251,474
Agency REMIC CMO Floaters	33,135	142	—	33,277
Private Label CMO Floaters	23,836	—	(4,499)	19,337
Collateralized Loan Obligations	8,998	—	—	8,998
NYMT Retained Securities	677	—	(133)	544
Total	$315,113	3,149	(4,632)	$313,630

Investment securities available for sale consist of the following as of December 31, 2008 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency Hybrid Arm Securities	$256,978	$1,316	$(98)	$258,196
Agency REMIC CMO Floaters	197,675	—	—	197,675
Private Label Floaters	25,047	—	(4,101)	20,946
NYMT Retained Securities	677	—	(78)	599
Total	$480,377	$1,316	$(4,277)	$477,416

The Company commenced its alternative investment strategy by purchasing $46.0 million face amount of CRATOS CLO I collateralized loan obligations (“CLO”) on March 31, 2009 at a purchase price of approximately $9.0. This transaction closed on April 7, 2009. This marks the Company’s first investment under its alternative investment strategy.

During March 2009, the Company determined that the Agency CMO floaters in its portfolio were no longer producing acceptable returns and initiated a program for the purpose of disposing of these securities. As of March 31, 2009, the Company had sold approximately $159.5 million in current par value of Agency CMO floaters for a net gain of approximately $0.1 million.  The remaining securities totaling $34.3 million in current par value were sold during April 2009 and resulted in an additional net gain of $22,760.  As a result of this sale program, the Company incurred an additional impairment of $0.1 million in the quarter ended March 31, 2009 as the Company no longer had the intent to hold the Agency CMO floaters.  This loss will be offset by a gain of $0.1 million realized in the second quarter of 2009 as a result of the sale.

Moreover, because the sale of these Agency CMO floaters occurred prior to filing of our Annual Report on Form 10-K for the year ended December 31, 2008, the Company determined that the unrealized losses related to our Agency CMO floaters were considered to be other than temporarily impaired as of December 31, 2008 and incurred a $4.1 million impairment charge for the quarter ended December 31, 2008.  In addition, we also determined that $6.1 million in current par value of non-agency RMBS, which includes $2.5 million in current par value of retained residual interest, had suffered an other-than-temporary impairment and, accordingly, recorded an impairment charge of $1.2 million for the quarter and year ended December 31, 2008.

All RMBS securities held in investment securities available for sale, including Agency RMBS and investment and non-investment grade securities, are based on unadjusted price quotes for similar securities in active markets and are categorized as Level 2 per SFAS No. 157 (see note 10).

The following tables set forth the stated reset periods and weighted average yields of our investment securities at March 31, 2009 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency Hybrid ARM Securities	$—	—	$62,844	3.59%	$188,630	4.02%	$251,474	3.92%
Agency REMIC CMO Floaters	33,277	6.39%	—	—	—	—	33,277	6.39%
Private Label CMO Floaters	19,337	14.23%	—	—	—	—	19,337	14.23%
Collateralized Loan Obligations	8,998	25.28%	—	—	—	—	8,998	25.28%
NYMT Retained Securities (1)	475	15.00%	69	19.10%	—	—	544	15.52%
Total/Weighted average	$62,087	11.64%	$62,913	3.61%	$188,630	4.02%	$313,630	5.45%

(1)	The NYMT retained securities includes $0.1 million of residual interests related to the NYMT 2006-1 transaction.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2008 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Agency Hybrid ARM Securities	$—	—	$66,910	3.69%	$191,286	4.02%	$258,196	3.93%
Agency REMIC CMO Floaters	197,675	8.54%	—	—	—	—	197,675	8.54%
Private Label CMO Floaters	20,946	14.25%	—	—	—	—	20,946	14.25%
NYMT Retained Securities (1)	530	8.56%	—	—	69	16.99%	599	15.32%
Total/Weighted average	$219,151	9.21%	$66,910	3.69%	$191,355	4.19%	$477,416	6.51%

(1)	The NYMT retained securities includes $0.1 million of residual interests related to the NYMT 2006-1 transaction.

The following table presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009.  (dollar amounts in thousands):

	Greater than 12 months and less than 18 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency floaters	19,337	4,499	19,337	4,499
NYMT Retained Securities	475	133	475	133
Total	$19,812	$4,632	$19,812	$4,632

The following table presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency Hybrid ARM securities	9,406	98	9,406	98
Non-Agency floaters	18,119	4,101	18,119	4,101
NYMT retained security	530	78	530	78
Total	$28,055	$4,277	$28,055	$4,277

As of March 31, 2009 and the date of this filing, we have the intent and ability to hold our portfolio of securities which are currently in unrealized loss positions until recovery of their amortized cost, which may be until maturity.  In assessing the Company’s ability to hold its impaired RMBS, it considers the significance of each investment and the amount of impairment, as well as the Company’s current and anticipated leverage capacity and liquidity position.  In addition, the Company anticipates collecting all principal repayments owed on its non agency RMBS.  Given the uncertain state of the financial markets, should conditions change that would require us to sell securities at a loss, we may no longer be able to assert that we have the ability to hold our remaining securities until recovery, and we would then be required to record impairment charges related to these securities.  Substantially all of the Company’s RMBS investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 5).

3.	Mortgage Loans Held in Securitization Trusts (net)

Mortgage loans held in securitization trusts (net) consist of the following as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	March 31, 2009	December 31, 2008
Mortgage loans principal amount	$335,538	$347,546
Deferred origination costs – net	2,122	2,197
Reserve for loan losses	(1,680)	(1,406)
Total	$335,980	$348,337

Reserve for Loan losses - The following table presents the activity in the Company’s reserve for loan losses on mortgage loans held in securitization trusts for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands).

	March 31,
	2009	2008
Balance at beginning of period	$1,406	$1,647
Provisions for loan losses	629	1,433
Charge-offs	(355)	—
Balance of the end of period	$1,680	$3,080

All of the Company’s mortgage loans held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDO”) issued by the Company (see note 6).  As of March 31, 2009, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and the amount of CDO’s outstanding, was $12.4 million.

The following tables set forth delinquent loans in our securitization trusts as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

March 31, 2009
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	7	$4,686	1.40%
61-90	4	1,262	0.38%
90+	12	4,672	1.39%
Real estate owned through foreclosure	3	816	0.24%

December 31, 2008
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,363	0.39%
61-90	1	263	0.08%
90+	13	5,734	1.65%
Real estate owned through foreclosure	4	1,927	0.55%

4.	Derivative Instruments and Hedging Activities

The Company enters into derivatives instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps and caps entered into to reduce interest expense costs related to our repurchase agreements, collateralized debt obligations and our subordinated debentures.  These derivative instruments are comprised of interest rate swaps and interest rate caps for the periods presented and are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).  The Company’s interest rate swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its short term repurchase agreements.  There were no costs incurred at the inception of our interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.  The Company’s interest rate swap notional amounts are based on an amortizing schedule fixed at the start date of the transaction.  The Company’s interest rate cap transactions are designated as cashflow hedges against the bench mark interest rate risk associated with the collateralized debt obligations and the subordinated debentures.  The interest rate cap transactions were initiated with an upfront premium that is being amortized over the life of the contract.

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the hedging instrument and the hedged liability.  The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective,” in accordance with FAS 133.

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.  The Company’s derivative instruments are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s derivative instruments are designated as “cash flow hedges,” changes in their fair value are recorded in other comprehensive (loss) income provided that the hedges are effective.  A change in fair value for any ineffective amount of the Company’s derivative instruments would be recognized in earnings.  The Company has not recognized any change in the value of its existing derivative instruments through earnings as a result of ineffectiveness of the hedge.

The following table presents the fair value of derivative instruments and their location in the Company’s condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively (amounts in thousands):

Derivative Designated as Hedging Instruments Under SFAS 133	Balance Sheet Location	March 31, 2009	December 31, 2008
Interest Rate Caps	Derivative Assets	$9	$22
Interest Rate Swaps	Derivative Liabilities	$4,007	$4,194

The following table presents the impact of the Company’s derivative instruments, on the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2009 and 2008 (amounts in thousands):

Derivative Designated as Hedging Instruments Under SFAS 133	March 31, 2009	March 31, 2008
Accumulated other comprehensive loss for derivative instruments:
Balance at beginning of the period	$(5,560)	$(1,951)
Unrealized gain (losses) on interest rate caps	229	(54)
Unrealized gain (losses) on interest rate swaps	187	(1,169)
Reclassification adjustment for net losses included in net income for hedges	—	—
Balance at the end of the period	$(5,144)	$(3,174)

The Company estimates that over the next 12 months, approximately $1.6 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three months ended March 31, 2009 and 2008 (amounts in thousands):

Derivative Designated as Hedging Instruments Under SFAS 133	March 31, 2009	March 31, 2008
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$160	$189
Interest expense-subordinated debentures	81	(1)
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	853	(16)

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, which collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company was unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company was in compliance with all margin requirements under its Swap agreements as of March 31, 2009 and December 31, 2008.  The Company had $4.0 million and $4.2 million of restricted cash related to margin posted for Swaps as of March 31, 2009 and December 31, 2008, respectively.

The use of interest rate swaps exposes the Company to counterparty credit risks in the event of a default by a Swap counterparty. If a counterparty defaults under the applicable Swap agreement the Company may be unable to collect payments to which it is entitled under its Swap agreements, and may have difficulty collecting the assets it pledged as collateral against such Swaps.  The Company currently has in place with all outstanding swap counterparties bi-lateral margin agreements thereby requiring a party to post collateral to the Company for any valuation deficit.  This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default.

The following table presents information about the Company’s interest rate swaps as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31, 2009		December 31, 2008
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$2,700	2.99%	$2,960	3.00%
Over 30 days to 3 months	5,070	2.99	5,220	3.00
Over 3 months to 6 months	7,410	2.99	7,770	2.99
Over 6 months to 12 months	12,210	2.99	13,850	2.99
Over 12 months to 24 months	69,060	3.01	48,640	2.99
Over 24 months to 36 months	13,370	3.02	34,070	3.03
Over 36 months to 48 months	19,270	3.07	7,560	3.01
Over 48 monhts	—	—	17,200	3.08
Total	$129,090	3.00%	$137,270	3.00%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s collateralized debt obligations and the subordinated debentures. The interest rate caps associated with the collateralized debt obligations are amortizing contractual notional schedules determined at origination and had $457.6 million and $434.4 million outstanding as of March 31, 2009 and December 31, 2008, respectively.  These interest rate caps are utilized to cap the interest rate on the collateralized debt obligations at a fixed-rate when one month LIBOR exceeds a predetermined rate.  In addition, the Company has an interest rate cap contract on $25.0 million of subordinated debentures that effectively caps three month LIBOR at 3.75% until March 31, 2010.

5.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its RMBS portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At March 31, 2009, the Company had repurchase agreements with an outstanding balance of $276.2 million and a weighted average interest rate of 0.99%.  As of December 31, 2008, the Company had repurchase agreements with an outstanding balance of $402.3 million and a weighted average interest rate of 2.62%.  At March 31, 2009 and December 31, 2008, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $305.0 million and $456.5 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of March 31, 2009, the average days to maturity for all repurchase agreements are 17 days.  The Company had outstanding repurchase agreements with seven different financial institutions as of March 31, 2009 as compared to six as of December 31, 2008.

As of March 31, 2009, our Agency ARM RMBS are financed with $227.4 million of repurchase agreement funding with an advance rate of 93% that implies a haircut of 7%, our Agency CMO floaters are financed with $41.7 million of repurchase agreement financing with an advance rate of 89% that implies a haircut of 11%, and the non-Agency CMO floater was financed with $7.1 million of repurchase agreements funding with an advance rate of 80% that implies a 20% haircut.

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

As of March 31, 2009, the Company had $45.0 million in cash and $16.4 million in unencumbered securities, including $11.8 million in Agency RMBS, to meet additional haircut or market valuation requirements.

6.	Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company.  As of March 31, 2009 and December 31, 2008, the Company had CDOs outstanding of $323.6 million and $335.6 million, respectively.  As of March 31, 2009 and December 31, 2008, the current weighted average interest rate on these CDOs was 0.90% and 0.85%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $335.5 million and $347.5 million at March 31, 2009 and December 31, 2008, respectively.  The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of March 31, 2009 and December 31, 2008, had a net investment in the securitizations trusts after loan loss reserves of $12.4 million and $12.7 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $457.6 million as of March 31, 2009 and an aggregate notional amount of $456.9 million as of December 31, 2008, which are recorded as an asset of the Company.  The interest rate caps are carried at fair value and totaled $8,358 as of March 31, 2009 and $18,575 as of December 31, 2008, respectively.  The interest rate cap reduces interest rate risk exposure on these transactions.

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

Balance Sheet Data

The components of assets related to the discontinued operation as of March 31, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

	March 31, 2009	December 31, 2008
Accounts and accrued interest receivable	$18	$26
Mortgage loans held for sale(net)	4,313	5,377
Prepaid and other assets	453	451
Total assets	$4,784	$5,854

The components of liabilities related to the discontinued operation as of March 31, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

	March 31, 2009	December 31, 2008
Due to loan purchasers	$527	$708
Accounts payable and accrued expenses	2,844	2,858
Total liabilities	$3,371	$3,566

Statements of Operations Data

The statements of operations of the discontinued operation for the three months ended March 31, 2009 and 2008 are as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Revenues	$290	$171
Expenses	135	(9)
Income from discontinued operation – net of tax	$155	$180

8.	Commitments and Contingencies

Loans Sold to Investors - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company did not repurchase any loans during the three months ended March 31, 2009.

The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merits.  As of March 31, 2009, we had a total of $1.7 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.4 million.  The reserve is based on one or more of the following factors, including historical settlement rates, property value securing the loan in question and specific settlement discussion with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2009, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases - The Company leases its corporate offices and certain office space related to our discontinued mortgage lending operation and equipment under short-term lease agreements expiring at various dates through 2013.  All such leases are accounted for as operating leases.  Total rental expense for property and equipment amounted to $49,170 for the three months ended March 31, 2009.

Letters of Credit – The Company maintains a letter of credit in the amount of $178,200 in lieu of a cash security deposit for its current corporate headquarters, located at 52 Vanderbilt Avenue in New York City, for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary.  This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

9.	Concentrations of Credit Risk

At March 31, 2009 and December 31, 2008, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as follows:

	March 31, 2009	December 31, 2008
New York	31.0%	30.7%
Massachusetts	17.5%	17.2%
Florida	7.8%	7.8%
California	7.5%	7.2%
New Jersey	6.1%	6.0%

10.	Fair Value of Financial Instruments

The Company adopted SFAS No. 157 effective January 1, 2008, and accordingly, all assets and liabilities measured at fair value utilize valuation methodologies in accordance with the statement.  The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy established by SFAS No. 157 are defined as follows:

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

a. Investment Securities Available for Sale (RMBS) - Fair value for the RMBS in our portfolio is generally based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or Interest Rate Swap Cure as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of March 31, 2009, was based on the purchase price for the CLO notes on March 31, 2009.  In the future, the fair value of these assets will be determined by management by using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. If a reliable market for these assets develops in the future, management will consider quoted prices provided by dealers who make markets in similar financial instruments in determining the fair value of the CLO notes.The CLO notes are classified as Level 3 fair values.

c. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents, by SFAS No. 157 valuation hierarchy, the Company’s financial instruments carried at fair value as of March 31, 2009 and December 31, 2008 on the condensed consolidated balance sheet (dollar amounts in thousands):

	Asset Measured at Fair Value on a Recurring Basis at March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$304,632	$8,998	$313,630
Derivative assets (interest rate caps)	—	9	—	9
Total	$—	$304,641	$8,998	$313,639

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$4,007	$—	$4,007
Total	$—	$4,007	$—	$4,007

	Asset Measured at Fair Value on a Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$477,416	$—	$477,416
Derivative assets (interest rate caps)	—	22	—	22
Total	$—	$477,438	$—	$477,438

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$4,194	$—	$4,194
Total	$—	$4,194	$—	$4,194

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

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2009 and December 31, 2008 on the condensed consolidated balance sheet (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2009				Losses for the Three Months Ended
	Level 1	Level 2	Level 3	Total	March 31, 2009
Mortgage loans held for sale (net)	$—	$—	$4,313	$4,313	$103
Mortgage loans held n securitization trusts (net) – impaired loans	$—	$—	$5,874	$5,874	$629

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2008				Losses for the Three Months Ended
	Level 1	Level 2	Level 3	Total	March 31, 2008
Mortgage loans held for sale (net)	$—	$—	$5,377	$5,377	$398
Mortgage loans held n securitization trusts (net) – impaired loans	$—	$—	$2,958	$2,958	$1,433

Mortgage Loans Held in Securitization Trusts (net) –Impaired Loans – Impaired mortgage loans in the securitization trusts are recorded at amortized cost less of specific loan loss reserves. Impaired loan value is based on net realizable value taking into consideration the aggregated characteristics of the loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

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

Until March 31, 2007, the Company operated two reportable segments, the mortgage portfolio management segment and the mortgage lending segment.  Upon the sale of substantially all the mortgage lending operating assets on March 31, 2007, the Company exited the mortgage lending business and accordingly, no longer reports segment information.

12.	Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,320,094 shares issued and outstanding as of March 31, 2009, and 9,320,094 shares issued and outstanding as of December 31, 2008.  The Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) authorized.  As of March 31, 2009 and December 31, 2008, the Company had issued and outstanding 1,000,000 and 1,000,000 shares, respectively, of Series A Preferred Stock.  Of the common stock authorized, 103,111 shares were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan.  As of March 31, 2009, 103,111 shares remain reserved for issuance under the 2005 Plan.

On February 21, 2008, the Company completed the issuance and sale of 7.5 million shares of its common stock in a private placement at a price of $8.00 per share.  This private offering of the Company’s common stock generated net proceeds to the Company of $56.5 million after payment of private placement fees and expenses. The Company filed a resale shelf registration statement on Form S-3 on April 4, 2008, registering for resale the 7.5 million shares issued in February 2008, which became effective on April 18, 2008.

The Board of Directors declared a one-for-two reverse stock split of the Company’s common stock, effective on May 27, 2008, decreasing the number of shares then outstanding to approximately 9.3 million. All per share and share amounts provided in the quarterly report have been restated to give effect the reverse stock splits.

The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through March 31, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2009	March 25, 2009	April 6, 2009	April 27, 2009	$0.18

Fourth Quarter 2008	December 23, 2008	January 7, 2009	January 26, 2009	$0.10
Third Quarter 2008	September 26, 2008	October 10, 2008	October 27, 2008	0.16
Second Quarter 2008	June 30, 2008	July 10, 2008	July 25, 2008	0.16
First Quarter 2008	April 21, 2008	April 30, 2008	May 15,2008	0.12

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2008 through March 31, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2009	March 25, 2009	March 31, 2009	April 30, 2009	$0.50

Fourth Quarter 2008	December 23, 2008	December 31, 2008	January 30,2009	$0.50
Third Quarter 2008	September 26, 2008	September 30, 2008	October 30, 2008	0.50
Second Quarter 2008	June 30, 2008	June 30, 2008	July 30, 2008	0.50
First Quarter 2008	April 21, 2008	March 31, 2008	April 30,2008	0.50

The Company calculates basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average shares of common stock outstanding for that period.  Diluted net income (loss) per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31
	2009	2008
Numerator:
Net income (loss) – Basic	$2,054	$(21,258)
Net income (loss) from continuing operations	1,899	(21,438)
Net income from discontinued operation (net of tax)	155	180
Effect of dilutive instruments:
Convertible preferred debentures (1)	537	506
Net income (loss) – Dilutive	2,591	(21,258)
Net income (loss) from continuing operations	2,436	(21,438)
Net income from discontinued operation (net of tax)	$155	$180
Denominator:
Weighted average basis shares outstanding	9,320	5,070
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,500	2,028
Weighted average dilutive shares outstanding	11,820	5,070
Net Income Per Share:
Basic EPS	$0.22	$(4.23)
Basic income (loss) per common share from continuing operations	0.20	(4.19)
Basic income per common share from discontinued operation (net of tax)	0.02	0.04
Dilutive EPS	$0.22	$(4.23)
Dilutive income (loss) per common share from continuing operations	0.21	(4.19)
Dilutive income per common share from discontinued operation (net of tax)	0.01	0.04

(1) – Amounts are excluded from dilutive calculation if it is anti-dilutive.

13.	Convertible Preferred Debentures (net)

As of March 31, 2009, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million and current dividend payment rate of 10% per year, subject to adjustment.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference.  Pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet, and accordingly, the corresponding dividend as an interest expense.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share.  The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

14.	Related Party Transactions

On January 18, 2008, the Company entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS is responsible for implementing and managing the Company’s investments in alternative real estate-related and financial assets, which is referred to in this report to as the “alternative investment strategy.” The Company entered into the advisory agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of it affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc. Pursuant to Schedule 13D’s filed with the SEC, as of December 31, 2008, HCS and JMP Group Inc. beneficially owned approximately 16.8% and 12.2%, respectively, of the Company’s common stock, and 100%, collectively, of it Series A Preferred Stock.

Pursuant to the advisory agreement, HCS is responsible for managing investments made by HC and NYMF, as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf by HCS. The Company refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.” On March 31, 2009, the Company commenced its alternative investment strategy by purchasing approximately $9.0 million in collateralized loan obligations. The Company’s investment in these assets was completed in connection with the acquisition by JMP Group Inc. of the investment adviser of the collateralized loan obligations. The Company expects that, from time to time in the future, certain of its alternative investments will take the form of a co-investment alongside or in conjunction with JMP Group Inc. or certain of its affiliates. In accordance with investment guidelines adopted by the Company’s Board of Directors, any subsequent alternative investments by the Managed Subsidiaries must be approved by the Board of Directors and must adhere to investment guidelines adopted by the Board of Directors. The advisory agreement provides that HCS will be paid a base advisory fee that is a percentage of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries, which may include the net asset value of assets held by the Managed Subsidiaries as of any fiscal quarter end, and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles. For the year ended December 31, 2008, HCS earned a base advisory fee of approximately $0.7 million on the net proceeds to the Company from its private offerings in each of January 2008 and February 2008. For the three months ended March 31, 2009, HCS earned a base advisory fee of approximately $0.2 million.  As of March 31, 2009, HCS was managing approximately $9.0 million of assets on the Company’s behalf.

15.	Income Taxes

At March 31, 2009, the Company had approximately $65.6 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. Management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.

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

•
our ability to manage, minimize or eliminate liabilities stemming from the discontinued operation including, among other things, litigation, repurchase obligations on the sales of mortgage loans and property leases;

•
actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of stabilizing the financial credit and housing markets, and economy generally, including loan modification programs;

•	changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac; and

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, and the various other factors identified in any other documents filed by us with the SEC.

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

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, that invests primarily in real estate-related assets, including residential adjustable-rate mortgage-backed securities, which includes collateralized mortgage obligation floating rate securities (“RMBS”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans (“prime ARM loans”), and to a lesser extent, in certain alternative real estate-related and financial assets that present greater credit risk and less interest rate risk than our historical investments in RMBS and prime ARM loans.  Beginning in August 2007, our investment strategy focused on investments in RMBS issued or guaranteed by a U.S. government agency, such as the Government National Mortgage Association, (“Ginnie Mae”), or by a U.S. Government-sponsored entity, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). We sometimes refer in this Quarterly Report on Form 10-Q to RMBS issued by a U.S. government agency or U.S. Government-sponsored entity as “Agency RMBS” and our historic investment strategy as our “principal investment strategy.”

In January 2008, we formed a strategic relationship with JMP Group Inc., a full-service investment banking and asset management firm, and certain of its affiliates (collectively, the “JMP Group”), for the purpose of improving our capitalization and diversifying our investment strategy away from a strategy exclusively focused on investments in Agency RMBS, in part to achieve attractive risk-adjusted returns, and to potentially utilize all or part of a net operating loss carry-forward that resulted from our exit from the mortgage lending business in 2007. In connection with this strategic relationship and the investment by JMP Group Inc. and certain of its affiliates in $20 million of our Series A Preferred Stock, we entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS”), formerly known as JMP Asset Management LLC, pursuant to which HCS is responsible for implementing and managing our investments in alternative real estate-related and financial assets.  Pursuant to the advisory agreement, HCS is responsible for managing investments made by two of our wholly-owned subsidiaries, Hypotheca Capital, LLC (“HC,” also formerly known as The New York Mortgage Company, LLC), and New York Mortgage Funding, LLC, as well as any additional subsidiaries acquired or formed in the future to hold investments made on our behalf by HCS. We refer to these subsidiaries in our periodic reports filed with the SEC as the “Managed Subsidiaries.”  Due to market conditions and other factors in 2008, we elected to forgo making investments in alternative real estate-related and financial assets and instead, exclusively focused our resources and efforts on preserving capital and investing in Agency RMBS.  However, on March 31, 2009, we commenced our alternative investment strategy by opportunistically investing in $9.0 million of collateralized loan obligations. We sometimes refer in this report to our investment in certain alternative real estate-related and financial assets, or equity interests therein, including, without limitation, certain non-Agency RMBS and other non-rated mortgage assets, commercial mortgage-backed securities, commercial real estate loans, collateralized loan obligations and other investments, as our “alternative investment strategy” and such assets as our “alternative assets.”

Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.  Because we intend to continue to qualify as a REIT for federal income tax purposes and to operate our business so as to be exempt from regulation under the Investment Company Act of 1940, we will be required to invest a substantial majority of our assets in qualifying real estate assets, such as agency RMBS, mortgage loans and other liens on and interests in real estate.

Recent Events

Commencement of Alternative Investment Strategy

On March 31, 2009, we commenced our alternative investment strategy by purchasing $9 million of discounted notes issued by Cratos CLO I, Ltd. (the “CLO”), a collateralized loan obligation.  The purchase of these assets closed on April 7, 2009.  As of March 31, 2009, the CLO’s portfolio was comprised of approximately $466 million, par amount of senior secured corporate loans, extended to more than 74 different borrowers and is diversified by industry, geography and borrower classification.  Our investment in the CLO was completed in connection with the acquisition of the CLO’s investment adviser by JMP Group Inc., and is the type of transaction contemplated by the advisory agreement and our alternative investment strategy.

Our investment in the CLO was conducted through HC.  HC maintains an approximately $65.6 million net operating loss carry-forward.  We expect to utilize a portion of this net operating loss carry forward to offset taxable income generated by these alternative assets. Pursuant to the advisory agreement, our investment in these assets will be managed by HCS.

Restructuring of Principal Investment Portfolio

As of December 31, 2008, our principal investment portfolio included approximately $197.7 million of collateralized mortgage obligation floating rate securities issued by Fannie Mae or Freddie Mac, which we refer to as Agency CMO floaters.  Following a review of our principal investment portfolio, we determined in March 2009 that the Agency CMO floaters held in our portfolio were no longer producing acceptable returns, and as a result, we decided to initiate a program to dispose of these securities on an opportunistic basis overtime.  As of March 31, 2009, we had sold approximately $159.5 million in current par value of Agency CMO floaters under this program resulting in a net gain of approximately $0.1 million.  As of the date of this report, we had sold all of our Agency CMO floaters, or approximately $228.0 million in current par value of Agency CMO floaters, under this program resulting in a net gain of approximately $0.1 million.

Known Material Trends and Commentary

General.  The well publicized disruptions in the credit markets that began in 2007 escalated throughout 2008 and spread to the financial markets and the greater economy.  The financial and credit markets continued to experience difficulties during most of the 2009 first quarter, but have shown signs of improvement more recently.  However, the U.S. economy exhibited signs of a continued recession during the 2009 first quarter, with gross domestic product declining for the third consecutive quarter.

As discussed under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Current Market Conditions and Known Material Trends” in our Annual Report on Form 10-K for the year ended December 31, 2008, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking numerous actions to address the financial and credit crisis and the global recession, such as the U.S. government’s passage of a $787 billion economic stimulus plan and the Troubled Asset Relief Program, the Homeowner Affordability and Stability Plan (“HASP”), and the Federal Reserve Bank’s (“Federal Reserve”) commitment to purchase up to $1.25 trillion of Agency RMBS.  We refer you to the caption in our Form 10-K noted in the immediately preceding sentence for more information regarding these initiatives. The outcome of these events remain highly uncertain and we cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Mortgage asset values. The Federal Reserve’s announcement on January 9, 2009 that it had begun to buy Agency RMBS, combined with Federal Reserve’s announcement in March 2009 of an increase of up to $750 billion in its commitment to purchase Agency RMBS has resulted in a substantial increase in the sale prices of Agency RMBS.  We believe that the stronger backing for the guarantors of Agency RMBS, resulting from the conservatorship of Fannie Mae and Freddie Mac, along with the U.S. Treasury’s commitment to purchase senior preferred stock in these companies and the Federal Reserve’s Agency RMBS purchase program has positively impacted the value of our Agency RMBS.  However, we expect this positive impact to be partially offset in future months due expected increases in prepayment rates resulting from greater refinancing activity.

Financing markets and liquidity - Financing and liquidity markets showed signs of improvement in the 2009 first quarter.  As of March 31, 2009, we had outstanding repurchase borrowings from seven counterparties, as compared to six counterparties at December 31, 2008 and five counterparties at September 30, 2008.

Financing costs and interest rates - As of March 31, 2009, 30-day LIBOR was 0.50 % while the Fed Funds effective rate was 0.16%, as compared to 30-day LIBOR of 0.44% and a Fed Funds effective rate of 0.14% at December 31, 2008.  Because of continued uncertainty in the credit markets and U.S. economic conditions, we expect that interest rates are likely to remain at these historically low levels until such time as the economic data begin to confirm an improvement in the overall economy.

Prepayment rates.    As a result of various government initiatives, rates on conforming mortgages have declined, nearing historical lows.  Hybrid and adjustable-rate mortgage originations have declined substantially, as rates on these types of mortgages are comparable with rates available on 30-year fixed-rate mortgages.  Moreover, the recent creation of the HASP is aimed to further assist homeowners in refinancing and to reduce potential foreclosures.  Although we expect that the constant prepayment rate, or CPR, will trend upward during 2009 based on current market interest rates, future CPRs will be affected by the success of HASP and the timing and purpose of any future legislation, if any, and the resulting impact on borrowers’ ability to refinance, mortgage interest rates in the market and home values.

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

The Company completed a one for two reverse stock split of its common stock in May 2008.  All share amounts and earnings per share disclosures have been restated to reflect this reverse stock split.

Significance of Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 and “Note 1 – Significant Accounting Policies” to the consolidated financial statements included therein.  There have been no significant changes to those policies during 2009.

Summary of Operations

Net Interest Spread. For the three months ended March 31, 2009, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS and mortgage loans held in securitization trusts, which was partially offset by losses on delinquent loans held in securitization trusts and certain other expenses.  The net interest spread on our investment portfolio was 252 basis points for the quarter ended March 31, 2009, as compared to 131 basis points for the quarter ended December 31, 2008, and 85 basis points for the quarter ended March 31, 2008.

Financing. During the quarter ended March 31, 2009, we continued to employ a balanced and diverse funding mix to finance our investment portfolio and assets.  At March 31, 2009, our RMBS portfolio was funded with approximately $276.2 million of repurchase agreement borrowing, or approximately 40.3% of our total liabilities, at a weighted average interest rate of 0.99%.  The Company’s average haircut on its repurchase borrowings was approximately 7.7% at March 31, 2009. As of March 31, 2009, the loans held in securitization trusts were permanently financed with approximately $323.6 million of CDOs, or approximately 47.3% of our total liabilities at an average interest rate of 0.90%.  The Company has a net equity investment of $12.4 million in the securitization trusts.

At March 31, 2009 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of stockholders’ equity and our convertible preferred debentures, was 5 to 1.  Given the continued uncertainty in the credit markets, we believe that maintaining a leverage ratio in the range of 6 to 8 times is appropriate at this time.

Prepayment Experience. The cumulative prepayment rate (“CPR”) on our overall mortgage portfolio averaged approximately 12% during the three months ended March 31, 2009, as compared to 13% for the three months ended March 31, 2008.  CPRs on our purchased portfolio of investment securities averaged approximately 12% for the period ended March 31, 2009, as compared to 7% for the period ended March 31, 2008.  The CPRs on our mortgage loans held in our securitization trusts averaged approximately 12% during the three months ended March 31, 2009, as compared to 24% for the period ended March 31, 2008.  When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets.  Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity.  We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

Financial Condition

As of March 31, 2009, we had approximately $726.1 million of total assets, as compared to approximately $853.3 million of total assets as of December 31, 2008.  The decrease in total assets resulted primarily from the sale of substantially all of the CMO Agency floaters totaling approximately $159.5 million, as discussed above.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - The following tables set forth the credit characteristics of our securities portfolio as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

Credit Characteristics of Our Investment Securities

March 31, 2009	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency REMIC CMO floaters	FNMA/ FHLMC	$34,279	$33,277	11%	1.43%	6.39%
Agency Hybrid Arms	FNMA	243,456	251,474	80%	5.15%	3.92%
Private Label CMO Floaters	AAA-BBB	23,803	18,219	6%	1.34%	14.15%
Private Label CMO Floaters	Below BBB	1,863	1,118	0%	1.27%	15.50%
NYMT Retained Securities	AAA-BBB	609	475	0%	4.84%	15.00%
NYMT Retained Securities	Below BBB	2,459	69	0%	5.64%	19.10%
Collateralized Loan Obligations	A-BBB	25,700	5,758	2%	3.12%	20.03%
Collateralized Loan Obligations	Below BBB	20,250	3,240	1%	6.25%	34.61%
Total/Weighted average		$352,419	$313,630	100%	4.43%	5.45%

December 31, 2008	Sponsor or Rating	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency Hybrid ARMs	FNMA	$251,810	$258,196	54%	5.15%	3.93%
Agency REMIC CMO Floaters	FNMA/ FHLMC	203,638	197,675	41%	1.83%	8.54%
Private Label CMO floaters	AAA	23,289	18,118	4%	1.27%	15.85%
Private Label CMO floaters	Aa	3,648	2,828	1%	2.30%	4.08%
NYMT Retained Securities	AAA-BBB	609	530	0%	5.80%	8.56%
NYMT Retained Securities	Below BBB	2,462	69	0%	5.67%	16.99%
Total/Weighted average		$485,456	$477,416	100%	3.55%	6.51%

Mortgage Loans Held in Securitization Trusts (net)- Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements.  These loans were initially classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reaches a size sufficient for us to securitize such loans.  Once the securitization of these loans qualified as a financing for SFAS No. 140 purposes, the loans were then re-classified as “mortgage loans held in securitization trusts.”

New York Mortgage Trust 2006-1, qualified as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights.  As of March 31, 2009 the residual assets totaled $0.1 million and are included in investment securities available for sale.

The following table details mortgage loans held in securitization trusts at March 31, 2009 (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
March 31, 2009	$335,538	5.54%	$335,980	5.57%

At March 31, 2009, mortgage loans held in securitization trusts totaled approximately $336.0 million, or 46.3% of our total assets.  Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 81% of which are ARM loans that are interest only.  On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only/amortization period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset.  No loans in our investment portfolio of mortgage loans are option-ARMs or ARMs with negative amortization.

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as of March 31, 2009 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	772	$335,538	$335,980
Retained interest in securitization (included in investment securities available for sale)	323	170,273	544
Total loans held	1,095	$505,811	$336,524

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$489	$3,500	$48
Coupon Rate	5.60%	7.75%	1.50%
Gross Margin	2.33%	5.00%	1.13%
Lifetime Cap	11.19%	13.38%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	316	324	280
Average Months to Reset	16	49	1
Original Average FICO Score	736	820	593
Original Average LTV	70.0	95.0	10.9

The following table details loan summary information for loans held in securitization trust at March 31, 2009 (dollar amounts in thousands)

Description			Interest Rate %			Final Maturity		Periodic Payment		Original Principal	Current Principal	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Terms(months)	Prior Liens	of Mortgage	of Mortgage	or Interest
Single	<= $100	12	7.75	4.00	5.32	12/01/34	11/01/35	360	NA	$1,595	$843	$-
Family	<=$250	92	7.50	4.75	5.56	09/01/32	12/01/35	360	NA	18,646	16,567	605
	<=$500	140	7.13	4.25	5.54	09/01/32	01/01/36	360	NA	51,908	49,131	2,204
	<=$1,000	61	6.38	1.75	5.38	07/01/33	12/01/35	360	NA	45,245	43,323	2,659
	>$1,000	33	6.75	1.63	5.55	01/01/35	01/01/36	360	NA	57,617	55,656	1,999
	Summary	338	7.75	1.63	5.51	09/01/32	01/01/36	360	NA	$175,011	$165,520	$7,467
2-4	<= $100	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$80	$76	$-
FAMILY	<=$250	6	6.75	4.38	5.75	12/01/34	07/01/35	360	NA	1,115	1,008	-
	<=$500	20	7.25	2.25	5.54	09/01/34	01/01/36	360	NA	7,456	7,246	513
	<=$1,000	4	6.88	5.38	5.91	12/01/34	08/01/35	360	NA	3,068	3,045	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	31	7.25	2.25	5.67	09/01/34	01/01/36	360	NA	$11,719	$11,375	$513
Condo	<= $100	16	6.00	4.38	5.44	01/01/35	12/01/35	360	NA	$2,119	$1,125	$-
	<=$250	93	6.50	4.50	5.62	08/01/32	01/01/36	360	NA	18,494	16,834	245
	<=$500	87	6.88	1.63	5.35	09/01/32	12/01/35	360	NA	30,352	29,215	915
	<=$1,000	34	6.13	1.75	5.22	08/01/33	11/01/35	360	NA	25,210	23,530	546
	>$1,000	14	6.13	5.13	5.59	07/01/34	09/01/35	360	NA	21,488	20,953	-
	Summary	244	6.88	1.63	5.45	08/01/32	01/01/36	360	NA	$97,663	$91,657	$1,706
CO-OP	<= $100	3	5.63	4.75	5.29	10/01/34	06/01/35	360	NA	$230	$221	$-
	<=$250	24	6.25	4.00	5.38	10/01/34	12/01/35	360	NA	4,710	4,305	-
	<=$500	40	6.38	1.50	5.38	08/01/34	12/01/35	360	NA	16,469	14,996	-
	<=$1,000	27	5.63	4.75	5.28	11/01/34	12/01/35	360	NA	20,074	18,556	-
	>$1,000	5	6.00	2.38	4.80	11/01/34	12/01/35	360	NA	7,544	7,033	-
	Summary	99	6.38	1.50	5.30	08/01/34	12/01/35	360	NA	$49,027	$45,111	$-
PUD	<= $100	3	5.63	5.25	5.38	07/01/35	08/01/35	360	NA	$938	$229	$-
	<=$250	25	6.50	4.38	5.48	01/01/35	12/01/35	360	NA	5,275	4,653	-
	<=$500	21	7.63	4.38	5.61	08/01/32	12/01/35	360	NA	7,409	7,167	934
	<=$1,000	7	5.88	4.75	5.34	05/01/34	12/01/35	360	NA	4,746	4,631	-
	>$1,000	4	6.13	5.22	5.71	04/01/34	12/01/35	360	NA	5,233	5,195	-
	Summary	60	7.63	4.38	5.52	08/01/32	01/01/36	360	NA	$23,601	$21,875	$934
Summary	<= $100	35	7.75	4.00	5.41	10/01/34	12/01/35	360	NA	$4,962	$2,494	$-
	<=$250	240	7.50	4.00	5.56	08/01/32	01/01/36	360	NA	48,240	43,367	850
	<=$500	308	7.63	1.50	5.54	08/01/32	01/01/36	360	NA	113,594	107,755	4,566
	<=$1,000	133	6.88	1.75	5.33	07/01/33	12/01/35	360	NA	98,343	93,085	3,205
	>$1,000	56	6.75	1.63	5.50	04/01/34	01/01/36	360	NA	91,882	88,837	1,999
Grand Total / Weighted Average		772	7.75	1.50	5.47	08/01/32	01/01/36	360	NA	$357,021	$335,538	$10,620

The following table details activity for loans held in securitization trust for the three months ended March 31, 2009.

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2009	$347,546	$2,197	$(1,406)	$348,337
Additions	—	—	—	—
Principal repayments	(12,008)	—	—	(12,008)
Provision for loan losses	—	—	(629)	(629)
Charge-offs	—	—	355	355
Amortization for premium	—	(75)	—	(75)
Balance, March 31, 2009	$335,538	$2,122	$(1,680)	$335,980

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $45.0 million at March 31, 2009 versus $9.4 million at December 31, 2008.

Restricted Cash - Restricted cash of $4.2 million at March 31, 2009 includes amounts held as collateral for two letters of credit related to the Company’s lease of office space, including its corporate headquarters.  Restricted cash of $7.9 million at December 31, 2008, includes amounts held by counterparties as collateral for hedging instruments and a repurchase agreement and amounts held as collateral for two letters of credit related to the Company’s lease of office space, including its corporate headquarters.

Accounts and accrued interest receivable - Accounts and accrued interest receivable includes accrued interest receivable for the investment securities and mortgage loans held in securitization trusts.

Prepaid and other assets - Prepaid and other assets totaled $1.5 million as of March 31, 2009 and $1.2 million as of December 31, 2008.  Prepaid and other assets consist mainly of $0.5 million of capitalization expenses related to equity and bond issuance cost, $0.4 million of escrow advances related to our securitizations and $0.2 million of capitalized servicing costs related to our securitization accounted for as a sale.

Assets Related to Discontinued Operation:

Mortgage Loans Held for Sale (net) - Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as mortgage loans held for sale.  We had mortgage loans held for sale (net) of $4.3 million at March 31, 2009 as compared to $5.4 million at December 31, 2008.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of March 31, 2009 and December 31 2008, there were approximately $276.2 million and $402.3 million of repurchase borrowings outstanding, respectively.  Our repurchase agreements typically have terms of 30 days or less.  As of March 31, 2009, the current weighted average borrowing rate on these financing facilities was 0.99% as compared to 2.62% as of December 31, 2008.

Collateralized Debt Obligations - As of March 31, 2009 and December 31, 2008, we have CDOs outstanding of approximately $323.6 million and $335.6 million, respectively, with an average interest rate of 0.90% and 0.85%, respectively.

Subordinated Debentures - As of March 31, 2009, we have trust preferred securities outstanding of $44.7 million with an average interest rate of 6.48%.  As of December 31, 2008, we had trust preferred securities outstanding of $44.6 million with an average interest rate of 6.61%. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of our consolidated balance sheet.

Convertible Preferred Debentures - As of March 31, 2009 and December 31, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding with an aggregate redemption value of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share.  The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference.  Pursuant to SFAS No. 150, because of this mandatory redemption feature, we classify these securities as convertible preferred debentures in the liability section of our balance sheet.

Derivative Assets and Liabilities - We generally attempt to hedge only the risk related to changes in the interest rates, usually a London LIBOR or a U.S. Treasury rate.

In order to mitigate these risks, we enter into interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate.  We also enter into interest rate cap agreements whereby, in exchange for a fee, we are reimbursed for interest paid in excess of a contractually specified capped rate.

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements.  We minimize this risk by using multiple counterparties and limiting our counterparties to major financial institutions with good credit ratings.  The Company regularly monitors the potential risk of loss with any one party resulting from this type of credit risk.  In addition, the Company has in place with all outstanding swap counterparties bi-lateral margin agreements thereby requiring a party to post collateral to the Company for any valuation deficit.  This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default. Accordingly, we do not expect any material losses as a result of default by other parties.

We enter into derivative transactions solely for risk management purposes and not for speculation.  The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others.  In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk.  All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us.  Generally, all derivatives entered into are intended to qualify as cashflow hedges in accordance with GAAP, unless specifically precluded under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  To this end, the terms of the hedges are matched closely to the terms of the hedged items to minimize ineffectiveness.  We closely monitor the hedge’s effectiveness and record the related ineffectiveness into earnings.

The following table summarizes the estimated fair value of derivative assets and liabilities as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	March 31, 2009	December 31, 2008
Derivative Assets:
Interest rate caps	$9	$22
Total	$9	$22
Derivative Liabilities:
Interest rate swaps	$4,007	$4,194
Total	$4,007	$4,194

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2009 was $41.5 million and included $6.6 million of net unrealized losses on available for sale securities and cash flow hedges presented as accumulated other comprehensive loss.

Results of Operations

Overview of Performance

For the three months ended March 31, 2009 we reported net income of $2.1 million as compared to a net loss of $21.3 million, for the same period in 2008.

The main components of the change in net income (loss) for the three months ended March 31, 2009 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2009	2008	Difference

Net interest income from investment securities and loans held in securitization trusts	$5,455	$2,739	$2,716
Net interest income	4,094	1,274	2,820
Provision for loan losses	(629)	(1,433)	(804)
Impairment loss on securities	(119)	—	(119)
Realized gain (loss) on securities and related hedges	123	(19,848)	19,971
Total expenses	1,570	1,431	139
Income (loss) from continuing operations	1,899	(21,438)	23,337
Income from discontinued operation - net of tax	155	180	(25)
Net income (loss)	$2,054	$(21,258)	$23,312
Basic income (loss) per common share	$0.22	$4.19	$2.32

The increase in net income of approximately $23.3 million was due primarily to significantly improved operating conditions and a lower interest rate environment during the period ended March 31, 2009.  Lower interest rates during the three months ended March 31, 2009 resulted in an a $2.8 million improvement in net interest margin as compared to the three months ended March 31, 2008.  The large loss recorded in the 2008 first quarter was primarily a result of the March 2008 market disruption and the Company’s response to such disruption.  The company sold an aggregate of $592.8 million of Agency RMBS in its portfolio during March 2008 in an effort to reduce its leverage and improve its liquidity position in response to the market disruption of March 2008, and incurred a loss of $15.0 million.  In addition, the Company terminated a total of $517.7 million of notional interest rate swaps in the quarter ended March 31, 2008, resulting in a realized loss of $4.8 million.

Comparative Net Interest Income

Our results of operations for our mortgage portfolio during a given period typically reflect the net interest spread earned on our investment portfolio of residential mortgage loans and RMBS.  The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.  Loan losses due to defaults and repurchase obligations may also negatively impact our earnings.

The following table sets forth the changes in net interest income, yields earned on mortgage loans and securities and rates on financial arrangements for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands, except as noted):

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$798.7	$8,436	4.22%	$1,019.5	$13,346	5.24%
Amortization of net premium	(1.5)	149	0.09%	(0.3)	(93)	(0.04)%
Interest income/weighted average	$797.20	$8,585	4.31%	$1,019.2	$13,253	5.20%

Interest expense:
Investment securities and loans held in the securitization trusts	$690.7	$3,130	1.79%	$957.2	$10,514	4.35%
Subordinated debentures	45.0	824	7.24%	45.0	$959	8.43%
Convertible preferred debentures	20.0	537	10.62%	20.0	506	10.01%
Interest expense/weighted average	$755.7	$4,491	2.35%	$1,022.2	$11,979	4.64%
Net interest income/weighted average		$4,094	1.96%		$1,274	0.56%

The increase in net interest income for three months ended March 31, 2009, as compared to the same period of 2008 is due to a more favorable interest rate environment and significant portfolio restructuring in 2008. In addition, our loans held in securitization trusts contributed approximately $3.5 million in additional net interest margin in the period ended March 31, 2009 as compared to the same period in 2008.

The following table sets forth, among other things, the net interest spread, since inception, for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trusts, excluding the costs of our subordinated debentures and convertible preferred debentures.

Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Constant Prepayment Rate (CPR)
March 31, 2009	$797.2	4.22%	4.31%	1.79%	2.52%	12.3%
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%
September 30, 2008	$874.5	4.81%	4.72%	3.36%	1.36%	13.8%
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%	14.0%
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%	13.0%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%	19.0%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%	21.0%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%	21.0%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%	19.2%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%	17.2%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%	20.7%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%	19.8%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%	18.7%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%	26.9%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%	29.7%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%	30.5%
March 31, 2005	$1,477.9	4.39%	4.01%	2.86%	1.15%	29.2%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%	23.7%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%	16.0%

Comparative Expenses

	For the Quarter Ended March 31,
Expenses: (dollar amounts in thousands)	2009	2008	% Change
Salaries and benefits	$541	$313	72.8%
Professional fees	341	352	(3.1)%
Management fees	182	109	67.0%
Insurance	92	180	(48.9)%
Other	414	477	13.2%
Total Expenses	$1,570	$1,431	9.7%

The increase in expenses of approximately $0.1 million for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily due to a $0.1 million increase in the bonus accrual and a $0.1 million increase in management fees.

Other Operational Information

The Company currently has four employees.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs.  We recognize the need to have funds available for our operating businesses and meet these potential cash requirements.  Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends.  In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity.  We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.  The Company substantially completed the sale program of the CMO Agency floater’s previously discussed in the 2008 Form 10-K generating approximately $45 million in additional liquidity.  At March 31, 2009, we had cash balances of $45.0 million, $16.4 million in unencumbered securities and borrowings of 276.2 million under outstanding repurchase agreements.  At March 31, 2009, we also had longer-term capital resources, including CDOs outstanding of $323.6 million, subordinated debt of $44.7 million and $19.7 million of convertible debentures.  Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.  However, should further volatility and deterioration in the broader credit, residential mortgage and RMBS markets occur in the future, we cannot assure you that our existing sources of liquidity will be sufficient to meet our liquidity requirements during the next 12 months.

To finance our RMBS investment portfolio, we generally seek to borrow between six and eight times the amount of our equity.  At March 31, 2009, our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and the convertible preferred debentures, was 5:1.  This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreements calculate our leverage.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with seven different financial institutions as of March 31, 2009.  These agreements are secured by our mortgage-backed securities and bear interest rates that have historically moved in close relationship to LIBOR.  Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.  Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time.  If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice.  Moreover, in the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof.  If we are unable to secure financing from a new counterparty and had to surrender the collateral, we could to incur a significant loss.

We enter into interest rate swap agreements to extend as a mechanism to reduce the interest rate risk of the securities portfolio.  At March 31, 2009, we had $129.1 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.  The weighted average maturity of the swaps was 3.4 years at March 31, 2009.

Our inability to sell approximately $4.3 million, net of loan loss reserve, of mortgage loans we own could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.  While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; more recently we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans.  The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit.  As of March 31, 2009, the amount of repurchase requests outstanding was approximately $1.7 million, against which we had a reserve of approximately $0.4 million.  We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all.  If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected.  In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

We paid a fourth quarter 2008 cash dividend of $0.10 in January 2009 and on March 25, 2009, we declared a first quarter cash dividend of $0.18 per common share to common stockholders of record April 6, 2009, which was paid on April 27, 2009.

On January 31, 2009 we paid the 2008 fourth quarter $0.50 per share cash dividend, or $0.5 million in the aggregate, on shares of the Series A Preferred Stock to holders of record on December 31, 2008.  On April 30, 2009, we paid a $0.50 per share cash dividend, or $0.5 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of March 31, 2009.  Our board of directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our board of directors declares a dividend.

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

Advisory Agreement

On January 18, 2008, we entered into an advisory agreement with HCS, pursuant to which HCS will advise, manage and make investments on behalf the Managed Subsidiaries. Pursuant to the advisory agreement, HCS is entitled to receive the following compensation:

•	base advisory fee equal to 1.50% per annum of the “equity capital” (as defined in advisory agreement) of the Managed Subsidiaries is payable by us to HCS in cash, quarterly in arrears; and

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

Interest rates can also affect our net return on hybrid ARM securities and loans net of the cost of financing hybrid ARMs. We continually monitor and estimate the duration of our hybrid ARMs and have a policy to hedge the financing of the hybrid ARMs such that the net duration of the hybrid ARMs, our borrowed funds related to such assets, and related hedging instruments are less than one year. During a declining interest rate environment, the prepayment of hybrid ARMs may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of hybrid ARMs, possibly resulting in a decline in our net return on hybrid ARMs as replacement hybrid ARMs may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of hybrid ARMs than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARMs. Our exposure to changes in the prepayment speeds of hybrid ARMs is mitigated by regular monitoring of the outstanding balance of hybrid ARMs, and adjusting the amounts anticipated to be outstanding in future periods and, on a regular basis, making adjustments to the amount of our fixed-rate borrowing obligations for future periods.

We utilize a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps.

Based on the results of the model, as of March 31, 2009, changes in interest rates would have the following effect on net interest income: (dollar amounts in thousands)

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(5,094)
+100	$(4,676)
-100	$(4,145)

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

As it relates to our investment portfolio, derivative financial instruments we use to hedge interest rate risk subject us to “margin call” risk. If the value of our pledged assets decreases, due to a change in interest rates, credit characteristics, or other pricing factors, we may be required to post additional cash or asset collateral, or reduce the amount we are able to borrower versus the collateral. Under our interest rate swaps typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we are paying on an interest rate swap, we may be required to post cash margin.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or securities due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of March 31, 2009 consisted of approximately $336.0 million of securitized first liens originated in 2005 and earlier, approximately $284.7 million of Agency RMBS backed by the credit of Fannie Mae or Freddie Mac, approximately $18.7 million of non-Agency floating rate securities rated investment grade by either Standard and Poor’s, Moody’s or Fitch. In addition we own approximately $4.3 million of loans held for sale in HC, net of lower of cost or market (“LOCOM”) adjustment.

The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with average loan-to-value (“LTV”) ratio at origination of approximately 69.7%, and average borrower credit score of approximately 734. In addition approximately 70.0% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower defaults, on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The $336.0 million of mortgage loans held in securitization trusts are permanently financed with $323.6 million of CDOs leaving the Company with a net exposure of $12.4 million of credit exposure, which represents the Company's equity interest in the CDOs.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of March 31, 2009, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held for in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation secondary market prices were given minimal weighting when arriving at loan valuation at March 31, 2009 and December 31, 2008 fair value.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2009, using a discounted cash flow simulation model. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(5,870)	0.41 years
+100	$(2,099)	0.01 years
Base	—	(0.29) years
-100	$1,291	(0.21) years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 11, 2009	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1(a)
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

10.2
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