Form 10-Q
period 2009-06-30
NEW YORK MORTGAGE TRUST INC
filed 2009-08-07
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on August 3, 2009 was 9,419,094.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$15,797	$9,387
Restricted cash	3,269	7,959
Investment securities - available for sale, at fair value (including pledged
securities of $202,962 and $456,506, respectively)	268,925	477,416
Accounts and accrued interest receivable	2,765	3,095
Mortgage loans held in securitization trusts (net)	313,955	348,337
Derivative assets	18	22
Prepaid and other assets	2,158	1,230
Assets related to discontinued operation	4,608	5,854
Total Assets	$611,495	$853,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$188,151	$402,329
Collateralized debt obligations	302,325	335,646
Derivative liabilities	3,053	4,194
Accounts payable and accrued expenses	5,252	3,997
Subordinated debentures (net)	44,755	44,618
Convertible preferred debentures (net)	19,776	19,702
Liabilities related to discontinued operation	2,614	3,566
Total liabilities	565,926	814,052

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 authorized,
9,320,094 and 9,320,094, shares issued and outstanding, respectively	93	93
Additional paid-in capital	146,969	150,790
Accumulated other comprehensive loss	(2,980)	(8,521)
Accumulated deficit	(98,513)	(103,114)
Total stockholders’ equity	45,569	39,248
Total Liabilities and Stockholders’ Equity	$611,495	$853,300

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Interest income-investment securities and loans held in securitization trusts	$7,621	$10,755	$16,206	$24,008
Interest expense-investment securities and loans held in securitization trusts	2,047	6,791	5,177	17,305
Net interest income from investment securities and loans held in securitization trusts	5,574	3,964	11,029	6,703
Interest expense – subordinated debentures	808	896	1,632	1,855
Interest expense – convertible preferred debentures	608	569	1,145	1,075
Net interest income	4,158	2,499	8,252	3,773
OTHER EXPENSE:
Provision for loan losses	(259)	(22)	(888)	(1,455)
Impairment loss on investment securities	—	—	(119)	—
Realized gain (loss) on securities and related hedges	141	(83)	264	(19,931)
Total other expense	(118)	(105)	(743)	(21,386)
EXPENSE:
Salaries and benefits	472	417	1,013	730
Professional fees	357	346	698	698
Management fees	245	184	427	293
Insurance	95	300	187	392
Other	433	713	847	1,278
Total expenses	1,602	1,960	3,172	3,391
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,438	434	4,337	(21,004)
Income from discontinued operation - net of tax	109	829	264	1,009
NET INCOME (LOSS)	$2,547	$1,263	$4,601	$(19,995)
Basic income (loss) per common share	$0.27	$0.14	$0.49	$(2.77)
Diluted income (loss) per common share	$0.27	$0.14	$0.49	$(2.77)
Dividends declared per share common share	$0.23	$0.16	$0.41	$0.28
Weighted average shares outstanding-basic	9,320	9,320	9,320	7,218
Weighted average shares outstanding-diluted	11,820	9,320	11,820	7,218

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2009

(dollar amounts in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance, January 1, 2009	$93	$150,790	$(103,114)	$(8,521)		$39,248
Net income	—	—	4,601	—	$4,601	4,601
Dividends declared	—	(3,821)	—	—	—	(3,821)
Decrease in net unrealized loss investment available for sale securities	—	—	—	4,056	4,056	4,056
Reclassification adjustment for sales of investment – available for sale securities				(141)	(141)	(141)
Increase in derivative instruments utilized for cash flow hedge	—	—	—	1,626	1,626	1,626
Comprehensive income	—	—	—	—	$10,142
Balance, June 30, 2009	$93	$146,969	$(98,513)	$(2,980)		$45,569

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$4,601	$(19,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	710	721
Amortization/accretion of premium/discount on investment securities and mortgage loans held in securitization trusts	193	498
Realized (gain) loss on securities and related hedges	(264)	19,931
Impairment loss on investment securities	119	—
Provision for loan losses	888	799
Loans held for sale lower of cost or market adjustments	306	—
Changes in operating assets and liabilities:
Accounts and accrued interest receivable	306	193
Prepaid and other assets	(947)	78
Due to loan purchasers	(152)	185
Accounts payable and accrued expenses	(1,281)	(3,323)
Payments received on loans held for sale	969	1,844
Net cash provided by operating activities	5,448	931

Cash Flows from Investing Activities:
Decrease in restricted cash	4,690	6,286
Purchases of investment securities	(20,669)	(825,933)
Proceeds from sales of investment securities	196,252	601,309
Principal repayments received on mortgage loans held in securitization trusts	33,130	52,293
Proceeds from the disposal of fixed assets	—	11
Principal paydowns on investment securities - available for sale	37,806	47,692
Net cash provided by (used in) investing activities	251,209	(118,342)

Cash Flows from Financing Activities:
Proceeds from common stock issued (net)	—	56,579
Proceeds from convertible preferred debentures (net)	—	19,553
Payments made for termination of swaps	—	(8,333)
(Decrease) increase in financing arrangements	(214,178)	102,235
Dividends paid	(2,610)	(1,118)
Payments made on collateralized debt obligation paydowns	(33,459)	(52,075)
Net cash (used in) provided by financing activities	(250,247)	116,841
Net Increase (Decrease) in Cash and Cash Equivalents	6,410	(570)
Cash and Cash Equivalents - Beginning of Period	9,387	5,508
Cash and Cash Equivalents - End of Period	$15,797	$4,938

Supplemental Disclosure:
Cash paid for interest	$8,537	$21,244
Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$683	$—
Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$2,143	$1,492

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of investing in residential adjustable rate mortgage-backed securities issued by a United States government-sponsored enterprise (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”),or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans, and non-agency mortgage-backed securities. We refer to residential adjustable rate mortgage-backed securities throughout this Quarterly Report on Form 10-Q as “RMBS” and RMBS issued by a GSE as “Agency RMBS”. We also invest, although to a lesser extent, in certain alternative real estate related and financial assets that present greater credit risk and less interest rate risk than our current RMBS investments and prime ARM loans including, among other things, non-Agency RMBS, certain non-rated residential mortgage assets, commercial mortgage-backed securities, commercial real estate loans, collateralized loan obligations and other similar investments.  We refer to our investment in these alternative assets as our “alternative investment strategy.” We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, a taxable REIT subsidiary ("TRS") and a qualified REIT subsidiary ("QRS").  The Company conducts certain of its operations related to its alternative investment strategy through its wholly-owned TRS, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, some or all of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business.  Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC.   The Company's wholly-owned QRS, New York Mortgage Funding, LLC (“NYMF”), currently holds certain mortgage-related assets under our principal investment strategy for regulatory compliance purposes.  The Company also may conduct certain of its operations related to its alternative investment strategy through NYMF.  The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation - The condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

New Accounting Pronouncements - In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.  EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest, be recorded as an increase to additional paid-in capital.  The Company accounts for this tax benefit as a reduction to income tax expense.  EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2008. The Company adopted the provisions of EITF Issue No. 06-11 during the first quarter of 2009.  The adoption of EITF Issue No. 06-11 did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the Financial Accounting Statements Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and issued SFAS No. 141(R) Business Combinations.  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be generally expensed rather than included as part of the basis of the acquisition.  SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS No. 141(R) is effective for all transactions the Company closes, on or after January 1, 2009.  The Company adopted SFAS No. 141(R) as of January 1, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.  SFAS No. 160 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest to be identified in the consolidated financial statements.  SFAS No. 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for the Company on January 1, 2009 and most of its provisions apply prospectively.  The Company adopted SFAS No. 160 as of January 1, 2009 and it did not have an impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.  The Company adopted FSP No. 140-3 as of January 1, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements the Company issues for fiscal years beginning after November 15, 2008, with early application encouraged.  Because SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not affect the Company’s financial condition, results of operations or cash flows. The Company adopted SFAS No. 161 in the first quarter of 2009 and as a result expanded the footnote disclosure included in the condensed consolidated financial statements (see note 4).

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the initial proceeds from the sale of our convertible preferred debentures to be allocated between a liability component and an equity component.  The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense.  The FSP No. APB 14-1 is effective for our fiscal year beginning on January 1, 2009 and requires retrospective application. The Company adopted FSP as of January 1, 2009 and it had no impact on the Company’s condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active “FSP No. 157-3” clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP No. 157-3 did not have a significant impact on the Company’s determination of fair value for its financial assets.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased as well as on identifying circumstances that indicate that a transaction is not orderly. FSP No. 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). FSP No. 157-4 further amends SFAS No. 157 to require the disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  FSP No. 157-4 is effective for the Company’s interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company adopted FSP SFAS No. 157-4 as of June 30, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance on the recognition, presentation and disclosure of losses in earnings for the impairment of investments in debt securities when changes in fair value of those securities are not regularly recognized in earnings (other-than-temporary impairment for debt securities).  This FSP also requires additional disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses. Under this FSP, an other than temporary impairment is taken if the Company intends or is forced to sell the related debt security before its anticipated recovery with any impairment charge recognized in the statements of operations. Realized credit losses are also recognized in the statement of operations. The FSP is effective for the Company’s interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company adopted FSP SFAS No. 115-2 and FSP SFAS No. 124-2 as of June 30, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require 1) disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and 2) disclosures in summarized financial information at interim periods. This FSP does not affect the ongoing requirement to report non-fair-value amounts on the face of the financial statements. This FSP further requires that an entity disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and a description of changes in the method(s) and significant assumptions, if any, during the period. The FSP is effective for the Company’s interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively.  The Company adopted FSP SFAS No. 107-1 and APB No. 28-1 as of June 30, 2009 and it has disclosed the required information in note 10.

In June 2009, the FASB issued SFAS No. 165, Subsequent Events which is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS No. 165 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,  which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers made by the company beginning of January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact of the adoption of SFAS No. 166 on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective for the Company January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact on the consolidated financial statements of adopting SFAS No. 167.

2.  Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of June 30, 2009 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$232,873	$5,836	$—	$238,709
Non-Agency RMBS	26,266	4	(5,042)	21,228
Collateralized Loan Obligations	8,833	219	(64)	8,988
Total	$267,972	$6,059	$(5,106)	$268,925

(1)	- Agency RMBS includes FNMA securities only.

Investment securities available for sale consist of the following as of December 31, 2008 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$454,653	$1,316	$(98)	$455,871
Non-Agency RMBS	25,724	—	(4,179)	21,545
Total	$480,377	$1,316	$(4,277)	$477,416

(1)	- Agency RMBS carrying value includes $354.4 million of Fannie Mae and $101.5 million in Freddie Mac securities.

The Company commenced its alternative investment strategy by purchasing $46.0 million face amount of CRATOS CLO I collateralized loan obligations (“CLO”) on March 31, 2009 at a purchase price of approximately $9.0 million. This transaction closed on April 7, 2009. This marks the Company’s first investment under its alternative investment strategy.  In addition, during the second quarter of 2009 the Company initiated a program to opportunistically purchase approximately $25.0 million of Non-Agency RMBS.  As of June 30, 2009 the Company had accumulated approximately $4.6 million of non-Agency RMBS at an average cost of 58.17% of current par value.  The $4.6 million of non-Agency RMBS purchased during the second quarter of 2009 were previously rated AAA (at issuance) and represent the senior cashflows of the deal structure.

During March 2009, the Company determined that the Agency CMO floaters in its portfolio were no longer producing acceptable returns and initiated a program for the purpose of disposing of these securities. The Company disposed of approximately $159.5 million in current par value of Agency CMO floaters during March 2009, with the balance of the Agency CMO floaters, or $34.3 million in current par value, in its portfolio being sold in April 2009, for an aggregate disposition of approximately $193.8 million in current par value of Agency CMO floaters and a net gain of approximately $0.1 million.  As a result of this sale program, the Company incurred an additional impairment of $0.1 million in the quarter ended March 31, 2009 as the Company no longer had the intent to hold the Agency CMO floaters.

Moreover, because the sale of these Agency CMO floaters occurred prior to filing of our Annual Report on Form 10-K for the year ended December 31, 2008, the Company determined that the unrealized losses related to our Agency CMO floaters were considered to be other than temporarily impaired as of December 31, 2008 and incurred a $4.1 million impairment charge for the year ended December 31, 2008.  In addition, we also determined that $6.1 million in current par value of non-agency RMBS, which included $2.5 million in current par value of retained residual interest, had suffered an other-than-temporary impairment and, accordingly, recorded an impairment charge of $1.2 million for the year and year ended December 31, 2008.

All RMBS securities held in investment securities available for sale, including Agency RMBS and non-agency RMBS, are based on unadjusted price quotes for similar securities in active markets and are categorized as Level 2.  The CLO market valuation is based on management's estimate using market inputs and market accepted valuation analytics. (see note 10).

The following tables set forth the stated reset periods and weighted average yields of our investment securities at June 30, 2009 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$—	—	$59,557	2.51%	$179,152	3.22%	$238,709	3.04%
Non-Agency RMBS (1)	16,536	16.35%	3,559	18.23	1,133	15.07%	21,228	16.60%
CLO	8,988	29.08%	—	—	—	—	8,988	29.08%
Total/Weighted Average	$25,524	20.84%	$63,116	3.39%	$180,285	3.30%	$268,925	4.99%

(1)	The NYMT retained securities includes $0.1 million of residual interests related to the NYMT 2006-1 transaction.

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2008 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$197,675	8.54	$66,910	3.69%	$191,286	4.02%	$455,871	5.99%
Non-Agency RMBS (1)	21,476	14.11%	—	—	69	16.99	21,545	14.35%
Total/Weighted Average	$219,151	9.21%	$66,910	3.69%	$191,355	4.19%	$477,416	6.51%

(1)	The NYMT retained securities includes $0.1 million of residual interests related to the NYMT 2006-1 transaction.

The following table presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.  (dollar amounts in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Non-Agency RMBS	$—	$—	$16,152	$5,042	$16,152	$5,042
CLO	3,021	64	—	—	3,021	64
Total	$3,021	$64	$16,152	$5,042	$19,173	$5,106

The following table presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Agency RMBS	$9,406	$98	$—	$—	$9,406	$98
Non-Agency RMBS	18,649	4,179	—	—	18,649	4,179
Total	$28,055	$4,277	$—	$—	$28,055	$4,277

As of June 30, 2009 and the date of this filing, we do not have the intent to sell or we believe that it is more likely than not that we will not have to sell our portfolio of securities which are currently in unrealized loss positions for the foreseeable future.  In assessing the Company’s ability to hold its impaired securities, it considers the significance of each investment and the amount of impairment, as well as the Company’s current and anticipated leverage capacity and liquidity position.  In addition, the Company anticipates collecting principal repayments in amounts sufficient to recover the amortized cost value of non-Agency RMBS and does not anticpate any credit losses to exceed the purchased discount. Given the uncertain state of the financial markets, should conditions change that would require us to sell securities at a loss, we may no longer be able to assert that we have the ability to hold our remaining securities until recovery, and we would then be required to record impairment charges related to these securities.  Accordingly, a majority of the Company’s Agency RMBS that are classified as investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 5).

3.  Mortgage Loans Held in Securitization Trusts (net)

Mortgage loans held in securitization trusts (net) consist of the following as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	June 30, 2009	December 31, 2008
Mortgage loans principal amount (1)	$313,900	$347,546
Deferred origination costs – net	1,987	2,197
Reserve for loan losses	(1,932)	(1,406)
Total	$313,955	$348,337

(1)	Includes $1.2 million and $1.9 million in real estate owned through foreclosure as of June 30,2009 and December 31, 2008, respectively.

Reserve for Loan losses - The following table presents the activity in the Company’s reserve for loan losses on mortgage loans held in securitization trusts for the six months ended June 30, 2009 and 2008 (dollar amounts in thousands).

	June 30,
	2009	2008
Balance at beginning of period	$1,406	$1,647
Provisions for loan losses	888	1,455
Charge-offs	(362)	(364)
Balance at the end of period	$1,932	$2,738

The reserve for loan losses is maintained at the amount estimated to be sufficient to cover probable losses inherent in the loans held in securitization trusts. Estimations involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, borrower’s current economic and credit status and other factors deemed to warrant consideration.

All of the Company’s mortgage loans held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDO”) issued by the Company (see note 6).  As of June 30, 2009, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and the amount of CDO’s outstanding, was $11.7 million.

The following tables set forth delinquent mortgage loans in our securitization trusts as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

June 30, 2009
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	4	$2,309	0.74%
61-90	5	1,375	0.44%
90+	20	11,590	3.69%
Real estate owned through foreclosure	3	1,226	0.39%

December 31, 2008
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,363	0.39%
61-90	1	263	0.08%
90+	13	5,734	1.65%
Real estate owned through foreclosure	4	1,927	0.55%

4.  Derivative Instruments and Hedging Activities

The Company enters into derivatives instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps and caps entered into to reduce interest expense costs related to our repurchase agreements, collateralized debt obligations and our subordinated debentures.  These derivative instruments are comprised of interest rate swaps and interest rate caps for the periods presented.  The Company’s interest rate swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its short term repurchase agreements.  There were no costs incurred at the inception of our interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.  The Company’s interest rate swap notional amounts are based on an amortizing schedule fixed at the start date of the transaction.  The Company’s interest rate cap transactions are designated as cashflow hedges against the benchmark interest rate risk associated with the collateralized debt obligations and the subordinated debentures.  The interest rate cap transactions were initiated with an upfront premium that is being amortized over the life of the contract.

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the hedging instrument and the hedged liability.  The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective” when using the matched term basis.

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.  The Company’s derivative instruments are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Since the Company’s derivative instruments are designated as “cash flow hedges,” changes in their fair value are recorded in other comprehensive loss, provided that the hedges are effective.  A change in fair value for any ineffective amount of the Company’s derivative instruments would be recognized in earnings.  The Company has not recognized any change in the value of its existing derivative instruments through earnings as a result of  ineffectiveness of any of its hedges.

The following table presents the fair value of derivative instruments and their location in the Company’s condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively (amounts in thousands):

Derivative Designated as Hedging	Balance Sheet Location	June 30, 2009	December 31, 2008
Interest Rate Caps	Derivative Assets	$18	$22
Interest Rate Swaps	Derivative Liabilities	$3,053	$4,194

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive loss for the six months ended June 30, 2009 and 2008 (amounts in thousands):

	Six Months Ended June 30
Derivative Designated as Hedging Instruments	2009	2008
Accumulated other comprehensive loss for derivative instruments:
Balance at beginning of the period	$(5,560)	$(1,951)
Unrealized gain on interest rate caps	485	437
Unrealized gain on interest rate swaps	1,141	2,086
Reclassification adjustment for net losses included in net income for hedges	—	—
Balance at the end of the period	$(3,934)	$572

The Company estimates that over the next 12 months, approximately $2.5 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive loss into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$168	$168	$328	$357
Interest expense-subordinated debentures	81	71	161	141
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	812	133	1,665	118

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company was unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of June 30, 2009 and December 31, 2008.  The Company had $3.0 million and $4.2 million of restricted cash related to margin posted for Swaps as of June 30, 2009 and December 31, 2008, respectively.

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009		December 31, 2008
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$2,560	2.99%	$2,960	3.00%
Over 30 days to 3 months	4,850	2.99	5,220	3.00
Over 3 months to 6 months	6,440	2.99	7,770	2.99
Over 6 months to 12 months	14,100	2.99	13,850	2.99
Over 12 months to 24 months	63,010	3.01	48,640	2.99
Over 24 months to 36 months	11,860	3.02	34,070	3.03
Over 36 months to 48 months	18,500	3.07	7,560	3.01
Over 48 months	—	—	17,200	3.08
Total	$121,320	3.01%	$137,270	3.00%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s collateralized debt obligations and the subordinated debentures. The interest rate caps associated with the collateralized debt obligations are amortizing contractual notional schedules determined at origination and had $408.1 million and $456.9 million outstanding as of June 30, 2009 and December 31, 2008, respectively.  These interest rate caps are utilized to cap the interest rate on the collateralized debt obligations at a fixed-rate when one month LIBOR exceeds a predetermined rate.  In addition, the Company has an interest rate cap contract on $25.0 million of subordinated debentures that effectively caps three month LIBOR at 3.75% until March 31, 2010.

5.  Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its RMBS portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At June 30, 2009, the Company had repurchase agreements with an outstanding balance of $188.2 million and a weighted average interest rate of 0.53%.  As of December 31, 2008, the Company had repurchase agreements with an outstanding balance of $402.3 million and a weighted average interest rate of 2.62%.  At June 30, 2009 and December 31, 2008, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $203.0 million and $456.5 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of June 30, 2009, the average days to maturity for all repurchase agreements are 20 days.  The Company had outstanding repurchase agreements with five different financial institutions as of June 30, 2009 and six as of December 31, 2008.

As of June 30, 2009, our Agency RMBS are financed with $188.2 million of repurchase agreement funding with an advance rate of 93% that implies an overall haircut of 7%.

As of June 30, 2009, the Company had $15.8 million in cash and $56.3 million in unencumbered RMBS securities, including $35.7 million in Agency RMBS, to meet additional haircut or market valuation requirements.

6.  Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company.  As of June 30, 2009 and December 31, 2008, the Company had CDOs outstanding of $302.3 million and $335.6 million, respectively.  As of June 30, 2009 and December 31, 2008, the current weighted average interest rate on these CDOs was 0.70% and 0.85%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $313.9 million and $347.5 million at June 30, 2009 and December 31, 2008, respectively.  The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of June 30, 2009 and December 31, 2008, had a net investment in the securitizations trusts after loan loss reserves of $11.6 million and $12.7 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $408.1 million as of June 30, 2009 and an aggregate notional amount of $456.9 million as of December 31, 2008, which are recorded as assets of the Company.  The interest rate caps are carried at fair value and totaled $17,783 as of June 30, 2009 and $18,575 as of December 31, 2008, respectively.  The interest rate cap reduces interest rate risk exposure on these transactions.

7.  Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to lease facilities not assigned to Indymac Bank, F.S.B. (“Indymac”), are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.

Balance Sheet Data

The components of assets related to the discontinued operation as of June 30, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

	June 30, 2009	December 31, 2008
Accounts and accrued interest receivable	$50	$26
Mortgage loans held for sale (net)	4,102	5,377
Prepaid and other assets	456	451
Total assets	$4,608	$5,854

The components of liabilities related to the discontinued operation as of June 30, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

	June 30, 2009	December 31, 2008
Due to loan purchasers	$394	$708
Accounts payable and accrued expenses	2,220	2,858
Total liabilities	$2,614	$3,566

Statements of Operations Data

The statements of operations of the discontinued operation for the three and six months ended June 30, 2009 and 2008 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$220	$762	$510	$933
Expenses	111	(67)	246	(76)
Income from discontinued operation-net of tax	$109	$829	$264	$1,009

8.  Commitments and Contingencies

Loans Sold to Investors - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company did not repurchase any loans during the six months ended June 30, 2009.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of June 30, 2009, we had a total of $1.5 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.4 million.  The reserve is based on one or more of the following factors, including historical settlement rates, property value securing the loan in question and specific settlement discussion with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2009, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases - The Company leases its corporate offices and certain office space related to our discontinued mortgage lending operation and equipment under short-term lease agreements expiring at various dates through 2013.  All such leases are accounted for as operating leases.  Total rental expense for property and equipment amounted to $96,900 for the six months ended June 30, 2009.

Letters of Credit – The Company maintains a letter of credit in the amount of $0.2 million in lieu of a cash security deposit for its current corporate headquarters, located at 52 Vanderbilt Avenue in New York City, for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary.  This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

9.  Concentrations of Credit Risk

At June 30, 2009 and December 31, 2008, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as follows:

	June 30, 2009	December 31, 2008
New York	31.0%	30.7%
Massachusetts	18.1%	17.2%
Florida	8.0%	7.8%
California	7.9%	7.2%
New Jersey	6.3%	6.0%

10.  Fair Value of Financial Instruments

The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy are defined as follows:

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

a. Investment Securities Available for Sale (RMBS) - Fair value for the RMBS in our portfolio is generally based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of June 30, 2009, was based on management’s valuation determined by using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. If a reliable market for these assets develops in the future, management will consider quoted prices provided by dealers who make markets in similar financial instruments in determining the fair value of the CLO notes. The CLO notes are classified as Level 3 fair values.

c. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments carried at fair value as of June 30, 2009 and December 31, 2008 on the condensed consolidated balance sheet (dollar amounts in thousands):

	Asset and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$259,937	$8,988	$268,925
Derivative assets (interest rate caps)	—	18	—	18
Total	$—	$259,955	$8,988	$268,943

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$3,053	$—	$3,053
Total	$—	$3,053	$—	$3,053

	Asset Measured at Fair Value on a Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$477,416	$—	$477,416
Derivative assets (interest rate caps)	—	22	—	22
Total	$—	$477,438	$—	$477,438

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$4,194	$—	$4,194
Total	$—	$4,194	$—	$4,194

The following table details changes in valuation for the Level 3 assets for the three and six months ended June 30, 2009 (amounts in thousands):

Investment securities available for sale – collateralized debt obligations

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning Balance	$8,998	$—
Purchases		8,998
Net unrealized gains	(10)	(10)
Ending Balance	$8,988	$8,988

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of each reporting date, which may include periods of market dislocation, during which time price transparency may be reduced.  This condition could cause the Company’s financial instruments to be reclassified from Level 2 to Level 3 in future periods.

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008 on the condensed consolidated balance sheet (dollar amounts in thousands):

	Asset Measured at Fair Value on a Non-Recurring Basis at June 30, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net)	$—	$—	$4,102	$4,102
Mortgage loans held in securitization trusts (net) – impaired loans (1)	$—	$—	$6,648	$6,648

(1) Includes $1.2 million in real estate owned through foreclosure.

	Asset Measured at Fair Value on a Non-Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net)	$—	$—	$5,377	$5,377
Mortgage loans held in securitization trusts (net) – impaired loans (1)	$—	$—	$2,958	$2,958

(1) Includes $1.9 million in real estate owned through foreclosure.

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2009 and June 30, 2008 on the condensed statements of operations (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Mortgage loans held for sale (net)	$143	$1	$246	$399
Mortgage loans held in securitization trusts (net) – impaired loans	$259	$22	$888	$1,455

Mortgage Loans Held in Securitization Trusts (net) – Impaired Loans – Impaired mortgage loans held in the securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$15,797	$15,797	$9,387	$9,387
Restricted cash	3,269	3,269	7,959	7,959
Investment securities – available for sale	268,925	268,925	477,416	477,416
Mortgage loans held in securitization trusts (net)	313,955	307,776	348,337	343,028
Derivative assets	18	18	22	22
Assets related to discontinued operation-Mortgage loans held for sale (net)	4,102	4,102	5,377	5,377

Financial Liabilities:
Financing arrangements, portfolio investments	188,151	188,151	402,329	402,329
Collateralized debt obligations	302,325	183,057	335,646	199,503
Derivative liabilities	3,053	3,053	4,194	4,194
Subordinated debentures (net)	44,755	18,147	44,618	10,049
Convertible preferred debentures (net)	19,776	17,855	19,702	16,363

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis and non-recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments in the following table:

a.     Cash and cash equivalents and restricted cash:  Estimated fair value approximates the carrying value of such assets.

b.     Mortgage Loans Held in Securitization Trusts - Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation secondary market prices were given minimal weighting when arrriving at loan valuations at June 30, 2009 and December 21, 2008.

c.     Financing arrangements, portfolio investments – The fair value of these financing arrangements approximates cost as they are short term in nature and mature in 30 days.

d.     Collateralized debt obligations – The fair value of these collateralized debt obligations is based on discounted cashflows as well as market pricing on comparable obligations.

e.     Subordinated debentures (net) – The fair value of these subordinated debentures is based on discounted cashflows using management’s estimate for market yields.

f.     Convertible preferred debentures (net) – The fair value of the subordinated debentures is based on discounted cashflows using management’s estimate for market yields.

11.   Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,320,094 shares issued and outstanding as of June 30, 2009, and December 31, 2008, respectively.  The Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) authorized.  As of June 30, 2009 and December 31, 2008, the Company had issued and outstanding 1,000,000 and 1,000,000 shares, respectively, of Series A Preferred Stock.  Of the common stock authorized, 103,111 shares were reserved for issuance as restricted stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan.  As of June 30, 2009, 103,111 shares remain reserved for issuance under the 2005 Plan.

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

The Board of Directors declared a one-for-two reverse stock split of the Company’s common stock, effective on May 27, 2008, decreasing the number of shares then outstanding to approximately 9.3 million shares. All per share and share amounts provided in the quarterly report have been restated to give to effect the reverse stock split.

The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through June 30, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2009	June 15, 2009	June 26, 2009	July 27, 2009	$0.23
First Quarter 2009	March 25, 2009	April 6, 2009	April 27, 2009	0.18

Fourth Quarter 2008	December 23, 2008	January 7, 2009	January 26, 2009	$0.10
Third Quarter 2008	September 29, 2008	October 10, 2008	October 27, 2008	0.16
Second Quarter 2008	June 30, 2008	July 10, 2008	July 25, 2008	0.16
First Quarter 2008	April 21, 2008	April 30, 2008	May 15,2008	0.12

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2008 through June 30, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2009	June 15, 2009	June 30, 2009	July 31, 2009	$0.575
First Quarter 2009	March 25, 2009	March 31, 2009	April 30, 2009	0.50

Fourth Quarter 2008	December 23, 2008	December 31, 2008	January 30,2009	$0.50
Third Quarter 2008	September 29, 2008	September 30, 2008	October 30, 2008	0.50
Second Quarter 2008	June 30, 2008	June 30, 2008	July 30, 2008	0.50
First Quarter 2008	April 21, 2008	March 31, 2008	April 30,2008	0.50

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) – Basic	$2,547	$1,263	$4,601	$(19,995)
Net income (loss) from continuing operations	2,438	434	4,337	(21,004)
Net income (loss) from discontinued operations (net of tax)	109	829	264	1,009
Effect of dilutive instruments:
Convertible preferred debentures (1)	608	569	1,145	1,075
Net income (loss) – Dilutive	3,155	1,263	5,746	(19,995)
Net income (loss) from continuing operations	3,046	434	5,482	(21,004)
Net income (loss) from discontinued operations (net of tax)	$109	$829	$264	$1,009
Denominator:
Weighted average basis shares outstanding	9,320	9,320	9,320	7,218
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,500	2,500	2,500	2,267
Weighted average dilutive shares outstanding	11,820	9,320	11,820	7,218
EPS:
Basic EPS	$0.27	$0.14	$0.49	$(2.77)
Basic EPS from continuing operations	0.26	0.05	0.46	(2.91)
Basic EPS from discontinued operations (net of tax)	0.01	0.09	0.03	0.14
Dilutive EPS	$0.27	$0.14	$0.49	$(2.77)
Dilutive EPS from continuing operations	0.26	0.05	0.46	(2.91)
Basic EPS from discontinued operations (net of tax)	0.01	0.09	0.03	0.14
(1) – Amount excluded from dilutive calculation as it is anti-dilutive for the 2008 calculations.

12.  Convertible Preferred Debentures (net)

As of June 30, 2009, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million and current dividend payment rate of 11.5% per year, subject to adjustment.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference.  Because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet, and accordingly, the corresponding dividend as an interest expense.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share.  The common stock second quarter dividend rate was $0.23 resulting in an increase in the dividend rate to 11.5% from 10% The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

13.  Related Party Transactions

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

Pursuant to the advisory agreement, HCS is responsible for managing investments made by HC and NYMF, as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf by HCS. The Company refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.” On March 31, 2009, the Company commenced its alternative investment strategy by purchasing approximately $9.0 million in collateralized loan obligations. The Company’s investment in these assets was completed in connection with the acquisition by JMP Group Inc. of the investment adviser of the collateralized loan obligations. The Company expects that, from time to time in the future, certain of its alternative investments will take the form of a co-investment alongside or in conjunction with JMP Group Inc. or certain of its affiliates. In accordance with investment guidelines adopted by the Company’s Board of Directors, any subsequent alternative investments by the Managed Subsidiaries must be approved by the Board of Directors and must adhere to investment guidelines adopted by the Board of Directors. The advisory agreement provides that HCS will be paid a base advisory fee that is a percentage of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries, which may include the net asset value of assets held by the Managed Subsidiaries as of any fiscal quarter end, and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles. For the year ended December 31, 2008, HCS earned a base advisory fee of approximately $0.7 million on the net proceeds to the Company from its private offerings in each of January 2008 and February 2008. For the three and six months ended June 30, 2009, HCS earned a base advisory fee of approximately $0.2 million and $0.4 million, respectively.  In addition, in the three months ended June 30, 2009, HCS earned an incentive fee of approximately $44,000.  As of June 30, 2009, HCS was managing approximately $13.5 million of assets on the Company’s behalf.

14.  Income Taxes

At June 30, 2009, the Company had approximately $65.8 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. At this time, based on management’s initial assessment of the limitations, management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.  The Company continues to maintain a reserve for 100% of the deferred tax benefits.

15.  Subsequent Event

The Company initiated a $25 million investment strategy in the second quarter by investing approximately $4.6 million in non-Agency RMBS which were previously rated in the highest rating categories by one or more of the rating agencies.  Between June 30, 2009 and the date of this filing, the Company has invested an additional $19.3 million in non-agency RMBS, bringing its total investment in non-Agency RMBS to $23.9 million year to date.

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

•	our ability to successfully implement and grow our alternative investment strategy and to identify suitable alternative assets;

•	market changes in the terms and availability of repurchase agreements used to finance our investment portfolio activities;

•	reduced demand for our securities in the mortgage securitization and secondary markets;

•	interest rate mismatches between our interest-earning assets and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	increased rates of default and/or decreased recovery rates on our assets;

•	changes in the financial markets and economy generally, including the continued or accelerated deterioration of the U.S. economy;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;

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

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of investing primarily in residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”), for which the principal and interest payments are guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to as “Agency RMBS,” and prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans.  We also invest, although to a lesser extent, in certain alternative real estate-related and financial assets that present greater credit risk and less interest rate risk than our investments in Agency RMBS and prime ARM loans, such as non-Agency RMBS and certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans, collateralized loan obligations (“CLO”) and other similar investments.  We refer to our investments in Agency RMBS and prime ARM loans as our “principal investment strategy” and investments in certain alternative real estate-related and financial assets that present a greater credit risk as our “alternative investment strategy” and such assets as our “alternative assets.”  We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending on December 31, 2004. Therefore, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.

Our investment strategy historically has focused on holding a portfolio comprised of Agency RMBS, prime ARM loans held in securitization trusts, and, to a lesser extent, on certain non-agency RMBS rated in the highest rating category by two rating agencies. The prime ARM loans in our portfolio were originated by us through Hypotheca Capital, LLC (“HC,” then doing business as The New York Mortgage Company LLC), our wholly-owned subsidiary and former mortgage lending business, or purchased from third parties, and were subsequently securitized by us and are held in our four securitization trusts.

In connection with a $20.0 million private investment in our Series A Cumulative Convertible Redeemable preferred stock (the “Series A Preferred Stock”) by JMP Group Inc. and certain of its affiliates (collectively, the “JMP Group”) on January 18, 2008, we entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS,” formerly known as JMP Asset Management LLC), an affiliate of the JMP Group, on the same date, pursuant to which HCS manages the assets held by HC, other than certain Agency RMBS held in these entities for regulatory compliance purposes, as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf.  We expect these assets to include certain types of alternative assets described above. We formed this relationship with HCS and the JMP Group for the purpose of improving our capitalization and diversifying our investment strategy away from a strategy focused exclusively on investments in Agency RMBS, in part to achieve attractive risk-adjusted returns, and to potentially utilize all or part of an approximately $65.8 million net operating loss carry-forward at June 30, 2009 held by HC.  As described more fully below, on March 31, 2009, we initiated our first investment under the alternative investment strategy.

Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.  We intend to achieve this objective by investing in a broad class of real estate-related and financial assets to construct an investment portfolio that is designed to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Because we intend to continue to qualify as a REIT and to maintain our exemption from registration under the Investment Company Act, we will be required to invest a substantial majority of our assets in qualifying real estate assets, such as Agency RMBS, mortgage loans and other liens on and interests in real estate.

Recent Events

Continued Deployment of Capital Under Alternative Investment Strategy

As noted above, on March 31, 2009, we commenced our alternative investment strategy by purchasing $9 million of discounted notes issued by Cratos CLO I, Ltd. a CLO.  The purchase of these assets closed on April 7, 2009.  As of June 30, 2009, the CLO’s portfolio was comprised of approximately $479.6 million par amount of senior secured corporate loans, extended to more than 79 different borrowers and was diversified by industry, geography and borrower classification.  Our investment in this CLO was completed in connection with the acquisition of the CLO’s investment adviser by JMP Group Inc.

In addition, during the 2009 second quarter, the Company continued to deploy capital under its alternative investment strategy by investing approximately $4.6 million in non-Agency RMBS which were previously rated in the highest rating categories by one or more of the rating agencies.  The Company purchased these securities for an average purchase price equal to 58.17% of current par value and estimates a risk adjusted average yield of approximately 17.4% for these securities.  Between June 30, 2009 and the date of this filing, the Company has invested an additional $19.3 million in non-Agency RMBS, bringing its total investment in non-Agency RMBS to $23.9 million year to date.

Each of the assets described under this caption is held in HC and managed by HCS.

Restructuring of Principal Investment Portfolio

As of December 31, 2008, the Company’s principal investment portfolio included approximately $197.7 million of collateralized mortgage obligation floating rate securities issued by Fannie Mae or Freddie Mac, referred to as “Agency CMO floaters”.  Following a review of its principal investment portfolio, the Company determined in March 2009 that the Agency CMO floaters held in its portfolio were no longer producing acceptable returns, and as a result, we decided to initiate a program to dispose of these securities opportunistically over time.  The Company disposed of approximately $159.5 million in current par value of Agency CMO floaters in March 2009, with the balance of the Agency CMO floaters in its portfolio, or approximately $34.3 million in current par value, being sold in April 2009, for an aggregate disposition of approximately $193.8 million in current par value of Agency CMO floaters and a net gain of approximately $0.1 million.

Known Material Trends and Commentary

General.  The well publicized disruptions in the credit markets that began in 2007 escalated throughout 2008 and spread to the financial markets and the greater economy.  The financial and credit markets continued to experience difficulties during most of the 2009 first half, but have shown signs of improvement more recently.

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

In addition to the initiatives referred to in the immediately preceding paragraph and described in our Annual Report on Form 10-K for the year ended December 31, 2008, as a further response to the continued challenges in the credit and financial markets, the U.S. Government and the Federal Reserve, as applicable, have announced the creation of new initiatives and modifications to certain existing initiatives supported or backed by the U.S. Government or the Federal Reserve. The Term Asset-Backed Securities Loan Facility, or TALF, was first announced by the U.S. Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement. Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain ABS but not RMBS. Currently, TALF loans have three-year terms, have interest due monthly, are exempt from mark-to-market accounting rules and margin calls related to a decrease in the underlying collateral value, are pre-payable in whole or in part, and prohibit the substitution of any underlying collateral. It is expected that the TALF loans will require that any payments of principal made on the underlying collateral will reduce the principal amount of the TALF loan pro rata based upon the original loan-to-value ratio.

The nature of the eligible assets under TALF has been expanded several times. The U.S. Treasury has stated that through its expansion of the TALF, non-recourse loans will be made available to investors to fund certain purchases of legacy securitization assets. In May 2009, the Federal Reserve announced that certain types of CMBS are now eligible for TALF financing. The TALF-eligibility requirements for CMBS include, but are not limited to, the following: (i) at closing, the CMBS must have been rated in the highest long-term investment-grade rating category of an eligible rating agency, (ii) the CMBS must not have been junior to other securities with claims on the same pool of loans, and (iii) payments on the CMBS must be applied to both principal and interest (no interest only or principal only). Other types of TALF-eligible assets are expected to include certain non-Agency RMBS. To date, neither the Federal Reserve Bank of New York nor the U.S. Treasury has announced how the TALF will be expanded to cover non-Agency RMBS; however, on June 4, 2009, William Dudley, president of the Federal Reserve Bank of New York, stated that the Federal Reserve Bank of New York was still assessing whether or not to include non-Agency RMBS as eligible assets to be financed under the TALF and was still in the process of assessing the feasibility and potential impact of such a program. The TALF is presently scheduled to run through December 31, 2009, unless the Federal Reserve agrees to extend it. Additionally, certain terms of the TALF loans may be modified.

While we are considering utilizing the TALF program to the extent feasible, we can provide no assurance that we will be eligible to do so, or if eligible, will be able to utilize it successfully.

In addition, on March 23, 2009 the U.S. Government announced that the U.S. Treasury in conjunction with the Federal Deposit Insurance Corporation, and the Federal Reserve, would create the Public-Private Investment Program, or PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.

Although these aggressive steps are intended to protect and support the U.S. housing and mortgage market, we continue to operate under very difficult market conditions. As a result, the outcome of these events remain highly uncertain and we cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Mortgage asset values. The Federal Reserve’s announcement on January 9, 2009 that it had begun to buy Agency RMBS, combined with the Federal Reserve’s announcement in March 2009 of an increase of up to $750 billion in its commitment to purchase Agency RMBS has resulted in a substantial increase in the sale prices of Agency RMBS.  We believe that the stronger backing for the guarantors of Agency RMBS, resulting from the conservatorship of Fannie Mae and Freddie Mac, along with the U.S. Treasury’s commitment to purchase senior preferred stock in these companies and the Federal Reserve’s Agency RMBS purchase program has positively impacted the value of our Agency RMBS.  However, we expect this positive impact to be partially offset in future months due to expected increases in prepayment rates resulting from greater refinancing activity.

With respect to non-Agency RMBS and other alternative assets, available leverage has decreased significantly in the past few years, which has negatively affected the liquidity of these assets and has contributed to the significant rise in market yields on these types of assets. As described above, there has been significant government action aimed at increasing the liquidity of various types of non-Agency RMBS and certain other alternative assets. However, non-Agency RMBS and certain other alternative assets have continued to experience significant price volatility, which has made it more difficult to accurately value these assets.  The TALF (if implemented for RMBS) and PPIP programs have the potential to increase available leverage to finance the purchase of non-Agency RMBS and certain other alternative assets; however, many of these government programs have not been fully rolled out yet or are still relatively new and the effect of these programs on the liquidity of non-Agency RMBS and certain other alternative assets is currently unknown.

Financing markets and liquidity. Financing and liquidity markets continued to show signs of improvement during the second quarter.  As of June 30, 2009, we had outstanding repurchase borrowings from five counterparties, as compared to six counterparties at December 31, 2008 and five counterparties at September 30, 2008.  The Company does not anticipate difficulty financing their Agency RBMS portfolio.

As noted above, available leverage for non-Agency RMBS and certain other alternative assets has remained scarce due to the recent conditions in the credit markets and reductions in the value of various types of RMBS.  As of June 30, 2009, our investment in CLO and non-Agency RMBS was unlevered.  We expect financing for these types of assets to remain challenging in the near future.

Financing costs and interest rates. As of June 30, 2009, 30-day LIBOR was 0.31 % while the Fed Funds effective rate was 0.22%, as compared to 30-day LIBOR of 0.44% and a Fed Funds effective rate of 0.14% at December 31, 2008.  Because of continued uncertainty in the credit markets and difficult U.S. economic conditions, we expect that interest rates are likely to remain at these historically low levels until such time as the economic data begin to confirm an improvement in the overall economy.

Prepayment rates.    As a result of various government initiatives, including HASP and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages have declined, nearing historical lows during the first six months of the year.  Hybrid and adjustable-rate mortgage originations have declined substantially, as rates on these types of mortgages are comparable with rates available on 30-year fixed-rate mortgages.  Not unexpectedly, we experienced an increase in prepayment rates on both our Agency RMBS and prime ARM loans during the quarter ended June 30, 2009 as compared to the quarter ended March 31, 2009.  We expect that the constant prepayment rate, or CPR, will remain in a range of between 15%-20% CPR during the remainder of 2009 based on current market interest rates, however, future CPRs may affected by current and future government initiatives, if any, and the resulting impact on borrowers’ ability to refinance, mortgage interest rates in the market and home values.

Presentation Format

In connection with the sale of substantially all of our wholesale and retail mortgage lending platform assets during the first quarter of 2007, we classified certain assets and liabilities related to our mortgage lending segment as a discontinued operation in accordance with the provisions of SFAS No. 144.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Our continuing operations are primarily comprised of what had been our portfolio management operations.  In addition, certain assets such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned to Indymac Bank, F.S.B, have become part of the ongoing operations of NYMT and accordingly, we have not classified such assets or liabilities as a discontinued operation in accordance with the provisions of SFAS No. 144.

The Company completed a one for two reverse stock split of its common stock in May 2008.  All share amounts and earnings per share disclosures have been restated to reflect this reverse stock split.

Significance of Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 and “Note 1 – Significant Accounting Policies” to the condensed consolidated financial statements included therein.  There have been no significant changes to those policies during 2009.

Summary of Operations

Net Interest Spread. For the three and six months ended June 30, 2009, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS, CLO and mortgage loans held in securitization trusts, which was partially offset by losses on delinquent loans held in securitization trusts and certain other expenses.  The net interest spread on our investment portfolio was 361 basis points for the quarter ended June 30, 2009, as compared to 252 basis points for the quarter ended March 31, 2009, and 143 basis points for the quarter ended June 30, 2008.

Financing. During the quarter ended June 30, 2009, we continued to employ a balanced and diverse funding mix to finance our assets.  At June 30, 2009, our Agency RMBS portfolio was funded with approximately $188.2 million of repurchase agreement borrowing, or approximately 33.2% of our total liabilities, at a weighted average interest rate of 0.53%.  The Company’s average haircut on its repurchase borrowings was approximately 6.5% at June 30, 2009. As of June 30, 2009, the loans held in securitization trusts were permanently financed with approximately $302.3 million of CDOs, or approximately 53.4% of our total liabilities, at June 30, 2009, at an average interest rate of 0.70%.  The Company has a net equity investment of $11.7 million in the securitization trusts.

At June 30, 2009 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of stockholders’ equity and our convertible preferred debentures, was 3 to 1. Excluding the convertible preferred debentures, the leverage ratio for our RMBS investment portfolio was 4.5 to 1.  Given the continued uncertainty in the credit markets, we believe that maintaining a maximum leverage ratio in the range of 6 to 8 times for our Agency RMBS portfolio and an overall Company leverage of 4 to 5 times is appropriate at this time.  To date, the Company has used cash from operating activities to purchase its alternative assets.

Prepayment Experience. The cumulative prepayment rate (“CPR”) on our overall mortgage portfolio averaged approximately 21% during the three months ended June 30, 2009, as compared to 12% for the three months ended March 31, 2009.  CPRs on our purchased portfolio of investment securities averaged approximately 20% for the three months ended June 30, 2009, as compared to 12% for the three months ended March 31, 2009.  The CPRs on our mortgage loans held in our securitization trusts averaged approximately 22% during the three months ended June 30, 2009, as compared to 12% for the three months ended March 31, 2009.  When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets.  Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity.  We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

Financial Condition

As of June 30, 2009, we had approximately $611.5 million of total assets, as compared to approximately $853.3 million of total assets as of December 31, 2008.  The decrease in total assets resulted primarily from the sale of substantially all of the CMO Agency floaters totaling approximately $193.8 million, as discussed above.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - The following tables set forth the credit characteristics of our securities portfolio as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

June 30, 2009	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency RMBS	FNMA	$228,177	$238,709	88.7%	5.15%	3.04%
Non-Agency RMBS	AA/Aa	17,140	12,340	4.6%	1.32%	18.77%
	A/A	3,648	2,627	1.0%	1.21%	9.29%
	BBB/Baa	3,553	2,100	0.8%	5.35%	18.06%
	B/B	2,443	1,533	0.6%	5.23%	15.25%
	CCC or Below	6,480	2,628	1.0%	4.38%	13.34%
	Not Rated	286	—	0.0%	5.64%	0.00%
CLO	BBB/Baa	10,400	2,543	0.9%	1.93%	22.00%
	BB/Ba	15,300	3,424	1.3%	3.23%	30.00%
	B/B	20,250	3,021	1.1%	5.83%	34.00%
Total/Weighted average		$307,677	$268,925	100.0%	4.72%	4.99%

December 31, 2008	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency RMBS	FNMA/FHLMC	$455,447	$455,871	95%	3.67%	5.99%
Non-Agency RMBS	AAA/Aaa	23,289	18,118	4%	1.27%	15.85%
	AA/Aa	609	530	0%	1.22%	4.32%
	A/A	3,648	2,828	1%	2.30%	4.08%
	CCC/Caa or Below	2,058	69	0%	5.67%	20.33%
	Not Rated	404	—	0%	5.67%	0.00%
Total/Weighted average		$485,455	$477,416	100%	3.55%	6.51%

Mortgage Loans Held in Securitization Trusts (net)- Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements.  These loans were initially classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reached a size sufficient for us to securitize such loans.  Once the securitization of these loans qualified as a financing for SFAS No. 140 purposes, the loans were then re-classified as “mortgage loans held in securitization trusts.”

New York Mortgage Trust 2006-1, qualified as a sale under SFAS No. 140, which resulted in the recording of residual assets and mortgage servicing rights.  As of June 30, 2009 the residual assets totaled $0.1 million and are included in investment securities available for sale.

The following table details mortgage loans held in securitization trusts at June 30, 2009 (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
June 30, 2009	$313,900	5.26%	$313,955	5.63%

At June 30, 2009, mortgage loans held in securitization trusts totaled approximately $314.0 million, or 51.4% of our total assets.  Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 81% of which are ARM loans that are interest only.  On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset.  No loans in our investment portfolio of mortgage loans are payment option-ARMs or ARMs with negative amortization.

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, as of June 30, 2009 (dollar amounts in thousands):

	# of Loans	Par Value	Carrying Value
Loan Characteristics:
Mortgage loans held in securitization trusts	730	$313,900	$313,955
Retained interest in securitization (included in investment securities available for sale)	298	158,582	66
Total loans held	1,028	$472,482	$314,024

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$486	$2,950	$48
Coupon Rate	5.57%	7.63%	1.63%
Gross Margin	2.34%	5.00%	1.13%
Lifetime Cap	11.19%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	313	321	277
Average Months to Reset	13	46	1
Original Average FICO Score	735	820	593
Original Average LTV	70.3	95.0	13.9

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts as of June 30, 2009 (dollar amounts in thousands):

Loans Held in SecuritizationTrusts:
	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$459	$2,950	$48
Coupon Rate	5.41%	7.63%	1.63%
Gross Margin	2.36%	5.00%	1.13%
Lifetime Cap	11.22%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	310	318	277
Average Months to Reset	10	18	1
Original Average FICO Score	734	820	593
Original Average LTV	69.8	95.0	14.0

Index / Reset  Characteriestics:
	Index Type	Weighted Average Gross Margin (%)
General Loan Characteristics:
One Month Libor	2.9%	1.73%
Six Month Libor	72.4%	2.38%
One Year Libor	24.7%	2.41%
Total / Weighted Average	100.0%	2.36%

The following table details loan summary information for loans held in securitization trusts at June 30, 2009 (dollar amounts in thousands):

Description			Interest Rate %			Final Maturity		Periodic Payment Terms (months)	Prior Liens	Original Principal of Mortgage	Current Principal of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max
Single	<= $100	11	5.88	4.00	5.01	12/01/34	11/01/35	360	NA	$ 1,524	$ 770	$ -
Family	<=$250	82	7.25	4.38	5.54	09/01/32	12/01/35	360	NA	16,687	14,620	288
	<=$500	130	7.13	2.75	5.48	10/01/32	01/01/36	360	NA	48,858	45,846	3,815
	<=$1,000	59	6.38	1.88	5.31	07/01/33	12/01/35	360	NA	44,045	42,055	1,676
	>$1,000	29	6.25	1.75	5.52	01/01/35	01/01/36	360	NA	49,402	48,821	6,247
	Summary	311	7.25	1.75	5.45	09/01/32	01/01/36	360	NA	$160,516	$152,112	$12,026
2-4	<= $100	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$ 80	$ 76	$ -
FAMILY	<=$250	6	6.75	4.38	5.75	12/01/34	07/01/35	360	NA	1,115	1,005	-
	<=$500	20	7.25	2.38	5.50	09/01/34	01/01/36	360	NA	7,456	7,229	513
	<=$1,000	4	6.88	5.38	5.91	12/01/34	08/01/35	360	NA	3,068	3,043	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	31	7.25	2.38	5.64	09/01/34	01/01/36	360	NA	$ 11,719	$ 11,353	$ 513
Condo	<= $100	16	6.00	4.00	5.35	01/01/35	12/01/35	360	NA	$ 2,119	$1,120	$ -
	<=$250	91	6.50	4.50	5.57	08/01/32	01/01/36	360	NA	18,008	16,265	426
	<=$500	81	6.88	1.75	5.35	09/01/32	12/01/35	360	NA	28,051	27,002	914
	<=$1,000	33	6.13	1.88	5.20	08/01/33	11/01/35	360	NA	24,567	22,748	546
	>$1,000	13	6.13	4.88	5.49	07/01/34	09/01/35	360	NA	20,373	19,716	-
	Summary	234	6.88	1.75	5.43	08/01/32	01/01/36	360	NA	$ 93,118	$ 86,851	$ 1,886
CO-OP	<= $100	4	5.63	4.75	5.25	10/01/34	12/01/35	360	NA	$ 1,350	$ 300	$ -
	<=$250	24	6.25	4.00	5.29	10/01/34	12/01/35	360	NA	4,710	4,287	212
	<=$500	39	6.38	1.63	5.29	08/01/34	12/01/35	360	NA	16,415	14,690	-
	<=$1,000	23	5.63	4.75	5.30	12/01/34	11/01/35	360	NA	16,424	15,777	-
	>$1,000	5	6.00	2.50	4.83	11/01/34	12/01/35	360	NA	7,544	7,021	-
	Summary	95	6.38	1.63	5.27	08/01/34	12/01/35	360	NA	$ 46,443	$ 42,075	$ 212
PUD	<= $100	3	5.63	5.25	5.38	07/01/35	08/01/35	360	NA	$ 938	$ 133	$ -
	<=$250	24	6.50	2.75	5.36	01/01/35	12/01/35	360	NA	5,090	4,479	183
	<=$500	21	7.63	2.75	5.49	08/01/32	12/01/35	360	NA	7,409	7,147	455
	<=$1,000	7	5.88	4.14	5.20	05/01/34	12/01/35	360	NA	4,746	4,562	-
	>$1,000	4	6.13	4.22	5.46	04/01/34	12/01/35	360	NA	5,233	5,188	-
	Summary	59	7.63	2.75	5.40	08/01/32	01/01/36	360	NA	$ 23,416	$ 21,509	$ 638
Summary	<= $100	35	6.63	4.00	5.27	10/01/34	12/01/35	360	NA	$ 6,011	$2,399	$ -
	<=$250	227	7.25	2.75	5.51	08/01/32	01/01/36	360	NA	45,610	40,656	1,109
	<=$500	291	7.63	1.63	5.48	08/01/32	01/01/36	360	NA	108,189	101,914	5,697
	<=$1,000	126	6.88	1.88	5.29	07/01/33	12/01/35	360	NA	92,850	88,185	2,222
	>$1,000	51	6.25	1.75	5.44	04/01/34	01/01/36	360	NA	82,552	80,746	6,247
Grand Total		730	7.63	1.63	5.42	08/01/32	01/01/36	360	NA	$335,212	$313,900	$15,275

The following table details activity for loans held in securitization trusts for the six months ended June 30, 2009.

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2009	$347,546	$2,197	$(1,406)	$348,337
Additions	—	—	—	—
Principal repayments	(33,646)	—	—	(33,646)
Provision for loan losses	—	—	(888)	(888)
Charge-offs	—	—	362	362
Amortization for premium	—	(210)	—	(210)
Balance, June 30, 2009	$313,900	$1,987	$(1,932)	$313,955

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $15.8 million at June 30, 2009 versus $9.4 million at December 31, 2008.

Restricted Cash - Restricted cash of $3.3 million at June 30, 2009 includes $3.0 million held by counterparties as collateral for hedging instruments and amounts held as collateral for two letters of credit related to the Company’s lease of office space, including its corporate headquarters.  Restricted cash of $8.0 million at December 31, 2008, includes amounts held by counterparties as collateral for hedging instruments and a repurchase agreement and amounts held as collateral for two letters of credit related to the Company’s lease of office space, including its corporate headquarters.

Accounts and accrued interest receivable - Accounts and accrued interest receivable includes accrued interest receivable for the investment securities and mortgage loans held in securitization trusts.

Prepaid and other assets - Prepaid and other assets totaled $2.2 million as of June 30, 2009 and $1.2 million as of December 31, 2008.  Prepaid and other assets consist mainly of $0.5 million of capitalization expenses related to equity and bond issuance costs, $0.7 million related to insurance costs and $0.2 million of capitalized servicing costs related to our securitization accounted for as a sale.

Assets Related to Discontinued Operation:

Mortgage Loans Held for Sale (net) - Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as mortgage loans held for sale.  We had mortgage loans held for sale (net) of $4.1 million at June 30, 2009 as compared to $5.4 million at December 31, 2008.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of June 30, 2009 and December 31 2008, there were approximately $188.2 million and $402.3 million of repurchase borrowings outstanding, respectively.  Our repurchase agreements typically have terms of 30 days or less.  As of June 30, 2009, the current weighted average borrowing rate on these financing facilities was 0.53% as compared to 2.62% as of December 31, 2008.

Collateralized Debt Obligations - As of June 30, 2009 and December 31, 2008, we have CDOs outstanding of approximately $302.3 million and $335.6 million, respectively, with an average interest rate of 0.70% and 0.85%, respectively.

Subordinated Debentures - As of June 30, 2009, we have trust preferred securities outstanding of $44.8 million with an average interest rate of 6.13%.  As of December 31, 2008, we had trust preferred securities outstanding of $44.6 million with an average interest rate of 6.61%. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of our consolidated balance sheet.

Convertible Preferred Debentures - As of June 30, 2009 and December 31, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding with an aggregate redemption value of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Company declared a 2009 second quarter common stock dividend rate of $0.23 resulting in an increase in the Series A Preferred Stock dividend rate to 11.5% in the second quarter.  The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference.  Pursuant to SFAS No. 150, because of this mandatory redemption feature, we classify these securities as convertible preferred debentures in the liability section of our balance sheet.

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

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements.  We minimize this risk by limiting our counterparties to major financial institutions with good credit ratings.  The Company regularly monitors the potential risk of loss with any one party resulting from this type of credit risk.  In addition, the Company has in place with all outstanding swap counterparties bi-lateral margin agreements thereby requiring a party to post collateral to the Company for any valuation deficit.  This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default. Accordingly, we do not expect any material losses as a result of default by other parties.

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

The following table summarizes the estimated fair value of derivative assets and liabilities as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	June 30, 2009	December 31, 2008
Derivative Assets:
Interest rate caps	$18	$22
Total	$18	$22
Derivative Liabilities:
Interest rate swaps	$3,053	$4,194
Total	$3,053	$4,194

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at June 30, 2009 was $45.6 million and included $3.0 million of net unrealized losses on available for sale securities and cashflow hedges presented as accumulated other comprehensive loss.

Results of Operations

Overview of Performance

For the three and six months ended June 30, 2009 we reported net income of $2.5 million and $4.6 million, respectively, as compared to a net income of $1.3 million and a net loss of 20.0 million, for the same periods in 2008.

The main components of the change in net income (loss) for the three and six months ended June 30, 2009 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three months Ended June 30,			For the Six months Ended June 30,
	2009	2008	Difference	2009	2008	Difference
Net interest income from investment securities and loans held in securitization trusts	$5,574	$3,964	$1,610	$11,029	$6,703	$4,325
Net interest income	4,158	2,499	1,659	8,252	3,773	4,479
Provision for loan losses	(259)	(22)	(237)	(888)	(1,455)	567
Realized gain (loss) on securities and related hedges	141	(83)	224	264	(19,931)	20,195
Total expenses	1,602	1,960	358	3,172	3,391	(219)
Income (loss) from continuing operations	2,438	434	2,004	4.,337	(21,004)	25,341
Income from discontinued operation - net of tax	109	829	(720)	264	1,009	(745)
Net income (loss)	$2,547	$1,263	$1,284	$4,601	$(19,995)	$24,596
Basic income (loss) per common share	$0.27	$0.14	$0.13	$0.49	$(2.77)	$3.26
Diluted income (loss) per common share	$0.27	$0.14	$0.13	$0.49	$(2.77)	$3.26

The increase in net income of $1.3 million for the quarter ended June 30, 2009 as compared to the same period in the previous year was due mainly to an increase in net interest margin on the Agency RMBS portfolio and on the loans held in securitization trusts. The improved net interest margin for our portfolio was due mainly to the sale of the lower yielding Agency CMO floaters in March and April of 2009 as well as improved borrowing costs for the Company’s borrowings.

The $24.6 million improvement in net income was due primarily to significantly improved operating conditions and a lower interest rate environment during the six months ended June 30, 2009 as compared to the previous year.  Lower interest rates during the six months ended June 30, 2009 resulted in an a $4.5 million improvement in net interest margin as compared to the six months ended June 30, 2008.  The large loss recorded in the 2008 first quarter was primarily a result of the March 2008 market disruption and the Company’s response to such disruption.  The Company sold an aggregate of $592.8 million of Agency RMBS in its portfolio during March 2008 in an effort to reduce its leverage and improve its liquidity position in response to the market disruption of March 2008, and incurred a loss of $15.0 million.  In addition, the Company terminated a total of $517.7 million of notional interest rate swaps in the quarter ended June 30, 2008, resulting in a realized loss of $4.8 million.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect the net interest spread earned on our investment portfolio of Agency RMBS, non-Agency RBMS, residential mortgage loans, and to a lesser extent, CLOs.  The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.  Loan losses due to defaults and repurchase obligations may also negatively impact our earnings.

The following tables set forth the changes in net interest income, yields earned on securities and mortgage loans and rates on financial arrangements for the three and six months ended June 30, 2009 and 2008 (dollar amounts in thousands, except as noted):

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$629.0	$7,819	4.97%	$897.5	$10,912	4.86%
Amortization of net premium	(28.5)	(198)	0.12%	1.8	(157)	(0.08)%
Interest income/weighted average	$600.5	$7,621	5.09%	$899.3	$10,755	4.78%

Interest expense:
Investment securities and loans held in the securitization trusts	$545.8	$2,047	1.48%	$800.9	$6,791	3.35%
Subordinated debentures	45.0	808	7.10%	45.0	896	7.88%
Convertible preferred debentures	20.0	608	12.03%	20.0	569	11.25%
Interest expense/weighted average	$610.8	$3,463	2.24%	$865.9	$8,256	3.77%
Net interest income/weighted average		$4,158	2.85%		$2,499	1.01%

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$713.8	$16,255	4.55%	$958.5	$24,258	5.06%
Amortization of net premium	(15.0)	(49)	0.09%	0.8	(250)	(0.05)%
Interest income/weighted average	$698.8	$16,206	4.64%	$959.3	$24,008	5.01%

Interest expense:
Investment securities and loans held in the securitization trusts	$618.3	$5,177	1.67%	$879.1	$17,305	3.89%
Subordinated debentures	45.0	1,632	7.25%	45.0	1,855	8.15%
Convertible preferred debentures	20.0	1,145	11.45%	20.0	1,075	10.63%
Interest expense/weighted average	$683.3	$7,954	2.33%	$944.1	$20,235	4.24%
Net interest income/weighted average		$8,252	2.31%		$3,773	0.77%

The following table sets forth, among other things, the net interest spread, since inception, for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trusts, excluding the costs of our subordinated debentures and convertible preferred debentures.

Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Constant Prepayment Rate (CPR)
June 30, 2009	$600.5	4.99%	5.09%	1.48%	3.61%	21.4%
March 31, 2009	$797.2	4.22%	4.31%	1.79%	2.52%	12.3%
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%
September 30, 2008	$874.5	4.81%	4.72%	3.36%	1.36%	13.8%
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%	14.0%
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%	13.0%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%	19.0%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%	21.0%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%	21.0%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%	19.2%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%	17.2%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%	20.7%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%	19.8%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%	18.7%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%	26.9%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%	29.7%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%	30.5%
March 31, 2005	$1,477.9	4.39%	4.01%	2.86%	1.15%	29.2%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%	23.7%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%	16.0%

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended June 30			For the Six Months Ended June 30
Expenses:	2009	2008	% Change	2009	2008	% Change
Salaries and benefits	$472	$417	13.2%	$1,013	$730	38.8%
Professional fees	357	346	3.2%	698	698	—
Management fees	245	184	33.2%	427	293	45.7%
Insurance	95	300	(68.3)%	187	392	(52.3)%
Other	433	713	(39.3)%	847	1,278	(33.7)%
Total Expenses	$1,602	$1,960	(18.3)%	$3,172	$3,391	(6.5)%

The decrease in expenses of approximately $0.4 million for the three months ended June 30, 2009 as compared to the same period in 2008 is primarily due to $0.5 million in non-recurring charges in the three months ended June 30, 2008 related to a penalty fee paid to certain holders of the Company’s common stock pursuant to common stock registration rights agreement with such holders.  Expenses for the six months ended June 30, 2008 include non-recurring penalty fees paid totaling approximately $0.7 million related to certain holders of the Company’s common stock pursuant to the Common Stock Registration Rights Agreement.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs.  We recognize the need to have funds available for our operating businesses and meet these potential cash requirements.  Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends.  In addition, depending on market conditions, the sale of investment securities such as the recently completed disposition of the Agency CMO floaters from our portfolio, or capital market transactions may provide additional liquidity.  We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.  At June 30, 2009, we had cash balances of $15.8 million, $56.3 million in unencumbered securities, including $35.7 million in Agency RMBS, and borrowings of $188.2 million under outstanding repurchase agreements.  At June 30, 2009, we also utilized longer-term capital resources, including CDOs outstanding of $302.3 million, subordinated debt of $44.8 million and $19.8 million of convertible preferred debentures.  Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.  However, should further volatility and deterioration in the broader credit, residential mortgage and RMBS markets occur in the future, we cannot assure you that our existing sources of liquidity will be sufficient to meet our liquidity requirements during the next 12 months.

To finance our RMBS investment portfolio, we generally seek to borrow between six and eight times the amount of our equity.  At June 30, 2009, our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and the convertible preferred debentures, was 3:1; excluding the convertible preferred debentures our leverage ratio was 4.5:1. As of June 30, 2009, our investment in CLO and non-Agency RMBS was unlevered.  We currently intend to finance our alternative assets with cash from operations, as we expect financing for these types of assets to remain challenging in the near future.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions as of June 30, 2009.  These agreements are secured by our RMBS and bear interest rates that have historically moved in close relationship to LIBOR.  Our borrowings under repurchase agreements are based on the fair value of our RMBS portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.  Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time.  If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice.  Moreover, in the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof.  If we are unable to secure financing from a new counterparty and had to surrender the collateral, we could incur a significant loss.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At June 30, 2009, we had $121.3 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.  The weighted average maturity of the swaps was 3.1 years at June 30, 2009.

Our inability to sell approximately $4.1 million, net of loan loss reserve, of mortgage loans we own could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.  While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; during the past year we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans.  The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit.  As of June 30, 2009, the amount of repurchase requests outstanding was approximately $1.5 million, against which we had a reserve of approximately $0.4 million.  We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all.  If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected.  In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

We paid a fourth quarter 2008 cash dividend of $0.10 in January 2009, a first quarter 2009 cash dividend of $0.18 per common share in April 2009 and a second quarter 2009 dividend of $0.23 per common shares in July 2009 to common stockholders of record as of June 30, 2009.

On January 31, 2009 we paid the 2008 fourth quarter $0.50 per share cash dividend, or $0.5 million in the aggregate, on shares of the Series A Preferred Stock to holders of record on December 31, 2008.  On April 30, 2009, we paid a $0.50 per share cash dividend, or $0.5 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of March 31, 2009 and on July 30, 2009, we paid a $0.575 per share cash dividend, or $0.6 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of June 30, 2009.  As described above, pursuant to the terms of the Series A Preferred Stock, we are required to increase the quarterly dividend on the Series A Preferred Stock, on a pro rata basis, to the extent our future quarterly common stock dividends exceed $0.20 per share. Our board of directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our board of directors declares a dividend.

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

For the three and six months ended June 30, 2009, we paid HCS a base advisory fee of $0.2 million and $0.4 million, respectively, and  incentive compensation of $43,925 and $43,925, respectively.

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

Based on the results of the model, as of June 30, 2009, changes in interest rates would have the following effect on net interest income: (dollar amounts in thousands)

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(5,365)
+100	$(2,656)
-100	$(5,314)

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

Our principal sources of liquidity are the repurchase agreements on our RMBS, the CDOs we have issued to finance our loans held in securitization trusts, the principal and interest payments from mortgage assets and cash proceeds from the issuance of equity securities. We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

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

We mitigate prepayment risk by constantly evaluating our mortgage assets relative to prepayment speeds observed for assets with a similar structure, quality and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances. Historically, we have not hedged 100% of our liability costs due to prepayment risk.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of June 30, 2009 consisted of approximately $314.0 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with average loan-to-value (“LTV”) ratio at origination of approximately 69.7%, and average borrower FICO score of approximately 734. In addition approximately 70.0% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default, on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of June 30, 2009, we owned approximately $21.2 million on non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized price of approximately 63% of par.  The price discount coupled with the credit support within the bond structure protects the Company from principal loss under most stress scenarios.  In addition, we own approximately $9.0 million of collateralized loan obligations at a discounted price of approximately 20% of par.  The securities are backed by a portfolio of middle market corporate loans.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of June 30, 2009, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held for in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation secondary market prices were given minimal weighting when arriving at loan valuations at June 30, 2009 and December 31, 2008.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of June 30, 2009, using a discounted cash flow simulation model. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
(Amount in thousands)
+200	$ (5,058)	1.00 years
+100	$ (2,506)	0.75 years
Base	—	0.36 years
-100	$ 1,274	0.24 years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

Results of 2009 Annual Meeting of Stockholders

The Company’s 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held in New York, New York on Tuesday, June 9, 2009. The information below is a summary of the voting results for the three proposals that were considered and voted upon at the meeting.

Election of Directors

Each of the individuals listed below was duly elected as a director of the Company to serve until the 2010 Annual Meeting of Stockholders or until his successor is duly elected and qualified.  Set forth below are the results of the vote for the election of directors:

Name	Votes For	Votes Withheld
Steven M. Abreu	9,626,529	16,533
James J. Fowler	9,627,579	16,483
Alan L. Hainey	9,627,182	16,880
Steven R. Mumma	9,627,003	17,059
Steven G. Norcutt	9,627,180	16,882

Other Business

At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s charter and ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. A complete description of each of these proposals is included in the Company’s definitive proxy statement filed with the SEC on April 28, 2009.  Set forth below are the results of the shareholder vote on these proposals.

Proposal	Votes For	Votes Against	Abstentions
Charter Amendment	8,094,394	1,372,061	177,601
Ratification of Accountants for 2009	9,634,048	3,551	6,462

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 7, 2009	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1(a)
Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008).

3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008).

3.1(f)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed on June 15, 2009).

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