Form 10-Q
period 2009-09-30
NEW YORK MORTGAGE TRUST INC
filed 2009-11-06
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on November 3, 2009 was 9,419,094.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$22,403	$9,387
Restricted cash	3,359	7,959
Investment securities - available for sale, at fair value (including pledged securities of $208,327 and $456,506, respectively)	282,594	477,416
Accounts and accrued interest receivable	2,623	3,095
Mortgage loans held in securitization trusts (net)	290,940	348,337
Derivative assets	15	22
Prepaid and other assets	1,636	1,230
Assets related to discontinued operation	4,544	5,854
Total Assets	$608,114	$853,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$194,745	$402,329
Collateralized debt obligations	280,223	335,646
Derivative liabilities	3,025	4,194
Accounts payable and accrued expenses	5,095	3,997
Subordinated debentures (net)	44,823	44,618
Convertible preferred debentures (net)	19,814	19,702
Liabilities related to discontinued operation	2,240	3,566
Total liabilities	549,965	814,052
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 authorized, 9,419,094 and 9,320,094, shares issued and outstanding, respectively	94	93
Additional paid-in capital	144,838	150,790
Accumulated other comprehensive income/(loss)	8,853	(8,521)
Accumulated deficit	(95,636)	(103,114)
Total stockholders’ equity	58,149	39,248
Total Liabilities and Stockholders’ Equity	$608,114	$853,300

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE:
Interest income-investment securities and loans held in securitization trusts	$7,994	$10,324	$24,200	$34,332
Interest expense-investment securities and loans held in securitization trusts	1,864	6,692	7,041	23,997
Net interest income from investment securities and
loans held in securitization trusts	6,130	3,632	17,159	10,335
Interest expense – subordinated debentures	(785)	(913	(2,417)	(2,768)
Interest expense – convertible preferred debentures	(662)	(537	(1,807)	(1,612)
Net interest income	4,683	2,182	12,935	5,955
OTHER EXPENSE:
Provision for loan losses	(526)	(7	(1,414)	(1,462)
Impairment loss on investment securities	—	—	(119)	—
Realized gain (loss) on securities and related hedges	359	4	623	(19,927)
Total other expense	(167)	(3	(910)	(21,389)
EXPENSE:
Salaries and benefits	473	258	1,486	988
Professional fees	323	367	1,021	1,065
Management fees	508	186	935	479
Insurance	171	275	358	668
Other	400	349	1,247	1,626
Total expenses	1,875	1,435	5,047	4,826
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,641	744	6,978	(20,260)
Income from discontinued operation - net of tax	236	285	500	1,294
NET INCOME (LOSS)	$2,877	$1,029	$7,478	$(18,966)
Basic income (loss) per common share	$0.31	$0.11	$0.80	$(2.39)
Diluted income (loss) per common share	$0.30	$0.11	$0.78	$(2.39)
Dividends declared per common share	$0.25	$0.16	$0.66	$0.44
Weighted average shares outstanding-basic	9,406	9,320	9,349	7,924
Weighted average shares outstanding-diluted	11,906	9,320	11,849	7,924

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2009

(dollar amounts in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income	Total
Balance, January 1, 2009	$93	$150,790	$(103,114)	$(8,521)		$39,248
Net income	—	—	7,478	—	$7,478	7,478
Restricted Stock issuance	1	224				225
Dividends declared	—	(6,176)	—	—	—	(6,176)
Reclassification of gain for sales of investment – available for sale securities	—	—	—	141	141	141
Increase in fair value of derivative instruments utilized for cash flow hedges	—	—	—	1,898	1,898	1,898
Comprehensive income	—	—	—	—	$24,852
Balance, September 30, 2009	$94	$144,838	$(95,636)	$8,853)		$58,149

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$7,478	$(18,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,069	1,044
Accretion/amortization of discount/premium on investment securities and mortgage loans held in securitization trusts	(126)	819
Realized (gain) loss on securities and related hedges	(623)	19,927
Impairment loss on investment securities	119	—
Provision for loan losses	1,414	1,520
Loans held for sale lower of cost or market adjustments	307	—
Restricted stock compensation expense	224	—
Changes in operating assets and liabilities:
Proceeds from sales or repayments of mortgage loans held for sale	975	2,732
Accounts and accrued interest receivable	480	48
Prepaid and other assets	(409)	207
Due to loan purchasers	(192)	117
Accounts payable and accrued expenses	(1,297)	(1,221)
Net cash provided by operating activities	9,419	6,227

Cash Flows from Investing Activities:
Decrease in restricted cash	4,600	7,237
Purchases of investment securities	(43,440)	(850,609)
Proceeds from sales of investment securities	198,494	625,986
Principal repayments received on mortgage loans held in securitization trusts	55,473	70,815
Principal paydowns on investment securities - available for sale	56,453	64,043
Net cash provided by (used in) investing activities	271,580	(82,528)

Cash Flows from Financing Activities:
Proceeds from common stock issued (net)	—	56,544
Proceeds from convertible preferred debentures (net)	—	19,590
Payments from termination of swaps	—	(8,333)
(Decrease) increase in financing arrangements	(207,584)	90,581
Dividends paid	(4,753)	(2,610)
Payments made on collateralized debt obligations	(55,646)	(71,672)
Net cash (used in) provided by financing activities	(267,983)	84,100
Net Increase in Cash and Cash Equivalents	13,016	7,799
Cash and Cash Equivalents - Beginning of Period	9,387	5,508
Cash and Cash Equivalents - End of Period	$22,403	$13,307

Supplemental Disclosure:
Cash paid for interest	$10,092	$28,030
Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$2,355	$1,491
Restricted stock grants	$523	$—

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

1.  restart Organization and Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc. together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”) is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily residential adjustable rate mortgage-backed securities issued by a United States government-sponsored enterprise (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans, and/or prime ARM loans. We refer to residential adjustable rate mortgage-backed securities throughout this Quarterly Report on Form 10-Q as “RMBS” and RMBS issued by a GSE as “Agency RMBS”. We also invest, although to a lesser extent, in certain alternative real estate related and financial assets that present greater credit risk and less interest rate risk than our current RMBS investments and prime ARM loans which may include, among other things, non-Agency RMBS, certain non-rated residential mortgage assets, commercial mortgage-backed securities, commercial real estate loans, collateralized loan obligations and other similar investments.  We refer to our investment in these alternative assets as our “alternative investment strategy.” We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets, which we refer to as our net interest income.

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

Basis of Presentation - The condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries.  All significant intercompany amounts have been eliminated.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

New Accounting Pronouncements - In June 2009, the Financial Accounting Statements Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (Codification “ASC”) and the Hierarchy of GAAP ("SFAS No. 168").  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of GAAP and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative.  SFAS No. 168 is effective for financial statements issued for fiscal years ending after September 15, 2009 and interim periods within those fiscal years, and will therefore became effective for us as of September 30, 2009. Due to the nature of this pronouncement, we do not anticipate that the adoption of SFAS No. 168 will have a material impact on our results of operations and financial condition.

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.  EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest, be recorded as an increase to additional paid-in capital.  The Company accounts for this tax benefit as a reduction to income tax expense.  EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2008. The Company adopted the provisions of EITF Issue No. 06-11 during the first quarter of 2009.  The adoption of EITF Issue No. 06-11 did not have a material effect on the Company’s condensed consolidated financial statements.  EITF issue No. 6-11 has been incorporated into ASC 718 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.

In December 2007, the Financial Accounting Statements Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and issued SFAS No. 141(R) Business Combinations.  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and it stipulates that acquisition related costs be generally expensed rather than included as part of the basis of the acquisition.  SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS No. 141(R) is effective for all transactions the Company closes, on or after January 1, 2009.  The Company adopted SFAS No. 141(R) as of January 1, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements. SFAS No. 141(R) has been incorporated into ASC 805 Business Combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements the Company issues for fiscal years beginning after November 15, 2008, with early application encouraged.  Because SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not affect the Company’s financial condition, results of operations or cash flows. The Company adopted SFAS No. 161 in the first quarter of 2009 and as a result expanded the footnote disclosure included in the condensed consolidated financial statements (see note 4).  SFAS No. 161 has been incorporated into ASC 815 Derivatives and Hedging.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires the initial proceeds from the sale of our convertible preferred debentures to be allocated between a liability component and an equity component.  The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense.  The FSP No. APB 14-1 is effective for our fiscal year beginning on January 1, 2009 and requires retrospective application. The Company adopted FSP as of January 1, 2009 and it had no impact on the Company’s condensed consolidated financial statements. FSP No. APB 14-1 has been incorporated into ASC 470 Debt, with Conversion and Other Options.

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active “FSP No. 157-3” clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP No. 157-3 did not have a significant impact on the Company’s determination of fair value for its financial assets. FSP SFAS No. 157-3 has been incorporated into ASC 820 Fair Value Measurements and Disclosures.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased as well as on identifying circumstances that indicate that a transaction is not orderly. FSP No. 157-4 provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). FSP No. 157-4 further amends SFAS No. 157 to require the disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  FSP No. 157-4 is effective for the Company’s interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company adopted FSP SFAS No. 157-4 did not have a material impact on the Company’s condensed consolidated financial statements. FSP SFAS No. 157-4 has been incorporated into ASC 320 Accounting for Debt Securities After an Other-than-temporary Impairment.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance on the recognition, presentation and disclosure of losses in earnings for the impairment of investments in debt securities when changes in fair value of those securities are not regularly recognized in earnings (other-than-temporary impairment for debt securities).  This FSP also requires additional disclosures regarding expected cash flows, credit losses, and aging of securities with unrealized losses. Under this FSP, an other than temporary impairment is taken if the Company intends or is forced to sell the related debt security before its anticipated recovery with any impairment charge recognized in the statements of operations. Realized credit losses are also recognized in the statement of operations. The FSP is effective for the Company’s interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. The Company adopted FSP SFAS No. 115-2 and FSP SFAS No. 124-2 and it did not have a material impact on the Company’s condensed consolidated financial statements. FSP SFAS No. 115-2 and SFAS No. 124-2 has been incorporated into ASC 825 Financial Instruments, Fair Value Option and ASC 270 Interim Reporting.

In June 2009, the FASB issued SFAS No. 165, Subsequent Events which is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS No. 165 in the second quarter of 2009 and has evaluated all events or transactions through November 6, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements. SFAS No. 165 has been incorporated into ASC 855 Subsequent Events.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. The SFAS No. 166 will update ASC 810 Consolidation. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation (“FASB ASC 810”) and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact of adopting SFAS No. 167.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Measuring Liabilities at Fair Value. The update clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement.  The update is effective for the first interim or annual reporting period beginning after its issuance. The update did not have a material effect on our consolidated financial statements.

2.  Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of September 30, 2009 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$218,202	$6,687	$—	$224,889
Non-Agency RMBS	42,889	4,133	(2,637)	44,385
Collateralized Loan Obligations	8,988	4,332	—	13,320
Total	$270,079	$15,152	$(2,637)	$282,594

(1)	- Agency RMBS only includes Fannie Mae securities at September 30, 2009.

Investment securities available for sale consist of the following as of December 31, 2008 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$454,653	$1,316	$(98)	$455,871
Non-Agency RMBS	25,724	—	(4,179)	21,545
Total	$480,377	$1,316	$(4,277)	$477,416

(1)	- Agency RMBS carrying value included $354.4 million of Fannie Mae and $101.5 million of Freddie Mac securities.

The Company commenced its alternative investment strategy by purchasing $46.0 million face amount of CRATOS CLO I collateralized loan obligations (“CLO”) on March 31, 2009 at a purchase price of approximately $9.0 million. This transaction settled on April 7, 2009. This marked the Company’s first investment under its alternative investment strategy.  In addition, during the second and third quarters of 2009 the Company opportunistically purchased approximately $45.0 million current par value of non-Agency RMBS at an average cost of 60.2% of par.    The $45.0 million current par value of non-Agency RMBS purchased were previously rated AAA (at issuance) and represent the senior cashflows of the applicable deal structures.

During March 2009, the Company determined that the Agency collateralized mortgage obligations (“CMO”) floaters in its portfolio were no longer producing acceptable returns and initiated a program for the purpose of disposing of these securities. The Company disposed approximately $159.5 million in current par value of Agency CMO floaters during March 2009, with the balance of the Agency CMO floaters, or $34.3 million in current par value, in its portfolio being sold in April 2009, for an aggregate disposition of approximately $193.8 million in current par value of Agency CMO floaters and a net gain of approximately $0.1 million.  As a result of this sale program, the Company incurred an additional impairment of $0.1 million in the quarter ended March 31, 2009 as the Company intended to sell their Agency CMO floaters.

The following tables set forth the stated reset periods and weighted average yields of our investment securities at September 30, 2009 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$—	—	$94,064	3.30%	$130,825	4.50%	$224,889	4.00%
Non-Agency RMBS	19,365	8.47%	8,597	7.47%	16,423	12.52%	44,385	9.77%
CLO	13,320	22.25%	—	—	—	—	13,320	22.25%
Total/Weighted Average	$32,685	14.09%	$102,661	3.64%	$147,248	5.39%	$282,594	5.76%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2008 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$197,675	8.54%	$66,910	3.69%	$191,286	4.02%	$455,871	5.99%
Non-Agency RMBS (1)	21,476	14.11%	—	—	69	16.99%	21,545	14.35%
Total/Weighted Average	$219,151	9.21%	$66,910	3.69%	$191,355	4.19%	$477,416	6.51%

(1)	The NYMT retained securities includes $0.1 million of residual interests related to the NYMT 2006-1 transaction.

The following table presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.  (dollar amounts in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Non-Agency RMBS	$2,134	$128	$13,492	$2,509	$15,626	$2,637
Total	$2,134	$128	$13,492	$2,509	$15,626	$2,637

The following table presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Agency RMBS	$9,406	$98	$—	$—	$9,406	98
Non-Agency RMBS	18,649	4,179	—	—	18,649	4,179
Total	$28,055	$4,277	$—	$—	$28,055	4,277

As of September 30, 2009 and the date of this filing, we either do not have the intent to sell or we believe that it is more likely than not that we will not have to sell our portfolio of securities which are currently in unrealized loss positions for the foreseeable future.  In assessing the Company’s ability to hold its securities, it considers the significance of each investment and the amount of impairment, as well as the Company’s current and anticipated leverage capacity and liquidity position.  In addition, the Company anticipates collecting principal repayments in amounts sufficient to recover the amortized cost of the related non-Agency RMBS and anticipates that credit losses will not exceed the purchased discount. Should conditions change that would require us to sell securities at a loss or for liquidity reasons, we may no longer be able to assert that we will not have to sell our portfolio of securities which are currently in an unrealized loss position for the foreseeable future, in which case we would then be required to record impairment charges related to these securities.

The majority of the Company’s Agency RMBS that are classified as investment securities available for sale are pledged as collateral for borrowings under financing arrangements (see note 5).

3.  Mortgage Loans Held in Securitization Trusts (net)

Mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	September 30, 2009	December 31, 2008
Mortgage loans principal amount (1)	$291,423	$347,546
Deferred origination costs – net	1,840	2,197
Reserve for loan losses	(2,323)	(1,406)
Total	$290,940	$348,337

(1)	Includes $1.3 million and $1.9 million in real estate owned through foreclosure as of September 30, 2009 and December 31, 2008, respectively.

Reserve for Loan losses - The following table presents the activity in the Company’s reserve for loan losses on mortgage loans held in securitization trusts for the nine months ended September 30, 2009 and 2008 (dollar amounts in thousands).

	September 30,
	2009	2008
Balance at beginning of period	$1,406	$1,647
Provisions for loan losses	1,414	1,433
Charge-offs	(497)	(1,674)
Balance at the end of period	$2,323	$1,406

On a ongoing basis, the Company evaluates the adequacy of its reserve for loan losses.  The Company’s reserve for loan losses at September 30, 2009 was $2.3 million, representing 80 basis points of the outstanding principal balance of loans held in securitization trusts as compared to 40 basis points as of December 31, 2008.  As part of the Company’s reserve adequacy analysis, management will access an overall level of reserves while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, collateral value, delinquency status, borrower’s current economic and credit status and other relevant factors.

All of the Company’s mortgage loans held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDO”) issued by the Company (see note 6).  As of September 30, 2009, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and the amount of CDO’s outstanding, was $10.7 million.

The following tables set forth delinquent mortgage loans in our securitization trusts as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

September 30, 2009
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$76	0.03%
61-90	5	3,219	1.10%
90+	26	13,145	4.51%
Real estate owned through foreclosure	3	1,260	0.43%

December 31, 2008
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,363	0.39%
61-90	1	263	0.08%
90+	13	5,734	1.65%
Real estate owned through foreclosure	4	1,927	0.55%

4.  Derivative Instruments and Hedging Activities

The Company enters into derivatives instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps and caps entered into to reduce interest expense costs related to our repurchase agreements, CDO’s and our subordinated debentures. The Company’s interest rate swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its short term repurchase agreements.  There were no costs incurred at the inception of our interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.  The Company’s interest rate swap notional amounts are based on an amortizing schedule fixed at the start date of the transaction.  The Company’s interest rate cap transactions are designated as cashflow hedges against the benchmark interest rate risk associated with the CDO’s and the subordinated debentures.  The interest rate cap transactions were initiated with an upfront premium that is being amortized over the life of the contract.

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the hedging instrument and the hedged liability contemporaneously.  The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective” when using the matched term basis.

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.  The Company’s derivative instruments are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  The Company’s derivative instruments are designated as “cash flow hedges,” changes in their fair value are recorded in accumulated other comprehensive income/(loss), provided that the hedges are effective.  A change in fair value for any ineffective amount of the Company’s derivative instruments would be recognized in earnings.  The Company has not recognized any change in the value of its existing derivative instruments through earnings as a result of ineffectiveness of any of its hedges.

The following table presents the fair value of derivative instruments and their location in the Company’s condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively (amounts in thousands):

Derivative Designated as Hedging	Balance Sheet Location	September 30, 2009	December 31, 2008
Interest Rate Caps	Derivative Assets	$15	$22
Interest Rate Swaps	Derivative Liabilities	3,025	4,194

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income/(loss) for the nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Nine Months Ended September 30
Derivative Designated as Hedging Instruments	2009	2008
Accumulated other comprehensive income/(loss) for derivative instruments:
Balance at beginning of the period	$(5,560)	$(1,951)
Unrealized gain on interest rate caps	729	602
Unrealized gain on interest rate swaps	1,169	1,481
Reclassification adjustment for net gains/losses included in net income for hedges	—	—
Balance at the end of the period	$(3,662)	$132

The Company estimates that over the next 12 months, approximately $2.5 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income/(loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$157	$171	$485	$528
Interest expense-subordinated debentures	90	77	252	218
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	799	167	2,464	285

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company is unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of September 30, 2009 and December 31, 2008.  The Company had $3.2 million and $4.2 million of restricted cash related to margin posted for Swaps as of September 30, 2009 and December 31, 2008, respectively.

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009		December 31, 2008
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$2,260	2.99%	$2,960	3.00%
Over 30 days to 3 months	4,180	2.99	5,220	3.00
Over 3 months to 6 months	5,770	2.99	7,770	2.99
Over 6 months to 12 months	19,100	2.98	13,850	2.99
Over 12 months to 24 months	54,700	3.01	48,640	2.99
Over 24 months to 36 months	10,140	3.01	34,070	3.03
Over 36 months to 48 months	17,760	3.08	7,560	3.01
Over 48 months	—	—	17,200	3.08
Total	$113,910	3.01%	$137,270	3.01%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDO’s and the subordinated debentures. The interest rate caps associated with the CDO’s are amortizing contractual notional schedules determined at origination and had $411.4 million and $456.9 million outstanding as of September 30, 2009 and December 31, 2008, respectively.  These interest rate caps are utilized to cap the interest rate on the CDO’s at a fixed-rate when one month LIBOR exceeds a predetermined rate.  In addition, the Company has an interest rate cap contract on $25.0 million of subordinated debentures that effectively caps three month LIBOR at 3.75% until March 31, 2010.

5.  Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its agency RMBS portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At September 30, 2009, the Company had repurchase agreements with an outstanding balance of $194.7 million and a weighted average interest rate of 0.39%.  As of December 31, 2008, the Company had repurchase agreements with an outstanding balance of $402.3 million and a weighted average interest rate of 2.62%.  At September 30, 2009 and December 31, 2008, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $208.3 million and $456.5 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of September 30, 2009, the average days to maturity for all repurchase agreements are 25 days.  The Company had outstanding repurchase agreements with five different financial institutions as of September 30, 2009 and six as of December 31, 2008.

As of September 30, 2009, our Agency RMBS are financed with $194.7 million of repurchase agreement funding with an advance rate of 93.6% that implies an overall haircut of 6.4%.

As of September 30, 2009, the Company had $22.4 million in cash and $74.3 million in unencumbered investment securities to meet additional haircut or market valuation requirements including $60.9 million of RMBS, of which $16.6 million are Agency RMBS.

6.  Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company.  As of September 30, 2009 and December 31, 2008, the Company had CDOs outstanding of $280.2 million and $335.6 million, respectively.  As of September 30, 2009 and December 31, 2008, the current weighted average interest rate on these CDOs was 0.63% and 0.85%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $291.4 million and $347.5 million at September 30, 2009 and December 31, 2008, respectively.  The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of September 30, 2009 and December 31, 2008, had a net investment in the securitizations trusts after loan loss reserves of $10.7 million and $12.7 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $411.4 million as of September 30, 2009 and an aggregate notional amount of $456.9 million as of December 31, 2008, which are recorded as derivative assets of the Company.  The interest rate caps are carried at fair value and totaled $14,535 as of September 30, 2009 and $18,575 as of December 31, 2008, respectively.  The interest rate cap reduces interest rate risk exposure on these transactions.

7.  Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.

Balance Sheet Data

The components of assets related to the discontinued operation as of September 30, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

	September 30, 2009	December 31, 2008
Accounts and accrued interest receivable	$20	$26
Mortgage loans held for sale (net)	4,096	5,377
Prepaid and other assets	428	451
Total assets	$4,544	$5,854

The components of liabilities related to the discontinued operation as of September 30, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

	September 30, 2009	December 31, 2008
Due to loan purchasers	$354	$708
Accounts payable and accrued expenses	1,886	2,858
Total liabilities	$2,240	$3,566

Statements of Operations Data

The statements of operations of the discontinued operation for the three and nine months ended September 30, 2009 and 2008 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$395	$203	$905	$1,136
Expenses	159	(82)	405	(158)
Income from discontinued operation-net of tax	$236	$285	$500	$1,294

8.  Commitments and Contingencies

Loans Sold to Investors - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business, however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company did not repurchase any loans during the nine months ended September 30, 2009.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of September 30, 2009, we had a total of $1.5 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2009, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases - The Company leases its corporate office and equipment under short-term lease agreements expiring at various dates through 2013.  All such leases are accounted for as operating leases.  Total lease expense for property and equipment amounted to $0.1 million and $0.2 million for the three and nine months ended September 30, 2009.

Letters of Credit – The Company maintains a letter of credit in the amount of $0.2 million in lieu of a cash security deposit for its current corporate headquarters, located at 52 Vanderbilt Avenue in New York City, for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary.  This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

9.  Concentrations of Credit Risk

At September 30, 2009, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts. At December 31, 2008, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1, The Company sold all the retained interests related to NYMT 2006-1 during the quarter ended September 30, 2009. At September 30, 2009 and December 31, 2008, the geographic concentrations of credit risk exceeding 5% are as follows:

	September 30, 2009	December 31, 2008
New York	39.4%	30.7%
Massachusetts	23.7%	17.2%
New Jersey	8.3%	6.0%
Florida	5.8%	7.8%

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

a. Investment Securities Available for Sale (RMBS) - Fair value for the RMBS in our portfolio is based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities that are comprised of RMBS are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of September 30, 2009, was based on management’s valuation determined by using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. If a reliable market for these assets develops in the future, management will consider quoted prices provided by dealers who make markets in similar financial instruments in determining the fair value of the CLO notes. The CLO notes are classified as Level 3 fair values.

c. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Recurring Basis at September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$269,274	$13,320	$282,594
Derivative assets (interest rate caps)	—	15	—	15
Total	$—	$269,289	$13,320	$282,609

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$3,025	$—	$3,025
Total	$—	$3,025	$—	$3,025

	Assets Measured at Fair Value on a Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$477,416	$—	$477,416
Derivative assets (interest rate caps)	—	22	—	22
Total	$—	$477,438	$—	$477,438

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$4,194	$—	$4,194
Total	$—	$4,194	$—	$4,194

The following table details changes in valuation for the Level 3 assets for the three and nine months ended September 30, 2009 (amounts in thousands):

Investment securities available for sale

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning Balance	$8,988	$—
Total gains (realized/unrealized)
Included in earnings (1)	155	260
Included in other comprehensive income/(loss)	4,177	4,332
Purchases	—	8,728
Ending Balance	$13,320	$13,320

 (1) - Amounts included in interest income-investment securities and loans held in securitizations trusts.

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

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008 on the condensed consolidated balance sheet (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (Net)	$—	$—	$4.096	$4,096
Mortgage loans held in securitization trusts (net) – impaired loans (1)	$—	$—	$6,068	$6,068

(1) Includes $0.4 million in real estate owned through foreclosure.

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net)	$—	$—	$5,377	$5,377
Mortgage loans held in securitization trusts (net) – impaired loans (1)	$—	$—	$2,958	$2,958

(1) Includes $0.5 million in real estate owned through foreclosure.

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2009 and September 30, 2008 on the condensed statements of operations (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Mortgage loans held for sale (net)	$—	$34	$245	$433
Mortgage loans held in securitization trusts (net) – impaired loans	$525	$7	$1,414	$1,440

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$22,403	$22,403	$9,387	$9,387
Restricted cash	3,359	3,359	7,959	7,959
Investment securities – available for sale	282,594	282,594	477,416	477,416
Mortgage loans held in securitization trusts (net)	290,940	266,189	348,337	343,028
Derivative assets	15	15	22	22
Assets related to discontinued operation-Mortgage loans held for sale (net)	4,096	4,096	5,377	5,377

Financial Liabilities:
Financing arrangements, portfolio investments	194,745	194,745	402,329	402,329
Collateralized debt obligations	280,223	183,090	335,646	199,503
Derivative liabilities	3,025	3,025	4,194	4,194
Subordinated debentures (net)	44,823	24,067	44,618	10,049
Convertible preferred debentures (net)	19,814	18,981	19,702	16,363

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

e.     Subordinated debentures (net) – The fair value of these subordinated debentures (net) is based on discounted cashflows using management’s estimate for market yields.

f.     Convertible preferred debentures (net) – The fair value of the convertible preferred debentures (net) is based on discounted cashflows using management’s estimate for market yields.

11.   Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,419,094 and 9,320,094 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.  The Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) authorized.  As of September 30, 2009 and December 31, 2008, the Company had issued and outstanding 1,000,000 shares, of Series A Preferred Stock.  Of the common stock authorized at September 30, 2009, 4,111 shares were reserved for issuance as Restricted Stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan.

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

The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through September 30, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2009	September 29, 2009	October 13, 2009	October 26, 2009	$0.25
Second Quarter 2009	June 15, 2009	June 26, 2009	July 27, 2009	0.23
First Quarter 2009	March 25, 2009	April 6, 2009	April 27, 2009	0.18

Fourth Quarter 2008	December 23, 2008	January 7, 2009	January 26, 2009	$0.10
Third Quarter 2008	September 26, 2008	October 10, 2008	October 27, 2008	0.16
Second Quarter 2008	June 30, 2008	July 10, 2008	July 25, 2008	0.16
First Quarter 2008	April 21, 2008	April 30, 2008	May 15,2008	0.12

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2008 through September 30, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2009	September 29 , 2009	September 30, 2009	October 30, 2009	$0.63
Second Quarter 2009	June 15, 2009	June 30, 2009	July 30, 2009	$0.58
First Quarter 2009	March 25, 2009	March 31, 2009	April 30, 2009	0.50

Fourth Quarter 2008	December 23, 2008	December 31, 2008	January 30,2009	$0.50
Third Quarter 2008	September 29, 2008	September 30, 2008	October 30, 2008	0.50
Second Quarter 2008	June 30, 2008	June 30, 2008	July 30, 2008	0.50
First Quarter 2008	April 21, 2008	March 31, 2008	April 30,2008	0.50

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) – Basic	$2,877	$1,029	$7,478	$(18,966)
Net income (loss) from continuing operations	2,641	744	6,978	(20,260)
Net income from discontinued operations (net of tax)	236	285	500	1,294
Effect of dilutive instruments:
Convertible preferred debentures (1)	662	537	1,807	1,612
Net income (loss) – Dilutive	3,539	1,029	9,285	(18,966)
Net income (loss) from continuing operations	3,303	744	8,785	(20,260)
Net income from discontinued operations (net of tax)	$236	$285	$500	$1,294
Denominator:
Weighted average basis shares outstanding	9,406	9,320	9,349	7,919
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,500	2,500	2,500	2,344
Weighted average dilutive shares outstanding	11,906	9,320	11,849	7,919
EPS:
Basic EPS	$0.31	$0.11	$0.80	$(2.39)
Basic EPS from continuing operations	0.28	0.08	0.75	(2.55)
Basic EPS from discontinued operations (net of tax)	0.03	0.03	0.05	0.16
Dilutive EPS	$0.30	$0.11	$0.78	$(2.39)
Dilutive EPS from continuing operations	0.28	0.08	0.74	(2.55)
Basic EPS from discontinued operations (net of tax)	0.02	0.03	0.04	0.16
(1) – Amount excluded from dilutive calculation in 2008 as it is anti-dilutive.

12.  Convertible Preferred Debentures (net)

As of September 30, 2009, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference.  Because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet, and accordingly, the corresponding dividend as an interest expense.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share.  The Company paid a third quarter 2009 common stock dividend of $0.25, resulting in an increase in the dividend rate for the Series A Preferred Stock in the 2009 third quarter to 12.5% (per annum).  The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

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

Pursuant to the advisory agreement, HCS is responsible for managing investments made by HC and NYMF (other than certain RMBS that are held in these entities for regulatory compliance purposes) as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf by HCS. The Company refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.” On March 31, 2009, the Company commenced its alternative investment strategy by purchasing approximately $9.0 million in collateralized loan obligations. The Company’s investment in these assets was completed in connection with the acquisition by JMP Group Inc. of the investment adviser of the collateralized loan obligations. The Company expects that, from time to time in the future, certain of its alternative investments will take the form of a co-investment alongside or in conjunction with JMP Group Inc. or certain of its affiliates. In accordance with investment guidelines adopted by the Company’s Board of Directors, any subsequent alternative investments by the Managed Subsidiaries must be approved by the Board of Directors and must adhere to investment guidelines adopted by the Board of Directors. The advisory agreement provides that HCS will be paid a base advisory fee that is a percentage of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries, which may include the net asset value of assets held by the Managed Subsidiaries as of any fiscal quarter end, and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles. For the three and nine months ended September 30, 2009, HCS earned a base advisory fee of approximately $0.2 million and $0.6 million, respectively.  For the three and nine months ended September 30, 2008, HCS earned a base advisory fee of approximately $0.2 million and $0.5 million, respectively.  In addition, in the three months and nine months ended September 30, 2009, HCS earned an incentive fee of approximately $0.3 million and $0.3 million, respectively.  There was no incentive fee earned in the nine months ended September 30, 2008. As of September 30, 2009, HCS was managing approximately $41.3 million of assets on the Company’s behalf.

14.  Income Taxes

At September 30, 2009, the Company had approximately $62.9 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. At this time, based on management’s initial assessment of the limitations, management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.  The Company continues to maintain a reserve for 100% of the deferred tax benefits.

15. Stock Incentive Plan

            Pursuant to the 2005 Stock Incentive Plan (the "Plan"), eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of Restricted Stock under the Plan. The maximum number of Restricted Stock awards that may be granted under the Plan is 103,111.

The Company awarded 99,000 shares of Restricted Stock under the Plan on July 13, 2009, of which 34,335 shares have fully vested.  As of September 30, 2009, 4,111 shares remain available for issuance under the Plan. During the three and nine months ended September 30, 2009, the Company recognized non-cash compensation expense of $0.2 million and $0.2 million, respectively.  Dividends are paid on all Restricted Stock issued, whether those shares are vested or not. In general, unvested Restricted Stock is forfeited upon the recipient's termination of employment.

A summary of the status of the Company's non-vested Restricted Stock as of September 30, 2009 and changes during the nine months then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year, January 1, 2009	-	$-
Granted	99,000	5.28
Forfeited	-	-
Vested	(34,335)	5.28
Non-vested shares as of September 30, 2009	64,665	$5.28
Weighted-average fair value of Restricted Stock granted during the period	99,000	$5.28

There was no outstanding  non-vested Restricted Stock for the previous period.

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

It is important to note that the description of our business, in general, and our investment in real estate-related and certain alternative assets, in particular, is a statement about our operations as of a specific point in time and is not meant to be construed as an investment policy.  The types of assets we hold, the amount of leverage we use or the liabilities we incur and other characteristics of our assets and liabilities disclosed in this report as of a specified period of time are subject to reevaluation and change without notice.

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

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily  residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”), for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” and prime credit quality residential adjustable-rate mortgage (“ARM”) loans, or prime ARM loans.  We also acquire and manage, although to a lesser extent, certain alternative real estate-related and financial assets that present greater credit risk and less interest rate risk than our investments in Agency RMBS and prime ARM loans, which may include, among other things, non-Agency RMBS and certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans, collateralized loan obligations (“CLO”) and other similar investments.  We refer to our investments in Agency RMBS, prime ARM loans and certain legacy non-Agency RMBS as our “principal investment strategy” and investments in certain alternative real estate-related and financial assets that present greater credit risk as our “alternative investment strategy” and such assets as our “alternative assets.”  We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended on December 31, 2004. Therefore, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.

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

In connection with a $20.0 million private investment in our Series A Cumulative Convertible Redeemable preferred stock (the “Series A Preferred Stock”) by JMP Group Inc. and certain of its affiliates (collectively, the “JMP Group”) on January 18, 2008, we entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS,” formerly known as JMP Asset Management LLC), an affiliate of the JMP Group, on the same date, pursuant to which HCS manages the assets held by HC and New York Mortgage Funding, LLC other than certain Agency RMBS held in these entities for regulatory compliance purposes, as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf.  We refer to these entities as the “Managed Subsidiaries.” We expect these assets to include certain types of alternative assets described above. We formed this relationship with HCS and the JMP Group for the purpose of improving our capitalization and diversifying our investment strategy away from a strategy focused exclusively on investments in Agency RMBS, in part to achieve attractive risk-adjusted returns, and to potentially utilize all or part of an approximately $62.9 million net operating loss carry-forward held by HC at September 30, 2009.  On March 31, 2009, we initiated our first investment under the alternative investment strategy.

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

Recent Events

Continued Deployment of Capital Under Alternative Investment Strategy

On March 31, 2009, we commenced our alternative investment strategy by purchasing $9 million of discounted notes issued by Cratos CLO I, Ltd. a CLO.  The purchase of these assets closed on April 7, 2009.  As of September 30, 2009, the CLO’s portfolio was comprised of approximately $473.9 million par amount of senior secured corporate loans, extended to more than 88 different borrowers and was diversified by industry, geography and borrower classification.  Our investment in this CLO was completed in connection with the acquisition of the CLO’s investment adviser by JMP Group Inc.

In addition, during the 2009 second quarter and continuing through the third quarter, the Company deployed capital under its alternative investment strategy by investing approximately $27.1 million in non-Agency RMBS which were previously rated in the highest rating categories by one or more of the rating agencies.  The Company purchased these securities for an average purchase price equal to 60.2% of current par value.  As of September 30, 2009, the Company had $24.1 million invested in non-Agency RMBS with an average price equal to of 60.4% of current par value and an estimated a risk adjusted average yield of approximately 15.8%.

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

The nature of the eligible assets under TALF has been expanded several times. The U.S. Treasury has stated that through its expansion of the TALF, non-recourse loans will be made available to investors to fund certain purchases of legacy securitization assets. In May 2009, the Federal Reserve announced that certain types of CMBS are now eligible for TALF financing. The TALF-eligibility requirements for CMBS include, but are not limited to, the following: (i) at closing, the CMBS must have been rated in the highest long-term investment-grade rating category of an eligible rating agency, (ii) the CMBS must not have been junior to other securities with claims on the same pool of loans, and (iii) payments on the CMBS must be applied to both principal and interest (no interest only or principal only). Other types of TALF-eligible assets are expected to include certain non-Agency RMBS. On August 17, 2009, the Federal Reserve and the Treasury announced that they approved an extension of the TALF. With respect to newly issued asset-backed securities and legacy CMBS, the TALF was extended through March 31, 2010 and, with respect to newly issued CMBS, the TALF was extended through June 30, 2010. In connection with the announcement of such extension, the Federal Reserve and the Treasury announced that they did not anticipate any further additions to the types of collateral that are eligible for the TALF.

While we are considering utilizing the TALF program to the extent feasible, we can provide no assurance that we will be eligible to do so, or if eligible, will be able to utilize it successfully.

In addition, on March 23, 2009, the U.S. Government announced that the U.S. Treasury in conjunction with the Federal Deposit Insurance Corporation, and the Federal Reserve, would create the Public-Private Investment Program, or PPIP. The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.  Since September 30, 2009 the U.S. Treasury has announced the closing of five legacy securities PPIP funds, each with at least $500.0 million of committed equity capital from investors.

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

Mortgage asset values. The Federal Reserve’s announcement on January 9, 2009 that it had begun to buy Agency RMBS, combined with the Federal Reserve’s announcement in March 2009 of an increase of up to $750 billion in its commitment to purchase Agency RMBS has resulted in a substantial increase in the sale prices of Agency RMBS.  The Federal Reserve announced on September 23, 2009 an increase of up to $1.25 trillion in its commitment to purchase Agency RMBS and up to $200 million of agency debt. We believe that the stronger backing for the guarantors of Agency RMBS, resulting from the conservatorship of Fannie Mae and Freddie Mac, along with the U.S. Treasury’s commitment to purchase senior preferred stock in these companies and the Federal Reserve’s Agency RMBS purchase program has positively impacted the value of our Agency RMBS.  However, we expect this positive impact to be partially offset in future months due to expected increases in prepayment rates resulting from greater refinancing activity.

With respect to non-Agency RMBS and other alternative assets, available leverage has decreased significantly in the past few years, which has negatively affected the liquidity of these assets and has contributed to the significant rise in market yields on these types of assets. As described above, there has been significant government action aimed at increasing the liquidity of various types of non-Agency RMBS and certain other alternative assets. However, non-Agency RMBS and certain other alternative assets have continued to experience significant price volatility, which has made it more difficult to accurately value these assets.  The PPIP program has the potential to increase available leverage to finance the purchase of non-Agency RMBS and certain other alternative assets; however, the effect of this program on the liquidity of non-Agency RMBS and certain other alternative assets is currently unknown.

Financing markets and liquidity. Financing and liquidity markets continued to show signs of improvement during the third quarter.  As of September 30, 2009, we had outstanding repurchase borrowings from five counterparties, as compared to six counterparties at December 31, 2008 and five counterparties at September 30, 2008.  The Company does not anticipate difficulty financing its Agency RMBS portfolio.

As noted above, available leverage for non-Agency RMBS and certain other alternative assets has remained scarce due to the recent conditions in the credit markets and reductions in the value of various types of RMBS.  As of September 30, 2009, our investment in CLO and non-Agency RMBS was unlevered.

Financing costs and interest rates. As of September 30, 2009, 30-day LIBOR was 0.25 % while the Fed Funds effective rate was 0.07% as compared to 30-day LIBOR of 0.44% and a Fed Funds effective rate of 0.14% at December 31, 2008.  Because of continued uncertainty in the credit markets and difficult U.S. economic conditions, we expect that interest rates are likely to remain at these historically low levels until such time as the economic data begin to confirm an improvement in the overall economy.

Prepayment rates.    As a result of various government initiatives, including HASP and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages have declined, nearing historical lows during the first nine months of 2009.  Hybrid and adjustable-rate mortgage originations have declined substantially, as rates on these types of mortgages are comparable with rates available on 30-year fixed-rate mortgages.  We experienced similar prepayment rates on both our Agency RMBS and prime ARM loans during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009.  We expect that the constant prepayment rate, or CPR, will remain in a range of between 17%-22% CPR during the fourth quarter of 2009 based on current market interest rates, however, future CPRs may be affected by current and future government initiatives, if any, and the resulting impact on borrowers’ ability to refinance, mortgage interest rates in the market and home values.

Presentation Format

In connection with the sale of substantially all of our wholesale and retail mortgage lending platform assets during the first quarter of 2007, we classified certain assets and liabilities related to our mortgage lending segment as a discontinued operation in accordance with the provisions of FASB ASC 205-20 Presentation of Financial Statements Discontinued Operations.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Our continuing operations are primarily comprised of what had been our portfolio management operations.  In addition, certain assets such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not sold, have become part of the ongoing operations of NYMT and accordingly, we have not classified such assets or liabilities as a discontinued operation in accordance with the provisions of FASB ASC 205-20.

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

Summary of Operations

Net Interest Spread. For the three and nine months ended September 30, 2009, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS, CLO and mortgage loans held in securitization trusts.  The net interest spread on our investment portfolio was 413 basis points for the quarter ended September 30, 2009, as compared to 361 basis points for the quarter ended June 30, 2009, and 136 basis points for the quarter ended September 30, 2008.

Financing. During the quarter ended September 30, 2009, we continued to employ a balanced and diverse funding mix to finance our assets.  At September 30, 2009, our Agency RMBS portfolio was funded with approximately $194.7 million of repurchase agreement borrowing, or approximately 35.4% of our total liabilities, at a weighted average interest rate of 0.39%.  The Company’s average haircut on its repurchase borrowings was approximately 6.4% at September 30, 2009. As of September 30, 2009, the loans held in securitization trusts were permanently financed with approximately $280.2 million of CDOs, or approximately 51.0% of our total liabilities, at an average interest rate of 0.63%.  The Company has a net equity investment of $10.7 million in the securitization trusts.

At September 30, 2009 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of stockholders’ equity and our convertible preferred debentures, was 2.5 to 1. Excluding the convertible preferred debentures, the leverage ratio for our RMBS investment portfolio was 3.3 to 1.  Given the continued uncertainty in the credit markets, we believe that maintaining a maximum leverage ratio in the range of 6 to 8 times for our Agency RMBS portfolio and an overall Company leverage ratio of 4 to 5 times is appropriate at this time.  To date, the Company has used cash from operating activities to purchase its alternative assets.

Prepayment Experience. The cumulative prepayment rate (“CPR”) on our overall mortgage portfolio averaged approximately 22.5% during the three months ended September 30, 2009, as compared to 21.4% for the three months ended June 30, 2009.  CPRs on our purchased portfolio of RMBS averaged approximately 20.4% for the three months ended September 30, 2009, as compared to 20.2% for the three months ended June 30, 2009.  The CPRs on our mortgage loans held in our securitization trusts averaged approximately 24.7% during the three months ended September 30, 2009, as compared to 22.3% for the three months ended June 30, 2009.  When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets.  Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity.  We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

 Financial Condition

As of September 30, 2009, we had approximately $608.1 million of total assets, as compared to approximately $853.3 million of total assets as of December 31, 2008.  The decrease in total assets resulted primarily from our sale of all CMO Agency floaters totaling approximately $245.2 million.

 Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - The following tables set forth the credit characteristics of our securities portfolio as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

September 30, 2009	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency RMBS	FNMA	$213,802	$224,889	79.6%	5.14%	4.00%
Non-Agency RMBS	AAA/Aaa	2,398	1,870	0.7%	4.98%	11.38%
	AA/Aa	15,677	12,970	4.6%	1.70%	11.08%
	A/A	4,040	3,260	1.2%	1.51%	6.34%
	BBB/Baa	609	451	0.1%	4.15%	8.77%
	BB/Ba	1,273	976	0.3%	5.02%	8.55%
	B/B	7,186	5,398	1.9%	5.64%	9.72%
	CCC or Below	29,006	19,460	6.9%	5.24%	9.42%
CLO	BBB/Baa	10,400	4,680	1.7%	1.53%	12.43%
	BB/Ba	15,300	4,590	1.6%	2.83%	20.61%
	B/B	20,250	4,050	1.4%	5.43%	35.47%
Total/Weighted average		$319,941	$282,594	100.0%	4.74%	5.76%

December 31, 2008	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency RMBS	FNMA/FHLMC	$455,447	$455,871	95%	3.67%	5.99%
Non-Agency RMBS	AAA/Aaa	23,289	18,118	4%	1.27%	15.85%
	AA/Aa	609	530	0%	1.22%	4.32%
	A/A	3,648	2,828	1%	2.30%	4.08%
	CCC/Caa or Below	2,058	69	0%	5.67%	20.33%
	Not Rated	404	—	0%	5.67%	0.00%
Total/Weighted average		$485,455	$477,416	100%	3.55%	6.51%

Mortgage Loans Held in Securitization Trusts (net) - Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements.  These loans were initially classified as “mortgage loans held for investment” during a period of aggregation and until the portfolio reached a size sufficient for us to securitize such loans.  Once the securitization of these loans qualified as a financing for GAAP purposes, the loans were then re-classified as “mortgage loans held in securitization trusts (net).”

New York Mortgage Trust 2006-1, qualified as a sale under GAAP, which resulted in the recording of residual assets and mortgage servicing rights.  The Company sold all the residual assets related to the 2006-1 securitization during the third quarter ended September 30, 2009 incurring a realized loss of approximately $32,000.

The following table details mortgage loans held in securitization trusts at September 30, 2009 (dollar amounts in thousands):

	Par Value	Coupon	Carrying Value	Yield
September 30, 2009	$291,423	5.05%	$290,940	5.41%

At September 30, 2009, mortgage loans held in securitization trusts totaled approximately $290.9 million, or 47.8% of our total assets.  Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 81.2% of which are ARM loans that are interest only.  On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset.  None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts as of September 30, 2009 (dollar amounts in thousands):

Loans Held in SecuritizationTrusts:
	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$453	$2,950	$48
Coupon Rate	5.43%	7.50%	2.50%
Gross Margin	2.37%	5.00%	1.13%
Lifetime Cap	11.24%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	307	315	274
Average Months to Reset	10	18	1
Original Average FICO Score	733	820	593
Original Average LTV	70.19	95.00	13.94

Index / Reset  Characteristics:
	Index Type	Weighted Average Gross Margin (%)
General Loan Characteristics:
One Month Libor	2.9%	1.67%
Six Month Libor	71.7%	2.41%
One Year Libor	16.3%	2.27%
One Year CMT	9.1%	2.66%
Total / Weighted Average	100.0%	2.39%

The following table details loan summary information for loans held in securitization trusts at September 30, 2009 (dollar amounts in thousands).

Description			Interest Rate %			Final Maturity
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Periodic Payment Terms (months)	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Single	<= $100	12	5.88	3.38	4.96	12/01/34	11/01/35	360	NA	1,874	$846	$-
Family	<=$250	75	7.25	3.88	5.47	09/01/32	12/01/35	360	NA	15,106	13,407	287
	<=$500	125	7.13	2.75	5.42	10/01/32	01/01/36	360	NA	46,851	43,653	3,556
	<=$1,000	53	6.38	1.63	5.19	07/01/33	12/01/35	360	NA	40,324	38,326	3,169
	>$1,000	26	6.25	1.50	5.55	01/01/35	01/01/36	360	NA	45,082	44,434	6,247
	Summary	291	7.25	1.50	5.38	09/01/32	01/01/36	360	NA	149,237	$140,666	$13,259
2-4	<= $100	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	80	$75	$76
FAMILY	<=$250	6	6.75	4.38	5.75	12/01/34	07/01/35	360	NA	1,115	1,001	-
	<=$500	18	7.25	2.13	5.40	09/01/34	01/01/36	360	NA	6,522	6,290	513
	<=$1,000	4	6.88	4.63	5.66	12/01/34	08/01/35	360	NA	3,068	3,042	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	29	7.25	2.13	5.55	09/01/34	01/01/36	360	NA	10,785	$10,408	$589
Condo	<= $100	17	6.38	4.00	5.08	01/01/35	12/01/35	360	NA	2,812	$1,258	$-
	<=$250	87	6.50	3.25	5.47	08/01/32	01/01/36	360	NA	16,788	15,576	723
	<=$500	77	6.88	1.50	5.24	09/01/32	12/01/35	360	NA	26,485	25,473	649
	<=$1,000	29	6.13	1.63	5.13	08/01/33	11/01/35	360	NA	20,717	19,796	546
	>$1,000	13	6.13	4.88	5.49	07/01/34	09/01/35	360	NA	20,373	19,690	-
	Summary	223	6.88	1.50	5.32	08/01/32	01/01/36	360	NA	87,175	$81,793	$1,918
CO-OP	<= $100	4	5.50	4.63	5.00	10/01/34	12/01/35	360	NA	1,350	$222	$-
	<=$250	24	6.25	4.00	5.20	10/01/34	12/01/35	360	NA	4,710	4,273	212
	<=$500	35	6.38	1.38	5.20	08/01/34	12/01/35	360	NA	14,317	13,003	-
	<=$1,000	19	5.63	4.75	5.33	12/01/34	11/01/35	360	NA	13,252	12,909	-
	>$1,000	5	6.00	2.25	4.78	11/01/34	12/01/35	360	NA	7,544	7,008	-
	Summary	87	6.38	1.38	5.21	08/01/34	12/01/35	360	NA	41,173	$37,415	$212
PUD	<= $100	2	5.63	5.25	5.44	07/01/35	07/01/35	360	NA	438	$99	$-
	<=$250	22	6.50	2.75	5.28	01/01/35	12/01/35	360	NA	4,795	4,179	183
	<=$500	21	6.88	2.75	5.01	08/01/32	12/01/35	360	NA	7,409	7,127	279
	<=$1,000	7	5.88	4.14	5.20	05/01/34	12/01/35	360	NA	4,746	4,555	-
	>$1,000	4	6.13	4.22	5.46	04/01/34	12/01/35	360	NA	5,233	5,181	-
	Summary	56	6.88	2.75	5.19	08/01/32	01/01/36	360	NA	22,621	$21,141	$462
Summary	<= $100	36	6.63	3.38	5.09	10/01/34	12/01/35	360	NA	6,554	$2,500	$76
	<=$250	214	7.25	2.75	5.43	08/01/32	01/01/36	360	NA	42,514	38,436	1,405
	<=$500	276	7.25	1.38	5.42	08/01/32	01/01/36	360	NA	101,584	95,546	4,997
	<=$1,000	112	6.88	1.63	5.22	07/01/33	12/01/35	360	NA	82,107	78,628	3,715
	>$1,000	48	6.25	1.50	5.44	04/01/34	01/01/36	360	NA	78,232	76,313	6,247
Grand Total		686	7.25	1.38	5.33	08/01/32	01/01/36	360	NA	310,991	$291,423	$16,440

The following table details activity for loans held in securitization trusts for the nine months ended September 30, 2009.

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2009	$347,546	$2,197	$(1,406)	$348,337
Additions	—	—	—	—
Principal repayments	(56,123)	—	—	(56,123)
Provision for loan losses	—	—	(1,414)	(1,414)
Charge-offs	—	—	497	497
Amortization for premium	—	(357)	—	(357)
Balance, September 30, 2009	$291,423	$1,840	$(2,323)	$290,940

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $22.4 million at September 30, 2009 versus $9.4 million at December 31, 2008.

Restricted Cash - Restricted cash of $3.4 million at September 30, 2009 includes $3.2 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the Company’s lease of its corporate headquarters.  Restricted cash of $8.0 million at December 31, 2008 includes $7.7 million held by counterparties as collateral for hedging instruments and a repurchase agreement and $0.3 million held as collateral for two letters of credit related to the Company’s lease of office space, including its corporate headquarters.

Accounts and accrued interest receivable - Accounts and accrued interest receivable includes accrued interest receivable for the investment securities and mortgage loans held in securitization trusts.

Prepaid and other assets - Prepaid and other assets totaled $1.6 million as of September 30, 2009 and $1.2 million as of December 31, 2008.  Prepaid and other assets consist mainly of $0.5 million of capitalization expenses related to equity and bond issuance cost, $0.5 million related to insurance costs and $0.2 million of capitalized servicing costs.

 Assets Related to Discontinued Operation:

Mortgage Loans Held for Sale (net) - Mortgage loans that we have originated but do not intend to hold for investment and are held pending sale to investors are classified as mortgage loans held for sale.  We had mortgage loans held for sale (net) of $4.1 million at September 30, 2009 as compared to $5.4 million at December 31, 2008.

 Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of September 30, 2009 and December 31 2008, there were approximately $194.7 million and $402.3 million of repurchase borrowings outstanding, respectively.  Our repurchase agreements typically have terms of 30 days or less.  As of September 30, 2009, the current weighted average borrowing rate on these financing facilities was 0.39% as compared to 2.62% as of December 31, 2008.

Collateralized Debt Obligations - As of September 30, 2009 and December 31, 2008, we have CDOs outstanding of approximately $280.2 million and $335.6 million, respectively, with an average interest rate of 0.63% and 0.85%, respectively.

Subordinated Debentures - As of September 30, 2009, we have trust preferred securities outstanding of $44.8 million with an average interest rate of 6.13%.  As of December 31, 2008, we had trust preferred securities outstanding of $44.6 million with an average interest rate of 6.61%. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of our consolidated balance sheet.

Convertible Preferred Debentures - As of September 30, 2009 and December 31, 2008, there were 1.0 million shares of our Series A Preferred Stock outstanding with an aggregate redemption value of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Company declared a 2009 third quarter common stock dividend of $0.25 resulting in an increase in the Series A Preferred Stock dividend rate for the 2009 third quarter to 12.5% (per annum).  The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 1/2) shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by us at the $20.00 per share liquidation preference.  Pursuant to GAAP, because of this mandatory redemption feature, we classify these securities as convertible preferred debentures in the liability section of our balance sheet.

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

We enter into derivative transactions solely for risk management purposes and not for speculation.  The decision of whether or not a given transaction (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others.  In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk.  All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us.  Generally, all derivatives entered into are intended to qualify as cashflow hedges in accordance with GAAP, unless specifically precluded.  To this end, the terms of the hedges are matched closely to the terms of the hedged items to minimize ineffectiveness.  We closely monitor the hedge’s effectiveness and record the related ineffectiveness into earnings.

The following table summarizes the estimated fair value of derivative assets and liabilities as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	September 30, 2009	December 31, 2008
Derivative Assets:
Interest rate caps	$15	$22
Total	$15	$22
Derivative Liabilities:
Interest rate swaps	$3,025	$4,194
Total	$3,025	$4,194

 Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2009 was $58.1 million and included $12.5 million of net unrealized gains on available for sale securities and a $3.7 million unrealized loss related to cashflow hedges presented as accumulated other comprehensive income/(loss).

 Results of Operations

 Overview of Performance

For the three and nine months ended September 30, 2009 we reported net income of $2.9 million and $7.5 million, respectively, as compared to net income of $1.0 million and a net loss of $19.0 million, for the same periods in 2008.

The main components of the change in net income (loss) for the three and nine months ended September 30, 2009 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three months Ended September 30,			For the Nine months Ended September 30,
	2009	2008	Difference	2009	2008	Difference
Net interest income from investment securities and loans held in securitization trusts	$6,130	$3,632	$2,498	$17,159	$10,335	$6,824
Net interest income	4,683	2,182	2,501	12,935	5,955	6,980
Provision for loan losses	(526)	(7)	(519)	(1,414)	(1,462)	48
Impairment loss on investment securities	—	—	—	(119)	—	(119)
Realized gain (loss) on securities and related hedges	359	4	355	623	(19,927)	20,550
Total expenses	1,875	1,435	441	5,047	4,826	221
Income (loss) from continuing operations	2,641	744	1,896	6,978	(20,260)	27,238
Income from discontinued operation - net of tax	236	285	(49)	500	1,294	(794)
Net income (loss)	$2,877	$1,029	$1,847	$7,478	$(18,966)	$26,444
Basic income (loss) per common share	$0.31	$0.11	$0.20	$0.80	$(2.39)	$3.19
Diluted income (loss) per common share	$0.30	$0.16	$0.19	$0.78	$(2.39)	$3.17

The increase in net income of $1.8 million for the quarter ended September 30, 2009 as compared to the same period in the previous year was due mainly to a $2.5 million increase in net interest margin on the investment portfolio and on the loans held in securitization trusts. The improved net interest margin was offset by an increase in provision for loan losses of $0.5 million. The improved net interest margin for our portfolio was due  primarily to the transition out of lower yielding Agency CMO floaters in March and April of 2009 and into higher yielding non-agency RMBS, and to a lesser extent, a CLO.   In addition, improved borrowing costs for the Company’s repurchase agreements and collateralized debt obligations contributed to the improved results.

The $26.4 million improvement in net income for the nine months ended September 30, 2009 as compared to the prior year period was due primarily to significantly improved operating conditions and a lower interest rate environment.  Lower interest rates and a portfolio restructuring during the nine months ended September 30, 2009 resulted in a $7.0 million improvement in net interest margin as compared to the nine months ended September 30, 2008.  The large realized loss recorded in 2008 was primarily a result of the March 2008 market disruption and the Company’s response to such disruption.  The Company sold an aggregate of $592.8 million of Agency RMBS in its portfolio during March 2008 in an effort to reduce its leverage and improve its liquidity position in response to the market disruption, and incurred a loss of $15.0 million.  In addition, the Company terminated a total of $517.7 million of notional interest rate swaps in the quarter ended March 31, 2008, resulting in a realized loss of $4.8 million.

 Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect the net interest spread earned on our investment portfolio of Agency RMBS, non-Agency RBMS, loans held in securitization trusts, and to a lesser extent, CLOs.  The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.  The following tables set forth the changes in net interest income, yields earned on securities and mortgage loans and rates on financial arrangements for the three and nine months ended September 30, 2009 and 2008 (dollar amounts in thousands, except as noted):

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$610.3	$7,594	4.98%	$872.5	$10,517	4.82%
Amortization of net premium	(39.3)	400	0.62%	1.9	(193)	(0.10)%
Interest income/weighted average	$571.0	$7,994	5.60%	$874.4	$10,324	4.72%

Interest expense:
Investment securities and loans held in the securitization trusts	$495.9	$1,864	1.47%	$779.9	$6,692	3.36%
Subordinated debentures	45.0	785	6.83%	45.0	913	7.94%
Convertible preferred debentures	20.0	662	12.95%	20.0	537	10.51%
Interest expense/weighted average	$560.9	$3,311	2.31%	$844.9	$8,142	3.77%
Net interest income/weighted average		$4,683	3.29%		$2,182	0.95%

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$679.3	$23,849	4.68%	$929.8	$34,775	4.99%
Amortization of net premium	(23.1)	351	0.24%	1.1	(443)	(0.07)%
Interest income/weighted average	$656.2	$24,200	4.92%	$930.9	$34,332	4.92%

Interest expense:
Investment securities and loans held in the securitization trusts	$577.5	$7,041	1.60%	$846.0	$23,997	3.73%
Subordinated debentures	45.0	2,417	7.06%	45.0	2,768	8.08%
Convertible preferred debentures	20.0	1,807	11.87%	20.0	1,612	10.59%
Interest expense/weighted average	$642.5	$11,265	2.30%	$911.0	$28,377	4.09%
Net interest income/weighted average		$12,935	2.62%		$5,995	0.83%

The following table sets forth, among other things, the net interest spread, since inception, for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trusts, excluding the costs of our subordinated debentures and convertible preferred debentures.

Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Constant Prepayment Rate (CPR)
September 30, 2009	$571.0	4.98%	5.60%	1.47%	4.13%	22.5%
June 30, 2009	$600.5	4.99%	5.09%	1.48%	3.61%	21.4%
March 31, 2009	$797.2	4.22%	4.31%	1.79%	2.52%	12.3%
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%
September 30, 2008	$874.5	4.81%	4.72%	3.36%	1.36%	13.8%
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%	14.0%
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%	13.0%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%	19.0%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%	21.0%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%	21.0%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%	19.2%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%	17.2%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%	20.7%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%	19.8%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%	18.7%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%	26.9%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%	29.7%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%	30.5%
March 31, 2005	$1,477.9	4.39%	4.01%	2.86%	1.15%	29.2%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%	23.7%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%	16.0%

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Expenses:	2009	2008	% Change	2009	2008	% Change
Salaries and benefits	$473	$258	83.3%	$1,486	$988	50.4%
Professional fees	323	367	(12.0)%	1,021	1,065	(4.1	) %
Management fees	508	186	173.1%	935	479	95.2%
Insurance	171	275	(37.8)%	358	668	(46.4	) %
Other	400	349	14.6%	1,247	1,626	(23.3	) %
Total Expenses	$1,875	$1,435	30.7%	$5,047	$4,826	4.6%

The increase in expenses of approximately $0.4 million for the three months ended September 30, 2009 as compared to the same period in 2008 is primarily due to $0.2 million in compensation related to a performance based incentive accrual and a $0.3 million increase in incentive based management fees.   The $0.5 million increase in salaries and benefits for the nine months ended September 30, 2009 is due to higher incentive based compensation accruals.  In addition, the management fees increase of $0.5 million is due to incentive fees under the advisory agreement, based on performance. These increases in expenses during the nine months ended September 30, 2009 were partially offset by lower insurance costs and reduced other expenses.  Other expenses during the nine months ended September 30, 2008 included a non-recurring penalty fees totaling approximately $0.7 million that was paid to investors in the Company’s February 2008 private placement of common stock.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs.  We recognize the need to have funds available for our operating businesses and meet these potential cash requirements.  Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends.  In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity.  We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.  At September 30, 2009, we had cash balances of $22.4 million, $60.9 million in unencumbered RMBS securities, including $16.6 million in Agency RMBS, and borrowings of $194.7 million under outstanding repurchase agreements.  At September 30, 2009, we also utilized longer-term capital resources, including CDOs outstanding of $280.2 million, subordinated debt of $44.8 million (in the form of trust preferred securities) and $19.8 million of convertible preferred debentures.  Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

To finance our RMBS investment portfolio, we generally seek to borrow between six and eight times the amount of our equity.  At September 30, 2009, our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and the convertible preferred debentures, was 2.5:1; excluding the convertible preferred debentures our leverage ratio was 3.3:1. As of September 30, 2009, our investment in CLO and non-Agency RMBS was unlevered.  Given the continued uncertainty in the global credit markets and economy, we believe it is prudent and appropriate to currently employ leverage at a level below our targeted leverage range.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions as of September 30, 2009.  These agreements are secured by our RMBS and bear interest rates that have historically moved in close relationship to LIBOR.  Our borrowings under repurchase agreements are based on the fair value of our RMBS portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.  Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time.  If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice.  Moreover, in the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof.  If we are unable to secure financing from a new counterparty and had to surrender the collateral or sell it at a distressed price, we could incur a significant loss.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At September 30, 2009, we had $113.9 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.  The weighted average maturity of the swaps was 2.8 years at September 30, 2009.

We also own approximately $4.1 million of loans held for sale.  Our inability to sell these loans at all or on favorable terms could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.  While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; since December 31, 2007, we have addressed these requests by attempting to negotiate a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans.  The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit.  As of September 30, 2009, the amount of repurchase requests outstanding was approximately $1.5 million, against which we had a reserve of approximately $0.3 million.  We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all.  If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected.  In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

We paid a fourth quarter 2008 cash dividend of $0.10 in January 2009, a first quarter 2009 cash dividend of $0.18 per common share in April 2009, a second quarter 2009 dividend of $0.23 per common share in July 2009 and a third quarter 2009 cash dividend of $0.25 per common share in October 2009 the third quarter 2009 dividend was paid to common stockholders of record as of October 13, 2009.

On January 31, 2009 we paid the 2008 fourth quarter $0.50 per share cash dividend, or $0.5 million in the aggregate, on shares of the Series A Preferred Stock to holders of record on December 31, 2008.  On April 30, 2009, we paid a $0.50 per share cash dividend, or $0.5 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of March 31, 2009.  On July 30, 2009, we paid a $0.575 per share cash dividend, or $0.6 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of June 30, 2009 and on October 30, 2009, we paid a $0.625 per share cash dividend, or $0.6 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of September 30, 2009.  As described above, pursuant to the terms of the Series A Preferred Stock, we are required to increase the quarterly dividend on the Series A Preferred Stock, on a pro rata basis, to the extent our future quarterly common stock dividends exceed $0.20 per share.

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

For the three and nine months ended September 30, 2009, we paid HCS a base advisory fee of $0.2 million and $0.6 million, respectively, and  incentive compensation of $0.3 million and $0.3 million, respectively.

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

Based on the results of the model, as of September 30, 2009, instantaneous changes in interest rates would have the following effect on net interest income: (dollar amounts in thousands)

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(4,144)
+100	$(1,851)
-100	$1,770

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

Our principal sources of liquidity are the repurchase agreements on our RMBS, the CDOs we have issued to finance our loans held in securitization trusts, the principal and interest payments from mortgage assets and cash proceeds from the issuance of equity securities (as market and other conditions permit). We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of September 30, 2009 consisted of approximately $280.2 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.2%, and average borrower FICO score of approximately 733. In addition, approximately 68.4% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default, on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of September 30, 2009, we owned approximately $44.4 million on non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 71.2% of current par value.  Management believes the purchase price discount coupled with the credit support within the bond structure protects the Company from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, we own approximately $13.3 million of collateralized loan obligations at a discounted purchase price of approximately 19.22% of par.  The securities are backed by a portfolio of middle market corporate loans.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2009, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair values of the Company's RMBS are generally based on market prices provided by dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past 18 months, secondary market prices were given minimal weighting when arriving at loan valuation at September 30, 2009 and December 31, 2008 fair value.

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

            The table below presents the sensitivity of the market value and net duration changes of our portfolio as of September 30, 2009, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(10,983)	1.34 years
+100	$(5,032)	1.25 years
Base	—	0.81 years
-100	$3,617	0.43 years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEW YORK MORTGAGE TRUST, INC.

Date: November 6, 2009	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
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

10.1
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10-1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July14, 2009.)

10.2
Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July14, 2009).

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*