Form 10-Q/A
period 2009-09-30
NEW YORK MORTGAGE TRUST INC
filed 2009-11-12
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

New York Mortgage Trust, Inc. (the “Registrant) is filing this amendment no. 1 (the “Amendment”) to its Form 10-Q for the quarter ended September 30, 2009, originally filed on November 6, 2009 (the “Original Filing”), to include certain information that was inadvertently deleted from the Original Filing by the Registrant’s EDGAR filing agent.  None of the corrections affect the Registrant’s financial condition, cash flows or results of operations as previously reported in the Registrant’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009.  Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment does not amend or update any other information set forth in the Original Filing.  The following summarizes the corrections made by this Amendment:

•
Under “Part I. Financial Information. Item 1. Condensed Consolidated Financial Statements (unaudited)”, the Condensed Consolidated Statement of Stockholders’ Equity included herein now includes the line item “Increase in net unrealized gain on investment–available for sale securities”.

•
Under “Part I. Financial Information. Item 1. Condensed Consolidated Financial Statements (unaudited)”, the Registrant corrected certain parentheticals in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Stockholders’ Equity.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Registrant’s principal executive and financial officer are filed as exhibits to this Amendment.

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

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE:
Interest income-investment securities and loans held in securitization trusts	$7,994	$10,324	$24,200	$34,332
Interest expense-investment securities and loans held in securitization trusts	1,864	6,692	7,041	23,997
Net interest income from investment securities and
loans held in securitization trusts	6,130	3,632	17,159	10,335
Interest expense – subordinated debentures	(785)	(913)	(2,417)	(2,768)
Interest expense – convertible preferred debentures	(662)	(537)	(1,807)	(1,612)
Net interest income	4,683	2,182	12,935	5,955
OTHER EXPENSE:
Provision for loan losses	(526)	(7)	(1,414)	(1,462)
Impairment loss on investment securities	—	—	(119)	—
Realized gain (loss) on securities and related hedges	359	4	623	(19,927)
Total other expense	(167)	(3)	(910)	(21,389)
EXPENSE:
Salaries and benefits	473	258	1,486	988
Professional fees	323	367	1,021	1,065
Management fees	508	186	935	479
Insurance	171	275	358	668
Other	400	349	1,247	1,626
Total expenses	1,875	1,435	5,047	4,826
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,641	744	6,978	(20,260)
Income from discontinued operation - net of tax	236	285	500	1,294
NET INCOME (LOSS)	$2,877	$1,029	$7,478	$(18,966)
Basic income (loss) per common share	$0.31	$0.11	$0.80	$(2.39)
Diluted income (loss) per common share	$0.30	$0.11	$0.78	$(2.39)
Dividends declared per common share	$0.25	$0.16	$0.66	$0.44
Weighted average shares outstanding-basic	9,406	9,320	9,349	7,924
Weighted average shares outstanding-diluted	11,906	9,320	11,849	7,924

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2009

(dollar amounts in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income	Total
Balance, January 1, 2009	$93	$150,790	$(103,114)	$(8,521)		$39,248
Net income	—	—	7,478	—	$7,478	7,478
Restricted Stock issuance	1	224				225
Dividends declared	—	(6,176)	—	—	—	(6,176)
Increase in net unrealized gain on investment – available for sale securities	—	—	—	15,335	15,335	15,335
Reclassification of gain for sales of investment – available for sale securities	—	—	—	141	141	141
Increase in fair value of derivative instruments utilized for cash flow hedges	—	—	—	1,898	1,898	1,898
Comprehensive income	—	—	—	—	$24,852
Balance, September 30, 2009	$94	$144,838	$(95,636)	$8,853		$58,149

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

On an ongoing basis, the Company evaluates the adequacy of its reserve for loan losses.  The Company’s reserve for loan losses at September 30, 2009 was $2.3 million, representing 80 basis points of the outstanding principal balance of loans held in securitization trusts as compared to 40 basis points as of December 31, 2008.  As part of the Company’s reserve adequacy analysis, management will access an overall level of reserves while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, collateral value, delinquency status, borrower’s current economic and credit status and other relevant factors.

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

The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through September 30, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2009	September 29, 2009	October 13, 2009	October 26, 2009	$0.25
Second Quarter 2009	June 15, 2009	June 26, 2009	July 27, 2009	0.23
First Quarter 2009	March 25, 2009	April 6, 2009	April 27, 2009	0.18

Fourth Quarter 2008	December 23, 2008	January 7, 2009	January 26, 2009	$0.10
Third Quarter 2008	September 26, 2008	October 10, 2008	October 27, 2008	0.16
Second Quarter 2008	June 30, 2008	July 10, 2008	July 25, 2008	0.16
First Quarter 2008	April 21, 2008	April 30, 2008	May 15,2008	0.12

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2008 through September 30, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2009	September 29 , 2009	September 30, 2009	October 30, 2009	$0.63
Second Quarter 2009	June 15, 2009	June 30, 2009	July 30, 2009	0.58
First Quarter 2009	March 25, 2009	March 31, 2009	April 30, 2009	0.50

Fourth Quarter 2008	December 23, 2008	December 31, 2008	January 30,2009	$0.50
Third Quarter 2008	September 29, 2008	September 30, 2008	October 30, 2008	0.50
Second Quarter 2008	June 30, 2008	June 30, 2008	July 30, 2008	0.50
First Quarter 2008	April 21, 2008	March 31, 2008	April 30,2008	0.50

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

PART II.  OTHER INFORMATION

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 12, 2009	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
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