Form 10-K
period 2009-12-31
NEW YORK MORTGAGE TRUST INC
filed 2010-03-08
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Large Accelerated Filer   ☐ Accelerated Filer ☐ Non-Accelerated Filer   ☒    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $48.1 million.

The number of shares of the Registrant’s Common Stock outstanding on March 1, 2010 was 9,415,094.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Where Incorporated
1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders scheduled for May 11, 2010 to be filed with the Securities and Exchange Commission by no later than April 30, 2010.
Part III, Items 10-14

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

PART I
Item 1. BUSINESS

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”), for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans (“non-Agency RMBS”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans held in securitization trusts, or prime ARM loans.  The remainder of our current investment portfolio is comprised of notes issued by a collateralized loan obligation (“CLO”).  We also may opportunistically acquire and manage various other types of real estate-related and financial assets, including, among other things, certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans and other similar investments.  These assets, together with non-Agency RMBS and CLOs, typically present greater credit risk and less interest rate risk than our investments in Agency RMBS and prime ARM loans, and may also permit us to potentially utilize all or part of a significant net operating loss carry-forward held by Hypotheca Capital, LLC (“HC,” then doing business as The New York Mortgage Company LLC), our wholly-owned subsidiary and former mortgage lending business.

Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs, which we refer to as our net interest income.  We intend to achieve this objective by investing in a broad class of real estate-related and financial assets, including those listed above, that in aggregate, will generate attractive risk-adjusted total returns for our stockholders.

Prior to 2009, our investment portfolio was primarily comprised of Agency RMBS, prime ARM loans held in securitization trusts and certain non-agency RMBS rated in the highest rating category by two rating agencies. The prime ARM loans in our portfolio were purchased from third parties or originated by us through HC and were subsequently securitized by us and are held in our four securitization trusts.  Beginning in the first quarter of 2009, we commenced a repositioning of our investment portfolio to transition the portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, which primarily involve interest rate risk, to a more diversified portfolio that includes elements of credit risk with reduced leverage.  The repositioning included a reduction in the Agency RMBS held in our portfolio through the disposition of $193.8 million of GSE-issued collateralized mortgage obligation floating rate securities, which we refer to as “Agency CMO floaters”, a net increase of approximately $27.5 million (par value) in our non-Agency RMBS position and our opportunistic purchase in March 2009 of discounted notes issued by a CLO.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended on December 31, 2004. As a result, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.

The financial information requirements required under this Item 1 may be found in our audited consolidated financial statements beginning on page F-3.

Strategic Relationship

In connection with a $20.0 million private investment in our Series A Cumulative Convertible Redeemable preferred stock (the “Series A Preferred Stock”) by JMP Group Inc. and certain of its affiliates (collectively, the “JMP Group”) in the first quarter of 2008, we entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS,” formerly known as JMP Asset Management LLC), an affiliate of the JMP Group, pursuant to which HCS advises the Company with respect to assets held by HC and New York Mortgage Funding, LLC (“NYMF”), excluding certain Agency RMBS held in these entities for regulatory compliance purposes, and assets held by any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf.  We refer to these entities as the “Managed Subsidiaries.”  We formed this relationship with HCS and the JMP Group for the purpose of improving our capitalization and diversifying our portfolio of investment securities away from the focused leveraged Agency RMBS strategy we employed from early 2007 and into the first quarter of 2009 to a portfolio that, as noted above, includes elements of credit risk with reduced leverage and one that may permit us to potentially utilize all or part of an approximately $62.2 million net operating loss carry-forward held by HC at December 31, 2009.

Our Investment Strategy

We intend to achieve our principal business objective of generating net income for distribution to our stockholders by building and managing a diversified investment portfolio comprised of a broad class of real estate-related and financial assets, that in aggregate, will generate attractive risk-adjusted total returns for our stockholders. We have invested in the past and intend to invest in the future in assets that collectively allow us to maintain our REIT status and our exemption from registration under the Investment Company Act.  In building and managing our current investment portfolio, we:

●
invest in and manage high-credit quality Agency and non-Agency RMBS, including ARM securities, fixed rate securities, and high-credit quality ARM mortgage loans that primarily involve interest rate risk;

●
opportunistically invest in certain other real estate-related and financial assets, including non-Agency RMBS, that further diversifies portfolio risk by introducing elements of credit risk and that may permit us to utilize all or a portion of a significant net operating loss carry-forward held by HC;

●	leverage our investments in Agency RMBS and prime ARM loans held in securitization trusts by entering into repurchase agreements or issuing collateralized debt obligations, as applicable;

●	generally operate as a long-term portfolio investor; and

●	generate earnings from the return on our interest earning securities and spread income from our securitized mortgage loan portfolio.

Prior to 2009, our investment strategy had focused on the acquisition or origination of prime ARM loans for securitization and the acquisition of RMBS, primarily Agency RMBS, for our investment portfolio.  As noted above, commencing in the first quarter of 2009, we began to diversify our portfolio by disposing of Agency CMO floaters and acquiring non-Agency RMBS and discounted notes issued by a CLO.  As of December 31, 2009, our portfolio was comprised of approximately $159.1 million in RMBS, of which approximately $116.2 million was Agency RMBS and $42.9 million was non-Agency RMBS, and approximately $276.2 million of prime ARM loans held in securitization trusts.

We expect that over the near term, our investment portfolio will continue to be weighted towards RMBS and prime ARM loans held in securitization trusts, with continued diversification of the portfolio to non-Agency RMBS and other real estate-related and financial assets as market opportunities arise.  If necessary, we will modify our investment allocation strategy from time to time in the future as market conditions change in an effort to maximize the returns from our portfolio of investment assets.  As a result, although we focus on the assets described below, our targeted asset classes and allocation strategy may vary over time from those described herein.

Our Targeted Asset Classes

Set forth below is a list of the asset classes we currently target, followed by a brief description of these assets and their position, if any, in our portfolio:

Asset Class	Principal Assets
Residential Mortgage-Backed Securities	Agency RMBS, primarily issued by Fannie Mae or Freddie Mac and backed by hybrid ARM loans;

Non-Agency RMBS backed by prime jumbo and Alt-A, including investment grade and non-investment grade classes.

Prime ARM Loans Held in Securitization Trusts	Prime ARM loans originated by us or acquired from third parties and securitized in 2005 and early 2006 in four securitization trusts.

Other
Residential whole mortgage loans (including non-rated loans), CMBS, commercial mortgages and other commercial real estate debt, CLOs and other corporate debt or corporate equity securities and other similar investments.

RMBS Issued by Fannie Mae or Freddie Mac and Collateralized by Hybrid ARM Loans. Agency RMBS consists of Agency pass-through certificates and CMOs issued or guaranteed by an Agency. Pass-through certificates provide for a pass-through of the monthly interest and principal payments made by the borrowers on the underlying mortgage loans to the holders of the pass-through certificate. CMOs divide a pool of mortgage loans into multiple tranches with different principal and interest payment characteristics.

Between March 31, 2007 and the first quarter of 2009, we focused a significant amount of our resources and efforts on the purchase and management of hybrid ARM RMBS issued by either Fannie Mae or Freddie Mac, including both pass-through certificates and Agency CMO floaters. Hybrid ARM RMBS are adjustable rate mortgage assets that have a rate that is fixed for a period of three to ten years initially, before becoming annual or semi-annual adjustable rate mortgage assets.  Because the coupons earned on Agency RMBS collateralized by ARM loans adjust over time as interest rates change (typically after an initial fixed-rate period), the market values of these assets are generally less sensitive to changes in interest rates than are Agency RMBS collateralized by fixed-rate residential mortgage loans.  In addition, the hybrid ARMs that collateralize our Agency RMBS typically have interim and lifetime caps on interest rate adjustments.

Fannie Mae guarantees to the holder of Fannie Mae RMBS that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. Freddie Mac guarantees to each holder of certain Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans. We prefer Fannie Mae-issued RMBS collateralized by ARM loans due to their shorter remittance cycle; which is the time between when a borrower makes a payment and the investor receives the net payment.

Typically, we seek to acquire Agency RMBS collateralized by hybrid ARM loans with fixed periods of five years of less. In most cases we are required to pay a premium above the par value for these assets, the amount of which generally depends on the pass-through rates of the security, the months remaining before the mortgage loan converts to an ARM, and other considerations.  As noted above, commencing in the first quarter of 2009, we initiated a program to dispose of the Agency CMO floaters in our investment portfolio.  However, we may invest in Agency CMO floaters in the future should the returns on such securities again become attractive.

Non-Agency RMBS.  The Company may invest in residential non-Agency RMBS, including investment-grade (AAA through BBB rated) and non-investment grade (BB and B rated and unrated) classes. The mortgage loan collateral for residential non-Agency RMBS consists of residential mortgage loans that do not generally conform to underwriting guidelines issued by Fannie Mae, Freddie Mac or Ginnie Mae due to certain factors, including a mortgage balance in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and insufficient documentation.  Consequently, the principal and interest on non-Agency RMBS are not guaranteed by GSEs, such as Fannie Mae and Freddie Mac, or in the case of Ginnie Mae, the U.S. Government.

Prime ARM Loans Held in Securitization Trusts. Our portfolio also includes prime ARM loans held in four securitization trusts. The loans held in securitization trusts are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased from third parties, that we securitized in 2005 and early 2006. These loans are substantially prime full documentation interest only hybrid ARMs on residential properties and are all are first lien mortgages. The Company maintained the ownership trust certificates, or equity, of these securitizations which includes rights to excess interest, if any. Subject to market conditions, we may acquire mortgage loans in the future and subsequently securitize these loans.

Commercial Mortgage-Backed Securities. We may invest in commercial mortgage-backed securities, or CMBS, through the purchase of mortgage pass-through notes.  CMBS are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We expect that most of our CMBS investments will be part of a capital structure or securitization where the rights of the class in which we invest are subordinated to senior classes but senior to the rights of lower rated classes of securities, although we may invest in the lower rated classes of securities if we believe the risk adjusted returns are attractive. We generally intend to invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely. We may acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities.

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

Collateralized Loan Obligations. We may invest in debentures, subordinated debentures or equity interests in a CLO. A CLO is secured by, or evidences ownership interests in, a pool of assets that may include RMBS, non-agency RMBS, CMBS, commercial real estate loans or corporate loans.  Typically a CLO is collateralized by a diversified group of assets either within a particular asset class or across many asset categories.  These securities may be senior, subordinated, investment grade or non-investment grade. We expect the majority of our CLO investments to be part of a capital structure or securitization where the rights of the class in which we will invest to receive principal and interest are subordinated to senior classes but senior to the rights of lower rated classes of securities, although we may invest in the lower rated classes of securities if we believe the risk adjusted return is attractive.

Equity Securities.  To a lesser extent, subject to maintaining our qualification as a REIT, we also may invest in common and preferred equity, which may or may not be related to real estate. These investments may include direct purchases of common or preferred equity or other equity type investments. We will follow a value-oriented investment approach and focus on the anticipated cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We will also consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer and prices of similar or comparable securities.

Other Assets.  We also may from time to time opportunistically acquire other mortgage-related and financial assets that may include, among others: residential whole mortgage loans, commercial mortgages and other commercial real estate debt and other similar assets.

Our Financing Strategy

Given the continued uncertainty in the credit markets, we believe that maintaining a maximum leverage ratio in the range of 6 to 8 times for our Agency RMBS portfolio and an overall Company leverage ratio of 4 to 5 times is appropriate at this time.  At December 31, 2009 the leverage ratio for our portfolio of Agency RMBS, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and our Series A Preferred Stock, was 1 to 1 and, excluding our Series A Preferred Stock, the leverage ratio was 1.4 to 1. We also have $44.9 million of subordinated trust preferred securities outstanding and $266.8 million of collateralized debt obligations (“CDO”) outstanding, both of which are not dependent on market values of pledged securities or changing credit conditions by our lenders.

We strive to maintain and achieve a balanced and diverse funding mix to finance our investment portfolio. We rely primarily on repurchase agreements collateralized by Agency RMBS and CDOs in order to finance the Agency RMBS in our investment portfolio and prime ARM loans held in our securitization trusts. Repurchase agreements provide us with short-term borrowings that bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines or if unscheduled principal payments on the mortgages underlying our pledged securities increase at a higher than anticipated rate. To reduce the risk that we would be required to sell portions of our portfolio at a loss to meet margin calls, we intend to maintain a balance of cash or cash equivalent reserves and a balance of unpledged mortgage securities to use as collateral for additional borrowings. As of December 31, 2009, we had repurchase agreements outstanding with five different counterparties totaling $85.1 million. As of December 31, 2009, we financed approximately $276.2 million of loans we hold in securitization trusts permanently with approximately $9.9 million of our own equity investment in the securitization trusts and the issuance of approximately $266.8 million of CDOs.

Since the first quarter of 2009, we have used cash from operating activities to purchase non-Agency RMBS and the discounted notes issued by a CLO.  However, should the prospects for stable, reliable and favorable repurchase agreement financing for non-Agency RMBS develop in the future, we would expect to increase our repurchase agreement borrowings collateralized by non-Agency RMBS.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition― Liquidity and Capital Resources” for further discussion on our financing activities.

Our Hedging and Interest Rate Risk Management Strategies

A significant risk to our operations, relating to our portfolio management, is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Even though we retain and invest in securities collateralized by ARM loans, many of the underlying hybrid ARM loans that back the RMBS in our portfolio have initial fixed rates of interest for a period of time ranging from two to five years. Our funding costs are variable and the maturities are short term in nature. We use hedging instruments to reduce our risk associated with changes in interest rates that could affect our RMBS assets and prime ARM loans held in securitization trusts. Typically, we utilize interest rate swaps to effectively extend the maturity of our short term borrowings to better match the interest rate sensitivity to the underlying assets being financed. By extending the maturities on our short term borrowings, we attempt to lock in a spread between the interest income generated by the RMBS in our portfolio and the interest expense related to the financing of such assets in order to maintain a net duration gap of less than one year. As we acquire RMBS, we seek to hedge interest rate risk in order to stabilize net asset values and earnings during periods of rising interest rates. To do so, we use hedging instruments in conjunction with our borrowings to approximate the re-pricing characteristics of such assets. We utilize a model based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market stresses. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps. However, given the prepayment uncertainties on our RMBS, it is not possible to definitively lock-in a spread between the earnings yield on our portfolio and the related cost of borrowings. Nonetheless, through active management and the use of evaluative stress scenarios of the portfolio, we believe that we can mitigate a significant amount of both value and earnings volatility.

Our Investment Guidelines

In acquiring assets for our portfolio and subsequently managing those assets, management is required to adhere to investment guidelines adopted by our Board of Directors, unless such guidelines are amended, repealed, modified or waived by our Board.  Pursuant to our investment guidelines, we will focus on acquiring assets in the following categories:

•
Category I investments are RMBS that are either rated within one of the two highest rating categories by either Moody’s Investor Services or Standard and Poor’s (the “Ratings Agencies”), or have their repayment guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae;

•	Category II investments are all residential mortgage-related securities that do not fall within Category I; and

•
Category III investments are all CMBS and non-mortgage-related securities, including, without limitation, subordinated debentures or equity interests in a CLO, high yield corporate bonds and equity securities.

The investment guidelines provide the following investment limitations:

•	no investment shall be made which would cause us to fail to qualify as a REIT;

•	no investment shall be made which would cause us or our subsidiaries to register as an investment company under the Investment Company Act;

Certain of our officers have the authority to approve, without the need of further authorization of our Board of Directors, the following transactions from time to time, any of which may be entered into by us or any of our subsidiaries:

•	the purchase and sale of Category I investments, subject to the limitations described above;

•	the purchase and sale of agency debt, U.S. Treasury securities, overnight investments and money market funds;

•	certain hedging arrangements; and

•	the incurrence of indebtedness using:

• repurchase agreements; and

• term repurchase agreements.

Until further modified by our Board of Directors, our Category II and Category III investments will require the approval of our Board of Directors.

Our Relationship with HCS and the Advisory Agreement

HCS, an external advisor to the managed subsidiaries, is a wholly-owned subsidiary of JMP Group Inc. that manages a family of single-strategy and multi-manager hedge fund products.  HCS also sponsors and partners with other investment firms. As of December 31, 2009, HCS had $443.0 million in client assets under management.

Concurrent and in connection with the issuance of our Series A Preferred Stock in January 2008, we entered into an advisory agreement with HCS pursuant to which HCS advises the Managed Subsidiaries with respect to assets held by the Managed Subsidiaries, excluding Agency RMBS held by the Managed Subsidiaries for regulatory compliance purposes and certain non-Agency RMBS.  In addition, pursuant to the stock purchase agreement providing for the sale of the Series A Preferred Stock to the JMP Group, James J. Fowler was appointed Chairman of our Board of Directors. Mr. Fowler, who also serves as the non-compensated Chief Investment Officer of the Managed Subsidiaries, is a managing director of HCS, a subsidiary of JMP Group Inc. and a significant investor in our Series A Preferred Stock.

As of December 31, 2009, HCS, JMP Group Inc. and Joseph A. Jolson, the Chairman and Chief Executive Officer of JMP Group Inc., collectively beneficially owned a significant percentage of our outstanding capital stock.  See “―Conflicts of Interest with HCS; Equitable Allocation of Investment Opportunities” below for more information. In addition, in November 2008 our Board of Directors approved an exemption from the ownership limitations contained in our charter to permit Mr. Jolson to beneficially own up to 25% of the aggregate value of our outstanding capital stock.  As a result, these stockholders exert significant influence over us.

Advisory Agreement

As described above, in January 2008, we entered into an advisory agreement with HCS. The following is a summary of the key economic terms of the advisory agreement:

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

Term

December 31, 2010, unless terminated earlier.  The advisory agreement shall be automatically renewed for a one-year term each anniversary after the initial term unless we deliver prior written notice to HCS of the non-renewal not less than 180 days prior to the expiration of the term (or any extension).

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

For the years ended December 31, 2009 and 2008, HCS was paid a base advisory fee of $0.8 million and $0.7 million, respectively, and an incentive compensation fee of $0.5 million for the year ended December 31, 2009.  There was no incentive fee paid for the year ended December 31, 2008.

Conflicts of Interest with HCS; Equitable Allocation of Investment Opportunities

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

Since certain of the Managed Subsidiaries’ targeted investments are typically available only in specified quantities and since certain of their targeted investments may also be targeted investments for other HCS accounts, HCS may not be able to buy as much of certain investments as required to satisfy the needs of all of its clients’ accounts. In these cases, HCS’s allocation procedures and policies would typically allocate such investments to multiple accounts in proportion to the needs of each account. The policies permit departure from proportional allocation when the total HCS allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy allows for a “rotational” protocol of allocating subsequent investments so that, on an overall basis, each account is treated equitably.

We expect that HCS will source substantially all of the non-RMBS investments made by the Managed Subsidiaries as advisor to those entities.  HCS is authorized to follow broad investment guidelines determining which assets the Managed Subsidiaries will invest in, subject to the approval of our Board of Directors to our investment guidelines. However, as we diversify our investment portfolio in the future, our Board of Directors may elect to not review individual investments. In conducting their review of the investments held by our Managed Subsidiaries, our directors will rely primarily on information provided to them by HCS and our management. Furthermore, the Managed Subsidiaries may use complex investment strategies and transactions, which may be difficult or impossible to unwind. Although our Board of Directors must first approve an investment opportunity that falls under the advisory agreement, HCS has great latitude to determine the types of assets it may decide are proper investments for the Managed Subsidiaries. The investment guidelines do not permit HCS to invest in Agency RMBS, since these investments are made by us.

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

Pursuant to Schedules 13D filed with the SEC on February 17, 2009, and a Schedule 13G/A filed on February 16, 2010, HCS, JMP Group, Inc. and Joseph A. Jolson, the Chairman and Chief Executive Officer of JMP Group Inc., beneficially owned approximately 16.7%, 12.1% and 6.7%, respectively, of our outstanding common stock as of December 31, 2008 in the case of HCS and JMP Group Inc., and as of December 31, 2009 in the case of Mr. Jolson.  In addition, as of December 31, 2009, HCS and JMP Group Inc. collectively beneficially owned 100% of outstanding Series A Preferred Stock.  Any outstanding shares of our Series A Preferred Stock at December 31, 2010 must be redeemed for the purchase price plus any accrued or unpaid dividends on the Series A Preferred Stock as of that date.  As of February 28, 2010, $20.0 million of the Series A Preferred Stock remained outstanding.  HCS is an investment adviser that manages investments and trading accounts of other persons, including certain accounts affiliated with JMP Group, Inc., and is deemed the beneficial owner of shares of our common stock held by these accounts. As noted above, Mr. Fowler and Joseph A. Jolson are affiliates of JMP Group, Inc and HCS. As a result of the combined voting power of HCS, JMP Group, Inc. and Joseph A. Jolson, these stockholders exert significant influence over matters submitted to a vote of stockholders, including the election of directors and approval of a change in control or business combination of our company, and strategic direction of our Company. This concentration of ownership may result in decisions affecting us that are not in the best interests of all our stockholders. In addition, Mr. Fowler may have a conflict of interest in situations where the best interests of our company and stockholders do not align with the interests of HCS, JMP Group, Inc. or its affiliates, which may result in decisions that are not in the best interests of all our stockholders.

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

Commencing in March 2006, we stopped retaining all loans originated by HC and began to sell these loans to third parties.  With the mortgage lending business facing increasingly difficult operating conditions, we began considering strategic alternatives for our mortgage lending business in mid-2006.  In the first quarter of 2007, we completed the sale of substantially all of the assets related to our retail and wholesale residential mortgage lending platform, thereby marking our exit from the mortgage lending business.

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

In February 2008, we completed the issuance and sale of 7.5 million shares of our common stock to certain accredited investors in a private placement at a price of $8.00 per share, generating net proceeds to us of $56.5 million after payment of private placement fees and expenses.

The Company’s shares of common stock are currently listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “NYMT.”  In connection with the minimum listing price requirements of NASDAQ, we have completed two separate reverse stock splits on our common stock; a 1-for-5 reverse split in October 2007 and a 1-for-2 reverse split in May 2008.  The information in this Annual Report on Form 10-K gives effect to these reverse stock splits as if they occurred at the Company’s inception.

Our Structure

We conduct our business through New York Mortgage Trust, Inc., which serves as the parent company, and several of our subsidiaries, including special purpose subsidiaries established for loan securitization purposes.  We conduct certain of our portfolio investment operations through our wholly-owned taxable REIT subsidiary ("TRS"), HC, in order to utilize, to the extent permitted by law, some or all of a net operating loss carry-forward held in HC that resulted from HC’s exit from the mortgage lending business.  Our wholly-owned qualified REIT subsidiary ("QRS"), NYMF, currently holds certain mortgage-related assets for regulatory compliance purposes.  The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (IRC) of 1986, as amended, for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ended December 31, 2010 and thereafter. We hold our mortgage portfolio investments directly or in a qualified REIT subsidiary, or QRS. Accordingly, the net interest income we earn on these assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by HC, our taxable REIT subsidiary, or TRS, is subject to regular corporate income tax.

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

Qualified REIT Assets. On the last day of each calendar quarter, at least 75% of the value of our assets (which includes any assets held through a qualified REIT subsidiary) must consist of qualified REIT assets — primarily, real estate, mortgage loans secured by real estate, and certain mortgage-backed securities (“Qualified REIT Assets”), government securities, cash, and cash items. We believe that substantially all of our assets are and will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% asset test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities (with an exception for securities of a qualified REIT subsidiary or of a taxable REIT subsidiary). In addition, the aggregate value of our securities in taxable REIT subsidiaries cannot exceed 20% of our total assets. We monitor the purchase and holding of our assets for purposes of the above asset tests and seek to manage our portfolio to comply at all times with such tests.

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

IRS guidance allows us to pay a portion of our annual distributions in shares of common stock rather than cash (generally up to 90% in 2010) if we meet certain requirements.  In the event we need to preserve liquidity, we may pay a portion of our distributions in shares of our common stock.

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

Corporate Offices and Personnel

Our corporate headquarters are located at 52 Vanderbilt Avenue, Suite 403, New York, New York, 10017 and our telephone number is (212) 792-0107.  As of December 31, 2009 we employed four full-time employees.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. Forward looking statements are those which are not historical in nature and can often be identified by their inclusion of words such as “will,” “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions. Any projection of revenues, earnings or losses, capital expenditures, distributions, capital structure or other financial terms is a forward-looking statement. Certain statements regarding the following particularly are forward-looking in nature:

•	our business and investment strategy;

•	future performance, developments, market and industry forecasts or projected dividends;

•	future interest rate and credit environments; and

•	projected acquisitions or joint ventures.

It is important to note that the description of our business is general and our investment in real estate-related and financial assets in particular, is a statement about our operations as of a specific point in time and is not meant to be construed as an investment policy. The types of assets we hold, the amount of leverage we use or the liabilities we incur and other characteristics of our assets and liabilities disclosed in this report as of a specified period of time are subject to reevaluation and change without notice.

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

•	our ability to successfully diversify our investment portfolio and identify suitable assets for investments;

•	market changes in the terms and availability of repurchase agreements used and other funding sources to finance our investment portfolio activities;

•	reduced demand for our securities in the mortgage securitization and secondary markets;

•	interest rate mismatches between our mortgage-backed securities and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	Increased rates of default and/or decreased recovery rates on our assets;

•	changes in the financial markets and economy generally;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board's ability to change our operating policies and strategies without notice to you or stockholder approval;

•	our ability to successfully implement and grow our alternative investment strategy;

•
our ability to manage, minimize or eliminate liabilities stemming from the discontinued operations including, among other things, litigation and repurchase obligations on the sale of mortgage loans; and

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described in Part I, Item 1A – “Risk Factors” of this report and the various other factors identified in any other documents filed by us with the SEC.

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

The market value of the interest-bearing assets in which we invest, most notably RMBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates.  We anticipate that increases in interest rates will tend to decrease our net income and the market value of our interest-bearing assets.  Substantially all of the RMBS and CLO within our investment portfolio is classified for accounting purposes as “available for sale.”  Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available for sale securities will be reflected in stockholders’ equity.  As a result, a decline in market values may reduce the book value of our assets.  Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

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

In addition, if we are, or anticipate being, unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so.  In the event that we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate our ability to borrow, any of which could result in a rapid deterioration of our financial condition and cash available for distribution to our stockholders.  Moreover, if we liquidate the assets at prices lower than the amortized cost of such assets, we will incur losses.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, any of which could result in losses.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which may result in riskier investments.  For example, during 2009, we commenced investments pursuant to an alternative investment strategy adopted by our company that was focused on a broad range of real estate- and financial-related assets that differ in structure, risk and potential return, among other things, from the Agency RMBS that we had focused our investment efforts on since 2007.  We will continue to consider a broad range of assets for investment, including those outside of our targeted asset class, that we believe will be accretive to earnings and may allow us to utilize all or a portion of an approximately $62.2 million net operating loss carry-forward.  The assets we may acquire in the future are comprised of a broad range of asset classes and types and may be different than our historical investments.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments and in which we have limited or no investment experience.  These changes could result in a decline in earnings or losses which could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends.

Continued adverse developments in the residential mortgage market, and the economy generally, may adversely affect our business, particularly our ability to acquire RMBS and the value of the RMBS that we hold in our portfolio as well as our ability to finance or sell our RMBS.

In recent years, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including declining home values, heightened defaults, credit losses and liquidity concerns.  News of potential and actual security liquidations as a result of those economic difficulties has increased the volatility of many financial assets, including RMBS.  These disruptions materially adversely affected the performance and market value in recent years of the RMBS in our portfolio and prime ARM loans held in securitization trusts, as well as other interest-earning assets that we may consider acquiring in the future.  Securities backed by residential mortgage loans originated in 2006 and 2007 have had higher and earlier than expected rates of delinquencies.  In addition, while some economists believe the recession ended in the fourth quarter of 2009, housing prices continue to fall in certain areas around the country while unemployment rates have risen sharply during the past year, which will further increase the risk for higher delinquency rates.  Many RMBS and other interest-earning assets have been downgraded by rating agencies in recent years, and rating agencies may further downgrade these securities in the future.  Lenders have imposed additional and more stringent equity requirements necessary to finance these assets, particularly in the case of non-Agency securities,  and frequent impairments based on mark-to-market valuations have generated substantial collateral calls in the industry.  As a result of these difficulties and changed economic conditions, many companies operating in the mortgage specialty finance sectors have failed and others, including Fannie Mae and Freddie Mac, continue to face serious operating and financial challenges.  While the U.S. Federal Reserve has taken certain actions in an effort to ameliorate the current market conditions, and the U.S. Treasury and the Federal Housing Finance Agency, or FHFA, which is the federal regulator now assigned to oversee Fannie Mae and Freddie Mac, are also taking actions, despite reported stabilization in some sectors, these efforts may ultimately be ineffective.  As a result of these factors, among others, the market for these securities may be adversely affected for a significant period of time.

During the past two years, housing prices and appraisal values in many states have declined or stopped appreciating, after extended periods of significant appreciation.  A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans, the aggregate loan amounts of which (including any subordinate liens) are close to or greater than the related property values.

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

Agency RMBS guaranteed by Fannie Mae and Freddie Mac are not supported by the full faith and credit of the United States.  Fannie Mae and Freddie Mac have suffered significant losses and, despite significant steps taken by the U.S. government to stabilize these entities, Fannie Mae and Freddie Mac could default on their guarantee obligations, which would materially and adversely affect the value of our RMBS or other Agency indebtedness in which we may invest in the future.  The U.S. Treasury plans to release a preliminary report on the future of Fannie Mae and Freddie Mac in the near future, which report may recommend the abolishment of Fannie Mae and Freddie Mac in favor of a new system.

We generally post our Agency RMBS, and we may in the future post non-Agency RMBS, as collateral for our borrowings under repurchase agreements.  Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or to maintain our compliance with the terms of any financing arrangements.  The value of RMBS may decline for several reasons, including, for example, rising delinquencies and defaults, increases in interest rates, falling home prices and credit uncertainty at Fannie Mae or Freddie Mac.  In addition, in recent years, repurchase lenders have been requiring higher levels of collateral to support loans collateralized by RMBS than they have in the past, making borrowings more difficult and expensive.  At the same time, market uncertainty about residential mortgage loans in general could continue to depress the market for RMBS, which means that it may be more difficult for us to sell RMBS on favorable terms or at all.  Further, a decline in the value of RMBS, particularly Agency RMBS, could subject us to margin calls, for which we may have insufficient liquidity to support, resulting in forced sales of our assets at inopportune times.  If market conditions result in a decline in available purchasers of RMBS or the value of our RMBS, our financial position and results of operations could be adversely affected.

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

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these government-sponsored entities and the financial markets, generally, including placing Fannie Mae and Freddie Mac into conservatorship on September 7, 2008.  The conservatorship of Fannie Mae and Freddie Mac and certain other actions taken by the U.S. Treasury and U.S. Federal Reserve were designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  The U.S. government program includes contracts between the U.S. Treasury and each government-sponsored enterprise to seek to ensure that each enterprise maintains a positive net worth.  Each contract had an original capacity of $200 billion, but now has no cap.  Each contract provides for the provision of cash by the U.S. Treasury to the government-sponsored enterprise if FHFA determines that its liabilities exceed its assets.  Freddie Mac has drawn $60 billion and Fannie Mae has drawn $51 billion under these contracts.  Both Fannie Mae and Freddie Mac have indicated they will need to request additional draws this year, and it is possible the draw request will not be granted.  Although the U.S. government has described some specific steps and reforms that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain.

Although the U.S. government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that the capital infusions will be adequate for their needs.  If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.  In June 2009, as part of the Obama administration’s far-reaching financial industry recovery proposal, the U.S. Treasury announced that it and the Department of Housing and Urban Development, in consultation with other government agencies, plans to engage in a wide-ranging initiative to develop recommendations on the future of Fannie Mae and Freddie Mac, and the Federal Home Loan Bank System.  The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements.  A preliminary report on these future roles is expected to be released by the U.S. Treasury in the near future.  Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse implications for the market and for our business.

The U.S. Treasury’s RMBS purchase program is expected to end in the first quarter of 2010.  The U.S. Treasury will have purchased $220 billion in RMBS when this program ends.  The U.S. Treasury can hold its portfolio of RMBS to maturity and, based on mortgage market conditions, may make adjustments to the portfolio.  This flexibility may adversely affect the pricing and availability for RMBS, particularly Agency RMBS.  It is also possible that the U.S. Treasury could decide to purchase Agency securities in the future, which could create additional demand that would negatively affect the pricing of RMBS that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future.  The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. government in providing liquidity for mortgage loans.  The U.S. Treasury plans to release a preliminary report of the future of Fannie Mae and Freddie Mac in February 2010.  Each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could determine to stop providing liquidity support of any kind to the mortgage market.  If Fannie Mae or Freddie Mac were eliminated, we would not be able, or if their structures were to change radically, we might not be able, to acquire Agency RMBS from these companies, which would adversely affect our current business model.

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

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. government.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government, and could also nationalize or eliminate such entities entirely.  In January 2010, House Financial Services Committee Chairman, Barney Frank, was reported to have indicated that his Committee would recommend abolishing Fannie Mae and Freddie Mac in their current form in favor of a whole new system of housing finance.  Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS.  It also is possible that such laws could adversely impact the market for RMBS and spreads at which such securities trade.  All of the foregoing could materially adversely affect our business, operations and financial condition.

There can be no assurance that the actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of seeking to stabilize the financial markets will achieve the intended effect or benefit our business, and further government or market developments could adversely affect us.

In response to the financial issues affecting the banking system, the financial and housing markets and the economy as a whole, the U.S. government has implemented a number of initiatives intended to bolster the banking system, the financial and housing markets and the economy as a whole.  These actions include:  (i) the Emerging Economic Stabilization Act of 2008, or ESSA, which established the Troubled-Asset Relief Program, or TARP; (ii) the voluntary Capital Purchase Program, or the CPP, which was implemented under authority provided in the EESA and gives the U.S. Treasury the authority to purchase up to $250 billion of senior preferred shares in qualifying U.S.-controlled banks, saving associations, and certain bank and savings and loan holding companies engaged only in financial activities; (iii) a program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in RMBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae; (iv) the creation of a new funding mechanism, the Financial Stability Trust, that will provide financial institutions with bridge financing until such institutions can raise capital in the capital markets; (v) the creation of a Public-Private Investment Fund for private investors to purchase mortgages and mortgage-related assets from financial institutions; (vi) the Term Asset-Backed Securities Loan Facility with the goal of increasing securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, SBA small business loans and commercial mortgage-backed securities; and (vii) the American Recovery and Reinvestment Act of 2009, or the ARRA, which includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  For a more detailed description of certain of these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Market Conditions and Known Material Trends.”

Despite reports of stabilization in some sectors, no assurance can be given that these initiatives will have a beneficial impact on the banking system, financial market or housing market.  To the extent the markets do not respond favorably to these initiatives or if these initiatives do not function as intended, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the interest-earning assets in which we invest.

In late 2008, the U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  The programs involve, among other things, modifications of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings.  These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae adversely affect the value of, and the returns on, the interest-earning assets in which we invest, including through prepayments on the mortgage loans underlying our RMBS and the mortgage loans held in our securitization trusts.

The principal and interest payments on our non-Agency RMBS are not guaranteed by any entity, including any government sponsored entity or agency, and, therefore, are subject to increased risks, including credit risk.

Our portfolio includes non-Agency RMBS which are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines.  Consequently, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by government-sponsored entities such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government.

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
On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to significantly increase their purchases of delinquent loans from the pools of mortgages collateralizing their Agency RMBS beginning March 2010. Their program to purchase delinquent loans is expected to impact the rate of principal prepayments on our Agency RMBS.

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

Our net income largely depends on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs.  In acquiring mortgage-related assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us.  Additionally, many of our potential competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act.  As a result, we may not in the future be able to acquire sufficient mortgage-related assets at favorable spreads over our borrowing costs which, would adversely affect our profitability.

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

Furthermore, rising interest rates generally reduce the demand for consumer and commercial credit, including mortgage loans, due to the higher cost of borrowing.  A reduction in the volume of mortgage loans originated may affect the volume of RMBS available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives.  Rising interest rates may also cause RMBS and other interest-earning assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates.  If rising interest rates cause us to be unable to acquire a sufficient volume of RMBS and other interest-earning assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends, may be materially and adversely affected.

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

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our RMBS.  Changes in interest rates and prepayments affect the market price of the RMBS that we hold in our portfolio and in which we intend to invest.  In managing our investment portfolio, to assess the effects of interest rate changes and prepayment trends on our investment portfolio, we typically rely on certain assumptions that are based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions.  If the dislocations in the residential mortgage market over the last few years or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) effectively hedge our interest rate risk and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

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

Substantially all of the assets held within our investment portfolio are in the form of securities that are not publicly traded on a national securities exchange or quotation system.  The fair value of securities and other assets that are not publicly traded in this manner may not be readily determinable.  A substantial majority of the assets in our investment portfolio are valued by us at fair value as determined in good faith by our management based on market quotations from brokers and dealers.  Although we currently are able to obtain quotations from brokers and dealers for substantially all of the assets within our investment portfolio, we may be unable to obtain such quotations on other assets in our investment portfolio in the future, in which case, our manager may need to determine in good faith the fair value of these assets.  Because such quotations and valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed.  The value of our common stock could be adversely affected if our determinations regarding the fair value of these assets are materially higher than the values that we ultimately realize upon their disposal.  Misjudgments regarding the fair value of our assets that we subsequently recognize may also result in impairments that we must recognize.

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

Our investment strategy permits us to consider a broad range of asset types, including CMBS, non-Agency RMBS and other mortgage assets, including mortgage loans.  Commercial mortgage loans are secured by multi-family or commercial property.  They are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property.  The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower.  If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.  Such income can be affected by many factors.

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

We may also invest in securities that represent subordinated tranches of CMBS or non-Agency RMBS.  In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by any cash reserve fund or letter of credit provided by the borrower, and then by the first loss subordinated security holder.  In the event of default and the exhaustion of any equity support, reserve fund, letter of credit—and any classes of securities junior to those in which we invest—we may not be able to recover all of our investment in the securities we purchase.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy delinquent interest and principal payments due on the related CMBS or RMBS, the securities in which we invest may effectively become the first loss position behind the more senior securities, which may result in significant losses to us.

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

We may invest in high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect our business, financial condition and cash available for dividends.

We may invest in high yield or subordinated  or lower rated securities, which involve a higher degree of risk than other investments.  Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions.  These securities may not be secured by mortgages or liens on assets.  Our right to payment and security interest with respect to such securities may be subordinated to the payment rights and security interests of the senior lender.  Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Our real estate assets are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including RMBS trading activities, which could materially adversely affect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our due diligence may not reveal all the liabilities associated with an  investment and may not reveal other investment performance issues.

Before investing in an asset, we review the loans or other assets comprising the investment and other factors that we believe are material to the performance of the investment.  In this process, we rely on the resources available to us and, in some cases, an investigation by HCS, its affiliates or third parties.  This process is particularly important and subjective with respect to new or private companies because there may be little or no information publicly available about them.  Our due diligence processes might not uncover all relevant facts, thus resulting in investment losses.

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

We use debt financing as a strategy to increase our return on investment securities in our investment portfolio.  However, we may not be able to achieve our desired debt-to-equity ratio for a number of reasons, including the following:

•	our lenders do not make debt financing available to us at acceptable rates; or

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do.

The dislocations in the residential mortgage market and credit markets have led lenders, including the financial institutions that provide financing for our investment securities, to heighten their credit review standards, and, in some cases, to reduce or eliminate loan amounts available to borrowers.  As a result, we cannot assure you that any, or sufficient, debt funding will be available to us in the future on terms that are acceptable to us.  In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

Furthermore, because we rely primarily on short-term borrowings to finance our investment securities, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings.  As of December 31, 2009, substantially all of our borrowings under repurchase agreements bore maturities of 30 days or less.  If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions.

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

If we are limited in our ability to leverage our assets, the returns on our portfolio may be harmed.  A key element of our strategy is our use of leverage to increase the size of our RMBS portfolio in an attempt to enhance our returns.  Given the continued uncertainty in the credit markets, we believe that maintaining a maximum leverage ratio in the range of six to eight times for our Agency RMBS portfolio and an overall leverage ratio of four to five times is appropriate at this time.  At December 31, 2009, our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by total stockholders’ equity and our Series A Preferred Stock, was 1 to 1.  This definition of the leverage ratio is consistent with the manner in which the credit providers under our repurchase agreements calculate our leverage.  Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity.  If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

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

Our liquidity may be adversely affected by margin calls under our repurchase agreements because we are dependent in part on the lenders' valuation of the collateral securing the financing.

Each of these repurchase agreements allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market value.  If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease.  When we are subject to such a margin call, we must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice.  Any such margin call could harm our liquidity, results of operation and financial condition.  Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect our results of operations and financial condition.

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

The Managed Subsidiaries may have or pursue investments in securities in which HCS or certain of its affiliates have or are seeking an interest.  Similarly, HCS or certain of its affiliates may invest in securities in which the Managed Subsidiaries have or may have an interest.  Although such investments may present conflicts of interest, we nonetheless may pursue and consummate such transactions.  Additionally, the Managed Subsidiaries may engage in transactions directly with HCS or any of its affiliates, including the purchase and sale of all or a portion of a portfolio investment.

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

HCS and JMP Group, Inc. beneficially owned approximately 16.7% and 12.1%, respectively, of our outstanding common stock as of December 31, 2009.  HCS is an investment adviser that manages investments and trading accounts of other persons, including certain accounts affiliated with JMP Group, Inc., and is deemed the beneficial owner of shares of our common stock held by these accounts.  James J. Fowler, the Non-Executive Chairman of our Board of Directors and also the non-compensated chief investment officer of the Managed Subsidiaries, is a managing director of HCS.  HCS is an affiliate of JMP Group, Inc.  Joseph A. Jolson, the Chairman and Chief Executive Officer of JMP Group Inc. and HCS, beneficially owned approximately 6.7% of the Company’s outstanding common stock as of December 3, 2009.  In addition, in November 2008, our Board of Directors approved an exemption from the ownership limitations contained in our Charter, to permit Mr. Jolson to beneficially own up to 25% of the aggregate value of our outstanding capital stock.  As a result of the combined voting power of HCS, JMP Group, Inc. and Mr. Jolson, these stockholders exert significant influence over matters submitted to a vote of stockholders, including the election of directors and approval of a change in control or business combination of our company.  This concentration of ownership may result in decisions affecting us that are not in the best interests of all our stockholders.  In addition, Mr. Fowler may have a conflict of interest in situations where the best interests of our company and stockholders do not align with the interests of HCS, JMP Group, Inc. or its affiliates, which may result in decisions that are not in the best interests of all our stockholders.

Termination of the advisory agreement may be difficult and costly.

Termination of the advisory agreement without cause is subject to several conditions which may make such a termination difficult and costly.  The advisory agreement provides that it may only be terminated without cause following the initial three-year period, which ends on December 31, 2010, upon the affirmative vote of at least two-thirds of our independent directors, based either upon unsatisfactory performance by HCS that is materially detrimental to us or upon a determination that the management fee payable to HCS is not fair, subject to HCS’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees.  HCS will be paid a termination fee equal to the sum of the average annual base advisory fee and the average annual incentive compensation earned by it during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.  Thus, in the event we elect not to renew the advisory agreement for any reason other than cause (as defined in the advisory agreement), we will be required to pay this termination fee.  These provisions may increase the effective cost to us of terminating the advisory agreement, thereby adversely affecting our ability to terminate HCS without cause.

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

The Series A Preferred Stock represents approximately 21% of our outstanding capital stock, on a fully diluted basis, as of February 15, 2010.  Therefore, the holders of our Series A Preferred Stock have voting control over us.

The Series A Preferred Stock represents approximately 21% of our outstanding capital stock, on a fully diluted basis, as of February 15, 2010.  The Series A Preferred Stock also has voting rights equal to the voting rights attached to our common stock, except that each share of Series A Preferred Stock is entitled to a number of votes equal to the conversion rate.  Therefore, the holders of our Series A Preferred Stock have voting control over us, which may limit your ability to effect corporate change through the shareholder voting process.

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

We have an obligation to redeem any remaining outstanding shares of our Series A Preferred Stock on or about December 31, 2010, at a redemption price equal to 100% of the $20.00 per share liquidation preference, plus all accrued and unpaid dividends.  Our common stock is currently trading below the conversion price for our Series A Preferred Stock.  As a result, as of December 31, 2009, 100% of the Series A Preferred Stock remained outstanding, which represents an aggregate redemption price (excluding accrued and unpaid dividends) of approximately $20.0 million.  We may be unable to finance the redemption on favorable terms, or at all.  Consequently, we may not have sufficient cash to purchase the shares of our Series A Preferred Stock.

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

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT).  This test is known as the “5/50 test.”  Attribution rules in the Internal Revenue Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement.  Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT).  To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.  Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by our Board of Directors, no person may own more than 5.0% in value of the outstanding shares of our capital stock.  The ownership limit contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then current market price for our common stock or would otherwise be in the best interests of our stockholders.

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

The maximum U.S. federal income tax rate for dividends payable to domestic shareholders that are individuals, trust and estates is 15% (through 2010).  Dividends payable by REITs, however, are generally not eligible for the reduced rates.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rate applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

Pools of mortgage loans back the RMBS that we hold in our investment portfolio and in which we invest.  In general, the interest income from a mortgage loan is qualifying income for purposes of the 75% gross income test applicable to REITs to the extent that the mortgage loan is secured by real property.  If a mortgage loan has a loan-to-value ratio greater than 100%, however, then only a proportionate part of the interest income is qualifying income for purposes of the 75% gross income test and only a proportionate part of the value of the loan is treated as a “real estate asset” for purposes of the 75% asset test applicable to REITs.  This loan-to-value ratio is generally measured at the time that the REIT commits to acquire the loan.  Although the IRS has ruled generally that the interest income from non-collateralized mortgage obligation (“CMO”) RMBS is qualifying income for purposes of the 75% gross income test, it is not entirely clear how this guidance would apply if we purchase non-CMO RMBS in the secondary market at a time when the loan-to-value ratio of one or more of the mortgage loans backing the non-CMO RMBS is greater than 100%, and, accordingly, a portion of any income from such non-CMO RMBS may be treated as non-qualifying income for purposes of the 75% gross income test.  In addition, that guidance does not apply to CMO RMBS.  In the case of CMO RMBS, if less than 95% of the assets of the issuer of the CMO RMBS constitute “real estate assets,” then only a proportionate part of our income derived from the CMO RMBS will qualify for purposes of the 75% gross income test.  Although the law is not clear, the IRS may take the position that the determination of the loan-to-value ratio for mortgage loans that back CMO RMBS is to be made on a quarterly basis.  A decline in the value of the real estate securing the mortgage loans that back our CMO RMBS could cause a portion of the interest income from those RMBS to be treated as non-qualifying income for purposes of the 75% gross income test.  If such non-qualifying income caused us to fail the 75% gross income test and we did not qualify for certain statutory relief provisions, we would fail to qualify as a REIT.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Other than real estate owned, acquired through, or in lieu of, foreclosures on mortgage loans, the Company does not own any properties. As of December 31, 2009, our principal executive and administrative offices are located in leased space at 52 Vanderbilt Avenue, Suite 403, New York, New York 10017.

Item 3. LEGAL PROCEEDINGS

We are at times subject to various legal proceedings arising in the ordinary course of our business.  As of the date of this report, we do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations, financial condition or cash flows

Item 4. (REMOVED AND RESERVED)

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on NASDAQ under the trading symbol “NYMT”.  As of December 31, 2009, we had 9,415,094 shares of common stock outstanding and as of March 1, 2010, there were approximately 30 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable on our common stock on a per share basis. The data below has been sourced from http://www.bloomberg.com.

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2009
Fourth quarter	$8.75	$5.74	$7.19	12/21/09	01/26/10	$0.25
Third quarter	8.03	5.05	7.60	09/28/09	10/26/09	0.25
Second quarter	5.97	2.23	5.16	06/14/09	07/27/09	0.23
First quarter	3.80	1.82	3.80	03/25/09	04/27/09	0.18

	Common Stock Prices(1)			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2008
Fourth quarter	$4.37	$1.51	$2.20	12/23/08	01/26/09	$0.10
Third quarter	5.99	2.50	3.17	09/29/08	10/27/08	0.16
Second quarter	6.24	4.00	6.20	06/30/08	07/25/08	0.16
First quarter	9.80	4.40	5.40	04/21/08	05/15/08	0.12
(1) Our common stock was reported on the OTCBB from January 1, 2008 through June 4, 2008. Our common stock has been listed on the NASDAQ since June 5, 2008.

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the Board of Directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant.

Declaration Date	Record Date	Payment Date	Cash Distribution per share	Income Dividends	Short-term Capital Gain	Total Taxable Ordinary Dividend	Return of Capital

12/23/08	01/07/09	01/26/09	$0.1000	$0.1000	$0.0000	$0.1000	$0.0000
03/25/09	04/06/09	04/27/09	$0.1800	$0.1800	$0.0000	$0.1800	$0.0000
06/14/09	06/26/09	07/27/09	$0.2300	$0.2300	$0.0000	$0.2300	$0.0000
09/28/09	10/13/09	10/26/09	$0.2500	$0.2500	$0.0000	$0.2500	$0.0000
Total 2009 Cash Distributions			$0.7600	$0.7600	$0.0000	$0.7600	$0.0000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program, which it previously announced in November 2005. At management’s discretion, the Company is authorized to repurchase shares of Company common stock in the open market or through privately negotiated transactions through December 31, 2015. The plan may be temporarily or permanently suspended or discontinued at any time. The Company has not repurchased any shares since March 2006 and currently has no intention to recommence repurchases in the near-term..

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	8,111

Performance Graph

The following line graph sets forth, for the period December 31, 2004 through December 31, 2009, a comparison of the percentage change in the cumulative total stockholder return on the Company's common stock compared to the cumulative total return of the NYSE Composite Index and the National Association of Real Estate Investment Trusts ("NAREIT") Mortgage REIT Index. The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 as of December 31, 2004 and that all dividends were reinvested. The performance reflected in the graph is not necessarily indicative of future performance.

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

	As of and For the Year Ended December 31,
(Dollar amounts in thousands, except per share amounts)	2009	2008	2007	2006	2005
Operating Data:
Revenues:
Interest income	$31,095	$44,123	$50,564	$64,881	$62,725
Interest expense	14,235	36,260	50,087	60,097	49,852
Net interest income	16,860	7,863	477	4,784	12,873
Provision for loan losses	(2,262)	(1,462)	(1,683)	(57)	—
Realized gains (losses) on securities and related hedges	3,282	(19,977)	(8,350)	(529)	2,207
Impairment loss on investment securities	(119)	(5,278)	(8,480)	—	(7,440)
Total other income (expenses)	901	(26,717)	(18,513)	(586)	(5,233)
Expenses:
Salaries and benefits	2,118	1,869	865	714	1,934
General and administrative expenses	4,759	5,041	1,889	1,318	2,384
Total expenses	6,877	6,910	2,754	2,032	4,318
Income (loss) before from continuing operations	10,884	(25,764)	(20,790)	2,166	3,322
Income (loss) from discontinued operation – net of tax (1)	786	1,657	(34,478)	(17,197)	(8,662)
Net income (loss)	$11,670	$(24,107)	$(55,268)	$(15,031)	$(5,340)
Basic net income (loss) per share	$1.25	$(2.91)	$(30.47)	$(8.33)	$(2.96)
Diluted net income (loss) income per share	$1.19	$(2.91)	$(30.47)	$(8.33)	$(2.96)
Dividends declared per common share	$0.91	$0.54	$0.50	$4.70	$9.20
Balance Sheet Data:
Cash and cash equivalents	$24,522	$9,387	$5,508	$969	$9,056
Investment securities available for sale	176,691	477,416	350,484	488,962	716,482
Mortgage loans held in securitization trusts	276,176	346,972	428,030	587,535	780,670
Assets related to discontinued operation (1)	4,217	5,854	8,876	212,805	248,871
Total assets	488,814	853,300	808,606	1,321,979	1,789,943
Financing arrangements, portfolio investments	85,106	402,329	315,714	815,313	1,166,499
Collateralized debt obligations	266,754	335,646	417,027	197,447	228,226
Subordinated debentures (net)	44,892	44,618	44,345	44,071	43,650
Convertible preferred debentures	19,851	19,702	—	—	—
Liabilities related to discontinued operation (1)	1,778	3,566	5,833	187,705	231,925
Total liabilities	425,827	814,052	790,188	1,250,407	1,688,985
Total stockholders’ equity	$62,987	$39,248	$18,418	$71,572	$100,958

(1)
In connection with the sale of our wholesale mortgage origination platform assets on February 22, 2007 and the sale of our retail mortgage origination platform assets on March 31, 2007, we classify our mortgage lending business as a discontinued operation in (see note 8 in the notes to our consolidated financial statements).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS   OF OPERATIONS

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”), for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans (“non-Agency RMBS”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans held in securitization trusts, or prime ARM loans.  The remainder of our current investment portfolio is comprised of notes issued by a collateralized loan obligation (“CLO”).  We also may opportunistically acquire and manage various other types of real estate-related and financial assets, including, among other things, certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans and other similar investments.  These assets, together with non-Agency RMBS and CLOs, typically present greater credit risk and less interest rate risk than our investments in Agency RMBS and prime ARM loans, and may also permit us to potentially utilize all or part of a significant net operating loss carry-forward held by Hypotheca Capital, LLC (“HC,” then doing business as The New York Mortgage Company LLC), our wholly-owned subsidiary and former mortgage lending business.

Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs, which we refer to as our net interest income.  We intend to achieve this objective by investing in a broad class of real estate-related and financial assets, including those listed above, that in aggregate, will generate attractive risk-adjusted total returns for our stockholders.

Prior to 2009, our investment portfolio was primarily comprised of Agency RMBS, prime ARM loans held in securitization trusts and certain non-agency RMBS rated in the highest rating category by two rating agencies. The prime ARM loans in our portfolio were purchased from third parties or originated by us through HC and were subsequently securitized by us and are held in our four securitization trusts.  Beginning in the first quarter of 2009, we commenced a repositioning of our investment portfolio to transition the portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, which primarily involve interest rate risk, to a more diversified portfolio that includes elements of credit risk with reduced leverage.  The repositioning included a reduction in the Agency RMBS held in our portfolio through the disposition of $193.8 million of GSE-issued collateralized mortgage obligation floating rate securities, which we refer to as “Agency CMO floaters”, a net increase of approximately $27.5 million (par value) in our non-Agency RMBS position and our opportunistic purchase in March 2009 of discounted notes issued by a CLO.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended on December 31, 2004. As a result, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, including, among other things:

•	changes in interest rates;

•	rates of prepayment, default and recovery on our assets or the mortgages or loans that underlie such assets;

•	general economic and financial and credit market conditions;

•	our leverage, our access to funding and our borrowing costs;

•	our hedging activities;

•	changes in the credit ratings of the loans, securities, and other assets we own;

•	the market value of our investments;

•	liabilities related to our discontinued operation, including repurchase obligations on the sales of mortgage loans; and

•	requirements to maintain REIT status and to qualify for an exemption from registration under the Investment Company Act.

We earn income and generate cash through our investments. Our income is generated primarily from the net spread, which we refer to as net interest income, which is the difference between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities and other operating costs. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning assets and the borrowing costs of the liabilities used to finance those investments, prepayment speeds and default and recovery rates on the assets or the loans underlying such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of longer duration than those of our liabilities, interest rate increases will tend to decrease the net interest income we derive from, and the market value of our interest rate sensitive assets (and therefore our book value), including Agency RMBS, prime ARM loans and certain non-Agency RMBS. Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in the economy and financial markets, competition and other factors, none of which can be predicted with any certainty. To the extent we have acquired assets at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our mortgage related assets will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income will be negatively impacted. The current climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

In addition, our returns will be affected by the credit performance of our non-agency RMBS and other investments. Our non-Agency RMBS and CLO investments expose us to credit risk; however, the credit support built into non-Agency RMBS deal structures is designed to provide a level of protection against potential credit losses.  In addition, the discounted purchase prices paid for the non-Agency RMBS and CLO investments in our portfolio provide further insulation from credit losses in the event, as we expect, that we receive less than 100% of par value on such assets. Nevertheless, if credit losses on our investments, loans, or the loans underlying our investments exceed our expectations, it may have an adverse effect on our performance and our earnings.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position. More recently, we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. As of December 31, 2009, the amount of repurchase requests outstanding was approximately $2.0 million, against which we had a reserve of approximately $0.3 million. We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all. If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected.

For more information regarding the factors and risks that affect our operations and performance, see “Item 1A. Risk Factors” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below.

Current Market Conditions and Known Material Trends

In recent years, the residential housing and mortgage and credit and financial markets in the United States and globally have experienced a variety of difficulties and changed economic conditions, including loan defaults, credit losses and decreased liquidity. These conditions, together with liquidating sales by several large institutions, have resulted in volatility in the value of most real estate-related and financial assets, including many of the assets in our portfolio, and reduced available financing for certain assets.  In response to these conditions, the U.S. Government, Federal Reserve, U.S. Treasury, FDIC and other governmental and regulatory bodies have taken or are considering taking other actions in an effort to stabilize the credit and financial markets and stimulate the economy.  These actions include, among other things, the conservatorship of Fannie Mae and Freddie Mac, EESA, TARP, the CPP, TALF, ARRA and the Homeowner Affordability and Stability Plan, or HASP. Although the impact from many of these actions remains uncertain, certain sectors have reported signs of stabilizing recently, including the Agency RMBS market.

 Developments at Fannie Mae and Freddie Mac.  Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying Agency RMBS, they have historically had high price stability and been considered to present low credit risk. However, the recent turmoil in the residential mortgage sector severely weakened the financial condition of Fannie Mae and Freddie Mac.  As a result, Agency RMBS experienced increased price volatility. In response to the severely weakened financial condition of Fannie Mae and Freddie Mac and the corresponding impact that this weakened condition was having on the U.S. mortgage, credit and financial markets, in 2008 the U.S. Government placed Fannie Mae and Freddie Mac under federal conservatorship. In connection with the placement of Fannie Mae and Freddie Mac in conservatorship, the U.S. Treasury agreed to provide certain financial support to these entities, including a larger-scale Agency RMBS purchasing program that is scheduled to terminate during the 2010 first quarter. We expect that the U.S. Government’s conservatorship of Fannie Mae and Freddie Mac will allow these institutions to continue to issue Agency RMBS. However, no assurance can be given that the conservatorship of Fannie Mae and Freddie Mac will continue to have a positive effect on the supply of Agency RMBS. For example, at a hearing on January 22, 2010, the Chairman of the House Financial Services Committee stated that the committee will be recommending to the U.S. Congress to abolish Fannie Mae and Freddie Mac in favor of a new system of providing housing finance.

 Prior to December 2009, the financing arrangement between the U.S. Treasury and Fannie Mae and Freddie Mac required these entities to cap their Agency RMBS portfolio at $900 billion each and then begin reducing their portfolio of Agency RMBS by 10% per year beginning in 2010. In December 2009, the U.S. Treasury loosened this requirement by allowing the portfolio reduction requirements to be applied to the maximum allowable size of the portfolios, rather than the actual size of the portfolios. Also, the U.S. Treasury originally was going to require Fannie Mae and Freddie Mac to pay a quarterly commitment fee to the U.S. Treasury beginning on March 31, 2010. The U.S. Treasury subsequently postponed that start date to December 31, 2010. The change to Fannie Mae and Freddie Macs portfolio reduction requirements could extend the time period by which these entities sell portions of their Agency RMBS portfolios in the market, which, in turn, could cause the supply of Agency RMBS to be smaller than we originally anticipated.

More recently, in February of this year, Fannie Mae and Freddie Mac announced that the GSEs will be purchasing delinquent loans from mortgage pools guaranteed by them. Delinquent loans for this program will be those that are 120 days or greater delinquent as of measurement date. Freddie Mac stated that it will be consummating all of its purchases at once, based on the delinquencies as of February 2010, with payments to securities holders on March 15th and April 15th. On March 1, 2010, Fannie Mae reported that it would buy approximately $127 billion of loans out of guaranteed RMBS pools beginning in March and running through about June of this year. These actions could decrease the net income derived from our Agency RMBS.

Mortgage asset values. During 2009, the market value of the Agency RMBS in our portfolio was positively impacted by the Federal Reserve’s program to purchase $1.25 trillion of Agency MBS.  This purchase program implemented by the Federal Reserve increased market prices of Agency RMBS during 2009, thereby reducing their market yield.  As a result, we did not acquire any Agency RMBS during 2009, and instead opportunistically disposed of the Agency CMO floaters in our portfolio. The Federal Reserve has indicated it will complete its planned purchases of Agency RMBS by the end of the 2010 first quarter.  If no further action is taken by the Federal Reserve, the market value of Agency RMBS may decline, which among other things, could cause the market value of our Agency RMBS to decline.

Market demand for non-Agency RMBS increased over the course of 2009 due to increased demand and the reduced market yields for Agency RMBS.  Accordingly, while non-Agency RMBS remain available at a discount, such discounts have narrowed relative to discounts available in early 2009 and late 2008 and may continue to narrow in the future, reducing the market yields on these assets.  Nevertheless, we believe that despite higher market prices and lower yields, that risk-adjusted returns on non-Agency RMBS continue to represent attractive investment opportunities.

Credit Quality.  The deterioration of the U.S. housing market as well as the recent economic downturn have caused U.S. residential mortgage delinquency rates to remain at high levels for various types of mortgage loans. Recent months have seen some stabilization or improvement of certain measures of credit quality, although this stabilization and/or improvement may ultimately prove to be temporary

Financing markets and liquidity. Actions by the Federal Reserve and the U.S. Treasury over the past two years appear to have stabilized the financing and liquidity environment for Agency RMBS. The liquidity facilities created by the Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25%, along with the reduction of the 30-day LIBOR to 0.23% as of December 31, 2009, have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing for Agency RMBS. Moreover, collateral requirements improved throughout 2009.  However, available leverage for non-Agency RMBS and other financial assets has remained scarce during 2009 due to the recent conditions in the housing and credit markets.  More recently, some investment banks have, to a limited extent, begun making term financing available for non-Agency RMBS.  As of the date of this report, our investment in Agency RMBS and a CLO remained unlevered; however, should the prospects for stable, reliable and favorable repurchase agreement financing for non-Agency RMBS develop in the future, we would expect to increase our repurchase agreement borrowings collateralized by non-Agency RMBS.

In addition to a stabilizing financing environment for Agency RMBS, collateral requirements improved throughout 2009.  With respect to interest rates, because of continued uncertainty in the credit markets and difficult U.S. economic conditions, we expect that interest rates are likely to remain at these historically low levels until such time as the economic data begin to confirm a sustainable improvement in the overall economy.

Prepayment rates.  As a result of various government initiatives, including HASP and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages have declined, nearing historical lows during 2009.  Hybrid and adjustable-rate mortgage originations have declined substantially, as rates on these types of mortgages are comparable with rates available on 30-year fixed-rate mortgages. We experienced similar prepayment rates on both our Agency RMBS and prime ARM loans during the second, third and fourth quarters of 2009.  We expect speeds to be higher in the first half of 2010 due to the announced delinquent loan buyback program from Fannie Mae.  We do not expect this will have a material impact on the Company.

Note Regarding Discontinued Operation

In connection with the sale of our wholesale and retail mortgage lending platform assets in the first quarter of 2007, during the fourth quarter of 2006, we classified our mortgage lending business as a discontinued operation.  As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned are part of our ongoing operations and accordingly, we have not classified as a discontinued operation. See note 8 in the notes to our consolidated financial statements.

Until March 31, 2007, our discontinued mortgage lending operation contributed to our then current period financial results. Subsequent to March 31, 2007, our discontinued mortgage lending operation has impacted our financial results due to liabilities remaining after the sale of the operation’s assets. As of December 31, 2009 discontinued operations consist of $4.2 million in assets and $1.8 million in liabilities, down from $5.9 million in assets and $3.6 million in liabilities at December 31, 2008.

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

As of December 31, 2009, the Company had $4.2 million in assets related to discontinued operations, including $3.8 million in loans held for sale.  The discontinued operations had net income of $0.8 million for the year ended December 31, 2009.  The Company continues to wind down the discontinued operations and anticipates to be substantially complete by the end of 2010.

Balance Sheet Analysis

Investment Securities - Available for Sale.  At December 31, 2009 our securities portfolio consists of Agency RMBS, Non-agency RMBS, originally rated AAA and Collateralized Loan Obligations. At December 31, 2009, we had no investment securities in a single issuer or entity, other than Fannie Mae, that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the credit characteristics of our investment securities available for sale as of December 31, 2009 and December 31, 2008:

Credit Characteristics of Our Investment Securities (dollar amounts in thousands):

December 31, 2009	Sponsor or Rating (1)	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency RMBS	FNMA	$110,324	$116,226	65.8%	5.14%	2.37%
Non-Agency RMBS	AAA	2,195	1,717	1.0%	4.97%	11.26%
	AA	1,270	886	0.5%	5.18%	15.03%
	A	364	321	0.2%	4.43%	4.92%
	BB	13,384	11,336	6.3%	1.65%	12.79%
	B	11,743	8,812	5.0%	4.03%	9.57%
	CCC or Below	28,028	19,794	11.2%	5.13%	7.49%
Collateralized Loan Obligation	BBB	10,400	5,408	3.1%	1.37%	15.20%
	BB	15,300	5,508	3.1%	2.67%	23.45%
	B	20,250	6,683	3.8%	5.27%	30.22%
Total/Weighted Average		$213,258	$176,691	100.0%	4.51%	6.23%
(1) – Ratings based on S&P categories, however securities may have been rated by either Fitch or Moody’s.

December 31, 2008	Sponsor or Rating (1)	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Credit
Agency RMBS	FNMA/FHLMC	$455,447	$455,871	95%	3.67%	5.99%
Non-Agency RMBS	AAA	23,289	18,118	4%	1.27%	15.85%
	AA	609	530	0%	1.22%	4.32%
	A	3,648	2,828	1%	2.30%	4.08%
	CCC or Below	2,058	69	0%	5.67%	20.33%
	Not Rated	405	—	0%	5.67%	0%
Total/Weighted Average		$485,456	$477,416	100%	3.55%	6.51%

(1) – Ratings based on S&P categories, however securities may have been rated by either Fitch or Moody’s.

The following table sets forth the stated reset periods and weighted average yields of our investment securities available for sale at December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2009	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$—	—%	$42,893	2.07%	$73,333	2.54%	$116,226	2.37%
Non-Agency RMBS	22,065	10.15%	4,865	7.23%	15,936	9.57%	42,866	9.61%
Collateralized Loan Obligation	17,599	23.48%	—	—%	—	—%	17,599	23.48%

Total/Weighted Average	$39,664	16.07%	$47,758	2.60%	$89,269	3.80%	$176,691	6.23%

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months To 60 Months		Total
December 31, 2008	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$197,675	8.54%	$66,910	3.69%	$191,286	4.02%	$455,871	5.99%
Non-Agency RMBS	21,476	14.11%	—	—%	69	16.99%	21,545	14.35%
Total/Weighted Average	$219,151	9.21%	$66,910	3.69%	$191,355	4.19%	$477,416	6.51%

Performance characteristics of non-Agency RMBS

The following table details performance characteristics of our non-Agency RMBS portfolio as of December 31, 2009 (amounts in thousands):

	Acquired in 2009	Acquired prior to 2009
Current Par Value	$38,682	$18,302
Collateral Type:
Fixed Rate	$3,738	$17,693
Arms	$34,944	$609
Weighted average Purchase Price	60.51%	92.05%
Weighted average Credit Support	8.76%	4.06%
Weighted average 60++ Delinquencies (including 60+, REO and Foreclosure)	20.61%	3.66%
Weighted average 3 month Constant Prepayment Rate	16.24%	17.46%
Weighted average 3 month Voluntary Prepayment Rate	9.78%	15.84%

Detailed composition of loans securitizing our collateralized loan obligations

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance, industry and Moody’s Investors Services, Inc's (“Moody’s”) rating category as of December 31, 2009.

	As of December 31, 2009 (amounts in thousands)
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal

$0 - $500,000	7	03/2014 - 03/2017	$3,471
$500,001 - $2,000,000	18	12/2011 - 12/2015	24,722
$2,000,001 - $5,000,000	55	5/2011 - 2/2016	198,895
$5,000,001 - $10,000,000	28	11/2010 - 10/2014	202,080
+$10,000,000	3	12/2009 - 10/2012	32,292
Total	111		$461,460

	As of December 31, 2009
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
		(amounts in thousands)
Healthcare, Education & Childcare	14	$57,190	12.4%
Diversified/Conglomerate Service	6	42,348	9.2%
Personal, Food & Misc Services	6	38,638	8.4%
Electronics	7	26,532	5.7%
Printing & Publishing	4	23,990	5.2%
Telecommunications	6	23,098	5.0%
Insurance / Finance	5	22,915	5.0%
Utilities / Oil & Gas	6	21,782	4.7%
Personal & Non-Durable Consumer Products	6	21,298	4.6%
Retail Store	6	21,211	4.6%
Aerospace & Defense	6	20,462	4.4%
Cargo Transport / Personal Transportation	3	19,499	4.2%
Chemicals, Plastics and Rubber	6	18,532	4.0%
Hotels, Motels, Inns and Gaming	4	18,183	3.9%
Broadcasting & Entertainment	3	16,496	3.6%
Beverage, Food & Tobacco	6	15,880	3.4%
Leisure, Amusement, Motion Pictures & Entertainment	4	11,146	2.4%
Other	13	42,260	9.3%
Total	111	$461,460	100.0%

	As of December 31, 2009
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance
		(amounts in thousands)
Baa3	2	$6,955	1.5%
Ba1	9	28,242	6.1%
Ba2	9	26,418	5.7%
Ba3	15	44,374	9.6%
B1	17	51,355	11.1%
B2	28	106,325	23.0%
B3	21	137,531	29.8%
Caa1	5	23,850	5.2%
Caa2	3	26,311	5.7%
Caa3	1	540	0.1%
D	1	9,559	2.2%
Total	111	$461,460	100.0%

Prepayment Experience. The constant prepayment rate (“CPR”) on our overall portfolio averaged approximately 19% during 2009 as compared to 12% during 2008. CPRs on our purchased portfolio of investment securities averaged approximately 18% while the CPRs on loans held in our securitization trusts averaged approximately 19% during 2009. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Mortgage Loans Held in Securitization Trusts. Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized. The Company has completed four securitizations; three were classified as financings and one, New York Mortgage Trust 2006-1, qualified as a sale, which resulted in the recording of residual assets and mortgage servicing rights. The Company sold all the residual assets related to the 2006-1 securitization during the third quarter ended September 30, 2009 incurring a realized loss of approximately $32,000.

At December 31, 2009, mortgage loans held in securitization trusts totaled approximately $276.2 million, or 56.5% of our total assets.  Of the mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 80.9% of which are ARM loans that are interest only.  On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset.  None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details mortgage loans held in securitization trusts at December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value	Yield
December 31, 2009	647	$277,007	5.19%	$276,176	5.40%
December 31, 2008	789	$345,619	5.56%	$346,972	3.96%

Characteristics of Our Mortgage Loans Held in Securitization:

The following table sets forth the composition of our loans held in securitization trusts as of December 31, 2009 (dollar amounts in thousands):

Loans Held in Securitization Trusts:
	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$456	$2,950	$48
Current Coupon Rate	5.19%	7.25%	1.38%
Gross Margin	2.37%	5.00%	1.13%
Lifetime Cap	11.26%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	304	312	271
Average Months to Reset	6	12	1
Original Average FICO Score	732	820	593
Original Average LTV (% of original home value)	70.3	95.0	13.9

Index / Reset Characteristics:
	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
General Loan Characteristics:
One Month Libor	3.0%	1.67%
Six Month Libor	71.8%	2.40%
One Year Libor	16.6%	2.27%
One Year CMT	8.6%	2.66%
Total / Weighted Average	100.0%	2.37%

 The following tables sets forth the composition of our loans held in securitization trusts and loans backing the retained interests from our securitizations as of December 31, 2008 (dollar amounts in thousands):

Loans Held in Securitization Trusts:
	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$468	$3,500	$48
Current Coupon Rate	5.56%	8.13%	4.00%
Gross Margin	2.36%	5.00%	1.13%
Lifetime Cap	11.21%	13.38%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	316	324	283
Average Months to Reset	15	24	1
Original Average FICO Score	735	820	593
Original Average LTV (% of original home value)	69.6	95.0	13.9

Index / Reset Characteristics:
	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
General Loan Characteristics:
One Month Libor	2.6%	1.69%
Six Month Libor	71.6%	2.41%
One Year Libor	16.3%	2.27%
One Year CMT	9.5%	2.65%
Total / Weighted Average	100.0%	2.39%

The following table details loan summary information for loans held in securitization trust at December 31, 2009 (all amounts in thousands)
												Principal Amount of Loans
												Subject to
								Periodic				Delinquent
Description			Interest Rate			Final Maturity		Payment		Original	Current	Principal
Property		Loan						Term	Prior	Amount of	Amount of	or
Type	Balance	Count	Max	Min	Avg	Min	Max	(months)	Liens	Principal	Principal	Interest
Single	<= $100,000	11	5.88	3.38	4.97	12/01/34	11/01/35	360	NA	$1,724	$766	$-
FAMILY	<= $250,000	71	7.25	3.13	5.33	09/01/32	12/01/35	360	NA	14,605	12,765	640
	<= $500,000	121	7.13	2.75	5.21	10/01/32	01/01/36	360	NA	45,220	42,278	5,471
	<=$1,000,000	50	6.38	1.63	4.99	12/01/34	12/01/35	360	NA	38,363	36,553	2,186
	>$1,000,000	26	6.25	1.50	5.47	01/01/35	01/01/36	360	NA	45,082	44,329	6,246
	Summary	279	7.25	1.50	5.22	09/01/32	01/01/36	360	NA	$144,994	$136,691	$14,543
2-4	<= $100,000	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	$80	$75	$76
FAMILY	<= $250,000	6	6.75	4.38	5.75	12/01/34	07/01/35	360	NA	1,115	996	-
	<= $500,000	18	7.25	2.13	4.98	09/01/34	01/01/36	360	NA	6,262	6,012	254
	<=$1,000,000	3	5.75	4.63	5.25	12/01/34	08/01/35	360	NA	2,540	2,539	-
	>$1,000,000	0	-	-	-	-	-	360	NA	-	-	-
	Summary	28	7.25	2.13	5.23	09/01/34	01/01/36	360	NA	$9,997	$9,622	$330
Condo	<= $100,000	16	6.38	3.00	4.99	01/01/35	12/01/35	360	NA	$2,707	$1,150	$-
	<= $250,000	82	6.50	2.88	5.37	08/01/32	01/01/36	360	NA	15,859	14,747	1,024
	<= $500,000	74	6.88	1.50	4.93	09/01/32	12/01/35	360	NA	25,467	24,445	919
	<=$1,000,000	27	6.13	1.63	5.08	08/01/33	11/01/35	360	NA	19,442	18,490	546
	> $1,000,000	12	6.13	3.88	5.44	07/01/34	09/01/35	360	NA	18,773	18,186	1,669
	Summary	211	6.88	1.50	5.15	08/01/32	01/01/36	360	NA	$82,248	$77,018	$4,158
CO-OP	<= $100,000	4	5.50	3.00	4.56	09/01/34	06/01/35	360	NA	$1,350	$221	$-
	<= $250,000	21	6.13	2.88	5.02	10/01/34	12/01/35	360	NA	4,089	3,662	212
	<= $500,000	34	6.38	1.38	5.02	08/01/34	12/01/35	360	NA	13,817	12,474	-
	<=$1,000,000	16	5.63	4.75	5.40	11/01/34	11/01/35	360	NA	11,284	11,082	-
	> $1,000,000	5	6.00	2.25	4.38	11/01/34	12/01/35	360	NA	7,544	6,992	-
	Summary	80	6.38	1.38	5.12	08/01/34	12/01/35	360	NA	$38,084	$34,431	$212
PUD	<= $100,000	1	5.63	5.63	5.63	07/01/35	07/01/35	360	NA	$100	$94	$-
	<= $250,000	20	6.50	2.75	5.23	01/01/35	12/01/35	360	NA	4,439	3,836	-
	<= $500,000	21	6.88	2.75	4.78	08/01/32	12/01/35	360	NA	7,168	6,857	183
	<=$1,000,000	5	5.88	3.40	4.83	09/01/33	12/01/35	360	NA	3,432	3,286	455
	> $1,000,000	4	6.13	3.22	5.21	04/01/34	12/01/35	360	NA	5,233	5,172	-
	Summary	51	6.88	2.75	5.01	08/01/32	01/01/36	360	NA	$20,372	$19,245	$638
Summary	<= $100,000	33	6.63	3.00	5.00	10/01/34	12/01/35	360	NA	$5,961	$2,306	$76
	<= $250,000	200	7.25	2.75	5.32	08/01/32	01/01/36	360	NA	40,107	36,006	2,059
	<= $500,000	268	7.25	1.38	5.21	08/01/32	01/01/36	360	NA	97,934	92,066	7,099
	<=$1,000,000	101	6.38	1.63	5.08	07/01/33	12/01/35	360	NA	75,061	71,950	2,732
	> $1,000,000	47	6.25	1.50	5.32	04/01/34	01/01/36	360	NA	76,632	74,679	7,915
	Grand Total	649	7.25	1.38	5.19	08/01/32	01/01/36	360	NA	$295,695	$277,007	$19,881

The following table details activity for loans held in securitization trust (net) for the year ended December 31, 2009.
	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, December 31, 2008	$345,619	$2,197	$(844)	$346,972
Additions	—	—	—	—
Principal repayments	(67,380)	—	—	(67,380)
Provision for loan loss	—	—	(2,192)	(2,192)
Transfer to real estate owned	(1,232)	—	406	(826)
Charge-Offs	—	—	49	49
Amortization for premium	—	(447)	—	(447)
Balance, December 31, 2009	$277,007	$1,750	$(2,581)	$276,176

Delinquency Status

As of December 31, 2009, we had 41 delinquent loans totaling approximately $19.9 million categorized as Mortgage Loans Held in Securitization Trusts (net). In addition we had two REO properties totaling approximately $0.7 million included in prepaid and other assets. The number of delinquent loans in our securitization trusts was significantly higher as of December 31, 2009 as compared to delinquencies as of December 31, 2008. The increase was due, in part, to higher delinquency rates nationally, which equaled approximately 9.5% of all loans outstanding as of the end of the 2009 fourth quarter, and also as a result of the services of our loans treating as delinquent certain of the loans in our portfolio that are subject to, temporary modification plans. Excluding this treatment of loans subject to temporary modification plans the delinquency rate on the loans held in our securitization trusts as of December 31, 2009 would have been lower. The table below shows delinquencies in our loan portfolio as of December 31, 2009 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	5	$2,816	1.01%
61-90	4	$1,150	0.41%
90+	32	$15,915	5.73%
Real Estate Owned (REO)	2	$739	0.27%

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

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $24.5 million at December 31, 2009.

Restricted Cash. Restricted cash totaled $3.0 million as of December 31, 2009. Included in restricted cash was $2.9 million related to amounts deposited to meet margin calls on interest rate swaps and $0.1 million related to a letter of credit for the corporate headquarter lease.

Prepaid and Other Assets. Prepaid and other assets totaled $2.1 million as of December 31, 2009 and consisted mainly of $0.5 million real estate owned (“REO”), $0.2 million in escrow advances related to mortgage loans held in securitization trust, $0.5 million of capitalization expenses related to equity and bond issuance cost and $0.3 million prepaid insurance.

Financing Arrangements, Portfolio Investments. As of December 31, 2009, there were approximately $85.1 million of repurchase agreement borrowings outstanding. Our repurchase agreements typically provide for terms of 30 days. As of December 31, 2009, the current weighted average borrowing rate on these financing facilities was 0.27%.

Collateralized Debt Obligations.  As of December 31, 2009, we had $266.8 million of CDOs outstanding with a weighted average interest rate of 0.61%.

Subordinated Debentures. As of December 31, 2009, our wholly owned subsidiary, HC, had trust preferred securities outstanding of $44.9 million net of deferred bond issuance costs of $0.1 million, with a weighted average interest rate of 5.93%. The securities are fully guaranteed by our company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheet.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly, (4.00% at December 31, 2009). These securities mature on March 15, 2035 and may be called at par by us any time after March 15, 2010. HC entered into an interest rate cap agreement to limit the maximum interest rate cost of these trust preferred securities to 7.5% through March 15, 2010. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities and is schedule to mature in March 2010.

$20.0 million of our subordinated debentures have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by us any time after October 30, 2010.

Convertible Preferred Debentures. At December 31, 2009 we had $19.9 million of convertible preferred debentures outstanding, net of $0.1 million of deferred debt issuance cost. We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any quarterly common stock dividends exceed $0.20 per share. The current dividend rate is 12.5% based on the fourth quarter common stock dividend of $0.25.  The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock. Any shares of Series A Preferred Stock that remain outstanding on December 31, 2010 must be redeemed in exchange for the liquidation amount, which is $20.0 million plus all accrued and unpaid dividends. Because of this mandatory redemption feature, we classify these securities as a liability on our balance sheet.

Derivative Assets and Liabilities. We generally hedge the risk related to changes in the benchmark interest rate used in the variable rate index, usually a London Interbank Offered Rate (“LIBOR”).

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

We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction, or a portion thereof, is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us. Generally, all derivatives entered into are intended to qualify as cash flow hedges. To this end, terms of the hedges are matched closely to the terms of hedged items.

The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	December 31, 2009	December 31, 2008
Derivative assets:
Interest rate caps	$4	$22
Total derivative assets	$4	$22

Derivative liabilities:
Interest rate swaps	$2,511	$4,194
Total derivative liabilities	$2,511	$4,194

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2009 was $63.0 million and included $11.8 million of net unrealized gains, $2.9 million in unrealized derivative losses related to cash flow hedges and $14.7 million in unrealized gains related to available for sale securities presented as accumulated other comprehensive income.

Statement of Operations Analysis

The following is a brief description of key terms from our statements of operations:

Revenues. Our primary source of income is net interest income on our portfolio of assets. Net interest income is the difference between interest income, which is the income that we earn on our assets, and interest expense, which is the expense we pay on our portfolio borrowings, subordinated debt and convertible preferred debentures. Prior to our exit from the mortgage lending business in March 2007, net interest income was also earned on the majority of loan originations by HC for the period of time commencing upon the closing of a loan and ending upon the sale of such loan to a third party.

Other Income (expense). Other income (expense) includes loan losses for costs incurred with respect to the disposition of non-performing or early payment default loans we have originated or purchased from third parties or from losses incurred on non-performing loans held in securitization trusts.  In addition, other income (expense) includes net gains (losses) from the sale of investments securities or the early termination of interest rate swaps.

Expenses. Expenses we incur in our business consist primarily of salary and employee benefits, rent for office space and equipment expenses, and other general and administrative expenses. Other general and administrative expenses include expenses for professional fees, office supplies, postage and shipping, telephone, insurance, travel and entertainment and other miscellaneous operating expenses.  Beginning in 2008, expenses include the fees payable to HCS pursuant to the advisory agreement.

Income (loss) from discontinued operation. Income (loss) from discontinued operations includes all revenues and expenses related to our discontinued mortgage lending business excluding those costs that will be retained by us.  See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our discontinued operations.

Results of Operations - Comparison of Years Ended December 31, 2009, 2008 and 2007

(dollar amounts in thousands)	For the Years Ended December 31,
	2009	2008	% Change	2007	% Change
Net interest income	$16,860	$7,863	114.4%	$477	1,548.4%
Other income (expense)	$901	$(26,717)	(103.4)%	$(18,513)	44.3%
Total expenses	$6,877	$6,910	(0.5)%	$2,754	150.9%
Income (loss) for continuing operations	$10,884	$(25,764)	(142.2)%	$(20,790)	23.9%
Income (loss) from discontinued operations	$786	$1,657	(52.6)%	$(34,478)	(104.8)%
Net gain (loss)	$11,670	$(24,107)	(148.4)%	$(55,268)	(56.4)%
Basic gain (loss) per share	$1.25	$(2.91)	(143.0)%	$(30.47)	(90.4)%
Diluted gain (loss) per share	$1.19	$(2.91)	(140.9)%	$(30.47)	(90.4)%

For the year ended December 31, 2009, we reported net income of $11.7 million as compared to a net loss of $24.1 million for the year ended December 31, 2008, which represents a $35.8 million improvement. The increase in net income was due primarily to significantly improved operating conditions, a first quarter 2009 portfolio restructuring that resulted in increased portfolio yields, and reduced borrowing costs that have resulted from a lower interest rate environment.  The large realized loss recorded in 2008 was primarily a result of the March 2008 market disruption and the Company’s response to that disruption.  The Company sold an aggregate of $592.8 million of Agency RMBS in its portfolio during March 2008 in an effort to reduce its leverage and improve its liquidity position in response to the market disruption and incurred a loss of $15.0 million. In addition, the Company terminated a total of $517.7 million of notional interest rate swaps in the quarter ended March 31, 2008, resulting in a realized loss of $4.8 million.

For the year ended December 31, 2008, we reported a net loss of $24.1 million, as compared to a net loss of $55.3 million for the year ended December 31, 2007. The decrease in net loss of $31.2 million was due to the following factors: $7.4 million improvement in net interest margin due mainly from reduced financing costs, $36.1 million net earnings improvement in our discontinued operations which was due to the sale of the mortgage origination business in March of 2007, offset by an increase in realized losses from sale of securities and termination of interest rate swaps in 2008.

Comparative Net Interest Income

	For the years ended December 31,
	2009			2008			2007
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($Millions)			($Millions)			($Millions)
Interest Income:
Investment securities and loans held in the securitization trusts	$643.2	$30,085	4.68%	$907.3	$44,778	4.94%	$907.0	$52,180	5.74%
Amortization of net premium	(31.3)	1,010	0.40%	1.4	(655)	(0.08)%	2.4	(1,616)	(0.18%)
Interest income	$611.9	$31,095	5.08%	$908.7	$44,123	4.86%	$909.4	$50,564	5.56%

Interest Expense:
Investment securities and loans held in the securitization trusts	$537.0	$8,572	1.57%	$820.5	$30,351	3.65%	$864.7	$46,529	5.31%
Subordinated debentures	45.0	3,189	6.99%	45.0	3,760	8.24%	45.0	3,558	7.80%
Convertible preferred debentures	20.0	2,474	12.20%	20.0	2,149	10.60%	—	—	—
Interest expense	$602.0	$14,235	2.33%	$885.5	$36,260	4.09%	$909.7	$50,087	5.43%
Net interest income		$16,860	2.75%		$7,863	0.77%		$477	0.13%

The increase in net interest income for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of the restructuring of our investment securities portfolio during 2009, which included the sale of $193.8 million of lower yielding Agency CMO floaters, the purchase of $46.0 million of CLO's that generally return a higher-yield than the Agency CMO floaters we sold and the addition of approximately $27.5 million of non-Agency RMBS at a discounted price of 60% of par value. In addition, our loans held in securitization trusts contributed to the improvement in net interest income for the year ended December 31, 2009.  Our portfolio of loans held in securitization trusts realized net margins of approximately 387 basis points for the year ended December 31, 2009.

The operating results for our mortgage portfolio management business during a given period typically reflect the net interest spread earned on our investment portfolio of residential mortgage securities and loans as well as CLO. The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies. Furthermore, the cost of loans held in our portfolio, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.

For our portfolio of investment securities, mortgage loans held for investments and loans held in securitization trusts, our net interest spread as well as average CPR by quarter since we began our portfolio investment activities is as follows:
Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Constant Prepayment Rate (CPR)
December 31, 2009	$476.8	4.75%	5.78%	1.45%	4.33%	18.1%
September 30, 2009	$571.0	4.98%	5.60%	1.47%	4.13%	22.5%
June 30, 2009	$600.5	4.99%	5.09%	1.48%	3.61%	21.4%
March 31, 2009	$797.2	4.22%	4.31%	1.79%	2.52%	12.3%
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%
September 30, 2008	$874.5	4.81%	4.72%	3.36%	1.36%	13.8%
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%	14.0%
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%	13.0%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%	19.0%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%	21.0%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%	21.0%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%	19.2%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%	17.2%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%	20.7%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%	19.8%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%	18.7%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%	26.9%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%	29.7%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%	30.5%
March 31, 2005	$1,447.9	4.39%	4.01%	2.86%	1.15%	29.2%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%	23.7%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%	16.0%

Comparative Expenses
	For the Year Ended December 31,
(dollar amounts in thousands)	2009	2008	% Change	2007	% Change
Salaries and benefits	$2,118	$1,869	13.3%	$865	116.1%
Professional fees	1,284	1,212	5.9%	612	98.0%
Insurance	524	948	(44.7)%	474	100.0%
Management fees	1,252	665	88.3%	—	100.0%
Other	1,699	2,216	(23.3)%	803	176.0%
Total Expenses	$6,877	$6,910	(0.5)%	$2,754	150.9%

The changes in expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008 are due to the following:

●	$0.2 million increase in payroll due to increased compensation for performance related bonuses in 2009.

●	$0.6 million increase in management fees related to incentive fee payments earned in 2009.

●	$0.5 million decrease in other expenses due to one-time penalty fees of $0.7 million paid in 2008 related to delayed shelf registration filing for our private placement of common stock.

The increase in total expenses for the year ended December 31, 2008 as compared to total expenses for the year ended December 31, 2007 was primarily the result of the sale of our mortgage lending business and the classification of that business in 2007 as a discontinued operation.  Prior to the sale of our mortgage lending business, certain expenses of our Company were part of our discontinued mortgage lending business and are included as expenses of our discontinued operation for the year ended December 31, 2007.

Discontinued Operations
	For the Year Ended December 31,
(dollar amounts in thousands)	2009	2008	% Change		2007	% Change
Revenues:
Net interest income	$235	$419	(43.9)%		$1,070	(60.8)%
Gain on sale of mortgage loans	—	46	(100.0)%		2,561	(98.2)%
Loan losses	(280)	(433)	(35.3)%		(8,874)	(95.1)%
Brokered loan fees	—	—	—		2,318	(100.0)%
Gain on sale of retail lending segment	—	—	—		4,368	(100.0)%
Other income (expense)	1,290	1,463	(11.8)%		(67)	2,283.6%
Total net revenues	$1,245	$1,495	(16.7)%		$1,376	8.6%

Expenses:
Salaries, commissions and benefits	$4	$63	(93.7)%		$7,209	(99.1)%
Brokered loan expenses	—	—	—		1,731	(100.0)%
Occupancy and equipment	1	(559)	100.2%		1,819	(130.7)%
General and administrative	454	334	35.9%		6,743	(95.0)%
Total expenses	459	(162)	383.3%		17,502	(100.9)%
Income (loss) before income tax (provision) benefit	786	1,657	(52.6)%		(16,126)	(110.3)%
Income tax (provision) benefit	—	—	—		(18,352)	(100.0)%
Gain (loss) from discontinued operations – net of tax	$786	$1,657	(52.6	) %	$(34,478)	104.8%

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. At December 31, 2009, we had cash balances of $24.5 million, $85.6 million in unencumbered securities, including $25.2 million of agency RMBS and borrowings of $85.1 million under outstanding repurchase agreements. At December 31, 2009, we also had longer-term capital resources, including CDOs outstanding of $266.8 million and subordinated debt of $44.9 million.

The Company also has $19.9 million of its Series A Convertible Preferred Stock outstanding, net of deferred issuance costs. The Series A Preferred Stock matures on December 31, 2010, at which time we must redeem any outstanding shares at the $20.00 per share liquidation preference plus any accrued and unpaid dividends at that time. The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.  As of March 1, 2010, our common stock was trading below the $8.00 conversion price for our Series A Preferred Stock.  As a result, as of December 31, 2009, 100% of the Series A Preferred Stock remained outstanding, which represents an aggregate redemption price (excluding accrued and unpaid dividends) of approximately $20.0 million. In the event we are required to redeem all or a portion of the outstanding Series A Preferred Stock at December 31, 2010, we expect to use working capital to satisfy the redemption terms. Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Given the continued uncertainty in the credit markets, we believe that maintaining a maximum leverage ratio in the range of 6 to 8 times for our Agency RMBS portfolio and an overall Company leverage ratio of 4 to 5 times is appropriate at this time.  At December 31, 2009 the leverage ratio for our portfolio of Agency RMBS, which we define as our outstanding indebtedness under repurchase agreements divided by the sum of total stockholders’ equity and our Series A Preferred Stock, was 1 to 1 and, excluding our Series A Preferred Stock, the leverage ratio was 1.4 to 1.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions as of December 31, 2009. These agreements are secured by our Agency RMBS and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, In the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At December 31, 2009, we had $107.4 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.  At December 31, 2009 the Company pledged $2.9 million in cash margin to cover decreased valuation of the interest rate swaps.  The weighted average maturity of the swaps was 2.6 years at December 31, 2009.

We also own approximately $3.8 million of loans held for sale.  Our inability to sell these loans at all or on favorable terms could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; more recently we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit. As of December 31, 2009, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which we had a reserve of approximately $0.3 million.

We paid quarterly cash dividends of $0.10, $0.18, $0.23 and $0.25 per common share in January, April, July, and October 2009, respectively. On December 21, 2009, we declared a 2009 fourth quarter cash dividend of $0.25 per common share.  The dividend was paid on January 26, 2010 to common stockholders of record as of January 7, 2010. On January 30, 2010, we paid a $0.63 per share cash dividend, or approximately $0.6 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of December 31, 2009. We also paid a $0.50, $0.50, $0.58 and $0.63 per share cash dividend on shares of our Series A Preferred Stock in January, April, July, and October 2009, respectively.  Each of these dividends was paid out of the Company’s working capital. We expect to continue to pay quarterly cash dividends on our common stock and our Series A Preferred Stock during it term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board of Directors declares a dividend.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2009:

($ amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$648	$190	$391	$67	$—
Repurchase agreements (1)	85,124	85,124	—	—	—
CDOs (1)(2)	281,109	92,275	28,726	23,463	136,645
Subordinated debentures (1)	93,126	2,355	3,737	3,732	83,302
Convertible preferred debentures (3)	22,500	22,500	—	—	—
Interest rate swaps (1)	4,057	2,570	1,448	39	—
Management Fees (4)	1,618	1,618	—	—	—
Total contractual obligations	$488,182	$206,632	$34,302	$27,301	$219,947

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2009.
(2)
Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments and estimated principal prepayments based on our internal prepayment model on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(3)
Amounts include projected dividend payments on the Series A Preferred Stock. Quarterly dividend rate based on the quarterly dividend paid on January 26, 2010.  The calculation of the dividend rate is merely a projection for the purposes of this table and does not represent an obligation of the Company to pay all or any portion of the projected dividend amount.

(4)	Amounts due under our advisory agreement with HCS (see below) are based on assets under management as of December 31, 2009.

Advisory Agreement

On January 18, 2008, we entered into an advisory agreement with HCS, pursuant to which HCS advises, manages and makes investments on behalf of the Managed Subsidiaries. Pursuant to the advisory agreement, HCS is entitled to receive the following compensation:

•	base advisory fee equal to 1.50% per annum of the “equity capital” (as defined in Item 1 of this Annual Report) of the Managed Subsidiaries payable by us to HCS in cash, quarterly in arrears; and

•
incentive compensation equal to 25% of the GAAP net income of the Managed Subsidiaries attributable to the investments that are managed by HCS that exceed a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year payable by us to HCS in cash, quarterly in arrears; provided, however, that a portion of the incentive compensation may be paid in shares of our common stock.

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

Revenue Recognition. Interest income on our prime ARM loans held in securitization trusts and RMBS is a combination of the interest earned based on the outstanding principal balance of the underlying loan/security, the contractual terms of the assets and the amortization of yield adjustments, principally premiums and discounts, using generally accepted interest methods. The net GAAP cost over the par balance of self-originated loans held for investment and premium and discount associated with the purchase of RMBS and loans are amortized into interest income over the lives of the underlying assets using the effective yield method as adjusted for the effects of estimated prepayments. Estimating prepayments and the remaining term of our interest yield investments require management’s judgment, which involves, among other things, consideration of possible future interest rate environments and an estimate of how borrowers will react to those environments, historical trends and performance. The actual prepayment speed and actual lives could be more or less than the amount estimated by management at the time of origination or purchase of the assets or at each financial reporting period.

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

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of December 31, 2009, was based on management’s valuation determined by using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. If a reliable market for these assets develops in the future, management will consider quoted prices provided by dealers who make markets in similar financial instruments in determining the fair value of the CLO notes. The CLO notes are classified as Level 3 fair values.

c. Interest Rate Swaps and Caps – The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

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

Real Estate Owned Held in Securitization Trusts – Real estate owned held in the securitization trusts are recorded at net realizable value. Any subsequent adjustment will result in the reduction in carrying value with the corresponding amount charge to earnings.  Net realizable value based on an estimate of disposal taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required sell the property.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in Note 2 — Summary of Significant Accounting Policies included in Item 8 of this Annual Report on Form 10-K.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of our investment securities and ARM loans we manage and hold in our investment portfolio, the variable-rate borrowings we use to finance our portfolio, and the interest rate swaps and caps we use to hedge our portfolio. All of our portfolio interest market risk sensitive assets, liabilities and related derivative positions are managed with a long term perspective and are not for trading purposes.

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

We seek to manage interest rate risk in the portfolio by utilizing interest rate swaps and interest rate caps, with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, are less than one year.

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

Based on the results of the model, as of December 31, 2009, instantaneous changes in interest rates would have had the following effect on net interest income: (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(3,009)
+100	$(1,807)
-100	$ 2,606

Interest rate changes may also impact our net book value as our mortgage assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets decrease and as interest rates decrease, the value of such investments will increase. In general, we would expect however that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in value of our interest rate swaps, and vice versa. However, the relationship between spreads on securities and spreads on swaps may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of December 31, 2009 consisted of approximately $276.2 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated in 2005 by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.3%, and average borrower FICO score of approximately 732. In addition, approximately 67.7% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of December 31, 2009, we owned approximately $42.9 million on non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 70.6% of current par value.  Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, as of December 31, 2009 we own approximately $46.0 million of par value of CLOs, with a carrying value of $17.6 million and a discounted purchase price of approximately 19.99% of par.  The securities are backed by a portfolio of middle market corporate loans.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair value) on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2009, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair values of our investment securities are generally based on market prices provided by dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the we receive from the issuer and on available market information.

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past 18 months, secondary market prices were given minimal weighting when arriving at loan valuation at December 31, 2009 and December 31, 2008 fair value.

The fair value of these CDOs is based on discounted cashflows as well as market pricing on comparable CDOs.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2009, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(7,813)	0.83 years
+100	$(4,451)	0.73 years
Base	—	0.65 years
-100	$ 3,384	0.36 years

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, as required by this Item 8, are set forth beginning on page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

Information on our directors and executive officers and the audit committee of our is incorporated by reference from our Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Information on Our Board of Directors and its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers”) to be filed with respect to our Annual Meeting of Stockholders to be held May 11, 2010 (the “2009 Proxy Statement”).

In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officers and principal financial officer required under Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Item 11. EXECUTIVE COMPENSATION

The information presented under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2010 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information presented under the headings “Share Ownership of Directors and Executive Officers” and “Share Ownership by Certain Beneficial Owners” in our 2010 Proxy Statement to be filed with the SEC is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information presented under the heading “Certain Relationships and Related Transactions” and  “Information on Our Board of Directors and its Committees” in our 2010 Proxy Statement to be filed with the SEC is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Relationship with Independent Registered Public Accounting Firm” in our 2010 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Exhibits.

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: March 8, 2010	By:	/s/ Steven R. Mumma
Name: Steven R. Mumma
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	President, Chief Executive Officer and	March 8, 2010
Steven R. Mumma	Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ James J. Fowler	Chairman of the Board	March 8, 2010
James J. Fowler

/s/ Alan L. Hainey	Director	March 8, 2010
Alan L. Hainey

/s/ Steven G. Norcutt	Director	March 8, 2010
Steven G. Norcutt

/s/ Daniel K. Osborne	Director	March 8, 2010
Daniel K. Osborne

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2009

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
New York Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheet of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New York Mortgage Trust, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of New York Mortgage Trust, Inc. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 31, 2009

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$24,522	$9,387
Restricted cash	3,049	7,959
Investment securities available for sale, at fair value (including pledged assets of $91,071 and $456,506 at December 31, 2009 and 2008, respectively)	176,691	477,416
Accounts and accrued interest receivable	2,048	3,095
Mortgage loans held in securitization trusts (net)	276,176	346,972
Prepaid and other assets	2,107	2,595
Derivative assets	4	22
Assets related to discontinued operation	4,217	5,854
Total Assets	$488,814	$853,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$85,106	$402,329
Collateralized debt obligations	266,754	335,646
Derivative liabilities	2,511	4,194
Accounts payable and accrued expenses	4,935	3,997
Subordinated debentures (net)	44,892	44,618
Convertible preferred debentures (net)	19,851	19,702
Liabilities related to discontinued operation	1,778	3,566
Total Liabilities	425,827	814,052

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized 9,415,094 shares issued and outstanding at December 31, 2009 and 9,320,094 shares issued and outstanding at December 31, 2008	94	93
Additional paid-in capital	142,519	150,790
Accumulated other comprehensive income (loss)	11,818	(8,521)
Accumulated deficit	(91,444)	(103,114)
Total Stockholders’ Equity	62,987	39,248
Total Liabilities and Stockholders’ Equity	$488,814	$853,300

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Year Ended December 31,
	2009	2008	2007
REVENUES:
Interest income - investment securities and loans held in securitization trusts	$31,095	$44,123	$50,564
Interest expense - investment securities and loans held in securitization trusts	8,572	30,351	46,529
Net interest income from investment securities and loans held in securitization trusts	22,523	13,772	4,035
Interest expense - subordinated debentures	(3,189)	(3,760)	(3,558)
Interest expense - convertible preferred debentures	(2,474)	(2,149)	—
Net interest income	16,860	7,863	477
OTHER INCOME (EXPENSE)
Provision for loan losses	(2,262)	(1,462)	(1,683)
Realized gains (losses) on securities and related hedges	3,282	(19,977)	(8,350)
Impairment loss on investment securities	(119)	(5,278)	(8,480)
Total other income (expense)	901	(26,717)	(18,513)
EXPENSES:
Salaries and benefits	2,118	1,869	865
Professional fees	1,284	1,212	612
Insurance	524	948	474
Management fees	1,252	665	—
Other	1,699	2,216	803
Total expenses	6,877	6,910	2,754
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,884	(25,764)	(20,790)
Income (loss) from discontinued operation - net of tax	786	1,657	(34,478)
NET INCOME (LOSS)	$11,670	$(24,107)	$(55,268)
Basic net income (loss) per share	$1.25	$(2.91)	$(30.47)
Diluted net income (loss) per share	$1.19	$(2.91)	$(30.47)
Dividends declared per common share	$0.91	$0.54	$0.50
Weighted average shares outstanding-basic	9,367	8,272	1,814
Weighted average shares outstanding-diluted	11,867	8,272	1,814

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
BALANCE, JANUARY 1, 2007	$18	$99,674	$(23,739)	$(4,381)	—	$71,572
Net loss	—	—	(55,268)	—	$(55,268)	(55,268)
Dividends declared	—	(909)	—	—	—	(909)
Repurchase of common stock	—	—	—	—	—	—
Restricted stock	—	592	—	—	—	592
Reclassification adjustment for net loss included in net income	—	—	—	3,192	3,192	3,192
Decrease derivative instruments utilized for cash flow hedge	—	—	—	(761)	(761)	(761)
Comprehensive loss	—	—	—	—	$(52,837)
BALANCE, DECEMBER 31, 2007	18	99,357	(79,007)	(1,950)		18,418
Net loss	—	—	(24,107)	—	$(24,107)	(24,107)
Dividends declared	—	(5,033)	—	—	—	(5,033)
Common stock issuance	75	56,466	—	—	—	56,541
Increase in net unrealized loss on available for sale securities	—	—	—	(2,961)	(2,961)	(2,961)
Decrease in derivative instruments utilized for cash flow hedge	—	—	—	(3,610)	(3,610)	(3,610)
Comprehensive loss	—	—	—	—	$(30,678)
BALANCE, DECEMBER 31, 2008	93	150,790	(103,114)	(8,521)		39,248
Net income			11,670		$11,670	11,670
Dividends declared		(8,531)				(8,531)
Restricted stock	1	260				261
Reclassification adjustment for net gain included in net income				(2,657)	(2,657)	(2,657)
Increase in net unrealized gain on available for sale securities				20,340	20,340	20,340
Increase in derivative instruments utilized for cash flow hedge				2,656	2,656	2,656
Comprehensive income					$32,009
BALANCE, DECEMBER 31, 2009	$94	$142,519	$(91,444)	$11,818		$62,987

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,670	$(24,107)	$(55,268)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,435	1,423	765
Amortization of (discount) premium on investment securities and mortgage loans	(743)	997	1,616
(Gain) loss on sale of securities, loans and related hedges	(3,280)	19,977	8,350
Impairment loss on investment securities	119	5,278	8,480
Origination of mortgage loans held for sale	—	—	(300,863)
Proceeds from repayments or sales of mortgage loans	1,196	2,746	398,678
Allowance for deferred tax asset	—	—	18,352
Gain on sale of retail lending platform	—	—	(4,368)
Change in value of derivatives	—	—	785
Provision for loan losses	2,262	1,520	2,546
Restricted stock issuance	261	—	—
Other	270	—	1,111
Changes in operating assets and liabilities:
Due from loan purchasers	—	—	88,351
Escrow deposits-pending loan closings	—	—	3,814
Accounts and accrued interest receivable	1,055	415	4,141
Prepaid and other assets	(260)	642	2,903
Due to loan purchasers	—	138	(7,115)
Accounts payable and accrued expenses	(2,212)	(2,767)	(5,140)
Net cash provided by operating activities	11,773	6,262	167,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	4,910	(444)	(4,364)
Purchases of investment securities	(43,869)	(850,609)	(231,932)
Proceeds from sale of investment securities	296,553	625,986	246,874
Principal repayments received on loans held in securitization trust	68,914	79,951	154,729
Proceeds from sale of retail lending platform	—	—	12,936
Principal paydown on investment securities	70,343	74,172	113,490
Purchases of fixed assets	—	—	(396)
Sale of fixed assets and real estate owned property	—	10	880
Net cash provided by (used in) investing activities	396,851	(70,934)	292,217
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in financing arrangements, net	(317,223)	86,615	(672,570)
Collateralized debt obligation borrowings	—	—	337,431
Collateralized debt obligation paydowns	(69,158)	(81,725)	(117,851)
Dividends paid	(7,108)	(4,100)	(1,826)
Payments made for termination of swaps	—	(8,333)	—
Proceeds from common stock issued (net)	—	56,541	—
Proceeds from convertible preferred debentures (net)	—	19,553	—
Net cash (used in) provided by financing activities	(393,489)	68,551	(454,816)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,135	3,879	4,539
CASH AND CASH EQUIVALENTS — Beginning	9,387	5,508	969
CASH AND CASH EQUIVALENTS — End	$24,522	$9,387	$5,508
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$13,456	$31,479	$41,338
NON CASH FINANCING ACTIVITIES
Dividends declared to be paid in subsequent period	$2,355	$932	$—
Grant of restricted stock	$261	$—	$—

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands unless otherwise indicated)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”), for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) (“non-Agency RMBS”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans held in securitization trusts, or prime ARM loans.  The remainder of our current investment portfolio is comprised of notes issued by a collateralized loan obligation (“CLO”).  We also may opportunistically acquire and manage various other types of  real estate-related and financial assets, including, among other things, certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans and other similar investments. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets and our operating costs, which we refer to as our net interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, a taxable REIT subsidiary ("TRS") and a qualified REIT subsidiary ("QRS").  The Company conducts certain of its portfolio investment operations through its wholly-owned TRS, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, some or all of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business.  Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC.   The Company's wholly-owned QRS, New York Mortgage Funding, LLC (“NYMF”), currently holds certain mortgage-related assets  for regulatory compliance purposes.  The Company also may conduct certain other portfolio investment operations related to its alternative investment strategy through NYMF.  The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.

Prior period amounts have been reclassified to conform to current period classifications, including $1.4 million of real estate owned previously included in mortgage loans held in securitization trusts (net) to prepaid and other assets.

Effective July 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification, (the “Codification”), which is now the source of authoritative GAAP.  While the Codification did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and incorporated into the Codification.  As a result, pre-Codification references to GAAP have been eliminated.

The Board of Directors declared a one for five reverse stock split of our common stock, as of October 9, 2007 and a one for two reverse stock split of our common stock, as of May 27, 2008, decreasing the number of common shares then outstanding to approximately 9.3 million. Prior and current period share amounts and earnings per share disclosures included herein have been restated to reflect the reverse stock split. In addition, the terms of our Series A Preferred Stock provide that the conversion rate for the Series A Preferred Stock be appropriately adjusted to reflect any reverse stock split. As a result, the description of our Series A Preferred Stock reflects the May 2008 reverse stock split (see note 15).

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash - Restricted cash includes $2.9 million held by counterparties as collateral for hedging instruments and $0.1 million held as collateral for a letter of credit related to the Company’s lease of its corporate headquarters.

Investment Securities Available for Sale - The Company's investment securities include RMBS comprised of Fannie Mae, Freddie Mac, non-Agency RMBS, initially rated AAA securities and CLOs. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the interest method. Adjustments to amortization are made for actual prepayment activity.

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis, and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the consolidated balance sheet.  Impairments recognized through other comprehensive income (loss) do not impact earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change (see note 2).

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

Allowance for Loan Losses on Mortgage Loans Held in Securitization Trusts - We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of mortgage loans held in securitization trusts.

Estimation involves the consideration of various credit-related factors including but not limited to, macro-economic conditions, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's current economic condition and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the current value of the collateralizing property. We utilize various home valuation methodologies including appraisals, broker pricing opinions (“BPOs”), internet-based property data services to review comparable properties in the same area or consult with a realtor in the property's area.

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 84% of the current appraised value. This estimate is based on management's experience as well as realized severity rates since issuance of our securitizations. During 2008, as a result of the significant deterioration in the housing market, we revised our policy to estimate recovery values based on current home valuations less expected costs to dispose.  These costs typically approximate 16% of the current home value. It is possible given today's deteriorating market conditions, we may realize less than that return in certain cases. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 84% of the current property value and compare that to the current balance of the loan. The difference determines the base provision for the loan loss taken for that loan. This base provision for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

The allowance for loan losses will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of December 31, 2009 the allowance for loan losses held in securitization trusts totaled $2.6 million. The allowance for loan losses was $0.8 million at December 31, 2008.

Prepaid and Other Assets - Prepaid and other assets totaled $2.1 million as of December 31, 2009 and consist mainly of $0.5 million of real estate owned (“REO”), $0.2 million in escrow advances related to mortgage loans held in securitization trusts (net), $0.5 million of capitalization expenses related to equity and bond issuance cost and $0.3 million in prepaid insurance. Prepaid and other asset totaled $2.6 million as of December 31, 2008 and included $1.4 million of REO, $0.4 million in escrow advances related to mortgage loans held in securitization trusts (net) and $0.5 million of capitalization expenses related to equity and bond issuance cost.

Financing Arrangements, Portfolio Investments - Investment securities available for sale are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by the securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense (see note 5).

Collateralized Debt Obligations (“CDO”) - We use CDOs to permanently finance our loans held in securitization trusts.  For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes interest rate caps which are held by the securitization trust and recorded as an asset or liability of the Company. The Company has completed four securitizations since inception, the first three were accounted for as a permanent financing (see note 6) and the fourth was accounted for as a sale and accordingly, not included in the Company’s financial statements.

Subordinated Debentures (Net) - Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet (see note 7).

Convertible Preferred Debentures (Net) - The Company issued $20.0 million in Series A Convertible Preferred Stock that mature on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidations preference plus any accrued and unpaid dividends.  As a result of the mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet (see note 15).

Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage market risk associated with its securities investment activities.

Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks and investment banks who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. In addition, all outstanding interest rate swap agreements have bi-lateral margin call capabilities, meaning the Company will require margin for interest rate swaps that are in the Company’s favor, minimizing any amounts at risk.

Interest Rate Risk - The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate (London Interbank Offered Rate (“LIBOR”). The Company applies hedge accounting utilizing the cash flow hedge criteria.

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

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company’s total contributions to the Plan were $0.0, $0.0 and $18,495 for the years ended December 31, 2009, 2008 and 2007 respectively.

Stock Based Compensation - Compensation expense for equity based awards is recognized over the vesting period of such awards, based upon the fair value of the stock at the grant date (see note 16).

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

The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense, which is included in other expenses.

Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (see note 14).

Loans Sold to Investors - For loans originated and sold by our discontinued mortgage lending business, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company did not repurchase any loans during the twelve months ended December 31, 2009.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of December 31, 2009, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

 A Summary of Recent Accounting Pronouncements Follows:

General Principles

Generally Accepted Accounting Principles (ASC 105)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) which revises the framework for selecting the accounting principles to be used in the preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”).  The objective of the Codification is to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB.  Codification is effective for the Company for this September 30, 2009 Form 10-Q.  In adopting the Codification, all non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  Codification requires any references within the Company’s consolidated financial statements be modified from FASB issues to ASC.  However, in accordance with the FASB Accounting Standards Codification Notice to Constituents (v 2.0), the Company will not reference specific sections of the ASC but will use broad topic references.

The Company’s recent accounting pronouncements section has been reformatted to reflect the same organizational structure as the ASC.  Broad topic references will be updated with pending content as they are released.

Assets

Investments in Debt and Equity Securities (ASC 320)

New guidance was provided to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in financial statements.  This guidance was also the result of the Securities and Exchange Commission (“SEC”) mark-to-market study mandated under the Emergency Economic Stabilization Act of 2008 (“EESA”).  The SEC’s recommendation was to “evaluate the need for modifications (or the elimination) of current OTTI guidance to provide for a more uniform system of impairment testing standards for financial instruments.”  The guidance revises the OTTI evaluation methodology.  Previously the analytical focus was on whether the company had the “intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value”.   Now the focus is on whether the company (1) has the intent to sell the Investment Securities, (2) is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) does not expect to recover the entire amortized cost basis of the Investment Securities.    Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the statement of operations, while the balance of impairment related to other factors will be recognized in OCI.  This guidance became effective for all of the Company’s interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company decided to early adopt.  For the year ended December 31, 2009, the Company did not have unrealized losses in Investment Securities that were deemed other-than-temporary.

Broad Transactions

Business Combinations (ASC 805)

This guidance establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. ASC 805 alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. ASC 805 is effective for business combinations closed in fiscal years beginning after December 15, 2008 and is applicable to business acquisitions completed after January 1, 2009.  The Company did not make any business acquisitions during the year ended December 31, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

Derivatives and Hedging (ASC 815)

Effective January 1, 2009 and adopted by the Company prospectively, the FASB issued additional guidance attempting  to improve the transparency of financial reporting by mandating the provision of additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  This guidance changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To adhere to this guidance, qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts, gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements must be made.  This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage.  The effect of the adoption of this guidance was an increase in footnote disclosures is discussed in Note 4.

Fair Value Measurements and Disclosures (ASC 820)

In response to the deterioration of the credit markets, FASB issued guidance clarifying how Fair Value Measurements should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist.  It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market.   It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets.  The guidance was effective upon issuance including prior periods for which financial statements had not been issued.  The implementation of this guidance did not have a material effect on the fair value of the Company’s assets as the Company continued using the methodologies used in previous quarters to value assets as defined under the original Fair Value standards.

In October 2008 the EESA was signed into law.  Section 133 of the EESA mandated that the SEC conduct a study on mark-to-market accounting standards.  The SEC provided its study to the U.S. Congress on December 30, 2008.  Part of the recommendations within the study indicated that “fair value requirements should be improved through development of application and best practices guidance for determining fair value in illiquid or inactive markets”.  As a result of this study and the recommendations therein, on April 9, 2009, the FASB issued additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The guidance gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value.  The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  This guidance became effective for the Company’s interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption does not have a major impact on the manner in which the Company estimates fair value, nor does it have any impact on our financial statement disclosures.

In August 2009, FASB provided further guidance regarding the fair value measurement of liabilities.  The guidance states that a quoted price for the identical liability when traded as an asset in an active market is a Level 1 fair value measurement.  If the value must be adjusted for factors specific to the liability, then the adjustment to the quoted price of the asset shall render the fair value measurement of the liability a lower level measurement.  This guidance has no material effect on the fair valuation of the Company’s liabilities.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This ASU amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, this ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard may require additional disclosures, but the Company does not expect the adoption to have a material effect on our financial statements.

Financial Instruments (ASC 820-10-50)

On April 9, 2009, the FASB issued guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this guidance is for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption did not have any impact on financial reporting as all financial instruments are currently reported at fair value in both interim and annual periods.

Subsequent Events (ASC 855)

ASC 855 provides general standards governing accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 also provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions occurring after the balance sheet date. The Company adopted effective June 30, 2009, and adoption had no impact on the Company’s consolidated financial statements. The Company has evaluated all events or transactions through the date of this filing.  During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

2.	Investment Securities Available For Sale, at Fair Value

Investment securities available for sale consist of the following as of December 31, 2009 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$112,525	$3,701	$—	$116,226
Non Agency RMBS	40,257	4,764	(2,155)	42,866
CLOs	9,187	8,412	—	17,599
Total	$161,969	$16,877	$(2,155)	$176,691

(1)	- Agency RMBS includes only Fannie Mae issued securities at December 31, 2009.

Investment securities available for sale consist of the following as of December 31, 2008 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$454,653	$1,316	$(98)	$455,871
Non-Agency RMBS	25,724	—	(4,179)	21,545
Total	$480,377	$1,316	$(4,277)	$477,416

(1)	- Agency RMBS carrying value included $354.4 million of Fannie Mae issued and $101.5 million of Freddie Mac issued securities.

The Company commenced its strategy of diversifying its portfolio to introduce more elements of credit risk by purchasing $46.0 million face amount of CLOs on March 31, 2009 at a purchase price of approximately $9.0 million. This marked the Company’s first investment outside of RMBS or other mortgage related assets.  In addition, during the second and third quarters of 2009, the Company further diversified its portfolio by purchasing approximately $45.6 million current par value of non-Agency RMBS at an average cost of 60% of par.    The $45.6 million current par value of non-Agency RMBS purchased were previously rated AAA (at issuance) and represent the senior cashflows of the applicable deal structures.

During March 2009, the Company determined that certain Agency RMBS, related to collateralized mortgage obligations (“CMO”) floaters in its portfolio were no longer producing acceptable returns and initiated a program for the purpose of disposing of these securities. The Company disposed of approximately $159.5 million in current par value of Agency CMO floaters during March 2009, with the balance of the Agency CMO floaters in its portfolio, or $34.3 million in current par value, being sold in April 2009, for an aggregate disposition of approximately $193.8 million in current par value of Agency CMO floaters and a net gain of approximately $0.1 million.  As a result of this sale program, the Company incurred an additional impairment of $0.1 million in the quarter ended March 31, 2009 because the Company intended to sell the Agency CMO floaters.

All securities held in Investment Securities Available for Sale, including Agency, investment and non-investment grade securities, are based on unadjusted price quotes for similar securities in active markets and are categorized as Level 2 (see note 11).

The following tables set forth the stated reset periods and weighted average yields of our investment securities available for sale at December 31, 2009 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months To 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$—	—	$42,893	2.07%	$73,333	2.54%	$116,226	2.37%
Non Agency RMBS	22,065	10.15%	4,865	7.23%	15,936	9.57%	42,866	9.61%
CLO	17,599	23.48%	—	—	—	—	17,599	23.48%
Total/Weighted Average	$39,664	16.07%	$47,758	2.60%	$89,269	3.80%	$176,691	6.23%

The following table sets forth the stated reset periods and weighted average yields of our investment securities available for sale at December 31, 2008 (dollar amounts in thousands):

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

The following table presents the Company's investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and December 31, 2008, respectively, as follows (dollar amounts in thousands):

December 31, 2009	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$14,693	$2,155	$14,693	$2,155
Total	$—	$—	$14,693	$2,155	$14,693	$2,155

December 31, 2008	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$9,406	$98	$—	$—	$9,406	$98
Non-Agency RMBS	18,649	4,179	—	—	18,649	4,179
Total	$28,055	$4,277	$—	$—	$28,055	$4,277

There were no unrealized positions for Agency CMO Floaters and the residual interests related to the NYMT 2006-1 transaction at December 31, 2008 as the Company incurred approximately $5.3 million impairment charge.

3.	Mortgage Loans Held in Securitization Trusts

Mortgage loans held in securitization trusts consist of the following at December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	December 31,
	2009	2008
Mortgage loans principal amount	$277,007	$345,619
Deferred origination costs – net	1,750	2,197
Reserve for loan losses	(2,581)	(844)
Total mortgage loans held in securitization trusts	$276,176	$346,972

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the year ended December 31, 2009 and 2008 (dollar amounts in thousands):

	December 31,
	2009	2008
Balance at beginning of period	$844	$367
Provisions for loan losses	2,192	1,187
Transfer to real estate owned	(406)	(460)
Charge-offs	(49)	(250)
Balance of the end of period	$2,581	$844

On a ongoing basis, the Company evaluates the adequacy of its reserve for loan losses.  The Company’s reserve for loan losses at December 31, 2009 was $2.6 million, representing 93 basis points of the outstanding principal balance of loans held in securitization trusts as compared to 24 basis points as of December 31, 2008.  As part of the Company’s reserve adequacy analysis, management will access an overall level of reserves while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the year ended December 31, 2009 and 2008 (dollar amounts in thousands):

	December 31,
	2009	2008
Balance at beginning of period	$1,366	$2,865
Write downs	(70)	(246)
Transfer from mortgage loans held in securitization trusts	826	1,826
Disposal	(1,576)	(3,079)
Balance of the end of period	$546	$1,366

Real estate owned held in securitization trusts are included in the prepaid and other assets on the balance sheet and write downs are included in loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the CDOs issued by the Company (see note 6).  As of December 31, 2009, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trust and the amount of CDO’s outstanding, was $10.0 million.

The following sets forth delinquent loans, including real estate owned through foreclosure (REO) in our portfolio as of December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

December 31, 2009

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	5	$2,816	1.01%
61-90	4	$1,150	0.41%
90+	32	$15,915	5.73%
Real estate owned through foreclosure	2	$739	0.27%

December 31, 2008

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,363	0.39%
61-90	1	$263	0.08%
90+	13	$5,734	1.65%
Real estate owned through foreclosure	4	$1,927	0.55%

4.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps and caps entered into to reduce interest expense costs related to our repurchase agreements, CDOs and our subordinated debentures. The Company’s interest rate swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its short term repurchase agreements.  There were no costs incurred at the inception of our interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.  The Company’s interest rate swap notional amounts are based on an amortizing schedule fixed at the start date of the transaction.  The Company’s interest rate cap transactions are designated as cashflow hedges against the benchmark interest rate risk associated with the CDOs and the subordinated debentures.  The interest rate cap transactions were initiated with an upfront premium that is being amortized over the life of the contract.

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

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.  The Company’s derivative instruments are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  The Company’s derivative instruments are designated as “cash flow hedges,” changes in their fair value are recorded in accumulated other comprehensive income(loss), provided that the hedges are effective.  A change in fair value for any ineffective amount of the Company’s derivative instruments would be recognized in earnings.  The Company has not recognized any change in the value of its existing derivative instruments through earnings as a result of ineffectiveness of any of its hedges.

The following table presents the fair value of derivative instruments and their location in the Company’s consolidated balance sheets at December 31, 2009 and December 31, 2008 respectively (dollar amounts in thousands):

Derivative Designated as Hedging	Balance Sheet Location	December 31, 2009	December 31, 2008
Interest Rate Caps	Derivative Assets	$4	$22
Interest Rate Swaps	Derivative Liabilities	2,511	4,194

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income(loss) for the twelve months ended December 31, 2009 (dollar amounts in thousands):

Twelve Months Ended
Derivative Designated as Hedging Instruments	December 31, 2009
Accumulated other comprehensive income(loss) for derivative instruments:
Balance at beginning of the period	$(5,560)
Unrealized gain on interest rate caps	974
Unrealized gain (loss) on interest rate swaps	1,682
Reclassification adjustment for net gains(losses) included in net income for hedges	—
Balance at end of the period	$(2,904)

The Company estimates that over the next 12 months, approximately $2.2 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income/(loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the year ended December 31, 2009 (dollar amounts in thousands):

Twelve Months Ended
December 31, 2009
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$637
Interest expense-subordinated debentures	353
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	3,228

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company is unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of December 31, 2009 and December 31, 2008.  The Company had $2.9 million and $4.2 million of restricted cash related to margin posted for Swaps as of December 31, 2009 and December 31, 2008, respectively.

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

The following table presents information about the Company’s interest rate swaps as of December 31, 2009 (dollar amounts in thousands):

	December 31, 2009
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$2,070	2.99%
Over 30 days to 3 months	3,700	2.99
Over 3 months to 6 months	8,330	2.99
Over 6 months to 12 months	34,540	2.98
Over 12 months to 24 months	34,070	3.00
Over 24 months to 36 months	16,380	3.01
Over 36 months to 48 months	8,380	2.93
Over 48 months	—	—
Total	$107,470	2.99%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDOs and the subordinated debentures. The interest rate caps associated with the CDOs are amortizing contractual notional schedules determined at origination. The Company had $364.5 million and $456.9 million of interest rate caps outstanding as of December 31, 2009 and December 31, 2008, respectively.  These interest rate caps are utilized to cap the interest rate on the CDOs at a fixed-rate when one month LIBOR exceeds a predetermined rate.  In addition, the Company has an interest rate cap contract on $25.0 million of subordinated debentures that effectively caps three month LIBOR at 3.75% until March 31, 2010.

5.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its RMBS portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the RMBS which they finance. At December 31, 2009, the Company had repurchase agreements with an outstanding balance of $85.1 million and a weighted average interest rate of 0.27%. As of December 31, 2008, the Company had repurchase agreements with an outstanding balance of $402.3 million and a weighted average interest rate of 2.62%. At December 31, 2009 and December 31, 2008, securities pledged as collateral for repurchase agreements had estimated fair values and carrying values of $91.1 million and $456.5 million, respectively. All outstanding borrowings under our repurchase agreements mature within 24 days. As of December 31, 2009, the average days to maturity for borrowings under the Company’s repurchase agreements was 22 days.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	December 31, 2009	December 31, 2008
AVM, L.P.	$—	$54,911
Cantor Fitzgerald	9,643	—
Credit Suisse First Boston LLC	20,477	97,781
Enterprise Bank of Florida	—	19,409
HSBC	—	42,120
Jefferies & Company, Inc.	17,764	—
MF Global	—	30,272
RBS Greenwich Capital	22,962	157,836
South Street Securities LLC	14,260	—
Total Financing Arrangements, Portfolio Investments	$85,106	$402,329

As of December 31, 2009, our Agency ARM RMBS are financed with $85.1 million of repurchase agreement funding with an advance rate of 94% that implies a haircut of 6%.

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

As of December 31, 2009, the Company had $24.5 million in cash and $85.6 million in unencumbered securities, including $25.2 million in Agency RMBS, to meet additional haircut or market valuation requirements.

6.	Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2009 and December 31, 2008, the Company had CDOs outstanding of $266.8 million and $335.6 million, respectively. As of December 31, 2009 and December 31, 2008, the current weighted average interest rate on these CDOs was 0.61% and 0.85%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $277.7 million and $347.5 million at December 31, 2009 and December 31, 2008, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2009 and December 31, 2008, had a net investment in the securitizations trusts of $10.0 million and $12.7 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $182.2 million as of December 31, 2009 and an aggregate notional amount of $204.3 million as of December 31, 2008, which are recorded as an asset of the Company. The interest rate caps are carried at fair value and totaled $4,476 as of December 31, 2009 and $18,575 as of December 31, 2008, respectively. The interest rate caps reduce interest rate exposure on these transactions.

7.	Subordinated Debentures (Net)

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	December 31,
	2009	2008
Subordinated debentures	$45,000	$45,000
Less: unamortized bond issuance costs	(108)	(382)
Subordinated debentures (net)	$44,892	$44,618

On September 1, 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate is converted to a floating rate equal to three-month LIBOR plus 3.95% until maturity. The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. The preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (4.00% at December 31, 2009 and 5.22% at December 31, 2008). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. HC entered into an interest rate cap agreement to limit the maximum interest rate cost of the trust preferred securities to 7.5%. The term of the interest rate cap agreement is five years and resets quarterly in conjunction with the reset periods of the trust preferred securities. The interest rate cap agreement is accounted for as a cash flow hedge transaction. The preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

As of March 5, 2010, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

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

Balance Sheet Data

The components of assets related to the discontinued operation as of December 31, 2009 and December 31, 2008 are as follows (dollar amounts in thousands):

	December 31,
	2009	2008
Accounts and accrued interest receivable	$18	$26
Mortgage loans held for sale (net)	3,841	5,377
Prepaid and other assets	358	451
Total assets	$4,217	$5,854

The components of liabilities related to the discontinued operation as of December 31, 2009 and 2008 are as follows (dollar amounts in thousands):

	December 31,
	2009	2008
Due to loan purchasers	$342	$708
Accounts payable and accrued expenses	1,436	2,858
Total liabilities	$1,778	$3,566

Statements of Operations Data

The statements of operations of the discontinued operation for the years ended December 31, 2009, 2008 and 2007 are as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Revenues	$1,242	$1,495	$1,376
Expenses	456	(162)	35,854
Income (loss) from discontinued operations – net of tax	$786	$1,657	$(34,478)

9.	Commitments and Contingencies

Loans Sold to Investors - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business, however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company did not repurchase any loans during the year ended December 31, 2009.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of December 31, 2009, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2009, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases - The Company leases its corporate office and equipment under short-term lease agreements expiring at various dates through 2013.  All such leases are accounted for as operating leases.  Total lease expense for property and equipment amounted to $0.2 million and $0.4 million for the years ended December 31, 2009 and December 31, 2008, respectively.

Letters of Credit – The Company maintains a letter of credit in the amount of $0.2 million in lieu of a cash security deposit for its current corporate headquarters, located at 52 Vanderbilt Avenue in New York City, for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary.  This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

As of December 31, 2009 obligations under non-cancelable operating leases that have an initial term of more than one year are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2010	$190
2011	193
2012	198
2013	67
$648

10.	Concentrations of Credit Risk

At December 31, 2009, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts. At December 31, 2008, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and retained interests in our REMIC securitization, NYMT 2006-1. The Company sold all the retained interests related to NYMT 2006-1 during the quarter ended September 30, 2009. At December 31, 2009 and December 31, 2008, the geographic concentrations of credit risk exceeding 5% are as follows:

	December 31,
	2009	2008
New York	38.9%	30.7%
Massachusetts	24.3%	17.2%
New Jersey	8.5%	6.0%
Florida	5.7%	7.8%

11.	Fair Value of Financial Instruments

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

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of December 31, 2009, was based on management’s valuation determined using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. If a reliable market for these assets develops in the future, management will consider quoted prices provided by dealers who make markets in similar financial instruments in determining the fair value of the CLO notes. The CLO notes are classified as Level 3 fair values.

 c. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

 The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$159,092	$17,599	$176,691
Derivative assets (interest rate caps)	—	4	—	4
Total	$—	$159,096	$17,599	$176,695

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$2,511	$—	$2,511
Total	$—	$2,511	$—	$2,511

	Assets Measured at Fair Value on a Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale	$—	$477,416	$—	$477,416
Derivative assets (interest rate caps)	—	22	—	22
Total	$—	$477,438	$—	$477,438

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$4,194	$—	$4,194
Total	$—	$4,194	$—	$4,194

The following table details changes in valuation for the Level 3 assets for the year ended December 31, 2009 (dollar amounts in thousands):

Level 3 - Investment securities available for sale
Year Ended December 31, 2009
Beginning Balance	$—
Purchases	8,728
Total gains (realized/unrealized)
Included in earnings (1)	459
Included in other comprehensive income(loss)	8,412
Ending Balance	$17,599

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

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2009 and December 31, 2008 on the consolidated balance sheet (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net)	$—	$—	$3,841	$3,841
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	7,090	7,090
Real estate owned held in securitization trusts	—	—	546	546

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net)	$—	$—	$5,377	$5,377
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	2,448	2,448
Real estate owned held in securitization trusts	—	—	1,366	1,366

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2009 and December 31, 2008 on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Twelve Months Ended
	December 31, 2009	December 31, 2008
Mortgage loans held for sale (net)	$245	$433
Mortgage loans held in securitization trusts (net) – impaired loans	2,192	1,188
Real estate owned held in securitization trusts	70	246

Mortgage Loans Held for Sale (net) –The fair value of mortgage loans held for sale (net) are estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of the loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life time cap, periodic cap, underwriting standards, age and credit.

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

Real Estate Owned Held in Securitization Trusts – Real estate owned held in the securitization trusts are recorded at net realizable value. Any subsequent adjustment will result in the reduction in carrying value with the corresponding amount charge to earnings.  Net realizable value based on an estimate of disposal taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to sell the property.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$24,522	$24,522	$9,387	$9,387
Restricted cash	3,049	3,049	7,959	7,959
Investment securities – available for sale	176,691	176,691	477,416	477,416
Mortgage loans held in securitization trusts (net)	276,176	253,833	346,972	341,127
Derivative assets	4	4	22	22
Assets related to discontinued operation-mortgage loans held for sale (net)	3,841	3,841	5,377	5,377

Financial Liabilities:
Financing arrangements, portfolio investments	$85,106	$85,106	$402,329	$402,329
Collateralized debt obligations	266,754	211,032	335,646	199,503
Derivative liabilities	2,511	2,511	4,194	4,194
Subordinated debentures (net)	44,892	26,563	44,618	10,049
Convertible preferred debentures (net)	19,851	19,363	19,702	16,363

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

b.     Mortgage Loans Held in Securitization Trusts (net) - Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

c.     Financing arrangements, portfolio investments – The fair value of these financing arrangements approximates cost as they are short term in nature and mature in 30 days.

d.     Collateralized debt obligations – The fair value of these CDOs is based on discounted cashflows as well as market pricing on comparable obligations.

e.     Subordinated debentures (net) – The fair value of these subordinated debentures (net) is based on discounted cashflows using management’s estimate for market yields.

f.     Convertible preferred debentures (net) – The fair value of the convertible preferred debentures (net) is based on discounted cashflows using management’s estimate for market yields.

12.	Income taxes

A reconciliation of the statutory income tax provision (benefit) to the effective income tax provision for the years ended December 31, 2009, 2008 and 2007, are as follows (dollar amounts in thousands).

	December 31,
	2009		2008		2007
(Benefit) provision at statutory rate	$3,546	(35.0)%	$(8,438)	(35.0)%	$(9,830)	(35.0)%
Non-taxable REIT income (loss)	(3,008)	30.0%	7,598	31.5%	3,008	10.7%
State and local tax provision (benefit)	142	(1.0)%	(221)	(0.9)%	(1,797)	(6.4)%
Valuation allowance	(680)	6.0%	572	2.4%	26,962	96.0%
Miscellaneous	—	—%	489	2.0%	9	0.0%
Total provision	$—	—%	$—	—%	$18,352	65.3%

The income tax provision for the year ended December 31, 2009 (included in discontinued operations - see note 8) is comprised of the following components (dollar amounts in thousands):

Deferred
Regular tax provision
Federal	$—
State	—
Total tax provision	$—

The income tax provision for the year ended December 31, 2008 (included in discontinued operations - see note 8) is comprised of the following components (dollar amounts in thousands).

Deferred
Regular tax provision
Federal	$—
State	—
Total tax provision	$—

The income tax benefit for the year ended December 31, 2007 (included in discontinued operations - see note 8) is comprised of the following components (dollar amounts in thousands).

Deferred
Regular tax benefit
Federal	$14,522
State	3,830
Total tax benefit	$18,352

The gross deferred tax asset at December 31, 2009 is $29.4 million; the Company continued to reserve 100% of the deferred tax asset as the facts continue to support the Company's inability to utilize the deferred tax asset. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2009 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$27,697
Mark to market adjustment	469
Sec. 267 disallowance	268
Charitable contribution carryforward	1
GAAP reserves	429
Rent expense	537
Gross deferred tax asset	29,401
Valuation allowance	(29,401)
Net deferred tax asset	$—

At December 31, 2009, the Company had approximately $62.2 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. At this time, based on management’s assessment of the limitations, management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.  The Company continues to maintain a reserve for 100% of the deferred tax asset.

The gross deferred tax asset at December 31, 2008 is $30.1 million; the Company continued to reserve 100% of the deferred tax asset as the facts continue to support the Company's inability to utilize the deferred tax asset. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2008 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$27,655
Mark to market adjustment	313
Sec. 267 disallowance	268
Charitable contribution carryforward	1
GAAP reserves	769
Rent expense	1,074
Gross deferred tax asset	30,080
Valuation allowance	(30,080)
Net deferred tax asset	$—

At December 31, 2008, the Company had approximately $62.1 million of net operating loss carryforwards which may be used to offset future taxable income.

13.	Segment Reporting

Until March 31, 2007, the Company operated two strategies, managing a mortgage portfolio, and operating a mortgage lending business. Upon the sale of substantially all of the mortgage lending operating assets in the first quarter of 2007, the Company exited the mortgage lending business and accordingly no longer reports segment information as it only has one operating segment.

14.	Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,419,094 shares issued and outstanding as of December 31, 2009 and 9,320,094 shares issued and outstanding as of December 31, 2008. The Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) authorized. As of each December 31, 2009 and December 31, 2008, the Company had issued and outstanding 1,000,000 shares of Series A Preferred Stock.  As of December 31, 2009, 8,111 shares remain reserved for issuance under the 2005 Stock Incentive Plan.

On February 21, 2008, the Company completed the issuance and sale of 7.5 million shares of its common stock in a private placement at a price of $8.00 per share.  This private offering of the Company's common stock generated net proceeds to the Company of $56.5 million after payment of private placement fees and expenses.  In connection with this private offering of our common stock, we entered into a registration rights agreement pursuant to which we were required to file with the Securities and Exchange Commission, or SEC, a resale shelf registration statement registering for resale the 7.5 million shares sold in the private offering. The Company filed a resale shelf registrationstatement on Form S-3 on April 4, 2008, which became effective on April 18, 2008.

The following table presents cash dividends declared by the Company on its common stock from January 1, 2008 through December 31, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2009	December 21, 2009	January 7, 2010	January 26, 2010	$0.25
Third Quarter 2009	September 28, 2009	October 13, 2009	October 26, 2009	0.25
Second Quarter 2009	June 14, 2009	June 26, 2009	July 27, 2009	0.23
First Quarter 2009	March 25, 2009	April 6, 2009	April 27, 2009	0.18

Fourth Quarter 2008	December 23, 2008	January 7, 2009	January 26, 2009	0.10
Third Quarter 2008	September 29, 2008	October 10, 2008	October 27, 2008	0.16
Second Quarter 2008	June 30, 2008	July 10, 2008	July 25, 2008	0.16
First Quarter 2008	April 21, 2008	April 30, 2008	May 15,2008	0.12

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2008 through December 31, 2009.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2009	December 21, 2009	December 31, 2009	January 29, 2010	$0.63
Third Quarter 2009	September 28, 2009	September 30, 2009	October 30, 2009	0.63
Second Quarter 2009	June 14, 2009	June 30, 2009	July 30, 2009	0.58
First Quarter 2009	March 25, 2009	March 31, 2009	April 30, 2009	0.50

Fourth Quarter 2008	December 23, 2008	December 31, 2008	January 30,2009	0.50
Third Quarter 2008	September 29, 2008	September 30, 2008	October 30, 2008	0.50
Second Quarter 2008	June 30, 2008	June 30, 2008	July 30, 2008	0.50
First Quarter 2008	April 21, 2008	March 31, 2008	April 30,2008	0.50

During 2009, taxable dividends for our common stock were $0.76 per share.  For tax reporting purposes, the 2009 taxable dividends were classified as ordinary income.

During 2008, taxable dividends for our common stock were $0.44 per share.  For tax reporting purposes, the 2008 taxable dividends were classified as $0.26 ordinary income and $0.18 a return of capital.

The Board of Directors declared a one-for-two reverse stock split of the Company’s common stock, effective on May 27, 2008, decreasing the number of shares outstanding at the time to approximately 9.3 million shares.

The Board of Directors declared a one-for-five reverse stock split of the Company's common stock, effective on October 9, 2007, decreasing the number of common shares outstanding at the time to approximately 3.6 million shares.

All per share and share amounts provided in the this report have been restated to give effect to both reverse stock splits.

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income – Basic	$11,670	$(24,107)	$(55,268)
Net (loss) income from continuing operations	10,884	(25,764)	(20,790)
Net income (loss) from discontinued operations (net of tax)	786	1,657	(34,478)
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,474	2,149	—
Net income (loss) – Dilutive	14,144	(24,107)	(55,268)
Net income (loss) from continuing operations	13,358	(25,764)	(20,790)
Net income (loss) from discontinued operations (net of tax)	$786	$1,657	$(34,478)
Denominator:
Weighted average basis shares outstanding	9,367	8,272	1,814
Effect of dilutive instruments:
Convertible preferred debentures (1)	2,500	2,384	—
Weighted average dilutive shares outstanding	11,867	8,272	1,814
EPS:
Basic EPS	$1.25	$(2.91)	$(30.47)
Basic EPS from continuing operations	1.16	(3.11)	(11.46)
Basic EPS from discontinued operations (net of tax)	0.09	0.20	(19.01)
Dilutive EPS	$1.19	$(2.91)	$(30.47)
Dilutive EPS from continuing operations	1.12	(3.11)	(11.46)
Dilutive EPS from discontinued operations (net of tax)	0.07	0.20	(19.01)

(1)	Approximately 2.4 million shares are excluded from the dilutive calculation for the year ended December 31, 2008
.
15.	Convertible Preferred Debentures (Net)

As of December 31, 2009, there were 1.0 million shares of our Series A Preferred Stock outstanding, with an aggregate redemption value of $20.0 million and current dividend payment rate of 12.5% per year. The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at the $20.00 per share liquidation preference plus any accrued and unpaid dividends, because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet and, accordingly, the corresponding dividend is recorded as an interest expense.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a minimum cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share. The Company paid a third and fourth quarter 2009 common stock dividend of $0.25, resulting in an increase in the dividend rate for the Series A Preferred Stock in the 2009 third quarter to 12.5% (per annum). The Series A Preferred Stock is convertible into shares of the Company's common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

16.	Stock Incentive Plans

Pursuant to the 2005 Stock Incentive Plan (the "Plan"), eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity-based awards under the Plan. The maximum number of shares of common stock that may be granted under the Plan is 103,111.

The Company awarded 99,000 shares of restricted stock under the Plan on July 13, 2009, of which 34,335 shares have fully vested.  As of December 31, 2009, 8,111 shares remain available for issuance under the Plan including 4,000 shares forfeited during the year. During the year ended December 31, 2009, the Company recognized non-cash compensation expense of $0.3 million.  At December 31, 2009 the Company had unrecognized compensation expense of $0.2 million related to the unvested shares of restricted common stock.  The unrecognized compensation expense at December 31, 2009 is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of restricted shares vested during the years ended December 31, 2009 was $0.2 million.  Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient's termination of employment or resignation from the Board of Directors.

A summary of the status of the Company's non-vested restricted stock as of December 31, 2009 and changes during the twelve months then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested shares at beginning of year, January 1, 2009	—	$—
Granted	99,000	5.28
Forfeited	(4,000)	—
Vested	(34,335)	5.28
Non-vested shares as of December 31, 2009	60,665	$5.28
Weighted-average fair value of restricted stock granted during the period	99,000	$5.28

There were no non-vested restricted shares of stock outstanding for the year ended December 31, 2008.

17.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Revenues:
Interest income	$8,585	$7,621	$7,994	$6,895
Interest expense	4,491	3,463	3,311	2,970
Net interest income	4,094	4,158	4,683	3,925
Other Expense:
Provision for loan losses	(629)	(259)	(526)	(848)
Realized losses on securities and related hedges	123	141	359	2,659
Impairment loss on investment securities	(119)	—	—	—
Total other expense	(625)	(118)	(167)	1,811
Expenses:
Salaries and benefits	541	472	473	632
General and administrative expenses	1,029	1,130	1,402	1,198
Total expenses	1,570	1,602	1,875	1,830
(Loss) income from continuing operations	1,899	2,438	2,641	3,906
Income from discontinued operation - net of tax	155	109	236	286
Net (loss) income	$2,054	$2,547	$2,877	$4,192
Per share basic (loss) income	$0.22	$0.27	$0.31	$0.45
Per share diluted (loss) income	$0.22	$0.27	$0.30	$0.40
Dividends declared per common share	$0.18	$0.23	$0.25	$0.25
Weighted average shares outstanding-basic	9,320	9,320	9,406	9,419
Weighted average shares outstanding-diluted	11,820	11,820	11,906	11,919

	Three Months Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
Revenues:
Interest income	$13,253	$10,755	$10,324	$9,791
Interest expense	11,979	8,256	8,142	7,883
Net interest income	1,274	2,499	2,182	1,908
Other expense
Provision for loan losses	(1,433)	(22)	(7)	—
Loss on sale of securities and related hedges	(19,848)	(83)	4	(50)
Impairment loss on investment securities				(5,278)
Total other expense	(21,281)	(105)	(3)	(5,328)
Expenses:
Salaries and benefits	313	417	258	881
General and administrative expenses	1,118	1,543	1,177	1,203
Total expenses	1,431	1,960	1,435	2,084
Loss from continuing operations	(21,438)	434	744	(5,504)
Loss from discontinued operation - net of tax	180	829	285	363
Net loss	$(21,258)	$1,263	$1,029	$(5,141)
Per share basic and diluted loss	$(4.19)	$0.14	$0.11	$(0.55)
Dividends declared per common share	$0.12	$0.16	$0.16	$0.10
Weighted average shares outstanding-basic and diluted	5,070	9,320	9,320	9,320

18. Related Party Transactions

On January 18, 2008, the Company entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC). The Company entered into the advisory agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of it affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc. Pursuant to Schedule 13D’s filed with the SEC as of December 31, 2008, HCS and JMP Group Inc. as of December 31, 2009, beneficially owned approximately 16.7% and 12.1%, respectively, of the Company’s common stock, and 100%, collectively, of it Series A Preferred Stock.

Pursuant to the advisory agreement, HCS is responsible for managing investments made by HC and NYMF (other than certain RMBS that are held in these entities for regulatory compliance purposes) as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf by HCS. The Company refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.” On March 31, 2009, the Company began acquiring assets that fall under the advisory agreement, starting with the purchase of approximately $9.0 million in CLOs. The Company’s investment in the CLOs assets was completed in connection with the acquisition by JMP Group Inc. of the investment adviser of the CLO. The Company expects that, from time to time in the future, certain of its alternative investments will take the form of a co-investment alongside or in conjunction with JMP Group Inc. or certain of its affiliates. In accordance with investment guidelines adopted by the Company’s Board of Directors, any investments by the Managed Subsidiaries that do not qualify as Category I investments (as defined by the Company’s Investment Guidelines) must be approved by the Board of Directors. The advisory agreement provides that HCS will be paid a base advisory fee that is a percentage of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries, which may include the net asset value of assets held by the Managed Subsidiaries as of any fiscal quarter end, and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles. For the year ended December 31, 2009 and December 31, 2008, HCS earned a base advisory fee of approximately $0.8 million and $0.7 million, respectively. In addition, for the year ended December 31, 2009, HCS earned an incentive fee of approximately $0.5 million. There was no incentive fee earned in the year ended December 31, 2008. As of December 31, 2009, HCS was managing approximately $45.8 million of assets on the Company’s behalf. As of December 31, 2009 the Company had a management fee payable totaling $0.3 million included in accounts payable and accrued expenses.

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.3, 10.7, 10.8, 10.10 and 10.11.

Exhibit	Description
3.1
Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008.)

3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008.)

3.1(f)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed on June 15, 2009.)

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

4.2(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated December 1, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2005).

4.2(b)
Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated December 1, 2005. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2005).

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

10.1
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated December 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2005).

10.2
Purchase Agreement among The New York Mortgage Company, LLC, New York Mortgage Trust, Inc., NYM Preferred Trust II and Taberna Preferred Funding II, Ltd., dated December 1, 2005. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2005).

10.3
New York Mortgage Trust, Inc. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-127400) as filed with the Securities and Exchange Commission on December 9, 2005).

10.4
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

10.7
Separation Agreement and General Release, by and between New York Mortgage Trust, Inc. and David A. Akre, dated as of February 3, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2009).

10.8
Amended and Restated Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma, dated as of February 11, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2009).

10.9
Form of Registration Rights Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule A thereto, dated as of February 14, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.10
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10-1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009.)

10.11
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10-1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009.)

12.1	Computation of Ratios *

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).*

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

* Filed herewith.