Form 10-Q
period 2010-03-31
NEW YORK MORTGAGE TRUST INC
filed 2010-05-06
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on May 3, 2010 was 9,419,094.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information	2
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and March 31, 2009	3
Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2010	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and March 31, 2009	5
Unaudited Notes to the Condensed Consolidated Financial Statements	6

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
Cash and cash equivalents	$22,753	$24,522
Restricted cash	3,049	3,049
Investment securities - available for sale, at fair value (including pledged securities of $80,358 and $91,071, respectively)	167,446	176,691
Accounts and accrued interest receivable	1,690	2,048
Mortgage loans held in securitization trusts (net)	259,073	276,176
Receivable for securities sold	2,936	—
Derivative assets	—	4
Prepaid and other assets	2,705	2,107
Assets related to discontinued operation	4,216	4,217
Total Assets	$463,868	$488,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Financing arrangements, portfolio investments	$75,799	$85,106
Collateralized debt obligations	249,816	266,754
Derivative liabilities	2,317	2,511
Accounts payable and accrued expenses	4,789	4,935
Subordinated debentures (net)	44,953	44,892
Convertible preferred debentures (net)	19,888	19,851
Liabilities related to discontinued operation	1,440	1,778
Total liabilities	399,002	425,827
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 authorized, 9,419,094 and 9,415,094, shares issued and outstanding, respectively	94	94
Additional paid-in capital	140,116	142,519
Accumulated other comprehensive income (loss)	13,432	11,818
Accumulated deficit	(88,776)	(91,444)
Total stockholders’ equity	64,866	62,987
Total Liabilities and Stockholders’ Equity	$463,868	$488,814

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
REVENUE:
Interest income-investment securities and loans held in securitization trusts	$6,221	$8,585
Interest expense-investment securities and loans held in securitization trusts	(1,392)	(3,130)
Net interest income from investment securities and
loans held in securitization trusts	4,829	5,455
Interest expense – subordinated debentures	(759)	(824)
Interest expense – convertible preferred debentures	(662)	(537)
Net interest income	3,408	4,094
OTHER INCOME (EXPENSE):
Provision for loan losses	(2)	(629)
Impairment loss on investment securities	—	(119)
Realized gain on investment securities	807	123
Total other income (expense)	805	(625)
EXPENSE:
Salaries and benefits	533	541
Professional fees	282	341
Management fees	464	182
General, administrative and other	577	506
Total expenses	1,856	1,570
INCOME FROM CONTINUING OPERATIONS	2,357	1,899
Income from discontinued operation - net of tax	311	155
NET INCOME	$2,668	$2,054
Basic income per common share	$0.28	$0.22
Diluted income per common share	$0.28	$0.22
Dividends declared per common share	$0.25	$0.18
Weighted average shares outstanding-basic	9,418	9,320
Weighted average shares outstanding-diluted	11,918	11,820

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2010
(dollar amounts in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income	Total
Balance, December 31, 2009	$94	$142,519	$(91,444)	$11,818		$62,987
Net income	—	—	2,668	—	$2,668	2,668
Restricted Stock issuance		(48)				(48)
Dividends declared	—	(2,355)	—	—	—	(2,355)
Reclassification adjustment for net gain included in net income	—	—	—	(872)	(872)	(872)
Reclassification of gain for sales of investment – available for sale securities	—	—	—	2,081	2,081	2,081
Increase in fair value of derivative instruments utilized for cash flow hedges	—	—	—	405	405	405
Comprehensive income	—	—	—	—	$4,282	—
Balance, March 31, 2010	$94	$140,116	$(88,776)	$13,432		$64,866

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$2,668	$2,054
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	320	353
Amortization of discount on investment securities and mortgage loans held in securitization trusts	(839)	(98)
Realized gain on securities and related hedges	(807)	(123)
Impairment loss on investment securities	—	119
Provision for loan losses	2	629
Lower of cost or market adjustment mortgage loans held for sale	—	103
Restricted stock issuance	(48)	—
Changes in operating assets and liabilities:
Proceeds from sales or repayments of mortgage loans held for sale	8	961
Accounts and accrued interest receivable	358	303
Prepaid and other assets	(396)	(281)
Due to loan purchasers	—	(19)
Accounts payable and accrued expenses	(483)	(755)
Net cash provided by operating activities	783	3,246

Cash Flows from Investing Activities:
Restricted cash	—	3,710
Purchases of investment securities	—	(7,728)
Proceeds from sales of investment securities	359	144,502
Principal repayments received on mortgage loans held in securitization trusts	16,776	11,492
Principal paydowns on investment securities - available for sale	8,982	19,510
Net cash provided by investing activities	26,117	171,486

Cash Flows from Financing Activities:
Decrease in financing arrangements	(9,307)	(126,147)
Dividends paid	(2,355)	(932)
Payments made on collateralized debt obligations	(17,007)	(12,050)
Net cash (used in) financing activities	(28,669)	(139,129)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,769)	35,603
Cash and Cash Equivalents - Beginning of Period	24,522	9,387
Cash and Cash Equivalents - End of Period	$22,753	$44,990

Supplemental Disclosure:
Cash paid for interest	$2,468	$4,033
Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$—	$603
Sale of investment securities not yet settled	$2,936	$—
Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$2,355	$1,678

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

1.  Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”), for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) (“non-Agency RMBS”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans held in securitization trusts, or prime ARM loans.  The remainder of our current investment portfolio is comprised of notes issued by a collateralized loan obligation (“CLO”).  We also may opportunistically acquire and manage various other types of  real estate-related and financial assets, including, among other things, certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans and other similar investments. Subject to maintaining our qualification as a REIT, we also may invest in debt or equity securities, which may or may not be related to real estate.  We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets and our operating costs, which we refer to as our net interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, a taxable REIT subsidiary ("TRS") and a qualified REIT subsidiary ("QRS").  The Company conducts certain of its portfolio investment operations through its wholly-owned TRS, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, some or all of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business.  Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC.   The Company's wholly-owned QRS, New York Mortgage Funding, LLC (“NYMF”) currently holds certain mortgage-related assets for regulatory compliance purposes.  The Company also may conduct certain other portfolio investment operations related to its alternative investment strategy through NYMF.  The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation - The condensed consolidated balance sheet as of December 31, 2009, has been derived from audited financial statements.  The condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Prior period amounts have been reclassified to conform to current period classifications, including $0.5 million of real estate owned previously included in mortgage loans held in securitization trusts (net) to prepaid and other assets.

The Company has evaluated all events or transactions through the date of this filing.  During this period, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements.

Investment Securities Available for Sale - The Company's investment securities include RMBS comprised of Fannie Mae,  non-Agency RMBS, initially rated AAA securities and CLOs. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the interest method. Adjustments to amortization are made for actual prepayment activity.

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis, and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the condensed consolidated balance sheet.  Impairments recognized through other comprehensive income (loss) do not impact earnings.  Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment.  As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.  (see note 2)

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain adjustable rate mortgage ("ARM") loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.

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

Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks and investment banks who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. In addition, all outstanding interest rate swap agreements have bi-lateral margin call capabilities, meaning the Company will require margin for interest rate swaps that our in the Company’s favor minimizing any amounts at risk.

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

Stock Based Compensation - Compensation expense for equity based awards is recognized over the vesting period of such awards, based upon the fair value of such awards at the grant date (see note 15).

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

Management has reviewed the Company's tax positions for the open tax years of 2006 through 2008 by major jurisdictions and has concluded that no provision for taxes is required in the Company's financial statements.

Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (see note 11).

A Summary of Recent Accounting Pronouncements Follows:

 Fair Value Measurements and Disclosures (ASC 820)

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This ASU amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, this ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard may require additional disclosures, but the Company does not expect the adoption to have a material effect on our condensed consolidated financial statements.

Consolidation (ASC 855)

            In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE.  The guidance requires an entity to consolidate a VIE if (i) it has the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The pronouncement is effective for fiscal years beginning after November 15, 2009.  On January 1, 2010, the Company adopted the FASB guidance for determining whether an entity is a variable interest entity; such adoption did not have a material effect on the Company’s condensed consolidated financial statements.

2.  Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of March 31, 2010 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$106,743	$3,138	$—	$109,881
Non-Agency RMBS	35,128	3,227	(2,422)	35,933
Collateralized Loan Obligations	9,644	11,988	—	21,632
Total	$151,515	$18,353	$(2,422)	$167,446

Investment securities available for sale consist of the following as of December 31, 2009 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$112,525	$3,701	$—	$116,226
Non-Agency RMBS	40,257	4,764	(2,155)	42,866
Collateralized Loan Obligations	9,187	8,412	—	17,599
Total	$161,969	$16,877	$(2,155)	$176,691

The following table set forth the stated reset periods and weighted average yields of our investment securities at March 31, 2010 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$—	—	$54,141	2.35%	$55,740	2.59%	$109,881	2.48%
Non-Agency RMBS	16,354	14.84%	6,905	7.76%	12,674	10.30%	35,933	11.88%
CLO	21,632	19.74%	—	—	—	—	21,632	19.74%
Total/Weighted Average	$37,986	17.63%	$61,046	2.97%	$68.414	4.02%	$167,446	6.72%

The following table sets forth the stated reset periods and weighted average yields of our investment securities at December 31, 2009 (dollar amounts in thousands):

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

The following tables presents the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009, respectively (dollar amounts in thousands):

March 31, 2010	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Non-Agency RMBS	$408	$12	$12,765	$2,410	$13,173	$2,422
Total	$408	$12	$12,765	$2,410	$13,173	$2,422

December 31, 2009	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Non-Agency RMBS	$—	$—	$14,693	$2,155	$14,693	$2,155
Total	$—	$—	$14,693	$2,155	$14,693	$2,155

As of March 31, 2010 and December 31, 2009, the company did not have unrealized losses in investment securities that were deemed other-than-temporary, respectively.

3.  Mortgage Loans Held in Securitization Trusts (net)

Mortgage loans held in securitization trusts (net) consist of the following as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	March 31, 2010	December 31, 2009
Mortgage loans principal amount	$259,594	$277,007
Deferred origination costs – net	1,642	1,750
Reserve for loan losses	(2,163)	(2,581)
Total	$259,073	$276,176

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the three months ended March 31, 2010 and 2009, respectively (dollar amounts in thousands):

	March 31,
	2010	2009
Balance at beginning of period	$2,581	$844
Provisions for loan losses	(27)	536
Transfer to real estate owned	(172)	—
Charge-offs	(219)	—
Balance at the end of period	$2,163	$1,380

On an ongoing basis, the Company evaluates the adequacy of its reserve for loan losses.  The Company’s reserve for loan losses at March 31, 2010 was $2.2 million, representing 83 basis points of the outstanding principal balance of loans held in securitization trusts as compared to 93 basis points as of December 31, 2009.  As part of the Company’s reserve adequacy analysis, management will assess an overall level of reserves while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, collateral value, delinquency status, borrower’s current economic and credit status and other relevant factors.

 Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the quarter ended March 31, 2010 and year ended December 31, 2009 (dollar amounts in thousands):

	March 31, 2010	December 31, 2009
Balance at beginning of period	$546	$1,366
Write downs	(29)	(70)
Transfer from mortgage loans held in securitization trusts	284	826
Disposal	(38)	(1,576)
Balance at the end of period	$763	$546

Real estate owned held in securitization trusts are included in the prepaid and other assets on the balance sheet and write downs are included in loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDOs”) issued by the Company (see note 6).  As of March 31, 2010, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trusts and the amount of CDO’s outstanding, was $10.0 million.

The following tables set forth delinquent mortgage loans held in our securitization trusts as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

March 31, 2010
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	8	$2,911	1.12%
61-90	2	915	0.35%
90+	33	16,057	6.16%
Real estate owned through foreclosure	3	936	0.36%

December 31, 2009
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	5	$2,816	1.01%
61-90	4	1,150	0.41%
90+	32	15,915	5.73%
Real estate owned through foreclosure	2	739	0.27%

4.  Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps and caps entered into to reduce interest expense related to our repurchase agreements, CDO’s and our subordinated debentures. The Company’s interest rate swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its short term repurchase agreements.  There were no costs incurred at the inception of our interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.  The Company’s interest rate swap notional amounts are based on an amortizing schedule fixed at the start date of the transaction.  The Company’s interest rate cap transactions are designated as cashflow hedges against the benchmark interest rate risk associated with the CDO’s and the subordinated debentures.  The interest rate cap transactions were initiated with an upfront premium that is being amortized over the life of the contract.

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

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.  The Company’s derivative instruments are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive or, as liabilities, if their fair value is negative.  The Company’s derivative instruments are designated as “cash flow hedges,” changes in their fair value are recorded in accumulated other comprehensive income (loss), provided that the hedges are effective.  A change in fair value for any ineffective amount of the Company’s derivative instruments would be recognized in earnings.  The Company has not recognized any change in the value of its existing derivative instruments through earnings as a result of ineffectiveness of any of its hedges.

The following table presents the fair value of derivative instruments and their location in the Company’s condensed consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively (amounts in thousands):

Derivative Designated as Hedging	Balance Sheet Location	March 31, 2010	December 31, 2009
Interest Rate Caps	Derivative Assets	$—	$4
Interest Rate Swaps	Derivative Liabilities	2,317	2,511

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Three Months Ended March 31,
Derivative Designated as Hedging Instruments	2010	2009
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(2,905)	$(5,560)
Unrealized gain on interest rate caps	210	229
Unrealized gain on interest rate swaps	195	187
Reclassification adjustment for net gains (losses) included in net income for hedges	—	—
Balance at the end of the period	$(2,500)	$(5,144)

The Company estimates that over the next 12 months, approximately $2.0 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Three Months ended March 31,
	2010	2009
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$123	$160
Interest expense-subordinated debentures	92	81
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	725	853

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company is unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of March 31, 2010 and December 31, 2009.  The Company had $2.9 million and $2.9 million of restricted cash related to margin posted for Swaps as of March 31, 2010 and December 31, 2009, respectively.

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31, 2010		December 31, 2009
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$2,830	2.99%	$2,070	2.99%
Over 30 days to 3 months	5,500	2.99	3,700	2.99
Over 3 months to 6 months	10,770	2.98	8,330	2.99
Over 6 months to 12 months	49,960	2.99	34,540	2.98
Over 12 months to 24 months	23,070	3.02	34,070	3.00
Over 24 months to 36 months	9,570	2.93	16,380	3.01
Over 36 months to 48 months	—	—	8,380	2.93
Total	$101,700	2.99%	$107,470	2.99%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDO’s and the subordinated debentures. The interest rate caps associated with the CDO’s are amortizing contractual schedules determined at origination. The Company had $344.4 million and $364.5 million of interest rate caps outstanding of notional as of March 31, 2010 and December 31, 2009, respectively.  These interest rate caps are utilized to cap the interest rate on the CDO’s at a fixed-rate when one month LIBOR exceeds a predetermined rate.  In addition, the Company had an interest rate cap contract on $25.0 million of subordinated debentures that effectively caps three month LIBOR at 3.75% that matured on March 31, 2010.

5.  Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its agency RMBS portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At March 31, 2010, the Company had repurchase agreements with an outstanding balance of $75.8 million and a weighted average interest rate of 0.28%.  As of December 31, 2009, the Company had repurchase agreements with an outstanding balance of $85.1 million and a weighted average interest rate of 0.27%.  At March 31, 2010 and December 31, 2009, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $80.4 million and $91.1 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of March 31, 2010, the average days to maturity for all repurchase agreements are 25 days.

As of March 31, 2010, the outstanding balance under our repurchase agreements was funded at an advance rate of 94.3% that implies an average haircut of 5.7%. As of March 31, 2010, the Company had $22.8 million in cash and $87.0 million in unencumbered investment securities to meet additional haircut or market valuation requirements including $65.5 million of RMBS, of which $29.5 million are Agency RMBS.

6.  Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company.  As of March 31, 2010 and December 31, 2009, the Company had CDOs outstanding of $249.8 million and $266.8 million, respectively.  As of March 31, 2010 and December 31, 2009, the current weighted average interest rate on these CDOs was 0.63% and 0.61%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $259.6 million and $277.0 million at March 31, 2010 and December 31, 2009, respectively.  The Company retained the owner trust certificates, or residual interest, for three securitizations and, as of March 31, 2010 and December 31, 2009, had a net investment in the securitizations trusts after loan loss reserves and including real estate owned of $10.0 million and $10.0 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $172.2 million as of March 31, 2010 and an aggregate notional amount of $182.2 million as of December 31, 2009, which are recorded as derivative assets of the Company.  The interest rate caps are carried at fair value and totaled $0 as of March 31, 2010 and $4,476 as of December 31, 2009, respectively.  The interest rate cap reduces interest rate risk exposure on these transactions.

7.  Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as the subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.

Balance Sheet Data

The components of assets related to the discontinued operation as of March 31, 2010 and December 31, 2009 are as follows (dollar amounts in thousands):

	March 31, 2010	December 31, 2009
Accounts and accrued interest receivable	$18	$18
Mortgage loans held for sale (net)	3,833	3,841
Prepaid and other assets	365	358
Total assets	$4,216	$4,217

The components of liabilities related to the discontinued operation as of March 31, 2010 and December 31, 2009 are as follows (dollar amounts in thousands):

	March 31, 2010	December 31, 2009
Due to loan purchasers	$342	$342
Accounts payable and accrued expenses	1,098	1,436
Total liabilities	$1,440	$1,778

Statements of Operations Data

The statements of operations of the discontinued operation for the three months ended March 31, 2010 and 2009 are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues	$360	$290
Expenses	49	135
Income from discontinued operation-net of tax	$311	$155

8.  Commitments and Contingencies

Loans Sold to Investors - For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business, however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or early payment defaults.  The Company did not repurchase any loans during the three months ended March 31, 2010.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of March 31, 2010, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit and against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2010, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases - The Company leases its corporate office and equipment under short-term lease agreements expiring at various dates through 2013.  All such leases are accounted for as operating leases.  Total lease expense for property and equipment amounted to $49,010 for the three months ended March 31, 2010.

Letters of Credit – The Company maintains a letter of credit in the amount of $0.1 million in lieu of a cash security deposit for its current corporate headquarters, located at 52 Vanderbilt Avenue in New York City, for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary.  This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

9.  Concentrations of Credit Risk

At March 31, 2010 and December 31, 2009, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts as follows:

	March 31, 2010	December 31, 2009
New York	37.3%	38.9%
Massachusetts	25.2%	24.3%
New Jersey	9.0%	8.5%
Florida	5.8%	5.7%

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

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of March 31, 2010, was based on management’s valuation determined by using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. If a reliable market for these assets develops in the future, management will consider quoted prices provided by dealers who make markets in similar financial instruments in determining the fair value of the CLO notes. The CLO notes are classified as Level 3 fair values.

c. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Recurring Basis at March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency RMBS	$—	$109,881	$—	$109,881
Non-Agency RMBS	—	35,933	—	35,933
CLO	—	—	21,632	21,632
Total	$—	$145,814	$21,632	$167,446

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$2,317	$—	$2,317
Total	$—	$2,317	$—	$2,317

	Assets Measured at Fair Value on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency RMBS	$—	$116,226	$—	$116,226
Non-Agency RMBS	—	42,866	—	42,866
CLO	—	—	17,599	17,599
Derivative assets (interest rate caps)	—	4	—	4
Total	$—	$159,096	$17,599	$176,695

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$2,511	$—	$2,511
Total	$—	$2,511	$—	$2,511

The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2010 and 2009, respectively (amounts in thousands):

Investment securities available for sale
	March 31,
	2010	2009
Balance at beginning of period	$17,599	$—
Total gains (realized/unrealized)
Included in earnings (1)	458	—
Included in other comprehensive income/(loss)	3,575	—
Purchases	—	8,998
Balance at the end of period	$21,632	$8,998

 (1) - Amounts included in interest income-investment securities and loans held in securitizations trusts.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of each reporting date, which may include periods of market dislocation, during which time price transparency may be reduced.  This condition could cause certain of the Company’s financial instruments to be reclassified from Level 2 to Level 3 in future periods.

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009 on the condensed consolidated balance sheet (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (Net)	$—	$—	$3,833	$3,833
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	6,704	6,704
Real estate owned held in securitization trusts	—	—	763	763

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net)	$—	$—	$3,841	$3,841
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	7,090	7,090
Real estate owned held in securitization trusts	—	—	546	546

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2010 and March 31, 2009 on the condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Mortgage loans held for sale (net)	$—	$103
Mortgage loans held in securitization trusts (net) – impaired loans	2	629

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$22,753	$22,753	$24,522	$24,522
Restricted cash	3,049	3,049	3,049	3,049
Investment securities – available for sale	167,446	167,446	176,691	176,691
Mortgage loans held in securitization trusts (net)	259,073	231,997	276,176	253,833
Derivative assets	—	—	4	4
Assets related to discontinued operation-mortgage loans held for sale (net)	3,833	3,833	3,841	3,841

Financial Liabilities:
Financing arrangements, portfolio investments	$75,799	$75,799	$85,106	$85,106
Collateralized debt obligations	249,816	210,634	266,754	211,032
Derivative liabilities	2,317	2,317	2,511	2,511
Subordinated debentures (net)	44,953	29,563	44,892	26,563
Convertible preferred debentures (net)	19,888	19,720	19,851	19,363

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

11.   Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,419,094 and 9,415,094 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 and December 31, 2009, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) authorized.  As of March 31, 2010 and December 31, 2009, the Company had issued and outstanding 1,000,000 shares, of Series A Preferred Stock.  Of the common stock authorized at March 31, 2010, 4,111 shares were reserved for issuance as Restricted Stock awards to employees, officers and directors pursuant to the 2005 Stock Incentive Plan.

The following table presents cash dividends declared by the Company on its common stock from January 1, 2009 through March 31, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	$0.25
Fourth Quarter 2009	December 21,2009	January 7, 2010	January 26, 2010	0.25
Third Quarter 2009	September 29, 2009	October 13, 2009	October 26, 2009	0.25
Second Quarter 2009	June 15, 2009	June 26, 2009	July 27, 2009	0.23
First Quarter 2009	March 25, 2009	April 6, 2009	April 27, 2009	0.18

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2009 through March 31, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2010	March 16, 2010	March 31, 2010	April 30, 2010	$0.63
Fourth Quarter 2009	December 21, 2009	December 31, 2009	January 29, 2010	0.63
Third Quarter 2009	September 29 , 2009	September 30, 2009	October 30, 2009	0.63
Second Quarter 2009	June 15, 2009	June 30, 2009	July 30, 2009	0.58
First Quarter 2009	March 25, 2009	March 31, 2009	April 30, 2009	0.50

The Company calculates basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average shares of common stock outstanding for that period.  Diluted net income (loss) per share takes into account the effect of our convertible preferred stock and uses the conversion price in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss) – Basic	$2,668	$2,054
Net income (loss) from continuing operations	2,357	1,899
Net income from discontinued operations (net of tax)	311	155
Effect of dilutive instruments:
Convertible preferred debentures	662	537
Net income (loss) – Dilutive	3,330	2,591
Net income (loss) from continuing operations	3,019	2,436
Net income from discontinued operations (net of tax)	$311	$155
Denominator:
Weighted average basis shares outstanding	9,418	9,320
Effect of dilutive instruments:
Convertible preferred debentures	2,500	2,500
Weighted average dilutive shares outstanding	11,918	11,820
EPS:
Basic EPS	$0.28	$0.22
Basic EPS from continuing operations	0.25	0.20
Basic EPS from discontinued operations (net of tax)	0.03	0.02
Dilutive EPS	$0.28	$0.22
Dilutive EPS from continuing operations	0.25	0.21
Basic EPS from discontinued operations (net of tax)	0.03	0.01

12.  Convertible Preferred Debentures (net)

As of March 31, 2010, there were 1.0 million shares of our Series A Preferred Stock outstanding with an aggregate redemption value of $20.0 million and a current dividend payment rate of 12.5%.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at $20.00 per share plus any accrued and unpaid dividends.  Because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet, and accordingly, the corresponding dividend as an interest expense.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share.  The Company declared a first quarter 2010 common stock dividend of $0.25, resulting in a dividend rate of 12.5% (per annum) for the Series A Preferred Stock in the 2010 first quarter.  The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

13.  Related Party Transactions

On January 18, 2008, the Company entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS is responsible for implementing and managing the Company’s investments in alternative real estate-related and financial assets, which is referred to in this report as the “alternative investment strategy.” The Company entered into the advisory agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of it affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc. Pursuant to Schedule 13D’s filed with the SEC, as of December 31, 2009, HCS and JMP Group Inc. beneficially owned approximately 16.7% and 12.1%, respectively, of the Company’s common stock, and 100%, collectively, of it Series A Preferred Stock.

Pursuant to the advisory agreement, HCS is responsible for managing investments made by HC and NYMF (other than certain RMBS that are held in these entities for regulatory compliance purposes) as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf by HCS. The Company refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.” The Company expects that, from time to time in the future, certain of its alternative investments will take the form of a co-investment alongside or in conjunction with JMP Group Inc. or certain of its affiliates. In accordance with investment guidelines adopted by the Company’s Board of Directors, any subsequent alternative investments by the Managed Subsidiaries must be approved by the Board of Directors and must adhere to investment guidelines adopted by the Board of Directors. The advisory agreement provides that HCS will be paid a base advisory fee that is a percentage of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries, which may include the net asset value of assets held by the Managed Subsidiaries as of any fiscal quarter end, and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles. For the three months ended March 31, 2010 and 2009, HCS earned a base advisory fee of approximately $0.2 million and $0.2 million, respectively.   In addition, for the three months ended March 31, 2010 HCS earned an incentive fee of approximately $0.3 million.  There was no incentive fee earned in the three months ended March 31, 2009. As of March 31, 2010, HCS was managing approximately $44.8 million of assets on the Company’s behalf.

14.  Income Taxes

At March 31, 2010, the Company had approximately $60.2 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. In connection with a prior transaction, the Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. At this time, based on management’s initial assessment of the limitations, management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.  The Company continues to maintain a reserve for 100% of the deferred tax benefits.

15.  Stock Incentive Plan

            Pursuant to the 2005 Stock Incentive Plan (the "Plan"), eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock under the Plan. The maximum number of restricted stock awards that may be granted under the Plan is 103,111.

The Company awarded 99,000 shares of restricted stock under the Plan on July 13, 2009, of which 34,335 shares have fully vested and were non-forfeitable on the date of grant.  As of March 31, 2010, 4,111 shares remain available for issuance under the Plan. During the three months ended March 31, 2010, the Company recognized non-cash compensation expense of $47,540.  Dividends are paid on all restricted stock issued, whether those shares are vested or not. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the status of the Company's non-vested restricted stock as of March 31, 2010 and changes during the three months then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2010	60,665	$5.28
Granted	4,000	7.50
Forfeited	—	—
Vested	—	—
Non-vested shares as of March 31, 2010	64,665	$5.42
Weighted-average fair value of restricted stock granted during the period	4,000	$7.50

There was no outstanding non-vested restricted stock during the three months ended March 31, 2009.

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

It is important to note that the description of our business, in general, and our investment in real estate-related and financial assets, in particular, is a statement about our operations as of a specific point in time and is not meant to be construed as an investment policy.  The types of assets we hold, the amount of leverage we use, the liabilities we incur and the other characteristics of our assets and liabilities disclosed in this report as of a specified period of time are subject to re-evaluation and change without notice.

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

•	our ability to successfully diversify our investment portfolio and identify suitable assets to invest in;

•	market changes in the terms and availability of repurchase agreements used to finance our investment portfolio activities;

•	reduced demand for our securities in the mortgage securitization and secondary markets;

•	interest rate mismatches between our interest-earning assets and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	increased rates of default and/or decreased recovery rates on our assets;

•	changes in the financial markets and economy generally;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	potential impacts of our leveraging policies on our net income and cash available for distribution;

•	our board’s ability to change our operating policies and strategies without notice to you or stockholder approval;
•	our ability to manage, minimize or eliminate liabilities stemming from our discontinued operations; and
•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, and the various other factors identified in any other documents filed by us with the SEC.

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

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily (i) residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”), for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” (ii) RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans (“non-Agency RMBS”), and (iii) prime credit quality residential adjustable-rate mortgage (“ARM”) loans held in securitization trusts, or prime ARM loans. The remainder of our investment portfolio at March 31, 2010 is comprised of notes issued by a collateralized loan obligation (“CLO”). We also may opportunistically acquire and manage various other types of real estate-related and financial assets, including, among other things, certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans and other similar investments and, subject to maintaining our qualification as a REIT, debt or equity securities that may or may not be related to real estate. These assets, together with non-Agency RMBS and CLOs, typically present greater credit risk and less interest rate risk than our investments in Agency RMBS and prime ARM loans, and may also permit us to potentially utilize all or part of a significant net operating loss carry-forward held by Hypotheca Capital, LLC (“HC”), our wholly-owned subsidiary and former mortgage lending business.

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

Prior to 2009, our investment portfolio was primarily comprised of Agency RMBS, prime ARM loans held in securitization trusts and certain non-agency RMBS rated in the highest rating category by two rating agencies. Beginning in the first quarter of 2009, we commenced a repositioning of our investment portfolio to transition the portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, which primarily involve interest rate risk, to a more diversified portfolio that includes elements of credit risk with reduced leverage. The repositioning included a reduction in the Agency RMBS held in our portfolio through the disposition of Agency ARM RMBS and GSE-issued collateralized mortgage obligation floating rate securities, or “Agency CMO floaters”, a net increase in our non-Agency RMBS position and our opportunistic purchase in March 2009 of discounted notes issued by a CLO.

Pursuant to an advisory agreement between Harvest Capital Strategies LLC (“HCS”) and us, certain of our assets are managed by HCS.  See Note 13 to our condensed consolidated financial statements.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a result, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.

Recent Events

Current Market Conditions and Commentary

General.  In recent years, the residential housing, mortgage, credit and financial markets in the United States have experienced a variety of difficulties and changed economic conditions, including increased rates of loan defaults, significant credit losses and decreased liquidity. These conditions, together with numerous other contributing factors, caused the value of many real estate-related and financial assets to become volatile and reduced available financing for many of these assets.  In response to these conditions and the recent credit and financial market crisis, the U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation (FDIC) and other governmental and regulatory bodies have taken, and in some cases, are considering taking other actions, in an effort to stabilize the housing, credit and financial markets and stimulate the economy.  These actions include, among other things, the conservatorship of, and other programs involving, Fannie Mae and Freddie Mac, the Emergency Economic Stabilization Act of 2008 (EESA), the Troubled-Asset Relief Program (TARP), the Capital Purchase Program (CPP), the Term Asset-Backed Securities Loan Facility (TALF), the American Recovery and Reinvestment Act of 2009 (ARRA), the Homeowner Affordability and Stability Plan (HASP) and the Homeowner Affordable Modification Program (HAMP). Although the impact from many of these actions remains uncertain, certain sectors have reported signs of stabilizing recently, including the Agency RMBS market.

Recent Developments at Fannie Mae and Freddie Mac.  Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, the recent turmoil in the residential mortgage sector severely weakened the financial condition of Fannie Mae and Freddie Mac, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship beginning in 2008.  We expect that the U.S. Government’s conservatorship of Fannie Mae and Freddie Mac will allow these institutions to continue to issue Agency RMBS. However, no assurance can be given that the conservatorship of Fannie Mae and Freddie Mac will continue to have a positive effect on the supply of Agency RMBS.  Moreover, in June 2009, as part of the Obama administration’s far-reaching financial industry recovery proposal, the U.S. Treasury announced that it and the Department of Housing and Urban Development, in consultation with other government agencies, plan to engage in a wide-ranging initiative to develop recommendations on the future of Fannie Mae and Freddie Mac, and the Federal Home Loan Bank system.  The scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. New and recently enacted laws, regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations.  A brief summary of the most recent material developments involving Fannie Mae and Freddie Mac is set forth below:

•
In December 2009, the U.S. Treasury loosened its portfolio reduction requirements for Fannie Mae and Freddie Mac by allowing the portfolio reduction requirements to be applied to the maximum allowable size of the portfolios, rather than the actual size of the portfolios. The change to Fannie Mae’s and Freddie Mac’s portfolio reduction requirements could extend the time period by which these entities sell portions of their Agency RMBS portfolios in the market, which, in turn, could cause the supply of Agency RMBS to be smaller than we originally anticipated.

•
The Federal Reserve’s Agency RMBS purchase program, which provided for purchases of up to $1.25 trillion of Agency RMBS, was completed on March 31, 2010.  We are unable to predict whether or when the US Treasury or the Federal Reserve will make further interventions in the Agency RMBS markets, or what impact, if any, such actions could have on the RMBS markets or our business.

•
Fannie Mae and Freddie Mac recently announced that the GSEs will be purchasing delinquent loans from mortgage pools guaranteed by them. Delinquent loans for this program will be those that are 120 days or greater delinquent as of the measurement date. Freddie Mac stated that it will be consummating all of its purchases at once, based on the delinquencies as of February 2010, with payments to securities holders on March 15th and April 15th. On March 1, 2010, Fannie Mae reported that it would buy approximately $127 billion of loans out of guaranteed RMBS pools beginning in March and running through about June of this year. These actions could decrease the net income derived from our Agency RMBS.

Mortgage and other asset values. During 2009, the market value of the Agency RMBS in our portfolio, the majority of which was purchased in 2008 and prior years, was positively impacted by the Federal Reserve’s program to purchase $1.25 trillion of Agency MBS.  This purchase program implemented by the Federal Reserve increased market prices of Agency RMBS during 2009, thereby reducing their market yield.  Because of these higher prices, we have not acquired any Agency RMBS since 2008.  We expect that the conclusion of the Federal Reserve’s Agency RMBS purchase program will cause the market value of Agency RMBS to decline as a result of reduced demand, which among other things, could cause the market value of the Agency RMBS in our portfolio to decline.

Market demand for non-Agency RMBS has steadily increased since early 2009 due to increased demand and the reduced market yields for Agency RMBS.  Accordingly, while non-Agency RMBS remain available at a discount, such discounts have narrowed relative to discounts available in early 2009 and late 2008 and may continue to narrow in the future, reducing the market yields on these assets.  Nevertheless, we believe that despite higher market prices and lower yields, that risk-adjusted returns on non-Agency RMBS continue to represent attractive investment opportunities.

We expect market values for certain other real estate-related and financial assets, such as our CLOs, to improve as the economic outlook in the U.S. and abroad improves.

Credit Quality.  The deterioration of the U.S. housing market as well as the recent economic downturn have caused U.S. residential mortgage delinquency rates to remain at high levels for various types of mortgage loans. Recent months have seen some stabilization or improvement of certain measures of credit quality, although this stabilization and/or improvement may ultimately prove to be temporary.

The U.S. Government has initiated and encouraged programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and defaults. In March 2010 the Obama administration announced that it would allocate $14 billion of TARP funds to enhance the HAMP program. The funds will be available for use in reducing principal amounts and payments owing on mortgages of unemployed homeowners who are at risk of foreclosure. Homeowner assistance programs such as HAMP, as well as future legislative or regulatory actions, may affect the value of, and the returns on, our RMBS portfolio. To the extent that these programs are successful and fewer borrowers default on their mortgage obligations, the actual default rates realized on our non-Agency RMBS may be less than the default assumptions made by us at the purchase of such non-Agency RMBS, which, in turn, could cause the realized yields on our non-Agency RMBS portfolio to be higher than previously expected. Conversely, any forced reductions in principal that emanate from such programs could cause a reduction in the market value of RMBS, particularly non-Agency RMBS.

Financing markets and liquidity. The actions of the Federal Reserve and the U.S. Treasury, starting in 2008, appear to have stabilized the financing and liquidity environment for Agency RMBS. The liquidity facilities created by the Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25% have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing for Agency RMBS. The 30-day LIBOR, which was 0.27% as of April 28, 2010, has remained relatively unchanged since December 31, 2009.  On April 28, 2010, the Federal Reserve re-acknowledged its plan to hold the Fed Funds Rate near zero percent “for an extended period.” While we expect interest rates to rise over the longer term, given the recent statements of the Federal Reserve, we believe that interest rates, and thus our financing costs, are likely to remain at these historically low levels until such time as the economic data begin to confirm a sustainable improvement in the overall economy.

While the financing and liquidity environment for Agency RMBS has stabilized, available leverage for non-Agency RMBS and other financial assets has remained scarce since early 2008.  More recently though, some investment banks have, to a limited extent, begun making term financing available for non-Agency RMBS.  As of the date of this report, our investment in non-Agency RMBS and a CLO remained unlevered; however, should the prospects for stable, reliable and favorable repurchase agreement financing for non-Agency RMBS develop in the future, we would expect to increase our repurchase agreement borrowings collateralized by non-Agency RMBS.

In addition to an improved financing environment for Agency RMBS, the collateral requirements of our repurchase agreement lenders also improved throughout 2009 and again in the first quarter of 2010, with the average “haircut” related to our repurchase agreement financing declining to approximately 5.7% at March 31, 2010.

Prepayment rates.  As a result of various government initiatives, including HASP, HAMP and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages have remained near the historical lows that occurred during 2009. The constant prepayment rate (“CPR”) on our overall mortgage portfolio for the first quarter of 2010 remained relatively unchanged from our CPR for the fourth quarter of 2009. While the CPR on our overall mortgage portfolio was relatively unchanged during this period, we experienced a decline in the CPR on the RMBS in our portfolio (to 14.9%) and an increase in the CPR on our mortgage loans held in securitization trusts (to 20.9%). We expect speeds to be higher in the second quarter of 2010 on our portfolio of RMBS due to the announced delinquent loan buyback program from Fannie Mae and Freddie Mac.  We do not expect these buyback programs to have a material impact on our business or results of operations.

Presentation Format

In connection with the sale of substantially all of our wholesale and retail mortgage lending platform assets during the first quarter of 2007, we classified certain assets and liabilities related to our mortgage lending segment as a discontinued operation in accordance with the provisions of FASB ASC 205-20 Presentation of Financial Statements Discontinued Operations.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Our continuing operations are primarily comprised of what we formerly referred to as our portfolio management operations.  In addition, certain assets such as the deferred tax asset, and certain liabilities, such as subordinated debt, have become part of the continuing operations of NYMT and accordingly, we have not classified such assets or liabilities as a discontinued operation in accordance with the provisions of FASB ASC 205-20.

Significance of Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 and “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein.  There have been no significant changes to those policies during 2010.

Summary of Operations

Net Interest Spread. For the three months ended March 31, 2010, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS, CLO and mortgage loans held in securitization trusts.  The net interest spread on our investment portfolio was 425 basis points for the quarter ended March 31, 2010, as compared to 433 basis points for the quarter ended December 31, 2009, and 252 basis points for the quarter ended March 31, 2009.

Financing. During the quarter ended March 31, 2010, we continued to employ a balanced and diverse funding mix to finance our assets.  At March 31, 2010, our Agency RMBS portfolio was funded with approximately $75.8 million of repurchase agreement borrowing, which represents approximately 19.0% of our total liabilities, at a weighted average interest rate of 0.28%.  The Company’s average haircut on its repurchase borrowings was approximately 5.7% at March 31, 2010. As of March 31, 2010, the loans held in securitization trusts were permanently financed with approximately $249.8 million of CDOs, which represents approximately 62.6% of our total liabilities, at an average interest rate of 0.63%.  The Company has a net equity investment of $10.0 million in the securitization trusts as of March 31, 2010.

At March 31, 2010 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.2 to 1. We have continued to utilize significantly less leverage than our targeted overall leverage of 4 to 5 times due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio that includes elements of credit risk with reduced leverage. Because financing for some of these assets that introduce credit risk remains unfavorable, to date, we have used cash from operating activities to finance assets other than Agency RMBS and prime ARM loans.

Prepayment Experience. The constant prepayment rate (“CPR”) on our overall mortgage portfolio averaged approximately 18.6% during the three months ended March 31, 2010, as compared to 18.1% for the three months ended December 31, 2009.  CPRs on our purchased portfolio of RMBS averaged approximately 14.9% for the three months ended March 31, 2010, as compared to 19.9% for the three months ended December 31, 2009.  The CPRs on our mortgage loans held in securitization trusts averaged approximately 20.9% during the three months ended March 31, 2010, as compared to 16.8% for the three months ended December 31, 2009.  When prepayment expectations over the remaining life of assets increase, we amortize premiums over a shorter time period, which results in a reduced yield to maturity on our investment assets.  Conversely, if prepayment expectations decrease, the premium is amortized over a longer period resulting in a higher yield to maturity.  We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

 Financial Condition

As of March 31, 2010, we had approximately $463.9 million of total assets, as compared to approximately $488.8 million of total assets as of December 31, 2009.

 Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - The following tables set forth the credit characteristics of our investment securities portfolio as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

March 31, 2010	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency RMBS	FNMA	$104,657	$109,881	65.6%	5.13%	2.48%
Non-Agency RMBS	AAA/Aaa	2,048	1,602	1.0%	4.95%	11.23%
	AA/Aa	442	285	0.2%	6.25%	16.25%
	BB/Ba	11,084	8,913	5.3%	1.42%	20.20%
	B/B	4,258	3,095	1.8%	1.40%	9.52%
	CCC or Below	31,890	22,038	13.2%	5.13%	8.84%
CLO	BBB/Baa	10,400	6,188	3.7%	1.35%	13.19%
	BB/Ba	15,300	7,344	4.4%	2.65%	18.48%
	CCC or Below	20,250	8,100	4.8%	5.25%	25.88%
Total/Weighted average		$200,329	$167,446	100.0%	4.47%	6.72%

December 31, 2009	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency RMBS	FNMA	$110,324	$116,226	65.8%	5.14%	2.37%
Non-Agency RMBS	AAA/Aaa	2,195	1,717	1.0%	4.97%	11.26%
	AA/Aa	1,270	886	0.5%	5.18%	15.03%
	A/A	364	321	0.2%	4.43%	4.92%
	BB/Ba	13,384	11,336	6.3%	1.65%	12.79%
	B/B	11,743	8,812	5.0%	4.03%	9.57%
	CCC/Caa or Below	28,028	19,794	11.2%	5.13%	7.49%
CLO	BBB/Baa	10,400	5,408	3.1%	1.37%	15.20%
	BB/Ba	15,300	5,508	3.1%	2.67%	23.45%
	B/B	20,250	6,683	3.8%	5.27%	30.22%
Total/Weighted average		$213,258	$176,691	100%	4.51%	6.23%

Performance characteristics of non-Agency RMBS - The following tables detail performance characteristics of our non-Agency RMBS portfolio as of March 31, 2010 and December 31, 2009 (dollar amounts in thousands):

March 31, 2010
	Acquired after 2008	Acquired prior to 2009
Current Par Value	$33,175	$16,547
Collateral Type
Fixed Rate	$3,516	$15,938
Arms	$29,659	$609
Weighted average Purchase Price	60.14%	91.71%
Weighted average Credit Support	8.23%	4.03%
Weighted average 60++ Delinquencies (including 60+, REO and Foreclosure)	23.41%	8.15%
Weighted average 3 month Constant Prepayment Rate	14.61%	15.89%
Weighted average 3 month Voluntary Prepayment Rate	7.61%	14.90%

December 31, 2009

	Acquired after 2008	Acquired prior to 2009
Current Par Value	$38,682	$18,302
Collateral Type
Fixed Rate	$3,738	$17,693
Arms	$34,944	$609
Weighted average Purchase Price	60.51%	92.05%
Weighted average Credit Support	8.76%	4.06%
Weighted average 60++ Delinquencies (including 60+, REO and Foreclosure)	20.61%	3.66%
Weighted average 3 month Constant Prepayment Rate	16.24%	17.46%
Weighted average 3 month Voluntary Prepayment Rate	9.78%	15.84%

Detailed composition of loans securitizing our collateralized loan obligations – The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance, industry and Moody’s Investor Services, Inc’s (“Moody’s”) rating category as of March 31, 2010 and December 31, 2009, respectively (dollar amounts in thousands):

	As of March 31, 2010			As of December 31, 2009
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal
$0 - $500	8	12/2011 - 03/2017	$3,551	7	03/2014 - 03/2017	$$3,471
01 - $2,000	21	12/2012 - 03/2017	29,553	18	12/2011 - 12/2015	24,722
$2,001 - $5,000	61	05/2011 - 04/2016	219,332	55	5/2011 - 2/2016	198,895
$5,001 - $10,000	26	08/2011 - 02/2015	185,940	28	11/2010 - 10/2014	202,080
+$10,001	3	12/2009 - 10/2012	33,350	3	12/2009 - 10/2012	32,292
Total	119		$471,726	111		$$461,460

March 31, 2010

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
		(amounts in thousands)
Healthcare, Education & Childcare	13	$52,739	11.2%
Personal, Food & Misc Services	7	43,108	9.1%
Electronics	8	30,413	6.4%
Beverage, Food & Tobacco	7	28,973	6.1%
Printing & Publishing	5	24,251	5.1%
Hotels, Motels, Inns and Gaming	5	23,010	4.9%
Telecommunications	8	22,887	4.9%
Retail Store	6	21,675	4.6%
Personal & Non-Durable Consumer Products	5	20,368	4.3%
Chemicals, Plastics and Rubber	6	20,204	4.3%
Aerospace & Defense	6	20,054	4.3%
Utilities	5	15,633	3.3%
Broadcasting & Entertainment	3	14,631	3.1%
Insurance	2	14,502	3.1%
Cargo Transport	2	13,802	2.9%
Diversified/Conglomerate Service	2	13,615	2.9%
Finance	4	13,155	2.8%
Leisure, Amusement, Motion Pictures & Entertainment	4	12,497	2.6%
Ecological	4	11,716	2.5%
Farming & Agriculture	1	9,675	2.1%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	2	8,774	1.9%
Oil and Gas	1	7,119	1.5%
Personal Transportation	2	6,373	1.4%
Diversified/Conglomerate Mfg	2	6,199	1.3%
Other	9	16,353	3.5%
Total	119	$471,726	100.0%

December 31, 2009

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
		(amounts in thousands)
Healthcare, Education & Childcare	14	$57,190	12.4%
Diversified/Conglomerate Service	6	42,348	9.2%
Personal, Food & Misc Services	6	38,638	8.4%
Electronics	7	26,532	5.7%
Printing & Publishing	4	23,990	5.2%
Telecommunications	6	23,098	5.0%
Insurance / Finance	5	22,915	5.0%
Utilities / Oil & Gas	6	21,782	4.7%
Personal & Non-Durable Consumer Products	6	21,298	4.6%
Retail Store	6	21,211	4.6%
Aerospace & Defense	6	20,462	4.4%
Cargo Transport / Personal Transportation	3	19,499	4.2%
Chemicals, Plastics and Rubber	6	18,532	4.0%
Hotels, Motels, Inns and Gaming	4	18,183	3.9%
Broadcasting & Entertainment	3	16,496	3.6%
Beverage, Food & Tobacco	6	15,880	3.4%
Leisure, Amusement, Motion Pictures & Entertainment	4	11,146	2.4%
Other	13	42,260	9.3%
Total	111	$461,460	100.0%

	As of March 31, 2010			As of December 31, 2009
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	3	$11,924	2.5%	2	$6,955	1.5%
Ba1	8	22,601	4.8%	9	28,242	6.1%
Ba2	11	37,700	8.0%	9	26,418	5.7%
Ba3	17	52,298	11.1%	15	44,374	9.6%
B1	22	57,237	12.1%	17	51,355	11.1%
B2	28	107,165	22.7%	28	106,325	23.0%
B3	18	101,619	21.5%	21	137,531	29.8%
Caa1	5	24,459	5.2%	5	23,850	5.2%
Caa2	5	45,712	9.7%	3	26,311	5.7%
Caa3	1	385	0.1%	1	540	0.1%
Ca	1	10,626	2.3%	—	—	—
D	—	—	—	1	9,559	2.2%
Total	119	$471,726	100.0%	111	$461,460	100.0%

Mortgage Loans Held in Securitization Trusts (net) - Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized.  Since our formation, we have completed four securitizations; three of which were classified as financings and one of which, New York Mortgage Trust 2006-1, qualified as a sale and resulted in the recording of residual assets and mortgage servicing rights. During the quarter ended September 30, 2009, we sold all of the residual assets related to the 2006-1 securitization.

The following table details mortgage loans held in securitization trusts at March 31, 2010 (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value	Yield
March 31, 2010	620	$259,594	4.58%	$259,073	5.40%
December 31, 2009	647	$277,007	5.19%	$276,176	5.40%

At March 31, 2010, mortgage loans held in securitization trusts totaled approximately $259.1 million, or 55.9% of our total assets.  Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 80.0% of which are ARM loans that are interest only.  On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which we believe mitigates the “payment shock” at the time of interest rate reset.  None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts as of March 31, 2010 (dollar amounts in thousands):

Loans Held in Securitization Trusts:
	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$448	$2,950	$48
Current Coupon Rate	4.87%	7.25%	1.38%
Gross Margin	2.37%	5.00%	1.13%
Lifetime Cap	11.26%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	301	309	268
Average Months to Reset	4	16	1
Original Average FICO Score	731	820	593
Original Average LTV	70.35	95.00	13.94

Index / Reset Characteristics:
	Index Type	Weighted Average Gross Margin (%)
General Loan Characteristics:
One Month Libor	2.3%	1.69%
Six Month Libor	72.0%	2.41%
One Year Libor	17.3%	2.26%
One Year CMT	8.4%	2.66%
Total / Weighted Average	100.0%	2.39%

The following table details loan summary information for loans held in securitization trusts at March 31, 2010 (dollar amounts in thousands).

Description			Interest Rate %			Final Maturity
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Periodic Payment Terms (months)	Prior Liens	Original Amount of Principal	Current Amount of Principal	Principal Amount of Loans Subject to Delinquent Principal or Interest
Single	<= $100	11	5.88	2.63	4.49	12/01/34	11/01/35	360	NA	1,724	$752	$-
Family	<=$250	70	7.25	2.88	4.97	09/01/32	12/01/35	360	NA	14,355	12,438	775
	<=$500	120	7.13	2.63	4.82	10/01/32	01/01/36	360	NA	45,321	42,223	6,262
	<=$1,000	45	6.00	1.50	4.61	08/01/33	12/01/35	360	NA	35,582	33,704	2,655
	>$1,000	24	6.25	2.63	5.52	01/01/35	01/01/36	360	NA	42,607	42,019	6,246
	Summary	270	7.25	1.50	4.87	09/01/32	01/01/36	360	NA	139,589	$131,136	$15,938
2-4	<= $100	1	6.63	6.63	6.63	02/01/35	02/01/35	360	NA	80	$75	$76
FAMILY	<=$250	6	6.75	2.63	4.81	12/01/34	07/01/35	360	NA	1,115	991	192
	<=$500	16	7.25	2.13	4.70	09/01/34	01/01/36	360	NA	5,854	5,585	254
	<=$1,000	1	5.38	5.38	5.38	04/01/35	04/01/35	360	NA	540	540	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	24	7.25	2.13	4.84	09/01/34	01/01/36	360	NA	7,589	$7,191	$522
Condo	<= $100	16	6.38	2.88	4.17	01/01/35	12/01/35	360	NA	2,707	$1,016	$-
	<=$250	80	6.50	2.63	4.97	08/01/32	01/01/36	360	NA	15,461	14,285	767
	<=$500	73	6.88	1.50	4.63	09/01/32	12/01/35	360	NA	25,290	24,131	662
	<=$1,000	24	6.13	1.63	4.58	08/01/33	10/01/35	360	NA	17,233	16,341	546
	>$1,000	10	6.13	2.75	5.18	01/01/35	09/01/35	360	NA	14,914	14,705	-
	Summary	203	6.88	1.50	4.75	08/01/32	01/01/36	360	NA	75,605	$70,478	$1,975
CO-OP	<= $100	5	5.88	3.00	4.63	10/01/34	12/01/35	360	NA	1,475	$319	$-
	<=$250	21	6.13	2.75	4.63	10/01/34	12/01/35	360	NA	4,480	3,777	212
	<=$500	29	6.38	1.38	4.63	08/01/34	12/01/35	360	NA	11,574	10,518	-
	<=$1,000	15	5.63	2.63	4.76	12/01/34	11/01/35	360	NA	10,759	10,535	-
	>$1,000	5	6.00	2.25	4.38	11/01/34	12/01/35	360	NA	7,544	6,973	-
	Summary	75	6.38	1.38	4.80	08/01/34	12/01/35	360	NA	35,832	$32,122	$212
PUD	<= $100	1	5.63	5.63	5.63	07/01/35	07/01/35	360	NA	100	$93	$-
	<=$250	19	6.50	2.75	4.79	01/01/35	12/01/35	360	NA	3,783	3,620	183
	<=$500	19	6.88	2.63	4.49	08/01/32	12/01/35	360	NA	6,868	6,531	455
	<=$1,000	5	5.88	3.40	4.83	05/01/34	12/01/35	360	NA	3,432	3,261	598
	>$1,000	4	6.13	2.88	4.52	04/01/34	12/01/35	360	NA	5,233	5,162	-
	Summary	48	6.88	2.63	4.67	08/01/32	01/01/36	360	NA	19,416	$18,667	$1,236
Summary	<= $100	34	6.63	2.63	4.46	10/01/34	12/01/35	360	NA	6,086	$2,255	$76
	<=$250	196	7.25	2.63	4.91	08/01/32	01/01/36	360	NA	39,194	35,111	2,129
	<=$500	257	7.25	1.38	4.82	08/01/32	01/01/36	360	NA	94,907	88,988	7,633
	<=$1,000	90	6.13	1.50	4.65	08/01/33	12/01/35	360	NA	67,546	64,381	3,799
	>$1,000	43	6.25	2.25	5.21	04/01/34	01/01/36	360	NA	70,298	68,859	6,246
Grand Total		620	7.25	1.38	4.81	08/01/32	01/01/36	360	NA	278,031	$259,594	$19,883

The following table details activity for loans held in securitization trusts for the three months ended March 31, 2010.

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2010	$277,007	$1,750	$(2,581)	$276,176
Additions	—	—	—	—
Principal repayments	(16,957)	—	—	(16,957)
Provision for loan losses	—	—	27	27
Transfer to real estate owned	(456)	—	172	(284)
Charge-offs	—	—	219	219
Amortization for premium	—	(108)	—	(108)
Balance, March 31, 2010	$259,594	$1,642	$(2,163)	$259,073

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $22.8 million.

Restricted Cash - Restricted cash of $3.0 million at March 31, 2010 includes $2.9 million held by counterparties as collateral for hedging instruments and $0.1 million as collateral for a letter of credit related to the Company’s lease of its corporate headquarters.

Accounts and accrued interest receivable - Accounts and accrued interest receivable includes accrued interest receivable for the investment securities and mortgage loans held in securitization trusts.

Prepaid and other assets - Prepaid and other assets totaled $2.7 million as of March 31, 2010, and consist mainly of $0.8 million of real estate owned (“REO”) in securitization trusts, $0.5 million of capitalization expenses related to equity and bond issuance cost, $0.8 million related to escrow advances and $0.2 million of capitalized servicing costs.

Assets Related to Discontinued Operation – Included in assets related to discontinue operation are mortgage loans that we have originated but do not intend to hold for investment and are classified as mortgage loans held for sale.  We had mortgage loans held for sale (net) of $3.8 million at March 31, 2010.

 Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of March 31, 2010 there were approximately $75.8 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less.  As of March 31, 2010, the current weighted average borrowing rate on these financing facilities was 0.28%.

Collateralized Debt Obligations - As of March 31, 2010, we have CDOs outstanding of approximately $249.8 million with a weighted average interest rate of 0.63%. The CDOs permanently finance our loans held in securitization trusts.

Subordinated Debentures - As of March 31, 2010, we have trust preferred securities outstanding of $45.0 million that bear an average interest rate of 5.95%.   The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment, and mature in 2035.  These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheet.

Convertible Preferred Debentures - At March 31, 2010, we had $19.9 million of convertible preferred debentures outstanding, net of $0.1 million of deferred debt issuance cost. We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any quarterly common stock dividends exceed $0.20 per share. The current dividend rate is 12.5% based on the 2010 first quarter common stock dividend of $0.25.  The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock. Any shares of Series A Preferred Stock that remain outstanding on December 31, 2010 must be redeemed in exchange for the liquidation amount, which is $20.0 million plus all accrued and unpaid dividends. Because of this mandatory redemption feature, we classify these securities as a liability on our balance sheet.

Derivative Assets and Liabilities - We generally hedge only the risk related to changes in the benchmark interest rates used in the variable rate index, usually a London Interbank Offered Rate (“LIBOR”) or a U.S. Treasury rate.

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

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We minimize this risk by limiting our counterparties to major financial institutions with good credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties, but cannot guaranty we do not have counterparty failures.

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

At March 31, 2010, the Company had $101.7 million notional in interest rate swaps outstanding with a fair market value of $2.3 million loss. In addition, the Company had $172.2 million notional in outstanding interest rate caps with a fair market value of $0.  Both the interest rate swaps and interest rate caps qualify as cashflow hedges for purposes of reporting.

 Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2010 was $64.9 million and included $15.9 million of net unrealized gains on available for sale securities and a $2.5 million unrealized loss related to cashflow hedges presented as accumulated other comprehensive income/(loss).

Results of Operations

Overview of Performance

For the three months ended March 31, 2010, we reported net income of $2.7 million as compared to net income of $2.1 million for the same period in 2009. The main components of the change in net income (loss) for the three months ended March 31, 2010 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three months Ended March 31,
	2010	2009	Difference
Net interest income from investment securities and loans held in securitization trusts	$4,829	$5,455	$(626)
Net interest income	3,408	4,094	(686)
Provision for loan losses	(2)	(629)	627
Impairment loss on investment securities	—	(119)	119
Realized gain on securities	807	123	684
Total expenses	1,856	1,570	286
Income from continuing operations	2,357	1,899	458
Income from discontinued operation - net of tax	311	155	156
Net income	$2,668	$2,054	$614
Basic income per common share	$0.28	$0.22	$0.06
Dividends per common share	$0.25	$0.18	$0.07

The increase in net income of $0.6 million for the quarter ended March 31, 2010 as compared to the same period in the previous year was due primarily to an increase of $0.7 million in realized gain on securities and $0.6 million reduction in provision for loan losses, partially offset by a $0.7 million decline in net interest margin on the investment portfolio and on the loans held in securitization trusts.  The realized gains of $0.8 million during the quarter ended March 31, 2010 were related to the sale of certain credit sensitive non-Agency RMBS purchased during 2009, while the reduction in provision for loan losses was primarily a function of the improved performance of certain mortgage loans held in securitization trusts. The decline in net interest margin in the quarter ended March 31, 2010 as compared to the same period in 2009 was primarily a result of a reduction in our average earning assets from $797.2 million for the quarter ended March 31, 2009 to $425.1 million for the quarter ended March 31, 2010, partially offset by a 173 basis point improvement in net interest spread. The decline in average earning assets during this time is a function of our previously disclosed portfolio repositioning, which began in the first quarter of 2009 and focused on transitioning from a portfolio almost exclusively centered on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio that includes elements of credit risk with reduced leverage. The reduction in leverage directly reduces the amount of assets that we can own and thus the amount of assets from which we derive net interest margin. The Company will continue to consider the opportunistic sale of credit sensitive non-Agency RMBS as the valuations warrant.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect the net interest spread earned on our investment portfolio of Agency RMBS, non-Agency RBMS, loans held in securitization trusts and CLOs.  The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.  The following tables set forth the changes in net interest income, yields earned on securities and mortgage loans and rates on financial arrangements for the three months ended March 31, 2010 and 2009 (dollar amounts in thousands, except as noted):

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$474.2	$5,340	4.50%	$798.7	$8,436	4.22%
Amortization of net premium	(49.1)	881	1.35%	(1.5)	149	0.09%
Interest income/weighted average	$425.1	$6,221	5.85%	$797.2	$8,585	4.31%

Interest expense:
Investment securities and loans held in the securitization trusts	$344.3	$1,392	1.60%	$690.7	$3,130	1.79%
Subordinated debentures	45.0	759	6.67%	45.0	824	7.24%
Convertible preferred debentures	20.0	662	13.09%	20.0	537	10.62%
Interest expense/weighted average	$409.3	$2,813	2.72%	$755.7	$4,491	2.35%
Net interest income/weighted average		$3,408	3.13%		$4,094	1.96%

The following table sets forth, among other things, the net interest spread since inception for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trusts, excluding the costs of our subordinated debentures and convertible preferred debentures.

Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Constant Prepayment Rate (CPR)
March 31, 2010	$425.1	4.50%	5.85%	1.60%	4.25%	18.6%
December 31, 2009	$476.8	4.75%	5.78%	1.45%	4.33%	18.1%
September 30, 2009	$571.0	4.98%	5.60%	1.47%	4.13%	22.5%
June 30, 2009	$600.5	4.99%	5.09%	1.48%	3.61%	21.4%
March 31, 2009	$797.2	4.22%	4.31%	1.79%	2.52%	12.3%
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%
September 30, 2008	$874.5	4.81%	4.72%	3.36%	1.36%	13.8%
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%	14.0%
March 31, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%	13.0%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%	19.0%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%	21.0%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%	21.0%
March 31, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%	19.2%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%	17.2%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%	20.7%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%	19.8%
March 31, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%	18.7%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%	26.9%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%	29.7%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%	30.5%
March 31, 2005	$1,477.9	4.39%	4.01%	2.86%	1.15%	29.2%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%	23.7%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%	16.0%

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended March 31,
Expenses:	2010	2009	% Change
Salaries and benefits	$533	$541	(1.5)%
Professional fees	282	341	(17.3)%
Management fees	464	182	154.9%
Insurance	166	92	80.4%
Other	411	414	(0.7	) %
Total Expenses	$1,856	$1,570	18.2%

The increase in expenses of approximately $0.3 million for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to an increase in incentive management fees paid to HCS, which is a direct result of an increase in, and improved performance of, the assets under HCS’ management during these periods.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. At March 31, 2010, we had $22.8 million in cash, $65.5 million in unencumbered securities, including $29.5 million of Agency RMBS, and borrowings of $75.8 million under outstanding repurchase agreements. At March 31, 2010, we also had longer-term capital resources, including CDOs outstanding of $249.8 million and subordinated debt of $45.0 million.

The Company also has $19.9 million of its Series A Convertible Preferred Stock outstanding, net of deferred issuance costs. The Series A Preferred Stock matures on December 31, 2010, at which time we must redeem any outstanding shares at the $20.00 per share liquidation preference plus any accrued and unpaid dividends at that time. The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.  As of May 3, 2010, our common stock was trading below the $8.00 conversion price for our Series A Preferred Stock.  As a result, as of May 3, 2010, 100% of the Series A Preferred Stock remained outstanding, which represents an aggregate redemption price (excluding accrued and unpaid dividends) of approximately $20.0 million. In the event we are required to redeem all or a portion of the outstanding Series A Preferred Stock at December 31, 2010, we expect to use working capital to satisfy the redemption terms. Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with four different financial institutions as of March 31, 2010. These agreements are secured by our Agency RMBS and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, In the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

At March 31, 2010 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.2 to 1. We have continued to utilize significantly less leverage than our targeted overall leverage of 4 to 5 times due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio that includes elements of credit risk with reduced leverage. Because financing for certian of the assets that introduce credit risk remains unfavorable, to date, we have used cash from operating activities to finance assets other than Agency RMBS and mortgage loans held in securitization trusts.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At March 31, 2010, we had $101.7 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.   At March 31, 2010, we pledged $2.9 million in cash margin to cover decreased valuations for our interest rate swaps.  The weighted average maturity of the swaps was 2.6 years at March 31, 2010.

We also own approximately $3.8 million of loans held for sale.  Our inability to sell these loans at all or on favorable terms could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.  While in the past we complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position; since December 31, 2007, we have addressed these requests by attempting to negotiate a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans.  We periodically receive repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit.  As of March 31, 2010, the amount of repurchase requests outstanding was approximately $2.0 million, against which we had a reserve of approximately $0.3 million.  We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all.  If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected.  In addition, we may be subject to new repurchase requests from investors with whom we have not settled or with respect to repurchase obligations not covered under the settlement.

We paid a fourth quarter 2009 common stock cash dividend of $0.25 in January 2010 and declared a first quarter 2010 cash dividend of $0.25 per common stock share in March 2010 which was paid in April 2010.

In January 2010, we paid a 2009 fourth quarter dividend of $0.63 per share, or $0.6 million in the aggregate, on shares of the Series A Preferred Stock to holders of record on December 31, 2009.  In March 2010, we declared a 2010 first quarter dividend of $0.63 per share  on shares of the Series A Preferred Stock, which was paid on April 30, 2010 to holders of record on March 31, 2010.

Our board of directors will continue to evaluate our common stock dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our common stock dividend policy does not constitute an obligation to pay dividends, which only occurs when our board of directors declares a dividend.

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

Advisory Agreement

On January 18, 2008, we entered into an advisory agreement with HCS, pursuant to which HCS advises, manages and makes investments on behalf the Managed Subsidiaries. Pursuant to the advisory agreement, HCS is entitled to receive the following compensation:

•	a base advisory fee equal to 1.50% per annum of the “equity capital” (as defined in advisory agreement) of the Managed Subsidiaries is payable by us to HCS in cash, quarterly in arrears; and

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

For the three months ended March 31, 2010, we paid HCS a base advisory fee of $0.2 million and incentive compensation of $0.3 million.  As of March 31, 2010, HCS was managing approximately $44.8 million of assets on our behalf.

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

Based on the results of the model, as of March 31, 2010, instantaneous changes in interest rates would have the following effect on net interest income: (dollar amounts in thousands)

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(2,638)
+100	$(1,768)
-100	$1,907

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of March 31, 2010 consisted of approximately $259.6 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an original average loan-to-value (“LTV”) ratio at origination of approximately 70.4%, and an original average borrower FICO score of approximately 731. In addition, approximately 66.9% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of March 31, 2010, we owned approximately $35.9 million on non-Agency RMBS senior securities. The non-Agency RMBS has a weighted amortized purchase price of approximately 70.7% of current par value.  Management believes the purchase price discount coupled with the credit support within the bond structure protects our company from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, we own approximately $21.6 million of collateralized loan obligations at a discounted purchase price of approximately 21.0% of par.  The securities are backed by a portfolio of 117 middle market corporate loans.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair) value on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of March 31, 2010, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past 18 months, secondary market prices were given minimal weighting in determining the fair value of these loans at March 31, 2010 and December 31, 2009.

The fair value of our CDOs is based on discounted cashflows as well as market pricing on comparable CDOs.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2010, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(7,505)	0.74 years
+100	$(3,653)	0.58 years
Base	—	0.49 years
-100	$4,409	0.29 years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 6, 2010	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
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