Form 10-Q
period 2010-06-30
NEW YORK MORTGAGE TRUST INC
filed 2010-08-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on August 3, 2010 was 9,419,094.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)

Investment securities - available for sale, at fair value (including pledged securities of $64,277 and $91,071, respectively)	$115,978	$176,691
Mortgage loans held in securitization trusts (net)	250,092	276,176
Cash and cash equivalents	34,039	24,522
Restricted cash	2,358	3,049
Receivable for securities sold	28,013	-
Receivables and other assets	8,429	8,376
Total Assets	$438,909	$488,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Financing arrangements, portfolio investments	$60,315	$85,106
Collateralized debt obligations	241,084	266,754
Derivative liabilities	1,955	2,511
Accounts payable, accrued expenses and other liabilities	5,696	6,713
Convertible preferred debentures (net)	19,925	19,851
Subordinated debentures (net)	44,981	44,892
Total liabilities	373,956	425,827
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 authorized, 9,419,094 and 9,415,094, shares issued and outstanding, respectively	94	94
Additional paid-in capital	138,564	142,519
Accumulated other comprehensive income	13,529	11,818
Accumulated deficit	(87,234)	(91,444)
Total stockholders' equity	64,953	62,987
Total Liabilities and Stockholders' Equity	$438,909	$488,814

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

INTEREST INCOME:
Investment securities and loans held in securitization trusts	$5,185	$7,621	$11,406	$16,206

INTEREST EXPENSE:
Investment securities and loans held in securitization trusts	1,284	2,047	2,676	5,177
Subordinated debentures	673	808	1,432	1,632
Convertible preferred debentures	538	608	1,200	1,145
Total interest expense	2,495	3,463	5,308	7,954

NET INTEREST INCOME	2,690	4,158	6,098	8,252

OTHER INCOME (EXPENSE):
Provision for loan losses	(600)	(259)	(602)	(888)
Impairment loss on investment securities	-	-	-	(119)
Realized gain on investment securities and related hedges	1,291	141	2,098	264
Total other income (expense)	691	(118)	1,496	(743)

General, administrative and other expenses	2,107	1,602	3,963	3,172

INCOME FROM CONTINUING OPERATIONS	1,274	2,438	3,631	4,337
Income from discontinued operation - net of tax	268	109	579	264
NET INCOME	$1,542	$2,547	$4,210	$4,601

Basic income per common share	$0.16	$0.27	$0.45	$0.49
Diluted income per common share	$0.16	$0.27	$0.45	$0.49
Dividends declared per common share	$0.18	$0.23	$0.43	$0.41
Weighted average shares outstanding-basic	9,419	9,320	9,419	9,320
Weighted average shares outstanding-diluted	11,919	11,820	11,919	11,820

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2010
(dollar amounts in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Income/(Loss)	Income	Total
Balance, December 31, 2009	$94	$142,519	$(91,444)	$11,818	$-	$62,987
Net income	-	-	4,210	-	4,210	4,210
Restricted Stock issuance	-	95	-	-	-	95
Dividends declared	-	(4,050)	-	-	-	(4,050)
Reclassification adjustment for net gain included in net income	-	-	-	(2,016)	(2,016)	(2,016)
Increase in net unrealized gain on available for sale securities	-	-	-	2,866	2,866	2,866
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	861	861	861
Comprehensive income	-	-	-	-	$5,921	-
Balance, June 30, 2010	$94	$138,564	$(87,234)	$13,529		$64,953

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$4,210	$4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	485	710
Amortization of (discount) premium on investment securities and mortgage loans held in securitization trusts	(1,372)	193
Realized gain on securities and related hedges	(2,098)	(264)
Impairment loss on investment securities	-	119
Provision for loan losses	602	888
Lower of cost or market adjustment mortgage loans held for sale	-	306
Restricted stock issuance	95	-
Changes in operating assets and liabilities:		-
Receivables and other assets	(260)	(641)
Accounts payable, accrued expenses and other liabilities	(358)	(1,433)
Payments received on loans held for sale	16	969
Net cash provided by operating activities	1,320	5,448

Cash Flows from Investing Activities:
Restricted cash	690	4,690
Purchases of investment securities	-	(20,669)
Proceeds from sales of investment securities	4,961	196,252
Principal repayments received on mortgage loans held in securitization trusts	25,491	33,130
Principal paydowns on investment securities - available for sale	32,328	37,806
Net cash provided by investing activities	63,470	251,209

Cash Flows from Financing Activities:
Decrease in financing arrangements	(24,791)	(214,178)
Dividends paid	(4,710)	(2,610)
Payments made on collateralized debt obligations	(25,772)	(33,459)
Cash used in financing activities	(55,273)	(250,247)
Net Increase in Cash and Cash Equivalents	9,517	6,410
Cash and Cash Equivalents - Beginning of Period	24,522	9,387
Cash and Cash Equivalents - End of Period	$34,039	$15,797

Supplemental Disclosure:
Cash paid for interest	$4,823	$8,537

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$-	$683
Sale of investment securities not yet settled	$28,013	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$1,695	$2,143

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

1.  Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”), for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) (“non-Agency RMBS”), and prime credit quality residential adjustable-rate mortgage (“ARM”) loans held in securitization trusts, or prime ARM loans.  The remainder of our current investment portfolio is primarily comprised of notes issued by a collateralized loan obligation (“CLO”).  We also may opportunistically acquire and manage various other types of  real estate-related and financial assets, including, among other things, certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans and other similar investments. Subject to maintaining our qualification as a REIT, we also may invest in debt or equity securities, which may or may not be related to real estate.  We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance these assets and our operating costs, which we refer to as our net interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, a taxable REIT subsidiary ("TRS") and a qualified REIT subsidiary ("QRS").  The Company conducts certain of its portfolio investment operations through its wholly-owned TRS, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, some or all of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business.  Prior to June 30, 2007, the Company conducted substantially all of its mortgage lending business through HC.   The Company's wholly-owned QRS, New York Mortgage Funding, LLC (“NYMF”), currently holds certain mortgage-related assets for regulatory compliance purposes.  The Company also may conduct certain other portfolio investment operations through NYMF.  The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation - The condensed consolidated balance sheet as of December 31, 2009, has been derived from audited financial statements.  The condensed consolidated balance sheet at June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Prior period amounts have been reclassified to conform to current period classifications, including the reclassification of assets and liabilities related to discontinued operations on the balance sheet from a separate line item to receivables and other assets and accounts payable, accrued expenses and other liabilities.

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

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts consist of certain adjustable rate mortgage loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.

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

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 84% of the current appraised value. This estimate is based on management's experience as well as our realized severity rates since issuance of our securitizations. During 2008, as a result of the significant deterioration in the housing market, we revised our policy to estimate recovery values based on current home valuations less expected costs to dispose.  These costs typically approximate 16% of the current home value. It is possible given today's deteriorating market conditions, we may realize less than that return in certain cases. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 84% of the current property value and compare that to the current balance of the loan. The difference determines the base provision for the loan loss taken for that loan. This base provision for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

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

Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks and investment banks who meet established credit and capital guidelines. Management does not currently expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. In addition, all outstanding interest rate swap agreements have bi-lateral margin call capabilities, meaning the Company will require margin for interest rate swaps that are in the Company’s favor, minimizing any amounts at risk.

Interest Rate Risk - The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. The Company generally intends to hedge only the risk related to changes in the benchmark interest rate (London Interbank Offered Rate, or “LIBOR”). The Company applies hedge accounting utilizing the cash flow hedge criteria.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instruments are reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps, will be recognized in current earnings.

Termination of Hedging Relationships - The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships demonstrate, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item.

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

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps will be recognized in current earnings.

Income Taxes - The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders, of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance of taxable income required to be distributed may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

Management has reviewed the Company's income tax positions for the tax years of 2006 through 2009 by major jurisdictions and has concluded that no provision for taxes is required in the Company's financial statements.

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

A Summary of Recent Accounting Pronouncements Follows:

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, the FASB issued No. ASU 2010-06, Improving Disclosures about Fair Value Measurement, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This ASU amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, this ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard may require additional disclosures, but the Company does not expect the adoption to have a material effect on our condensed consolidated financial statements.

Consolidation (ASC 810)

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

Receivables (ASC 310)

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but the Company does not expect the adoption to have a material effect on our condensed consolidated financial statements.

2.  Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of June 30, 2010 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$57,761	$2,290	$—	$60,051
Non-Agency RMBS	32,503	4,117	(2,317)	34,303
Collateralized Loan Obligations	10,142	11,482	—	21,624
Total	$100,406	$17,889	$(2,317)	$115,978

Investment securities available for sale consist of the following as of December 31, 2009 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$112,525	$3,701	$—	$116,226
Non-Agency RMBS	40,257	4,764	(2,155)	42,866
Collateralized Loan Obligations	9,187	8,412	—	17,599
Total	$161,969	$16,877	$(2,155)	$176,691

The following table sets forth the stated reset periods and weighted average yields of our investment securities at June 30, 2010 (dollar amounts in thousands):

	Less than 6 Months		More than 6 Months to 24 Months		More than 24 Months to 60 Months		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Agency RMBS	$—	—	$32,922	2.18%	$27,129	2.43%	$60,051	2.29%
Non-Agency RMBS	16,766	13.73%	5,573	6.54%	11,964	9.12%	34,303	10.95%
CLO	21,624	20.63%	—	—	—	—	21,624	20.63%
Total/Weighted Average	$38,390	17.62%	$38,495	2.81%	$39,093	4.48%	$115,978	8.27%

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

The following tables present the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009, respectively (dollar amounts in thousands):

June 30, 2010	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Non-Agency RMBS	$—	$—	$9,659	$2,317	$9,659	$2,317
Total	$—	$—	$9,659	$2,317	$9,659	$2,317

December 31, 2009	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Non-Agency RMBS	$—	$—	$14,693	$2,155	$14,693	$2,155
Total	$—	$—	$14,693	$2,155	$14,693	$2,155

As of June 30, 2010 and December 31, 2009, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

3.  Mortgage Loans Held in Securitization Trusts (net)

Mortgage loans held in securitization trusts (net) consist of the following as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	June 30, 2010	December 31, 2009
Mortgage loans principal amount	$250,982	$277,007
Deferred origination costs – net	1,583	1,750
Reserve for loan losses	(2,473)	(2,581)
Total	$250,092	$276,176

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the six months ended June 30, 2010 and 2009, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$2,581	$844
Provision for loan losses	493	802
Transfer to real estate owned	(383)	(92)
Charge-offs	(218)	—
Balance at the end of period	$2,473	$1,554

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at June 30, 2010 was $2.5 million, representing 99 basis points of the outstanding principal balance of loans held in securitization trusts as compared to 93 basis points as of December 31, 2009.  As part of the Company’s allowance for loan losses adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, collateral value, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the six months ended June 30, 2010 and year ended December 31, 2009 (dollar amounts in thousands):

	June 30, 2010	December 31, 2009
Balance at beginning of period	$546	$1,366
Write downs	(109)	(70)
Transfer from mortgage loans held in securitization trusts	551	826
Disposal	(618)	(1,576)
Balance at the end of period	$370	$546

Real estate owned held in securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDOs”) issued by the Company.  As of June 30, 2010 and December 31, 2009, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trusts and the amount of CDO’s outstanding, was $9.4 million and $10.0 million, respectively.

The following tables set forth delinquent mortgage loans held in our securitization trusts as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

June 30, 2010
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$673	0.27%
61-90	3	1,133	0.45%
90+	38	17,743	7.05%
Real estate owned through foreclosure	2	676	0.28%

December 31, 2009
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	5	$2,816	1.01%
61-90	4	1,150	0.41%
90+	32	15,915	5.73%
Real estate owned through foreclosure	2	739	0.27%

4.  Derivative Instruments and Hedging Activities

The following table presents the fair value of derivative instruments designated as cash flow hedges used to manage the Company’s interest rate risk and their location in the Company’s condensed consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively (amounts in thousands):

Derivative Designated as Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009
Interest Rate Caps	Other Assets	$—	$4
Interest Rate Swaps	Derivative Liabilities	1,955	2,511

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2010 and 2009 (amounts in thousands):

	Six Months Ended June 30,
Derivative Designated as Hedging Instruments	2010	2009
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(2,905)	$(5,560)
Unrealized gain on interest rate caps	306	485
Unrealized gain on interest rate swaps	555	1,141
Reclassification adjustment for net gains (losses) included in net income for hedges	—	—
Balance at the end of the period	$(2,044)	$(3,934)

The Company estimates that over the next 12 months, approximately $1.5 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$94	$168	$217	$328
Interest expense-subordinated debentures	—	81	92	161
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	662	812	1,387	1,665

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company is unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of June 30, 2010 and December 31, 2009.  The Company had $2.2 million and $2.9 million of restricted cash related to margin posted for Swaps as of June 30, 2010 and December 31, 2009, respectively.

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30, 2010		December 31, 2009
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$2,910	2.99%	$2,070	2.99%
Over 30 days to 3 months	7,860	2.98	3,700	2.99
Over 3 months to 6 months	23,770	2.98	8,330	2.99
Over 6 months to 12 months	28,470	3.00	34,540	2.98
Over 12 months to 24 months	21,170	3.02	34,070	3.00
Over 24 months to 36 months	9,190	2.93	16,380	3.01
Over 36 months to 48 months	—	—	8,380	2.93
Total	$93,370	2.99%	$107,470	2.99%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDO’s and the subordinated debentures. The interest rate caps associated with the CDO’s are amortizing contractual schedules determined at origination. The Company had $162.8 million and $182.2 million of notional interest rate caps outstanding as of June 30, 2010 and December 31, 2009, respectively.  These interest rate caps are utilized to cap the interest rate on the CDO’s at a fixed-rate when one month LIBOR exceeds a predetermined rate.

5.  Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its agency RMBS portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At June 30, 2010, the Company had repurchase agreements with an outstanding balance of $60.3 million and a weighted average interest rate of 0.31%.  As of December 31, 2009, the Company had repurchase agreements with an outstanding balance of $85.1 million and a weighted average interest rate of 0.27%.  At June 30, 2010 and December 31, 2009, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $64.3 million and $91.1 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of June 30, 2010, the average days to maturity for all repurchase agreements are 21 days.

As of June 30, 2010, the outstanding balance under our repurchase agreements was funded at an advance rate of 94.3% that implies an average haircut of 5.7%. As of June 30, 2010, the Company had $34.0 million in cash and $79.7 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $58.1 million of RMBS, of which $23.8 million are Agency RMBS.

6.  Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company.  As of June 30, 2010 and December 31, 2009, the Company had CDOs outstanding of $241.1 million and $266.8 million, respectively.  As of June 30, 2010 and December 31, 2009, the current weighted average interest rate on these CDOs was 0.73% and 0.61%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $251.0 million and $277.0 million at June 30, 2010 and December 31, 2009, respectively.  The Company retained the owner trust certificates, or residual interest, for three securitizations and, as of June 30, 2010 and December 31, 2009, had a net investment in the securitization trusts, after loan loss reserves and including real estate owned, of $9.4 million and $10.0 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $162.8 million as of June 30, 2010 and an aggregate notional amount of $182.2 million as of December 31, 2009, which are recorded as derivative assets of the Company.  The interest rate caps are carried at fair value and totaled $0 as of June 30, 2010 and $4,476 as of December 31, 2009, respectively.  The interest rate cap reduces interest rate risk exposure on these transactions.

7.  Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended June 30, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as the subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.  Assets and liabilities related to the discontinued operation are $4.2 million and $1.5 million at June 30, 2010, respectively, and $4.2 million and $1.8 million at December 31, 2009, respectively, and are included in receivables and other assets and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the three and six months ended June 30, 2010 and 2009 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$388	$220	$747	$510
Expenses	120	111	168	246
Income from discontinued operation-net of tax	$268	$109	$579	$264

8.  Commitments and Contingencies

Loans Sold to Third Parties- For loans originated and sold by our discontinued mortgage lending business, the Company is not exposed to long term credit risk.  In the normal course of business, however, the Company is obligated to repurchase loans based on violations of representations and warranties in the sale agreement, or for early payment defaults.  The Company did not repurchase any loans during the six months ended June 30, 2010.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of June 30, 2010, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit and against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

 Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2010, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

9.  Concentrations of Credit Risk

At June 30, 2010 and December 31, 2009, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts as follows:

	June 30, 2010	December 31, 2009
New York	37.6%	38.9%
Massachusetts	25.6%	24.3%
New Jersey	8.3%	8.5%
Florida	5.9%	5.7%

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

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of June 30, 2010, was based on management’s valuation determined by using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. If a reliable market for these assets develops in the future, management will consider quoted prices provided by dealers who make markets in similar financial instruments in determining the fair value of the CLO notes. The CLO notes are classified as Level 3 fair values.

c. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency RMBS	$—	$60,051	$—	$60,051
Non-Agency RMBS	—	34,303	—	34,303
CLO	—	—	21,624	21,624
Total	$—	$94,354	$21,624	$115,978

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$1,955	$—	$1,955
Total	$—	$1,955	$—	$1,955

	Measured at Fair Value on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Agency RMBS	$—	$116,226	$—	$116,226
Non-Agency RMBS	—	42,866	—	42,866
CLO	—	—	17,599	17,599
Derivative assets (interest rate caps)	—	4	—	4
Total	$—	$159,096	$17,599	$176,695

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$2,511	$—	$2,511
Total	$—	$2,511	$—	$2,511

The following table details changes in valuation for the Level 3 assets for the six months ended June 30, 2010 and 2009, respectively (amounts in thousands):

Investment securities available for sale

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$17,599	$—
Total gains (realized/unrealized)
Included in earnings (1)	954	105
Included in other comprehensive income/(loss)	3,071	155
Purchases	—	8,728
Balance at the end of period	$21,624	$8,988

 (1) - Amounts included in interest income-investment securities and loans held in securitizations trusts.

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 on the Company’s condensed consolidated balance sheet (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2010
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net)	$—	$—	$3,825	$3,825
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	8,335	8,335
Real estate owned held in securitization trusts	—	—	370	370

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net)	$—	$—	$3,841	$3,841
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	7,090	7,090
Real estate owned held in securitization trusts	—	—	546	546

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2010 and June 30, 2009 on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Mortgage loans held for sale (net)	$—	$143	$—	$246
Mortgage loans held in securitization trusts (net) – impaired loans	491	266	493	802

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,039	$34,039	$24,522	$24,522
Restricted cash	2,358	2,358	3,049	3,049
Investment securities – available for sale	115,978	115,978	176,691	176,691
Mortgage loans held in securitization trusts (net)	250,092	211,274	276,176	253,833
Derivative assets	—	—	4	4

Financial Liabilities:
Financing arrangements, portfolio investments	$60,315	$60,315	$85,106	$85,106
Collateralized debt obligations	241,084	203,309	266,754	211,032
Derivative liabilities	1,955	1,955	2,511	2,511
Subordinated debentures (net)	44,981	28,761	44,892	26,563
Convertible preferred debentures (net)	19,925	19,778	19,851	19,363

11.   Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized, with 9,419,094 and 9,415,094 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”).  As of June 30, 2010 and December 31, 2009, the Company had issued and outstanding 1,000,000 shares of Series A Preferred Stock.  Of the common stock authorized at June 30, 2010, 1,190,000 shares were reserved for under the Company’s 2010 Stock Incentive Plan.

The following table presents cash dividends declared by the Company on its common stock from January 1, 2009 through June 30, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2010	June 16, 2010	July 6, 2010	July 26, 2010	$0.18
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	0.25
Fourth Quarter 2009	December 21,2009	January 7, 2010	January 26, 2010	0.25
Third Quarter 2009	September 29, 2009	October 13, 2009	October 26, 2009	0.25
Second Quarter 2009	June 15, 2009	June 26, 2009	July 27, 2009	0.23
First Quarter 2009	March 25, 2009	April 6, 2009	April 27, 2009	0.18

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2009 through June 30, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2010	June 16, 2010	June 30, 2010	July 30, 2010	$0.50
First Quarter 2010	March 16, 2010	March 31, 2010	April 30, 2010	0.63
Fourth Quarter 2009	December 21, 2009	December 31, 2009	January 29, 2010	0.63
Third Quarter 2009	September 29 , 2009	September 30, 2009	October 30, 2009	0.63
Second Quarter 2009	June 15, 2009	June 30, 2009	July 30, 2009	0.58
First Quarter 2009	March 25, 2009	March 31, 2009	April 30, 2009	0.50

The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of common stock outstanding for that period.  Diluted net income per share takes into account the effect of our Series A convertible preferred stock and uses the conversion price in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

The following table presents the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator :
Net income – Basic	$1,542	$2,547	$4,210	$4,601
Net income from continuing operations	1,274	2,438	3,631	4,337
Net income from discontinued operations (net of tax)	268	109	579	264
Effect of dilutive instruments:
Convertible preferred debentures	538	608	1,200	1,145
Net income – Dilutive	2,080	3,155	5,410	5,746
Net income from continuing operations	1,812	3,046	4,831	5,482
Net income from discontinued operations (net of tax)	$268	$109	$579	$264
Denominator:
Weighted average basis shares outstanding	9,419	9,320	9,419	9,320
Effect of dilutive instruments:
Convertible preferred debentures	2,500	2,500	2,500	2,500
Weighted average dilutive shares outstanding	11,919	11,820	11,919	11,820
EPS:
Basic EPS	$0.16	$0.27	$0.45	$0.49
Basic EPS from continuing operations	0.14	0.26	0.39	0.46
Basic EPS from discontinued operations (net of tax)	0.02	0.01	0.06	0.03
Dilutive EPS	$0.16	$0.27	$0.45	$0.49
Dilutive EPS from continuing operations	0.14	0.26	0.39	0.46
Basic EPS from discontinued operations (net of tax)	0.02	0.01	0.06	0.03

12.  Convertible Preferred Debentures

As of June 30, 2010, there were 1.0 million shares of our Series A Preferred Stock outstanding with an aggregate redemption value of $20.0 million and a current dividend payment rate of 10%.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at $20.00 per share plus any accrued and unpaid dividends.  Because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet, and accordingly, the corresponding dividend as an interest expense.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share.  The Company declared a second quarter 2010 common stock dividend of $0.18, resulting in a dividend rate of 10.0% (per annum) for the Series A Preferred Stock in the 2010 second quarter.  The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

13.  Related Party Transactions

On January 18, 2008, the Company entered into an advisory agreement with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS is responsible for implementing and managing the Company’s investments in certain real estate-related and financial assets.  The Company entered into this advisory agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of it affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc.  Pursuant to Schedules 13D filed with the SEC on February 17, 2009 and as adjusted for issuances of the Company’s common stock since that time, HCS and JMP Group Inc. beneficially owned approximately 16.7% and 12.1%, respectively, of the Company’s common stock, and 100%, collectively, of the Company’s Series A Preferred Stock.

Pursuant to the advisory agreement, HCS is responsible for managing investments made by HC and NYMF (other than certain RMBS that are held in these entities for regulatory compliance purposes) as well as any additional subsidiaries acquired or formed in the future to hold investments made on the Company’s behalf by HCS. The Company refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.” The Company expects that, from time to time in the future, certain of these investments will take the form of a co-investment alongside or in conjunction with JMP Group Inc. or certain of its affiliates. In accordance with investment guidelines adopted by the Company’s Board of Directors, any subsequent investments by the Managed Subsidiaries under the Advisory Agreement must be approved by the Board of Directors and must adhere to investment guidelines adopted by the Board of Directors. The advisory agreement provides that HCS will be paid a base advisory fee that is a percentage of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries, which may include the net asset value of assets held by the Managed Subsidiaries as of any fiscal quarter end, and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles. For the three and six months ended June 30, 2010, HCS earned a base advisory fee of approximately $0.2 million and $0.4 million, respectively, and an incentive fee of approximately $0.6 million and $0.8 million, respectively.   For the three and six months ended June 30, 2009, HCS earned a base advisory fee of approximately $0.2 million and $0.4 million, respectively.  For the three and six months ended June 30, 2009, HCS earned an incentive fee of approximately $44,000.  As of June 30, 2010, HCS was managing approximately $43.3 million of assets on the Company’s behalf.  (Refer to Note 16 for an amended and restated advisory agreement.)

14.  Income Taxes

At June 30, 2010, the Company had approximately $58.7 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. In connection with a prior transaction, the Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. At this time, based on management’s initial assessment of the limitations, management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.  The Company continues to maintain a reserve for 100% of the deferred tax benefits.

15.  Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”).  The terms of the 2010 Plan are substantially the same as the 2005 Plan.  However, any outstanding awards under the 2005 Plan will continue in accordance with the terms of the 2005 Plan and any award agreement executed in connection with such outstanding awards.  At June 30, 2010, there are 64,665 shares of restricted stock outstanding under the 2005 Plan.

Pursuant to the 2010 Stock Incentive Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.   No shares have been issued under the 2010 Plan as of June 30, 2010.

During the three and six months ended June 30, 2010, the Company recognized non-cash compensation expense of $47,540 and $0.1 million, respectively.  Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the status of the Company's non-vested restricted stock as of June 30, 2010 and changes during the six months then ended is presented below:

	Number of Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2010	60,665	$5.28
Granted	4,000	7.50
Forfeited	—	—
Vested	—	—
Non-vested shares as of June 30, 2010	64,665	$5.42

There was no outstanding non-vested restricted stock during the six months ended June 30, 2009.

16.  Subsequent Event

On July 26, 2010, the Company, HC and NYMF entered into an Amended and Restated Advisory Agreement (the “New Advisory Agreement”) with HCS, pursuant to which HCS will provide investment advisory services to the Company and will manage “new program assets” acquired after the date of the New Advisory Agreement on the Company’s behalf.  The terms for new program assets, including the compensation payable thereunder to HCS by the Company, will be negotiated on a transaction-by-transaction basis.  For those new program assets identified as “Managed Assets”, HCS will be (A) entitled to receive a quarterly base advisory fee (payable in arrears) in an amount equal to the product of (i) ¼ of the amortized cost of the Managed Assets as of the end of the quarter, and (ii) 2%, and (B) eligible to earn incentive compensation on the Managed Assets for each fiscal year during the term of the Agreement in an amount (not less than zero) equal to 35% of the GAAP net income attributable to the Managed Assets for the full fiscal year (including paid interest and realized gains), after giving effect to all direct expenses related to the Managed Assets, including but not limited to, the annual consulting fee (described below) and base advisory fees, that exceeds a hurdle rate of 13% based on the average equity of the Company invested in Managed Assets during that particular year.  For those new program assets identified as Scheduled Assets, HCS will receive the compensation, which may include base advisory and incentive compensation, agreed upon between the Company and HCS and set forth in a term sheet or other documentation related to the transaction.  HCS will also continue to be eligible to earn incentive compensation on those assets held by the Company as of the effective date of the New Advisory Agreement that are deemed to be managed assets under the prior advisory agreement (described in Note 13).  Incentive compensation for these “legacy assets” will be calculated in the manner prescribed in the prior advisory agreement.  Lastly, during the term of the New Advisory Agreement, the Company will pay HCS an annual consulting fee equal to $1 million, subject to reduction under certain circumstances, payable on a quarterly basis in arrears, for consulting and support services related to finance, capital markets, investment and other strategic activities of the Company.

The New Advisory Agreement will have an initial term that expires on June 30, 2012, subject to automatic annual one-year renewals thereafter. The Company may terminate the Agreement or elect not to renew the Agreement, subject to certain conditions and subject to paying a termination fee equal to the product of (A) 1.5 and (B) the sum of (i) the average annual base advisory fee earned by HCS during the 24-month preceding the effective termination date, and (ii) the annual consulting fee.  The New Advisory Agreement replaces the prior advisory agreement that is described in Note 13.

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

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a self-advised real estate investment trust, or REIT, in the business of acquiring and managing primarily (i) residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”) for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” (ii) RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans (“non-Agency RMBS”), and (iii) prime credit quality residential adjustable-rate mortgage (“ARM”) loans held in securitization trusts, or prime ARM loans. The remainder of our investment portfolio at June 30, 2010 is primarily comprised of notes issued by a collateralized loan obligation (“CLO”). We also may opportunistically acquire and manage various other types of real estate-related and financial assets, including, among other things, certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans and other similar investments and, subject to maintaining our qualification as a REIT, debt or equity securities that may or may not be related to real estate. These assets, together with non-Agency RMBS and CLOs, typically present greater credit risk and less interest rate risk than our investments in Agency RMBS and prime ARM loans, and may also permit us to potentially utilize all or part of a significant net operating loss carry-forward held by Hypotheca Capital, LLC (“HC”), our wholly-owned subsidiary and former mortgage lending business.

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

Recent Events

Investment in New Bridger Holdings LLC.  In May 2010, the Company closed on an investment of up to $750,000 in senior secured notes (the “Bridger Notes”) issued by New Bridger Holdings LLC (“New Bridger”), the parent company of Bridger Commercial Funding LLC (“Bridger”).  The Bridger Notes bear interest at 15% per annum (on the unpaid principal amount) and will mature in May 2010, at which time the unpaid principal and interest must be repaid.  Bridger is a 12-year old firm specializing in originating and funding commercial mortgages primarily through a nationwide network of commercial banks.  Bridger includes its loans in larger securitization pools resulting in the issuance of both investment and non-investment grade CMBS.  As part of the transaction, the Company also received warrants to acquire Class C units equal to up to 25% of the fully diluted equity interests of New Bridger.  In addition, the Company has an option to purchase an additional 23% of the fully diluted equity interests of New Bridger.

In connection with the Company’s investment in the Bridger Notes, the Company and Bridger entered into a Mortgage Loan Origination Program Agreement pursuant to which Bridger has agreed to use its commercially reasonable best efforts to cause “B-pieces” that are part of a securitized pool of commercial mortgage loans originated, at least in part, by Bridger to be offered to the Company for purchase on terms similar to those offered to other third parties.  The Company’s investment in the Bridger Notes was completed in connection with a similar investment by an affiliate of HCS.  As of June 30, 2010, the Company had extended $250,000 under the Bridger Notes.  The Company advanced an additional $161,000 to New Bridger during July 2010.

Current Market Conditions and Commentary

General.   In recent years, the residential housing, mortgage, credit and financial markets in the United States have experienced a variety of difficulties and changed economic conditions, including increased rates of loan defaults, significant credit losses and decreased liquidity. In response to these conditions and the recent credit and financial market crisis, the U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation (FDIC) and other governmental and regulatory bodies have taken, and in some cases, are considering taking other actions, in an effort to stabilize the housing, credit and financial markets and stimulate the economy.  These actions include, among other things, the conservatorship of, and other programs involving, Fannie Mae and Freddie Mac, the Emergency Economic Stabilization Act of 2008 (EESA), the Troubled-Asset Relief Program (TARP), the Capital Purchase Program (CPP), the Term Asset-Backed Securities Loan Facility (TALF), the American Recovery and Reinvestment Act of 2009 (ARRA), the Homeowner Affordability and Stability Plan (HASP) and the Homeowner Affordable Modification Program (HAMP). Although the impact from many of these programs has not been as extensive as initially anticipated, certain sectors have reported signs of stabilizing in recent months.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for RMBS and other real estate- or financial-related assets, interest rate swaps and other derivatives as much of the legislation’s implementation will be defined and carried out by regulators in future months.

Recent Developments at Fannie Mae and Freddie Mac.  Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, the recent turmoil in the residential mortgage sector severely weakened the financial condition of Fannie Mae and Freddie Mac, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship beginning in 2008 and has raised doubts regarding the continued viability of these entities as currently structured, including the guarantees that back the RMBS issued by them.  The Obama Administration announced that it will host a major conference on the future of housing finance, which is expected to include a discussion regarding the future of Fannie Mae and Freddie Mac, all of which is geared toward developing a comprehensive housing finance reform proposal for delivery to Congress by January 2011.   The scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. New regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations.  A brief summary of certain recent material developments involving Fannie Mae and Freddie Mac is set forth below:

•
In December 2009, the U.S. Treasury loosened its portfolio reduction requirements for Fannie Mae and Freddie Mac by allowing the portfolio reduction requirements to be applied to the maximum allowable size of the portfolios, rather than the actual size of the portfolios which could extend the time period by which these entities sell portions of their Agency RMBS portfolios in the market, thereby causing the supply of Agency RMBS to be smaller than originally anticipated.

•
The Federal Reserve’s Agency RMBS purchase program, which provided for purchases of up to $1.25 trillion of Agency RMBS, was completed on March 31, 2010.  While we expected that the termination of this purchase program might cause a decrease in demand for Agency RMBS issued by Fannie Mae and Freddie Mac, which, in turn, was expected to reduce their market price, we continue to see strong demand for these securities and the continuation of elevated market prices for these securities.  As a result, we have continued during the three months ended June 30, 2010 to pursue investments in other asset categories that we believe will provide more attractive returns.  We note that it is also possible that the U.S. Treasury or Federal Reserve could intervene in the Agency RMBS markets in the future; however, we are unable at this time to predict any impact that such actions could have on the markets or our investment portfolio.

•
In February and March 2010, Freddie Mac and Fannie Mae, respectively, announced that they would purchase from the pools of mortgage loans underlying their mortgage pass-through certificates all mortgage loans that are more than 120 days delinquent. with actual repurchases beginning in March 2010 and continuing during the 2010 second quarter. Both Freddie Mac and Fannie Mae have further announced that they would purchase in the future these delinquent loans on an on-going basis.  The impact of these programs thus far is reflected in the constant prepayment rate, or CPR, of our portfolio.  See “―Summary of Operations―Prepayment Experience” below for further information.

Mortgage and other asset values. During 2009, the market value of the Agency RMBS in our portfolio, the majority of which was purchased in 2008 and prior years, was positively impacted by the Federal Reserve’s program to purchase $1.25 trillion of Agency RMBS.  This purchase program implemented by the Federal Reserve increased market prices of Agency RMBS during 2009, thereby reducing their market yield.  As discussed above, although we expected the terminating of the Federal Reserve’s program to reduce demand and, in turn, market prices, for Agency RMBS, we continued to observe strong demand and high prices for Agency RMBS during the three months ended June 30, 2010.  We expect that the termination of the Federal Reserve’s Agency RMBS purchase program will cause the market value of Agency RMBS to decline over time as a result of reduced demand.  This could cause the market value of the Agency RMBS in our portfolio to decline.

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

Financing markets and liquidity. The actions of the Federal Reserve and the U.S. Treasury, starting in 2008, have stabilized the financing and liquidity environment for Agency RMBS. The liquidity facilities created by the Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25% have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing for Agency RMBS. The 30-day LIBOR, which was 0.32% as of July 27, 2010, has remained relatively unchanged since December 31, 2009.  The Federal Reserve has continued to reaffirm its plan to hold the Fed Funds Rate near zero percent.  While we expect interest rates to rise over the longer term, we believe that interest rates, and thus our financing costs, are likely to remain at these historically low levels until such time as the economic data begin to confirm a sustainable improvement in the overall economy.

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

In addition to an improved financing environment for Agency RMBS, the collateral requirements of our repurchase agreement lenders also improved throughout 2009 and again in the first six months of 2010, with the average “haircut” related to our repurchase agreement financing declining to approximately 5.7% at June 30, 2010.

Prepayment rates.  As a result of various government initiatives, including HASP, HAMP and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages continue to be historically low.  While these trends have historically resulted in higher rates of refinancing and thus higher prepayment speeds, we have observed little impact from refinancing on the CPR for our portfolio.  However, and as discussed above, the CPR on our RMBS portfolio was negatively impacted during the six months ended June 30, 2010, and in particular, during the three months ended June 30, 2010, by repurchase programs implemented by Freddie Mac and Fannie Mae as discussed above.  See “– Summary of Operations – Prepayment Experience” below.  We expect Agency speeds to return to a more normal range of 18% to 22% in the third quarter of 2010 on our portfolio of RMBS as delinquent loan buybacks by Fannie Mae and Freddie Mac decline from the rate of buybacks observed in the 2010 second quarter

Significance of Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 and “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein.  There have been no significant changes to those policies during 2010.

Summary of Operations

Net Interest Spread. For the three and six months ended June 30, 2010, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS, CLO and mortgage loans held in securitization trusts.  The net interest spread on our investment portfolio was 370 basis points for the quarter ended June 30, 2010, as compared to 425 basis points for the quarter ended March 31, 2010, and 361 basis points for the quarter ended June 30, 2009.

Financing. During the quarter ended June 30, 2010, we continued to employ a balanced and diverse funding mix to finance our assets.  At June 30, 2010, our Agency RMBS portfolio was funded with approximately $60.3 million of repurchase agreement borrowing, which represents approximately 16.1% of our total liabilities, at a weighted average interest rate of 0.31%.  The Company’s average haircut on its repurchase borrowings was approximately 5.7% at June 30, 2010. As of June 30, 2010, the loans held in securitization trusts were permanently financed with approximately $241.1 million of CDOs, which represents approximately 64.5% of our total liabilities, at an average interest rate of 0.73%.  The Company has a net equity investment of $9.4 million in the securitization trusts as of June 30, 2010.

At June 30, 2010 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was approximately 1 to 1. We have continued to utilize significantly less leverage than our targeted overall leverage of 4 to 5 times due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio that includes elements of credit risk with reduced leverage. Because financing for some of these assets that introduce credit risk remains unfavorable, to date, we have used cash from operating activities to finance assets other than Agency RMBS and prime ARM loans.

Prepayment Experience. The CPR on our overall mortgage portfolio averaged approximately 20.5% during the three months ended June 30, 2010, as compared to 18.6% for the three months ended March 31, 2010.  CPRs on our purchased portfolio of RMBS for the three months ended June 30, 2010 were adversely impacted by the Freddie Mac and Fannie Mae delinquent loan buyback programs announced in the 2010 first quarter and averaged approximately 36.3%, as compared to 14.9% for the three months ended March 31, 2010.  The CPRs on our mortgage loans held in securitization trusts averaged approximately 11.9% during the three months ended June 30, 2010, as compared to 20.9% for the three months ended March 31, 2010.  When prepayment expectations over the remaining life of assets increase, we amortize premiums over a shorter time period, which results in a reduced yield to maturity on our investment assets.  Conversely, if prepayment expectations decrease, the premium is amortized over a longer period resulting in a higher yield to maturity.  We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

Financial Condition

As of June 30, 2010, we had approximately $438.9 million of total assets, as compared to approximately $488.8 million of total assets as of December 31, 2009.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - The following tables set forth the credit characteristics of our investment securities portfolio as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

June 30, 2010	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency RMBS	FNMA	$56,729	$60,051	51.8%	5.01%	2.29%
Non-Agency RMBS	AAA/Aaa	1,867	1,699	1.5%	4.95%	6.19%
	AA/Aa	341	272	0.2%	6.25%	48.87%
	BB/Ba	10,663	8,511	7.3%	1.41%	20.11%
	B/B	4,258	3,394	2.9%	1.40%	7.06%
	CCC or Below	28,588	20,427	17.6%	4.96%	7.68%
CLO	BBB/Baa	10,400	5,824	5.0%	1.56%	14.86%
	BB/Ba	15,300	7,497	6.5%	2.86%	19.39%
	B/B	20,250	8,303	7.2%	5.46%	25.81%
Total/Weighted average		$148,396	$115,978	100.0%	4.24%	8.27%

December 31, 2009	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio	Coupon	Yield
Agency RMBS	FNMA	$110,324	$116,226	65.8%	5.14%	2.37%
Non-Agency RMBS	AAA/Aaa	2,195	1,717	1.0%	4.97%	11.26%
	AA/Aa	1,270	886	0.5%	5.18%	15.03%
	A/A	364	321	0.2%	4.43%	4.92%
	BB/Ba	13,384	11,336	6.3%	1.65%	12.79%
	B/B	11,743	8,812	5.0%	4.03%	9.57%
	CCC/Caa or Below	28,028	19,794	11.2%	5.13%	7.49%
CLO	BBB/Baa	10,400	5,408	3.1%	1.37%	15.20%
	BB/Ba	15,300	5,508	3.1%	2.67%	23.45%
	B/B	20,250	6,683	3.8%	5.27%	30.22%
Total/Weighted average		$213,258	$176,691	100%	4.51%	6.23%

Performance characteristics of non-Agency RMBS - The following tables detail performance characteristics of our non-Agency RMBS portfolio as of June 30, 2010 and December 31, 2009 (dollar amounts in thousands):

June 30, 2010

	Acquired after 2008	Acquired prior to 2009
Current Par Value	$29,558	$16,156
Collateral Type
Fixed Rate	$3,288	$15,547
Arms	$26,270	$609
Weighted average Purchase Price	59.88%	91.62%
Weighted average Credit Support	7.54%	3.90%
Weighted average 60+ Delinquencies (including 60+, REO and Foreclosure)	24.26%	6.20%
Weighted average 3 month CPR	16.01%	10.06%
Weighted average 3 month Voluntary Prepayment Rate	7.70%	9.14%

December 31, 2009

	Acquired after 2008	Acquired prior to 2009
Current Par Value	$38,682	$18,302
Collateral Type
Fixed Rate	$3,738	$17,693
Arms	$34,944	$609
Weighted average Purchase Price	60.51%	92.05%
Weighted average Credit Support	8.76%	4.06%
Weighted average 60+ Delinquencies (including 60+, REO and Foreclosure)	20.61%	3.66%
Weighted average 3 month CPR	16.24%	17.46%
Weighted average 3 month Voluntary Prepayment Rate	9.78%	15.84%

Detailed composition of loans securitizing our CLO’s – The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance, industry and Moody’s Investor Services, Inc’s (“Moody’s”) rating category as of June 30, 2010 and December 31, 2009, respectively (dollar amounts in thousands):
	As of June 30, 2010			As of December 31, 2009
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal
$0 - $500	7	12/2011 – 03/2017	$3,353	7	3/2014 - 03/2017	$$3,471
$500 - $2,000	34	12/2012 – 6/2017	46,578	18	12/2011 - 12/2015	24,722
$2,000 - $5,000	72	05/2011 – 04/2017	239,832	55	5/2011 - 2/2016	198,895
$5,000 - $10,000	23	03/2012 – 03/2016	159,048	28	11/2010 - 10/2014	202,080
+$10,000				3	12/2009 - 10/2012	32,292
Total	136		$448,811	111		$$461,460

June 30, 2010

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
		(amounts in thousands)
Healthcare, Education & Childcare	15	$45,698	10.18%
Personal, Food & Misc. Services	7	28,176	6.28%
Retail Store	9	27,715	6.18%
Chemicals, Plastics and Rubber	8	26,277	5.85%
Electronics	7	26,091	5.81%
Aerospace & Defense	7	25,156	5.60%
Printing & Publishing	5	24,755	5.52%
Telecommunications	9	24,015	5.35%
Beverage, Food & Tobacco	4	19,180	4.27%
Leisure, Amusement, Motion Pictures & Entertainment	9	18,251	4.07%
Hotels, Motels, Inns and Gaming	4	15,621	3.48%
Utilities	4	15,107	3.37%
Insurance	2	14,311	3.19%
Personal & Non-Durable Consumer Products	4	14,045	3.13%
Cargo Transport	2	13,695	3.05%
Farming & Agriculture	3	13,379	2.98%
Finance	5	13,253	2.95%
Ecological	4	11,296	2.52%
Broadcasting & Entertainment	3	11,204	2.50%
Diversified/Conglomerate Mfg.	3	9,178	2.04%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	2	8,761	1.95%
Personal Transportation	4	8,676	1.93%
Diversified/Conglomerate Service	1	7,157	1.59%
Buildings and Real Estate	2	5,000	1.11%
Textiles & Leather	4	4,946	1.10%
Containers, Packaging and Glass	2	4,816	1.07%
Mining, Steel, Iron and Non-Precious Metals	2	4,492	1.00%
Grocery	2	2,983	0.66%
Automobile	1	2,383	0.54%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1,798	0.41%
Diversified Natural Resources, Precious Metals and Minerals	1	1,396	0.32%
	136	$448,811	100%

December 31, 2009

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance
		(amounts in thousands)
Healthcare, Education & Childcare	14	$57,190	12.4%
Diversified/Conglomerate Service	6	42,348	9.2%
Personal, Food & Misc. Services	6	38,638	8.4%
Electronics	7	26,532	5.7%
Printing & Publishing	4	23,990	5.2%
Telecommunications	6	23,098	5.0%
Insurance / Finance	5	22,915	5.0%
Utilities / Oil & Gas	6	21,782	4.7%
Personal & Non-Durable Consumer Products	6	21,298	4.6%
Retail Store	6	21,211	4.6%
Aerospace & Defense	6	20,462	4.4%
Cargo Transport / Personal Transportation	3	19,499	4.2%
Chemicals, Plastics and Rubber	6	18,532	4.0%
Hotels, Motels, Inns and Gaming	4	18,183	3.9%
Broadcasting & Entertainment	3	16,496	3.6%
Beverage, Food & Tobacco	6	15,880	3.4%
Leisure, Amusement, Motion Pictures & Entertainment	4	11,146	2.4%
Other	13	42,260	9.3%
Total	111	$461,460	100.0

	As of June 30, 2010			As of December 31, 2009
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa2	1	$2,487	0.55%	—	—	—
Baa3	1	5,864	1.31%	2	$6,955	1.5%
Ba1	8	21,336	4.75%	9	28,242	6.1%
Ba2	16	49,801	11.10%	9	26,418	5.7%
Ba3	21	52,659	11.73%	15	44,374	9.6%
B1	29	81,550	18.17%	17	51,355	11.1%
B2	36	117,631	26.21%	28	106,325	23.0%
B3	15	74,502	16.60%	21	137,531	29.8%
Caa1	4	18,353	4.09%	5	23,850	5.2%
Caa2	3	20,698	4.61%	3	26,311	5.7%
Caa3	2	3,930	0.88%	1	540	0.1%
D	—	—	—%	1	9,559	2.2%

Total	136	$448,811	100.0%	111	$461,460	100.0%

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

The following table details mortgage loans held in securitization trusts at June 30, 2010 (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value	Yield
June 30, 2010	606	$250,982	4.09%	$250,092	5.32%
December 31, 2009	647	$277,007	5.19%	$276,176	5.40%

At June 30, 2010, mortgage loans held in securitization trusts totaled approximately $250.1 million, or 57% of our total assets.  Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 80.1% of which are ARM loans that are interest only.  With respect to our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which we believe mitigates the “payment shock” at the time of interest rate reset.  None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table sets forth the composition of our portfolio of mortgage loans held in securitization trusts as of June 30, 2010 (dollar amounts in thousands):

Loans Held in Securitization Trusts:

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$445	$2,950	$48
Current Coupon Rate	4.38%	7.25%	1.38%
Gross Margin	2.37%	5.00%	1.13%
Lifetime Cap	11.26%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	298	306	265
Average Months to Reset	3	11	1
Original Average FICO Score	730	818	593
Original Average LTV	70.25%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month Libor	2%	1.69%
Six Month Libor	72%	2.40%
One Year Libor	17%	2.26%
One Year CMT	9%	2.66%
Total / Weighted Average	100%	2.39%

The following table details loan summary information for loans held in securitization trusts at June 30, 2010 (dollar amounts in thousands).

Description			Interest Rate %			Final Maturity
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Periodic Payment Terms (months)	Prior Liens	Original Amount of Principal	Current Amount of Principal	Principal Amount of Loans Subject to Delinquent Principal or Interest
Single	<= $100	11	5.88	2.63	3.72	12/01/34	11/01/35	360	N/A	1,396	$824	$-
Family	<=$250	69	6.63	2.63	4.40	09/01/32	12/01/35	360	N/A	14,043	12,255	800
	<=$500	116	7.13	2.63	4.25	10/01/32	01/01/36	360	N/A	43,484	40,404	6,489
	<=$1,000	44	6.00	1.50	3.88	08/01/33	12/01/35	360	N/A	34,980	33,036	2,655
	>$1,000	23	6.25	2.63	5.24	01/01/35	01/01/36	360	N/A	40,207	39,630	6,247
	Summary	263	7.13	1.50	4.29	09/01/32	01/01/36	360	N/A	134,110	126,149	16,191
2-4	<= $100	1	3.63	3.63	3.63	02/01/35	02/01/35	360	N/A	80	74	75
FAMILY	<=$250	6	6.75	2.63	4.31	12/01/34	07/01/35	360	N/A	1,115	985	192
	<=$500	16	7.25	2.13	4.01	09/01/34	01/01/36	360	N/A	5,854	5,563	254
	<=$1,000	1	2.88	2.88	2.88	04/01/35	04/01/35	360	N/A	540	540	-
	>$1,000	0	-	-	-	01/00/00	01/00/00	360	N/A	-	-	-
	Summary	24	7.25	2.13	4.02	09/01/34	01/01/36	360	N/A	7,589	7,162	521
Condo	<= $100	16	6.38	2.63	3.65	01/01/35	12/01/35	360	N/A	2,332	1,081	101
	<=$250	79	6.38	2.63	4.66	08/01/32	01/01/36	360	N/A	15,553	14,135	627
	<=$500	71	6.88	1.50	4.39	09/01/32	12/01/35	360	N/A	24,704	23,570	662
	<=$1,000	22	5.63	1.63	3.66	08/01/33	10/01/35	360	N/A	16,139	15,155	-
	>$1,000	10	6.13	2.75	4.53	01/01/35	09/01/35	360	N/A	14,914	14,679	-
	Summary	198	6.88	1.50	4.36	08/01/32	01/01/36	360	N/A	73,642	68,620	1,390
CO-OP	<= $100	5	5.88	2.63	4.55	10/01/34	12/01/35	360	N/A	1,475	317	-
	<=$250	21	6.13	2.25	4.14	10/01/34	12/01/35	360	N/A	4,480	3,737	212
	<=$500	27	6.38	1.38	4.14	08/01/34	12/01/35	360	N/A	10,775	9,702	-
	<=$1,000	15	5.63	2.63	4.04	12/01/34	11/01/35	360	N/A	10,759	10,508	-
	>$1,000	5	6.00	2.25	3.80	11/01/34	12/01/35	360	N/A	7,544	6,960	-
	Summary	73	6.38	1.38	4.31	08/01/34	12/01/35	360	N/A	35,033	31,224	212
PUD	<= $100	1	5.63	5.63	5.63	07/01/35	07/01/35	360	N/A	100	93	-
	<=$250	19	6.50	2.63	4.41	01/01/35	12/01/35	360	N/A	3,783	3,606	183
	<=$500	17	6.88	2.63	4.29	08/01/32	12/01/35	360	N/A	6,056	5,726	455
	<=$1,000	5	5.88	2.63	4.26	05/01/34	12/01/35	360	N/A	3,432	3,256	598
	>$1,000	4	6.13	2.88	4.49	04/01/34	12/01/35	360	N/A	5,233	5,146	-
	Summary	46	6.88	2.63	4.38	08/01/32	01/01/36	360	N/A	18,604	17,827	1,236
Summary	<= $100	34	6.38	2.63	3.86	10/01/34	12/01/35	360	N/A	5,383	2,389	176
	<=$250	194	6.75	2.25	4.47	08/01/32	12/01/36	360	N/A	38,974	34,718	2,014
	<=$500	247	7.25	1.38	4.25	08/01/32	01/01/36	360	N/A	90,873	84,965	7,860
	<=$1,000	87	6.00	1.50	3.86	08/01/33	12/01/35	360	N/A	65,850	62,495	3,253
	>$1,000	42	6.25	2.25	4.83	04/01/34	01/01/36	360	N/A	67,898	66,415	6,247
Grand Total		604	7.25	1.38	4.31	08/01/32	01/01/36	360	N/A	268,978	$250,982	$19,550

The following table details activity for loans held in securitization trusts for the six months ended June 30, 2010.

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2010	$277,007	$1,750	$(2,581)	$276,176
Principal repayments	(25,092)	—	—	(25,092)
Provision for loan losses	—	—	(493)	(493)
Transfer to real estate owned	(933)	—	383	(550)
Charge-offs	—	—	218	218
Amortization for premium	—	(167)	—	(167)
Balance, June 30, 2010	$250,982	$1,583	$(2,473)	$250,092

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $34.0 million.

Restricted Cash - Restricted cash of $2.4 million at June 30, 2010 includes $2.2 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

Receivables and other assets – Receivables and other assets totaled $8.4 million as of June 30, 2010, and consists mainly of $4.2 million of assets related to discontinued operations, $1.2 million of accrued interest receivable for the investment securities and mortgage loans held in securitization trusts, $0.4 million of real estate owned (“REO”) in securitization trusts, $0.6 million of capitalization expenses related to equity and bond issuance cost, $1.3 million related to escrow advances, $0.2 million of capitalized servicing costs.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of June 30, 2010, there were approximately $60.3 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less.  As of June 30, 2010, the current weighted average borrowing rate on these financing facilities was 0.31%.

Collateralized Debt Obligations - As of June 30, 2010, we have CDOs outstanding of approximately $241.1 million with a weighted average interest rate of 0.73%. The CDOs permanently finance our loans held in securitization trusts.

Subordinated Debentures - As of June 30, 2010, we have trust preferred securities outstanding of $45.0 million that bear an average interest rate of 6.09%.   The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment, and mature in 2035.  These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheet.

Convertible Preferred Debentures - At June 30, 2010, we had $19.9 million of convertible preferred debentures outstanding, net of $0.1 million of deferred debt issuance cost. We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any quarterly common stock dividends exceed $0.20 per share. The current dividend rate is 10.0% based on the 2010 second quarter common stock dividend of $0.18.  The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock. All of the 1 million shares of Series Preferred Stock issued by us remain outstanding at June 30, 2010.  Any shares of Series A Preferred Stock that remain outstanding on December 31, 2010 must be redeemed in exchange for the liquidation amount, which is $20.00 per share plus all accrued and unpaid dividends on such shares. Because of this mandatory redemption feature, we classify these securities as a liability on our balance sheet.

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

At June 30, 2010, the Company had $93.4 million notional in interest rate swaps outstanding with a fair market value of $(2.0) million. In addition, the Company had $162.8 million notional in outstanding interest rate caps with a fair market value of $0.  Both the interest rate swaps and interest rate caps qualify as cashflow hedges for purposes of reporting.

  Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at June 30, 2010 was $65.0 million and included $15.6 million of net unrealized gains on available for sale securities and a $2.0 million unrealized loss related to cashflow hedges presented as accumulated other comprehensive income/(loss).

Results of Operations

Overview of Performance

For the three and six months ended June 30, 2010, we reported net income of $1.5 million and $4.2 million, respectively, as compared to net income of $2.5 million and $4.6 million, respectively, for the same periods in 2009. The main components of the change in net income for the three and six months ended June 30, 2010 as compared to the same periods for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30
	2010	2009	Difference	2010	2009	Difference
Net interest income	$2,690	$4,158	$(1,468)	$6,098	$8,252	$(2,154)
Provision for loan losses	(600)	(259)	(341)	(602)	(888)	286
Impairment loss on investment securities	—	—	—	—	(119)	119
Realized gain on securities	1,291	141	1,150	2,098	264	1,834
General, administrative and other expenses	2,107	1,602	505	3,963	3,172	791
Income from continuing operations	1,274	2,438	(1,164)	3,631	4,337	(706)
Income from discontinued operation - net of tax	268	109	159	579	264	315
Net income	$1,542	$2,547	$(1,005)	$4,210	$4,601	$(391)
Basic income per common share	$0.16	$0.27	$(0.11)	$0.45	$0.49	$(0.04)
Diluted income per common share	$0.16	$0.27	$(0.11)	$0.45	$0.49	$(0.04)

The decrease in net income of $1.0 million for the quarter ended June 30, 2010 as compared to the same period in the previous year was due primarily to a $1.5 million decrease in net interest margin on the investment portfolio and loans held in securitization trusts, a $0.3 million increase in provision for loan losses, and a $0.5 million increase in general, administrative and other expenses, partially offset by an increase of $1.2 million in realized gain on securities. The decline in net interest margin in the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 was due a decrease in our average earning assets of approximately $206.7 million. In addition, the second quarter net interest income was negatively impacted by the Fannie Mae delinquent loan buyout program which resulted in an increase in amortization of premium expense of approximately $0.3 million.  The general, administrative and other expenses increase of $0.5 million in the period ended June 30, 2010 as compared to June 30, 2009 was due mainly to an increase in management fees as the Company began to redeploy assets in alternative strategies in mid 2009.

The decrease in net income of $0.4 million for the six months ended June 30, 2010 as compared to the same period in the previous year was primarily due to a decrease of $2.2 million in net interest margin, an increase in general, administrative and other expenses of $0.8 million, partially offset by an increase of $1.8 million in realized gain on securities, a $0.3 million decrease in provision for loan losses and a $0.1 million decrease in impairment loss on investment securities.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect the net interest spread earned on our investment portfolio of Agency RMBS, non-Agency RBMS, loans held in securitization trusts and CLOs.  The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest rate hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.  The following tables set forth the changes in net interest income, yields earned on securities and mortgage loans and rates on financial arrangements for the three and six months ended June 30, 2010 and 2009 (dollar amounts in thousands, except as noted):

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$441.5	$4,653	4.22%	$629.0	$7,819	4.97%
Amortization of net premium	(47.7)	532	1.35%	(28.5)	(198)	0.12%
Interest income/weighted average	$393.8	$5,185	5.28%	$600.5	$7,621	5.09%

Interest expense:
Investment securities and loans held in the securitization trusts	$317.4	$1,284	1.58%	$545.8	$2,047	1.48%
Subordinated debentures	45.0	673	5.85%	45.0	808	7.10%
Convertible preferred debentures	20.0	538	10.53%	20.0	608	12.03%
Interest expense/weighted average	$382.4	$2,495	2.55%	$610.8	$3,463	2.24%
Net interest income/weighted average		$2,690	2.73%		$4,158	2.85%

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Amount	Yield/ Rate	Average Balance	Amount	Yield/ Rate
	($ Millions)			($ Millions)
Interest income:
Investment securities and loans held in the securitization trusts	$457.8	$9,993	4.37%	$713.8	$16,255	4.55%
Amortization of net premium	(48.3)	1,413	1.20%	(15.0)	(49)	0.09%
Interest income/weighted average	$409.5	$11,406	5.57%	$698.8	$16,206	4.64%

Interest expense:
Investment securities and loans held in the securitization trusts	$330.8	$2,676	1.60%	$618.3	$5,177	1.67%
Subordinated debentures	45.0	1,432	6.29%	45.0	1,632	7.25%
Convertible preferred debentures	20.0	1,200	11.87%	20.0	1,145	11.45%
Interest expense/weighted average	$395.8	$5,308	2.65%	$683.3	$7,954	2.33%
Net interest income/weighted average		$6,098	2.92%		$8,252	2.31%

 The following table sets forth, among other things, the net interest spread since inception for our portfolio of investment securities available for sale, mortgage loans held for investment and mortgage loans held in securitization trusts, excluding the costs of our subordinated debentures and convertible preferred debentures.
Quarter Ended	Average Interest Earning Assets ($ millions)	Weighted Average Coupon	Weighted Average Cash Yield on Interest Earning Assets	Cost of Funds	Net Interest Spread	Constant Prepayment Rate (CPR)
June 30, 2010	$393.8	4.22%	5.28%	1.58%	3.70%	20.5%
March 31, 2010	$425.1	4.50%	5.85%	1.60%	4.25%	18.6%
December 31, 2009	$476.8	4.75%	5.78%	1.45%	4.33%	18.1%
September 30, 2009	$571.0	4.98%	5.60%	1.47%	4.13%	22.5%
June 30, 2009	$600.5	4.99%	5.09%	1.48%	3.61%	21.4%
March 30, 2009	$797.2	4.22%	4.31%	1.79%	2.52%	12.3%
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%
September 30, 2008	$874.5	4.81%	4.72%	3.36%	1.36%	13.8%
June 30, 2008	$899.3	4.86%	4.78%	3.35%	1.43%	14.0%
March 30, 2008	$1,019.2	5.24%	5.20%	4.35%	0.85%	13.0%
December 31, 2007	$799.2	5.90%	5.79%	5.33%	0.46%	19.0%
September 30, 2007	$865.7	5.93%	5.72%	5.38%	0.34%	21.0%
June 30, 2007	$948.6	5.66%	5.55%	5.43%	0.12%	21.0%
March 30, 2007	$1,022.7	5.59%	5.36%	5.34%	0.02%	19.2%
December 31, 2006	$1,111.0	5.53%	5.35%	5.26%	0.09%	17.2%
September 30, 2006	$1,287.6	5.50%	5.28%	5.12%	0.16%	20.7%
June 30, 2006	$1,217.9	5.29%	5.08%	4.30%	0.78%	19.8%
March 30, 2006	$1,478.6	4.85%	4.75%	4.04%	0.71%	18.7%
December 31, 2005	$1,499.0	4.84%	4.43%	3.81%	0.62%	26.9%
September 30, 2005	$1,494.0	4.69%	4.08%	3.38%	0.70%	29.7%
June 30, 2005	$1,590.0	4.50%	4.06%	3.06%	1.00%	30.5%
March 30, 2005	$1,477.9	4.39%	4.01%	2.86%	1.15%	29.2%
December 31, 2004	$1,325.7	4.29%	3.84%	2.58%	1.26%	23.7%
September 30, 2004	$776.5	4.04%	3.86%	2.45%	1.41%	16.0%

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
General, Administrative and Other Expenses:	2010	2009	% Change		2010	2009	% Change
Salaries and benefits	$284	$472	(39.8	) %	$817	$1,013	(19.3	) %

Professional fees	303	357	(15.1	) %	585	698	(16.2	) %

Management fees	740	245	202.0%		1,204	427	182.0%

Other	780	528	47.7%		1,357	1,034	31.2%

Total	$2,107	$1,602	31.5%		$3,963	$3,172	24.9%

The increase in general, administrative and other expenses of $0.5 million for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 was mainly due to an increase in management fees of $0.5 million.  The increase in management fees is related to incentive fees earned from investments that were initiated in the second quarter of 2009 and not fully deployed until the third quarter of 2009. The incentive fees were generated from realized gains from sales of non-Agency RMBS and excess interest returns from our CLO and non-Agency RMBS investments.  In addition, the Company recorded a one-time $0.2 million charge related to the Company’s payroll processing provider’s failure to remit the Company’s withheld payroll taxes.  The Company is part of a class action lawsuit to recover damages from either the payroll processing provider or its officers.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. At June 30, 2010, we had $34.0 million in cash, $79.7 million in unencumbered securities, including $23.8 million of Agency RMBS, and borrowings of $60.3 million under outstanding repurchase agreements.  A forward sale of securities of $28.0 million settled in July 2010.  At June 30, 2010, we also had longer-term capital resources, including CDOs outstanding of $241.1 million and subordinated debt of $45.0 million.

The Company also has $19.9 million of its convertible preferred debentures (also referred to as Series A Preferred Stock) outstanding, net of deferred issuance costs. The Series A Preferred Stock matures on December 31, 2010, at which time we must redeem any outstanding shares at the $20.00 per share liquidation preference plus any accrued and unpaid dividends at that time. The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.    As of August 2, 2010, 100% of the Series A Preferred Stock remained outstanding, which represents an aggregate redemption price (excluding accrued and unpaid dividends) of approximately $20.0 million. In the event we are required to redeem all or a portion of the outstanding Series A Preferred Stock at December 31, 2010, we expect to use working capital or other capital sources to satisfy the redemption terms. Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with four different financial institutions as of June 30, 2010. These agreements are secured by our Agency RMBS and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, In the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

At June 30, 2010 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was approximately 1 to 1. We have continued to utilize significantly less leverage than our targeted overall leverage of 4 to 5 times due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio that includes elements of credit risk with reduced leverage and the greater than anticipated amount of time involved in identifying suitable new investment opportunities and redeploying the capital. Because financing for certain of the assets that introduce credit risk remains unfavorable, to date, we have used cash from operating activities to finance assets other than Agency RMBS and mortgage loans held in securitization trusts.  We may, however, increase leverage in the future by increasing our RMBS position, particularly our Agency RMBS position, as market opportunities warrant.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At June 30, 2010, we had $93.4 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.   At June 30, 2010, we pledged $2.2 million in cash margin to cover decreased valuations for our interest rate swaps.  The weighted average maturity of the swaps was 2.1 years at June 30, 2010.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.  In the recent past, we have addressed these repurchase requests by attempting to negotiate a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans.  We periodically receive repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit.  As of June 30, 2010, the amount of repurchase requests outstanding was approximately $2.0 million, against which we had a reserve of approximately $0.3 million.  We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all.  If we are unable to successfully resolve or settle these demands as they arise from time to time, our liquidity could be adversely affected.

We have paid a cash dividend on our common stock and Series A Preferred Stock each quarter since March 2008.  See Note 11 for a presentation of cash dividends declared and paid by us since January 1, 2009.  Our board of directors will continue to evaluate our common stock dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our common stock dividend policy does not constitute an obligation to pay dividends, which only occurs when our board of directors declares a dividend.

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

Advisory Agreement

From January 18, 2008 to July 26, 2010, we were party to an advisory agreement with HCS that paid HCS a base advisory fee and made available incentive compensation in return for HCS advising, managing and making investments on behalf of the Managed Subsidiaries. On July 26, 2010, we entered into an Amended and Restated Advisory Agreement (the “New Advisory Agreement”) with HCS, pursuant to which HCS will provide investment advisory services to us and will manage “new program assets” acquired after the date of the New Advisory Agreement on our behalf.  The terms for new program assets, including the compensation payable thereunder to HCS by us, will be negotiated on a transaction-by-transaction basis.  For those new program assets identified as “Managed Assets”, HCS will be (A) entitled to receive a quarterly base advisory fee (payable in arrears) in an amount equal to the product of (i) ¼ of the amortized cost of the Managed Assets as of the end of the quarter, and (ii) 2%, and (B) eligible to earn incentive compensation on the Managed Assets for each fiscal year during the term of the Agreement in an amount (not less than zero) equal to 35% of the GAAP net income attributable to the Managed Assets for the full fiscal year (including paid interest and realized gains), after giving effect to all direct expenses related to the Managed Assets, including but not limited to, the annual consulting fee (described below) and base advisory fees, that exceeds a hurdle rate of 13% based on our average equity invested in Managed Assets during that particular year.  For those new program assets identified as Scheduled Assets, HCS will receive the compensation, which may include base advisory and incentive compensation, agreed upon between the HCS and us that will be set forth in a term sheet or other documentation related to the transaction.  HCS will also continue to be eligible to earn incentive compensation on those assets held by us as of the effective date of the New Advisory Agreement that are deemed to be managed assets under the prior advisory agreement.  Incentive compensation for these “legacy assets” will be calculated in the manner prescribed in the prior advisory agreement.  Lastly, during the term of the New Advisory Agreement, we will pay HCS an annual consulting fee equal to $1 million, subject to reduction under certain circumstances, payable on a quarterly basis in arrears, for consulting and support services related to finance, capital markets, investment and other strategic activities of our company.

The New Advisory Agreement will have an initial term that expires on June 30, 2012, subject to automatic annual one-year renewals thereafter.  The Company may terminate the Agreement or elect not to renew the Agreement, subject to certain conditions and subject to paying a termination fee equal to the product of (A) 1.5 and (B) the sum of (i) the average annual base advisory fee earned by HCS during the 24-month period preceding the effective termination date, and (ii) the annual consulting fee.  As of July 26, 2010, the Company owned no Managed Assets and approximately $0.4 million of Scheduled Assets under the New Advisory Agreement.  A more detailed description of the material terms, as well as a copy of the new Advisory Agreement are included in a Current Report on Form 8-K filed by the Company with the SEC on July 28, 2010.

For the three and six months ended June 30, 2010, we paid HCS a base advisory fee of $0.2 million and $0.4 million, respectively and incentive compensation of $0.6 million and $0.8 million, respectively.  As of June 30, 2010, HCS was managing approximately $43.3 million of assets on our behalf under the prior advisory agreement.

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

Based on the results of the model, instantaneous changes in interest rates would have the following effect on net interest income for the six months ended June 30, 2010 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(854)
+100	$(267)
-100	$(1051)

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of June 30, 2010 consisted of approximately $251.0 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an original average loan-to-value (“LTV”) ratio at origination of approximately 70.2%, and an original average borrower FICO score of approximately 730. In addition, approximately 66.5% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of June 30, 2010, we owned approximately $34.3 million of formally rated AAA non-Agency RMBS senior securities. The non-Agency RMBS has a weighted amortized purchase price of approximately 71.1% of current par value as of June 30, 2010.  Management believes the purchase price discount coupled with the credit support within the bond structure protects our company from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, we own approximately $21.6 million of collateralized loan obligations at a discounted purchase price equal to 22.1% of par.  The securities are backed by a portfolio of 136 middle market corporate loans.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair value) on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of June 30, 2010, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past 18 months, secondary market prices were given minimal weighting in determining the fair value of these loans at June 30, 2010 and December 31, 2009.

The fair value of our CDOs is based on discounted cash flows as well as market pricing on comparable CDOs.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of June 30, 2010, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(7,260)	0.56 years
+100	$(2,500)	0.49 years
Base	—	0.30 years
-100	$1,048	0.19 years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEW YORK MORTGAGE TRUST, INC.

Date: August 4, 2010	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

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

4.3(b)	Form of Series A Cumulative Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008).
10.1	New York Mortgage Trust, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2010).