Form 10-Q
period 2010-09-30
NEW YORK MORTGAGE TRUST INC
filed 2010-11-05
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on November 2, 2010 was 9,425,442.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Investment securities - available for sale, at fair value (including pledged securities of $40,937 and $91,071, respectively)	$99,191	$176,691
Mortgage loans held in securitization trusts (net)	236,050	276,176
Investment in limited partnership	10,150	-
Cash and cash equivalents	40,514	24,522
Receivable for securities sold	7,743	-
Receivables and other assets	10,394	11,425
Total Assets	$404,042	$488,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Financing arrangements, portfolio investments	$38,465	$85,106
Collateralized debt obligations	227,665	266,754
Derivative liabilities	1,633	2,511
Accounts payable, accrued expenses and other liabilities	3,849	6,713
Convertible preferred debentures (net)	19,963	19,851
Subordinated debentures (net)	45,000	44,892
Total liabilities	336,575	425,827
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 authorized, 9,425,442 and 9,415,094, shares issued and outstanding, respectively	94	94
Additional paid-in capital	138,608	142,519
Accumulated other comprehensive income	14,422	11,818
Accumulated deficit	(85,657)	(91,444)
Total stockholders' equity	67,467	62,987
Total Liabilities and Stockholders' Equity	$404,042	$488,814

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

INTEREST INCOME	$4,536	$7,994	$15,942	$24,200

INTEREST EXPENSE:
Investment securities and loans held in securitization trusts	1,211	1,864	3,887	7,041
Subordinated debentures	563	785	1,995	2,417
Convertible preferred debentures	537	662	1,737	1,807
Total interest expense	2,311	3,311	7,619	11,265

NET INTEREST INCOME	2,225	4,683	8,323	12,935

OTHER INCOME (EXPENSE):
Provision for loan losses	(734)	(526)	(1,336)	(1,414)
Impairment loss on investment securities	-	-	-	(119)
Income from investment in limited partnership	150	-	150	-
Realized gain on investment securities and related hedges	1,860	359	3,958	623
Total other income (expense)	1,276	(167)	2,772	(910)

General, administrative and other expenses	2,222	1,875	6,185	5,047

INCOME FROM CONTINUING OPERATIONS	1,279	2,641	4,910	6,978
Income from discontinued operation - net of tax	298	236	877	500
NET INCOME	$1,577	$2,877	$5,787	$7,478

Basic income per common share	$0.17	$0.31	$0.61	$0.80
Diluted income per common share	$0.17	$0.30	$0.61	$0.78
Dividends declared per common share	$-	$0.25	$0.43	$0.66
Weighted average shares outstanding-basic	9,425	9,406	9,421	9,349
Weighted average shares outstanding-diluted	9,425	11,906	9,421	11,849

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (dollar amounts in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Income/(Loss)	Income	Total
Balance, December 31, 2009	$94	$142,519	$(91,444)	$11,818	$-	$62,987
Net income	-	-	5,787	-	5,787	5,787
Restricted Stock issuance	-	139	-	-	-	139
Dividends declared	-	(4,050)	-	-	-	(4,050)
Reclassification adjustment for net gain included in net income	-	-	-	(3,292)	(3,292)	(3,292)
Increase in net unrealized gain on available for sale securities	-	-	-	4,628	4,628	4,628
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	1,268	1,268	1,268
Comprehensive income	-	-	-	-	$8,391	-
Balance, September 30, 2010	$94	$138,608	$(85,657)	$14,422		$67,467

See notes to condensed consolidated financial statements.

 NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$5,787	$7,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627	1,069
Net accretion on investment securities and mortgage loans held in securitization trusts	(2,223)	(126)
Realized gain on securities and related hedges	(3,958)	(623)
Impairment loss on investment securities	-	119
Provision for loan losses	1,336	1,414
Income from investment in limited partnership	(150)	-
Lower of cost or market adjustment mortgage loans held for sale	-	307
Restricted stock issuance	139	224
Changes in operating assets and liabilities:
Receivables and other assets	76	71
Accounts payable, accrued expenses and other liabilities	(526)	(1,489)
Payments received on loans held for sale	24	975
Net cash provided by operating activities	1,132	9,419

Cash Flows from Investing Activities:
Restricted cash	690	4,600
Purchases of investment securities	-	(43,440)
Investment in limited partnership	(10,000)	-
Proceeds from sales of investment securities	33,113	198,494
Principal repayments received on mortgage loans held in securitization trusts	38,761	55,473
Principal paydowns on investment securities - available for sale	44,588	56,453
Net cash provided by investing activities	107,152	271,580

Cash Flows from Financing Activities:
Decrease in financing arrangements	(46,641)	(207,584)
Dividends paid	(6,405)	(4,753)
Payments made on collateralized debt obligations	(39,246)	(55,646)
Cash used in financing activities	(92,292)	(267,983)

Net Increase in Cash and Cash Equivalents	15,992	13,016
Cash and Cash Equivalents - Beginning of Period	24,522	9,387
Cash and Cash Equivalents - End of Period	$40,514	$22,403

Supplemental Disclosure:
Cash paid for interest	$7,269	$10,092

Non-Cash Investment Activities:
Sale of investment securities not yet settled	$7,743	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$-	$2,355

Grant of restricted stock	$30	$523

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Basis of Presentation - The condensed consolidated balance sheet as of December 31, 2009, has been derived from audited financial statements.  The condensed consolidated balance sheet at September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

The Company has evaluated all events or transactions through the date of this filing.  Other than the declaration and payment in October 2010 of a cash dividend of $0.18 per share on shares of its common stock for the quarter ended September 30, 2010, the Company did not have any material subsequent events that impacted its condensed consolidated financial statements.

Investment Securities Available for Sale - The Company's investment securities include RMBS comprised of Fannie Mae, non-Agency RMBS, initially rated AAA securities, and CLOs. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the interest method. Adjustments to amortization are made for actual prepayment activity.

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

Mortgage Loans Held in Securitization Trusts (net) - Mortgage loans held in securitization trusts consist of certain adjustable rate mortgage loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.

Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, and in every case, when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

 Investment in Limited Partnership Interest – The Company has an investment in a limited partnership.  In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting.  Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

Management periodically reviews its investments for impairment based on projected cash flows from the entity over the holding period.  When any impairment is identified, the investments are written down to recoverable amounts.

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

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 84% of the property’s current appraised value. This estimate is based on management's experience as well as our realized severity rates since issuance of our securitizations. During 2008, as a result of the significant deterioration in the housing market, we revised our policy to estimate recovery values based on current home valuations less expected costs to dispose.  These costs typically approximate 16% of the current home value. It is possible given today's deteriorating market conditions, we may realize less than that return in certain cases. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 84% of the current property value and compare that to the current balance of the loan. The difference determines the base provision for the loan loss taken for that loan. This base provision for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

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

2.  Investment Securities - Available for Sale

Investment securities available for sale consist of the following as of September 30, 2010 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$49,558	$1,774	$—	$51,332
Non-Agency RMBS	22,891	2,735	(1,716)	23,910
Collateralized Loan Obligations	10,683	13,266	—	23,949
Total	$83,132	$17,775	$(1,716)	$99,191

Investment securities available for sale consist of the following as of December 31, 2009 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$112,525	$3,701	$—	$116,226
Non-Agency RMBS	40,257	4,764	(2,155)	42,866
Collateralized Loan Obligations	9,187	8,412	—	17,599
Total	$161,969	$16,877	$(2,155)	$176,691

The following table sets forth the stated reset periods of our investment securities at September 30, 2010 (dollar amounts in thousands):

September 30, 2010	Less than 6 Months	More than 6 Months to 24 Months	More than 24 Months to 60 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$—	$27,613	$23,719	$51,332
Non-Agency RMBS	15,133	4,324	4,453	23,910
CLO	23,949	—	—	23,949
Total	$39,082	$31,937	$28,172	$99,191

The following table sets forth the stated reset periods of our investment securities at December 31, 2009 (dollar amounts in thousands):

December 31, 2009	Less than 6 Months	More than 6 Months to 24 Months	More than 24 Months to 60 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$—	$42,893	$73,333	$116,226
Non-Agency RMBS	22,065	4,865	15,936	42,866
CLO	17,599	—	—	17,599
Total	$39,664	$47,758	$89,269	$176,691

The following tables present the Company’s investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009, respectively (dollar amounts in thousands):

September 30, 2010	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Non-Agency RMBS	$—	$—	$8,484	$1,716	$8,484	$1,716
Total	$—	$—	$8,484	$1,716	$8,484	$1,716

December 31, 2009	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses	Carrying Value	Unrealized Losses
Non-Agency RMBS	$—	$—	$14,693	$2,155	$14,693	$2,155
Total	$—	$—	$14,693	$2,155	$14,693	$2,155

As of September 30, 2010 and December 31, 2009, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

3.  Mortgage Loans Held in Securitization Trusts and Real Estate Owned

Mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	September 30, 2010	December 31, 2009
Mortgage loans principal amount	$237,360	$277,007
Deferred origination costs – net	1,498	1,750
Reserve for loan losses	(2,808)	(2,581)
Total	$236,050	$276,176

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the nine months ended September 30, 2010 and 2009, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$2,581	$844
Provision for loan losses	1,210	1,316
Transfer to real estate owned	(449)	(92)
Charge-offs	(534)	—
Balance at the end of period	$2,808	$2,068

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at September 30, 2010 was $2.8 million, representing 118 basis points of the outstanding principal balance of loans held in securitization trusts as compared to 93 basis points as of December 31, 2009.  As part of the Company’s allowance for loan losses adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, collateral value, delinquency status, the borrower’s current economic and credit status and other relevant factors.

  Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the nine months ended September 30, 2010 and year ended December 31, 2009 (dollar amounts in thousands):

	September 30, 2010	December 31, 2009
Balance at beginning of period	$546	$1,366
Write downs	(126)	(70)
Transfer from mortgage loans held in securitization trusts	643	826
Disposal	(740)	(1,576)
Balance at the end of period	$323	$546

Real estate owned held in securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDOs”) issued by the Company.  As of September 30, 2010 and December 31, 2009, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trusts and the amount of CDO’s outstanding, was $8.7 million and $10.0 million, respectively.

The following tables set forth delinquent mortgage loans held in our securitization trusts and real estate owned as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

September 30, 2010
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$359	0.15%
61-90	4	2,685	1.13%
90+	37	17,293	7.27%
Real estate owned through foreclosure	2	662	0.28%

December 31, 2009
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	5	$2,816	1.01%
61-90	4	1,150	0.41%
90+	32	15,915	5.73%
Real estate owned through foreclosure	2	739	0.27%

4. Investment in Limited Partnership

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting.  Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement.

On August 10, 2010, HC invested $10 million in a limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans.  During the third quarter of 2010, the partnership acquired for approximately $9.8 million a pool of mortgage loans that generally (a) were originated approximately five years ago, (b) are currently performing and (c) have a current loan-to value ratio in excess of 100%.  The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

At September 30, 2010, the Company had an investment in limited partnership of $10.2 million.  For the three and nine months ended September 30, 2010, the Company recognized income from the investment in limited partnership of $0.2 million.

The condensed balance sheet of the investment in limited partnership at September 30, 2010 is as follows (dollar amounts in thousands):

Assets
Cash	$34
Mortgage loans held for sale (net)	9,735
Other assets	381
Total Assets	$10,150

Partners’ Equity
Partners’ equity	$10,150
Total Partners’ Equity	$10,150

The condensed statement of operations of the investment in limited partnership for the period of August 10, 2010 to September 30, 2010 is as follows (dollar amounts in thousands):

Interest Income	$150

5.  Derivative Instruments and Hedging Activities

The following table presents the fair value of derivative instruments designated as cash flow hedges used to manage the Company’s interest rate risk and their location in the Company’s condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively (dollar amounts in thousands):

Derivative Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
Interest Rate Caps	Other Assets	$—	$4
Interest Rate Swaps	Derivative Liabilities	1,633	2,511

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Nine Months Ended September 30,
Derivative Designated as Hedging Instruments	2010	2009
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(2,905)	$(5,560)
Unrealized gain	1,268	1,898
Reclassification adjustment for net gains (losses) included in net income for hedges	—	—
Balance at the end of the period	$(1,637)	$(3,662)

The Company estimates that over the next 12 months, approximately $1.2 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three and nine months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$86	$157	$303	$485
Interest expense-subordinated debentures	—	90	92	252
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	596	799	1,983	2,464

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company is unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of September 30, 2010 and December 31, 2009.  The Company had $2.2 million and $2.9 million of restricted cash related to margin posted for Swaps as of September 30, 2010 and December 31, 2009, respectively.  The restricted cash is included in receivables and other assets in the accompanying consolidated balance sheets.

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	September 30, 2010		December 31, 2009
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$3,040	2.98%	$2,070	2.99%
Over 30 days to 3 months	20,730	2.98	3,700	2.99
Over 3 months to 6 months	26,190	2.99	8,330	2.99
Over 6 months to 12 months	4,740	3.03	34,540	2.98
Over 12 months to 24 months	19,080	3.02	34,070	3.00
Over 24 months to 36 months	8,820	2.93	16,380	3.01
Over 36 months to 48 months	—	—	8,380	2.93
Total	$82,600	2.99%	$107,470	2.99%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDO’s and the subordinated debentures. The interest rate caps associated with the CDO’s are amortizing contractual schedules determined at origination. The Company had $153.8 million and $182.2 million of notional interest rate caps outstanding as of September 30, 2010 and December 31, 2009, respectively.  These interest rate caps are utilized to cap the interest rate on the CDO’s at a fixed-rate when one month LIBOR exceeds a predetermined rate.

6.  Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its Agency RMBS portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At September 30, 2010, the Company had repurchase agreements with an outstanding balance of $38.5 million and a weighted average interest rate of 0.31%.  As of December 31, 2009, the Company had repurchase agreements with an outstanding balance of $85.1 million and a weighted average interest rate of 0.27%.  At September 30, 2010 and December 31, 2009, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $40.9 million and $91.1 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of September 30, 2010, the average days to maturity for all repurchase agreements are 21 days.

The following table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of September 30, 2010 and December 31, 2009 (dollar amount in thousands):

Repurchase Agreements by Counterparty
	September 30, 2010	December 31, 2009
Counterparty Name
Cantor Fitzgerald	$5,600	$9,643
Credit Suisse First Boston LLC	13,050	20,477
Jefferies & Company, Inc.	10,289	17,764
RBS Greenwich Capital	—	22,962
South Street Securities LLC	9,526	14,260
Total Financing Arrangements, Portfolio Investments	$38,465	$85,106

As of September 30, 2010, the outstanding balance under our repurchase agreements was funded at an advance rate of 94.2% that implies an average haircut of 5.8%. As of September 30, 2010, the Company had $40.5 million in cash and $58.3 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $34.3 million of RMBS, of which $10.4 million are Agency RMBS. The $40.5 million of cash and the $34.3 million in RMBS (which, collectively, represents 194% of our financing arrangements, portfolio investments) are liquid and could be monetized to pay down or collateralize the liability immediately.

7.  Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company.  As of September 30, 2010 and December 31, 2009, the Company had CDOs outstanding of $227.7 million and $266.8 million, respectively.  As of September 30, 2010 and December 31, 2009, the current weighted average interest rate on these CDOs was 0.64% and 0.61%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $237.4 million and $277.0 million at September 30, 2010 and December 31, 2009, respectively.  The Company retained the owner trust certificates, or residual interest, for three securitizations and, as of September 30, 2010 and December 31, 2009, had a net investment in the securitization trusts, after loan loss reserves and including real estate owned, of $8.7 million and $10.0 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $153.8 million as of September 30, 2010 and an aggregate notional amount of $182.2 million as of December 31, 2009 which are accounted for as derivatives.  The interest rate caps are carried at fair value and totaled $0 as of September 30, 2010 and $4,476 as of December 31, 2009, respectively.  The interest rate cap reduces interest rate risk exposure on these transactions.

8.  Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as the subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.  Assets and liabilities related to the discontinued operation, are $4.2 million and $1.3 million, respectively, at September 30, 2010, and $4.2 million and $1.8 million, respectively, at December 31, 2009 and are included in receivables and other assets and accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the three and nine months ended September 30, 2010 and 2009 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$368	$395	$1,115	$905
Expenses	70	159	238	405
Income from discontinued operation-net of tax	$298	$236	$877	$500

9.  Commitments and Contingencies

Loans Sold to Third Parties- The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the nine months ended September 30, 2010.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of September 30, 2010, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit and against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2010, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

10.  Concentrations of Credit Risk

At September 30, 2010 and December 31, 2009, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within the mortgage loans held in the securitization trusts and the real estate owned as follows:

	September 30, 2010	December 31, 2009
New York	37.5%	38.9%
Massachusetts	25.2%	24.3%
New Jersey	8.7%	8.5%
Florida	6.0%	5.7%

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

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of September 30, 2010, was based on management’s valuation determined by using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. If a reliable market for these assets develops in the future, management will consider quoted prices provided by dealers who make markets in similar financial instruments in determining the fair value of the CLO notes. The CLO notes are classified as Level 3 fair values.

c. Interest Rate Swaps and Caps  - The fair value of interest rate swaps and caps are based on using market accepted financial models as well as dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$51,332	$—	$51,332
Non-Agency RMBS	—	23,910	—	23,910
CLO	—	—	23,949	23,949
Total	$—	$75,242	$23,949	$99,191

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$1,633	$—	$1,633
Total	$—	$1,633	$—	$1,633

	Measured at Fair Value on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$116,226	$—	$116,226
Non-Agency RMBS	—	42,866	—	42,866
CLO	—	—	17,599	17,599
Derivative assets (interest rate caps)	—	4	—	4
Total	$—	$159,096	$17,599	$176,695

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$2,511	$—	$2,511
Total	$—	$2,511	$—	$2,511

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2010 and 2009, respectively (amounts in thousands):

Investment securities available for sale:  CLO
	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$17,599	$—
Total gains (realized/unrealized)
Included in earnings (1)	1,496	260
Included in other comprehensive income/(loss)	4,854	4,332
Purchases	—	8,728
Balance at the end of period	$23,949	$13,320

 (1) - Amounts included in interest income.

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009 on the Company’s condensed consolidated balance sheet (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2010
	Level 1	Level 2	Level 3	Total
Investment in limited partnership	$—	$—	$10,150	$10,150
Mortgage loans held for sale (net) – included in discontinued operations	—	—	3,816	3,816
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	8,712	8,712
Real estate owned held in securitization trusts	—	—	323	323

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net) – included in discontinued operations	$—	$—	$3,841	$3,841
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	7,090	7,090
Real estate owned held in securitization trusts	—	—	546	546

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2010 and September 30, 2009 on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Mortgage loans held for sale (net) – included in discontinued operations	$—	$—	$—	$245
Mortgage loans held in securitization trusts (net) – impaired loans	734	525	1,336	1,414

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$40,514	$40,514	$24,522	$24,522
Investment securities – available for sale	99,191	99,191	176,691	176,691
Mortgage loans held in securitization trusts (net)	236,050	214,589	276,176	253,833
Investment in limited partnership	10,150	10,150	—	—
Derivative assets	—	—	4	4

Financial Liabilities:
Financing arrangements, portfolio investments	$38,465	$38,465	$85,106	$85,106
Collateralized debt obligations	227,665	192,010	266,754	211,032
Derivative liabilities	1,633	1,633	2,511	2,511
Subordinated debentures (net)	45,000	34,666	44,892	26,563
Convertible preferred debentures (net)	19,963	19,917	19,851	19,363

12.   Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized, with 9,425,442 and 9,415,094 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”).  As of September 30, 2010 and December 31, 2009, the Company had issued and outstanding 1,000,000 shares of Series A Preferred Stock.  Of the common stock authorized at September 30, 2010, 1,190,000 shares were reserved for issuance under the Company’s 2010 Stock Incentive Plan.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2009 and ended September 30, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

Third Quarter 2010	October 4, 2010	October 14, 2010	October 25, 2010	$0.18
Second Quarter 2010	June 16, 2010	July 6, 2010	July 26, 2010	0.18
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	0.25
Fourth Quarter 2009	December 21,2009	January 7, 2010	January 26, 2010	0.25
Third Quarter 2009	September 29, 2009	October 13, 2009	October 26, 2009	0.25
Second Quarter 2009	June 15, 2009	June 26, 2009	July 27, 2009	0.23
First Quarter 2009	March 25, 2009	April 6, 2009	April 27, 2009	0.18

The following table presents cash dividends declared by the Company on its Series A Preferred Stock with respect to each of the quarterly periods commencing January 1, 2009 and ended September 30, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

Third Quarter 2010	September 29, 2010	September 30, 2010	October 29, 2010	$0.50
Second Quarter 2010	June 16, 2010	June 30, 2010	July 30, 2010	0.50
First Quarter 2010	March 16, 2010	March 31, 2010	April 30, 2010	0.63
Fourth Quarter 2009	December 21, 2009	December 31, 2009	January 29, 2010	0.63
Third Quarter 2009	September 29 , 2009	September 30, 2009	October 30, 2009	0.63
Second Quarter 2009	June 15, 2009	June 30, 2009	July 30, 2009	0.58
First Quarter 2009	March 25, 2009	March 31, 2009	April 30, 2009	0.50

The Company calculates basic net income per share by dividing net income for the period by the weighted-average shares of common stock outstanding for that period.  Diluted net income per share gives effect to the conversion of the Series A Preferred Stock and uses the conversion ratio to determine the number of incremental shares that are added to the weighted-average number of shares outstanding for purposes of the diluted net income per share calculation.

The following table presents the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator :
Net income – Basic	$1,577	$2,877	$5,787	$7,478
Net income from continuing operations	1,279	2,641	4,910	6,978
Net income from discontinued operations (net of tax)	298	236	877	500
Effect of dilutive instruments:
Convertible preferred debentures	537	662	1,737	1,807
Net income – Dilutive	2,114	3,539	7,524	9,285
Net income from continuing operations	1,816	3,303	6,647	8,785
Net income from discontinued operations (net of tax)	$298	$236	$877	$500
Denominator:
Weighted average basis shares outstanding	9,425	9,406	9,421	9,349
Effect of dilutive instruments:
Convertible preferred debentures	2,500	2,500	2,500	2,500
Weighted average dilutive shares outstanding (1)	9,425	11,906	9,421	11,849
EPS:
Basic EPS	$0.17	$0.31	$0.61	$0.80
Basic EPS from continuing operations	0.14	0.28	0.52	0.75
Basic EPS from discontinued operations (net of tax)	0.03	0.03	0.09	0.05
Dilutive EPS	0.17	0.30	0.61	0.78
Dilutive EPS from continuing operations	0.14	0.28	0.52	0.74
Basic EPS from discontinued operations (net of tax)	$0.03	$0.02	$0.09	$0.04

(1)– Amounts are excluded from dilutive calculation if it is anti-dilutive.

13.  Convertible Preferred Debentures

As of September 30, 2010, there were 1.0 million shares of our Series A Preferred Stock outstanding with an aggregate redemption value of $20.0 million and a current dividend payment rate of 10%.  The Series A Preferred Stock matures on December 31, 2010, at which time any outstanding shares must be redeemed by the Company at $20.00 per share plus any accrued and unpaid dividends.  Because of this mandatory redemption feature, the Company classifies these securities as a liability on its balance sheet, and accordingly, the corresponding distribution as an interest expense.  The Company plans to redeem these securities from working capital.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million.  The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any future quarterly common stock dividends exceed $0.20 per share.  On October 4, 2010, the Company declared a third quarter 2010 common stock dividend of $0.18, resulting in a dividend rate of 10% (per annum) for the Series A Preferred Stock in the 2010 third quarter.  The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock.

14.  Related Party Transactions

Advisory Agreements

On January 18, 2008, the Company entered into an advisory agreement (the “Prior Advisory Agreement”) with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS was responsible for implementing and managing the Company’s investments in certain real estate-related and financial assets.  The Company entered into the Prior Advisory Agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of it affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc.  Pursuant to Schedules 13D filed with the SEC on February 17, 2009 and as adjusted for issuances of the Company’s common stock since that time, HCS and JMP Group Inc. beneficially owned approximately 18.8% and 12.1%, respectively, of the Company’s common stock, and 100%, collectively, of the Company’s Series A Preferred Stock.  The Prior Advisory Agreement was terminated effective July 26, 2010 upon execution and effectiveness of an amended and restated advisory agreement among the Company, HC, NYMF and HCS (the “New Advisory Agreement”).

Pursuant to the Prior Advisory Agreement, HCS manages investments made by HC and NYMF (other than certain RMBS that are held in these entities for regulatory compliance purposes) as well as any additional subsidiaries that were acquired or formed to hold investments made on the Company’s behalf by HCS. The Company sometimes refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.”  The Prior Advisory Agreement provided for the payment to HCS of a base advisory fee that is a percentage of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries, which may include the net asset value of assets held by the Managed Subsidiaries as of any fiscal quarter end, and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles.

Pursuant to the New Advisory Agreement, HCS will provide investment advisory services to the Company and will manage on the Company’s behalf “new program assets” acquired after the date of the New Advisory Agreement.  The terms for new program assets, including the compensation payable thereunder to HCS by the Company, will be negotiated on a transaction-by-transaction basis.  For those new program assets identified as “Managed Assets”, HCS will be (A) entitled to receive a quarterly base advisory fee (payable in arrears) in an amount equal to the product of (i) ¼ of the amortized cost of the Managed Assets as of the end of the quarter, and (ii) 2%, and (B) eligible to earn incentive compensation on the Managed Assets for each fiscal year during the term of the Agreement in an amount (not less than zero) equal to 35% of the GAAP net income attributable to the Managed Assets for the full fiscal year (including paid interest and realized gains), after giving effect to all direct expenses related to the Managed Assets, including but not limited to, the annual consulting fee (described below) and base advisory fees, that exceeds a hurdle rate of 13% based on the average equity of the Company invested in Managed Assets during that particular year.  For those new program assets identified as Scheduled Assets, HCS will receive the compensation, which may include base advisory and incentive compensation, agreed upon between the Company and HCS and set forth in a term sheet or other documentation related to the transaction.  HCS will continue to be eligible to earn incentive compensation on those assets held by the Company as of the effective date of the New Advisory Agreement that are deemed to be managed assets under the Prior Advisory Agreement.  Incentive compensation for these “legacy assets” will be calculated in the manner prescribed in the Prior Advisory Agreement.  Lastly, during the term of the New Advisory Agreement, the Company will pay HCS an annual consulting fee equal to $1 million, subject to reduction under certain circumstances, payable on a quarterly basis in arrears, for consulting and support services related to finance, capital markets, investment and other strategic activities of the Company.

For the three and nine months ended September 30, 2010, HCS earned aggregate base advisory and consulting fees of approximately $0.3 million and $0.6 million, respectively, and an incentive fee of approximately $0.7 million and $1.6 million, respectively.   For the three and nine months ended September 30, 2009, HCS earned a base advisory fee of approximately $0.2 million and $0.6 million, respectively.  For the three and nine months ended September 30, 2009, HCS earned an incentive fee of approximately $0.3 million and $0.3 million, respectively.  As of September 30, 2010, HCS was managing approximately $46.5 million of assets on the Company’s behalf.

The New Advisory Agreement has an initial term that expires on June 30, 2012, subject to automatic annual one-year renewals thereafter. The Company may terminate the Agreement or elect not to renew the Agreement, subject to certain conditions and subject to paying a termination fee equal to the product of (A) 1.5 and (B) the sum of (i) the average annual base advisory fee earned by HCS during the 24-month preceding the effective termination date, and (ii) the annual consulting fee.  The New Advisory Agreement replaces the Prior Advisory Agreement.

Accounting Outsourcing Agreement

On October 4, 2010 the Board of Directors of the Company appointed Fredric S. Starker to succeed Steven R. Mumma as Chief Financial Officer of the Company.  Mr. Starker is a Principal of Real Estate Systems Implementation Group, LLC (“RESIG”), a real estate consulting firm.  The Company entered into an outsourcing agreement (the “Accounting Outsourcing Agreement”) with RESIG effective May 1, 2010, pursuant to which RESIG, among other things, (a) performs day-to-day accounting services for the Company and (b) agreed to provide, subject to approval by the Company’s Board of Directors, a Chief Financial Officer to the Company. In exchange for the services rendered under the Accounting Outsourcing Agreement, RESIG receives an annual fee of $300,000, which fee will automatically increase by 5% on each anniversary of the date of the Accounting Outsourcing Agreement.

15.  Income Taxes

At September 30, 2010, the Company had approximately $57.3 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. In connection with a prior transaction, the Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. At this time, based on management’s initial assessment of the limitations, management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.  The Company continues to maintain a reserve for 100% of the deferred tax benefits.

16.  Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”).  The terms of the 2010 Plan are substantially the same as the 2005 Plan.  However, any outstanding awards under the 2005 Plan will continue in accordance with the terms of the 2005 Plan and any award agreement executed in connection with such outstanding awards.  At September 30, 2010, there are 30,999 shares of restricted stock outstanding under the 2005 Plan.

Pursuant to the 2010 Stock Incentive Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.   The Company’s directors have been issued 7,177 shares in lieu of cash compensation under the 2010 Plan as of September 30, 2010.

During the three and nine months ended September 30, 2010, the Company recognized non-cash compensation expense of $43,788 and $0.1 million, respectively.  During the three and nine months ended September 30, 2009, the Company recognized non-cash compensation expense of $0.2 million and $0.2 million, respectively.  Dividends are paid on all restricted stock issued, whether those shares have vested or not.  In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock for the nine months ended September 30, 2010 and September 30, 2009 are presented below:

	2010		2009
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value
Non-vested shares at January 1	60,665	$5.28	—	$—
Granted	4,000	7.50	99,000	5.28
Forfeited	(829)	5.28	—	—
Vested	(32,837)	5.42	(34,335)	5.28
Non-vested shares as of September 30	30,999	$5.42	64,665	$5.28

At September 30, 2010 and December 31, 2009, the Company had unrecognized compensation expense of $0.1 million and $0.2 million, respectively, related to the non-vested shares of restricted common stock.  The unrecognized compensation expense at September 30, 2010 is expected to be recognized over a weighted average period of 0.8 years.

17.  Subsequent Event

The Company’s Board of Directors declared on October 4, 2010 a cash dividend of $0.18 per share on shares of its common stock for the quarter ended September 30, 2010.  The dividend was paid on October 25, 2010 to common stockholders of record as of October 14, 2010.

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

Our forward-looking statements are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to us.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us and many of which are beyond our control and that might cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•
our portfolio strategy and operating strategy may be changed or modified by us without advance notice to you or stockholder approval and we may suffer losses as a result of such modifications or changes;

•	our ability to successfully diversify our investment portfolio and identify suitable assets to invest in;

•	market changes in the terms and availability of financing sources to fund our investment activities;

•	reduced demand for our securities in the mortgage securitization and secondary markets;

•	interest rate mismatches between our interest-earning assets and our borrowings used to fund such purchases;

•	changes in interest rates and mortgage prepayment rates;

•	increased rates of default and/or decreased recovery rates on our assets;

•	changes in the financial markets and economy generally;

•	effects of interest rate caps on our adjustable-rate mortgage-backed securities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of recent U.S. Government actions on the housing and credit markets;
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

Except as may be required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the events described by our forward-looking events might not occur.  We qualify any and all of our forward-looking statements by these cautionary factors.  In addition, you should carefully review the risk factors described in other documents we file from time to time with the SEC.

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT”, the “Company”, “we”, “our”, and “us”), is a real estate investment trust, or REIT, in the business of acquiring and managing primarily (i) residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities (“RMBS”) for which the principal and interest payments are guaranteed by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or a U.S. Government-sponsored entity (“GSE” or “Agency”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which we refer to collectively as “Agency RMBS,” (ii) RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans (“non-Agency RMBS”), and (iii) prime credit quality residential adjustable-rate mortgage (“ARM”) loans held in securitization trusts, or prime ARM loans. The remainder of our investments at September 30, 2010 are primarily comprised of notes issued by a collateralized loan obligation (“CLO”) and a $10 million investment in a limited partnership that holds mortgage loans. We also may opportunistically acquire and manage various other types of real estate-related and financial assets, including, among other things, certain non-rated residential mortgage assets, commercial mortgage-backed securities (“CMBS”), commercial real estate loans and other similar investments and, subject to maintaining our qualification as a REIT, debt or equity securities that may or may not be related to real estate. These assets, together with non-Agency RMBS and CLOs, typically present greater credit risk and less interest rate risk than our investments in Agency RMBS and prime ARM loans, and may also permit us to potentially utilize all or part of a significant net operating loss carry-forward held by Hypotheca Capital, LLC (“HC”), our wholly-owned subsidiary and former mortgage lending business.

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

Prior to 2009, our investment portfolio was primarily comprised of Agency RMBS, prime ARM loans held in securitization trusts and certain non-agency RMBS rated in the highest rating category by two rating agencies. Beginning in the first quarter of 2009, we commenced a repositioning of our investment portfolio to transition the portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, which primarily involve interest rate risk, to a more diversified portfolio that includes elements of credit risk with reduced leverage. The repositioning included a reduction in the Agency RMBS held in our portfolio through the disposition of Agency ARM RMBS and GSE-issued collateralized mortgage obligation floating rate securities, or “Agency CMO floaters”, a net increase in our non-Agency RMBS position, our opportunistic purchase in March 2009 of discounted notes issued by a CLO and a $10 million investment in a fund that holds mortgage loans.

Pursuant to an advisory agreement between Harvest Capital Strategies LLC (“HCS”) and us, certain of our assets are managed by HCS.  See Note 14 to our condensed consolidated financial statements.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004. As a result, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.

Recent Events

Accounting Outsourcing Agreement. On October 4, 2010 the Board of Directors of the Company appointed Fredric S. Starker to succeed Steven R. Mumma as Chief Financial Officer of the Company.  Mr. Starker is a Principal of Real Estate Systems Implementation Group, LLC (“RESIG”), a real estate consulting firm.  The Company entered into an outsourcing agreement (the “Accounting Outsourcing Agreement”) with RESIG effective May 1, 2010, pursuant to which RESIG, among other things, (a) performs day-to-day accounting services for the Company and (b) agreed to provide, subject to approval by the Company’s Board of Directors, a Chief Financial Officer to the Company. In exchange for the services rendered under the Accounting Outsourcing Agreement, RESIG receives an annual fee of $300,000, which fee will automatically increase by 5% on each anniversary of the date of the Accounting Outsourcing Agreement.

Investment in Limited Partnership. On August 10, 2010, HC invested $10 million in a limited partnership for the purpose of acquiring, holding, servicing, selling or otherwise disposing of first-lien residential mortgage loans.  We expect a substantial portion of the mortgage loans to be acquired by the partnership will be distressed residential mortgages, which may include both performing and non-performing loans.  HC owns 100% of the limited partnership interests in the partnership and will generally receive quarterly distributions of current income and other proceeds from the partnership, net of current expenses.  We may seek similar investment opportunities with the general partner or other qualified asset managers in the future, depending upon prevailing market conditions.

Investment in New Bridger Holdings LLC.  In May 2010, the Company closed on an investment of up to $750,000 in senior secured notes (the “Bridger Notes”) issued by New Bridger Holdings LLC (“New Bridger”), the parent company of Bridger Commercial Funding LLC (“Bridger”).  The Bridger Notes bear interest at 15% per annum (on the unpaid principal amount) and will mature in May 2011, at which time the unpaid principal and interest must be repaid.  Bridger is a 12-year old firm specializing in originating and funding commercial mortgages primarily through a nationwide network of commercial banks.  Bridger includes its loans in larger securitization pools resulting in the issuance of both investment and non-investment grade CMBS.  As part of the transaction, the Company also received warrants to acquire Class C units equal to up to 25% of the fully diluted equity interests of New Bridger.  In addition, the Company has an option to purchase an additional 23% of the fully diluted equity interests of New Bridger.

In addition, in connection with its investment in the Bridger Notes, the Company and Bridger entered into a Mortgage Loan Origination Program Agreement pursuant to which Bridger has agreed to use its commercially reasonable best efforts to cause “B-pieces” that are part of a securitized pool of commercial mortgage loans originated, at least in part, by Bridger to be offered to the Company for purchase on terms similar to those offered to other third parties.  As of October 28, 2010, the Company had yet to acquire any B-pieces pursuant to the Mortgage Loan Origination Program Agreement.  The Company’s investment in the Bridger Notes was completed in connection with a similar investment by an affiliate of HCS.  Steven R. Mumma, the Company’s Chief Executive Officer, and James J. Fowler, the Company’s Chairman of the Board, are presently serving as interim co-chief executive officers of New Bridger.  As of September 30, 2010, the Company had extended $0.5 million under the Bridger Notes.  The Company advanced an additional $0.1 million to New Bridger through November 1, 2010.

Current Market Conditions and Commentary

General.   In recent years, the residential housing, mortgage, credit and financial markets in the United States have experienced a variety of difficulties and changed economic conditions, including increased rates of loan defaults, significant credit losses and decreased liquidity. Currently, the U.S. economy appears to be in a weak recovery from what some economists have labeled the most significant economic recession since the Great Depression.  A number of these difficulties and changed economic conditions have continued to persist in various ways.  In response, the U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation (FDIC) and other governmental and regulatory bodies have taken, and in some cases, are considering taking other actions, in an effort to stabilize or improve current market and economic conditions.  These actions include, among other things, the conservatorship of, and other programs involving, Fannie Mae and Freddie Mac, the Emergency Economic Stabilization Act of 2008 (EESA), the Troubled-Asset Relief Program (TARP), the Capital Purchase Program (CPP), the Term Asset-Backed Securities Loan Facility (TALF), the American Recovery and Reinvestment Act of 2009 (ARRA), the Homeowner Affordability and Stability Plan (HASP) and the Homeowner Affordable Modification Program (HAMP). While the impact from many of these programs has not been as extensive as initially anticipated, a number of these programs have impacted and may in the future impact our portfolio and our results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for RMBS and other targeted assets, interest rate swaps and other derivatives as much of the legislation’s implementation will be defined and carried out by regulators in future months.

Recent Developments at Fannie Mae and Freddie Mac.  Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship.  Recently, the Federal Housing Finance Agency indicated that Fannie Mae and Freddie Mac may need an injection of up to $363 billion in aggregate to support these entities up to 2013, further raising questions regarding the continued viability of these entities as currently structured, including the guarantees that back the RMBS issued by them.  Meanwhile, the Obama Administration recently hosted a major conference on the future of housing finance, which included a discussion regarding the future of Fannie Mae and Freddie Mac, all of which is geared toward developing a comprehensive housing finance reform proposal for delivery to Congress by January 2011.   The scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. New regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations.  A brief summary of certain recent material developments involving Fannie Mae and Freddie Mac is set forth below:

•
The Federal Reserve’s Agency RMBS purchase program, which provided for purchases of up to $1.25 trillion of Agency RMBS, was completed on March 31, 2010.  While we expected that the termination of this purchase program might cause a decrease in demand for Agency RMBS issued by Fannie Mae and Freddie Mac, which, in turn, was expected to reduce their market price, we continue to see strong demand for these securities and the continuation of elevated market prices for these securities.  As a result, we have continued during the nine months ended September 30, 2010 to pursue investments in other asset categories that we believe will provide more attractive returns.  We note that it is also possible that the U.S. Treasury or Federal Reserve could intervene in the Agency RMBS markets in the future; however, we are unable at this time to predict any impact that such actions could have on the markets or our investment portfolio.

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

•
More recently, there have been indications that Fannie Mae and Freddie Mac, as well as certain bond insurers and large private investors, intend to pursue more aggressively in the future, repurchase demands for breaches of representation and warranties involved in the sale of loans now in default.  In October 2010, various reports indicated that Freddie Mac and Fannie Mae had procured the services of a prominent New York law firm to assist the GSE’s with large-scale repurchase requests for breaches of representations and warranties by the sellers of mortgage loans.  (We could experience an increase in repurchase requests in the future if such large-scale repurchase demands become more prevalent.)

Mortgage and other asset values. Similar to 2009, we continue to observe strong demand and high prices for Agency RMBS during the nine months ended September 30, 2010.  Although we expected the termination of the Federal Reserve’s Agency RMBS purchase program to cause the market value of Agency RMBS to decline over time as a result of reduced demand, we have yet to observe such a decline in prices.

Market demand for non-Agency RMBS has steadily increased since early 2009 and throughout 2010, with some recent flattening in terms of pricing.  The steadily increasing prices were due to increased demand and the reduced market yields for Agency RMBS.    We also expect market values for certain other real estate-related and financial assets, such as our CLOs, to improve as the economic outlook in the U.S. and abroad improves.

Credit Quality.   U.S. residential mortgage delinquency rates have continued to remain at high levels for various types of mortgage loans during the 2010 third quarter. Recent months have seen some stabilization or improvement of certain measures of credit quality, although this stabilization and/or improvement may ultimately prove to be temporary.

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

Financing markets and liquidity. The actions of the Federal Reserve and the U.S. Treasury, starting in 2008, have stabilized the financing and liquidity environment for Agency RMBS. The liquidity facilities created by the Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25% have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing for Agency RMBS. The 30-day LIBOR, which was 0.26% as of October 20, 2010, has remained relatively unchanged since December 31, 2009.  The Federal Reserve has continued to reaffirm its plan to hold the Fed Funds Rate near zero percent.  While we expect interest rates to rise over the longer term, we believe that interest rates, and thus our financing costs, are likely to remain at these historically low levels until such time as the economic data begin to confirm a sustainable improvement in the overall economy.

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

In addition to an improved financing environment for Agency RMBS, the collateral requirements of our repurchase agreement lenders also improved throughout 2009 and again in the first nine months of 2010, with the average “haircut” related to our repurchase agreement financing declining to approximately 5.8% at September 30, 2010.  As of September 30, 2010, the Company had available cash of $40.5 million to meet short term liquidity requirements.

Prepayment rates.  As a result of various government initiatives, including HASP, HAMP and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages continue to be historically low.  While these trends have historically resulted in higher rates of refinancing and thus higher prepayment speeds, we have observed little impact from refinancing on the CPR for our portfolio.  However, and as discussed above, the CPR on our RMBS portfolio was negatively impacted during the nine months ended September 30, 2010, and in particular, during the three months ended June 30, 2010, by repurchase programs implemented by Freddie Mac and Fannie Mae as discussed above.  See “– Summary of Operations – Prepayment Experience” below.

Significance of Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 and “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein.  There have been no significant changes to those policies during 2010.

Summary of Operations

Net Interest Spread. For the three and nine months ended September 30, 2010, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS, CLO, mortgage loans held in securitization trusts and mortgage loans held for sale.  The net interest spread on our investment portfolio was 363 basis points for the quarter ended September 30, 2010, as compared to 370 basis points for the quarter ended June 30, 2010, and 413 basis points for the quarter ended September 30, 2009.

Financing. During the quarter ended September 30, 2010, we continued to employ a balanced and diverse funding mix to finance our assets.  At September 30, 2010, our Agency RMBS portfolio was funded with approximately $38.5 million of repurchase agreement borrowing, which represents approximately 11.4% of our total liabilities, at a weighted average interest rate of 0.31%.  The Company’s average haircut on its repurchase borrowings was approximately 5.8% at September 30, 2010. As of September 30, 2010, the loans held in securitization trusts were permanently financed with approximately $227.7 million of CDOs, which represents approximately 67.6% of our total liabilities, at an average interest rate of 0.64%.  The Company has a net equity investment of $8.7 million in the securitization trusts as of September 30, 2010.

At September 30, 2010 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was less than 1 to 1. We have continued to utilize significantly less leverage than our previously targeted leverage due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio that includes elements of credit risk with reduced leverage. Because financing for some of these assets that introduce credit risk remains unfavorable, to date, we have used available cash and cash from operating activities to finance assets other than Agency RMBS and prime ARM loans.

Prepayment Experience. The CPR on our overall mortgage portfolio averaged approximately 21.1% during the three months ended September 30, 2010, as compared to 20.5% for the three months ended June 30, 2010.  CPRs on our purchased portfolio of RMBS for the three months ended September 30, 2010 were adversely impacted by the combination of the Fannie Mae delinquent loan buyback programs announced in the 2010 first quarter and a historically low interest rate environment, resulting in an average CPR of approximately 26.0% for the three months ended September 30, 2010, as compared to 36.3% for the three months ended June 30, 2010.  The CPRs on our mortgage loans held in securitization trusts averaged approximately 18.7% during the three months ended September 30, 2010, as compared to 11.9% for the three months ended June 30, 2010.  When prepayment expectations over the remaining life of assets increase, we amortize premiums over a shorter time period, which results in a reduced yield to maturity on our investment assets.  Conversely, if prepayment expectations decrease, the premium is amortized over a longer period resulting in a higher yield to maturity.  We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

Financial Condition

As of September 30, 2010, we had approximately $404.0 million of total assets, as compared to approximately $488.8 million of total assets as of December 31, 2009.

Balance Sheet Analysis - Asset Quality

Investment Securities - Available for Sale - The following tables set forth the credit characteristics of our investment securities portfolio as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

September 30, 2010	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio
Agency RMBS	FNMA	$48,668	$51,332	51.8%
Non-Agency RMBS	B/B	8,172	6,783	6.8%
	CCC or Below	23,008	17,127	17.3%
CLO	BBB/Baa	10,400	6,294	6.3%
	BB/Ba	15,300	8,542	8.6%
	B/B	20,250	9,113	9.2%
Total		$125,798	$99,191	100.0%

December 31, 2009	Sponsor or Rating S&P/Moodys/Fitch	Par Value	Carrying Value	% of Portfolio
Agency RMBS	FNMA	$110,324	$116,226	65.8%
Non-Agency RMBS	AAA/Aaa	2,195	1,717	1.0%
	AA/Aa	1,270	886	0.5%
	A/A	364	321	0.2%
	BB/Ba	13,384	11,336	6.3%
	B/B	11,743	8,812	5.0%
	CCC/Caa or Below	28,028	19,794	11.2%
CLO	BBB/Baa	10,400	5,408	3.1%
	BB/Ba	15,300	5,508	3.1%
	B/B	20,250	6,683	3.8%
Total		$213,258	$176,691	100%

Performance characteristics of non-Agency RMBS - The following tables detail performance characteristics of our non-Agency RMBS portfolio as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

September 30, 2010
	Acquired after 2008	Acquired prior to 2009
Current Par Value	$17,110	$14,071
Collateral Type
Fixed Rate	$496	$13,462
Arms	$16,614	$609
Weighted average purchase price	58.66%	91.36%
Weighted average credit support	26.24%	3.67%
Weighted average 60+ delinquencies (including 60+, REO and foreclosure)	10.06%	7.38%
Weighted average 3 month CPR	11.65%	18.84%
Weighted average 3 month voluntary prepayment rate	5.48%	8.85%

December 31, 2009
	Acquired after 2008	Acquired prior to 2009
Current Par Value	$38,682	$18,302
Collateral Type
Fixed Rate	$3,738	$17,693
Arms	$34,944	$609
Weighted average purchase price	60.51%	92.05%
Weighted average credit support	8.76%	4.06%
Weighted average 60+ delinquencies (including 60+, REO and foreclosure)	20.61%	3.66%
Weighted average 3 month CPR	16.24%	17.46%
Weighted average 3 month voluntary prepayment rate	9.78%	15.84%

Detailed composition of loans securitizing our CLO’s – The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance, industry and Moody’s Investor Services, Inc’s (“Moody’s”) rating category as of September 30, 2010 and December 31, 2009, respectively (dollar amounts in thousands):

	As of September 30, 2010			As of December 31, 2009
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal
$0 - $500	4	04/2012 – 06/2016	$1,799	7	3/2014 - 03/2017	$3,471
$500 - $2,000	44	12/2012 – 10/2017	58,311	18	12/2011 - 12/2015	24,722
$2,000 - $5,000	85	05/2011 – 06/2017	267,065	55	5/2011 - 2/2016	198,895
$5,000 - $10,000	17	03/2012 – 03/2016	114,764	28	11/2010 - 10/2014	202,080
+$10,000				3	12/2009 - 10/2012	32,292
Total	150		$441,939	111		$461,460

September 30, 2010

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare Education and Childcare	15	$47,158	10.67%
Electronics	8	30,524	6.91%
Personal, Food & Misc. Services	8	28,590	6.47%
Retail Store	8	26,578	6.01%
Telecommunications	11	26,172	5.92%
Leisure, Amusement, Motion Pictures & Entertainment	10	22,432	5.08%
Chemicals, Plastics and Rubber	7	22,082	5.00%
Aerospace & Defense	9	21,500	4.86%
Utilities	4	16,077	3.64%
Hotels, Motels, Inns and Gaming	5	15,755	3.56%
Cargo Transport	3	14,542	3.29%
Printing & Publishing	5	13,889	3.14%
Personal & Non-Durable Consumer Products	4	13,464	3.05%
Finance	5	13,203	2.99%
Beverage, Food & Tobacco	5	13,148	2.98%
Farming & Agriculture	3	12,901	2.92%
Insurance	2	12,778	2.89%
Personal Transportation	4	11,236	2.54%
Ecological	4	10,986	2.49%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	3	9,505	2.15%
Diversified/Conglomerate Mfg.	3	9,154	2.07%
Broadcasting & Entertainment	2	8,256	1.87%
Containers, Packaging and Glass	3	7,300	1.65%
Diversified Conglomerate Service	2	5,979	1.35%
Mining, Steel, Iron and Non-Precious Metals	3	5,484	1.24%
Buildings and Real Estate	2	4,988	1.13%
Textiles & Leather	3	4,789	1.08%
Grocery	3	3,828	0.87%
Oil & Gas	2	3,403	0.77%
Automobile	2	3,301	0.75%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1,545	0.35%
Diversified Natural Resources, Precious Metals and Minerals	1	1,392	0.31%
	150	$441,939	100.00%

December 31, 2009

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	14	$57,190	12.4%
Diversified/Conglomerate Service	6	42,348	9.2%
Personal, Food & Misc. Services	6	38,638	8.4%
Electronics	7	26,532	5.7%
Printing & Publishing	4	23,990	5.2%
Telecommunications	6	23,098	5.0%
Insurance / Finance	5	22,915	5.0%
Utilities / Oil & Gas	6	21,782	4.7%
Personal & Non-Durable Consumer Products	6	21,298	4.6%
Retail Store	6	21,211	4.6%
Aerospace & Defense	6	20,462	4.4%
Cargo Transport / Personal Transportation	3	19,499	4.2%
Chemicals, Plastics and Rubber	6	18,532	4.0%
Hotels, Motels, Inns and Gaming	4	18,183	3.9%
Broadcasting & Entertainment	3	16,496	3.6%
Beverage, Food & Tobacco	6	15,880	3.4%
Leisure, Amusement, Motion Pictures & Entertainment	4	11,146	2.4%
Other	13	42,260	9.3%
Total	111	$461,460	100.0%

	As of September 30, 2010			As of December 31, 2009
Moody's Rating Category	Number of Loans	Outstanding Balance	% of Outstanding Balance	Number of Loans	Outstanding Balance	% of Outstanding Balance
Baa3	1	$5,849	1.32%	2	$6,955	1.5%
Ba1	8	28,417	6.43%	9	28,242	6.1%
Ba2	18	51,999	11.77%	9	26,418	5.7%
Ba3	27	63,517	14.37%	15	44,374	9.6%
B1	34	89,838	20.33%	17	51,355	11.1%
B2	42	116,520	26.37%	28	106,325	23.0%
B3	12	46,521	10.52%	21	137,531	29.8%
Caa1	4	24,142	5.46%	5	23,850	5.2%
Caa2	1	7,756	1.76%	3	26,311	5.7%
Caa3	1	3,563	0.81%	1	540	0.1%
Ca	2	3,817	0.86%	—	—	—
D	—	—	—%	1	9,559	2.2%

Total	150	$441,939	100.0%	111	$461,460	100.0%

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

The following table details mortgage loans held in securitization trusts at September 30, 2010 (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
September 30, 2010	576	$237,360	3.77%	$236,050
December 31, 2009	647	$277,007	5.19%	$276,176

At September 30, 2010, mortgage loans held in securitization trusts totaled approximately $236.1 million, or 58.4% of our total assets.  Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 80.3% of which are ARM loans that are interest only.  With respect to our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which we believe mitigates the “payment shock” at the time of interest rate reset.  None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following tables set forth the composition of our portfolio of mortgage loans held in securitization trusts as of September 30, 2010 (dollar amounts in thousands):

Loans Held in Securitization Trusts:
	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$442	$2,950	$48
Current Coupon Rate	3.77%	7.25%	1.50%
Gross Margin	2.37%	5.00%	1.13%
Lifetime Cap	11.27%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	295	303	262
Average Months to Reset	3	12	1
Original Average FICO Score	730	818	593
Original Average LTV	70.67%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month Libor	3%	1.69%
Six Month Libor	72%	2.40%
One Year Libor	17%	2.26%
One Year CMT	8%	2.65%
Total	100%

The following table details loan summary information for loans held in securitization trusts at September 30, 2010 (dollar amounts in thousands).

Description			Interest Rate %			Final Maturity
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Periodic Payment Terms (months)	Prior Liens	Original Amount of Principal	Current Amount of Principal	Principal Amount of Loans Subject to Delinquent Principal or Interest
Single	<= $100	11	5.88	2.63	3.36	12/01/34	11/01/35	360	N/A	$1,396	$819	$-
Family	<=$250	69	6.63	2.63	3.65	09/01/32	12/01/35	360	N/A	14,185	12,306	418
	<=$500	111	7.13	2.63	3.83	10/01/32	01/01/36	360	N/A	42,179	38,909	6,595
	<=$1,000	40	6.00	1.63	3.52	08/01/33	12/01/35	360	N/A	31,888	30,058	2,655
	>$1,000	21	6.25	2.75	4.54	01/01/35	11/01/35	360	N/A	37,357	36,868	6,247
	Summary	252	7.13	1.63	3.77	09/01/32	01/01/36	360	N/A	127,005	118,960	15,915
2-4	<= $100	1	3.63	3.63	3.63	02/01/35	02/01/35	360	N/A	80	74	75
FAMILY	<=$250	7	4.00	2.75	3.21	12/01/34	07/01/35	360	N/A	1,415	1,229	191
	<=$500	15	7.25	2.25	3.76	09/01/34	01/01/36	360	N/A	5,554	5,286	254
	<=$1,000	1	2.88	2.88	2.88	04/01/35	04/01/35	360	N/A	540	540	-
	>$1,000	0	-	-	-	01/00/00	01/00/00	360	N/A	-	-	-
	Summary	24	7.25	2.25	3.56	09/01/34	01/01/36	360	N/A	7,589	7,129	520
Condo	<= $100	15	6.38	2.63	3.19	01/01/35	12/01/35	360	N/A	1,804	1,025	101
	<=$250	75	6.38	2.63	3.92	02/01/34	01/01/36	360	N/A	14,728	13,296	444
	<=$500	68	6.25	1.63	3.89	09/01/32	12/01/35	360	N/A	23,623	22,497	662
	<=$1,000	21	5.50	1.75	3.08	08/01/33	10/01/35	360	N/A	15,489	14,606	-
	>$1,000	10	6.13	2.75	3.51	01/01/35	09/01/35	360	N/A	14,914	14,666	-
	Summary	189	6.38	1.63	3.74	09/01/32	01/01/36	360	N/A	70,558	66,090	1,207
CO-OP	<= $100	5	5.13	2.63	3.28	10/01/34	12/01/35	360	N/A	1,563	338	-
	<=$250	20	6.13	2.25	3.45	10/01/34	12/01/35	360	N/A	4,313	3,614	212
	<=$500	25	6.38	1.50	3.45	08/01/34	12/01/35	360	N/A	10,124	9,056	-
	<=$1,000	14	5.50	2.63	3.44	12/01/34	11/01/35	360	N/A	10,219	9,944	-
	>$1,000	4	6.00	2.38	3.44	11/01/34	12/01/35	360	N/A	5,659	5,354	-
	Summary	68	6.38	1.50	3.53	08/01/34	12/01/35	360	N/A	31,878	28,306	212
PUD	<= $100	1	3.00	3.00	3.00	07/01/35	07/01/35	360	N/A	100	92	-
	<=$250	18	6.50	2.63	4.04	01/01/35	12/01/35	360	N/A	3,619	3,444	345
	<=$500	15	6.88	2.63	4.00	08/01/32	12/01/35	360	N/A	5,234	4,944	455
	<=$1,000	5	5.88	2.63	3.83	05/01/34	12/01/35	360	N/A	3,432	3,252	598
	>$1,000	4	6.13	2.75	4.46	04/01/34	12/01/35	360	N/A	5,233	5,143	1,085
	Summary	43	6.88	2.63	4.02	08/01/32	12/01/35	360	N/A	17,618	16,875	2,483
Summary	<= $100	33	6.38	2.63	3.27	10/01/34	12/01/35	360	N/A	4,943	2,348	176
	<=$250	189	6.63	2.25	3.76	09/01/32	01/01/36	360	N/A	38,260	33,889	1,610
	<=$500	234	7.25	1.50	3.83	08/01/32	01/01/36	360	N/A	86,714	80,692	7,966
	<=$1,000	81	6.00	1.63	3.40	08/01/33	12/01/35	360	N/A	61,568	58,400	3,253
	>$1,000	39	6.25	2.38	4.16	04/01/34	12/01/35	360	N/A	63,163	62,031	7,332
Grand Total		576	7.25	1.50	3.74	08/01/32	01/01/36	360	N/A	254,648	237,360	20,337

The following table details activity for loans held in securitization trusts for the nine months ended September 30, 2010 (dollar amounts in thousands).

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2010	$277,007	$1,750	$(2,581)	$276,176
Principal repayments	(38,555)	—	—	(38,555)
Provision for loan losses	—	—	(1,210)	(1,210)
Transfer to real estate owned	(1,092)	—	449	(643)
Charge-offs	—	—	534	534
Amortization for premium	—	(252)	—	(252)
Balance, September 30, 2010	$237,360	$1,498	$(2,808)	$236,050

Investment in Limited Partnership:

The following table details loan summary information for the loans acquired by the limited partnership accounted for under the equity method (dollar amounts in thousands).

Number of Loans	123
Aggregate Current Loan Balance	$15,151
Average Current Loan Balance	$123
Weighted Average Seasoning (Months)	57
Weighted Average Maturity	10/1/2037
Weighted Average Gross Coupon	7.40%
Average Original Loan-to-Value of Loan	88.00%
Average Loan-to-Value of Asset at Funding	121.09%
Average Cost-to-Principal of Asset at Funding	64.76%
Fixed Rate Mortgages	77.06%
Adjustable Rate Mortgages	22.94%
First Lien Mortgages	100.00%

Cash and cash equivalents - We had unrestricted cash and cash equivalents of $40.5 million.

Receivables and other assets – Receivables and other assets totaled $10.4 million as of September 30, 2010, and consist primarily of $4.2 million of assets related to discontinued operations, $2.4 million of restricted cash, $0.8 million of accrued interest receivable, $0.8 million of prepaid expenses, $0.7 million related to escrow advances, $0.6 million of capitalization expenses related to equity and bond issuance cost, $0.5 million investment in Bridger Notes, and $0.3 million of real estate owned (“REO”) in securitization trusts.  The restricted cash of $2.4 million includes $2.2 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

Balance Sheet Analysis - Financing Arrangements

Financing Arrangements, Portfolio Investments - As of September 30, 2010, there were approximately $38.5 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less.  As of September 30, 2010, the current weighted average borrowing rate on these financing facilities was 0.31%.  For the three months ended September 30, 2010, the ending balance, quarterly average and maximum balance at any month-end of the repurchase agreements were $38.5 million, $48.5 million and $40.8 million, respectively.

Collateralized Debt Obligations - As of September 30, 2010, we have CDOs outstanding of approximately $227.7 million with a weighted average interest rate of 0.64%. The CDOs permanently finance our loans held in securitization trusts.

Subordinated Debentures - As of September 30, 2010, we have trust preferred securities outstanding of $45.0 million that bear an average interest rate of 4.21%.   These securities have a weighted average interest rate equal to three month LIBOR plus 3.84%.  The Company had previously paid interest at a fixed rate of 8.35% on $20 million of these securities through July 30, 2010.  The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment, and mature in 2035.  These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheet.

Convertible Preferred Debentures - At September 30, 2010, we had $20.0 million of convertible preferred debentures outstanding. We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitles the holders to receive a cumulative dividend of 10% per year, subject to an increase to the extent any quarterly common stock dividends exceed $0.20 per share. The current quarterly dividend rate is 10.0% (on a per annum basis) based on the 2010 third quarter common stock dividend of $0.18.  The Series A Preferred Stock is convertible into shares of our common stock based on a conversion price of $8.00 per share of common stock, which represents a conversion rate of two and one-half (2 ½) shares of common stock for each share of Series A Preferred Stock. All of the 1.0 million shares of Series Preferred Stock issued by us remain outstanding at September 30, 2010.  Any shares of Series A Preferred Stock that remain outstanding on December 31, 2010 must be redeemed in exchange for the liquidation amount, which is $20.00 per share plus all accrued and unpaid dividends on such shares. Because of this mandatory redemption feature, we classify these securities as a liability on our balance sheet.  We plan to redeem the Series A Preferred Stock on or prior to the mandatory redemption date.

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

           At September 30, 2010, the Company had $82.6 million notional in interest rate swaps outstanding with a fair market value of $(1.6) million. In addition, the Company had $153.8 million notional in outstanding interest rate caps with a fair market value of $0.  Both the interest rate swaps and interest rate caps qualify as cashflow hedges for purposes of reporting.

  Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2010 was $67.5 million and included $16.0 million of net unrealized gains on available for sale securities and a $1.6 million unrealized loss related to cashflow hedges presented as accumulated other comprehensive income/(loss).

Results of Operations

Overview of Performance

For the three and nine months ended September 30, 2010, we reported net income of $1.6 million and $5.8 million, respectively, as compared to net income of $2.9 million and $7.5 million, respectively, for the same periods in 2009. The main components of the change in net income for the three and nine months ended September 30, 2010 as compared to the same periods for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010	2009	Difference	2010	2009	Difference
Net interest income	$2,225	$4,683	$(2,458)	$8,323	$12,935	$(4,612)
Provision for loan losses	(734)	(526)	(208)	(1,336)	(1,414)	78
Impairment loss on investment securities	—	—	—	—	(119)	119
Realized gain on securities	1,860	359	1,501	3,958	623	3,335
General, administrative and other expenses	2,222	1,875	(347)	6,185	5,047	(1,138)
Income from continuing operations	1,279	2,641	(1,362)	4,910	6,978	(2,068)
Income from discontinued operation - net of tax	298	236	62	877	500	377
Net income	$1,577	$2,877	$(1,300)	$5,787	$7,478	$(1,691)
Basic income per common share	$0.17	$0.31	$(0.14)	$0.61	$0.80	$(0.19)
Diluted income per common share	$0.17	$0.30	$(0.13)	$0.61	$0.78	$(0.17)

The decrease in net income of $1.3 million for the quarter ended September 30, 2010 as compared to the same period in the previous year was due primarily to a $2.5 million decrease in net interest margin on the investment portfolio and loans held in securitization trusts, a $0.2 million increase in provision for loan losses, and a $0.3 million increase in general, administrative and other expenses, partially offset by an increase of $1.5 million in realized gain on securities. The decline in net interest margin in the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 was primarily due to a $227.5 million decrease in our average interest earning assets to approximately $343.5 million. The general, administrative and other expenses increase of $0.3 million in the quarter ended September 30, 2010 as compared to September 30, 2009 was due mainly to a $0.5 million increase in management fees to HCS, including incentives, as the Company sold certain securities related to its alternative investment strategies purchased in 2009.

The decrease in net income of $1.7 million for the nine months ended September 30, 2010 as compared to the same period in the previous year was primarily due to a decrease of $4.6 million in net interest margin, an increase in general, administrative and other expenses of $1.1 million, offset by an increase of $3.3 million in realized gain on securities, and a $0.1 million decrease in impairment loss on investment securities.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflects the net interest spread earned on our investment portfolio of Agency RMBS, non-Agency RBMS, loans held in securitization trusts, loans held for sale and CLOs (our “Interest Earning Assets”).  The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest rate hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.  The following tables set forth the changes in net interest income, yields earned on our Interest Earning Assets and rates on financial arrangements for the three and nine months ended September 30, 2010 and 2009 (dollar amounts in thousands, except as noted):

	For the Three Months Ended September 30,
	2010			2009
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($ Millions)			($ Millions)
Interest income:
Interest Earning Assets	$390.2	$3,669	3.76%	$610.3	$7,594	4.98%
Amortization of net discount	(46.7)	867	1.53%	(39.3)	400	0.62%
Interest income/weighted average	$343.5	$4,536	5.29%	$571.0	$7,994	5.60%

Interest expense:
Investment securities and loans	$286.3	$1,211	1.66%	$495.9	$1,864	1.47%
Subordinated debentures	45.0	563	4.90%	45.0	785	6.83%
Convertible preferred debentures	20.0	537	10.51%	20.0	662	12.95%
Interest expense	$351.3	2,311	2.57%	$560.9	$3,311	2.31%
Net interest income		$2,225	2.72%		$4,683	3.29%

(1)
Our average balance of Interest Earning Assets is calculated each period as the daily average balance for the period of our Interest Earning Assets, excluding unrealized gains and losses.  Our average balance of interest bearing liabilities is calculated each period as the daily average balance for the period of our financing arrangements (portfolio investments), CDOs, subordinated debentures and convertible preferred debentures.

(2)
Our net yield on Interest Earning Assets is calculated by dividing our annualized interest income from our Interest Earning Assets for the period by our average Interest Earning Assets during the same period.  Our interest expense rate is calculated by dividing our annualized interest expense from our interest bearing liabilities for the period by our average interest bearing liabilities.  The interest expense includes annualized interest incurred on interest rate swaps.

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($ Millions)			($ Millions)
Interest income:
Interest Earning Assets	$435.3	$13,662	4.18%	$679.3	$23,849	4.68%
Amortization of net discount	(47.8)	2,280	1.31%	(23.1)	351	0.24%
Interest income/weighted average	$387.5	$15,942	5.49%	$656.2	$24,200	4.92%

Interest expense:
Investment securities and loans	$316.0	$3,887	1.62%	$577.5	$7,041	1.60%
Subordinated debentures	45.0	1,995	5.82%	45.0	2,417	7.06%
Convertible preferred debentures	20.0	1,737	11.41%	20.0	1,807	11.87%
Interest expense	$381.0	$7,619	2.63%	$642.5	$11,265	2.30%
Net interest income		$8,323	2.86%		$12,935	2.62%

(1)
Our average balance of Interest Earning Assets is calculated each period as the daily average balance for the period of our Interest Earning Assets, excluding unrealized gains and losses.  Our average balance of interest bearing liabilities is calculated each period as the daily average balance for the period of our financing arrangements (portfolio investments), CDOs, subordinated debentures and convertible preferred debentures.

(2)
Our net yield on Interest Earning Assets is calculated by dividing our annualized interest income from our Interest Earning Assets for the period by our average interest earning assets during the same period.  Our interest expense rate is calculated by dividing our annualized interest expense from our interest bearing liabilities for the period by our average interest bearing liabilities.  The interest expense includes annualized interest incurred on interest rate swaps.

 The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures and convertible preferred debentures.

Quarter Ended	Average Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)	Constant Prepayment Rate (CPR) (6)
September 30, 2010	$343.5	3.76%	5.29%	1.66%	3.63%	21.1%
June 30, 2010	$393.8	4.22%	5.28%	1.58%	3.70%	20.5%
March 31, 2010	$425.1	4.50%	5.85%	1.60%	4.25%	18.6%
December 31, 2009	$476.8	4.75%	5.78%	1.45%	4.33%	18.1%
September 30, 2009	$571.0	4.98%	5.60%	1.47%	4.13%	22.5%
June 30, 2009	$600.5	4.99%	5.09%	1.48%	3.61%	21.4%
March 30, 2009	$797.2	4.22%	4.31%	1.79%	2.52%	12.3%
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%

(1)	Our average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
(2)
The weighted average coupon reflects the weighted average rate of interest paid on our Interest Earning Assets for the quarter, net of fees paid. The percentages indicated in this column are the interest rates that will be effective through the interest rate reset date, where applicable, and have not been adjusted to reflect the purchase price we paid for the face amount of the security.

(3)
Our weighted average cash yield on Interest Earning Assets was calculated by dividing our annualized interest income from Interest Earning Assets for the quarter by our average Interest Earning Assets.

(4)	Our cost of funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments and CDOs.
(5)	Net interest spread is the difference between our weighted average cash yield on Interest Earning Assets and our cost of funds.
(6)	Our constant prepayment rate, or CPR, is the proportion of principal of our pool of loans that were paid off during each quarter.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
General, Administrative and Other Expenses:	2010	2009	Change	2010	2009	Change
Salaries and benefits	$510	$473	$37	$1,327	$1,486	$(159)
Professional fees	320	323	(3)	905	1,021	(116)
Management fees	979	508	471	2,183	935	1,248
Other	413	571	(158)	1,770	1,605	165
Total	$2,222	$1,875	$347	$6,185	$5,047	$1,138

The increase in general, administrative and other expenses of $0.3 million and $1.1 million for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 was due to an increase in management fees of $0.5 million and $1.2 million, respectively.  The increase in management fees is related to higher incentive fees earned from assets that fall under the provisions of the Prior Advisory Agreement.  The investments in these assets were originally initiated in the second quarter of 2009. The incentive fees were generated from realized gains from sales of non-Agency RMBS and excess interest returns from our CLO and non-Agency RMBS investments.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through mortgage principal and interest payments, prepayments and net earnings held prior to payment of dividends. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. At September 30, 2010, we had $40.5 million in cash, $58.3 million in unencumbered securities, including $10.4 million of Agency RMBS, and borrowings of $38.5 million under outstanding repurchase agreements.  A forward sale of securities of $7.7 million settled in October 2010.  At September 30, 2010, we also had longer-term obligations, including CDOs outstanding of $227.7 million and subordinated debt of $45.0 million.

The Company also has $20.0 million of its convertible preferred debentures (also referred to as Series A Preferred Stock) outstanding, net of deferred issuance costs. The Series A Preferred Stock matures on December 31, 2010, at which time we must redeem any outstanding shares at the $20.00 per share liquidation preference plus any accrued and unpaid dividends at that time. The Company plans to redeem these securities from working capital.  Based on our current investment portfolio, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with four different financial institutions as of September 30, 2010. These agreements are secured by our Agency RMBS and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, in the event an existing counterparty elected to not reset the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

At September 30, 2010, our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was less than 1 to 1. We have continued to utilize significantly less leverage than our previously targeted leverage due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio that includes elements of credit risk with reduced leverage, as well as the greater than anticipated amount of time involved in identifying and redeploying capital to suitable new investment opportunities and redeploying the capital. Because financing for certain of the assets that introduce credit risk remains unfavorable, to date, we have used cash from operating activities to finance assets other than Agency RMBS and mortgage loans held in securitization trusts.  We may, however, increase leverage in the future by increasing our RMBS position, particularly our Agency RMBS position, as market opportunities warrant.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At September 30, 2010, we had $82.6 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.   At September 30, 2010, we pledged $2.2 million in cash margin to cover decreased valuations for our interest rate swaps.  The weighted average maturity of the swaps was 1.85 years at September 30, 2010.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.  In the recent past, we have addressed these repurchase requests by attempting to negotiate a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans.  We periodically receive repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit.  As of September 30, 2010, the amount of repurchase requests outstanding was approximately 2.0 million, against which we had a reserve of approximately $0.3 million.  More recently, there have been indications that Fannie Mae and Freddie Mac, as well as certain bond insurers and large private investors, intend to pursue more aggressively in the future repurchase demands for breaches of representation and warranties involved in the sale of loans now in default.  We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all, or that additional new demands will not adversely affect us.  If we are unable to successfully resolve or settle these demands as they arise from time to time, our liquidity could be adversely affected.  In addition, the market value and liquidity of our investments may be negatively impacted, if there is a widespread slowdown in the home foreclosure process.

We have paid a cash dividend on our common stock and Series A Preferred Stock each quarter since March 2008.  See Note 12 for a presentation of cash dividends declared and paid by us since January 1, 2009.  Our board of directors will continue to evaluate our common stock dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects.  Our common stock dividend policy does not constitute an obligation to pay dividends, which only occurs when our board of directors declares a dividend.

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

Advisory Agreement

Effective July 26, 2010, we entered into an amended and restated advisory agreement between HCS, HC, NYMF and us, which we sometimes refer to in this Form 10-Q as the “New Advisory Agreement.”  Pursuant to the New Advisory Agreement, HCS will provide investment advisory services to us and will manage “new program assets” acquired on our behalf after the date of the New Advisory Agreement.  See Note 14 to the condensed consolidated financial statements included under Item 1 of this Form 10-Q.

The New Advisory Agreement has an initial term that expires on June 30, 2012, subject to automatic annual one-year renewals thereafter.  The Company may terminate the Agreement or elect not to renew the Agreement, subject to certain conditions and subject to paying a termination fee equal to the product of (A) 1.5 and (B) the sum of (i) the average annual base advisory fee earned by HCS during the 24-month period preceding the effective termination date, and (ii) the annual consulting fee.  For the three and nine months ended September 30, 2010, HCS earned base advisory and consulting fees of $0.3 million and $0.6 million, respectively and an incentive fee of $0.7 million and $1.6 million, respectively.  As of September 30, 2010, HCS was managing approximately $46.5 million of assets.

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

Based on the results of the model, instantaneous changes in interest rates would have the following effect on net interest income for the nine months ended September 30, 2010 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(2,614)
+100	$(1,935)
-100	$184

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

As it relates to our investment portfolio, derivative financial instruments we use to hedge interest rate risk subject us to “margin call” risk. If the value of our pledged assets decreases, due to a change in interest rates, credit characteristics, or other pricing factors, we may be required to post additional cash or asset collateral, or reduce the amount we are able to “borrow” versus the collateral. Under our interest rate swaps typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we are paying on an interest rate swap, we may be required to post cash margin.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of September 30, 2010 consisted of approximately $237.4 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an original average loan-to-value (“LTV”) ratio at origination of approximately 70.7%, and an original average borrower FICO score of approximately 730. In addition, approximately 66.3% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of September 30, 2010, we owned approximately $23.9 million of formerly rated AAA non-Agency RMBS senior securities which are now rated B/B and CCC or below. The non-Agency RMBS has a weighted amortized purchase price of approximately 73.4% of current par value as of September 30, 2010.  Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, we own approximately $23.9 million of notes issued by a CLO at a discounted purchase price equal to 23.2% of par.  The securities are backed by a portfolio of 150 middle market corporate loans.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair value) on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of September 30, 2010, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past 18 months, secondary market prices were given minimal weighting in determining the fair value of these loans at September 30, 2010 and December 31, 2009.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of September 30, 2010, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(5,569)	0.51 years
+100	$(1,431)	0.39 years
Base	—	0.37 years
-100	$1,222	0.16 years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. – Refer to recent events.

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

NEW YORK MORTGAGE TRUST, INC.

Date: November 5, 2010	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2010	By:	/s/ Fredric S. Starker
Fredric S. Starker
Chief Financial Officer
(Principal Financial and Accounting Officer)

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
10.1
Amended and Restated Advisory Agreement by and among New York Mortgage Trust, Inc., Hypotheca Capital, LLC, New York Mortgage Funding, LLC and Harvest Capital Strategies, LLC, dated as of July 26, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010).