Form 10-K
period 2010-12-31
NEW YORK MORTGAGE TRUST INC
filed 2011-03-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer   ☐    Accelerated Filer ☐     Non-Accelerated Filer   ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was $53,528,863.

The number of shares of the Registrant’s Common Stock outstanding on March 2, 2011 was 9,425,442.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders scheduled for May 10, 2011 to be filed with the Securities and Exchange Commission by no later than April 30, 2011.
Part III, Items 10-14

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

PART I
Item 1. BUSINESS

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to Hypotheca Capital, LLC, our wholly-owned taxable REIT subsidiary (“TRS”) as “HC,” and New York Mortgage Funding, LLC, our wholly-owned qualified REIT subsidiary (“QRS”) as “NYMF.”  In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities; “Agency RMBS” refers to RMBS that are issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; and “CMBS” refers to commercial mortgage-backed securities.

General

We are a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs, which we refer to as our net interest income. We intend to achieve this objective by investing in a broad class of mortgage-related and financial assets that in aggregate will generate what we believe are attractive risk-adjusted total returns for our stockholders. Our targeted assets currently include:

•	Agency RMBS and non-Agency RMBS;

•	prime ARM loans held in securitization trusts; and

•	CMBS, commercial mortgage loans and other commercial real estate-related debt investments.

We also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, among other things, certain non-rated residential mortgage assets and collateralized loan obligations (“CLO”) and certain mortgage-related derivatives. Subject to maintaining our qualification as a REIT, we also may invest in corporate debt or equity securities that may or may not be related to real estate.

Prior to 2009, our investment portfolio was primarily comprised of Agency RMBS, certain non-agency RMBS originally rated in the highest rating category by two rating agencies and prime ARM loans held in securitization trusts. The prime ARM loans held in our four securitization trusts were purchased from third parties or originated by us through HC. In early 2009, we commenced a repositioning of our investment portfolio to transition the portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, which primarily involve interest rate risk, to a more diversified portfolio that includes elements of credit risk with reduced leverage. We believe this strategy will enable us to construct a diversified investment portfolio designed to provide attractive risk-adjusted returns across a variety of market conditions and economic cycles.  We further believe that this approach, together with our new investment initiative described below under “The Midway Residential Mortgage Portfolio Strategy,” will better position us to capitalize on attractive investment opportunities created by market dislocations for these assets. In addition, certain of these targeted assets may permit us to potentially utilize part of a significant net operating loss carry-forward held by HC, subject to Internal Revenue Code (“IRC”) Section 382 limitations.

We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended on December 31, 2004. As a result, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders.

The financial information requirements required under this Item 1 may be found in our consolidated financial statements beginning on page F-1 of this Annual Report.

Recent Developments

Initial Funding of Midway Residential Mortgage Portfolio Managed by The Midway Group

On February 11, 2011, we entered into an investment management agreement (the “Midway Management Agreement”) with The Midway Group, L.P. (“Midway”), pursuant to which Midway will serve as investment manager of a separate account established and owned by us. As such, we will own all of the assets and liabilities in the separate account. We refer to this separate account as the Midway Residential Mortgage Portfolio.

Midway is a private investment management group with an approximately 11-year history of investing in a broad spectrum of RMBS and derivatives.  On February 28, 2011, we provided $24.0 million of initial funding to the Midway Residential Mortgage Portfolio and we expect to contribute additional capital to the Midway Residential Mortgage Portfolio in the future, subject to various conditions. See “The Midway Residential Mortgage Portfolio Strategy” and “The Midway Management Agreement” below for more information.

Redemption of Series A Preferred Stock

Pursuant to the terms of the Articles Supplementary for our Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), on December 31, 2010, we redeemed all 1,000,000 outstanding shares of Series A Preferred Stock, which were held by JMP Group Inc. and certain of its affiliates, at the $20.00 per share liquidation preference plus any accrued and unpaid dividends at that time.

 Our Investment Strategy

We intend to achieve our principal business objective of generating net income for distribution to our stockholders by building and managing a diversified investment portfolio comprised of a broad class of mortgage-related and financial assets that in the aggregate, will generate attractive risk-adjusted total returns for our stockholders. We have invested in the past and intend to invest in the future in assets that collectively allow us to maintain our REIT status and our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Since 2009, we have repositioned our investment portfolio away from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, to a more diversified portfolio that includes elements of credit risk with reduced leverage, as evidenced by our investments in residential mortgage loans in 2010 and our establishment and initial funding of the Midway Residential Mortgage Portfolio in February 2011. In-line with our diversification strategy and focus on asset performance, we have in the recent past pursued and anticipate continuing to pursue in the future investment opportunities in the commercial mortgage market. We intend that our investment strategy will enable us to capitalize on current investment opportunities in both the residential and commercial mortgage markets that we believe will provide attractive risk adjusted returns to our stockholders over the long term. We anticipate contributing capital to both our residential mortgage strategy, particularly the Midway Residential Mortgage Portfolio, and a commercial mortgage strategy, in the future, such that these investments will become significant contributors to our revenues and earnings and will represent a significant portion of our total assets in the future.

While we intend to assemble a diversified portfolio, our investment strategy does not, subject to our continued compliance with applicable REIT tax requirements and the maintenance of our exemption from the Investment Company Act, limit the amount of our capital that may be invested in any of these investments or in any particular class or type of our targeted assets.  The investment and capital allocation decisions of our company and our external managers depend on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments.  As a result, we cannot predict the percentage of our capital that will be invested in any particular investment at any given time. We believe that our diversified investment approach, when combined with our external managers’ expertise within these targeted asset classes, will enable us to exploit changes in the capital markets and provide attractive risk-adjusted returns.  In addition we may enter into joint ventures or other externally managed businesses with third parties that have special expertise or investment sourcing capabilities to the extent we believe such relationships will contribute to our achievement of our investment objectives.

Our overall investment strategy is designed, among other things, to:

●
build a diversified investment portfolio of mortgage-related and financial assets that will provide attractive risk-adjusted returns to our stockholders across a variety of market conditions and economic cycles;

●	take advantage of pricing dislocations created by distressed sellers or distressed capital structures and other market inefficiencies;

●	identify investment opportunities that may permit us to utilize all or a portion of the net operating loss carry-forward held by HC;

●	capitalize on opportunities in niche markets that other investors may overlook or undervalue;

●	establish a more diversified risk profile that is not focused solely on interest rate or credit risk and properly manage financing, prepayment and other market risks;

●	manage cash flow so as to provide for regular quarterly distributions to stockholders;

●	allow us to maintain our qualification as a REIT; and

●	allow us to remain exempt from the registration requirements of the Investment Company Act.

If necessary, we will modify our investment strategy from time to time in the future as market conditions change in an effort to maximize the returns from our portfolio of investment assets. As a result, our targeted assets and allocation strategy may vary over time from those described herein.

The Midway Residential Mortgage Portfolio Strategy

Investment Strategy

The Midway Residential Mortgage Portfolio, which is externally managed by Midway, will focus on achieving long-term capital appreciation on our investments across various market cycles, including, various interest rate, yield curve, prepayment and credit market cycles, primarily through investments in a hedged portfolio of mortgage-related securities, contract rights and derivatives. In building this hedged portfolio, we expect the Midway Residential Mortgage Portfolio to invest in securities that are backed by prime or lesser credit quality first lien residential mortgage loans and to diversify loan characteristics across securities in the portfolio. Midway presently does not intend to invest in subprime securities. As part of its investment process for the Midway Residential Mortgage Portfolio, we expect that Midway will analyze significant amounts of data regarding the historical performance of mortgage-related securities transactions and collateral over various market cycles and granular level loan data to identify trends and attractive risk-adjusted investment and trading opportunities.

The Midway Residential Mortgage Portfolio’s targeted assets include Agency RMBS, non-Agency RMBS, and other derivative instruments. The Agency RMBS invested in under this portfolio may include whole pool pass-through certificates, collateralized mortgage obligations (“CMOs”), real estate mortgage investment conduits (“REMICs”) and interest only (“IOs”) and principal only (“POs”) securities issued or guaranteed by a GSE. The non-Agency RMBS invested in under this portfolio may also include IOs and POs. The Midway Residential Mortgage Portfolio may also invest a portion of its assets in other types of debt instruments, including investment-grade debt instruments and their related currencies as well as lower-grade securities. In the event Midway is unable to immediately invest any capital we contribute to the Midway Residential Mortgage Portfolio, Midway may invest the capital in an interest-bearing account or otherwise invest it in highly liquid cash equivalents.

Midway has agreed to not materially change the investment strategy and objectives described above without our written consent. As part of our internal risk management processes, our management team will monitor investment activity in and the performance of the Midway Residential Mortgage Portfolio. To the extent necessary, the investment strategy of the Midway Residential Mortgage Portfolio may be modified at our direction to ensure our continued qualification as a REIT and exemption from regulation as an investment company under the Investment Company Act.

Financing Strategy

We expect that the Midway Residential Mortgage Portfolio will borrow money from banks and other financing counterparties and may trade on margin to leverage its investments, and in so doing, may pledge its assets as security for such borrowings. We generally anticipate targeting a leverage ratio of 3 to 1 for the Midway Residential Mortgage Portfolio; however, there may be occasional short-term increases or decreases in the amount of leverage used due to significant market events, and we may change our leverage strategy at any time.

We expect most of the Midway Residential Mortgage Portfolio’s borrowings will be through reverse repurchase agreements with terms typically not exceeding six months at commercial rates of interest. A reverse repurchase agreement arises when the Midway Residential Mortgage Portfolio sells a security to a bank or brokerage firm and simultaneously agrees to repurchase it on an agreed-upon future date. The repurchase price is greater than the sale price, reflecting an agreed upon market rate which is effective for the period of time the buyer’s money is invested in the security and which is not related to the coupon rate on the purchased security.

Hedging Strategy

We will use hedging instruments to reduce our risk associated with changes in interest rates, mortgage spreads, swap spreads, yield curve shapes, and market volatility. We expect that Midway will use multi-dimensional scenario analysis and stress testing that will simulate a wide spectrum of interest rate, volatility and refinancing environments, as well as macro and micro market dislocation events or shocks, to quantify and hedge the risks of the Midway Residential Mortgage Portfolio.

We expect to use mortgage derivatives and forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs, Euro-dollar futures, interest rate options, swaps and U.S. treasuries to protect long-term returns. For example, we may utilize interest rate swaps to effectively extend the maturity of our short term borrowings to better match the interest rate sensitivity to the underlying assets being financed. Similarly, we may utilize TBAs to hedge the interest rate or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS.

About Midway

The Midway Residential Mortgage Portfolio is externally managed and advised by Midway pursuant to the Midway Management Agreement. Midway was founded in 2000 by Mr. Robert Sherak, a mortgage industry veteran with more than 25 years experience, to serve as investment manager to the Midway Market Neutral Fund LLC, a private investment fund, and has an 11-year history of managing a hedged portfolio of mortgage-related securities.

Midway is responsible for administering the business activities and day-to-day operations of the Midway Residential Mortgage Portfolio. Midway has established portfolio management resources for each of the targeted assets described above and an established infrastructure supporting those resources. We expect that we will benefit from Midway’s highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community and operational expertise. Moreover, during its 11-year history of investing in this space, we believe Midway has developed strong relationships with a wide range of dealers and other market participants that provide Midway access to a broad range of trading opportunities and market information.

For additional information regarding the Midway Management Agreement, see “The Midway Management Agreement” below.

Strategy for Legacy Portfolio and Other Assets

Investment Strategy

While we expect to focus and direct our future capital allocations to the Midway Residential Mortgage Portfolio and commercial mortgage opportunities, we will continue to manage our legacy portfolio of investment securities, mortgage loans and other financial assets, and will continue to pursue assets outside of the targeted assets that we believe are a productive use of our capital and compensate us appropriately for the risks associated with them. These investments may include, among other things, certain non-rated residential mortgage assets or interests in a pool of such assets, CLOs, high yield corporate bonds, other debt and equity securities and similar assets. Pursuant to our investment guidelines, investments in certain of these assets require the approval of our board of directors. In addition, we expect to continue to engage in portfolio management transactions designed to help us satisfy applicable legal or regulatory requirements, which we sometimes refer to as “regulatory trades,” including the REIT qualification requirements and the requirements for exemption under the Investment Company Act. We expect that our regulatory trades will most commonly involve the purchase and sale of Agency RMBS.

For more information regarding our portfolio as of December 31, 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our legacy investment portfolio. We rely primarily on repurchase agreements collateralized by Agency RMBS and CDOs in order to finance the Agency RMBS in our investment portfolio and prime ARM loans held in our securitization trusts. Repurchase agreements provide us with short-term borrowings that bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines or if unscheduled principal payments on the mortgages underlying our pledged securities increase at a higher than anticipated rate.

We have in the past leveraged, and expect in the future to leverage, borrowings collateralized by Agency RMBS. The extent that we finance our legacy Agency RMBS depends upon the particular characteristics of our portfolio at any given time. At December 31, 2010 our leverage ratio for our Agency RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements collateralized by Agency RMBS divided by total stockholders’ equity, was less than one to one.

With respect to the assets in our portfolio at December 31, 2010, excluding Agency RMBS and prime ARM loans held in our securitization trusts, due to market conditions, we have primarily financed, and expect for the foreseeable future to continue to finance, those investments with available cash from our balance sheet. However, should the prospects for stable, reliable and favorable financing for these assets develop in the future, we would expect to increase our borrowings against these assets.

For more information regarding our outstanding borrowings and debt instruments at December 31, 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Hedging Strategy

A significant risk relating to the management of our legacy and regulatory trade portfolio is the risk that interest rates on our assets will not adjust at the same times or amounts that rates on our liabilities adjust. Many of the underlying hybrid ARM loans held in, or that back the RMBS in, our legacy and regulatory trade portfolio have initial fixed rates of interest for a period of time ranging from two to five years. However, our funding costs are variable and the maturities typically have shorter terms than those of our assets. We use hedging instruments to reduce the risk associated with changes in interest rates that could affect these assets. Typically, we utilize interest rate swaps to effectively extend the maturity of our short term borrowings to better match the interest rate sensitivity to the underlying assets being financed. By extending the maturities on our short term borrowings, we attempt to lock in a spread between the interest income generated by the RMBS and loans in our legacy and regulatory trade portfolio and the interest expense related to the financing of such assets in order to maintain a net duration gap of less than one year. We also seek to hedge interest rate risk in order to stabilize net asset values and earnings during periods of rising interest rates. To do so, we use hedging instruments in conjunction with our borrowings to approximate the re-pricing characteristics of such assets. We utilize a model based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market stresses. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our assets. However, given the uncertainties related to prepayment rates, it is not possible to definitively lock-in a spread between the earnings yield on this portfolio or the related cost of borrowings. Nonetheless, through active management and the use of evaluative stress scenarios, we believe that we can mitigate a significant amount of both value and earnings volatility.

About Harvest Capital Strategies

Harvest Capital Strategies LLC (“HCS”) provides investment advisory services to us and manages on our behalf “new program assets.” New program assets generally refers to those assets of our company that were sourced or acquired by HCS on our behalf after the effective date of the Amended and Restated Advisory Agreement between HCS, HC, NYMF and us, dated July 26, 2010 (the “HCS Advisory Agreement”) and whose acquisition was approved by HCS and us. New program assets will generally exclude all cash, RMBS, our legacy assets at July 26, 2010, and any assets acquired for the Midway Residential Mortgage Portfolio.

HCS has served as an external advisor to us and certain of our subsidiaries since January 2008 when we concurrently entered into the original advisory agreement with HCS (the “Prior Advisory Agreement”) and sold $20 million of our Series A Preferred Stock to JMP Group Inc. and certain of its affiliates in a private placement. On July 26, 2010, we entered into the HCS Advisory Agreement, which supersedes the Prior Advisory Agreement. During our transition to a diversified investment portfolio, HCS has been instrumental in identifying potential investment opportunities and providing financial and capital structuring expertise and thought leadership to our company. The chairman of our board of directors since January 2008, James J. Fowler, is a portfolio manager at HCS and a managing director of JMP Group Inc. Pursuant to the terms of the HCS Advisory Agreement, Mr. Fowler is also the chief investment officer of HC and NYMF. Mr. Fowler receives no direct compensation from us for his appointment to these positions.

HCS is a wholly-owned subsidiary of JMP Group Inc., that manages a family of single-strategy and multi-manager hedge fund products.  HCS also sponsors and partners with other investment firms. As of December 31, 2010, JMP Group Inc. had $1.8 billion in client assets under management. As discussed above, we redeemed all outstanding shares of our Series A Preferred Stock on December 31, 2010. As of February 14, 2011, JMP Group Inc. and certain of its affiliates owned approximately 15.3% of our outstanding shares of common stock.  For more information regarding our relationship with HCS and the HCS Advisory Agreement, see “The HCS Advisory Agreement” and “Conflicts of Interest with Our External Managers; Equitable Allocation of Opportunities” below.

Our Targeted Asset Classes

Set forth below is a list of the principal assets that our management and our external managers currently target by investment strategy, followed by a brief description of these assets.

Investment Strategy	Principal Assets
Midway Residential Mortgage Portfolio
Agency RMBS consisting of whole pool pass-through certificates, CMOs, REMICs, IOs and POs; non-Agency RMBS backed by prime jumbo and Alt-A paper and may include IOs and POs; and other derivative instruments.

Commercial Mortgage Portfolio	CMBS, commercial mortgage loans and other commercial real estate-related debt investments.

Legacy Portfolio and Other Assets
Agency RMBS, primarily whole pool pass-through certificates or CMOs issued by Fannie Mae or Freddie Mac and backed by hybrid ARM loans; non-Agency RMBS backed by prime jumbo and Alt-A; prime ARM loans held in securitization trusts; residential whole mortgage loans (including non-rated loans) or equity interests therein; CLOs and other corporate debt or corporate equity securities and other similar investments.

Agency RMBS. Agency RMBS refers to residential mortgage-backed securities that are issued or guaranteed by a GSE, and includes pass-through certificates, CMOs, IOs, POs and REMICs. Most of the pass-through certificates and CMOs we have invested in historically are backed by ARM loans and hybrid ARM loans issued or guaranteed by an Agency. Pass-through certificates provide for a pass-through of the monthly interest and principal payments made by the borrowers on the underlying mortgage loans to the holders of the pass-through certificate. A CMO is a debt security that is backed by a pool of residential mortgages or RMBS with different principal and interest payment characteristics. ARMs have interest rates that reset monthly, quarterly and annually, based on the 12-month moving average of the one-year constant maturity U.S. Treasury rate or LIBOR. Hybrid ARMs have interest rates that are fixed for a longer initial period (typically three, five, seven or 10 years) and, thereafter, generally adjust annually to an increment over a pre-determined interest rate index. For additional information regarding IOs, POs and REMICs, see “— Real Estate Mortgage Investment Conduits” and “— Stripped RMBS” below.

Fannie Mae guarantees to the holder of Fannie Mae-issued RMBS that it will distribute amounts representing scheduled principal and interest on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any such mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. Freddie Mac guarantees to each holder of certain Freddie Mac-issued certificates the timely payment of interest at the applicable pass-through rate and principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans.

Non-Agency RMBS.  Non-Agency RMBS refers to RMBS that are backed by residential mortgage loans that do not generally conform to underwriting guidelines issued by Fannie Mae, Freddie Mac or Ginnie Mae due to certain factors, including a mortgage balance in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and insufficient documentation.  Consequently, the principal and interest on non-Agency RMBS are not guaranteed by GSEs, such as Fannie Mae and Freddie Mac, or in the case of Ginnie Mae, the U.S. Government. Non-Agency RMBS may include IOs and POs.

Real Estate Mortgage Investment Conduits. A REMIC is a trust, partnership, corporation, association or segregated pool of mortgages which has elected and qualified to be treated as a REMIC under applicable U.S. tax rules. A REMIC must consist of one or more classes of “regular interests,” some of which may be adjustable rate, and a single class of “residual interests.” The different classes may have different payment terms and rankings in terms of priority. To qualify as a REMIC, substantially all the assets of the entity must be assets principally secured, directly or indirectly, by interests in real property.

Stripped RMBS. Stripped RMBS are securities representing interests in a pool of mortgages the cash flow of which has been separated into its interest and principal components. IOs  receive the interest portion of the cash flow while POs receive the principal portion. Stripped RMBS may be issued by U.S. government agencies or by non-Agency issuers similar to those described with respect to REMICs.

CMO Residuals. The cash flow generated by the mortgage loans underlying a series of CMOs is applied first to make required payments of principal of and interest on the CMOs and second, if applicable, to pay the related administrative expenses of the issuer. The residual in a CMO structure generally represents the interest in any excess cash flow remaining after making the foregoing payments, including mortgage servicing contracts. Some CMO residuals are subject to certain restrictions on transferability. Ownership of certain CMO residuals imposes liability on the purchaser for certain of the expenses of the related CMO issuer.

Prime ARM Loans Held in Securitization Trusts. Our portfolio also includes prime ARM loans held in securitization trusts. The loans held in securitization trusts are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased from third parties, that we securitized in 2005. These loans are substantially prime full documentation interest only hybrid ARMs on residential properties and are all are first lien mortgages. The Company maintained the ownership trust certificates, or equity, of these securitizations which includes rights to excess interest, if any. Subject to market conditions, we may acquire mortgage loans in the future and subsequently securitize these loans.

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

Whole Commercial Mortgage Loans. We may acquire mortgage loans, or portfolios of mortgage loans, secured by first or second liens on commercial properties or a preferred equity interest in an entity that owns the underlying mortgage loans, including office buildings, industrial or warehouse properties, hotels, retail properties, apartments and properties within other commercial real estate sectors, which may include performing, sub-performing and non-performing loans. In addition, we may originate whole mortgage loans that provide long-term mortgage financing to commercial property owners and developers. In some cases, we may originate and fund a first mortgage loan with the intention of structuring and selling a senior tranche, or A-Note, and retaining the subordinated tranche, or B-Note.

Mezzanine Loans. The origination or acquisition of loans made to property owners that are subordinate to mortgage debt and are secured by pledges of the borrower’s ownership interests in the property and/or the entity that owns the property.

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

Other Assets.  We also may from time to time opportunistically acquire other mortgage-related and financial assets that we believe will meet our investment objectives.

The Midway Management Agreement

We entered into an investment management agreement with Midway on February 11 2011. The Midway Management Agreement has a current term that expires on February 11, 2013, and will be automatically renewed for successive one-year terms thereafter unless a termination notice is delivered by either party to the other party at least six months prior to the end of the then current term. Pursuant to the Midway Management Agreement, Midway implements the Midway Residential Mortgage Portfolio strategy and has complete discretion and authority to manage the assets of the Midway Residential Mortgage Portfolio and its day-to-day business, subject to compliance with the written investment guidelines governing the Midway Residential Mortgage Portfolio and the other terms and conditions of the Midway Management Agreement, including our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act. During the initial term of the Midway Management Agreement, Midway has agreed not to establish a separate account with any other publicly-listed residential or commercial mortgage REIT. Midway will provide performance reports to us on a monthly basis with respect to the performance of the Midway Residential Mortgage Portfolio.

The following table summarizes the fees that we pay to Midway pursuant to the Midway Management Agreement. We will reimburse Midway for all transaction costs and expenses incurred in connection with the management and administration of the Midway Residential Mortgage Portfolio.

Type	Description
Base management fee
We pay a base management fee monthly in arrears in a cash amount equal to the product of (i) 1.50% per annum of our invested capital in the Midway Residential Mortgage Portfolio as of the last business day of the previous month, multiplied by (ii) 1/12th.

Incentive fee
In addition to the base management fee, Midway will be entitled to a quarterly incentive fee (the “Midway Incentive Fee”) that is calculated monthly and paid in cash in arrears. The Midway Incentive Fee is based upon the total market value of the net invested capital in the Midway Residential Mortgage Portfolio on the last business day of the quarter, subject to a high water mark equal to a 10% return on invested capital (the “High Water Mark”), and shall be payable in an amount equal to 40% of the dollar amount by which adjusted net income (as defined below) attributable to the Midway Residential Mortgage Portfolio, on a calendar 12-month basis and before accounting for the Midway Incentive Fee, exceeds an annual 15% rate of return on invested capital (the “Hurdle Rate”). The return rate for each calendar 12-month period (the “Calculation Period”) is determined by dividing (i) the adjusted net income for the Calculation Period by (ii) the weighted average of the invested capital paid into the Midway Residential Mortgage Portfolio during the Calculation Period. For the initial 12 months, adjusted net income will be calculated on the basis of each of the previously completed months on an annualized basis.

Adjusted net income, for purposes of the Midway Incentive Fee, is defined as net income (loss) calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), excluding any unrealized gains and losses, after giving effect to certain expenses. All securities held in the Midway Residential Mortgage Portfolio will be valued in accordance with GAAP.
Like the Hurdle Rate, which is calculated on a calendar 12 month basis, the High Water Mark is calculated on a calendar 12 month basis, and will reset every 24 months. The High Water Mark will be a static dollar figure that Midway will be required to recoup, to the extent there was a deficit in the prior High Water Mark calculation period before it can receive a Midway Incentive Fee.

Although the Midway Residential Mortgage Portfolio is wholly owned by our company, we may only redeem invested capital in an amount equal to the lesser of 10% of the invested capital in the Midway Residential Mortgage Portfolio or $10 million as of the last calendar day of the month upon not less than 75 days written notice, subject to our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act. Pursuant to the terms of the Midway Management Agreement, we are only permitted to make one such redemption request in any 75-day period.

The HCS Advisory Agreement

The HCS Amended and Restated Advisory Agreement became effective on July 26, 2010 and has an initial term that expires on June 30, 2012, subject to automatic annual one-year renewals thereafter. Pursuant to the terms of the HCS Advisory Agreement, HCS will provide investment advisory services to us and will manage on our behalf “new program assets” acquired after the effective date of the agreement. The terms and conditions for new program assets, including the compensation payable thereunder to HCS by us, will be negotiated on a transaction-by-transaction basis. New program assets will be identified by HCS and us as either “Managed Assets” or “Scheduled Assets”. For those new program assets identified as Scheduled Assets, HCS will receive the compensation, which may include base advisory and incentive compensation, agreed upon by HCS and us and set forth in a term sheet or other documentation. The following table summarizes the fees to be paid to HCS for Managed Assets, “legacy assets”, which refers to certain assets owned by us at July 26, 2010 that were deemed to be managed assets under the Prior Advisory Agreement, such as our CLOs, and certain other services:

Type	Description
Managed Assets:

Base management fee
HCS is entitled to receive a quarterly base advisory fee (payable in arrears) in an amount equal to the product of (i) 1/4 of the amortized cost of the Managed Assets as of the end of the quarter, and (ii) 2%.

Incentive fee
HCS is also eligible to earn incentive compensation on the Managed Assets for each fiscal year during the term of the HCS Advisory Agreement in an amount equal to 35% of the GAAP net income attributable to the Managed Assets for the full fiscal year (including paid interest and realized gains), after giving effect to all direct expenses related to the Managed Assets, including but not limited to, base advisory fees and the annual consulting fee, that exceeds a hurdle rate of 13% based on the average equity of our investment in Managed Assets during that particular year.

Legacy Assets:
Incentive fee
HCS is eligible to earn incentive compensation on “legacy assets” equal to 25% of the GAAP net income of HC and NYMF attributable to the investments that are deemed managed assets (as defined under the Prior Advisory Agreement) that exceed a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year. The incentive fee is payable in cash, quarterly in arrears.

Consulting and Support Services:
Consulting fee
During the term of the HCS Advisory Agreement, we will pay HCS an annual consulting fee equal to $1 million, subject to reduction in the event JMP Group’s equity investment in our company falls below certain thresholds, payable on a quarterly basis in arrears, for consulting and support services related to finance, capital markets, investment and other strategic activities.

We may terminate the HCS Advisory Agreement or elect not to renew the agreement, subject to certain conditions and subject to paying a termination fee equal to the product of (A) 1.5 and (B) the sum of (i) the average annual base advisory fee earned by HCS during the 24-month period preceding the effective termination date, and (ii) the annual consulting fee.

Conflicts of Interest with Our External Managers; Equitable Allocation of Opportunities

Each of Midway and HCS manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose and, in the case of HCS, may raise, advise or sponsor other REITs or other investment funds that invest in assets similar to our targeted assets. In addition, we have in the recent past engaged in certain co-investment opportunities  with an external manager or one of its affiliates and we may participate in future co-investment opportunities with our external managers or their affiliates. In these cases, it is possible that our interests and the interests of our external managers will not always be aligned and this could result in decisions that are not in the best interests of our company.

Each of Midway and HCS has agreed that, when making investment allocation decisions between us and its other client accounts, it will, in the case of HCS, adhere to the investment allocation policy for such assets and, in the case of Midway, seek to allocate investment opportunities on an equitable basis and in a manner it believes is in the best interests of its relevant accounts. Since certain of our targeted assets are typically available only in specified quantities and since certain of these targeted assets will also be targeted assets for other accounts managed by or associated with our external managers, our external managers may not be able to buy as much of certain assets as required to satisfy the needs of all of its clients’ or associated accounts. In these cases, we understand that the allocation procedures and policies of our external managers would typically allocate such assets to multiple accounts in proportion to, among other things, the objectives and needs of each account. Moreover, the investment allocation policies or our external managers may permit departure from proportional allocation when the total allocation would result in an inefficiently small amount of the security being purchased for an account.  Although we believe that each of our external managers will seek to allocate investment opportunities in a manner which it believes to be in the best interests of all accounts involved and will seek to allocate, on an equitable basis, investment opportunities believed to be appropriate for us and the other accounts it manages or is associated with, there can be no assurance that a particular investment opportunity will be allocated in any particular manner.

Midway is authorized to follow broad investment guidelines in determining which assets it will invest in. Although our board of directors will ultimately determine when and how much capital to allocate to the Midway Residential Mortgage Portfolio, we generally will not approve transactions in advance of their execution. Currently, our investment in any new program asset under the HCS Advisory Agreement requires the approval of our board of directors. However, our board of directors may elect to not review individual investments in new program assets in the future. In addition to conducting periodic reviews, we will rely primarily on information provided to us by our external managers.  Complicating matters further, our external managers may use complex investment strategies and transactions, which may be difficult or impossible to unwind. As a result, because our external managers have great latitude to determine the types of assets it may decide are proper investments for the Midway Residential Mortgage Portfolio or us, there can be no assurance that we would otherwise approve of these investments individually or that they will be successful.

Pursuant to the terms of the Midway Management Agreement, we may only redeem invested capital in an amount equal to the lesser of 10% of the invested capital in the Midway Residential Mortgage Portfolio or $10 million as of the last calendar day of the month upon not less than 75 days written notice, subject to our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act, and we are only permitted to make one such redemption request in any 75-day period. In the event a significant market event or shock, we may be unable to effect a redemption of invested capital in greater amounts or at a greater rate unless we obtain the consent of Midway. Because a reduction of invested capital would reduce the base management fee under the Midway Management Agreement, Midway may be less inclined to consent to such redemptions.

Other than HCS, none of our external managers is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our external managers will dedicate to the management of our business. Moreover, each of our external managers has significant responsibilities for other investment vehicles and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if such services were provided internally by us.

To our knowledge, HCS beneficially owned approximately 15.3% of our outstanding common stock as of December 31, 2010. In addition, our chairman, Mr. Fowler, is also a managing director of JMP Group Inc. and a portfolio manager at HCS and, as a result, may have a conflict of interest in situations where the best interests of our company and our stockholders do not align with the interests of HCS or its affiliates.  This could result in decisions that are not in the best interests of our company or our stockholders.

Company History

We were formed as a Maryland corporation in September 2003. In June 2004, we completed our initial public offering, or IPO, which resulted in approximately $122 million in net proceeds to our company. Following the completion of our IPO, we operated as a self-advised residential mortgage finance company that focused on originating, acquiring and investing in adjustable and variable rate mortgage (“ARM”) assets. Under this business model, we retained and either financed in our portfolio or sold to third parties selected ARM loans and hybrid ARM loans originated by HC, while continuing to sell all fixed-rate loans originated by HC to third parties. In the first quarter of 2007, with the mortgage lending business facing increasingly difficult operating conditions, we completed the sale of substantially all of the assets related to our retail and wholesale residential mortgage lending platform to IndyMac Bank, F.S.B., thereby marking our exit from the mortgage lending business. In connection with the sale of the mortgage lending business, HC recorded a significant net operating loss carry-forward, of which approximately $59 million remained at December 31, 2010, subject to limitation under Section 382 of the IRC.

Following our exit from the mortgage lending business, we focused our efforts on the business of investing, on a leveraged basis, in Agency RMBS, prime ARM loans and non-Agency RMBS, with a primary focus on growing our portfolio of Agency RMBS. In January 2008 we formed a strategic relationship with JMP Group Inc., by concurrently entering into The Prior Advisory Agreement with HCS and selling $20 million of our Series A. Preferred Stock to JMP Group Inc. and certain of its affiliates.  In February 2008, we received net proceeds of approximately $56.5 million from the issuance and sale of 7.5 million shares of our common stock to certain accredited investors in a private placement for which an affiliate of JMP Group Inc. served as placement agent. At the time, we anticipated that we would continue to grow a portfolio of Agency RMBS, while, together with HCS, opportunistically pursuing and acquiring “alternative” real estate-related and financial assets that would diversify our market risks and might permit us to potentially utilize all or part of the significant net operating loss carry-forward held by HC. Accordingly, we used the proceeds from our private offerings of common and preferred stock to acquire a significant portfolio of Agency RMBS during January and February of 2008.  Like other mortgage REITs and other industry participants, we were significantly affected by the market disruptions in 2008, particularly, the market disruption in March 2008, which caused us to liquidate a significant percentage of our Agency RMBS portfolio in an effort to reduce leverage and improve our liquidity position as credit markets tightened.

Since the market disruptions of 2008, we have endeavored to reposition our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, which primarily involve interest rate risk, to a more diversified portfolio that includes elements of credit risk with reduced leverage. Most recently, we announced the formation and initial funding of the Midway Residential Mortgage Portfolio. See “Our Investment Strategy” above.

Our Structure

We conduct our business through New York Mortgage Trust, Inc., which serves as the parent company, and several of our subsidiaries, including special purpose subsidiaries established for loan securitization purposes. In addition, we conduct certain of our portfolio investment operations through our TRS, HC, in order to utilize, to the extent permitted by law, some or all of a net operating loss carry-forward held in HC that resulted from HC’s exit from the mortgage lending business, and through NYMF, our QRS, which currently holds certain mortgage-related assets for regulatory compliance purposes. The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (IRC) of 1986, as amended, for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ended December 31, 2011 and thereafter. Accordingly, the net interest income we earn on these assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by HC, our taxable REIT subsidiary, or TRS, is subject to regular corporate income tax.

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

Taxable REIT Subsidiaries. A REIT is permitted to own up to 100% of the stock of one or more “taxable REIT subsidiaries,” or TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. We have elected for HC to be treated as a TRS. HC is subject to corporate income tax on its taxable income.

Qualified REIT Assets. On the last day of each calendar quarter, at least 75% of the value of our assets (which includes any assets held through a qualified REIT subsidiary) must consist of qualified REIT assets — primarily real estate, mortgage loans secured by real estate, and certain mortgage-backed securities (“Qualified REIT Assets”), government securities, cash, and cash items. We believe that substantially all of our assets are and will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% asset test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities (with an exception for securities of a qualified REIT subsidiary or of a taxable REIT subsidiary). In addition, the aggregate value of our securities in taxable REIT subsidiaries cannot exceed 25% of our total assets. We monitor the purchase and holding of our assets for purposes of the above asset tests and seek to manage our portfolio to comply at all times with such tests.

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

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. When we invest in mortgage-backed securities, mortgage loans and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, hedge funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do..

Corporate Offices and Personnel

Our corporate headquarters are located at 52 Vanderbilt Avenue, Suite 403, New York, New York, 10017 and our telephone number is (212) 792-0107.  As of December 31, 2010 we employed three full-time employees.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 Some of the statements included in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	changes in our business and strategies;

•	our ability to successfully diversify our investment portfolio and identify suitable assets to invest in;

•
the effect of the Federal Reserve’s and the U.S. Treasury’s actions and programs, including future purchases or sales of Agency RMBS by the Federal Reserve or Treasury, on the liquidity of the capital markets and the impact and timing of any further programs or regulations implemented by the U.S. Government or its agencies;

•	any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. Government;

•	increased prepayments of the mortgages and other loans underlying our investment securities;

•	the volatility of the markets for our targeted assets;

•	increased rates of default and/or decreased recovery rates on our assets;

•	mortgage loan modification programs and future legislative action;

•	the degree to which our hedging strategies may or may not protect us from, or expose us to, credit or interest rate risk;

•	changes in the availability, terms and deployment of capital;

•	changes in interest rates and interest rate mismatches between our assets and related borrowings;

•	our ability to maintain existing financing agreements, obtain future financing arrangements and the terms of such arrangements;

•	changes in economic conditions generally and the mortgage, real estate and debt securities markets specifically;

•	legislative or regulatory changes;

•	changes to GAAP; and

•
the other important factors identified in, or incorporated by reference into, this Annual Report, including, but not limited to those under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” and the various other factors identified in any other documents filed by us with the SEC.

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

Risks Related to Our Business and Our Company

Difficult conditions in the mortgage and residential real estate markets have caused and may cause us to experience losses and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets and the economy generally. In addition, we expect that as we acquire commercial mortgage-related assets in the future, our business will be increasingly affected by conditions in the commercial mortgage market and the commercial real estate market. Furthermore, we believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Concerns about the residential and commercial mortgage markets and a declining real estate market generally, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential and commercial mortgage markets have been adversely affected by changes in the lending landscape, the severity of which was largely unanticipated by the markets. There is no assurance that these markets have stabilized or that they will not worsen.

In addition, a continued economic slowdown or delayed recovery may result in continued decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, or the loans underlying certain of our investment securities, default, we may incur losses on those loans or investment securities. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. The further deterioration of the residential or commercial mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

We may change our investment strategy, hedging strategy and asset allocation and operational and management policies without stockholder consent, which may result in the purchase of riskier assets and materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may change our investment strategy, hedging strategy and asset allocation and operational and management policies at any time without the consent of our stockholders, which could result in our purchasing assets or entering into hedging transactions that are different from, and possibly riskier than, the assets and hedging transactions described in this report. A change in our investment strategy or hedging strategy may increase our exposure to real estate values, interest rates and other factors. A change in our asset allocation could result in us purchasing assets in classes different from those described in this report. Our board of directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. In addition, certain of our external managers have great latitude in making investment and hedging decisions on our behalf. Changes in our investment strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.

Interest rate mismatches between the interest-earning assets held in our investment portfolio and the borrowings used to fund the purchases of those assets may reduce our net income or result in a loss during periods of changing interest rates.

Certain of the assets held in our investment portfolio, particularly RMBS, have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, our repurchase agreements and other borrowings typically provide for a payment reset period of 30 days or less.  In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the RMBS currently in our portfolio and shorter than the RMBS and other mortgage-related securities and loans in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will generally not be sufficient to match the cost of all our liabilities against all of our investment securities. In the event we experience unexpectedly high or low prepayment rates on RMBS or other mortgage-related securities or loans, our strategy for matching our assets with our liabilities is more likely to be unsuccessful.

Interest rate fluctuations will also cause variances in the yield curve, which may reduce our net income.  The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on the RMBS and other interest-earning assets in our investment portfolio. For example, because the RMBS in our investment portfolio typically bear interest based on longer-term rates while our borrowings typically bear interest based on short-term rates, a flattening of the yield curve would tend to decrease our net income and the market value of these securities. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur significant operating losses.

Declines in the market values of assets in our investment portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

The market value of the interest-bearing assets in which we invest, most notably RMBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates. We anticipate that increases in interest rates will tend to decrease our net income and the market value of our interest-bearing assets.  A significant percentage of the securities within our investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available for sale securities will be reflected in stockholders’ equity. As a result, a decline in market values may reduce the book value of our assets.  Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

A decline in the market value of our interest-bearing assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan, which would reduce our liquidity and limit our ability to leverage our assets. In addition, if we are, or anticipate being, unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. In the event that we do not have sufficient liquidity to meet such requirements, lending institutions may accelerate indebtedness, increase interest rates and terminate our ability to borrow, any of which could result in a rapid deterioration of our financial condition and cash available for distribution to our stockholders. Moreover, if we liquidate the assets at prices lower than the amortized cost of such assets, we will incur losses.

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government, may adversely affect our business.

Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship and to inject significant capital in these businesses. Questions regarding the continued viability of Fannie Mae and Freddie Mac, as currently structured, including the guarantees that back the RMBS issued by them, and the U.S. Government’s participation in the U.S. residential mortgage market through the GSEs, continue to persist. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market”, which outlines recommendations for reforming the U.S. housing system, specifically the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market and its relationship to Fannie Mae and Freddie Mac. It is unclear how future legislation may impact the housing finance market and the investing environment for mortgage-related securities and more specifically, Agency RMBS and non-Agency RMBS, as the method of reform is undecided and has not yet been defined by the regulators. New regulations and programs related to Fannie Mae and Freddie Mac, including those affecting the relationship between the GSEs and the U.S. Government, may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations.

Our income could be negatively affected in a number of ways depending on the manner in which events related to Fannie Mae and Freddie Mac unfold. For example, the current credit support provided by the U.S. to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on those assets and our cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of RMBS by reducing the spread between the interest we earn on our RMBS and our cost of financing those assets. In addition, any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the interest-earning assets in which we invest.

In late 2008, the U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures.  The programs involve, among other things, modifications of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.  In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings.  These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae adversely affect the value of, and the returns on, the interest-earning assets in which we invest, including through prepayments on the mortgage loans underlying our RMBS and other mortgage-related securities and loans, including mortgage loans held in our securitization trusts.

We have acquired and may acquire in the future non-Agency RMBS collateralized by subprime and Alt A mortgage loans, which are not guaranteed by any government-sponsored entity or agency and are subject to increased risks.

We have acquired and may acquire in the future non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by a GSE such as Fannie Mae or Freddie Mac. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to current economic conditions, including fluctuations in interest rates and lower home prices, as well as aggressive lending practices, many of the mortgage loans backing the non-Agency RMBS have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with these mortgage loans, the performance of non-Agency RMBS could be adversely affected, which could materially and adversely impact our results of operations, financial condition and business.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying RMBS is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. A significant percentage of the mortgage loans underlying our existing RMBS were originated in a relatively higher interest rate environment than currently in effect and, thus, could be prepaid if borrowers are eligible for refinancings.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium securities carry will be earned for a shorter period of time. Generally, “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Since many RMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment.

During the first quarter of 2010, each of Fannie Mae and Freddie Mac announced that it was significantly increasing its repurchase of mortgage loans that are 120 or more days delinquent from mortgage pools backing Freddie Mac guaranteed RMBS or Fannie Mae guaranteed RMBS, as applicable. The initial effect of these repurchases was similar to a one-time or short-term increase in mortgage prepayment rates. The ongoing magnitude of the effect of these repurchases on a particular Agency RMBS depends upon the composition of the mortgage pool underlying each Agency RMBS, although for many Agency RMBS the effect has been, and we expect will continue to be, significant.

The adverse effects of prepayments may impact us in various ways. First, particular investments may experience outright losses, as in the case of IOs and in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to any hedges that we may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates our business, financial condition and results of operations and ability to make distributions to our shareholders could be materially adversely affected.

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

Changes in interest rates could negatively affect the value of our assets, and increase the risk of default on our assets.

Currently, our assets primarily consist of RMBS. Most RMBS, especially most fixed-rate RMBS and most RMBS backed by fixed-rate mortgage loans, decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by ARMs, increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our reverse repos.

RMBS backed by ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on our RMBS backed by ARMs. This problem is magnified for RMBS backed by ARMs and hybrid ARMs that are not fully indexed. Further, some RMBS backed by ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on RMBS backed by ARMs and hybrid ARMs may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Competition may prevent us from acquiring assets on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire our targeted assets at favorable spreads over our borrowing costs. In acquiring our targeted assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us. Additionally, many of our potential competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. As a result, we may not in the future be able to acquire sufficient quantities of our targeted assets at favorable spreads over our borrowing costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Loans from our discontinued mortgage lending operations that were sold to third parties under sale agreements include numerous representations and warranties regarding the manner in which the loan was originated, the property securing the loan and the borrower.  If these representations or warranties are found to have been breached, we may be required to repurchase the loan.  We may be forced to resell these repurchased loans at a loss, which could harm our profitability and financial condition.

Residential whole mortgage loans, including subprime residential mortgage loans and non-performing and sub-performing residential mortgage loans, are subject to increased risks.

We may acquire and manage pools of residential whole mortgage loans. Residential whole mortgage loans, including subprime mortgage loans and non-performing and sub-performing mortgage loans, are subject to increased risks of loss. Unlike Agency RMBS, whole mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Whole mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

Commercial mortgage loans are subject to risks of delinquency and foreclosure and risks of loss that may be greater than similar risks associated with residential mortgage loans.

We may acquire CMBS backed by commercial mortgage loans or directly acquire commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with residential mortgage loans. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. If we incur losses on CMBS, or commercial mortgage loans, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

The mezzanine loan assets that we may acquire or originate will involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire or originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the mezzanine lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to mezzanine loans originated or acquired by us could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

We may invest in high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect our business, financial condition and cash available for dividends.

We may invest in high yield or subordinated or lower rated securities, including subordinated tranches of CMBS and non-Agency RMBS, which involve a higher degree of risk than other investments.  Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions.  These securities may not be secured by mortgages or liens on assets.  Our right to payment and security interest with respect to such securities may be subordinated to the payment rights and security interests of the senior lender.  Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

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

To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before acquiring certain assets, such as non-Agency RMBS, whole mortgage loans, CMBS or other mortgage-related or financial assets, we or the external manager responsible for the acquisition and management of such asset may decide to conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s credit profile, (ii) a review of all or merely a subset of the documentation related to the asset, or (iii) other reviews that we or the external manager may deem appropriate to conduct. There can be no assurance that we or the external manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Lack of diversification in the number of assets we acquire would increase our dependence on relatively few individual assets.

Our management objectives and policies do not place a limit on the size of the amount of capital used to support, or the exposure to (by any other measure), any individual asset or any group of assets with similar characteristics or risks. In addition, because we are a small company, we may be unable to sufficiently deploy capital into a number of assets or asset groups.  As a result, our portfolio may be concentrated in a small number of assets or may be otherwise undiversified, increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these assets perform poorly. For example, our portfolio of mortgage-related assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders

Risk Related to Our Debt Financing

Our access to financing sources, which may not be available on favorable terms, or at all, especially in light of current market conditions, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources to fund our operations. However, as previously discussed, the capital and credit markets recently experienced unprecedented levels of volatility and disruption which exerted downward pressure on stock prices and credit capacity for lenders. If these levels of market volatility and disruption recur, it could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent. Moreover, we are currently party to repurchase agreements of a short duration and there can be no assurance that we will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event we are unable to roll over or re-set our reverse repos, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Under current market conditions, securitizations are generally unavailable or limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

During 2008 and 2009, many repurchase agreement lenders required higher levels of collateral than they had required in the past to support repurchase agreements collateralized by Agency RMBS. Although these collateral requirements have been reduced to more appropriate levels, we cannot assure you that they will not again experience a dramatic increase. If the interest rates, lending margins or collateral requirements under these repurchase agreements increase, or if lenders impose other onerous terms to obtain this type of financing, our results of operations will be adversely affected.

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

We intend to leverage our equity, which will exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.

We intend to leverage our equity through borrowings, generally through the use of repurchase agreements and CDOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities, and we may, in the future, utilize other forms of borrowing.  The amount of leverage we incur varies depending on our ability to obtain credit facilities and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

Our debt service payments will reduce the net income available for distribution to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to sale to satisfy our debt obligations. A decrease in the value of the assets may lead to margin calls under our repurchase agreements which we will have to satisfy. Significant decreases in asset valuation, such as occurred during March 2008, could lead to increased margin calls, and we may not have the funds available to satisfy any such margin calls. Although we have established a target overall leverage amount for our Midway Residential Mortgage Portfolio strategy and our legacy assets, there is no established limitation, other than may be required by our financing arrangements, on our leverage ratio or on the aggregate amount of our borrowings.

If we are unable to leverage our equity to the extent we currently anticipate, the returns on certain of our assets could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

If we are limited in our ability to leverage certain of our assets, such as Agency RMBS, assets under the Midway Residential Mortgage Portfolio or certain commercial mortgage-related securities, the returns on these assets may be harmed. A key element of our strategy is our use of leverage to increase the size of our RMBS portfolio in an attempt to enhance our returns. Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

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

Hedging against credit events and interest rate changes and other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We have in the past engaged in and intend to opportunistically pursue in the future, together with our external managers, various hedging strategies in an effort to reduce our exposure to losses from adverse changes in interest rates, credit events and other factors. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, or eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain if the values of our portfolio positions should increase. Further, certain hedging transactions could result in our experiencing significant losses. Moreover, at any point in time we may choose not to hedge all or a portion of these risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

•
either we or our external managers may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;

•	either we or our external managers may fail to recalculate, re-adjust and execute hedges in an efficient and timely manner;

•	the hedging transactions may actually result in poorer over-all performance for us than if we had not engaged in the hedging transactions;

•	credit hedging can be expensive, particularly when the market is forecasting future credit deterioration and when markets are more illiquid;

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the durations of the hedges may not match the durations of the related assets or liabilities being hedged;

•
many hedges are structured as over-the-counter contracts with counterparties whose creditworthiness is not guaranteed, raising the possibility that the hedging counterparty may default on their payment obligations; and

•	to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty.

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Hedging instruments and other derivatives historically have not, in many cases, been traded on regulated exchanges, or been guaranteed or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

Hedging instruments and other derivatives involve risk because they historically have not, in many cases, been traded on regulated exchanges and have not been guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Neither we nor our external managers are restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty’s insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations.

The U.S. Commodity Futures Trading Commission and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operation and our ability to make distributions to our stockholders.

Risks Related to Our Agreements with Our External Managers

We are dependent on our external managers and certain of their key personnel and may not find a suitable replacement if they terminate their respective management or advisory agreements with us or such key personnel are no longer available to us.

We historically were organized as a self-advised company that acquired, originated, sold and managed its assets; however, as we modified our business strategy and the targeted assets we seek to acquire in response to changing market conditions, we began to outsource the management of certain targeted asset classes for which we had limited internal resources or experience. We presently are a party to two separate management or advisory agreements that provide for the external management of certain of our assets and investment strategies. Each of our external managers, in some manner, identifies, evaluates, negotiates, structures, closes and monitors certain investments on our behalf. In each case, we have engaged these third parties because of the expertise of certain key personnel of our external managers. The departure of any of the senior officers of our external managers, or of a significant number of investment professionals or principals of our external managers, could have a material adverse effect on our ability to achieve our investment objectives.  We are subject to the risk that our external managers will terminate their respective management or advisory agreement with us or that we may deem it necessary to terminate such agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage certain of our assets and investment strategies.

Pursuant to our management or advisory agreements, our external managers, in most cases, are entitled to receive a management fee that is payable regardless of the performance of the assets under their management.

We will pay Midway substantial base management fees, based on our invested capital (as such term is defined in the Midway Management Agreement), regardless of the performance of the assets under their management. Similarly, pursuant to the HCS Advisory agreement, we will pay HCS a base advisory fee if such assets are deemed “managed assets” under the HCS Advisory Agreement, and we may pay them, if agreed to by each party, base management fees for assets deemed “scheduled assets, regardless of the performance of the assets under their management. In addition, we will pay HCS an annual consulting fee, subject to certain conditions, that is in no way contingent upon the performance or management of any of our assets  The external managers’ entitlement in many cases to non-performance based compensation may reduce its incentive to devote the time and effort of its professionals to seeking profitable investment opportunities for our company, which could result in the under-performance of assets under their management and negatively affect our ability to pay distributions to our stockholders or to achieve capital appreciation.

Pursuant to the terms of our management and advisory agreements, our external managers are generally entitled to receive an incentive fee, which may induce them to make certain investments, including speculative or high risk investments.

In addition to the base management and, in some cases, consulting fees, payable to our external managers, our external managers are generally entitled to receive incentive compensation based, in part, upon the achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our external managers to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining liquidity and/or management of credit risk or market risk, in order to achieve higher incentive compensation.  Investments with higher yield potential are generally riskier or more speculative.  In addition, Midway has broad discretion regarding the types of investments it will make pursuant to its management agreement with us.  This could result in increased risk to the value of our assets under the management of our external managers.

We compete with our external managers’ other clients for access to them.

Each of Midway and HCS manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management or advisory agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose and, in the case of HCS, may raise, advise or sponsor other REITs or other investment funds that invest in assets similar to our targeted assets. As a result, we will compete with these other accounts and interests for access to Midway and HCS and the benefits derived from those relationships. For the same reasons, the personnel of each of Midway and HCS may be unable to dedicate a substantial portion of their time managing our investments to the extent they manage or are associated with any future investment vehicles not related to us.

There are conflicts of interest in our relationships with our external managers, which could result in decisions that are not in the best interests of our stockholders.

We may acquire or sell assets in which an external manager or its affiliates have or may have an interest. In recent years, we have engaged in certain co-investment opportunities with HCS or one of its affiliates and we may participate in future co-investment opportunities with our external managers or their affiliates. In these cases, it is possible that our interests and the interests of our external managers will not always be aligned and this could result in decisions that are not in the best interests of our company. Similarly, one of our external managers or its affiliates may acquire or sell assets in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our external managers or their affiliates, including the purchase and sale of all or a portion of a targeted asset.

Acquisitions made for entities with similar objectives may be different from those made on our behalf. Our external managers may have economic interests in or other relationships with others in whose obligations or securities we may acquire. In particular, such persons may make and/or hold an investment in securities that we acquire that may be pari passu, senior or junior in ranking to our interest in the securities or in which partners, security holders, officers, directors, agents or employees of such persons serve on boards of directors or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities and otherwise create conflicts of interest. In such instances, the external managers may, in their sole discretion, make recommendations and decisions regarding such securities for other entities that may be the same as or different from those made with respect to securities acquired by us and may take actions (or omit to take actions) in the context of these other economic interests or relationships, the consequences of which may be adverse to our interests.

The key personnel of our external managers and its affiliates devote as much time to us as our external managers deem appropriate, however, these individuals may have conflicts in allocating their time and services among us and their other accounts and investment vehicles. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our external managers, other entities for which our external manager serves as a manager, or its accounts will likewise require greater focus and attention, placing the resources of our external managers in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.

We, directly or through our external managers, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our external managers’ management of other accounts could create a conflict of interest to the extent such external manager is aware of material non-public information concerning potential investment decisions and this in turn could impact our ability to make necessary investment decisions. Any limitations that develop as a result of our access to confidential information could therefore materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

HCS, which is a wholly-owned subsidiary of JMP Group Inc., is deemed to beneficially own approximately 15.3% of our outstanding common stock as of December 31, 2010. In evaluating opportunities for us and other management strategies, this may lead HCS to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment. In addition, the chairman of our board of directors, James J. Fowler, is a portfolio manager at HCS and a managing director of JMP Group Inc. As a result, Mr. Fowler may have a conflict of interest in situations where the best interests of our company and stockholders do not align with the interests of HCS, JMP Group, Inc. or its affiliates, which may result in decisions that are not in the best interests of all our stockholders.

There are limitations on our ability to withdraw invested capital from the account managed by Midway and our inability to withdraw our invested capital when necessary may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Pursuant to the terms of the Midway Management Agreement, we may only redeem invested capital in an amount equal to the lesser of 10% of the invested capital in the account managed by Midway or $10 million as of the last calendar day of the month upon not less than 75 days written notice, subject to our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act. In addition, we are only permitted to make one such redemption request in any 75-day period. In the event a significant market event or shock, we may be unable to effect a redemption of invested capital in greater amounts or at a greater rate unless we obtain the consent of Midway. Moreover, because a reduction of invested capital would reduce the base management fee under the Midway Management Agreement, Midway may be less inclined to consent to such redemptions. If we are unable to withdraw invested capital as needed to meet our obligations in the future, our business and financial condition could be materially adversely affected.

Termination of the HCS Advisory Agreement may be difficult and costly.

Termination of the HCS Advisory Agreement without cause is subject to several conditions which may make such a termination difficult and costly. The HCS Advisory Agreement provides that it may only be terminated without cause upon our election to not renew the agreement at the end of the initial term or upon the affirmative vote of at least two-thirds of our independent directors, based either upon unsatisfactory performance by HCS that is materially detrimental to us or upon a determination that the management fee payable to HCS is not fair, subject to HCS’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. HCS will be paid a termination fee equal to the product of (A) 1.5 and (B) the sum of (i) the average annual base advisory fee earned by HCS during the 24-month preceding the effective termination date, and (ii) the annual consulting fee.  Thus, in the event we elect not to renew the HCS Advisory Agreement for any reason other than cause (as defined in the HCS Advisory Agreement), we will be required to pay this termination fee.  These provisions may increase the effective cost to us of terminating the HCS Advisory Agreement, thereby adversely affecting our ability to terminate HCS without cause.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended, or Internal Revenue Code.  We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described herein.  From July 2007 until April 2008, our Board of Directors elected to suspend the payment of quarterly dividends on our common stock.  Our Board’s decision reflected our focus on the elimination of operating losses through the sale of our mortgage lending business and the conservation of capital to build future earnings from our portfolio management operations.  All distributions to our common stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.  There are no assurances of our ability to pay dividends in the future at the current rate or at all.

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

Certain of our external managers, including Midway, are authorized to follow broad investment guidelines, which were approved by our board of directors at the time we entered into our respective management agreements with these parties, in determining which assets they will invest in on our behalf.  Although our board of directors will ultimately determine when and how much capital to allocate to these strategies, we generally will not approve transactions in advance of their execution by these managers.  Currently, our investment in any new program asset under the HCS Advisory Agreement requires the approval of our board of directors. However, our board of directors may elect to not review individual investments in new program assets in the future. In addition, in conducting periodic reviews, we will rely primarily on information provided to us by our external managers. Complicating matters further, our external managers may use complex investment strategies and transactions, which may be difficult or impossible to unwind. As a result, because our external managers have great latitude to determine the types of assets it may decide are proper investments for us, there can be no assurance that we would otherwise approve of these investments individually or that they will be successful.

We are dependent on certain key personnel.

We are a small company and are dependent upon the efforts of certain key individuals, including James J. Fowler, the Chairman of our Board of Directors, and Steven R. Mumma, our Chief Executive Officer and President.  The loss of any key personnel or their services could have an adverse effect on our operations.

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

The maximum U.S. federal income tax rate for dividends payable to domestic shareholders that are individuals, trust and estates is 15% (through 2012).  Dividends payable by REITs, however, are generally not eligible for the reduced rates.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rate applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

Our ability to invest in and dispose of “to be announced” securities could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

In connection with our investment in the Midway Residential Mortgage Portfolio, we may purchase Agency RMBS through TBAs, or dollar roll transactions. In certain instances, rather than take delivery of the Agency RMBS subject to a TBA, we will dispose of the TBA through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

Until such time as we seek and receive a favorable private letter ruling from the IRS, or we are advised by counsel that TBAs should be treated as qualifying assets for purposes of the 75% asset test, we will limit our investment in TBAs and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of TBAs should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of TBAs and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through TBAs and to dispose of TBAs, through dollar roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that TBAs should be treated as qualifying assets or that income and gains from dispositions of TBAs should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our TBAs, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter or (ii) our income and gains from the disposition of TBAs, together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Other than real estate owned, acquired through, or in lieu of, foreclosures on mortgage loans, the Company does not own any properties. As of December 31, 2010, our principal executive and administrative offices are located in leased space at 52 Vanderbilt Avenue, Suite 403, New York, New York 10017.

Item 3. LEGAL PROCEEDINGS

We are at times subject to various legal proceedings arising in the ordinary course of our business.  As of the date of this report, we do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations, financial condition or cash flows.

Item 4. (REMOVED AND RESERVED)

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Capital Market under the trading symbol “NYMT”.  As of December 31, 2010, we had 9,425,442 shares of common stock outstanding and as of February 18, 2011, there were approximately 26 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable on our common stock on a per share basis.

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2010
Fourth quarter	$6.96	$6.23	$6.96	12/20/10	01/25/11	$0.18
Third quarter	6.52	5.68	6.26	10/04/10	10/25/10	0.18
Second quarter	7.77	6.51	6.62	06/16/10	07/26/10	0.18
First quarter	8.03	6.54	7.55	03/16/10	04/26/10	0.25

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount per Share
Year Ended December 31, 2009
Fourth quarter	$8.75	$5.74	$7.19	12/21/09	01/26/10	$0.25
Third quarter	8.03	5.05	7.60	09/28/09	10/26/09	0.25
Second quarter	5.97	2.23	5.16	06/14/09	07/27/09	0.23
First quarter	3.80	1.82	3.80	03/25/09	04/27/09	0.18

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program, which it previously announced in November 2005. At management’s discretion, the Company is authorized to repurchase shares of Company common stock in the open market or through privately negotiated transactions through December 31, 2015. The plan may be temporarily or permanently suspended or discontinued at any time. The Company has not repurchased any shares since March 2006 and currently has no intention to recommence repurchases in the near-future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	1,182,823

Item 6.  SELECTED FINANCIAL DATA

We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs, which we refer to as our net interest income. We intend to achieve this objective by investing in a broad class of mortgage-related and financial assets that in aggregate will generate what we believe are attractive risk-adjusted total returns for our stockholders. Our targeted assets currently include Agency RMBS consisting of pass-through certificates, CMOs, REMICs, IOs and POs, non-Agency RMBS, which may include non-Agency IOs and POs, prime ARM loans held in securitization trusts, CMBS, commercial mortgage loans and other commercial real estate-related debt investments. We also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them.

Prior to 2009, our investment portfolio was primarily comprised of Agency RMBS, certain non-agency RMBS originally rated in the highest rating category by two rating agencies and prime ARM loans held in securitization trusts. In early 2009, we commenced a repositioning of our investment portfolio to transition the portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, which primarily involve interest rate risk, to a more diversified portfolio that includes elements of credit risk with reduced leverage. During 2010, we continued to diversify our investment portfolio by opportunistically disposing of approximately $51.7 million of Agency RMBS and non-Agency RMBS, while investing approximately $19.4 million in a limited partnership formed to invest in and manage a pool of performing whole residential mortgage loans, and approximately $7.6 million of other mortgage-related investments. We intend to accelerate our portfolio diversification strategy in 2011 through the formation and funding of our recently announced Midway Residential Mortgage Portfolio. This portfolio will be externally managed by The Midway Group, L.P. We have initially provided $24 million to the Midway Residential Mortgage Portfolio and we anticipate contributing additional capital to this investment in the future, such that this investment will become a significant contributor to our revenues and earnings and will represent a significant portion of our total assets in the future. For more information regarding the investment, financing and hedging strategies of this investment, see “Item 1. Business ― Our Residential Mortgage Portfolio Strategy.” In addition, in-line with our diversification strategy and our focus on asset performance, we have in the recent past pursued, and anticipate continuing to pursue in the future, investment opportunities in the commercial mortgage market.

We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income generated in our taxable REIT subsidiary.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, including, among other things:

•	changes in interest rates;

•	rates of prepayment, default and recovery on our assets or the mortgages or loans underlying such assets;

•	general economic and financial and credit market conditions;

•	our leverage, our access to funding and our borrowing costs;

•	our hedging activities;

•	changes in the credit ratings of the loans, securities, and other assets we own;

•	the market value of our investments;

•	liabilities related to our discontinued operation, including repurchase obligations on the sales of mortgage loans;

•	actions taken by the U.S. Federal Reserve and the U.S. Government; and

•	requirements to maintain REIT status and to qualify for an exemption from registration under the Investment Company Act.

We earn income and generate cash through our investments. Our income is generated primarily from the net spread, which we refer to as net interest income, which is the difference between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities and other operating costs, including management fees. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning assets and the borrowing costs of the liabilities used to finance those investments, prepayment speeds and default and recovery rates on the assets or the loans underlying such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate risks and prepayment risks effectively while maintaining our status as a REIT.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on our borrowings, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income. With the maturities of our assets generally of longer duration than those of our liabilities, interest rate increases will tend to decrease the net interest income we derive from, and the market value of our interest rate sensitive assets (and therefore our book value). Such rate increases could possibly result in operating losses or adversely affect our ability to make distributions to our stockholders.

The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayment rates, as reflected by the rate of principal paydown, and interest rates vary according to the type of investment, conditions in the economy and financial markets, competition and other factors, none of which can be predicted with any certainty. To the extent we have acquired assets at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our mortgage-related assets will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income will be negatively impacted. The current climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

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

In addition, our returns will be affected by the credit performance of our more credit-sensitive assets, such as non-agency RMBS, equity investment in a pool of mortgage loans and CLOs. These investments and other assets we intend to target under our Midway Residential Mortgage Portfolio strategy, as well as other assets we may acquire from time-to-time, expose us to credit risk. To mitigate the credit risks associated with these assets, we may acquire more senior pieces of the capital structure, purchase the assets at discounted prices or hedge with credit sensitive derivative instruments. Nevertheless, if credit losses on our investments, loans, or the loans underlying our investments exceed our expectations or our ability to adequately hedge against these losses, it may have an adverse effect on our performance and our earnings.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. In the past, we have complied with the repurchase demands by repurchasing the loan with cash and reselling it at a loss, thus reducing our cash position. More recently, we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. As of December 31, 2010, the amount of repurchase requests outstanding was approximately $2.0 million, against which we had a reserve of approximately $0.3 million. We cannot assure you that we will be successful in settling the remaining repurchase demands on favorable terms, or at all. If we are unable to continue to resolve our current repurchase demands through negotiated net cash settlements, our liquidity could be adversely affected.

For more information regarding the factors and risks that affect our operations and performance, see “Item 1A. Risk Factors” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below.

Current Market Conditions and Commentary

Government Actions.  In recent years, the residential housing, mortgage, credit and financial markets in the United States have experienced a variety of difficulties and changed economic conditions, including increased rates of loan defaults, significant credit losses and decreased liquidity. Currently, the U.S. economy appears to be in a weak recovery with little or no broad inflationary pressures. In response to these conditions, the U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation (FDIC) and other governmental and regulatory bodies have taken significant actions to stabilize or improve market and economic conditions.  These actions include, among other things, the conservatorship of, and other programs involving, Fannie Mae and Freddie Mac, the Emergency Economic Stabilization Act of 2008 (EESA), the Troubled-Asset Relief Program (TARP), the Capital Purchase Program (CPP), the Term Asset-Backed Securities Loan Facility (TALF), the American Recovery and Reinvestment Act of 2009 (ARRA), the Homeowner Affordability and Stability Plan (HASP), the Homeowner Affordable Modification Program (HAMP) and the Hope for Homeowners program. While the impact from many of these programs has not been as extensive as initially anticipated, a number of these programs have impacted and may in the future continue to impact our portfolio and our results of operations.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for RMBS and other targeted assets, interest rate swaps and other derivatives as much of the legislation’s implementation has not yet been defined by regulators.

In November 2010, the U.S. Federal Reserve announced a program to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. One of the effects of this program may be to increase the price of Agency RMBS, which may also decrease our net interest margin. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

Developments Related to Fannie Mae and Freddie Mac.  Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship.  In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market”, which outlines recommendations for reforming the U.S. housing system, specifically the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for mortgage-related securities and more specifically, Agency RMBS and non-Agency RMBS, as the method of reform is undecided and has not yet been defined by the regulators. The scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. New regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations.  A brief summary of certain other material developments involving Fannie Mae and Freddie Mac is set forth below:

•
The Federal Reserve’s Agency RMBS purchase program, which provided for purchases of up to $1.25 trillion of Agency RMBS, was completed on March 31, 2010.  While the market expectation was that the termination of this purchase program would cause a decrease in demand for Agency RMBS and, in turn, reduced market prices for Agency RMBS, we continue to see strong demand and pricing for these securities. In the event the U.S. Government decides to sell significant portions of its portfolio, then we may see meaningful price declines in Agency RMBS.

•
During the first quarter of 2010, Fannie Mae and Freddie Mac announced that they would execute wholesale repurchases of loans which they considered seriously delinquent from existing mortgage pools. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of four months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent. The impact of these programs thus far is reflected in the constant prepayment rate, or CPR, of our portfolio. These actions increased prepayments which decreased our income and book value in 2010. See “―Balance Sheet Analysis ―Prepayment Experience” below for further information.

•
During 2010, there were indications that Fannie Mae and Freddie Mac, as well as certain bond insurers and large private investors, intended to pursue more aggressively in the future, repurchase demands for breaches of representation and warranties involved in the sale of loans now in default. We could experience an increase in repurchase requests in the future if such large-scale repurchase demands become prevalent.

Mortgage and Other Asset Values. Throughout 2010, we continued to observe strong demand and high prices for Agency RMBS. Market demand for non-Agency RMBS has steadily increased since early 2009 and throughout 2010, with some recent flattening in terms of pricing. We believe the steadily increasing prices were due to increased demand and the reduced market yields for Agency RMBS. We also expect market values for certain of our other targeted assets, such as CMBS, CLOs, and residential and commercial whole loans to improve as the economic outlook in the U.S. and abroad improves.

Credit Quality. U.S. residential mortgage delinquency rates have continued to remain at high levels for various types of mortgage loans during the 2010 fourth quarter. Recent months have seen some stabilization or improvement of certain measures of credit quality, although this stabilization and/or improvement may ultimately prove to be temporary. While RMBS backed by subprime mortgages and option ARMs are experiencing the highest delinquency and loss rates, our portfolio of prime ARM loans held in securitization trusts continue to experience high delinquency rates.

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

Financing Markets and Liquidity. The liquidity facilities created by the Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25% have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing for Agency RMBS. The 30-day LIBOR, which was 0.26% as of December 31, 2010, has remained relatively unchanged since December 31, 2009.  The Federal Reserve has continued to reaffirm its plan to hold the Fed Funds Rate near zero percent.  While we expect interest rates to rise over the longer term, we believe that interest rates, and thus our financing costs, are likely to remain at these historically low levels until such time as the economic data begin to confirm a sustainable improvement in the overall economy.

Over the past year, many investment banks have resumed making term financing available for non-Agency RMBS. The return of financing availability and the stabilization of borrowing costs have somewhat improved liquidity in the market for these securities, although such financing is currently available only in limited amounts and with respect to only certain types of those securities, so such improved liquidity is likely to be limited in the near term.

In addition to an improved financing environment for Agency RMBS, the collateral requirements of our repurchase agreement lenders also improved throughout 2009 and 2010, with the average “haircut” related to our repurchase agreement financing declining to approximately 6% at December 31, 2010.  As of December 31, 2010, the Company had available cash of $19.4 million to meet short term liquidity requirements.

Prepayment rates.  As a result of various government initiatives, including HASP, HAMP and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages continue to be historically low.  While these trends have historically resulted in higher rates of refinancing and thus higher prepayment speeds, we have observed little impact from refinancing on the CPR for our portfolio.  However, and as discussed above, the CPR on our RMBS portfolio was negatively impacted during the year ended December 31, 2010, and in particular, during the three months ended June 30, 2010, by repurchase programs implemented by Freddie Mac and Fannie Mae as discussed above.  See “―Balance Sheet Analysis ―Prepayment Experience” below.

Note Regarding Discontinued Operation

In connection with the sale of our wholesale and retail mortgage lending platform assets in 2007, we classified our mortgage lending business as a discontinued operation.  As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debt and liabilities related to leased facilities not assigned, are part of our ongoing operations and accordingly, have not been classified as a discontinued operation. As of December 31, 2010 discontinued operations consist of $4.0 million in assets, including $3.8 million in loans held for sale, and $0.6 million in liabilities, down from $4.2 million in assets and $1.8 million in liabilities at December 31, 2009, and are included in receivables and other assets and accrued expenses and other liabilities in the consolidated balance sheets included in this Annual Report.

Prior to March 31, 2007, we originated a wide range of residential mortgage loan products including prime, alternative-A, and to a lesser extent sub-prime loans, home equity lines of credit, second mortgages, and bridge loans. Our sale of the mortgage lending platform assets on March 31, 2007 marked our exit from the mortgage lending business.

The discontinued operations had net income of $1.1 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.  The Company continues to wind down the discontinued operations and anticipates to be substantially complete by the end of 2011.

Financial Condition

As of December 31, 2010, we had approximately $374.3 million of total assets, as compared to approximately $488.8 million of total assets as of December 31, 2009. The decline in total assets is primarily a function of the repositioning of our investment portfolio away from a heavily weighted leveraged Agency RMBS portfolio to a more diversified portfolio with reduced leverage.

Balance Sheet Analysis

Investment Securities - Available for Sale.  At December 31, 2010 our securities portfolio consists of Agency RMBS, non-Agency RMBS and CLOs. At December 31, 2010, we had no investment securities in a single issuer or entity, other than Fannie Mae, that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the balances of our investment securities available for sale as of December 31, 2010 and December 31, 2009:

Balances of Our Investment Securities (dollar amounts in thousands):

December 31, 2010	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$45,042	$47,529	55.3%
Non-Agency RMBS	11,104	8,985	10.4%
Collateralized Loan Obligation	45,950	29,526	34.3%
Total	$102,096	$86,040	100.0%

December 31, 2009	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$110,324	$116,226	65.8%
Non-Agency RMBS	56,984	42,866	24.2%
Collateralized Loan Obligation	45,950	17,599	10.0%
Total	$213,258	$176,691	100.0%

The following table sets forth the stated reset periods of our investment securities available for sale at December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months To 60 Months	Total
December 31, 2010	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$25,816	$5,313	$16,400	$47,529
Non-Agency RMBS	8,985	—	—	8,985
Collateralized Loan Obligation	29,526	—	—	29,526
Total	$64,327	$5,313	$16,400	$86,040

	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months To 60 Months	Total
December 31, 2009	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$—	$42,893	$73,333	$116,226
Non-Agency RMBS	22,065	4,865	15,936	42,866
Collateralized Loan Obligation	17,599	—	—	17,599
Total	$39,664	$47,758	$89,269	$176,691

Performance Characteristics of Non-Agency RMBS

The following table details performance characteristics of our non-Agency RMBS portfolio as of December 31, 2010 and 2009 (dollar amounts in thousands):

December 31, 2010
Acquired prior to 2009 (1)
Current par value	$11,104
Collateral type
Fixed rate	$10,495
ARMs	$609
Weighted average purchase price	90.70%
Weighted average credit support	3.32%
Weighted average 60+ delinquencies (including 60+, REO and foreclosure)	6.64%
Weighted average 3 month CPR	23.39%
Weighted average 3 month voluntary prepayment rate	21.33%

(1)	All non-Agency RMBS acquired after 2008 were sold during the year ended December 31, 2010.

December 31, 2009

	Acquired after 2008	Acquired prior to 2009
Current par value	$38,682	$18,302
Collateral type
Fixed rate	$3,738	$17,693
ARMs	$34,944	$609
Weighted average purchase price	60.51%	92.05%
Weighted average credit support	8.76%	4.06%
Weighted average 60+ delinquencies (including 60+, REO and foreclosure)	20.61%	3.66%
Weighted average 3 month CPR	16.24%	17.46%
Weighted average 3 month voluntary prepayment rate	9.78%	15.84%

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of December 31, 2010 and 2009, respectively (dollar amounts in thousands).

	As of December 31, 2010			As of December 31, 2009
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal

$0 - $500	11	11/2014 – 11/2017	$5,404	7	03/2014 - 03/2017	$3,471
$500 - $2,000	72	5/2013 – 12/2017	95,704	18	12/2011 - 12/2015	24,722
$2,000 - $5,000	88	8/2012 – 11/2017	276,265	55	5/2011 - 2/2016	198,895
$5,000 - $10,000	11	11/2011 – 3/2016	77,366	28	11/2010 - 10/2014	202,080
+$10,000	—	—	—	3	12/2009 - 10/2012	32,292
Total	182		$454,739	111		$461,460

December 31, 2010

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	19	$52,537	11.55%
Retail Store	10	29,388	6.46%
Electronics	10	29,148	6.41%
Telecommunications	13	26,410	5.81%
Leisure , Amusement, Motion Pictures & Entertainment	10	22,316	4.91%
Personal, Food & Misc Services	10	21,179	4.66%
Chemicals, Plastics and Rubber	9	20,962	4.61%
Beverage, Food & Tobacco	9	18,666	4.10%
Utilities	5	17,035	3.75%
Aerospace & Defense	7	16,468	3.62%
Insurance	3	16,245	3.57%
Hotels, Motels, Inns and Gaming	5	15,389	3.38%
Farming & Agriculture	5	14,983	3.29%
Cargo Transport	3	14,372	3.16%
Diversified/Conglomerate Mfg	6	13,914	3.06%
Personal &Non-Durable Consumer Products	5	13,774	3.03%
Printing & Publishing	4	11,944	2.63%
Diversified/Conglomerate Service	5	10,841	2.38%
Broadcasting & Entertainment	4	10,037	2.21%
Ecological	4	8,763	1.93%
Finance	3	7,803	1.72%
Containers, Packaging and Glass	4	7,635	1.68%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	7,482	1.65%
Personal Transportation	3	7,306	1.61%
Buildings and Real Estate	3	6,970	1.53%
Banking	2	6,750	1.48%
Automobile	5	6,544	1.44%
Mining, Steel, Iron and Non-Precious Metals	3	5,466	1.20%
Textiles & Leather	3	4,359	0.96%
Oil & Gas	2	3,994	0.88%
Grocery	3	3,808	0.84%
Diversified Natural Resources, Precious Metals and Minerals	1	2,251	0.49%
	182	$454,739	100.00%

December 31, 2009

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	14	$57,190	12.4%
Diversified/Conglomerate Service	6	42,348	9.2%
Personal, Food & Misc. Services	6	38,638	8.4%
Electronics	7	26,532	5.7%
Printing & Publishing	4	23,990	5.2%
Telecommunications	6	23,098	5.0%
Insurance / Finance	5	22,915	5.0%
Utilities / Oil & Gas	6	21,782	4.7%
Personal & Non-Durable Consumer Products	6	21,298	4.6%
Retail Store	6	21,211	4.6%
Aerospace & Defense	6	20,462	4.4%
Cargo Transport / Personal Transportation	3	19,499	4.2%
Chemicals, Plastics and Rubber	6	18,532	4.0%
Hotels, Motels, Inns and Gaming	4	18,183	3.9%
Broadcasting & Entertainment	3	16,496	3.6%
Beverage, Food & Tobacco	6	15,880	3.4%
Leisure, Amusement, Motion Pictures & Entertainment	4	11,146	2.4%
Other	13	42,260	9.3%
Total	111	$461,460	100.0%

Prepayment Experience. The constant prepayment rate (“CPR”) on our overall portfolio averaged approximately 19% during 2010 and 2009.  CPRs on our purchased portfolio of investment securities averaged approximately 25% while the CPRs on loans held in our securitization trusts averaged approximately 16% during 2010, as compared to 18% and 19%, respectively, during 2009. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Mortgage Loans Held in Securitization Trusts. Included in our portfolio are ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized. The Company has completed four securitizations; three were classified as financings and one, New York Mortgage Trust 2006-1, qualified as a sale, which resulted in the recording of residual assets and mortgage servicing rights. The Company sold all the residual assets related to the 2006-1 securitization during the third quarter ended September 30, 2009, incurring a realized loss of approximately $32,000.

At December 31, 2010, mortgage loans held in securitization trusts totaled approximately $228.2 million, or 61.0% of our total assets. The Company has a net equity investment of approximately $8.9 million in the three securitization trusts at December 31, 2010. Of the mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 80.9% of which are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details mortgage loans held in securitization trusts at December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
December 31, 2010	559	$229,323	3.16%	$228,185
December 31, 2009	647	$277,007	5.19%	$276,176

Characteristics of Our Mortgage Loans Held in Securitization:

The following table sets forth the composition of our loans held in securitization trusts as of December 31, 2010 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$443	$2,950	$48
Current Coupon Rate	3.16%	7.25%	1.38%
Gross Margin	2.36%	4.13%	1.13%
Lifetime Cap	11.28%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	292	300	259
Average Months to Reset	4	11	1
Original Average FICO Score	729	818	593
Original Average LTV	70.48%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	2.6%	1.69%
Six Month LIBOR	72.9%	2.40%
One Year LIBOR	16.6%	2.26%
One Year Constant Maturity Treasury	7.9%	2.65%
Total	100.0%	2.36%

The following table sets forth the composition of our loans held in securitization trusts as of December 31, 2009 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$456	$2,950	$48
Current Coupon Rate	5.19%	7.25%	1.38%
Gross Margin	2.37%	5.00%	1.13%
Lifetime Cap	11.26%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	304	312	271
Average Months to Reset	6	12	1
Original Average FICO Score	732	820	593
Original Average LTV	70.3	95.0	13.9

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	3.0%	1.67%
Six Month LIBOR	71.8%	2.40%
One Year LIBOR	16.6%	2.27%
One Year Constant Maturity Treasury	8.6%	2.66%
Total	100.0%	2.37%

The following table details loan summary information for loans held in securitization trusts at December 31, 2010 (dollar amounts in thousands):

												Principal Amount of Loans
												Subject to
								Periodic				Delinquent
Description			Interest Rate			Final Maturity		Payment		Original	Current	Principal
Property		Loan						Term	Prior	Amount of	Amount of	or
Type	Balance	Count	Max	Min	Avg	Min	Max	(months)	Liens	Principal	Principal	Interest
Single	<= $100	12	3.88	2.63	3.21	12/01/34	11/01/35	360	NA	$1,508	$914	$-
FAMILY	<= $250	70	6.25	2.63	3.40	09/01/32	12/01/35	360	NA	14,580	12,615	417
	<= $500	103	6.50	2.63	3.23	10/01/32	01/01/36	360	NA	39,299	35,981	7,606
	<=$1,000	39	5.75	1.50	3.01	08/01/33	12/01/35	360	NA	31,128	29,236	3,411
	>$1,000	21	3.25	2.75	2.97	01/01/35	11/01/35	360	NA	37,357	36,857	10,162
	Summary	245	6.50	1.50	3.22	09/01/32	01/01/36	360	NA	$123,872	$115,603	$21,596
2-4	<= $100	1	3.88	3.88	3.88	02/01/35	02/01/35	360	NA	$80	$73	$75
FAMILY	<= $250	7	4.00	2.75	3.25	12/01/34	07/01/35	360	NA	1,415	1,221	191
	<= $500	15	7.25	2.13	3.53	09/01/34	01/01/36	360	NA	5,554	5,259	254
	<=$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	>$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	Summary	23	7.25	2.13	3.46	09/01/34	01/01/36	360	NA	$7,049	$6,553	$520
Condo	<= $100	15	3.50	2.75	3.04	01/01/35	12/01/35	360	NA	$1,912	$938	$55
	<= $250	74	6.38	2.75	3.35	02/01/34	01/01/36	360	NA	14,512	13,036	444
	<= $500	64	6.25	1.50	3.20	09/01/32	12/01/35	360	NA	21,957	20,844	272
	<=$1,000	21	4.00	1.63	2.96	08/01/33	10/01/35	360	NA	15,489	14,558	-
	> $1,000	10	3.25	2.75	2.96	01/01/35	09/01/35	360	NA	14,914	14,654	-
	Summary	184	6.38	1.50	3.21	09/01/32	01/01/36	360	NA	$68,784	$64,030	$771
CO-OP	<= $100	4	3.00	2.63	2.84	10/01/34	08/01/35	360	NA	$443	$331	$-
	<= $250	19	6.13	2.25	3.16	10/01/34	12/01/35	360	NA	4,135	3,399	212
	<= $500	26	6.38	1.38	3.16	08/01/34	12/01/35	360	NA	10,724	9,533	-
	<=$1,000	12	3.25	2.75	2.91	12/01/34	10/01/35	360	NA	9,089	8,896	-
	> $1,000	4	6.00	2.25	3.44	11/01/34	12/01/35	360	NA	5,659	5,339	-
	Summary	65	6.38	1.38	3.16	08/01/34	12/01/35	360	NA	$30,050	$27,498	$212
PUD	<= $100	1	3.00	3.00	3.00	07/01/35	07/01/35	360	NA	$100	$92	$-
	<= $250	16	6.50	2.63	3.66	01/01/35	12/01/35	360	NA	3,260	3,092	113
	<= $500	14	6.13	2.63	3.37	08/01/32	12/01/35	360	NA	4,969	4,671	770
	<=$1,000	4	3.50	2.75	3.19	05/01/34	07/01/35	360	NA	2,832	2,650	-
	> $1,000	4	6.13	2.75	3.66	04/01/34	12/01/35	360	NA	5,233	5,134	1,085
	Summary	39	6.50	2.63	3.49	08/01/32	12/01/35	360	NA	$16,394	$15,639	$1,968
Summary	<= $100	33	3.88	2.63	3.10	10/01/34	12/01/35	360	NA	$4,043	$2,348	$130
	<= $250	186	6.50	2.25	3.38	09/01/32	01/01/36	360	NA	37,902	33,363	1,377
	<= $500	222	7.25	1.38	3.23	08/01/32	01/01/36	360	NA	82,503	76,288	8,902
	<=$1,000	76	5.75	1.50	2.99	08/01/33	12/01/35	360	NA	58,538	55,340	3,411
	> $1,000	39	6.13	2.25	3.09	04/01/34	12/01/35	360	NA	63,163	61,984	11,247
	Grand Total	556	7.25	1.38	3.16	08/01/32	01/01/36	360	NA	$246,149	$229,323	$25,067

The following table details activity for loans held in securitization trusts (net) for the year ended December 31, 2010 (dollar amounts in thousands).

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, December 31, 2009	$277,007	$1,750	$(2,581)	$276,176
Additions	—	—	—	—
Principal repayments	(45,721)	—	—	(45,721)
Provision for loan loss	—	—	(1,560)	(1,560)
Transfer to real estate owned	(1,963)	—	564	(1,399)
Charge-Offs	—	—	988	988
Amortization for premium	—	(299)	—	(299)
Balance, December 31, 2010	$229,323	$1,451	$(2,589)	$228,185

Delinquency Status of Our Mortgage Loans Held in Securitization Trusts

As of December 31, 2010, we had 46 delinquent loans totaling approximately $25.1 million categorized as Mortgage Loans Held in Securitization Trusts (net). Of the $25.1 million in delinquent loans, $17.8 million, or 71% are currently under some form of modified payment plan. As these borrowers are not current, they continue to be reported as delinquent even though they are working towards a credit resolution. The table below shows delinquencies in our portfolio of loans held in securitization trusts as of December 31, 2010 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	7	$2,515	1.09%
61-90	4	$4,362	1.89%
90+	35	$18,191	7.90%
Real Estate Owned (REO)	3	$894	0.39%

 As of December 31, 2009, we had 41 delinquent loans totaling approximately $19.9 million categorized as Mortgage Loans Held in Securitization Trusts. Of the $19.9 million in delinquent loans, $8.2 million, or 41% are currently under some form of modified payment plan. As these borrowers are not current, they continue to be reported as delinquent even though they are working towards a credit resolution. The table below shows delinquencies in our loan portfolio as of December 31, 2009 (dollar amounts in thousands):

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

Equity Investment in Limited Partnership. The following table details loan summary information held in the limited partnership accounted for under the equity method (dollar amounts in thousands).

Loan Summary	December 31, 2010
Number of Loans	159
Aggregate Current Loan Balance	$26,953
Average Current Loan Balance	$170
Weighted Average Original Term (Months)	377
Weighted Average Remaining Term (Months)	326
Weighted Average Gross Coupon (%)	6.80%
Weighted Average Original Loan-to-Value of Loan (%)	86.60%
Weighted Average Loan-to-Value at Funding Date based on Purchase Price (%)	85.28%
Average Cost-to-Principal of Asset at Funding (%)	66.99%
Fixed Rate Mortgages (%)	69.63%
Adjustable Rate Mortgages (%)	30.37%
First Lien Mortgages (%)	100.00%

Cash and Cash Equivalents. We had unrestricted cash and cash equivalents of $19.4 million at December 31, 2010.

Receivables and other assets totaled $8.9 million as of December 31, 2010, and consist primarily of $4.0 million of assets related to discontinued operations, $1.4 million of restricted cash, $1.1 million related to escrow advances, $0.7 million of real estate owned (“REO”) in securitization trusts, $0.6 million of capitalization expenses related to equity and bond issuance cost, $0.6 million of accrued interest receivable, $0.4 million of prepaid expenses and $0.1 million of deferred tax asset. The restricted cash of $1.4 million includes $1.2 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

 Financing Arrangements, Portfolio Investments. During the year ended December 31, 2010, we continued to employ a balanced and diverse funding mix to finance our assets. As of December 31, 2010, our Agency RMBS portfolio was funded with approximately $35.6 million of repurchase agreement borrowings, which represents approximately 11.7% of our total liabilities. Our repurchase agreements typically provide for terms of 30 days. As of December 31, 2010, the current weighted average borrowing rate on these financing facilities was 0.39%. For the year ended December 31, 2010, the ending balance, yearly average and maximum balance at any month-end for our repurchase agreement borrowings were $35.6 million, $58.9 million and $83.8 million, respectively.

Collateralized Debt Obligations.  As of December 31, 2010, we had $220.0 million of collateralized debt obligations, or CDOs, outstanding with a weighted average interest rate of 0.65%.

Subordinated Debentures. As of December 31, 2010, our wholly owned subsidiary, HC, had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.13%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheet included in this Annual Report.

$25.0 million of our subordinated debentures have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly, 4.05% at December 31, 2010. These securities mature on March 15, 2035 and may be called at par by us any time after March 15, 2010. HC entered into an interest rate cap agreement to limit the maximum interest rate cost of these trust preferred securities to 7.5% through March 15, 2010, at which point the interest rate cap expired.

$20.0 million of our subordinated debentures had a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity, 4.24% at December 31, 2010. The securities mature on October 30, 2035 and may be called at par by us any time after October 30, 2010.

Convertible Preferred Debentures. As of December 31, 2010, the 1.0 million shares of our Series A Preferred Stock issued in January 2008 matured, at which time we redeemed all outstanding shares at the $20.00 per share liquidation preference plus the fourth quarter accrued dividends. We funded this redemption from working capital. The Company recorded the dividend as interest expense because of the mandatory redemption feature.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitled the holders to receive a minimum cumulative dividend of 10% per year, subject to an increase to the extent any quarterly common stock dividends exceeded $0.20 per share.

Derivative Assets and Liabilities. We generally hedge the risk related to changes in the benchmark interest rate used in the variable rate index, usually LIBOR.

In order to reduce this risk, we enter into interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowing or CDOs to a fixed rate. We also enter into interest rate cap agreements whereby, in exchange for a fee, we are reimbursed for interest paid in excess of a contractually specified capped rate.

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

 The following table summarizes the estimated fair value of derivative assets and liabilities as of December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	December 31, 2010	December 31, 2009
Derivative assets:
Interest rate caps	$—	$4
Total derivative assets	$—	$4

Derivative liabilities:
Interest rate swaps	$1,087	$2,511
Total derivative liabilities	$1,087	$2,511

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2010 was $68.5 million and included $17.7 million of net unrealized gains, $1.1 million in unrealized derivative losses related to cash flow hedges and $18.8 million in unrealized gains primarily related to our CLOs presented as accumulated other comprehensive income.

Statement of Operations Analysis

The following is a brief description of key terms from our statements of operations:

Interest income and interest expense. Our primary source of income is net interest income on our portfolio of assets. Net interest income is the difference between interest income, which is the income that we earn on our assets, and interest expense, which is the expense we pay on our portfolio borrowings, subordinated debt and convertible preferred debentures.

Other Income (expense). Other income (expense) includes loan losses for costs incurred with respect to the disposition of non-performing or early payment default loans we have originated or purchased from third parties or from losses incurred on non-performing loans held in securitization trusts. In addition, other income (expense) includes net gains (losses) from the sale of investments securities or the early termination of interest rate swaps and income from our investment in a limited partnership.

General, administrative and other expenses. Expenses we incur in our business consist primarily of salary and employee benefits, fees payable to HCS pursuant to the advisory agreement, professional fees, insurance and other general and administrative expenses. Other general and administrative expenses include expenses for office rent, supplies and equipment, computer and software expenses, telephone, travel and entertainment and other miscellaneous operating expenses.

Income from discontinued operation. Income from discontinued operations includes all revenues and expenses related to our discontinued mortgage lending business excluding those costs that will be retained by us.

Results of Operations - Comparison of Years Ended December 31, 2010 and 2009

(dollar amounts in thousands)	For the Years Ended December 31,
	2010	2009	% Change
Net interest income	$10,288	$16,860	(39.0)%
Other income	$3,332	$901	269.8%
Total expenses	$7,950	$6,877	15.6%
Income for continuing operations	$5,670	$10,884	(47.9)%
Income from discontinued operations	$1,135	$786	44.4%
Net income	$6,805	$11,670	(41.7)%
Basic income per common share	$0.72	$1.25	(42.4)%
Diluted income per common share	$0.72	$1.19	(39.5)%

For the year ended December 31, 2010, we reported net income of $6.8 million as compared to net income of $11.7 million for the year ended December 31, 2009, which represents a $4.9 million decrease. The decrease in net income was due primarily to a $6.6 million decrease in net interest margin on our investment portfolio and loans held in securitization trusts, a $1.1 million increase in general, administrative and other expenses and a $0.2 million increase in impairment on investments resulting from our investment in New Bridger Holdings LLC, partially offset by a $2.1 million increase in realized gain on securities, a $0.5 million increase in income from an equity investment in a limited partnership and a $0.4 million increase in income from discontinued operations. The provision for loan losses also includes a $0.5 million provision related to our investment in New Bridger. The decline in net interest margin for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to a $241.1 million decrease in our average interest earning assets to approximately $370.8 million for the year ended December 31, 2010, which was partially offset by a 25 basis point increase in yield. The general, administrative and other expenses increase of $1.1 million for the year ended December 31, 2010 as compared to December 31, 2009 was due primarily to a $1.6 million increase in management fees to HCS, $1.5 million of which resulted from an increase in incentive management fees, which was due, in part, to the sale by the Company in 2010 of certain non-Agency RMBS that were deemed managed assets under the Prior Advisory Agreement and the performance of other managed assets, and partially offset by a $0.3 million decrease in salaries and benefits and a $0.2 million decrease in other expenses.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflect the net interest spread earned on our investment portfolio of Agency RMBS, non-Agency RBMS, loans held in securitization trusts, loans held for investment and CLOs (our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate our investments are earning and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. The following tables set forth the changes in net interest income, yields earned on our Interest Earning Assets and rates on financial arrangements for the years ended December 31, 2010 and 2009 (dollar amounts in thousands, except as noted):

	For the Years Ended December 31,
	2010			2009
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($Millions)			($Millions)
Interest Income:
Interest earning assets	$416.2	$16,567	3.98%	$643.2	$30,085	4.68%
Amortization of net discount	(45.4)	3,332	1.39%	(31.3)	1,010	0.40%
Total	$370.8	$19,899	5.37%	$611.9	$31,095	5.08%

Interest Expense:
Investment securities and loans	$302.7	$4,864	1.61%	$537.0	$8,572	1.57%
Subordinated debentures	45.0	2,473	5.49%	45.0	3,189	6.99%
Convertible preferred debentures	20.0	2,274	11.37%	20.0	2,474	12.20%
Interest expense	$367.7	$9,611	2.61%	$602.0	$14,235	2.33%
Net interest income		$10,288	2.76%		$16,860	2.75%

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

(2)
Our net yield on Interest Earning Assets is calculated by dividing our interest income from our Interest Earning Assets for the period by our average Interest Earning Assets during the same period.  Our interest expense rate is calculated by dividing our interest expense from our interest bearing liabilities for the period by our average interest bearing liabilities.  The interest expense includes interest incurred on interest rate swaps.

Comparative Net Interest Spread- Interest Earning Assets

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures and convertible preferred debentures.

Quarter Ended	Average Interest Earning Assets ($ millions) (1)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)	Constant Prepayment Rate (CPR) (6)
December 31, 2010	$318.0	3.24%	4.98%	1.45%	3.53%	13.8%
September 30, 2010	$343.5	3.76%	5.29%	1.66%	3.63%	21.1%
June 30, 2010	$393.8	4.22%	5.28%	1.58%	3.70%	20.5%
March 31, 2010	$425.1	4.50%	5.85%	1.60%	4.25%	18.6%
December 31, 2009	$476.8	4.75%	5.78%	1.45%	4.33%	18.1%
September 30, 2009	$571.0	4.98%	5.60%	1.47%	4.13%	22.5%
June 30, 2009	$600.5	4.99%	5.09%	1.48%	3.61%	21.4%
March 31, 2009	$797.2	4.22%	4.31%	1.79%	2.52%	12.3%
December 31, 2008	$841.7	4.77%	4.65%	3.34%	1.31%	9.2%

(1)	Our average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

Comparative Net Interest Spread―Core Interest Earning Assets, a Non GAAP Financial Measure

Net Interest Spread―Core Interest Earning Assets represents a non-GAAP financial measure and is defined as GAAP Net Interest Spread plus unconsolidated investments in interest earning assets, such as our investment in limited partnership. Our investment in limited partnership represents our equity investment in a limited partnership that owns a pool of residential whole mortgage loans and from which we receive distributions equal to principal and interest payments and sales net of certain administrative expenses. Because the income we receive includes interest from the pool of mortgage loans, management considers the investment to be a functional equivalent to its Interest Earning Assets under GAAP. In order to evaluate the effective Net Interest Income of our investments, management uses Net Interest Spread―Core Interest Earning Assets to reflect the net interest spread of our investments as adjusted to reflect the addition of unconsolidated investments in interest earning assets. Management believes that Net Interest Spread―Core Interest Earning Assets provides useful information to investors as the income stream from this unconsolidated investment is similar to the net interest spread for the majority of our assets. Net Interest Spread–Core Interest Earning Assets should not be considered a substitute for our GAAP based calculation of Net Interest Spread.

The following table reconciles our GAAP net interest spread for our portfolio of Interest Earning Assets for the three months ended December 31, 2010, to our non-GAAP measure of Net Interest Spread―Core Interest Earning Assets. We acquired our unconsolidated investment in a limited partnership during the third and fourth quarters of 2010.

Quarter Ended December 31, 2010	Average Interest Earning Assets ($ millions) (1)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread – Interest Earning Assets	$318.0	3.24%	4.98%	1.45%	3.53%
Investment in Limited Partnership	$11.1	7.06%	12.19%	—%	12.19%
Net Interest Spread – Core Interest Earning Assets	$329.1	3.41%	5.22%	1.45%	3.77%

(1)	Our average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

(4)	Our Cost of Funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments and CDOs.
(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Interest Earning Assets and our Cost of Funds.

Comparative Expenses (dollar amounts in thousands)
	For the Year Ended December 31,
General, administrative and other expenses:	2010	2009	% Change
Salaries and benefits	$1,780	$2,118	(16.0)%
Professional fees	1,199	1,284	(6.6)%
Insurance	651	524	24.2%
Management fees	2,852	1,252	127.8%
Other	1,468	1,699	(13.6)%
Total	$7,950	$6,877	15.6%

The increase in general, administrative and other expenses of $1.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to an increase in management fees of $1.6 million to HCS, $1.5 million of which resulted from an increase in incentive management fees, which was due to the performance of assets managed under the advisory agreement. The investments in these assets were originally acquired during 2009. The incentive fees were generated from realized gains from sales of non-Agency RMBS and excess interest returns from our CLO and non-Agency RMBS investments.

Discontinued Operations (dollar amount in thousands)
	For the Year Ended December 31,
	2010	2009	% Change
Revenues:
Net interest income	$220	$235	(6.4)%
Loan losses	—	(280)	(100.0)%
Other income (net)	1,183	1,290	(8.3)%
Total net revenues	$1,403	$1,245	12.7%

Expenses:
General and administrative	268	459	(41.7)%
Total expenses	268	459	(41.7)%
Income before income tax provision	1,135	786	44.4%
Income tax provision	—	—
Income from discontinued operations – net of tax	$1,135	$786	44.4%

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund our operations, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and to meet these potential cash requirements.  Our investments and assets generate liquidity on an ongoing basis through principal and interest payments, prepayments net earnings held prior to payment of dividends and distributions from unconsolidated investments.  In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity.  We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.  At December 31, 2010, we had cash balances of $19.4 million, a receivable for securities sold of $5.7 million, $47.6 million in unencumbered securities, including $18.0 million of RMBS, of which $9.1 million are Agency RMBS, and borrowings of $35.6 million under outstanding repurchase agreements.  At December 31, 2010, we also had longer-term debt, including CDOs outstanding of $220.0 million and subordinated debt of $45.0 million.  The CDOs are collateralized by the mortgage loans held in securitization trusts.  On December 31, 2010, we redeemed all outstanding shares of our Series A Preferred Stock for an aggregate liquidation preference of $20.0 million plus accrued dividends of $0.5 million.  Based on our current investment portfolio, new investment initiatives, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

At December 31, 2010, our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was less than 1 to 1. We have continued to utilize significantly less leverage than our previously targeted leverage due to the ongoing repositioning of our investment portfolio to a more diversified portfolio that includes elements of credit risk with reduced leverage, as well as the greater than anticipated amount of time involved in identifying and redeploying capital to suitable new investment opportunities. Because financing for certain of the assets that introduce credit risk remains unfavorable, to date, we have used cash from operating activities to finance assets other than Agency RMBS and prime ARM loans held in securitization trusts. As previously discussed above in “Item 1. Business,” we recently formed our Midway Residential Mortgage Portfolio strategy. As of February 28, 2011, we had provided the Midway Residential Mortgage Portfolio with an aggregate of $24.0 million, and we anticipate contributing additional capital to this investment in the future.  Moreover, we expect that the Midway Residential Mortgage Portfolio will utilize some leverage in building the Midway Residential Mortgage Portfolio.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with four different financial institutions as of December 31, 2010. These agreements are secured by certain of our Agency RMBS and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements.   Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At December 31, 2010, we had $58.8 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.  At December 31, 2010, the Company pledged $1.2 million in cash margin to cover decreased valuations of interest rate swaps.  The weighted average maturity of the swaps was 1.6 years at December 31, 2010.

We also own approximately $3.8 million of loans held for sale, which are included in discontinued operations.  Our inability to sell these loans at all or on favorable terms could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. Most recently, we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit. As of December 31, 2010, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which we had a reserve of approximately $0.3 million.

We paid quarterly cash dividends of $0.25, $0.25, $0.18 and $0.18 per common share in January, April, July, and October 2010, respectively. On December 20, 2010, we declared a 2010 fourth quarter cash dividend of $0.18 per common share.  The dividend was paid on January 25, 2011 to common stockholders of record as of December 30, 2011. On December 31, 2010, we paid a $0.50 per share cash dividend, or approximately $0.5 million in the aggregate, on shares of our Series A Preferred Stock to holders of record as of December 30, 2010. We also paid a $0.63, $0.63, $0.50 and $0.50 per share cash dividend on shares of our Series A Preferred Stock in January, April, July, and October 2010, respectively.  Each of these dividends was paid out of the Company’s working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board of Directors declares a dividend.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2010:

($ amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$458	$193	$265	$—	$—
Repurchase agreements	35,632	35,632	—	—	—
CDOs (1)(2)	235,156	20,472	32,998	29,479	152,207
Subordinated debentures (1)	91,356	1,890	3,785	3,780	81,901
Management Fees (3)	3,000	1,000	2,000	—	—
Interest rate swaps (1)	1,472	900	572	—	—
Total contractual obligations	$367,074	$60,087	$39,620	$33,259	$234,108

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2010.

(2)
Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments and estimated principal prepayments based on our internal prepayment model on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(3)	This disclosure assumes that we do not renew the HCS Advisory Agreement.

Advisory and Management Agreements

As of December 31, 2010, the Company, HC and NYMF were parties to the HCS Advisory Agreement.  Subsequent to December 31, 2010, the Company entered into the Midway Management Agreement. We have agreed to pay the external manager that is a party to each of those agreements certain fees for the performance of certain services thereunder. See “Item 1. Business” for a description of the fees and expenses payable by us under these agreements.

For the years ended December 31, 2010 and 2009, HCS earned aggregate base advisory and consulting fees of approximately $0.9 million and $0.8 million, respectively, and an incentive fee of approximately $2.0 million and $0.5 million, respectively.  As of December 31, 2010, HCS was managing approximately $48.2 million of assets on the Company’s behalf.  As of December 31, 2010 and 2009, the Company had a management fee payable totaling $0.7 million and $0.3 million, respectively, included in accrued expenses and other liabilities.

Significance of Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. GAAP, many of which require the use of estimates, judgments and assumptions that affect reported amounts. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

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

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of December 31, 2009, was based on management’s valuation determined by using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. At December 31, 2010, the fair value of the CLO notes was based on quoted prices provided by dealers who make markets in similar financial instruments. The CLO notes were previously classified as Level 3 fair values and were re-classified as Level 2 fair values in the fourth quarter of 2010.

c. Interest Rate Swaps and Caps – The fair value of interest rate swaps and caps are based on dealer quotes. The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

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

Mortgage Loans Held for Investment – Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.  Loans are considered to be impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement.  Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price.

 Investment in Limited Partnership Interest – Management periodically reviews its investments for impairment based on projected cash flows from the entity over the holding period.  When any impairment is identified, the investments are written down to recoverable amounts.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in Note 1 — Summary of Significant Accounting Policies included in Item 8 of this Annual Report on Form 10-K.

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

Interest rate risk is measured by the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially the speed at which prepayments occur on our residential mortgage-related assets. Changes in interest rates can affect our net interest income, which is the difference between the interest income earned on assets and our interest expense incurred in connection with our borrowings.

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

Based on the results of the model, as of December 31, 2010, instantaneous changes in interest rates would have had the following effect on net interest income: (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(1,959)
+100	$(937)
-100	$89

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of December 31, 2010 consisted of approximately $229.3 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated in 2005 by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.5%, and average borrower FICO score of approximately 729. In addition, approximately 65.5% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of December 31, 2010, we owned approximately $9.0 million on non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 90.7% of current par value.  Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, as of December 31, 2010 we own approximately $29.5 million of notes issued by a CLO at a discounted purchase price equal to 24.6% of par. The securities are backed by a portfolio of middle market corporate loans.

Market (Fair Value) Risk

Changes in interest rates also expose us to market risk that the market value (fair value) on our assets may decline. For certain of the financial instruments that we own, fair values will not be readily available since there are no active trading markets for these instruments as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. These estimates and assumptions are indicative of the interest rate environments as of December 31, 2010, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair values of our investment securities are generally based on market prices provided by dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that we receive from the issuer and on available market information.

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past 18 months, secondary market prices were given minimal weighting in determining the fair value of these loans at December 31, 2010 and 2009.

The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable CDOs.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2010, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(5,113)	0.86 years
+100	$(2,559)	0.80 years
Base	—	0.70 years
-100	$1,075	0.42 years

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010 (the “2011 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2011 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2011 Proxy Statement and is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: March 4, 2011	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 4, 2011	By:	/s/ Fredric S. Starker
Fredric S. Starker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chief Executive Officer, President and Director	March 4, 2011
Steven R. Mumma	(Principal Executive Officer)

/s/ Fredric S. Starker	Chief Financial Officer	March 4, 2011
Frederic S. Starker	(Principal Financial and Accounting Officer)

/s/ James J. Fowler	Chairman of the Board	March 3, 2011
James J. Fowler

/s/ Alan L. Hainey	Director	March 3, 2011
Alan L. Hainey

/s/ Steven G. Norcutt	Director	March 3, 2011
Steven G. Norcutt

/s/ Daniel K. Osborne	Director	March 3, 2011
Daniel K. Osborne

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2010

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
New York Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 3, 2011

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31,	December 31,
	2010	2009
ASSETS

Investment securities - available for sale, at fair value (including pledged
securities of $38,475 and $91,071 at December 31, 2010 and 2009, respectively)	$86,040	$176,691
Mortgage loans held in securitization trusts (net)	228,185	276,176
Mortgage loans held for investment	7,460	-
Investment in limited partnership	18,665	-
Cash and cash equivalents	19,375	24,522
Receivable for securities sold	5,653	-
Receivables and other assets	8,916	11,425
Total Assets	$374,294	$488,814

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$35,632	$85,106
Collateralized debt obligations	219,993	266,754
Derivative liabilities	1,087	2,511
Accrued expenses and other liabilities	4,095	6,713
Convertible preferred debentures (net)	-	19,851
Subordinated debentures (net)	45,000	44,892
Total liabilities	305,807	425,827
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized, 9,425,442 and 9,415,094,
shares issued and outstanding at December 31, 2010 and 2009, respectively	94	94
Additional paid-in capital	135,300	142,519
Accumulated other comprehensive income	17,732	11,818
Accumulated deficit	(84,639)	(91,444)
Total stockholders' equity	68,487	62,987
Total Liabilities and Stockholders' Equity	$374,294	$488,814

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Year
	Ended December 31,
	2010	2009

INTEREST INCOME	$19,899	$31,095

INTEREST EXPENSE:
Investment securities and loans held in securitization trusts	4,864	8,572
Subordinated debentures	2,473	3,189
Convertible preferred debentures	2,274	2,474
Total interest expense	9,611	14,235

NET INTEREST INCOME	10,288	16,860

OTHER INCOME (EXPENSE):
Provision for loan losses	(2,230)	(2,262)
Impairment loss on investments	(296)	(119)
Income from investment in limited partnership	496	-
Realized gain on investment securities and related hedges	5,362	3,282
Total other income (expense)	3,332	901

General, administrative and other expenses	7,950	6,877

INCOME FROM CONTINUING OPERATIONS	5,670	10,884
Income from discontinued operation - net of tax	1,135	786
NET INCOME	$6,805	$11,670

Basic income per common share	$0.72	$1.25
Diluted income per common share	$0.72	$1.19
Dividends declared per common share	$0.79	$0.91
Weighted average shares outstanding-basic	9,422	9,367
Weighted average shares outstanding-diluted	9,422	11,867

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009
(Dollar amounts in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Income/(Loss)	Income	Total
Balance, January 1, 2009	$93	$150,790	$(103,114)	$(8,521)		$39,248
Net income			11,670		$11,670	11,670
Dividends declared		(8,531)				(8,531)
Restricted stock	1	260				261
Reclassification adjustment for
net gain included in net income				(2,657)	(2,657)	(2,657)
Increase in net unrealized gain on
available for sale securities				20,340	20,340	20,340
Increase in fair value of derivative
instruments utilized for cash flow hedges				2,656	2,656	2,656
Comprehensive income					32,009
Balance, January 1, 2010	94	142,519	(91,444)	11,818		62,987
Net income			6,805		6,805	6,805
Dividends declared		(7,444)				(7,444)
Restricted stock		225				225
Reclassification adjustment for
net gain included in net income				(5,011)	(5,011)	(5,011)
Increase in net unrealized gain on
available for sale securities				9,106	9,106	9,106
Increase in fair value of derivative
instruments utilized for cash flow hedges				1,819	1,819	1,819
Comprehensive income					$12,719
Balance, December 31, 2010	$94	$135,300	$(84,639)	$17,732		$68,487

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Year Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$6,805	$11,670
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	669	1,435
Net accretion on investment securities and mortgage loans held in securitization trusts	(3,248)	(743)
Realized gain on securities and related hedges	(5,362)	(3,280)
Impairment loss on investment securities	296	119
Proceeds from repayments or sales of mortgage loans	32	1,196
Provision for loan losses	2,230	2,262
Income from investment in limited partnership	(496)	-
Distributions from investment in limited partnership	234	-
Restricted stock issuance	225	261
Other	-	270
Changes in operating assets and liabilities:
Receivables and other assets	269	795
Accrued expenses and other liabilities	(1,959)	(2,212)
Net cash (used in) provided by operating activities	(305)	11,773

Cash Flows from Investing Activities:
Restricted cash	1,610	4,910
Purchases of investment securities	(5)	(43,869)
Issuance of mortgage loans held for investment	(7,460)	-
Purchase of investment in limited partnership	(19,359)	-
Proceeds from investment in limited partnership	956	-
Proceeds from sales of investment securities	46,024	296,553
Principal repayments received on mortgage loans held in securitization trusts	45,744	68,914
Principal paydowns on investment securities - available for sale	52,174	70,343
Net cash provided by investing activities	119,684	396,851

Cash Flows from Financing Activities:
Decrease in financing arrangements	(49,474)	(317,223)
Dividends paid	(8,102)	(7,108)
Redemption of convertible preferred debentures	(20,000)	-
Payments made on collateralized debt obligations	(46,950)	(69,158)
Cash used in financing activities	(124,526)	(393,489)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,147)	15,135
Cash and Cash Equivalents - Beginning of Year	24,522	9,387
Cash and Cash Equivalents - End of Year	$19,375	$24,522

Supplemental Disclosure:
Cash paid for interest	$9,730	$13,456

Non-Cash Investment Activities:
Sale of investment securities not yet settled	$5,653	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$1,697	$2,355

Grant of restricted stock	$183	$261

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization -  New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs, which we refer to as our net interest income. We intend to achieve this objective by investing in a broad class of mortgage-related and financial assets that in aggregate will generate what we believe are attractive risk-adjusted total returns for our stockholders. We also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them.

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

Prior period amounts have been reclassified to conform to current period classifications, including the reclassification of assets and liabilities related to discontinued operations on the balance sheet from a separate line item to receivables and other assets and accounts payable, accrued expenses and liabilities.

The Company has evaluated all events or transactions through the date of this filing.  The Company did not have any material subsequent events that impacted its consolidated financial statements.

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

Receivables and Other Assets – Receivables and other assets totaled $8.9 million as of December 31, 2010, and consist of $4.0 million of assets related to discontinued operations, $1.4 million of restricted cash, $1.1 million related to escrow advances, $0.7 million of real estate owned (“REO”) in securitization trusts, $0.6 million of capitalization expenses related to equity and bond issuance cost, $0.6 million of accrued interest receivable, $0.4 million of prepaid expenses and $0.1 million of deferred tax asset.  The restricted cash of $1.4 million includes $1.2 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.  Receivables and other assets totaled $11.4 million as of December 31, 2009, and consist of $4.2 million of assets related to discontinued operations, $3.0 million of restricted cash, $2.0 million of accrued interest receivable, $0.7 million of other assets, $0.5 million of real estate owned (“REO”) in securitization trusts, $0.5 million of capitalization expenses related to equity and bond issuance cost, $0.3 million of prepaid expenses and $0.2 million related to escrow advances.  The restricted cash of $3.0 million includes $2.9 million held by counterparties as collateral for hedging instruments and $0.1 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

Investment Securities Available for Sale - The Company's investment securities include RMBS comprised of Fannie Mae, Freddie Mac, non-Agency RMBS and CLOs. Investment securities are classified as available for sale securities and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”). Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

Mortgage Loans Held for Investment – Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.  Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate.  Amortization of premiums and discounts is recorded using the effective yield method.  Interest income, amortization of premiums and discounts and prepayment fees are reported in interest income.  Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement.  Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price.

 Investment in Limited Partnership Interest – The Company has an equity investment in a limited partnership.  In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting.  Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

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

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 84% of the current appraised value. This estimate is based on management's experience as well as realized severity rates since issuance of our securitizations. During 2008, as a result of the significant deterioration in the housing market, we revised our policy to estimate recovery values based on current home valuations less expected costs to dispose.  These costs typically approximate 16% of the current home value. It is possible given the deteriorating market conditions experienced since 2008 that we may realize less than that return in certain cases. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 84% of the current property value and compare that to the current balance of the loan. The difference determines the base provision for the loan loss taken for that loan. This base provision for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

The allowance for loan losses will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of December 31, 2010 the allowance for loan losses held in securitization trusts totaled $2.6 million. The allowance for loan losses was $2.6 million at December 31, 2009.

Financing Arrangements, Portfolio Investments - Investment securities available for sale are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by the securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Collateralized Debt Obligations (“CDO”) - We use CDOs to permanently finance our loans held in securitization trusts.  For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The transaction includes interest rate caps which are held by the securitization trust and recorded as an asset or liability of the Company. The Company has completed four securitizations since inception, the first three were accounted for as a permanent financing and the fourth was accounted for as a sale and accordingly, not included in the Company’s financial statements.

Subordinated Debentures (Net) - Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

Convertible Preferred Debentures (Net) - The Company issued $20.0 million in Series A Convertible Preferred Stock that matured on December 31, 2010.  The outstanding shares were redeemed by the Company at the $20.00 per share liquidation preference plus accrued dividends on December 31, 2010.

Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage interest rate risk associated with its securities investment activities.

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

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. There were no contributions to the Plan for the years ended December 31, 2010 and 2009.

Stock Based Compensation - Compensation expense for equity based awards is recognized over the vesting period of such awards, based upon the fair value of the stock at the grant date.

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

Accounting Standards Codification Topic 740 Accounting for Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless it is more likely than not that they will be sustained. ASC 740 was applied to all open taxable years as of the effective date. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based on factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense.

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

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the twelve months ended December 31, 2010 and 2009.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of December 31, 2010, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

A Summary of Recent Accounting Pronouncements Follows:

Fair Value Measurements and Disclosures (ASC 820)

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This ASU amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, this ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not affect our financial condition, results of operations or cash flows.

Consolidation (ASC 810)

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The guidance requires an entity to consolidate a VIE if (i) it has the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The pronouncement is effective for fiscal years beginning after November 15, 2009.  On January 1, 2010, the Company adopted the FASB guidance for determining whether an entity is a variable interest entity; such adoption did not have a material effect on our financial condition, results of operations or cash flows.

Receivables (ASC 310)

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures related to troubled debt restructurings have been temporarily delayed. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this standard did not affect our financial condition, results of operations or cash flows.

2.	Investment Securities Available For Sale, at Fair Value

Investment securities available for sale consist of the following as of December 31, 2010 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$45,865	$1,664	$—	$47,529
Non Agency RMBS	10,071	80	(1,166)	8,985
CLOs	11,286	18,240	—	29,526
Total	$67,222	$19,984	$(1,166)	$86,040

(1)	Agency RMBS includes only Fannie Mae issued securities at December 31, 2010.

Investment securities available for sale consist of the following as of December 31, 2009 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$112,525	$3,701	$—	$116,226
Non Agency RMBS	40,257	4,764	(2,155)	42,866
CLOs	9,187	8,412	—	17,599
Total	$161,969	$16,877	$(2,155)	$176,691

(1)	Agency RMBS includes only Fannie Mae issued securities at December 31, 2009.

The Company commenced its strategy of diversifying its portfolio to manage more elements of credit risk by purchasing $46.0 million face amount of CLOs on March 31, 2009 at a purchase price of approximately $9.0 million. This marked the Company’s first investment outside of RMBS or other mortgage-related assets.  In addition, during the second and third quarters of 2009, the Company further diversified its portfolio by purchasing approximately $45.6 million current par value of non-Agency RMBS at an average cost of 60% of par.    The $45.6 million current par value of non-Agency RMBS purchased represents the senior cash flows of the applicable deal structures.

The Company had proceeds from sales of investment securities of $46.0 million and $296.6 million for the years ended December 31, 2010 and 2009, respectively, and reclassified net gains from accumulated other comprehensive income into earnings of $5.0 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 27 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2010 and 2009, the weighted average expected life of the Company’s available for sale securities portfolio is approximately 21 years and 26 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale at December 31, 2010 (dollar amounts in thousands):

	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months To 60 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$25,816	$5,313	$16,400	$47,529
Non-Agency RMBS	8,985	—	—	8,985
Collateralized Loan Obligation	29,526	—	—	29,526
Total	$64,327	$5,313	$16,400	$86,040

The following tables set forth the stated reset periods of our investment securities available for sale at December 31, 2009 (dollar amounts in thousands):

	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months To 60 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$—	$42,893	$73,333	$116,226
Non-Agency RMBS	22,065	4,865	15,936	42,866
Collateralized Loan Obligation	17,599	—	—	17,599
Total	$39,664	$47,758	$89,269	$176,691

The following table presents the Company's investment securities available for sale in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009, respectively, as follows (dollar amounts in thousands):

December 31, 2010	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$6,436	$1,166	$6,436	$1,166
Total	$—	$—	$6,436	$1,166	$6,436	$1,166

December 31, 2009	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$14,693	$2,155	$14,693	$2,155
Total	$—	$—	$14,693	$2,155	$14,693	$2,155

3.	Mortgage Loans Held in Securitization Trusts and Real Estate Owned

Mortgage loans held in securitization trusts (net) consist of the following at December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	December 31,
	2010	2009
Mortgage loans principal amount	$229,323	$277,007
Deferred origination costs – net	1,451	1,750
Reserve for loan losses	(2,589)	(2,581)
Total	$228,185	$276,176

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the years ended December 31, 2010 and 2009, respectively (dollar amounts in thousands):

	Years ended December 31,
	2010	2009
Balance at beginning of period	$2,581	$844
Provisions for loan losses	1,560	2,192
Transfer to real estate owned	(564)	(406)
Charge-offs	(988)	(49)
Balance at the end of period	$2,589	$2,581

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at December 31, 2010 was $2.6 million, representing 113 basis points of the outstanding principal balance of loans held in securitization trusts as of December 31, 2010, as compared to 93 basis points as of December 31, 2009.  As part of the Company’s allowance for loan adequacy analysis, management will access an overall level of allowances while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	December 31,
	2010	2009
Balance at beginning of period	$546	$1,366
Write downs	(193)	(70)
Transfer from mortgage loans held in securitization trusts	1,398	826
Disposal	(1,011)	(1,576)
Balance at the end of period	$740	$546

Real estate owned held in securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDOs”) issued by the Company.  As of December 31, 2010 and December 31, 2009, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trusts and the amount of CDO’s outstanding, was $8.9 million and $10.0 million, respectively.

The following sets forth delinquent loans, including real estate owned through foreclosure (REO) in our portfolio as of December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

December 31, 2010
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	7	$2,515	1.09%
61-90	4	$4,362	1.89%
90+	35	$18,191	7.90%
Real estate owned through foreclosure	3	$894	0.39%

December 31, 2009
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	5	$2,816	1.01%
61-90	4	$1,150	0.41%
90+	32	$15,915	5.73%
Real estate owned through foreclosure	2	$739	0.27%

4.	Investment in Limited Partnership

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting.  Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this variable interest entity is our net cash invested of $18.2 million at December 31, 2010.

During the third and fourth quarters of 2010, HC invested, in exchange for limited partnership interests, $19.4 million in a limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans.  The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

At December 31, 2010, the Company had an investment in a limited partnership of $18.7 million.  For the year ended December 31, 2010, the Company recognized income from the investment in limited partnership of $0.5 million.

The balance sheet of the investment in limited partnership at December 31, 2010 is as follows (dollar amounts in thousands):

Assets
Cash	$152
Mortgage loans held for sale (net)	18,072
Other assets	478
Total Assets	$18,702

Liabilities & Partners’ Equity
Other liabilities	$37
Partners’ equity	18,665
Total Liabilities & Partners’ Equity	$18,702

The statement of operations of the investment in limited partnership for the year ended December 31, 2010 is as follows (dollar amounts in thousands):

Statement of Operations
Interest income	$489
Realized gain	164
Total Income	653
Other expenses	(157)
Net Income	$496

5.	Derivative Instruments and Hedging Activities

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

The following table presents the fair value of derivative instruments and their location in the Company’s consolidated balance sheets at December 31, 2010 and December 31, 2009, respectively (dollar amounts in thousands):

Derivative Designated as Hedging	Balance Sheet Location	December 31, 2010	December 31, 2009
Interest Rate Caps	Receivables and other assets	$—	$4
Interest Rate Swaps	Derivative liabilities	1,087	2,511

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income(loss) for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Years Ended December 31,
Derivative Designated as Hedging Instruments	2010	2009
Accumulated other comprehensive income(loss) for derivative instruments:
Balance at beginning of the period	$(2,904)	$(5,560)
Unrealized gain on interest rate caps	394	974
Unrealized gain (loss) on interest rate swaps	1,423	1,682
Reclassification adjustment for net gains (losses) included in net income for hedges	—	—
Balance at end of the period	$(1,087)	$(2,904)

The Company estimates that over the next 12 months, approximately $0.9 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income/(loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Years Ended December 31,
	2010	2009
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$308	$637
Interest expense-subordinated debentures	92	353
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	2,515	3,228

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company is unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of December 31, 2010 and December 31, 2009.  The Company had $1.2 million and $2.9 million of restricted cash related to margin posted for Swaps as of December 31, 2010 and December 31, 2009, respectively.

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

The following table presents information about the Company’s interest rate swaps as of December 31, 2010 and 2009 (dollar amounts in thousands):

	December 31, 2010		December 31, 2009
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$24,080	2.99%	$2,070	2.99%
Over 30 days to 3 months	2,110	3.03	3,700	2.99
Over 3 months to 6 months	2,280	3.03	8,330	2.99
Over 6 months to 12 months	5,600	3.03	34,540	2.98
Over 12 months to 24 months	16,380	3.01	34,070	3.00
Over 24 months to 36 months	8,380	2.93	16,380	3.01
Over 36 months to 48 months	—	—	8,380	2.93
Over 48 months	—	—	—	—
Total	$58,830	3.00%	$107,470	2.99%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDOs and the subordinated debentures. The interest rate caps associated with the CDOs are amortizing contractual notional schedules determined at origination. The Company had $76.0 million and $182.2 million of interest rate caps outstanding as of December 31, 2010 and December 31, 2009, respectively.  These interest rate caps are utilized to cap the interest rate on the CDOs at a fixed-rate when one month LIBOR exceeds a predetermined rate.

6.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its RMBS portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the RMBS which they finance. As of December 31, 2010, the Company had repurchase agreements with an outstanding balance of $35.6 million and a weighted average interest rate of 0.39%.  At December 31, 2009, the Company had repurchase agreements with an outstanding balance of $85.1 million and a weighted average interest rate of 0.27%. At December 31, 2010 and December 31, 2009, securities pledged as collateral for repurchase agreements had estimated fair values and carrying values of $38.5 million and $91.1 million, respectively. As of December 31, 2010, the average days to maturity for all repurchase agreements are 29 days.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	December 31, 2010	December 31, 2009
Cantor Fitzgerald	$4,990	$9,643
Credit Suisse First Boston LLC	12,080	20,477
Jefferies & Company, Inc.	9,476	17,764
RBS Greenwich Capital	—	22,962
South Street Securities LLC	9,086	14,260
Total Financing Arrangements, Portfolio Investments	$35,632	$85,106

As of December 31, 2010, the outstanding balance under our repurchase agreements was funded at an advance rate of 94% that implies a haircut of 6%.

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

As of December 31, 2010, the Company had $19.4 million in cash and $47.6 million in unencumbered securities to meet additional haircut or market valuation requirements, including $18.0 million of RMBS, of which $9.1 million are Agency RMBS.  The $19.4 million of cash and the $18.0 million in RMBS (which, collectively, represents 105% of our financing arrangements, portfolio investments) are liquid and could be monetized to pay down or collateralize the liability immediately.

7.	Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2010 and December 31, 2009, the Company had CDOs outstanding of $220.0 million and $266.8 million, respectively. As of December 31, 2010 and December 31, 2009, the current weighted average interest rate on these CDOs was 0.65% and 0.61%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $229.3 million and $277.0 million at December 31, 2010 and December 31, 2009, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2010 and December 31, 2009, had a net investment in the securitizations trusts of $8.9 million and $10.0 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $76.0 million as of December 31, 2010 and an aggregate notional amount of $182.2 million as of December 31, 2009, which are recorded as an asset of the Company. The interest rate caps are carried at fair value and totaled $0 as of December 31, 2010 and $4,476 as of December 31, 2009, respectively. The interest rate caps reduce interest rate exposure on these transactions.

8.	Subordinated Debentures (Net)

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	December 31,
	2010	2009
Subordinated debentures	$45,000	$45,000
Less: unamortized bond issuance costs	—	(108)
Subordinated debentures (net)	$45,000	$44,892

On September 1, 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities had a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate was converted to a floating rate equal to three-month LIBOR plus 3.95% until maturity (4.24% at December 31, 2010).  The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. The preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (4.05% at December 31, 2010 and 4.00% at December 31, 2009). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. The preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

As of March 2, 2011, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

9.	Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.  Assets and liabilities related to the discontinued operation are $4.0 million and $0.6 million, respectively, at December 31, 2010, and $4.2 million and $1.8 million, respectively, at December 31, 2009, and are included in receivables and other assets and accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

Balance Sheet Data

The components of assets related to the discontinued operation as of December 31, 2010 and December 31, 2009 are as follows (dollar amounts in thousands):

	December 31,
	2010	2009
Accounts and accrued interest receivable	$18	$18
Mortgage loans held for sale (net)	3,808	3,841
Prepaid and other assets	213	358
Total assets	$4,039	$4,217

The components of liabilities related to the discontinued operation as of December 31, 2010 and 2009 are as follows (dollar amounts in thousands):

	December 31,
	2010	2009
Due to loan purchasers	$342	$342
Accounts payable and accrued expenses	214	1,436
Total liabilities	$556	$1,778

Statements of Operations Data

The statements of operations of the discontinued operation for the years ended December 31, 2010 and 2009 are as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2010	2009
Revenues	$1,403	$1,242
Expenses	268	456
Income from discontinued operations – net of tax	$1,135	$786

10.	Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the years ended December 31, 2010 and 2009.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of December 31, 2010, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2010, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases - The Company leases its corporate office under a short-term lease agreement expiring in 2013.  This lease is accounted for as an operating lease.  Total property lease expense amounted to $0.2 million for each of the years ended December 31, 2010 and December 31, 2009.

Letters of Credit – The Company maintains a letter of credit in the amount of $0.2 million in lieu of a cash security deposit for its current corporate headquarters, located at 52 Vanderbilt Avenue in New York City, for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary.  This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

As of December 31, 2010 obligations under non-cancelable operating leases that have an initial term of more than one year are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2011	$193
2012	198
2013	67
$458

11.	Concentrations of Credit Risk

At December 31, 2010 and 2009, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within mortgage loans held in the securitization trusts and the real estate owned as follows:

	December 31,
	2010	2009
New York	37.9%	38.9%
Massachusetts	25.0%	24.3%
New Jersey	8.7%	8.5%
Florida	5.6%	5.7%

12.	Fair Value of Financial Instruments

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

b. Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, as of December 31, 2009, was based on management’s valuation determined using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. At December 31, 2010, the fair value of the CLO notes was based on quoted prices provided by dealers who make markets in similar financial instruments. The CLO notes were previously classified as Level 3 fair values and were re-classified as Level 2 fair values in the fourth quarter of 2010.

 c. Interest Rate Swaps and Caps - The fair value of interest rate swaps and caps are based on dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$47,529	$—	$47,529
Non-Agency RMBS	—	8,985	—	8,985
CLO	—	29,526	—	29,526
Total	$—	$86,040	$—	$86,040

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$1,087	$—	$1,087
Total	$—	$1,087	$—	$1,087

	Measured at Fair Value on a Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$116,226	$—	$116,226
Non-Agency RMBS	—	42,866	—	42,866
CLO	—	—	17,599	17,599
Derivative assets (interest rate caps)	—	4	—	4
Total	$—	$159,096	$17,599	$176,695

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$2,511	$—	$2,511
Total	$—	$2,511	$—	$2,511

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2010 and 2009, respectively (amounts in thousands):

Investment securities available for sale:  CLO
	Years Ended December 31,
	2010	2009
Balance at beginning of period	$17,599	$—
Total gains (realized/unrealized)
Included in earnings (1)	2,100	459
Included in other comprehensive income/(loss)	9,827	8,412
Purchases	—	8,728
Transfers out of Level 3 (2)	(29,526)	—
Balance at the end of period	$—	$17,599

 (1) – Amounts included in interest income.
 (2) – Transfers from Level 3 to Level 2 fair values due to management determining that there is a reliable market for these assets based upon quoted prices provided by dealers who make markets in similar investments.

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

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2010 and December 31, 2009 on the consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$7,460	$7,460
Mortgage loans held for sale (net) – included in discontinued operations	—	—	3,808	3,809
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	6,576	6,576
Real estate owned held in securitization trusts	—	—	740	740

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale (net) – included in discontinued operations	$—	$—	$3,841	$3,841
Mortgage loans held in securitization trusts (net) – impaired loans	—	—	7,090	7,090
Real estate owned held in securitization trusts	—	—	546	546

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2010 and December 31, 2009 on the Company’s consolidated statements of operations (dollar amounts in thousands):

	December 31, 2010	December 31, 2009
Mortgage loans held for sale (net) – included in discontinued operations	$—	$245
Mortgage loans held in securitization trusts (net) – impaired loans	1,560	2,192
Real estate owned held in securitization trusts	193	70

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2010 and December 31, 2009 (dollar amounts in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$19,375	$19,375	$24,522	$24,522
Investment securities – available for sale	86,040	86,040	176,691	176,691
Mortgage loans held in securitization trusts (net)	228,185	206,560	276,176	253,833
Derivative assets	—	—	4	4
Assets related to discontinued operation-mortgage loans held for sale (net)	3,808	3,808	3,841	3,841
Receivable for securities sold	5,653	5,653	—	—

Financial Liabilities:
Financing arrangements, portfolio investments	$35,632	$35,632	$85,106	$85,106
Collateralized debt obligations	219,993	185,609	266,754	211,032
Derivative liabilities	1,087	1,087	2,511	2,511
Subordinated debentures (net)	45,000	36,399	44,892	26,563
Convertible preferred debentures (net)	—	—	19,851	19,363

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis and non-recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments in the following table:

a.    Cash and cash equivalents – Estimated fair value approximates the carrying value of such assets.

b.     Mortgage Loans Held in Securitization Trusts (net) – Mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

c.     Receivable for securities sold – Estimated fair value approximates the carrying value of such assets.

d.     Financing arrangements, portfolio investments – The fair value of these financing arrangements approximates cost as they are short term in nature and mature in 30 days.

e.     Collateralized debt obligations – The fair value of these CDOs is based on discounted cashflows as well as market pricing on comparable obligations.

f.     Subordinated debentures (net) – The fair value of these subordinated debentures (net) is based on discounted cashflows using management’s estimate for market yields.

g.     Convertible preferred debentures (net) – The fair value of the convertible preferred debentures (net) is based on discounted cashflows using management’s estimate for market yields.

13.	Income taxes

A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2010 and 2009, are as follows (dollar amounts in thousands).

	December 31,
	2010		2009
Provision at statutory rate	$2,382	(35.0)%	$3,546	(35.0)%
Non-taxable REIT income	(813)	11.9%	(3,008)	30.0%
State and local tax provision	414	(6.1)%	142	(1.0)%
Valuation allowance	(1,983)	29.2%	(680)	6.0%
Total provision	$—	—%	$—	—%

The income tax provision for the year ended December 31, 2010 is comprised of the following components (dollar amounts in thousands):

Current income tax expense	$83
Deferred income tax expense	(83)
Total provision	$—

The income tax provision for the year ended December 31, 2009 is comprised of the following components (dollar amounts in thousands).

Current income tax expense	$—
Deferred income tax expense	—
Total provision	$—

The gross deferred tax asset at December 31, 2010 is $26.0 million. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2010 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$25,662
GAAP reserves	342
Gross deferred tax asset	26,004
Valuation allowance	(25,921)
Net deferred tax asset	$83

At December 31, 2010, the Company had approximately $58 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation. The Company is assessing the amount of such limitation, if any. At this time, based on management’s assessment of the limitations, management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused.

The gross deferred tax asset at December 31, 2009 is $29.4 million. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2009 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$27,697
Mark to market adjustment	469
Sec. 267 disallowance	268
Charitable contribution carryforward	1
GAAP reserves	429
Rent expense	537
Gross deferred tax asset	29,401
Valuation allowance	(29,401)
Net deferred tax asset	$—

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2007.

14.	Segment Reporting

The Company manages a mortgage portfolio which operates as one reporting segment.

15.	Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 9,425,442 and 9,415,094 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively.  As of December 31, 2010 and December 31, 2009, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, including 2,000,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”). As of December 31, 2010 and December 31, 2009, the Company had issued and outstanding 0 and 1,000,000 shares, respectively, of Series A Preferred Stock. Of the common stock authorized at December 31, 2010, 1,190,000 shares were reserved for issuance under the Company’s 2010 Stock Incentive Plan. The Company issued 11,177 and 99,000 shares of common stock during the years ended December 31, 2010 and 2009, respectively. In addition, 829 and 4,000 shares of common stock were forfeited during the years ended December 31, 2010 and 2009, respectively.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2009 and ended December 31, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2010	December 20, 2010	December 30, 2010	January 25, 2011	$0.18
Third Quarter 2010	October 4, 2010	October 14, 2010	October 25, 2010	0.18
Second Quarter 2010	June 16, 2010	July 6, 2010	July 26, 2010	0.18
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	0.25

Fourth Quarter 2009	December 21, 2009	January 7, 2010	January 26, 2010	0.25
Third Quarter 2009	September 29, 2009	October 13, 2009	October 26, 2009	0.25
Second Quarter 2009	June 15, 2009	June 26, 2009	July 27, 2009	0.23
First Quarter 2009	March 25, 2009	April 6, 2009	April 27,2009	0.18

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2009 through December 31, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2010	December 20, 2010	December 30, 2010	December 31, 2010	$0.50
Third Quarter 2010	September 29, 2010	September 30, 2010	October 29, 2010	0.50
Second Quarter 2010	June 16, 2010	June 30, 2010	July 30, 2010	0.50
First Quarter 2010	March 16, 2010	March 31, 2010	April 30, 2010	0.63

Fourth Quarter 2009	December 21, 2009	December 31, 2009	January 29, 2010	0.63
Third Quarter 2009	September 29, 2009	September 30, 2009	October 30, 2009	0.63
Second Quarter 2009	June 15, 2009	June 30, 2009	July 30, 2009	0.58
First Quarter 2009	March 25, 2009	March 31, 2009	April 30,2009	0.50

During 2010, taxable dividends for our common stock were $0.23 per share.  For tax reporting purposes, the 2010 taxable dividends were classified as $0.23 per share ordinary income and $.81 per share a return of capital.

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009
Numerator:
Net income – Basic	$6,805	$11,670
Net income from continuing operations	5,670	10,884
Net income from discontinued operations (net of tax)	1,135	786
Effect of dilutive instruments:
Convertible preferred debentures	2,274	2,474
Net income – Dilutive	9,079	14,144
Net income from continuing operations	7,944	13,358
Net income from discontinued operations (net of tax)	$1,135	$786
Denominator:
Weighted average basic shares outstanding	9,422	9,367
Effect of dilutive instruments:
Convertible preferred debentures	2,500	2,500
Weighted average dilutive shares outstanding	11,922	11,867
EPS:
Basic EPS	$0.72	$1.25
Basic EPS from continuing operations	0.60	1.16
Basic EPS from discontinued operations (net of tax)	0.12	0.09
Dilutive EPS	$0.72	$1.19
Dilutive EPS from continuing operations	0.60	1.12
Dilutive EPS from discontinued operations (net of tax)	0.12	0.07

16.	Convertible Preferred Debentures (Net)

As of December 31, 2010, the 1.0 million shares of our Series A Preferred Stock matured, at which time we redeemed all outstanding shares at the $20.00 per share liquidation preference plus the fourth quarter accrued dividends.  We paid the aggregate liquidation preference and accrued dividends from working capital.  The Company recorded the dividend as interest expense because of the mandatory redemption feature.

We issued these shares of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates for an aggregate purchase price of $20.0 million. The Series A Preferred Stock entitled the holders to receive a minimum cumulative dividend of 10% per year, subject to an increase to the extent any quarterly common stock dividends exceeded $0.20 per share.

17.	Stock Incentive Plans

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan. However, any outstanding awards under the 2005 Plan will continue in accordance with the terms of the 2005 Plan and any award agreement executed in connection with such outstanding awards. At December 31, 2010, there are 28,999 shares of restricted stock outstanding under the 2005 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000. The Company’s directors have been issued 7,177 shares in lieu of cash compensation under the 2010 Plan as of December 31, 2010.

During the years ended December 31, 2010 and 2009, the Company recognized non-cash compensation expense of $0.2 million and $0.3 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock for the years ended December 31, 2010 and 2009 are presented below:

	2010		2009
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	60,665	$5.28	—	$—
Granted	4,000	7.50	99,000	5.28
Forfeited	(829)	5.28	(4,000)	—
Vested	(34,837)	5.41	(34,335)	5.28
Non-vested shares as of December 31	28,999	$5.43	60,665	$5.28
Weighted-average fair value of restricted stock granted during the period	4,000	$7.50	99,000	$5.28

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2010 and 2009, the Company had unrecognized compensation expense of $0.1 million and $0.2 million, respectively, related to the non-vested shares of restricted common stock. The unrecognized compensation expense at December 31, 2010 is expected to be recognized over a weighted average period of 0.6 years. The total fair value of restricted shares vested during the years ended December 31, 2010 and 2009 was $0.2 million and $0.2 million, respectively.

18.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
Interest income	$6,221	$5,185	$4,536	$3,957
Interest expense	2,813	2,495	2,311	1,992
Net interest income	3,408	2,690	2,225	1,965
Other Income (Expense):
Provision for loan losses	(2)	(600)	(734)	(894)
Income from investment in limited partnership	—	—	150	346
Realized gain on investment securities and related hedges	807	1,291	1,860	1,404
Impairment loss on investment securities	—	—	—	(296)
Total other income (expense)	805	691	1,276	560
General, administrative and other expenses	1,856	2,107	2,222	1,765
Income from continuing operations	2,357	1,274	1,279	760
Income from discontinued operation - net of tax	311	268	298	258
Net income	$2,668	$1,542	$1,577	$1,018
Per share basic income	$0.28	$0.16	$0.17	$0.11
Per share diluted income	$0.28	$0.16	$0.17	$0.11
Dividends declared per common share	$0.25	$0.18	$—	$0.36
Weighted average shares outstanding-basic	9,418	9,419	9,425	9,425
Weighted average shares outstanding-diluted	11,918	11,919	9,425	9,425

	Three Months Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Interest income	$8,585	$7,621	$7,994	$6,895
Interest expense	4,491	3,463	3,311	2,970
Net interest income	4,094	4,158	4,683	3,925
Other Income (Expense):
Provision for loan losses	(629)	(259)	(526)	(848)
Realized gain on investment securities and related hedges	123	141	359	2,659
Impairment loss on investment securities	(119)	—	—	—
Total other income (expense)	(625)	(118)	(167)	1,811
General, administrative and other expenses	1,570	1,602	1,875	1,830
Income from continuing operations	1,899	2,438	2,641	3,906
Income from discontinued operation - net of tax	155	109	236	286
Net income	$2,054	$2,547	$2,877	$4,192
Per share basic income	$0.22	$0.27	$0.31	$0.45
Per share diluted income	$0.22	$0.27	$0.30	$0.40
Dividends declared per common share	$0.18	$0.23	$0.25	$0.25
Weighted average shares outstanding-basic	9,320	9,320	9,406	9,419
Weighted average shares outstanding-diluted	11,820	11,820	11,906	11,919

19.	Related Party Transactions

Advisory Agreements

On January 18, 2008, the Company entered into an advisory agreement (the “Prior Advisory Agreement”) with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS was responsible for implementing and managing the Company’s investments in certain real estate-related and financial assets.  The Company entered into the Prior Advisory Agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc.  Pursuant to SEC filings as of December 31, 2010, HCS and JMP Group Inc. collectively beneficially owned approximately 15.3% of the Company’s common stock.  In addition, until its redemption on December 31, 2010, HCS and JMP Group Inc. collectively beneficially owned 100% of the Company’s Series A Preferred Stock.  The Company’s Series A Preferred Stock matured on December 31, 2010, at which time we redeemed all the outstanding shares at the $20.00 per share liquidation preference plus accrued dividends of $0.5 million.  The Prior Advisory Agreement was terminated effective July 26, 2010 upon execution and effectiveness of an amended and restated advisory agreement among the Company, HC, NYMF and HCS (the “HCS Advisory Agreement”).

Pursuant to the Prior Advisory Agreement, HCS managed investments made by HC and NYMF (other than certain RMBS that are held in these entities for regulatory compliance purposes) as well as any additional subsidiaries that were acquired or formed to hold investments made on the Company’s behalf by HCS. The Company sometimes refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.”  The Prior Advisory Agreement provided for the payment to HCS of a base advisory fee that was equal to 1.50% per annum of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries; and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles.  HCS was also eligible to earn an incentive fee on the managed assets.  The Prior Advisory Agreement incentive fee was equal to 25% of the GAAP net income of the Managed Subsidiaries attributable to the investments that are managed by HCS that exceed a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year payable by us to HCS in cash, quarterly in arrears; provided, however, that a portion of the incentive compensation may be paid in shares of our common stock.

Pursuant to the HCS Advisory Agreement, HCS provides investment advisory services to the Company and manages on the Company’s behalf “new program assets” acquired after the date of the HCS Advisory Agreement.  The terms for new program assets, including the compensation payable thereunder to HCS by the Company, will be negotiated on a transaction-by-transaction basis.  For those new program assets identified as “Managed Assets”, HCS will be (A) entitled to receive a quarterly base advisory fee (payable in arrears) in an amount equal to the product of (i) ¼ of the amortized cost of the Managed Assets as of the end of the quarter, and (ii) 2%, and (B) eligible to earn incentive compensation on the Managed Assets for each fiscal year during the term of the Agreement in an amount (not less than zero) equal to 35% of the GAAP net income attributable to the Managed Assets for the full fiscal year (including paid interest and realized gains), after giving effect to all direct expenses related to the Managed Assets, including but not limited to, the annual consulting fee (described below) and base advisory fees, that exceeds a hurdle rate of 13% based on the average equity of the Company invested in Managed Assets during that particular year. For those new program assets identified as Scheduled Assets, HCS will receive the compensation, which may include base advisory and incentive compensation, agreed upon between the Company and HCS and set forth in a term sheet or other documentation related to the transaction.  HCS will continue to be eligible to earn incentive compensation on those assets held by the Company as of the effective date of the HCS Advisory Agreement that are deemed to be managed assets under the Prior Advisory Agreement. Incentive compensation for these “legacy assets” will be calculated in the manner prescribed in the Prior Advisory Agreement. Lastly, during the term of the HCS Advisory Agreement, the Company will pay HCS an annual consulting fee equal to $1 million, subject to reduction under certain circumstances, payable on a quarterly basis in arrears, for consulting and support services related to finance, capital markets, investment and other strategic activities of the Company.

For the years ended December 31, 2010 and 2009, HCS earned aggregate base advisory and consulting fees of approximately $0.9 million and $0.8 million, respectively, and an incentive fee of approximately $2.0 million and $0.5 million, respectively. As of December 31, 2010, HCS was managing approximately $48.2 million of assets on the Company’s behalf. As of December 31, 2010 and 2009, the Company had a management fee payable totaling $0.7 million and $0.3 million, respectively, included in accrued expenses and other liabilities.

The HCS Advisory Agreement has an initial term that expires on June 30, 2012, subject to automatic annual one-year renewals thereafter. The Company may terminate the Agreement or elect not to renew the Agreement, subject to certain conditions and subject to paying a termination fee equal to the product of (A) 1.5 and (B) the sum of (i) the average annual base advisory fee earned by HCS during the 24-month period preceding the effective termination date, and (ii) the annual consulting fee. The HCS Advisory Agreement replaces the Prior Advisory Agreement.

JMP and its affiliates have, at times, co-invested with the Company and/or made debt or equity investments in investees they introduced to the Company. James J. Fowler, the Company’s Chairman and the Chief Investment Officer of HC and NYMF, is a portfolio manager for HCS and a managing director of JMP Group Inc.

Accounting Outsourcing Agreement

The Company entered into an outsourcing agreement with Real Estate Systems Implementation Group, LLC (“RESIG”) effective May 1, 2010, pursuant to which RESIG, among other things, (a) performs day-to-day accounting services for the Company and (b) effective October 4, 2010, provided a Chief Financial Officer to the Company.  During 2010, RESIG earned $0.2 million in fees.

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.3, 10.7, 10.8, 10.10, 10.11 and 10.12.

Exhibit	Description
3.1
Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008.)

3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008.)

3.1(f)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed on June 15, 2009.)

3.2	Bylaws of New York Mortgage Trust, Inc., as amended*

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

10.10
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009.)

10.11
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009.)

10.12
New York Mortgage Trust, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2010).

10.13
Amended and Restated Advisory Agreement by and among New York Mortgage Trust, Inc., Hypotheca Capital, LLC, New York Mortgage Funding, LLC and Harvest Capital Strategies, LLC, dated as of July 26, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010).

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

* Filed herewith.