Form 10-Q
period 2011-03-31
NEW YORK MORTGAGE TRUST INC
filed 2011-05-05
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on May 4, 2011 was 9,442,537.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)

Investment securities available for sale, at fair value (including pledged
securities of $55,772 and $38,475, respectively)	$119,322	$86,040
Mortgage loans held in securitization trusts (net)	223,271	228,185
Mortgage loans held for investment	2,590	7,460
Investment in limited partnership	16,649	18,665
Cash and cash equivalents	8,436	19,375
Restricted cash	10,264	-
Receivable under reverse repurchase agreements	40,252	-
Receivable for securities sold	45,750	5,653
Derivative asset	5,902	-
Receivables and other assets	9,781	8,916
Total Assets	$482,217	$374,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$46,563	$35,632
Securities sold short, at fair value	81,918	-
Collateralized debt obligations	215,260	219,993
Derivative liabilities	827	1,087
Payable for securities purchased	17,450	-
Accrued expenses and other liabilities	3,988	4,095
Subordinated debentures (net)	45,000	45,000
Total liabilities	411,006	305,807
Commitments and Contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 authorized, 9,442,537 and 9,425,442,
shares issued and outstanding, respectively	94	94
Additional paid-in capital	133,668	135,300
Accumulated other comprehensive income	19,574	17,732
Accumulated deficit	(82,125)	(84,639)
Total stockholders' equity	71,211	68,487
Total Liabilities and Stockholders' Equity	$482,217	$374,294

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2011	2010

INTEREST INCOME	$3,694	$6,221

INTEREST EXPENSE:
Investment securities and loans held in securitization trusts	718	1,392
Subordinated debentures	466	759
Convertible preferred debentures	-	662
Total interest expense	1,184	2,813

NET INTEREST INCOME	2,510	3,408

OTHER INCOME (EXPENSE):
Provision for loan losses	(633)	(2)
Income from investment in limited partnership	784	-
Realized gain on investment securities
and related hedges	2,191	807
Unrealized loss on investment securities
and related hedges	(40)	-
Total other income (expense)	2,302	805

General, administrative and other expenses	2,293	1,856

INCOME FROM CONTINUING OPERATIONS	2,519	2,357
(Loss) income from discontinued operation - net of tax	(5)	311
NET INCOME	$2,514	$2,668

Basic income per common share	$0.27	$0.28
Diluted income per common share	$0.27	$0.28
Dividends declared per common share	$0.18	$0.25
Weighted average shares outstanding-basic	9,433	9,418
Weighted average shares outstanding-diluted	9,433	11,918

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (dollar amounts in thousands)
(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Income/(Loss)	Income	Total
Balance, December 31, 2010	$94	$135,300	$(84,639)	$17,732	$-	$68,487
Net income	-	-	2,514	-	2,514	2,514
Restricted stock issuance	-	68	-	-	-	68
Dividends declared	-	(1,700)	-	-	-	(1,700)
Reclassification adjustment for
net gain included in net income	-	-	-	(1,868)	(1,868)	(1,868)
Increase in net unrealized gain on
available for sale securities	-	-	-	3,450	3,450	3,450
Increase in fair value of
derivative instruments utilized for
cash flow hedges	-	-	-	260	260	260
Comprehensive income	-	-	-	-	$4,356	-
Balance, March 31, 2011	$94	$133,668	$(82,125)	$19,574		$71,211

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$2,514	$2,668
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	34	320
Net accretion on investment securities and mortgage
loans held in securitization trusts	(1,107)	(839)
Realized gain on securities and related hedges	(2,191)	(807)
Unrealized loss on securities and related hedges	40	-
Proceeds from repayments or sales of mortgage loans	7	8
Provision for loan losses	633	2
Income from investment in limited partnership	(784)	-
Distributions from investment in limited partnership	203	-
Restricted stock issuance	68	(48)
Changes in operating assets and liabilities:
Receivables and other assets	(616)	(38)
Accrued expenses and other liabilities	(108)	(483)
Net cash (used in) provided by operating activities	(1,307)	783

Cash Flows from Investing Activities:
Restricted cash	(10,745)	-
Purchases of reverse repurchase agreements	(40,252)	-
Purchases of investment securities	(30,399)	-
Proceeds from investment in limited partnership	2,597	-
Proceeds from mortgage loans held for investment	5,002	-
Proceeds from sales of investment securities	48,888	359
Principal repayments received on mortgage loans held in securitization trusts	4,453	16,776
Principal paydowns on investment securities - available for sale	6,340	8,982
Net cash (used in) provided by investing activities	(14,116)	26,117

Cash Flows from Financing Activities:
Proceeds from (payments of) financing arrangements	10,931	(9,307)
Dividends paid	(1,697)	(2,355)
Payments made on collateralized debt obligations	(4,750)	(17,007)
Net cash provided by (used in) financing activities	4,484	(28,669)
Net Decrease in Cash and Cash Equivalents	(10,939)	(1,769)
Cash and Cash Equivalents - Beginning of Period	19,375	24,522
Cash and Cash Equivalents - End of Period	$8,436	$22,753

Supplemental Disclosure:
Cash paid for interest	$1,113	$2,468

Non-Cash Investment Activities:
Sale of investment securities not yet settled	$45,750	$2,936

Purchase of investment securities not yet settled	$17,450	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$1,700	$2,355

See notes to condensed consolidated financial statements.

 NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

   Basis of Presentation - The condensed consolidated balance sheet as of December 31, 2010, has been derived from audited financial statements.  The condensed consolidated balance sheet at March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.

Prior period income statement and balance sheet accounts have been reclassified to conform to current period classifications.

Investment Securities Available for Sale - The Company's investment securities, where the fair value option has not been elected and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”), include residential mortgage-backed securities (“RMBS”) that are issued by Fannie Mae, a federally chartered corporation (“GSE”), which, together with RMBS issued or guaranteed by other GSE’s or government agencies, is referred to as “Agency RMBS,” non-Agency RMBS and collateralized loan obligations (“CLOs”).  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. The Company assesses its impaired securities on at least a quarterly basis, and designates such impairments as either “temporary” or “other-than-temporary.” If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the condensed consolidated balance sheet. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

The Company’s investment securities available for sale also includes its investment in a wholly owned account referred to as the Midway Residential Mortgage Portfolio. The Midway Residential Mortgage Portfolio investments include interest only and inverse interest only securities issued or guaranteed by a GSE (collectively referred to as “IOs”) and U.S. Treasury securities. Since the Midway Residential Mortgage Portfolio investments include derivative investments not designated as hedging instruments, unrealized gains and losses are recognized through earnings in the condensed consolidated statements of operations. Therefore, the Company has elected the fair value option for these investment securities which also measures unrealized gains and losses through earnings in the condensed consolidated statements of operations. The Company believes this accounting treatment more accurately and consistently reflects their results of operations.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash - Restricted cash consists of amounts designated for investments in our Midway Residential Mortgage Portfolio.

 Receivables and Other Assets - Receivables and other assets totaled $9.8 million as of March 31, 2011, and consist primarily of $4.0 million of assets related to discontinued operations, $1.9 million of restricted cash held by third parties, $1.5 million related to escrow advances, $0.8 million of accrued interest receivable, $0.6 million of real estate owned (“REO”) in securitization trusts, $0.6 million of capitalization expenses related to equity and bond issuance cost, $0.2 million of prepaid expenses and $0.1 million of deferred tax asset.  The restricted cash held by third parties of $1.9 million includes $1.7 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.  Receivables and other assets totaled $8.9 million as of December 31, 2010, and consist of $4.0 million of assets related to discontinued operations, $1.4 million of restricted cash held by third parties, $1.1 million related to escrow advances, $0.7 million of real estate owned (“REO”) in securitization trusts, $0.6 million of capitalization expenses related to equity and bond issuance cost, $0.6 million of accrued interest receivable, $0.4 million of prepaid expenses and $0.1 million of deferred tax asset.  The restricted cash held by third parties of $1.4 million includes $1.2 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

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

Mortgage Loans Held for Investment - Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.  Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate.  Amortization of premiums and discounts is recorded using the effective yield method.  Interest income, amortization of premiums and discounts and prepayment fees are reported in interest income.  Loans are considered to be impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement.  Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price.

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

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 84% of the current appraised value. This estimate is based on management's experience as well as realized severity rates since issuance of our securitizations. During 2008, as a result of the significant deterioration in the housing market, we revised our policy to estimate recovery values based on current home valuations less expected costs to dispose.  These costs typically approximate 16% of the current home value. It is possible given continued difficult real estate market conditions in many geographic regions that we may realize less than that return in certain cases. Thus, for a first lien loan that is delinquent, we will adjust the property value down to approximately 84% of the current property value and compare that to the current balance of the loan. The difference determines the base provision for the loan loss taken for that loan. This base provision for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. Predominately, however, we use the base reserve number for our reserve.

The allowance for loan losses will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of March 31, 2011 and December 31, 2010, the allowance for loan losses held in securitization trusts totaled $2.6 million.

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

Revenue Recognition - Interest income on our residential mortgage loans and mortgage-backed securities is a combination of the interest earned based on the outstanding principal balance of the underlying loan/security, the contractual terms of the assets and the amortization of yield adjustments, principally premiums and discounts, using generally accepted interest methods. The net GAAP cost over the par balance of self-originated loans held for investment and premium and discount associated with the purchase of mortgage-backed securities and loans are amortized into interest income over the lives of the underlying assets using the effective yield method as adjusted for the effects of estimated prepayments. Estimating prepayments and the remaining term of our interest yield investments require management judgment, which involves, among other things, consideration of possible future interest rate environments and an estimate of how borrowers will react to those environments, historical trends and performance. The actual prepayment speed and actual lives could be more or less than the amount estimated by management at the time of origination or purchase of the assets or at each financial reporting period.

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

Derivative Financial Instruments - The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage interest rate and prepayment risk associated with its securities investment activities.

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

The Company invests in To Be Announced securities (“TBAs”) through its Midway Residential Mortgage Portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.”  Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date.  For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with these TBAs are recognized through earnings in the condensed consolidated statements of operations.

Interest Rate and Prepayment Risk - The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index, as well as prepayment risk associated with its Midway Residential Mortgage Portfolio. With respect to interest rate risk, the Company generally intends to hedge the risk related to changes in the benchmark interest rate (London Interbank Offered Rate (“LIBOR”). The Company applies hedge accounting for certain interest rate hedges utilizing the cash flow hedge criteria.

In order to reduce such interest rate risk, the Company enters into swap agreements whereby the Company receives floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to a fixed rate. The Company also enters into cap agreements whereby, in exchange for a premium, the Company is reimbursed for interest paid in excess of a certain capped rate.

To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including:

•	the items to be hedged expose the Company to interest rate risk; and
•	the interest rate swaps or caps are expected to be highly effective in reducing the Company's exposure to interest rate risk.

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

In addition to utilizing interest rate swaps and caps, we may purchase or sell short U.S. Treasury securities or enter into Eurodollar futures contracts to help mitigate the potential impact of changes in interest rates on the performance of the Midway Residential Mortgage Portfolio. We may borrow U.S. Treasury securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for the securities borrowing transactions as a receivable under reverse repurchase agreements on our condensed consolidated balance sheet. The short sales of U.S. Treasury securities are accounted for as securities sold short, at fair value on our condensed consolidated balance sheet. For instruments that are not designated or qualify as a cash flow hedge, such as our use of U.S. Treasury securities or Eurodollar futures contracts, any realized and unrealized gains and losses associated with these instruments are recognized through earnings in the condensed consolidated statement of operations.

With respect to a Eurodollar futures contract, initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. Variation margin payments are made or received periodically, depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company’s basis in the contract.

The Company uses TBAs to hedge interest rate risk and the aggregate risk of prepayments associated with its Midway Residential Mortgage Portfolio. For example, we may utilize TBAs to hedge the interest rate or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. In a TBA transaction, we would agree to purchase or sell for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS.

Other Comprehensive Income (Loss) - Other comprehensive income (loss) is comprised primarily of income (loss) from changes in value of certain of the Company’s available for sale securities and the impact of deferred gains or losses on changes in the fair value of certain derivative contracts that hedges future cash flows.

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution, if any, at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company made no contributions to the Plan for the three months ended March 31, 2011 and 2010.

Stock Based Compensation - Compensation expense for equity based awards is recognized over the vesting period of such awards, based upon the fair value of the stock at the grant date.

Income Taxes - The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining distribution balance may extend until the timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the three months ended March 31, 2011 and 2010.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of March 31, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

 A Summary of Recent Accounting Pronouncements Follows:

Receivables (ASC 310)

            In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  We are assessing the impact of ASU 2011-02 on our financial condition, results of operations and disclosures.

Transfers and Servicing (ASC 860)

            In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification (“Codification”) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are assessing the impact of ASU 2011-03 on our financial condition, results of operations and disclosures.

2.  Investment Securities Available for Sale

Investment securities available for sale consist of the following as of March 31, 2011 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$75,735	$1,909	$(357)	$77,287
Non-Agency RMBS	7,929	—	(1,149)	6,780
CLOs	10,304	19,958	—	30,262
U.S. Treasury securities	4,987	6	—	4,993
Total	$98,955	$21,873	$(1,506)	$119,322

Securities included in investment securities available for sale held in our Midway Residential Mortgage Portfolio that are measured at fair value through earnings as of March 31, 2011 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Interest only securities included in Agency RMBS:
Fannie Mae	$17,532	$216	$(280)	$17,468
Freddie Mac	8,652	41	(53)	8,640
Ginnie Mae	6,343	61	(24)	6,380
U.S. Treasury securities	4,987	6	—	4,993
Total	$37,514	$324	$(357)	$37,481

Investment securities available for sale consist of the following as of December 31, 2010 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$45,865	$1,664	$—	$47,529
Non-Agency RMBS	10,071	80	(1,166)	8,985
CLOs	11,286	18,240	—	29,526
Total	$67,222	$19,984	$(1,166)	$86,040

(1)	Agency RMBS includes only Fannie Mae issued RMBS at December 31, 2010.

The following table sets forth the stated reset periods of our investment securities available for sale at March 31, 2011 (dollar amounts in thousands):

March 31, 2011	Less than 6 Months	More than 6 Months to 24 Months	More than 24 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$23,357	$44,798	$9,132	$77,287
Non-Agency RMBS	6,311	469	—	6,780
CLO	30,262	—	—	30,262
U.S. Treasury securities	—	—	4,993	4,993
Total	$59,930	$45,267	$14,125	$119,322

The following table sets forth the stated reset periods of our investment securities available for sale at December 31, 2010 (dollar amounts in thousands):

December 31, 2010	Less than 6 Months	More than 6 Months to 24 Months	More than 24 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$25,816	$5,313	$16,400	$47,529
Non-Agency RMBS	8,985	—	—	8,985
CLO	29,526	—	—	29,526
Total	$64,327	$5,313	$16,400	$86,040

The following tables present the Company’s investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

March 31, 2011	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$6,780	$1,149	$6,780	$1,149
Total	$—	$—	$6,780	$1,149	$6,780	$1,149

December 31, 2010	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$6,436	$1,166	$6,436	$1,166
Total	$—	$—	$6,436	$1,166	$6,436	$1,166

As of March 31, 2011 and December 31, 2010, respectively, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

3.  Mortgage Loans Held in Securitization Trusts and Real Estate Owned

Mortgage loans held in securitization trusts (net) consist of the following as of March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	March 31, 2011	December 31, 2010
Mortgage loans principal amount	$224,436	$229,323
Deferred origination costs – net	1,415	1,451
Reserve for loan losses	(2,580)	(2,589)
Total	$223,271	$228,185

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the three months ended March 31, 2011 and 2010, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$2,589	$2,581
Provisions for loan losses	425	(27)
Transfer to real estate owned	—	(172)
Charge-offs	(434)	(219)
Balance at the end of period	$2,580	$2,163

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at March 31, 2011 was $2.6 million, representing 115 basis points of the outstanding principal balance of loans held in securitization trusts as of March 31, 2011, as compared to 113 basis points as of December 31, 2010.  As part of the Company’s allowance for loan losses adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

  Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the three months ended March 31, 2011 and the year ended December 31, 2010 (dollar amounts in thousands):

	March 31, 2011	December 31, 2010
Balance at beginning of period	$740	$546
Write downs	—	(193)
Transfer from mortgage loans held in securitization trusts	—	1,398
Disposal	(175)	(1,011)
Balance at the end of period	$565	$740

Real estate owned held in securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDOs”) issued by the Company.  As of March 31, 2011 and December 31, 2010, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trusts and the amount of CDOs outstanding, was $8.6 million and $8.9 million, respectively.

Delinquency Status of Our Mortgage Loans Held in Securitization Trusts

As of March 31, 2011, we had 46 delinquent loans totaling approximately $23.9 million categorized as Mortgage Loans Held in Securitization Trusts (net).  Of the $23.9 million in delinquent loans, $20.3 million, or 85%, are currently under some form of modified payment plan.  As these borrowers are not current, they continue to be reported as delinquent even though they are working towards a credit resolution.  The table below shows delinquencies in our portfolio of loans held in securitization trusts, including real estate owned through foreclosure (REO), as of March 31, 2011 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	1	$338	0.15%
61-90	4	2,243	1.00%
90+	41	21,321	9.47%
Real estate owned through foreclosure	2	711	0.32%

As of December 31, 2010, we had 46 delinquent loans totaling approximately $25.1 million categorized as Mortgage Loans Held in Securitization Trusts (net).  Of the $25.1 million in delinquent loans, $17.8 million, or 71%, are currently under some form of modified payment plan.  As these borrowers are not current, they continue to be reported as delinquent even though they are working towards a credit resolution.  The table below shows delinquencies in our portfolio of loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2010 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	7	$2,515	1.09%
61-90	4	4,362	1.89%
90+	35	18,191	7.90%
Real estate owned through foreclosure	3	894	0.39%

4. Investment in Limited Partnership

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting.  Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this variable interest entity is $16.6 million at March 31, 2011.

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

At March 31, 2011, the Company had an investment in limited partnership of $16.6 million.  For the three months ended March 31, 2011, the Company recognized income from the investment in limited partnership of $0.8 million.

The condensed balance sheet of the investment in limited partnership at March 31, 2011 is as follows (dollar amounts in thousands):

Assets
Cash	$1,888
Mortgage loans held for sale (net)	14,778
Other assets	161
Total Assets	$16,827

Liabilities & Partners’ Equity
Other liabilities	$238
Partners’ equity	16,589
Total Liabilities and Partners’ Equity	$16,827

The condensed statement of operations of the investment in limited partnership for the three months ended March 31, 2011 is as follows (dollar amounts in thousands):

Statement of Operations
Interest income	$408
Realized gain	606
Total Income	1,014
Other expenses	(230)
Net Income	$784

5.  Derivatives and Other Hedging Instruments

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010
Interest Rate Swaps	Derivative Liabilities	$827	$1,087

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2011 and 2010, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Derivatives Designated as Hedging Instruments	2011	2010
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(1,087)	$(2,905)
Unrealized gain on interest rate caps	—	210
Unrealized gain on interest rate swaps	260	195
Reclassification adjustment for net gains (losses) included in net income for hedges	—	—
Balance at the end of the period	$(827)	$(2,500)

The Company estimates that over the next 12 months, approximately $0.7 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table presents the fair value of derivative instruments held in our Midway Residential Mortgage Portfolio that were not designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Derivative Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010
TBA security	Derivative Asset	$5,902	$—

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price.

Additionally as of March 31, 2011, the Company had $81.9 million of U.S. Treasury securities sold short, at fair value. We borrowed securities to cover the short sales of U.S. Treasury securities under reverse repurchase agreements from which we received total proceeds of $82.0 million.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three months ended March 31, 2011 and 2010, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$—	$123
Interest expense-subordinated debentures	—	92
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	280	725

Interest Rate Swaps - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the interest rate swap (“Swap”).  In the event the Company is unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of March 31, 2011 and December 31, 2010.  The Company had $1.0 million and $1.2 million of restricted cash related to margin posted for Swaps as of March 31, 2011 and December 31, 2010, respectively.  The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):
	March 31, 2011		December 31, 2010
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$840	3.03%	$24,080	2.99%
Over 30 days to 3 months	1,440	3.03	2,110	3.03
Over 3 months to 6 months	2,460	3.03	2,280	3.03
Over 6 months to 12 months	18,330	3.02	5,600	3.03
Over 12 months to 24 months	9,570	2.93	16,380	3.01
Over 24 months to 36 months	—	—	8,380	2.93
Over 36 months to 48 months	—	—	—	—
Total	$32,640	3.00%	$58,830	3.00%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDOs and the subordinated debentures. The interest rate caps associated with the CDOs are amortizing contractual schedules determined at origination. The Company had $71.9 million and $76.0 million of notional interest rate caps outstanding as of March 31, 2011 and December 31, 2010, respectively.  These interest rate caps are utilized to cap the interest rate on the CDOs at a fixed-rate when one month LIBOR exceeds a predetermined rate.

6.  Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At March 31, 2011, the Company had repurchase agreements with an outstanding balance of $46.6 million and a weighted average interest rate of 0.48%. As of December 31, 2010, the Company had repurchase agreements with an outstanding balance of $35.6 million and a weighted average interest rate of 0.39%.  At March 31, 2011 and December 31, 2010, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $55.8 million and $38.5 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of March 31, 2011, the average days to maturity for all repurchase agreements are 24 days.

The following table summarizes outstanding repurchase agreement borrowings secured by portfolio investments, which are included in financing arrangements, portfolio investments on the condensed consolidated balance sheets, as of March 31, 2011 and December 31, 2010, respectively (dollar amount in thousands):

Repurchase Agreements by Counterparty
	March 31, 2011	December 31, 2010
Counterparty Name
Cantor Fitzgerald	$4,310	$4,990
Credit Suisse First Boston LLC	12,072	12,080
Jefferies & Company, Inc.	9,225	9,476
JPMorgan Chase & Co.	13,009	—
South Street Securities LLC	7,947	9,086
Total Financing Arrangements, Portfolio Investments	$46,563	$35,632

As of March 31, 2011, the outstanding balance under our repurchase agreements was funded at an advance rate of 86% that implies an average haircut of 14%. The weighted average “haircut” related to our repurchase agreement financing for our Agency IOs and other Agency RMBS was approximately 35% and 6%, respectively, for a total weighted average “haircut” of 14%. As of March 31, 2011, the Company had $8.4 million in cash and $51.7 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $21.4 million of RMBS, of which $14.6 million are Agency RMBS. The $8.4 million of cash and the $21.4 million in RMBS (which, collectively, represents 64.0% of our financing arrangements, portfolio investments) are liquid and could be monetized to pay down or collateralize the liability immediately.

7.  Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company.  As of March 31, 2011 and December 31, 2010, the Company had CDOs outstanding of $215.3 million and $220.0 million, respectively.  As of March 31, 2011 and December 31, 2010, the current weighted average interest rate on these CDOs was 0.63% and 0.65%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $224.4 million and $229.3 million at March 31, 2011 and December 31, 2010, respectively.  The Company retained the owner trust certificates, or residual interest, for three securitizations and, as of March 31, 2011 and December 31, 2010, had a net investment in the securitization trusts, after loan loss reserves and including real estate owned, of $8.6 million and $8.9 million, respectively.

The CDO transactions include amortizing interest rate cap contracts with an aggregate notional amount of $71.9 million as of March 31, 2011 and an aggregate notional amount of $76.0 million as of December 31, 2010 which are recorded as an asset of the Company.  The interest rate caps are carried at fair value and totaled $0 as of March 31, 2011 and December 31, 2010, respectively.  The interest rate caps reduce interest rate risk exposure on these transactions.

8.  Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as the subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.  Assets and liabilities related to the discontinued operation are $4.0 million and $0.6 million, respectively, at March 31, 2011 and December 31, 2010, and are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the three months ended March 31, 2011 and 2010, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$44	$360
Expenses	49	49
Income (loss) from discontinued operation-net of tax	$(5)	$311

9.  Commitments and Contingencies

Loans Sold to Third Parties- The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the three months ended March 31, 2011.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of March 31, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit and against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2011, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

10.  Concentrations of Credit Risk

At March 31, 2011 and December 31, 2010, respectively, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within the mortgage loans held in the securitization trusts and the real estate owned as follows:

	March 31, 2011	December 31, 2010
New York	38.4%	37.9%
Massachusetts	25.0%	25.0%
New Jersey	8.9%	8.7%
Florida	5.8%	5.6%

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

b.
Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, prior to December 31, 2010, was based on management’s valuation determined using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. At March 31, 2011 and December 31, 2010, respectively, the fair value of the CLO notes was based on quoted prices provided by dealers who make markets in similar financial instruments. The CLO notes were previously classified as Level 3 fair values and were re-classified as Level 2 fair values in the fourth quarter of 2010.

c.
Investment Securities Available for Sale (Midway) - The fair value of other investment securities available for sale, such as IOs and U.S. Treasury securities, was based on quoted prices provided by dealers who make markets in similar financial instruments. The Company’s IOs and U.S. Treasury securities are classified as Level 2 fair values.

d.
Derivative Instruments - The fair value of interest rate swaps, caps and TBAs are based on dealer quotes.  The model utilizes readily observable market parameters, including treasury rates, interest rate swap spreads and swaption volatility curves.  The Company’s interest rate caps and swaps are classified as Level 2 fair values.

All other derivative and hedging assets and liabilities are valued based on the income or market approach using Level 2 inputs.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$77,287	$—	$77,287
Non-Agency RMBS	—	6,780	—	6,780
CLO	—	30,262	—	30,262
U.S. Treasury securities	—	4,993	—	4,993
Derivative Asset	—	5,902	—	5,902
Total	$—	$125,224	$—	$125,224

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$827	$—	$827
U.S. Treasury securities sold short, at fair value	—	81,918	—	81,918
Total	$—	$82,745	$—	$82,745

	Measured at Fair Value on a Recurring Basis
	at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$47,529	$—	$47,529
Non-Agency RMBS	—	8,985	—	8,985
CLO	—	29,526	—	29,526
Total	$—	$86,040	$—	$86,040

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$1,087	$—	$1,087
Total	$—	$1,087	$—	$1,087

The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2011 and 2010, respectively (amounts in thousands):

Investment securities available for sale:  CLO
	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$—	$17,599
Total gains (realized/unrealized)
Included in earnings (1)	—	458
Included in other comprehensive income/(loss)	—	3,575
Balance at the end of period (2)	$—	$21,632

(1) -	Amounts included in interest income.
(2) -
 The CLOs were re-classified from Level 3 to Level 2 fair values during the fourth quarter of 2010 due to management determining that there is a reliable market for these assets based upon quoted prices provided by dealers who make markets in similar investments.

Any changes to the valuation methodology are reviewed by management to ensure the changes are appropriate.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of each reporting date, which may in the future include periods of market dislocation, during which time price transparency may be reduced.  This condition could cause the Company’s financial instruments to be reclassified from Level 2 to Level 3 in future periods.

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$2,590	$2,590
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,801	3,801
Mortgage loans held in securitization trusts – impaired loans (net)	—	—	8,657	8,657
Real estate owned held in securitization trusts	—	—	565	565

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$7,460	$7,460
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,808	3,808
Mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,576	6,576
Real estate owned held in securitization trusts	—	—	740	740

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2011 and 2010, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Mortgage loans held in securitization trusts – impaired loans (net)	$405	$2

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$8,436	$8,436	$19,375	$19,375
Restricted cash	10,264	10,264	—	—
Investment securities available for sale	119,322	119,322	86,040	86,040
Mortgage loans held in securitization trusts (net)	223,271	198,391	228,185	206,560
Derivative asset	5,902	5,902	—	—
Assets related to discontinued operation-mortgage loans held for sale (net)	3,801	3,801	3,808	3,808
Mortgage loans held for investment	2,590	2,590	7,460	7,460
Receivable under reverse repurchase agreements	40,252	40,252	—	—
Receivable for securities sold	45,750	45,750	5,653	5,653

Financial liabilities:
Financing arrangements, portfolio investments	$46,563	$46,563	$35,632	$35,632
Securities sold short, at fair value	81,918	81,918	—	—
Collateralized debt obligations	215,260	181,547	219,993	185,609
Derivative liabilities	827	827	1,087	1,087
Payable for securities purchased	17,450	17,450	—	—
Subordinated debentures (net)	45,000	38,287	45,000	36,399

 12.   Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized, with 9,442,537 and 9,425,442 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2010 and ended March 31, 2011:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	$0.18
Fourth Quarter 2010	December 20, 2010	December 30, 2010	January 25, 2011	0.18
Third Quarter 2010	October 4, 2010	October 14, 2010	October 25, 2010	0.18
Second Quarter 2010	June 16, 2010	July 6, 2010	July 26, 2010	0.18
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	0.25

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2011	2010
Numerator:
Net income – Basic	$2,514	$2,668
Net income from continuing operations	2,519	2,357
Net (loss) income from discontinued operations (net of tax)	(5)	311
Effect of dilutive instruments:
Convertible preferred debentures	—	662
Net income – Dilutive	2,514	3,330
Net income from continuing operations	2,519	3,019
Net (loss) income from discontinued operations (net of tax)	$(5)	$311
Denominator:
Weighted average basis shares outstanding	9,433	9,418
Effect of dilutive instruments:
Convertible preferred debentures	—	2,500
Weighted average dilutive shares outstanding	9,433	11,918
EPS:
Basic EPS	$0.27	$0.28
Basic EPS from continuing operations	0.27	0.25
Basic EPS from discontinued operations (net of tax)	—	0.03
Dilutive EPS	$0.27	$0.28
Dilutive EPS from continuing operations	0.27	0.25
Basic EPS from discontinued operations (net of tax)	—	0.03

13.  Related Party Transactions

Advisory Agreements

On January 18, 2008, the Company entered into an advisory agreement (the “Prior Advisory Agreement”) with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS was responsible for implementing and managing the Company’s investments in certain real estate-related and financial assets.  The Company entered into the Prior Advisory Agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc.  Pursuant to SEC filings as of March 16, 2011, HCS and JMP Group Inc. collectively beneficially owned approximately 15.2% of the Company’s common stock.  In addition, until its redemption on December 31, 2010, HCS and JMP Group Inc. collectively beneficially owned 100% of the Company’s Series A Preferred Stock.  The Company’s Series A Preferred Stock matured on December 31, 2010, at which time it redeemed all the outstanding shares at the $20.00 per share liquidation preference plus accrued dividends of $0.5 million.

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

For the three months ended March 31, 2011 and 2010, HCS earned aggregate base advisory and consulting fees of approximately $0.3 million and $0.2 million, respectively, and an incentive fee of approximately $0.7 million and $0.3 million, respectively. As of March 31, 2011, HCS was managing approximately $49.5 million of assets on the Company’s behalf. As of March 31, 2011 and December 31, 2010, the Company had a management fee payable totaling $1.0 million and $0.7 million, respectively, included in accrued expenses and other liabilities.

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

14.  Income Taxes

At March 31, 2011, the Company had approximately $58 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. In connection with a prior transaction, the Company may have undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation, but a final conclusion has not been made. At this time, based on management’s initial assessment of the limitations, management does not believe that the limitation would cause a significant amount of the Company's net operating losses to expire unused, however, the Company may be required to pay income taxes under certain circumstances.

15.  Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan.  However, any outstanding awards under the 2005 Plan will continue in accordance with the terms of the 2005 Plan and any award agreement executed in connection with such outstanding awards. At March 31, 2011, there are 43,083 shares of restricted stock outstanding under the 2010 and 2005 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000. The Company’s directors have been issued 10,188 shares under the 2010 Plan in lieu of cash compensation as of March 31, 2011.

During the three months ended March 31, 2011 and 2010, the Company recognized non-cash compensation expense of approximately $47,000 and $48,000, respectively.  Dividends are paid on all restricted stock issued, whether those shares have vested or not.  Notwithstanding certain exceptions, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock for the three months ended March 31, 2011 and March 31, 2010, respectively, are presented below:

	2011		2010
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	28,999	$5.43	60,665	$5.28
Granted	14,084	7.10	4,000	7.50
Forfeited	—	—	—	—
Vested	—	—	—	—
Non-vested shares as of March 31	43,083	$5.98	64,665	$5.42
Weighted-average fair value of restricted stock granted during the period	14,084	$7.10	4,000	$7.50

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2011 and 2010, the Company had unrecognized compensation expense of $0.1 million and $0.2 million, respectively, related to the non-vested shares of restricted common stock.  The unrecognized compensation expense at March 31, 2011 is expected to be recognized over a weighted average period of 2.1 years.  The total fair value of restricted shares vested during the three months ended March 31, 2011 and 2010 was $0.

16.  Subsequent Event

On April 5, 2011, we entered into a multi-year investment management agreement with RiverBanc LLC ("RiverBanc"), a privately owned investment management and specialty finance company focused on high-yielding investments in the commercial real estate arena. Under the investment management agreement, RiverBanc will source, structure and manage investments secured by commercial real estate that will be funded by a subsidiary of NYMT on a flow basis. As part of this transaction, NYMT is also eligible to receive a minority ownership interest in RiverBanc, alongside RiverBanc’s management team and Harvest Capital Strategies LLC, which also serves as an external advisor to NYMT.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included or implied in this Quarterly Report on Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “goal,” “objective,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

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

•	any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac or Ginnie Mae and the U.S. Government;

•	increased prepayments of the mortgages and other loans underlying our investment securities;

•	the volatility of the markets for our targeted assets;

•	increased rates of default and/or decreased recovery rates on our assets;

•	mortgage loan modification programs and future legislative action;

•	the degree to which our hedging strategies may or may not protect us from, or expose us to, credit, prepayment or interest rate risk;

•	changes in the availability, terms and deployment of capital;

•	changes in interest rates and interest rate mismatches between our assets and related borrowings;

•	our ability to maintain existing financing agreements, obtain future financing arrangements and the terms of such arrangements;

•	changes in economic conditions generally and the mortgage, real estate and debt securities markets specifically;

•	legislative or regulatory changes;

•	changes to GAAP; and

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”, and those described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and any other documents we file with the SEC.

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements, which apply only as of the date of this report. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise, except as required under the U.S. federal securities laws.

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to Hypotheca Capital, LLC, our wholly-owned taxable REIT subsidiary (“TRS”) as “HC,” and New York Mortgage Funding, LLC, our wholly-owned qualified REIT subsidiary (“QRS”) as “NYMF.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities; “Agency RMBS” refers to RMBS that are issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “CMOs” refers to collateralized mortgage obligations, “REMICs” refers to real estate mortgage investment conduits, “IOs” refers to interest only securities, including inverse interest only securities, “POs” refers to principal-only securities, “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; and “CMBS” refers to commercial mortgage-backed securities.

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

Since 2009, we have repositioned our investment portfolio away from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, to a more diversified portfolio that includes elements of credit risk with reduced leverage, as evidenced by our investments in residential mortgage loans in 2010 and our establishment and initial funding of the Midway Residential Mortgage Portfolio in February 2011. In-line with our diversification strategy and focus on asset performance, we intend to pursue investment opportunities in the commercial mortgage market through our relationship with RiverBanc LLC (“RiverBanc”), a privately owned investment management and specialty finance company focused on high-yielding investments in the commercial real estate arena. We anticipate contributing capital to both our residential mortgage strategy, particularly the Midway Residential Mortgage Portfolio, and our commercial mortgage strategy, in the future, such that these investments will become significant contributors to our revenues and earnings and will represent a significant portion of our total assets in the future. For more information regarding our Midway Residential Mortgage Portfolio strategy and our relationship with Riverbanc, see “—Recent and Subsequent Events” below.

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

Recent and Subsequent Events

Initial Funding of Midway Residential Mortgage Portfolio Managed by The Midway Group

As previously disclosed, on February 11, 2011, we entered into an investment management agreement (the “Midway Management Agreement”) with The Midway Group, L.P. (“Midway”), pursuant to which Midway serves as investment manager of a separate account established and owned by us. We refer to this separate account as the Midway Residential Mortgage Portfolio.

On February 28, 2011, we provided $24.5 million of initial funding to the Midway Residential Mortgage Portfolio. As of the date of this report, we have provided an additional $10.0 million of funding to the Midway Residential Mortgage Portfolio and we expect to contribute additional capital to the Midway Residential Mortgage Portfolio in the future, subject to various conditions. For more information regarding our Midway Residential Mortgage Portfolio strategy, including our investment, financing and hedging strategies for this portfolio, see “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2010. Additional information regarding the performance and balance sheet characteristics of the Midway Residential Mortgage Portfolio (see “ – Midway Residential Mortgage Portfolio” below).

Commercial Mortgage Portfolio Strategy Development

On April 11, 2011, we announced that one of our wholly-owned subsidiaries, RB Commercial Mortgage LLC (“RBCM”), had entered into a multi-year investment management agreement with RiverBanc (the “RiverBanc Management Agreement”). Under the investment management agreement, RiverBanc will source, structure and manage investments secured by commercial real estate that will be funded by RBCM on a flow basis. The investment program is expected to provide both mezzanine loans and preferred equity for all commercial property types on a nationwide basis. RiverBanc will focus on middle market opportunities and pursue on behalf of RBCM transactions in amounts as low as $2 million secured by properties valued at $10 million or greater. RBCM will also participate in structured investments such as the acquisition of seasoned or distressed loan portfolios, net leased properties or subordinate commercial mortgage-backed securities.

The RiverBanc Management Agreement has a term that will expire on April 5, 2013, subject to automatic annual one-year renewals thereafter. Pursuant to the terms of the RiverBanc Management Agreement, RiverBanc will receive a monthly base management fee in arrears in a cash amount equal to the product of (i) 1.50% per annum of our invested capital in RBCM as of the last business day of the previous month, multiplied by (ii) 1/12th. In addition, RiverBanc will be entitled to an incentive fee that is calculated quarterly and paid in cash in arrears. The incentive fee is based upon the average invested capital in RBCM during the fiscal quarter, subject to a high water mark equal to a 9% return on invested capital, and shall be payable in an amount equal to 35% of the dollar amount by which adjusted net income (as defined in the RiverBanc Management Agreement) attributable to the invested capital in RBCM, on a calendar 12-month basis and before accounting for any incentive fees payable to RiverBanc, exceeds an annual 12% rate of return on invested capital. The RiverBanc Management Agreement has a term that will expire on April 5, 2013, subject to automatic annual one-year renewals thereafter. We may terminate the RiverBanc Management Agreement or elect not to renew the agreement, subject to certain conditions and subject, in certain cases, to paying a termination fee equal to the product of (A) 24 and (B) the monthly base management earned by RiverBanc during the month immediately preceding the month in which the termination occurs.

As part of this transaction, subject to our funding of RBCM at various thresholds, we are eligible, through our TRS, to receive an ownership interest in RiverBanc of up to 17.5%, alongside RiverBanc’s management team and Harvest Capital Strategies LLC, which also serves as an external advisor to our company.

Disposition of Portion of CLOs in Our Portfolio

For the period April 1, 2011 to the date of this report, we opportunistically sold the highest rated and lowest yielding tranche of  CLOs from our portfolio, realizing a net profit before incentive fee of approximately $2.5 million.

Current Market Conditions and Commentary

Recent Government Actions. Since 2008, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have taken significant actions to stabilize or improve market and economic conditions in the U.S. While the impact from many of these programs has not been as extensive as initially anticipated, a number of these programs have impacted and may in the future continue to impact our portfolio and our results of operations. A description of recent government actions that we believe are most relevant to our operations and business is included below:

•
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

•
In November 2010, the U.S. Federal Reserve announced a program to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. One of the effects of this program may be to increase the price of Agency RMBS. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

•
As part of its plan to sell off a $142 billion portfolio of mortgage-backed securities it purchased during the financial crisis, in March 2011, the U.S. Treasury Department announced plans to begin selling those securities. The U.S. Treasury's investments are primarily 30-year, fixed-rate mortgage securities guaranteed by either Fannie Mae or Freddie Mac that were purchased in late 2008 and 2009. The U.S. Treasury is aiming to sell off about $10 billion each month (in addition to principal pay-downs) and made the decision to begin selling these securities in light of the general improvement in the U.S. economy.

Developments at Fannie Mae and Freddie Mac.  Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market”, which outlines recommendations for reforming the U.S. housing system, specifically the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for mortgage-related securities and more specifically, Agency RMBS and non-Agency RMBS, as the method of reform is undecided and has not yet been defined by the regulators. The scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. New regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations. For more information regarding specific developments at Fannie Mae and Freddie Mac in 2010, see this same section in our Annual Report on Form 10-K for the year ended December 31, 2010.

Mortgage and Other Asset Values. During the first quarter of 2011, we continued to observe strong demand and high prices for Agency RMBS. Market demand for non-Agency RMBS during the first quarter of 2011 remains strong. We expect market values for certain of our other targeted assets, such as CMBS, CLOs, and residential and commercial whole loans to improve as the economic outlook in the U.S. and abroad improves.

Credit Quality.   U.S. residential mortgage delinquency rates have continued to remain at high levels for various types of mortgage loans during the 2011 first quarter. Recent months have seen some stabilization or improvement of certain measures of credit quality, although this stabilization and/or improvement may ultimately prove to be temporary. While RMBS backed by subprime mortgages and option ARMs are experiencing the highest delinquency and loss rates, our portfolio of prime ARM loans held in securitization trusts continue to experience high delinquency rates. More recently, however, there is a growing concern that the increasing supply of unsold homes as a result of foreclosure delays has put renewed downward pressure on home pricing, which may lead to further delinquency and loss rates on various RMBS.

Financing markets and liquidity. The availability of repurchase agreement financing is stable with interest rates between 0.27% and 0.30% for 30-90 day repurchase agreements. The 30-day LIBOR, which was 0.24% at March 31, 2011, has remained relatively unchanged since December 31, 2010. While we expect interest rates to rise over the longer term, we believe that interest rates, and thus our financing costs, are likely to remain at these historically low levels until such time as the economic data begin to confirm a sustainable improvement in the overall economy.

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

As of March 31, 2011, the weighted average “haircut” related to our repurchase agreement financing for our Agency IOs and other Agency RMBS was approximately 35% and 6%, respectively, for a total weighted average “haircut” of 14%. As of March 31, 2011, the Company had available cash of $8.4 million to meet short term liquidity requirements.

Prepayment rates.  As a result of various government initiatives and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages continue to be historically low.  While these trends have historically resulted in higher rates of refinancing and thus higher prepayment speeds, we have observed little impact from refinancing on the CPR for our portfolio.  However, the CPR on our RMBS portfolio was negatively impacted during the three months ended March 31, 2010, by repurchase programs implemented by Freddie Mac and Fannie Mae. Hence, the CPR on our RMBS portfolio for the first quarter of 2011 has declined from 2010 levels. See “– Summary of Operations – Prepayment Experience” below.

Significance of Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein. In 2011, the Company elected the fair value option for its investments in the Midway Residential Mortgage Portfolio, which measures unrealized gains and losses through earnings in the condensed consolidated statements of operations.

Summary of Operations

Net Interest Spread. For the three months ended March 31, 2011, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS, CLO, IOs, U.S. Treasury securities, mortgage loans held in securitization trusts and mortgage loans held for sale. The net interest spread on our investment portfolio was 368 basis points for the quarter ended March 31, 2011, as compared to 353 basis points for the quarter ended December 31, 2010, and 425 basis points for the quarter ended March 31, 2010.

Financing. During the quarter ended March 31, 2011, we continued to employ a balanced and diverse funding mix to finance our assets. At March 31, 2011, our Agency RMBS portfolio was funded with approximately $46.6 million of repurchase agreement borrowing, which represents approximately 11.3% of our total liabilities, at a weighted average interest rate of 0.48%. The increase in the borrowing rate was due to the addition of the Midway Residential Mortgage Portfolio which includes Agency IOs. The borrowing rate for the Agency IOs was approximately 86 basis points as compared to 34 basis points for the other Agency RMBS. The Company’s weighted average haircut on its repurchase borrowings was approximately 14% at March 31, 2011. As of March 31, 2011, our wholly owned subsidiary, HC, had trust preferred securities outstanding of $45.0 million, which represents approximately 10.9% of our total liabilities, at a weighted average interest rate of 4.1%. As of March 31, 2011, the loans held in securitization trusts were permanently financed with approximately $215.3 million of CDOs, which represents approximately 52.4% of our total liabilities, at an average interest rate of 0.63%. The Company has a net equity investment of $8.6 million in the securitization trusts as of March 31, 2011.

At March 31, 2011 our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was less than 1 to 1. We have continued to utilize significantly less leverage than our previously targeted leverage due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio with reduced leverage.

Prepayment Experience. The CPR on our overall mortgage portfolio averaged approximately 9.6% during the three months ended March 31, 2011, as compared to 13.8% for the three months ended December 31, 2010. CPRs on our purchased portfolio of RMBS for the three months ended March 31, 2011 were 16.9%, as compared to 21.0% for the three months ended December 31, 2010. The CPRs on our mortgage loans held in securitization trusts averaged approximately 7.0% during the three months ended March 31, 2011, as compared to 11.5% for the three months ended December 31, 2010. When prepayment expectations over the remaining life of assets increase, we amortize premiums over a shorter time period, which results in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium is amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly.

  Financial Condition

As of March 31, 2011, we had approximately $482.2 million of total assets, as compared to approximately $374.3 million of total assets as of December 31, 2010.

  Balance Sheet Analysis

Investment Securities Available for Sale - The following tables set forth the balances of our investment securities as of March 31, 2011 (dollar amounts in thousands):

March 31, 2011	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$315,473	$77,287	64.8%
Non-Agency RMBS	8,776	6,780	5.7%
CLO	40,950	30,262	25.4%
U.S. Treasury securities	5,000	4,993	4.1%
Total	$370,199	$119,322	100.0%

Securities included in investment securities available for sale held in our Midway Residential Mortgage Portfolio that are measured at fair value through earnings as of March 31, 2011 are as follows (dollar amounts in thousands):

March 31, 2011	Par Value	Carrying Value	% of Portfolio
Interest only securities included in Agency RMBS:
Fannie Mae	$110,287	$17,468	46.6%
Freddie Mac	62,248	8,640	23.1%
Ginnie Mae	100,509	6,380	17.0%
U.S. Treasury securities	5,000	4,993	13.3%
Total	$278,044	$37,481	100.0%

The following table sets forth the balances of our investment securities as of December 31, 2010 (dollar amounts in thousands):

December 31, 2010	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$45,042	$47,529	55.3%
Non-Agency RMBS	11,104	8,985	10.4%
CLO	45,950	29,526	34.3%
Total	$102,096	$86,040	100.0%

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):
	As of March 31, 2011			As of December 31, 2010
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal
$0 - $500	16	11/2014 – 2/2018	$6,988	11	11/2014 - 11/2017	$5,404
$500 - $2,000	85	6/2013 – 9/2019	120,094	72	5/2013 - 12/2017	95,704
$2,000 - $5,000	89	10/2012 – 3/2018	272,499	88	8/2012 - 11/2017	276,265
$5,000 - $10,000	9	11/2011 – 3/2016	59,180	11	11/2011 - 3/2016	77,366
+$10,000	—	—	—	—	—	—
Total	199		$458,761	182		$454,739

March 31, 2011

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education and Childcare	22	$60,155	13.11%
Retail Store	14	36,007	7.85%
Telecommunications	16	29,262	6.38%
Electronics	11	26,291	5.73%
Leisure, Amusement, Motion Pictures & Entertainment	10	21,916	4.78%
Chemicals, Plastics and Rubber	11	21,852	4.76%
Personal, Food & Misc. Services	12	21,391	4.66%
Beverage, Food & Tobacco	8	17,779	3.88%
Hotels, Motels, Inns and Gaming	5	17,296	3.77%
Utilities	5	16,992	3.70%
Aerospace & Defense	9	16,559	3.61%
Diversified Conglomerate Service	9	16,133	3.52%
Diversified/Conglomerate Mfg	6	14,751	3.22%
Personal & Non-Durable Consumer Products	5	14,351	3.13%
Cargo Transport	3	14,159	3.09%
Insurance	3	14,083	3.07%
Printing & Publishing	4	11,091	2.42%
Automobile	5	9,169	2.00%
Banking	3	8,734	1.90%
Buildings and Real Estate	4	8,343	1.82%
Farming & Agriculture	4	7,901	1.72%
Finance	4	7,745	1.69%
Containers, Packaging and Glass	4	7,620	1.66%
Machinery (Non-Agriculture, Non-Construction & Non-Electric)	4	7,450	1.62%
Personal Transportation	3	7,080	1.54%
Ecological	3	6,293	1.37%
Textiles & Leather	4	4,855	1.06%
Mining, Steel, Iron and Non-Precious Metals	2	4,461	0.97%
Grocery	2	2,980	0.65%
Broadcasting & Entertainment	2	2,450	0.53%
Diversified Natural Resources, Precious Metals and Minerals	1	2,244	0.49%
Oils & Gas	1	1,368	0.30%
	199	$458,761	100.00%

December 31, 2010

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education and Childcare	19	$52,537	11.55%
Retail Store	10	29,388	6.46%
Electronics	10	29,148	6.41%
Telecommunications	13	26,410	5.81%
Leisure, Amusement, Motion Pictures & Entertainment	10	22,316	4.91%
Personal, Food & Misc. Services	10	21,179	4.66%
Chemicals, Plastics and Rubber	9	20,962	4.61%
Beverage, Food & Tobacco	9	18,666	4.10%
Utilities	5	17,035	3.75%
Aerospace & Defense	7	16,468	3.62%
Insurance	3	16,245	3.57%
Hotels, Motels, Inns and Gaming	5	15,389	3.38%
Farming & Agriculture	5	14,983	3.29%
Cargo Transport	3	14,372	3.16%
Diversified/Conglomerate Mfg	6	13,914	3.06%
Personal & Non-Durable Consumer Products	5	13,774	3.03%
Printing & Publishing	4	11,944	2.63%
Diversified/Conglomerate Service	5	10,841	2.38%
Broadcasting & Entertainment	4	10,037	2.21%
Ecological	4	8,763	1.93%
Finance	3	7,803	1.72%
Containers, Packaging and Glass	4	7,635	1.68%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	7,482	1.65%
Personal Transportation	3	7,306	1.61%
Buildings and Real Estate	3	6,970	1.53%
Banking	2	6,750	1.48%
Automobile	5	6,544	1.44%
Mining, Steel, Iron and Non-Precious Metals	3	5,466	1.20%
Textiles & Leather	3	4,359	0.96%
Grocery	2	3,994	0.88%
Oil & Gas	3	3,808	0.84%
Diversified Natural Resources, Precious Metals and Minerals	1	2,251	0.49%
	182	$454,739	100.00%

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

The following table details mortgage loans held in securitization trusts at March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
March 31, 2011	546	$224,436	2.98%	$223,271
December 31, 2010	559	$229,323	3.16%	$228,185

At March 31, 2011, mortgage loans held in securitization trusts totaled approximately $223.3 million, or 46.3% of our total assets. Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 81.3% of which are ARM loans that are interest only for a period of typically 10 years. None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following tables set forth the characteristics of our portfolio of mortgage loans held in securitization trusts as of March 31, 2011 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$443	$2,950	$48
Current Coupon Rate	2.98%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.28%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	289	297	256
Average Months to Reset	3	11	1
Original Average FICO Score	729	818	593
Original Average LTV	70.47%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	3%	1.69%
Six Month LIBOR	73%	2.40%
One Year LIBOR	16%	2.26%
One Year Constant Maturity Treasury	8%	2.65%
Total	100%

The following table details loan summary information for loans held in securitization trusts at March 31, 2011 (dollar amounts in thousands):

Description			Interest Rate %			Final Maturity

Property		Loan						Periodic Payment Terms	Prior	Original Amount of	Current Amount of	Principal Amount of Loans Subject to Delinquent Principal or
Type	Balance	Count	Max	Min	Avg	Min	Max	(months)	Liens	Principal	Principal	Interest
Single	<= $100	12	3.88	2.63	3.11	12/1/1934	11/1/1935	360	N/A	$1,508	$887	$-
Family	<=$250	70	4.88	2.63	3.21	9/1/1932	12/1/1935	360	N/A	14,837	12,654	591
	<=$500	98	4.13	2.63	3.03	7/1/1933	1/1/1936	360	N/A	37,389	34,080	7,436
	<=$1,000	38	3.63	1.5	2.86	8/1/1933	12/1/1935	360	N/A	30,577	28,639	3,411
	>$1,000	21	3.25	2.75	2.91	1/1/1935	11/1/1935	360	N/A	37,357	36,842	10,162
	Summary	239	4.88	1.5	3.05	9/1/1932	1/1/1936	360	N/A	121,668	113,102	21,600
2-4	<= $100	1	3.75	3.75	3.75	2/1/1935	2/1/1935	360	N/A	80	73	75
FAMILY	<=$250	7	3.75	2.75	3.18	12/1/1934	7/1/1935	360	N/A	1,415	1,213	-
	<=$500	15	7.25	2.13	3.25	9/1/1934	1/1/1936	360	N/A	5,554	5,227	254
	<=$1,000	-	-	-	-	01/00/00	01/00/00	360	N/A	-	-	-
	>$1,000	-	-	-	-	01/00/00	01/00/00	360	N/A	-	-	-
	Summary	23	7.25	2.13	3.25	9/1/1934	1/1/1936	360	N/A	7,049	6,513	329
Condo	<= $100	15	3.5	2.75	2.93	1/1/1935	12/1/1935	360	N/A	1,912	923	55
	<=$250	73	3.88	2.75	3.14	2/1/1934	1/1/1936	360	N/A	14,272	12,684	551
	<=$500	64	3.88	1.5	3	9/1/1932	12/1/1935	360	N/A	21,957	20,751	272
	<=$1,000	21	3.88	1.63	2.86	8/1/1933	10/1/1935	360	N/A	15,489	14,512	-
	>$1,000	10	3.13	2.75	2.86	1/1/1935	9/1/1935	360	N/A	14,914	14,643	-
	Summary	183	3.88	1.5	3.03	9/1/1932	1/1/1936	360	N/A	68,544	63,513	878
CO-OP	<= $100	4	3	2.63	2.78	10/1/1934	8/1/1935	360	N/A	443	325	-
	<=$250	18	3.38	2.25	2.9	10/1/1934	12/1/1935	360	N/A	4,011	3,235	212
	<=$500	26	4	1.38	2.9	8/1/1934	12/1/1935	360	N/A	10,724	9,501	-
	<=$1,000	12	3	2.75	2.78	12/1/1934	10/1/1935	360	N/A	9,089	8,881	-
	>$1,000	4	2.75	2.25	2.63	11/1/1934	12/1/1935	360	N/A	5,659	5,315	-
	Summary	64	4	1.38	2.84	8/1/1934	12/1/1935	360	N/A	29,926	27,257	212
PUD	<= $100	1	2.75	2.75	2.75	7/1/1935	7/1/1935	360	N/A	100	91	-
	<=$250	17	3.5	2.63	2.99	1/1/1935	12/1/1935	360	N/A	3,512	3,326	113
	<=$500	12	3.5	2.63	3.04	8/1/1932	12/1/1935	360	N/A	4,234	3,969	770
	<=$1,000	4	3.5	2.75	3.13	5/1/1934	7/1/1935	360	N/A	2,832	2,625	-
	>$1,000	3	3.01	2.75	2.92	4/1/1934	12/1/1935	360	N/A	4,148	4,040	-
	Summary	37	3.5	2.63	3.01	8/1/1932	12/1/1935	360	N/A	14,826	14,051	883
Summary	<= $100	33	3.88	2.63	3	10/1/1934	12/1/1935	360	N/A	4,043	2,299	130
	<=$250	185	4.88	2.25	3.13	9/1/1932	1/1/1936	360	N/A	38,047	33,112	1,467
	<=$500	215	7.25	1.38	3.03	8/1/1932	1/1/1936	360	N/A	79,858	73,528	8,732
	<=$1,000	75	3.88	1.5	2.86	8/1/1933	12/1/1935	360	N/A	57,987	54,657	3,411
	>$1,000	38	3.25	2.25	2.87	4/1/1934	12/1/1935	360	N/A	62,078	60,840	10,162
	Grand Total	546	7.25	1.38	2.98	8/1/1932	1/1/1936	360	N/A	$242,013	$224,436	$23,902

The following table details activity for loans held in securitization trusts for the three months ended March 31, 2011 (dollar amounts in thousands):

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2011	$229,323	$1,451	$(2,589)	$228,185
Principal repayments	(4,453)	—	—	(4,453)
Provision for loan losses	—	—	(425)	(425)
Transfer to real estate owned	—	—	—	—
Charge-offs	(434)	—	434	—
Amortization for premium	—	(36)	—	(36)
Balance, March 31, 2011	$224,436	$1,415	$(2,580)	$223,271

Investment in Limited Partnership - The following table details loan summary information for the mortgage loans held in the limited partnership in which our interest in the limited partnership is accounted for under the equity method as of March 31, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Loan Summary	March 31, 2011
Number of Loans	122
Aggregate Current Loan Balance	$20,737
Average Current Loan Balance	$170
Weighted Average Original Term (Months)	374
Weighted Average Remaining Term (Months)	323
Weighted Average Gross Coupon (%)	6.75%
Weighted Average Original Loan-to-Value of Loan (%)	85.81%
Average Cost-to-Principal of Asset at Funding (%)	70.17%
Fixed Rate Mortgages (%)	69.24%
Adjustable Rate Mortgages (%)	30.76%
First Lien Mortgages (%)	100.00%

Loan Summary	December 31, 2010
Number of Loans	159
Aggregate Current Loan Balance	$26,953
Average Current Loan Balance	$170
Weighted Average Original Term (Months)	377
Weighted Average Remaining Term (Months)	326
Weighted Average Gross Coupon (%)	6.80%
Weighted Average Original Loan-to-Value of Loan (%)	86.60%
Average Cost-to-Principal of Asset at Funding (%)	66.99%
Fixed Rate Mortgages (%)	69.63%
Adjustable Rate Mortgages (%)	30.37%
First Lien Mortgages (%)	100.00%

Cash and cash equivalents – We had unrestricted cash and cash equivalents of $8.4 million at March 31, 2011.

Restricted cash – We had restricted cash of $10.3 million at March 31, 2011 which was designated for investments in our Midway Residential Mortgage Portfolio.

Receivables and other assets – Receivables and other assets totaled $9.8 million as of March 31, 2011, and consist primarily of $4.0 million of assets related to discontinued operations, $1.9 million of restricted cash held by third parties, $1.5 million related to escrow advances, $0.8 million of accrued interest receivable, $0.6 million of real estate owned (“REO”) in securitization trusts, $0.6 million of capitalization expenses related to equity and bond issuance cost, $0.2 million of prepaid expenses and $0.1 million of deferred tax asset.  The restricted cash held by third parties of $1.9 million includes $1.7 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

Financing Arrangements, Portfolio Investments – As of March 31, 2011, there were approximately $46.6 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less.  As of March 31, 2011, the current weighted average borrowing rate on these financing facilities was 0.48%. The increase in the borrowing rate was due to the addition of the Midway Residential Mortgage Portfolio which includes Agency IOs. The borrowing rate for the Agency IOs was approximately 86 basis points as compared to 34 basis points for the other Agency RMBS. For the three months ended March 31, 2011, the ending balance, quarterly average and maximum balance at any month-end of the repurchase agreements, which are included in financing arrangements, portfolio investments on the condensed consolidated balance sheet, were $46.6 million, $38.7 million and $46.6 million, respectively.

Collateralized Debt Obligations – As of March 31, 2011, we had $215.3 million of collateralized debt obligations, or CDOs, outstanding with a weighted average interest rate of 0.63%. The CDOs permanently finance our loans held in securitization trusts.

Subordinated Debentures – As of March 31, 2011, we have trust preferred securities outstanding of $45.0 million that bear an average interest rate of 4.14%. These securities have a weighted average interest rate equal to three month LIBOR plus 3.84%.  The Company had previously paid interest at a fixed rate of 8.35% on $20 million of these securities through July 30, 2010. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment, and mature in 2035. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

  Derivative Assets and Liabilities - We generally hedge the risk related to changes in the benchmark interest rates used in the variable rate index, usually a London Interbank Offered Rate (“LIBOR”), as well as prepayment risk associated with our Midway Residential Mortgage Portfolio.

  In order to reduce our interest rate risk, we may utilize various hedging instruments, such as interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowing or CDOs to a fixed rate. We have also entered into interest rate cap agreements whereby, in exchange for a fee, we are reimbursed for interest paid in excess of a contractually specified capped rate. At March 31, 2011, the Company had $32.6 million of notional amount of interest rate swaps outstanding with a fair market value of $0.8 million. In addition, the Company had $71.9 million of notional amount of outstanding interest rate caps with a fair market value of $0.  Both the interest rate swaps and interest rate caps qualify as cash flow hedges for purposes of reporting.

          In addition to utilizing interest rate swaps and caps, we may purchase or sell short U.S. Treasury securities or enter into Eurodollar futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our Midway Residential Mortgage Portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for the securities borrowing transactions as a receivable under reverse repurchase agreements on our condensed consolidated balance sheet. The short sales of U.S. Treasury securities are accounted for as securities sold short, at fair value on our condensed consolidated balance sheet. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized through earnings in the condensed consolidated statements of operations.

         As of March 31, 2011, we had $81.9 million of U.S. Treasury securities sold short, at fair value. We borrowed securities to cover the short sales of U.S. Treasury securities under reverse repurchase agreements from which we received total proceeds of $82.0 million.

        The Company uses TBAs to hedge interest rate risk and the aggregate risk of prepayments associated with its Midway Residential Mortgage Portfolio. For example, we may utilize TBAs to hedge the interest rate or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable. Because we have not designated these forward commitments as hedging instruments, realized and unrealized gains and losses associated with these TBAs are recognized through earnings in the condensed consolidated statements of operations.

Derivative financial instruments contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We minimize this risk by limiting our counterparties to major financial institutions with good credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties, but cannot guarantee we do not have counterparty failures.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price.

We enter into derivative transactions solely for risk management purposes. The decision of whether or not a given transaction, or a portion thereof, is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management and our third party advisors, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us.

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2011 was $71.2 million and included $19.6 million of net unrealized gains, $0.8 million in unrealized derivative losses related to cash flow hedges and $20.4 million in unrealized gains primarily related to our CLOs presented as accumulated other comprehensive income (loss).

Midway Residential Mortgage Portfolio

The Company has an investment in a wholly owned account referred to as the Midway Residential Mortgage Portfolio. The Midway Residential Mortgage Portfolio investments include IOs, U.S. Treasury securities and a TBA security, which is included in the Company’s condensed consolidated balance sheet. The Company has elected the fair value option for these investment securities which measures unrealized gains and losses through earnings in the condensed consolidated statements of operations.

Additionally as of March 31, 2011, the Company had $81.9 million of U.S. Treasury securities sold short, at fair value. We borrowed securities to cover the short sales of U.S. Treasury securities under reverse repurchase agreements from which we received total proceeds of $82.0 million.

The condensed balance sheet of the Midway Residential Mortgage Portfolio included in the Company’s condensed consolidated balance sheet at March 31, 2011 is as follows (dollar amounts in thousands):

Assets
Investment securities available for sale, at fair value (including pledged securities of $19,961)	$37,481
Restricted cash	10,264
Receivable under reverse repurchase agreements	40,252
Receivable for securities sold	41,958
Derivative asset	5,902
Receivables and other assets	1,307
Total Assets	$137,164

Liabilities & Equity
Liabilities:
Financing arrangements, portfolio investments	$13,009
Securities sold short, at fair value	81,918
Payable for securities purchased	17,450
Accrued expenses and other liabilities	85
Total Liabilities	112,462

Equity	24,702
Total Equity	24,702
Total Liabilities and Equity	$137,164

The condensed statement of operations of the Midway Residential Mortgage Portfolio included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2011 is as follows (dollar amounts in thousands):

Statement of Operations
Interest income	$281
Interest expense	29
Net Interest Income	252
Other income (expense)
Realized gain on investment securities and related hedge	40
Unrealized loss on investment securities and related hedges	(40)
General, administrative and other expenses	50
Net Income	$202

Results of Operations

Overview of Performance

For the three months ended March 31, 2011, we reported net income of $2.5 million, as compared to net income of $2.7 million for the same period in 2010. The main components of the change in net income for the three months ended March 31, 2011 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2011	2010	Difference
Net interest income	$2,510	$3,408	$(898)
Total other income	2,302	805	1,497
General, administrative and other expenses	2,293	1,856	437
Income from continuing operations	2,519	2,357	162
Income from discontinued operation - net of tax	(5)	311	(316)
Net income	$2,514	$2,668	$(154)
Basic income per common share	$0.27	$0.28	$(0.01)
Diluted income per common share	$0.27	$0.28	$(0.01)

The decrease in net income of $0.2 million for the quarter ended March 31, 2011 as compared to the same period in the previous year was due primarily to a $0.9 million decrease in net interest margin on the investment portfolio and loans held in securitization trusts, a $0.4 million increase in provision for loan loss for the loans held in securitization trusts, a $0.2 million increase in loan loss to fully write-off our investment in New Bridger Holdings LLC, a $0.3 million decrease in income from discontinued operations – net of tax, and a $0.4 million increase in general, administrative and other expenses, partially offset by an increase of $1.4 million in net realized gain on securities and an increase of $0.8 million in income from investment in limited partnership. The decline in net interest income during the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010, was primarily due to a $114.9 million decrease in our average interest earning assets to approximately $310.2 million for the three months ended March 31, 2011 and a decline in net interest income spread, which was partially offset by a decline in debt and interest rates on debt. Net income for the quarter ended March 31, 2011 included a realized gain of $2.2 million from the sale of CLO investments during the quarter.

 Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended March 31,
General, Administrative and Other Expenses:	2011	2010	% Change
Salaries and benefits	$458	$533	(14.1)%
Professional fees	336	282	19.1%
Management fees	1,040	464	124.1%
Other	459	577	(20.5)%
Total	$2,293	$1,856	23.5%

The general, administrative and other expenses increase of $0.4 million for the quarter ended March 31, 2011 as compared to the same period in 2010 was due primarily to a $0.6 million increase in management fees to HCS, $0.4 million of which resulted from an increase in incentive management fees payable under the HCS Advisory Agreement, which was due, in part, to the sale by the Company in 2011 of certain CLO investments that were deemed managed assets under the Prior Advisory Agreement and the performance of other managed assets, and partially offset by a $0.2 million decrease in salaries and benefits and other expenses.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflects the net interest spread earned on our investment portfolio of Agency RMBS, non-Agency RBMS, prime ARM loans held in securitization trusts, loans held for sale, CLOs, IOs and U.S. Treasury securities (our “Interest Earning Assets”).  The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments.  The following tables set forth the changes in net interest income, yields earned on our Interest Earning Assets and rates on financial arrangements for each of the three months ended March 31, 2011 and 2010, respectively (dollar amounts in thousands, except as noted):

	For the Three Months Ended March 31,
	2011			2010
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($ Millions)			($ Millions)
Interest income:
Interest earning assets	$369.6	$2,952	3.19%	$474.2	$5,340	4.50%
Amortization of net discount	(59.4)	742	1.57%	(49.1)	881	1.35%
Total	$310.2	$3,694	4.76%	$425.1	$6,221	5.85%

Interest expense:
Investment securities and loans	$266.2	$718	1.08%	$344.3	$1,392	1.60%
Subordinated debentures	45.0	466	4.14%	45.0	759	6.67%
Convertible preferred debentures	—	—	—%	20.0	662	13.09%
Interest expense	$311.2	1,184	1.52%	$409.3	$2,813	2.72%
Net interest income		$2,510	3.24%		$3,408	3.13%

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

 Comparative Net Interest Income-Interest Earning Assets

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures and convertible preferred debentures:

Quarter Ended	Average Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)	Constant Prepayment Rate (CPR) (6)
March 31, 2011	$310.2	3.19%	4.76%	1.08%	3.68%	9.6%
December 31, 2010	$318.0	3.24%	4.98%	1.45%	3.53%	13.8%
September 30, 2010	$343.5	3.76%	5.29%	1.66%	3.63%	21.1%
June 30, 2010	$393.8	4.22%	5.28%	1.58%	3.70%	20.5%
March 31, 2010	$425.1	4.50%	5.85%	1.60%	4.25%	18.6%
December 31, 2009	$476.8	4.75%	5.78%	1.45%	4.33%	18.1%
September 30, 2009	$571.0	4.98%	5.60%	1.47%	4.13%	22.5%
June 30, 2009	$600.5	4.99%	5.09%	1.48%	3.61%	21.4%

(1)	Our average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

Comparative Net Interest Spread―Core Interest Earning Assets, a Non-GAAP Financial Measure

Net Interest Spread―Core Interest Earning Assets is a non-GAAP financial measure and is defined as GAAP Net Interest Spread plus unconsolidated investments in interest earning assets, such as our investment in limited partnership. Our investment in limited partnership represents our equity investment in a limited partnership that owns a pool of residential whole mortgage loans and from which we receive distributions equal to principal and interest payments and sales net of certain administrative expenses. Because the income we receive from our investment in limited partnership includes interest from the pool of mortgage loans, management considers the investment to be a functional equivalent to its Interest Earning Assets under GAAP. In order to evaluate the effective Net Interest Income of our investments, management uses Net Interest Spread―Core Interest Earning Assets to reflect the net interest spread of our investments as adjusted to reflect the addition of unconsolidated investments in interest earning assets. Management believes that Net Interest Spread―Core Interest Earning Assets provides useful information to investors as the income stream from this unconsolidated investment is similar to the net interest spread for the majority of our assets. Net Interest Spread–Core Interest Earning Assets should not be considered a substitute for our GAAP-based calculation of Net Interest Spread.

The following tables reconcile our GAAP Net Interest Spread for our portfolio of Interest Earning Assets for the three months ended March 31, 2011 and December 31, 2010, respectively, to our non-GAAP measure of Net Interest Spread―Core Interest Earning Assets. We acquired our unconsolidated investment in a limited partnership during the third and fourth quarters of 2010.

Quarter Ended March 31, 2011	Average Core Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Core Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread – Interest Earning Assets	$310.2	3.19%	4.76%	1.08%	3.68%
Investment in Limited Partnership	$15.8	6.75%	10.33%	—%	10.33%
Net Interest Spread – Core Interest Earning Assets	$326.0	3.40%	5.03%	1.08%	3.95%

Quarter Ended December 31, 2010	Average Core Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Core Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread – Interest Earning Assets	$318.0	3.24%	4.98%	1.45%	3.53%
Investment in Limited Partnership	$11.1	7.06%	12.19%	—%	12.19%
Net Interest Spread – Core Interest Earning Assets	$329.1	3.41%	5.22%	1.45%	3.77%

(1)	Our average Core Interest Earning Assets is calculated each quarter as the daily average balance of our Core Interest Earning Assets for the quarter, excluding unrealized gains and losses.
(2)
The Weighted Average Coupon reflects the weighted average rate of interest paid on our Core Interest Earning Assets for the quarter, net of fees paid. The percentages indicated in this column are the interest rates that will be effective through the interest rate reset date, where applicable, and have not been adjusted to reflect the purchase price we paid for the face amount of the security.

(3)
Our Weighted Average Cash Yield on Core Interest Earning Assets was calculated by dividing our annualized interest income from Core Interest Earning Assets for the quarter by our average Core Interest Earning Assets.

(4)
Our Cost of Funds was calculated by dividing our annualized interest expense from our Core Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments and CDOs.

(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Core Interest Earning Assets and our Cost of Funds.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and to meet these potential cash requirements.  Our investments and assets generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments.  In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity.  We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.  At March 31, 2011, not including assets in our Midway Residential Mortgage Portfolio, we had cash balances of $8.4 million and a receivable for securities sold of $3.8 million. In addition, the Company has $51.7 million in unencumbered securities, including $21.4 million of RMBS, of which $14.6 million are Agency RMBS, and borrowings of $46.6 million under outstanding repurchase agreements.  At March 31, 2011, not including liabilities in our Midway Residential Mortgage Portfolio, we also had longer-term debt, including CDOs outstanding of $215.3 million and subordinated debt of $45.0 million.  The CDOs are collateralized by the mortgage loans held in securitization trusts.  Based on our current investment portfolio, new investment initiatives, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of March 31, 2011, we have provided $24.5 million to the Midway Residential Mortgage Portfolio, and we anticipate contributing additional capital to this strategy as well as our commercial mortgage strategy in the future, such that the investment in these strategies will become significant contributors to our revenues and earnings and will represent a significant portion of our total assets in the future. As of the date of this report, we have provided an additional $10 million of funding to the Midway Residential Mortgage Portfolio.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions. These agreements are secured by certain of our Agency RMBS and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our mortgage backed securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At March 31, 2011, we had $32.6 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.   At March 31, 2011, the Company pledged $1.0 million in cash margin to cover decreased valuations for our interest rate swaps.  The weighted average maturity of the swaps was 1.4 years at March 31, 2011.

In addition to our use of interest rate caps, we may purchase or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of the Midway Residential Mortgage Portfolio, and we may borrow U.S. Treasury securities to cover short sales of U.S. Treasury securities. As of March 31, 2011, we had $81.9 million of U.S. Treasury securities sold short, at fair value. We borrowed securities to cover the short sales of U.S. Treasury securities under reverse repurchase agreements from which we received total proceeds of $82.0 million.

Similarly, we may also use Eurodollar futures contracts to hedge interest rate risk associated with our Midway Residential Mortgage Portfolio. With respect to a Eurodollar futures contract, initial margin deposits will be made upon entering into futures contracts and can be either cash or securities During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. We may be required to satisfy variation margin payments periodically, depending upon whether unrealized gains or losses are incurred. As of March 31, 2011, we were not a party to any Eurodollar futures contracts.

Finally, we use TBAs to hedge interest rate risk and the aggregate risk of prepayments associated with our Midway Residential Mortgage Portfolio. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties.

We also own approximately $3.8 million of loans held for sale, which are included in discontinued operations.  Our inability to sell these loans at all or on favorable terms could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. Most recently, we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit. As of March 31, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which we had a reserve of approximately $0.3 million.

On March 18, 2011, we declared a 2011 first quarter cash dividend of $0.18 per common share.  The dividend was paid on April 26, 2011 to common stockholders of record as of March 31, 2011. These dividends were paid out of the Company’s working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board of Directors declares a dividend.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize or avoid corporate income tax and the nondeductible excise tax.  However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to minimize or avoid corporate income tax and the nondeductible excise tax.

Investment Management and Advisory Agreements

We currently are a party to two investment management agreements and one advisory agreement with third parties, pursuant to which we have agreed to pay these third parties a combination of base management, consulting or incentive fees in exchange for certain management, advisory or consulting and support services. We may in the future enter into joint ventures or additional external management agreements with third parties that have special expertise or investment sourcing capabilities to the extent we believe such relationships will contribute to our achievement of our investment objectives. Information regarding the RiverBanc Management Agreement is set forth under the caption “—General—Recent and Subsequent Events.”

HCS Advisory Agreement

We have certain contractual obligations under the Advisory Agreement between HCS, HC, NYMF and us. See footnote 13 to the condensed consolidated financial statements included under Item 1 of this Form 10-Q for more information regarding the terms of the HCS Advisory Agreement.

For the three months ended March 31, 2011 and 2010, HCS earned aggregate base advisory and consulting fees of approximately $0.3 million and $0.2 million, respectively, and incentive fees of approximately $0.7 million and $0.3 million, respectively. As of March 31, 2011, HCS was managing approximately $49.5 million of assets on the Company’s behalf. As of March 31, 2011 and December 31, 2010, the Company had a management fee payable totaling $1.0 million and $0.7 million, respectively, included in accrued expenses and other liabilities.

Midway Management Agreement

We pay Midway a base management fee monthly in arrears in a cash amount equal to the product of (i) 1.50% per annum of our invested capital in the Midway Residential Mortgage Portfolio as of the last business day of the previous month, multiplied by (ii) 1/12th. In addition, pursuant to the terms of the Midway Management Agreement, Midway is entitled to a quarterly incentive fee (the “Midway Incentive Fee”) that is calculated monthly and paid in cash in arrears. The Midway Incentive Fee is based upon the total market value of the net invested capital in the Midway Residential Mortgage Portfolio on the last business day of the quarter, subject to a high water mark equal to a 10% return on invested capital (the “High Water Mark”), and shall be payable in an amount equal to 40% of the dollar amount by which adjusted net income (as defined below) attributable to the Midway Residential Mortgage Portfolio, on a calendar 12-month basis and before accounting for the Midway Incentive Fee, exceeds an annual 15% rate of return on invested capital (the “Hurdle Rate”).

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

For the three months ended March 31, 2011, Midway earned base management and incentive fees of $15,000 and $35,000, respectively.

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

Management recognizes the following primary risks associated with our business and the industry in which we conduct business:

•	Interest rate risk
•	Liquidity risk
•	Prepayment risk
•	Credit risk
•	Fair value risk

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the financial assets we manage and hold in our investment portfolio, the variable-rate borrowings we use to finance our portfolio, and the interest rate swaps and caps and other securities or instruments we use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

Interest rate risk is measured by the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows, especially the speed at which prepayments occur on our residential mortgage related assets.

For example, we hold hybrid ARM assets that reset on various dates that are not matched to the reset dates on our repurchase agreements. In general, the repricing of our repurchase agreements occurs more quickly than the repricing of our assets. Thus, it is likely that our floating rate borrowings may react to changes in interest rates before our adjustable rate assets because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the adjustable rate assets. In addition, the interest rates on our hybrid ARM assets may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations.

 In addition, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on hybrid ARM assets. During a declining interest rate environment, the prepayment of hybrid ARMs may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of hybrid ARMs, possibly resulting in a decline in our net return on hybrid ARMs as replacement hybrid ARMs may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, hybrid ARMs may prepay slower than expected, requiring us to finance a higher amount of hybrid ARMs than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on hybrid ARMs.

We seek to manage interest rate risk in the portfolio by utilizing interest rate swaps, caps, Eurodollar futures and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, are less than one year. In addition, we utilize TBAs to mitigate the risks associated with changes in prepayment speeds on our long Agency RMBS positions in our Midway Residential Mortgage Portfolio. All of our interest rate sensitive assets, liabilities and related derivative positions are managed with a long term perspective and are not for trading purposes.

We utilize a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps.

Based on the results of the model, instantaneous changes in interest rates would have the following effect on net interest income for the three months ended March 31, 2011 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(871)
+100	$(4)
-100	$(924)

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of March 31, 2011 consisted of approximately $224.4 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an original average loan-to-value (“LTV”) ratio at origination of approximately 70.5%, and an original average borrower FICO score of approximately 729. In addition, approximately 65.0% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of March 31, 2011, we owned approximately $6.8 million on non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 90.3% of current par value as of March 31, 2011.  Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, as of March 31, 2011 we own approximately $30.3 million of notes issued by a CLO at a discounted purchase price equal to 25.2% of par.  The securities are backed by a portfolio of middle market corporate loans.

Fair Value Risk

Changes in interest rates also expose us to market risk that the market value (fair value) on our assets may decline. While the fair value of all of our current assets that are measured on a recurring basis are determined using Level 1 or Level 2 fair values, we have owned in the past and may own in the future certain financial instruments for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2011, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past 18 months, secondary market prices were given minimal weighting in determining the fair value of these loans at March 31, 2011 and December 31, 2010.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2011, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(5,188)	1.28 years
+100	$(1,426)	1.13 years
Base	—	1.03 years
-100	$(8,115)	0.81 years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our delayed delivery transactions, including TBAs, subject us to certain risks, including price risks and counterparty risks.

We may purchase a significant portion of our Agency RMBS through delayed delivery transactions, including TBAs. In a delayed delivery transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) a to-be-issued (or “to-be-announced”) Agency RMBS with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency RMBS at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

CMOs may be subject to greater risks than whole-pool Agency RMBS.

We may invest in CMOs through our Midway Residential Mortgage Portfolio or otherwise. CMOs are securitizations issued by a government agency or a GSE that are collateralized by Agency RMBS that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments), and, therefore, may carry greater risk than an investment in whole-pool Agency RMBS. For example, certain CMO tranches, such as IOs, POs, support securities and securities purchased at a significant premium, are more sensitive to prepayment risks than other tranches or whole-pool Agency RMBS. In addition, the yield on floating rate and inverse floating rate tranches are sensitive to changes in the interest rate index used to calculate the coupon on such classes. If we were to invest in CMO tranches that were more sensitive to prepayment risks relative to other CMO tranches or whole-pool Agency RMBS, we may increase our portfolio-wide prepayment and interest rate risk.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 5, 2011	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Fredric S. Starker
Fredric S. Starker
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1(a)	Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007).
3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007).
3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008).
3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008).
3.1(f)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed on June 15, 2009).
3.2	Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2011.
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).
4.2(a)	Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).
4.2(b)	Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 1, 2005. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).
4.3(a)	Articles Supplementary Establishing and Fixing the Rights and Preferences of Series A Cumulative Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2008).
4.3(b)	Form of Series A Cumulative Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008).
10.1	Investment Management Agreement, by and between New York Mortgage Trust, Inc. and The Midway Group, LP dated as of February 11, 2011.*
10.2	Management Agreement, by and between RB Commercial Mortgage LLC and RiverBanc LLC dated as of April 5, 2011.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.**

*   Filed herewith.

** Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.