Form 10-Q
period 2011-06-30
NEW YORK MORTGAGE TRUST INC
filed 2011-08-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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
Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on August 2, 2011 was 11,178,273.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)

Investment securities available for sale, at fair value (including pledged securities of $115,595 and $38,475, respectively)	$150,477	$86,040
Mortgage loans held in securitization trusts (net)	217,085	228,185
Mortgage loans held for investment	5,113	7,460
Investments in limited partnership and limited liability company	20,350	18,665
Cash and cash equivalents	6,885	19,375
Reverse repurchase agreements	18,000	-
Receivable for securities sold	-	5,653
Derivative assets	14,671	-
Subscription receivable	10,638	-
Receivables and other assets	12,359	8,916
Total Assets	$455,578	$374,294

LIABILITIES AND EQUITY
Liabilities:
Financing arrangements, portfolio investments	$96,370	$35,632
Collateralized debt obligations	209,674	219,993
Derivative liabilities	2,444	1,087
Payable for securities purchased	15,674	-
Accrued expenses and other liabilities	4,027	4,095
Subordinated debentures (net)	45,000	45,000
Total liabilities	373,189	305,807
Commitments and Contingencies
Equity:
Stockholders' equity
Common stock, $0.01 par value, 400,000,000 authorized, 9,450,599 and 9,425,442, shares issued and outstanding, respectively	$95	$94
Common stock subscribed	10,638	-
Additional paid-in capital	131,316	135,300
Accumulated other comprehensive income	17,344	17,732
Accumulated deficit	(77,936)	(84,639)
Total stockholders' equity	81,457	68,487
Noncontrolling interest	932	-
Total equity	82,389	68,487
Total Liabilities and Equity	$455,578	$374,294

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

INTEREST INCOME	$6,482	$5,185	$10,176	$11,406

INTEREST EXPENSE:
Investment securities and loans held in securitization trusts	711	1,284	1,429	2,676
Subordinated debentures	470	673	936	1,432
Convertible preferred debentures	-	538	-	1,200
Total interest expense	1,181	2,495	2,365	5,308

NET INTEREST INCOME	5,301	2,690	7,811	6,098

OTHER INCOME (EXPENSE):
Provision for loan losses	(391)	(600)	(1,024)	(602)
Income from investment in limited partnership and limited liability company	499	-	1,283	-
Realized gain on investment securities and related hedges	3,283	1,291	5,474	2,098
Unrealized loss on investment securities and related hedges	(695)	-	(735)	-
Total other income	2,696	691	4,998	1,496

General, administrative and other expenses	3,454	2,107	5,747	3,963

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,543	1,274	7,062	3,631
Income tax expense	363	-	363	-
INCOME FROM CONTINUING OPERATIONS	4,180	1,274	6,699	3,631
Income from discontinued operation - net of tax	9	268	4	579
NET INCOME	4,189	1,542	6,703	4,210
Net income attributable to noncontrolling interest	20	-	20	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,169	$1,542	$6,683	$4,210

Basic income per common share	$0.44	$0.16	$0.71	$0.45
Diluted income per common share	$0.44	$0.16	$0.71	$0.45
Dividends declared per common share	$0.22	$0.18	$0.40	$0.43
Weighted average shares outstanding-basic	9,447	9,419	9,440	9,419
Weighted average shares outstanding-diluted	9,447	11,919	9,440	11,919

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (dollar amounts in thousands)
(unaudited)

	Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income/ (Loss)	Non- controlling Interest	Compre- hensive Income	Total
Balance, December 31, 2010	$94	$-	$135,300	$(84,639)	$17,732	$-	$-	$68,487
Net income	-	-	-	6,703	-	(20)	6,703	6,683
Restricted stock issuance	1	-	176	-	-	-	-	177
Common stock subscribed	-	10,638	-	-	-	-	-	10,638
Costs associated with issuance of common stock	-	-	(381)	-	-	-	-	(381)
Dividends declared	-	-	(3,779)	-	-	-	-	(3,779)
Increase in non-controlling interests related to consolidation of interest in a mortgage loan held for investment	-	-	-	-	-	952	-	952
Reclassification adjustment for net gain included in net income	-	-	-	-	(3,885)	-	(3,885)	(3,885)
Increase in net unrealized gain on available for sale securities	-	-	-	-	3,088	-	3,088	3,088
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	-	409	-	409	409
Comprehensive income	-	-	-	-	-	-	$6,315	-
Balance, June 30, 2011	$95	$10,638	$131,316	$(77,936)	$17,344	$932		$82,389

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$6,703	$4,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	485
Net accretion on investment securities and mortgage loans held in securitization trusts	342	(1,372)
Realized gain on securities and related hedges	(5,474)	(2,098)
Unrealized loss on securities and related hedges	735	-
Payments received on loans held for sale	14	16
Provision for loan losses	1,024	602
Income from investment in limited partnership and limited liability company	(1,283)	-
Distributions from investment in limited partnership	383	-
Stock issuance	177	95
Changes in operating assets and liabilities:
Receivables and other assets	(749)	(260)
Accrued expenses and other liabilities	1,452	(358)
Net cash provided by operating activities	3,392	1,320

Cash Flows from Investing Activities:
Restricted cash	(2,828)	690
Purchases of reverse repurchase agreements	(18,000)	-
Purchases of investment securities	(87,585)	-
Issuance of mortgage loans held for investment	(2,520)	-
Purchase of investment in limited liability company	(5,322)	-
Proceeds from investment in limited partnership	4,517	-
Proceeds from mortgage loans held for investment	4,989	-
Proceeds from sales of investment securities	26,286	4,961
Principal repayments received on mortgage loans held in securitization trusts	10,039	25,491
Principal paydowns on investment securities - available for sale	8,811	32,328
Net cash (used in) provided by investing activities	(61,613)	63,470

Cash Flows from Financing Activities:
Proceeds from (payments of) financing arrangements	60,738	(24,791)
Dividends paid	(5,475)	(4,710)
Payments made on collateralized debt obligations	(10,358)	(25,772)
Capital contributed by noncontrolling interest	932	-
Costs associated with common stock subscribed	(106)	-
Net cash provided by (used in) financing activities	45,731	(55,273)
Net (Decrease) Increase in Cash and Cash Equivalents	(12,490)	9,517
Cash and Cash Equivalents - Beginning of Period	19,375	24,522
Cash and Cash Equivalents - End of Period	$6,885	$34,039

Supplemental Disclosure:
Cash paid for interest	$2,301	$4,823

Non-Cash Investment Activities:
Sale of investment securities not yet settled	$-	$28,013

Purchase of investment securities not yet settled	$15,674	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$-	$1,695

Common stock subscribed included in subscription receivable	$10,638	$-

See notes to condensed consolidated financial statements.

 NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1.	Summary of Significant Accounting Policies

Organization - New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs. We also may opportunistically acquire and manage various other types of financial assets that we believe will compensate us appropriately for the risks associated with them.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, a taxable REIT subsidiary ("TRS") and qualified REIT subsidiaries ("QRS").  The Company conducts certain of its portfolio investment operations through its wholly-owned TRS, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, a portion of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business.  Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC.   One of the Company's wholly-owned QRSs, New York Mortgage Funding, LLC (“NYMF”), currently holds certain mortgage-related assets for regulatory compliance purposes.  The Company also may conduct certain other portfolio investment operations through NYMF.  The Company utilizes its wholly-owned QRS, RB Commercial Mortgage LLC (“RBCM”), for its investments secured by commercial real estate and structured other investments such as seasoned or distressed commercial loan portfolios, net leased properties or subordinate commercial mortgage-backed securities.  The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

The Company is organized and conducts its operations so as to qualify as a REIT for federal income tax purposes. As such, the Company will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by the due date of its federal income tax return and complies with various other requirements.

Basis of Presentation - The condensed consolidated balance sheet as of December 31, 2010, has been derived from audited financial statements.  The condensed consolidated balance sheet at June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

Investment Securities Available for Sale - The Company's investment securities, where the fair value option has not been elected and are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”), include residential mortgage-backed securities (“RMBS”) that are issued by government sponsored enterprises (“GSE”), which, together with RMBS issued or guaranteed by other GSE’s or government agencies, is referred to as “Agency RMBS,” non-Agency RMBS and collateralized loan obligations (“CLOs”).  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

The Company’s investment securities available for sale also includes its investment in a wholly owned account referred to as the Midway Residential Mortgage Portfolio. The Midway Residential Mortgage Portfolio investments include interest only and inverse interest only securities (collectively referred to as “IOs”) and U.S. Treasury securities. The Midway Residential Mortgage Portfolio investments include derivative investments not designated as hedging instruments, unrealized gains and losses are recognized through earnings in the condensed consolidated statements of operations. The Company has elected the fair value option for these investment securities which also measures unrealized gains and losses through earnings in the condensed consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Receivables and Other Assets - Receivables and other assets totaled $12.4 million as of June 30, 2011, and consist primarily of $4.3 million of restricted cash held by third parties, $4.0 million of assets related to discontinued operations, $1.3 million of accrued interest receivable, $0.8 million related to escrow advances, $0.7 million of real estate owned (“REO”) in securitization trusts, $0.6 million of prepaid expenses, $0.5 million of capitalized expenses related to equity and bond issuance cost, $0.1 million of deferred tax asset and $0.1 million of other assets.  The restricted cash held by third parties of $4.3 million includes $4.1 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.  Receivables and other assets totaled $8.9 million as of December 31, 2010, and consist of $4.0 million of assets related to discontinued operations, $1.4 million of restricted cash held by third parties, $1.1 million related to escrow advances, $0.7 million of real estate owned (“REO”) in securitization trusts, $0.6 million of capitalized expenses related to equity and bond issuance cost, $0.6 million of accrued interest receivable, $0.4 million of prepaid expenses and $0.1 million of deferred tax asset.  The restricted cash held by third parties of $1.4 million includes $1.2 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

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

The allowance for loan losses will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of June 30, 2011 and December 31, 2010, the allowance for loan losses held in securitization trusts totaled $2.9 million and $2.6 million, respectively.

 Investment in Limited Partnership and Limited Liability Company – The Company has equity investments in a limited partnership and a limited liability company.  In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting.  Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

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

Revenue Recognition - Interest income on our mortgage loans and mortgage-backed securities is a combination of the interest earned based on the outstanding principal balance of the underlying loan/security, the contractual terms of the assets and the amortization of yield adjustments, principally premiums and discounts, using generally accepted interest methods. The net GAAP cost over the par balance of self-originated loans held for investment and premium and discount associated with the purchase of mortgage-backed securities and loans are amortized into interest income over the lives of the underlying assets using the effective yield method as adjusted for the effects of estimated prepayments. Estimating prepayments and the remaining term of our interest yield investments require management judgment, which involves, among other things, consideration of possible future interest rate environments and an estimate of how borrowers will react to those environments, historical trends and performance. The actual prepayment speed and actual lives could be more or less than the amount estimated by management at the time of origination or purchase of the assets or at each financial reporting period.

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

To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including:

●  the items to be hedged expose the Company to interest rate risk; and

●  the interest rate swaps or caps are expected to be highly effective in reducing the Company's exposure to interest rate risk.

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

In addition to utilizing interest rate swaps and caps, we may purchase or sell short U.S. Treasury securities or enter into Eurodollar or other futures contracts or options to help mitigate the potential impact of changes in interest rates on the performance of the Midway Residential Mortgage Portfolio. We may borrow U.S. Treasury securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. For instruments that are not designated or qualify as a cash flow hedge, such as our use of U.S. Treasury securities or Eurodollar futures contracts, any realized and unrealized gains and losses associated with these instruments are recognized through earnings in the condensed consolidated statement of operations.

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

Prepayment Risk - When borrowers repay the principal on their mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and thereby, reduce the yield for mortgage assets purchased at a premium to their then current balance. Conversely, mortgage assets purchased for less than their then current balance exhibit higher yields due to faster prepayments. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments.

In an increasing prepayment environment, the timing difference between the actual cash receipt of principal paydowns and the announcement of the principal paydown may result in additional margin requirements from our repurchase agreement counterparties.

We mitigate prepayment risk by constantly evaluating our mortgage assets relative to prepayment speeds observed for our mortgage assets, including the investments in our Midway Residential Mortgage Portfolio.  The Midway Residential Mortgage Portfolio is designed to outperform in a rising rate or slower prepayment environment, off-setting possible exposures in our other mortgage related assets. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances.

Other Comprehensive Income (Loss) - Other comprehensive income (loss) is comprised primarily of income (loss) from changes in value of certain of the Company’s available for sale securities and the impact of deferred gains or losses on changes in the fair value of certain derivative contracts that hedges future cash flows.

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution, if any, at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company made no contributions to the Plan for the six months ended June 30, 2011 and 2010.

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

Accounting Standards Codification Topic 740 Accounting for Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless it is more likely than not that they will be sustained. ASC 740 was applied to all open taxable years as of its effective date. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based on factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense.

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

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the six months ended June 30, 2011 and 2010.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of June 30, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

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

Fair Value Measurements (ASC 820)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of ASU 2011-04 will have a significant impact on our financial condition, results of operations and disclosures.

Comprehensive Income (ASC 220)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our financial position, results of operations and disclosures as it only requires a change in the format of the current presentation.

2.  Investment Securities Available for Sale

Investment securities available for sale consist of the following as of June 30, 2011 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$115,051	$3,434	$(749)	$117,736
Non-Agency RMBS	7,199	—	(1,408)	5,791
CLOs	9,056	17,894	—	26,950
Total	$131,306	$21,328	$(2,157)	$150,477

Securities included in investment securities available for sale held in our Midway Residential Mortgage Portfolio that are measured at fair value through earnings consist of the following as of June 30, 2011 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Interest only securities included in Agency RMBS:
Fannie Mae	$26,349	$903	$(65)	$27,187
Freddie Mac	18,788	609	(279)	19,118
Ginnie Mae	17,710	388	(405)	17,693
Total	$62,847	$1,900	$(749)	$63,998

Investment securities available for sale consist of the following as of December 31, 2010 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$45,865	$1,664	$—	$47,529
Non-Agency RMBS	10,071	80	(1,166)	8,985
CLOs	11,286	18,240	—	29,526
Total	$67,222	$19,984	$(1,166)	$86,040

The following table sets forth the stated reset periods of our investment securities available for sale at June 30, 2011 (dollar amounts in thousands):

June 30, 2011	Less than 6 Months	More than 6 Months to 24 Months	More than 24 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$51,087	$41,695	$24,954	$117,736
Non-Agency RMBS	5,791	—	—	5,791
CLO	26,950	—	—	26,950
Total	$83,828	$41,695	$24,954	$150,477

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

The following tables present the Company’s investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

June 30, 2011	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$5,791	$1,408	$5,791	$1,408
Total	$—	$—	$5,791	$1,408	$5,791	$1,408

December 31, 2010	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$6,436	$1,166	$6,436	$1,166
Total	$—	$—	$6,436	$1,166	$6,436	$1,166

As of June 30, 2011 and December 31, 2010, respectively, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

During the three and six months ended June 30, 2011, the Company received total proceeds of approximately $4.3 million and $8.1 million, respectively, realizing approximately $2.5 million and $4.7 million, respectively, of profit before incentive fee from the sale of certain CLO investments.  During the three and six months ended June 30, 2010, the Company received total proceeds of approximately $29.7 million and $33.0 million, respectively, realizing approximately $1.3 million and $2.1 million, respectively, of profit before incentive fee from the sale of certain Agency RMBS and non-Agency RMBS.

3.  Mortgage Loans Held in Securitization Trusts and Real Estate Owned

Mortgage loans held in securitization trusts (net) consist of the following as of June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	June 30, 2011	December 31, 2010
Mortgage loans principal amount	$218,605	$229,323
Deferred origination costs – net	1,377	1,451
Reserve for loan losses	(2,897)	(2,589)
Total	$217,085	$228,185

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the six months ended June 30, 2011 and 2010, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$2,589	$2,581
Provisions for loan losses	769	493
Transfer to real estate owned	(16)	(383)
Charge-offs	(445)	(218)
Balance at the end of period	$2,897	$2,473

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at June 30, 2011 was $2.9 million, representing 133 basis points of the outstanding principal balance of loans held in securitization trusts as of June 30, 2011, as compared to 113 basis points as of December 31, 2010.  As part of the Company’s allowance for loan losses adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the six months ended June 30, 2011 and the year ended December 31, 2010 (dollar amounts in thousands):

	June 30, 2011	December 31, 2010
Balance at beginning of period	$740	$546
Write downs	(47)	(193)
Transfer from mortgage loans held in securitization trusts	218	1,398
Disposal	(175)	(1,011)
Balance at the end of period	$736	$740

Real estate owned held in securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the collateralized debt obligations (“CDOs”) issued by the Company.  As of June 30, 2011 and December 31, 2010, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trusts and the amount of CDOs outstanding, was $8.1 million and $8.9 million, respectively.

Delinquency Status of Our Mortgage Loans Held in Securitization Trusts

As of June 30, 2011, we had 40 delinquent loans with an aggregate principal amount outstanding of approximately $22.1 million categorized as Mortgage Loans Held in Securitization Trusts (net).  Of the $22.1 million in delinquent loans, $18.3 million, or 83%, are currently under some form of modified payment plan.  As these borrowers are not current, they continue to be reported as delinquent even though they are working towards a credit resolution.  The table below shows delinquencies in our portfolio of loans held in securitization trusts, including real estate owned through foreclosure (REO), as of June 30, 2011 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$1,274	0.58%
61-90	2	3,255	1.48%
90+	36	17,552	7.99%
Real estate owned through foreclosure	4	945	0.43%

As of December 31, 2010, we had 46 delinquent loans with an aggregate principal amount outstanding of approximately $25.1 million categorized as Mortgage Loans Held in Securitization Trusts (net).  Of the $25.1 million in delinquent loans as of December 31, 2010, $17.8 million, or 71%, were under some form of modified payment plan.  Because these borrowers were not current as of December 31, 2010, they have been reported as delinquent even though they were working towards a credit resolution.  The table below shows delinquencies in our portfolio of loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2010 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	7	$2,515	1.09%
61-90	4	4,362	1.89%
90+	35	18,191	7.90%
Real estate owned through foreclosure	3	894	0.39%

4. Investment in Limited Partnership and Limited Liability Company

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting.  Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns effectively 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this variable interest entity is $14.8 million at June 30, 2011. During the third and fourth quarters of 2010, HC invested, in exchange for limited partnership interests, $19.4 million in this limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans.  The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

At June 30, 2011, the Company had an investment in this limited partnership of $15.0 million.  For the three and six months ended June 30, 2011, the Company recognized income from the investment in limited partnership of $0.4 million and $1.2 million, respectively.

The condensed balance sheet of the investment in limited partnership at June 30, 2011 and December 31, 2010, respectively, is as follows (dollar amounts in thousands):

Assets	June 30, 2011	December 31, 2010
Cash	$1,463	$152
Mortgage loans held for sale (net)	13,053	18,072
Other assets	465	478
Total Assets	$14,981	$18,702

Liabilities & Partners’ Equity
Other liabilities	$162	$37
Partners’ equity	14,819	18,665
Total Liabilities and Partners’ Equity	$14,981	$18,702

The condensed statement of operations of the investment in limited partnership for the three and six months ended June 30, 2011, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended	Six Months Ended
Statement of Operations	June 30, 2011	June 30, 2011
Interest income	$353	$761
Realized gain	179	785
Total Income	532	1,546
Other expenses	(85)	(315)
Net Income	$447	$1,231

During the second quarter of 2011, RBCM invested $5.3 million in a limited liability company that was formed for the purpose of investing in two tranches of securities. For the six months ended June 30, 2011, the Company recognized income from the investment in limited liability company of $33,000.

5.  Derivatives and Other Hedging Instruments

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010
Interest Rate Swaps	Derivative Liabilities	$678	$1,087

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2011 and 2010, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
Derivatives Designated as Hedging Instruments	2011	2010
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(1,087)	$(2,905)
Unrealized gain on interest rate caps	—	306
Unrealized gain on interest rate swaps	409	555
Reclassification adjustment for net gains (losses) included in net income for hedges	—	—
Balance at the end of the period	$(678)	$(2,044)

The Company estimates that over the next 12 months, approximately $0.5 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table presents the fair value of derivative instruments held in our Midway Residential Mortgage Portfolio that were not designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Derivative Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010
TBA security	Derivative Asset	$14,361	$—
U.S. Treasury futures	Derivative Asset	86	—
Eurodollar futures	Derivative Liabilities	1,766	—
Call options	Derivative Asset	224	—

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price.

The Eurodollar futures swap equivalents in our Midway Residential Mortgage Portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three and six months ended June 30, 2011, respectively, we recorded net realized losses of $0.2 million and net unrealized losses of $1.8 million in our Eurodollar futures contracts. The Eurodollar futures consist of 2,746 contracts with expiration dates ranging between September 2011 and June 2014 and have a fair market value derivative liability of $1.8 million.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three and six months ended June 30, 2011 and 2010, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$—	$94	$—	$217
Interest expense-subordinated debentures	—	—	—	92
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	223	662	503	1,387

Interest Rate Swaps and Eurodollar Futures Contracts - The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps and Eurodollar futures contracts (“Swaps”), whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the Swap.  In the event the Company is unable to meet a margin call under one of its Swap agreements, thereby causing an event of default or triggering an early termination event under one of its Swap agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding Swap transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its Swap agreements as of June 30, 2011 and December 31, 2010.  The Company had $3.6 million and $1.2 million of restricted cash related to margin posted for Swaps as of June 30, 2011 and December 31, 2010, respectively.  The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

The use of Swaps exposes the Company to counterparty credit risks in the event of a default by a Swap counterparty. If a counterparty defaults under the applicable Swap agreement, the Company may be unable to collect payments to which it is entitled under its Swap agreements, and may have difficulty collecting the assets it pledged as collateral against such Swaps.  The Company currently has in place with all outstanding Swap counterparties bi-lateral margin agreements thereby requiring a party to post collateral to the Company for any valuation deficit.  This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default.

The following table presents information about the Company’s interest rate swaps as of June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):
	June 30, 2011		December 31, 2010
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$740	3.03%	$24,080	2.99%
Over 30 days to 3 months	1,720	3.03	2,110	3.03
Over 3 months to 6 months	3,140	3.02	2,280	3.03
Over 6 months to 12 months	15,570	3.02	5,600	3.03
Over 12 months to 24 months	9,190	2.93	16,380	3.01
Over 24 months to 36 months	—	—	8,380	2.93
Over 36 months to 48 months	—	—	—	—
Total	$30,360	2.99%	$58,830	3.00%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps are designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDOs and the subordinated debentures. The interest rate caps associated with the CDOs are amortizing contractual schedules determined at origination. The Company had $0 and $76.0 million of notional interest rate caps outstanding as of June 30, 2011 and December 31, 2010, respectively.  These interest rate caps are utilized to cap the interest rate on the CDOs at a fixed-rate when one month LIBOR exceeds a predetermined rate.  The interest rate caps expired on April 25, 2011.

6.  Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At June 30, 2011, the Company had repurchase agreements with an outstanding balance of $96.4 million and a weighted average interest rate of 0.63%. As of December 31, 2010, the Company had repurchase agreements with an outstanding balance of $35.6 million and a weighted average interest rate of 0.39%.  At June 30, 2011 and December 31, 2010, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $115.6 million and $38.5 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of June 30, 2011, the average days to maturity for all repurchase agreements are 18 days.

The following table summarizes outstanding repurchase agreement borrowings secured by portfolio investments, which are included in financing arrangements, portfolio investments on the condensed consolidated balance sheets, as of June 30, 2011 and December 31, 2010, respectively (dollar amount in thousands):

Repurchase Agreements by Counterparty
	June 30, 2011	December 31, 2010
Counterparty Name
Cantor Fitzgerald	$11,925	$4,990
Credit Suisse First Boston LLC	11,675	12,080
Jefferies & Company, Inc.	8,405	9,476
JPMorgan Chase & Co.	44,995	—
South Street Securities LLC	19,370	9,086
Total Financing Arrangements, Portfolio Investments	$96,370	$35,632

As of June 30, 2011, the outstanding balance under our repurchase agreements was funded at an advance rate of 83% that implies an average haircut of 17%. The weighted average “haircut” related to our repurchase agreement financing for our Agency IOs, CLOs and other Agency RMBS was approximately 25%, 35% and 6%, respectively, for a total weighted average “haircut” of 17%. The amount at risk for Credit Suisse First Boston, LLC, South Street Securities, LLC, Jefferies & Company, Inc., Cantor Fitzgerald and JPMorgan Chase & Co. are $0.8 million, $0.9 million, $0.5 million, $4.3 million and $12.7 million, respectively. As of June 30, 2011, the Company had $6.9 million in cash and $33.6 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $18.8 million of RMBS, of which $13.0 million are Agency RMBS. The $6.9 million of cash and the $18.8 million in RMBS (which, collectively, represents 27.0% of our financing arrangements, portfolio investments) are liquid and could be monetized to pay down or collateralize the liability immediately.

7.  Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as mortgage loans held in securitization trusts in the condensed consolidated balance sheets.  As of June 30, 2011 and December 31, 2010, the Company had CDOs outstanding of $209.7 million and $220.0 million, respectively.  As of June 30, 2011 and December 31, 2010, the current weighted average interest rate on these CDOs was 0.57% and 0.65%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $218.6 million and $229.3 million at June 30, 2011 and December 31, 2010, respectively.  The Company retained the owner trust certificates, or residual interest, for three securitizations and, as of June 30, 2011 and December 31, 2010, had a net investment in the securitization trusts, after loan loss reserves and including real estate owned, of $8.1 million and $8.9 million, respectively.

8.  Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as the subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.  Assets and liabilities related to the discontinued operation are $4.0 million and $0.6 million, respectively, at June 30, 2011 and December 31, 2010, and are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the three and six months ended June 30, 2011 and 2010, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$57	$388	$101	$747
Expenses	48	120	97	168
Income from discontinued operation-net of tax	$9	$268	$4	$579

9.  Commitments and Contingencies

Loans Sold to Third Parties - The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the six months ended June 30, 2011.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of June 30, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit and against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2011, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

        10.  Concentrations of Credit Risk

At June 30, 2011 and December 31, 2010, respectively, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within the mortgage loans held in the securitization trusts and the real estate owned as follows:

	June 30, 2011	December 31, 2010
New York	37.8%	37.9%
Massachusetts	25.5%	25.0%
New Jersey	8.9%	8.7%
Florida	5.7%	5.6%

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

b.
Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, prior to December 31, 2010, was based on management’s valuation determined using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. At each of June 30, 2011 and December 31, 2010, the fair value of the CLO notes was based on quoted prices provided by dealers who make markets in similar financial instruments. The CLO notes were previously classified as Level 3 fair values and were re-classified as Level 2 fair values in the fourth quarter of 2010.

c.
Investment Securities Available for Sale (Midway) - The fair value of other investment securities available for sale, such as IOs and U.S. Treasury securities, is based on quoted prices provided by dealers who make markets in similar financial instruments. The Company’s IOs and U.S. Treasury securities are classified as Level 2 fair values.

d.	Derivative Instruments - The fair value of interest rate swaps, caps, options, futures and TBAs are based on dealer quotes. The Company’s derivatives are classified as Level 1 and 2 fair values.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$117,736	$—	$117,736
Non-Agency RMBS	—	5,791	—	5,791
CLO	—	26,950	—	26,950
Derivative Asset	—	14,671	—	14,671
Total	$—	$165,148	$—	$165,148

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps and Eurodollar futures)	$1,766	$678	$—	$2,444
Total	$1,766	$678	$—	$2,444

	Measured at Fair Value on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$47,529	$—	$47,529
Non-Agency RMBS	—	8,985	—	8,985
CLO	—	29,526	—	29,526
Total	$—	$86,040	$—	$86,040

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$1,087	$—	$1,087
Total	$—	$1,087	$—	$1,087

The following table details changes in valuation for the Level 3 assets for the six months ended June 30, 2011 and 2010, respectively (amounts in thousands):

Investment securities available for sale:  CLO
	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$—	$17,599
Total gains (realized/unrealized)
Included in earnings (1)	—	954
Included in other comprehensive income/(loss)	—	3,071
Balance at the end of period (2)	$—	$21,624

(1)-	Amounts included in interest income.
(2)-
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

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):
	Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2011
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$5,113	$5,113
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,796	3,796
Mortgage loans held in securitization trusts – impaired loans (net)	—	—	7,083	7,083
Real estate owned held in securitization trusts	—	—	736	736

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$7,460	$7,460
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,808	3,808
Mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,576	6,576
Real estate owned held in securitization trusts	—	—	740	740

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2011 and 2010, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Mortgage loans held in securitization trusts – impaired loans (net)	$393	$491	$798	$493

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,885	$6,885	$19,375	$19,375
Investment securities available for sale	150,477	150,477	86,040	86,040
Mortgage loans held in securitization trusts (net)	217,085	195,106	228,185	206,560
Derivative assets	14,671	14,671	—	—
Assets related to discontinued operation-mortgage loans held for sale (net)	3,796	3,796	3,808	3,808
Mortgage loans held for investment	5,113	5,113	7,460	7,460
Reverse repurchase agreements	18,000	18,000	—	—
Receivable for securities sold	—	—	5,653	5,653

Financial liabilities:
Financing arrangements, portfolio investments	$96,370	$96,370	$35,632	$35,632
Collateralized debt obligations	209,674	176,733	219,993	185,609
Derivative liabilities	2,444	2,444	1,087	1,087
Payable for securities purchased	15,674	15,674	—	—
Subordinated debentures (net)	45,000	37,799	45,000	36,399

       12.   Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized, with 9,450,599 and 9,425,442 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2010 and ended June 30, 2011:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2011	May 31, 2011	June 10, 2011	June 27, 2011	$0.22
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	0.18
Fourth Quarter 2010	December 20, 2010	December 30, 2010	January 25, 2011	0.18
Third Quarter 2010	October 4, 2010	October 14, 2010	October 25, 2010	0.18
Second Quarter 2010	June 16, 2010	July 6, 2010	July 26, 2010	0.18
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	0.25

On June 28, 2011, we entered into an underwriting agreement relating to the offer and sale of 1,500,000 shares of our common stock at a public offering price of $7.50 per share, which shares were issued and proceeds received on July 1, 2011. On July 14, 2011, we issued an additional 225,000 shares of common stock to the underwriter pursuant to their exercise of an over-allotment option. These proceeds were received on July 14, 2011. We received total net proceeds of $11.9 million from the issuance of the 1,725,000 shares.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income – Basic	$4,169	$1,542	$6,683	$4,210
Net income from continuing operations	4,160	1,274	6,679	3,631
Net income from discontinued operations (net of tax)	9	268	4	579
Effect of dilutive instruments:
Convertible preferred debentures	—	538	—	1,200
Net income – Dilutive	4,169	2,080	6,683	5,410
Net income from continuing operations	4,160	1,812	6,679	4,831
Net income from discontinued operations (net of tax)	$9	$268	$4	$579
Denominator:
Weighted average basis shares outstanding	9,447	9,419	9,440	9,419
Effect of dilutive instruments:
Convertible preferred debentures	—	2,500	—	2,500
Weighted average dilutive shares outstanding	9,447	11,919	9,440	11,919
EPS:
Basic EPS	$0.44	$0.16	$0.71	$0.45
Basic EPS from continuing operations	0.44	0.14	0.71	0.39
Basic EPS from discontinued operations (net of tax)	—	0.02	—	0.06
Dilutive EPS	$0.44	$0.16	$0.71	$0.45
Dilutive EPS from continuing operations	0.44	0.14	0.71	0.39
Basic EPS from discontinued operations (net of tax)	—	0.02	—	0.06

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

Pursuant to the HCS Advisory Agreement, HCS provides investment advisory services to the Company and manages on the Company’s behalf “new program assets” acquired after the date of the HCS Advisory Agreement.  The terms for new program assets, including the compensation payable thereunder to HCS by the Company, will be negotiated on a transaction-by-transaction basis.  For those new program assets identified as “Managed Assets”, HCS will be (A) entitled to receive a quarterly base advisory fee (payable in arrears) in an amount equal to the product of (i) ¼ of the amortized cost of the Managed Assets as of the end of the quarter, and (ii) 2%, and (B) eligible to earn incentive compensation on the Managed Assets for each fiscal year during the term of the Agreement in an amount (not less than zero) equal to 35% of the GAAP net income attributable to the Managed Assets for the full fiscal year (including paid interest and realized gains), after giving effect to all direct expenses related to the Managed Assets, including but not limited to, the annual consulting fee (described below) and base advisory fees, that exceeds a hurdle rate of 13% based on the average equity of the Company invested in Managed Assets during that particular year. For those new program assets identified as Scheduled Assets, HCS will receive the compensation, which may include base advisory and incentive compensation, agreed upon between the Company and HCS and set forth in a term sheet or other documentation related to the transaction.  HCS will continue to be eligible to earn incentive compensation on those assets held by the Company as of the effective date of the HCS Advisory Agreement that are deemed to be managed assets under the Prior Advisory Agreement. Incentive compensation for these “legacy assets” will be calculated in the manner prescribed in the Prior Advisory Agreement. Lastly, during the term of the HCS Advisory Agreement, the Company will pay HCS an annual consulting fee equal to $1 million, subject to reduction under certain circumstances, payable on a quarterly basis in arrears, for consulting and support services.

For the three and six months ended June 30, 2011, HCS earned aggregate base advisory and consulting fees of approximately $0.3 million and $0.5 million, respectively, and an incentive fee of approximately $0.7 million and $1.5 million, respectively. For the three and six months ended June 30, 2010, HCS earned aggregate base advisory and consulting fees of approximately $0.2 million and $0.4 million, respectively, and an incentive fee of approximately $0.6 million and $0.8 million, respectively. As of June 30, 2011, HCS was managing approximately $44.5 million of assets on the Company’s behalf. As of June 30, 2011 and December 31, 2010, the Company had a management fee payable totaling $1.0 million and $0.7 million, respectively, included in accrued expenses and other liabilities.

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

On April 5, 2011, RBCM entered into a management agreement with RiverBanc LLC (“RiverBanc”), pursuant to which RiverBanc provides investment management services to RBCM. HCS owns a 28% equity interest in RiverBanc and, accordingly, may receive a portion of the fees paid to RiverBanc by RBCM. For the three months ended June 30, 2011, RBCM paid approximately $11,000 in fees to RiverBanc.

JMP and its affiliates have, at times, co-invested with the Company and/or made debt or equity investments in investees they introduced to the Company. James J. Fowler, the Company’s Chairman and the Chief Investment Officer of HC and NYMF, is a portfolio manager for HCS and a managing director of JMP Group Inc.

         14.  Income Taxes

At December 31, 2010, the Company had approximately $58 million of net operating loss carryforwards which may be available to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company believes that it has undergone an ownership change within the meaning of IRC section 382 that would impose such a limitation. The Company is assessing the amount of such limitation; however, at this time, management believes that the limitation would cause a significant amount of the Company’s net operating loss to expire unused.

During the six months ended June 30, 2011, the Company’s taxable REIT subsidiary recorded approximately $0.4 million of income tax expense for income attributable to the subsidiary. The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

        15.  Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan.  However, any outstanding awards under the 2005 Plan will continue in accordance with the terms of the 2005 Plan and any award agreement executed in connection with such outstanding awards. At June 30, 2011, there are 43,083 shares of restricted stock outstanding under the 2010 and 2005 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000. Since the 2010 Plan’s adoption in May 2010, the Company’s directors have been issued 18,250 shares under the 2010 Plan in lieu of cash compensation as of June 30, 2011.

During the three and six months ended June 30, 2011, the Company recognized non-cash compensation expense of approximately $52,000 and $99,000, respectively.  Dividends are paid on all restricted stock issued, whether those shares have vested or not.  Notwithstanding certain exceptions, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock for the six months ended June 30, 2011 and June 30, 2010, respectively, is presented below:

	2011		2010
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	28,999	$5.43	60,665	$5.28
Granted	14,084	7.10	4,000	7.50
Forfeited	—	—	—	—
Vested	—	—	—	—
Non-vested shares as of June 30	43,083	$5.98	64,665	$5.42
Weighted-average fair value of restricted stock granted during the period	14,084	$7.10	4,000	$7.50

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2011 and 2010, the Company had unrecognized compensation expense of $0.1 million and $0.2 million, respectively, related to the non-vested shares of restricted common stock.  The unrecognized compensation expense at June 30, 2011 is expected to be recognized over a weighted average period of 2.7 years.  The total fair value of restricted shares vested during the six months ended June 30, 2011 and 2010 was $0.

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

•
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and “Risk Factors,” and those described under the caption “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and any other documents we file with the SEC.

We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements, which apply only as of the date on which they are made. Except as obligated by law, we do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise.

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to Hypotheca Capital, LLC, our wholly-owned taxable REIT subsidiary (“TRS”) as “HC,” New York Mortgage Funding, LLC, our wholly-owned qualified REIT subsidiary (“QRS”) as “NYMF,”and RB Commercial Mortgage LLC, our wholly-owned subsidiary as “RBCM.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate mortgage-backed securities and interest only and inverse interest only securities; “Agency RMBS” refers to RMBS that are issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “CMOs” refers to collateralized mortgage obligations, “REMICs” refers to real estate mortgage investment conduits, “IOs” refers to interest only securities, including inverse interest only securities, “POs” refers to principal-only securities, “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; and “CMBS” refers to commercial mortgage-backed securities.

General

We are a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs. Our targeted assets currently include Agency RMBS consisting of pass-through certificates, CMOs, REMICs, IOs and POs, non-Agency RMBS, which may include non-Agency IOs and POs, prime ARM loans held in securitization trusts, CMBS, commercial mortgage loans and other commercial real estate-related debt investments. We also may opportunistically acquire and manage various other types of financial assets that we believe will compensate us appropriately for the risks associated with them.

Since 2009, we have repositioned our investment portfolio away from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts, to a more diversified portfolio that includes elements of credit risk with reduced leverage, as evidenced by our investments in residential mortgage loans in 2010 and our establishment and initial funding of each of our Midway Residential Mortgage Portfolio and commercial mortgage strategy in 2011. We anticipate continuing to contribute capital to both our residential mortgage strategy, particularly the Midway Residential Mortgage Portfolio, and our commercial mortgage strategy, in the future, such that these investments will become significant contributors to our revenues and earnings and will represent a significant portion of our total assets in the future. For more information regarding our Midway Residential Mortgage Portfolio strategy and our commercial mortgage strategy, see “—Recent and Subsequent Events” below.

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

Recent and Subsequent Events

Public Offering of Common Stock

On June 28, 2011, we entered into an underwriting agreement relating to the offer and sale of 1,500,000 shares of our common stock at a public offering price of $7.50 per share, which shares were issued and proceeds received on July 1, 2011. On July 14, 2011, we issued an additional 225,000 shares of common stock to the underwriter pursuant to their exercise of an over-allotment option. These proceeds were received on July 14, 2011. We received total net proceeds of $11.9 million from the issuance of the 1,725,000 shares. We’ve invested $5.0 million of the proceeds in our Midway Residential Mortgage Portfolio and expect to invest the balance in Agency RMBS and our commercial mortgage portfolio.

Initial Funding of our Commercial Mortgage Portfolio

On April 11, 2011, we announced that one of our wholly-owned subsidiaries, RB Commercial Mortgage LLC (“RBCM”), had entered into a multi-year investment management agreement (the “RiverBanc Management Agreement”) with RiverBanc LLC (“RiverBanc”). Under the investment management agreement, RiverBanc will source, structure and manage investments secured by commercial real estate that will be funded by RBCM on a flow basis. Through our funding of RBCM, we expect to invest in both mezzanine loans and preferred equity for all commercial property types on a nationwide basis. RiverBanc will focus on middle market opportunities and pursue on behalf of RBCM transactions in amounts as low as $2 million secured by properties valued at $10 million or greater. RBCM will also participate in structured investments such as the acquisition of seasoned or distressed loan portfolios, net leased properties or subordinate commercial mortgage-backed securities. We sometimes refer to this strategy as our commercial mortgage strategy. During May 2011, we provided an initial $6.9 million of funding to RBCM.

Additional Investments in Midway Residential Mortgage Portfolio

As previously disclosed, on February 11, 2011, we entered into an investment management agreement (the “Midway Management Agreement”) with The Midway Group, L.P. (“Midway”), pursuant to which Midway serves as investment manager of a separate account established and owned by us. We refer to this separate account as the Midway Residential Mortgage Portfolio.

During the quarter ended March 31, 2011, we provided $24.5 million of initial funding to the Midway Residential Mortgage Portfolio. As of the date of this report, we have provided an additional $15.0 million of funding to the Midway Residential Mortgage Portfolio, bringing our total investment in this portfolio to $39.5 million. We expect to contribute additional capital to the Midway Residential Mortgage Portfolio in the future, subject to various conditions. For more information regarding our Midway Residential Mortgage Portfolio strategy, including our investment, financing and hedging strategies for this portfolio, see “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2010. For additional information regarding the performance and balance sheet characteristics of the Midway Residential Mortgage Portfolio, see “ – Midway Residential Mortgage Portfolio” below.

Current Market Conditions and Commentary

            General. Despite some positive momentum and optimism in early 2011 with respect to an acceleration of the U.S. economic recovery, many economists and financial analysts are now expecting continued lackluster economic growth in the U.S due to (i) state and municipal governments’ continued trimming of payrolls and the potential of the federal government implementing deficit reduction measures and (ii) the lack of job growth as marked by recent labor reports from the U.S. Department of Labor. Additionally, inflation and wage pressure expectations remain low. Based on the current economic environment, we believe that the Federal Reserve will continue to hold rates at or near current levels into 2012. This environment has fostered continued strong demand for Agency RMBS while also helping to keep the costs of financing and hedging at or near historical lows.

Meanwhile, the current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating below its long sustained AAA rating. Because the guarantees provided by Fannie Mae and Freddie Mac are perceived by investors to be guaranteed by the U.S. government, if the U.S.’s credit rating was downgraded it would likely impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in our portfolio. Moreover, any downgrade of the U.S.’s credit rating would create broader financial turmoil and uncertainty, which could have significant consequences for the global banking system and credit markets generally.

Recent Government Actions. Since 2008, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have taken numerous actions to stabilize or improve market and economic conditions in the U.S. and may in the future take additional significant actions that may impact our portfolio and our business. A description of recent government actions that we believe are most relevant to our operations and business is included below:

•
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for RMBS and other targeted assets, interest rate swaps and other derivatives as much of the legislation’s implementation remains to be defined by regulators.

•
In November 2010, the U.S. Federal Reserve announced a program to purchase an additional $600 billion of longer-term U.S. Treasury securities, which concluded at the end of the second quarter of 2011. We believe this program created continued strong demand for Agency RMBS and likely helped to keep Agency RMBS at premium prices. We expect the program’s termination will cause a decrease in demand for these securities, which likely would reduce their market price, although we have yet to observe any significant decline in demand for these securities.

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

Mortgage and Other Asset Values. During the second quarter of 2011, we continued to observe strong demand and high prices for Agency RMBS with market prices on a 15-year Fannie Mae 4.5% Agency RMBS pass-through certificate increasing to $106.047 at June 30, 2011. Recent sales by the Federal Reserve of a significant portion of the non-Agency RMBS portfolio it acquired from American International Group, together with the possibility that several European banks may resort to liquidating their non-Agency RMBS portfolios, has had a significant negative impact on the non-Agency RMBS market and values generally for non-Agency RMBS. As of June 30, 2011, our non-Agency RMBS position represented a small portion of our total assets. We expect market values for certain of our other target assets, such as CMBS, CLOs, and residential and commercial whole loans to continue to improve as the economic outlook in the U.S. and abroad improves.

Credit Quality.   U.S. residential mortgage delinquency rates have continued to remain at high levels for various types of mortgage loans during 2011. While RMBS backed by subprime mortgages and option ARMs are experiencing the highest delinquency and loss rates, our portfolio of prime ARM loans held in securitization trusts continue to experience high delinquency rates, with approximately 10.2% of the loans in the portfolio in a delinquent position (based on aggregate principal amount outstanding). More recently, it appears that the increasing supply of unsold homes as a result of foreclosure delays has put renewed downward pressure on home pricing. This may lead to further delinquency and loss rates on various RMBS.

Financing markets and liquidity. The availability of repurchase agreement financing is stable with interest rates between 0.27% and 0.30% for 30-90 day repurchase agreements. The 30-day London Interbank Offered Rate (“LIBOR”), which was 0.19% at June 30, 2011, has remained relatively unchanged since December 31, 2010. While we expect interest rates to rise over the longer term, we believe that interest rates, and thus our financing costs, are likely to remain at these historically low levels until such time as the economic data begin to confirm an acceleration of overall economic recovery.

As of June 30, 2011, the weighted average “haircut” related to our repurchase agreement financing for our Agency IOs, CLOs and other Agency RMBS was approximately 25%, 35% and 6%, respectively, for a total weighted average “haircut” of 17%. As of June 30, 2011, the Company had available cash of $6.9 million to meet short term liquidity requirements.

Prepayment rates.  As a result of various government initiatives and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages continue to be historically low. While these trends have historically resulted in higher rates of refinancing and thus higher prepayment speeds, we have observed little impact from refinancing on the CPR for our portfolio. We continued to operate in a favorable prepayment rate environment during the second quarter of 2011, with the CPR on our overall portfolio falling to 8.8%, as compared to 20.5% for the second quarter of 2010. Notwithstanding an acceleration of the economic recovery or government intervention due to high levels of unemployment, tighter lending standards and currently depressed housing prices, we believe overall prepayment rates will remain at low levels for the near future. See “– Summary of Operations – Prepayment Experience” below.

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

Summary of Operations

Net Interest Spread. For the three and six months ended June 30, 2011, our net income was dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS (including IOs), CLO, mortgage loans held in securitization trusts, mortgage loans held for investment and mortgage loans held for sale. The net interest spread on our investment portfolio was 644 basis points for the quarter ended June 30, 2011, as compared to 368 basis points for the quarter ended March 31, 2011, and 353 basis points for the quarter ended December 31, 2010. The increase in our net interest spread is due primarily to earnings derived from our Midway Residential Mortgage Portfolio. Our Midway Residential Mortgage Portfolio outperformed our expectations during the second quarter of 2011 due to a low prepayment environment.

Other Income (Expense). Other income (expense) increased by $2.0 million for the three months ended June 30, 2011 to $2.7 million from $0.7 million for the three months ended June 30, 2010 and increased by $3.5 million for the six months ended June 30, 2011 to $5.0 million from $1.5 million for the six months ended June 30, 2010. The increases were primarily due to the Company realizing approximately $2.5 million and $4.7 million of net profit before incentive fee from the sale of certain CLO investments during the three and six months ended June 30, 2011, respectively. In addition, for the three and six months ended June 30, 2011, the Company recognized income from the investment in limited partnership and limited liability company of $0.5 million and $1.3 million, respectively. There was no income from investment in limited partnership and limited liability company for the same periods in 2010. The Company also had provision for loan losses of $0.4 million and $1.0 million for the three and six months ended June 30, 2011, respectively, compared to $0.6 million for both the three and six months ended June 30, 2010. For the three and six months ended June 30, 2011, the unrealized losses recognized through earnings from the Company‘s Midway Residential Mortgage Portfolio investments were both $0.7 million. There were no unrealized gains or losses recognized through earnings for the same periods in 2010.

Financing. During the quarter ended June 30, 2011, we continued to employ a balanced and diverse funding mix to finance our assets. At June 30, 2011, our Agency RMBS portfolio was funded with approximately $96.4 million of repurchase agreement borrowing, which represents approximately 25.8% of our total liabilities, at a weighted average interest rate of 0.63%, as compared to 0.48% for the three months ended March 31, 2011. The increase in the borrowing rate was primarily due to higher borrowing rates required for the financing of our Agency IOs, which we began investing in during the end of the quarter ended March 31, 2011. The borrowing rate for the Agency IOs was approximately 79 basis points as compared to 25 basis points for the other Agency RMBS and 175 basis points for the CLOs. The weighted average haircut on our repurchase borrowings was approximately 17% at June 30, 2011. As of June 30, 2011, our wholly owned subsidiary, HC, had trust preferred securities outstanding of $45.0 million, which represents approximately 12.1% of our total liabilities, at a weighted average interest rate of 4.1%. As of June 30, 2011, the loans held in securitization trusts were permanently financed with approximately $209.7 million of CDOs, which represents approximately 56.2% of our total liabilities, at an average interest rate of 0.57%. The Company has a net equity investment of $8.1 million in the securitization trusts as of June 30, 2011.

At June 30, 2011, the leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.2 to 1. We have continued to utilize significantly less leverage than our previously targeted leverage due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio with reduced leverage.

Prepayment Experience. The CPR on our overall mortgage portfolio averaged approximately 8.8% during the three months ended June 30, 2011, as compared to 9.6% for the three months ended March 31, 2011. CPRs on our purchased portfolio of RMBS for the three months ended June 30, 2011 were 9.0%, as compared to 16.9% for the three months ended March 31, 2011. The CPRs on our mortgage loans held in securitization trusts averaged approximately 8.4% during the three months ended June 30, 2011, as compared to 7.0% for the three months ended March 31, 2011. When prepayment expectations over the remaining life of assets increase, we amortize premiums over a shorter time period, which results in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium is amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly. An increase in prepayment speeds would have a significant negative impact on our earnings derived from our Midway Residential Mortgage Portfolio.

  Financial Condition

As of June 30, 2011, we had approximately $455.6 million of total assets, as compared to approximately $374.3 million of total assets as of December 31, 2010.

  Balance Sheet Analysis

Investment Securities Available for Sale - The following tables set forth the balances of our investment securities as of June 30, 2011 (dollar amounts in thousands):

June 30, 2011	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$542,567	$117,736	78.2%
Non-Agency RMBS	8,010	5,791	3.8%
CLO	35,550	26,950	17.9%
Total	$586,127	$150,477	100.0%

Securities included in investment securities available for sale held in our Midway Residential Mortgage Portfolio that are measured at fair value through earnings as of June 30, 2011 are as follows (dollar amounts in thousands):

June 30, 2011	Par Value	Carrying Value	% of Portfolio
Interest only securities included in Agency RMBS:
Fannie Mae	$173,966	$27,187	42.5%
Freddie Mac	133,574	19,118	29.9%
Ginnie Mae	184,148	17,693	27.6%
Total	$491,688	$63,998	100.0%

The following table sets forth the balances of our investment securities as of December 31, 2010 (dollar amounts in thousands):

December 31, 2010	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$45,042	$47,529	55.3%
Non-Agency RMBS	11,104	8,985	10.4%
CLO	45,950	29,526	34.3%
Total	$102,096	$86,040	100.0%

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):
	As of June 30, 2011			As of December 31, 2010
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal
$0 - $500	23	11/2014 – 6/2018	$10,225	11	11/2014 - 11/2017	$5,404
$500 - $2,000	91	12/2013 – 11/2018	124,042	72	5/2013 - 12/2017	95,704
$2,000 - $5,000	89	10/2012 – 9/2019	268,076	88	8/2012 - 11/2017	276,265
$5,000 - $10,000	8	6/2012 – 3/2016	47,065	11	11/2011 - 3/2016	77,366
+$10,000	—	—	—	—	—	—
Total	211		$449,408	182		$454,739

June 30, 2011

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education and Childcare	22	$ 57,675	12.83%
Retail Store	14	33,489	7.45%
Telecommunications	16	29,939	6.66%
Electronics	14	29,809	6.63%
Chemicals, Plastics and Rubber	12	23,719	5.28%
Personal, Food & Misc. Services	13	22,160	4.93%
Leisure, Amusement, Motion Pictures & Entertainment	10	21,386	4.76%
Diversified Conglomerate Service	13	20,969	4.67%
Hotels, Motels, Inns and Gaming	5	17,190	3.83%
Aerospace & Defense	9	16,987	3.78%
Utilities	5	16,785	3.73%
Beverage, Food & Tobacco	7	16,731	3.72%
Personal & Non-Durable Consumer Products	6	15,075	3.35%
Diversified/Conglomerate Mfg	6	14,718	3.27%
Printing & Publishing	5	14,572	3.24%
Containers, Packaging and Glass	6	13,228	2.94%
Finance	6	9,091	2.02%
Mining, Steel, Iron and Non-Precious Metals	4	8,790	1.96%
Banking	3	8,423	1.87%
Automobile	6	8,328	1.85%
Machinery (Non-Agriculture, Non-Construction & Non-Electric)	4	7,396	1.65%
Cargo Transport	2	6,116	1.36%
Farming & Agriculture	3	5,364	1.19%
Textiles & Leather	5	5,313	1.18%
Ecological	3	4,814	1.11%
Insurance	2	4,496	1.00%
Grocery	3	4,471	0.99%
Buildings and Real Estate	2	4,216	0.94%
Personal Transportation	1	2,494	0.55%
Broadcasting & Entertainment	2	2,262	0.50%
Diversified Natural Resources, Precious Metals and Minerals	1	2,244	0.50%
Oils & Gas	1	1,158	0.26%
	211	$ 449,408	100.00%

December 31, 2010

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education and Childcare	19	$ 52,537	11.55%
Retail Store	10	29,388	6.46%
Electronics	10	29,148	6.41%
Telecommunications	13	26,410	5.81%
Leisure, Amusement, Motion Pictures & Entertainment	10	22,316	4.91%
Personal, Food & Misc. Services	10	21,179	4.66%
Chemicals, Plastics and Rubber	9	20,962	4.61%
Beverage, Food & Tobacco	9	18,666	4.10%
Utilities	5	17,035	3.75%
Aerospace & Defense	7	16,468	3.62%
Insurance	3	16,245	3.57%
Hotels, Motels, Inns and Gaming	5	15,389	3.38%
Farming & Agriculture	5	14,983	3.29%
Cargo Transport	3	14,372	3.16%
Diversified/Conglomerate Mfg	6	13,914	3.06%
Personal & Non-Durable Consumer Products	5	13,774	3.03%
Printing & Publishing	4	11,944	2.63%
Diversified/Conglomerate Service	5	10,841	2.38%
Broadcasting & Entertainment	4	10,037	2.21%
Ecological	4	8,763	1.93%
Finance	3	7,803	1.72%
Containers, Packaging and Glass	4	7,635	1.68%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	7,482	1.65%
Personal Transportation	3	7,306	1.61%
Buildings and Real Estate	3	6,970	1.53%
Banking	2	6,750	1.48%
Automobile	5	6,544	1.44%
Mining, Steel, Iron and Non-Precious Metals	3	5,466	1.20%
Textiles & Leather	3	4,359	0.96%
Grocery	2	3,994	0.88%
Oil & Gas	3	3,808	0.84%
Diversified Natural Resources, Precious Metals and Minerals	1	2,251	0.49%
	182	$ 454,739	100.00%

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

The following table details mortgage loans held in securitization trusts at June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
June 30, 2011	535	$218,605	2.93%	$217,085
December 31, 2010	559	$229,323	3.16%	$228,185

At June 30, 2011, mortgage loans held in securitization trusts totaled approximately $217.1 million, or 47.7% of our total assets. Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 81.4% of which are ARM loans that are interest only for a period of typically 10 years. None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following tables set forth the characteristics of our portfolio of mortgage loans held in securitization trusts as of June 30, 2011 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$443	$2,950	$48
Current Coupon Rate	2.93%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.28%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	286	294	253
Average Months to Reset	3	12	1
Original Average FICO Score	729	818	593
Original Average LTV	70.46%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	3%	1.69%
Six Month LIBOR	73%	2.40%
One Year LIBOR	16%	2.26%
One Year Constant Maturity Treasury	8%	2.65%
Total	100%

The following table details loan summary information for loans held in securitization trusts at June 30, 2011 (dollar amounts in thousands):

Description			Interest Rate %			Final Maturity
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Periodic Payment Terms (months)	Prior Liens	Original Amount of Principal	Current Amount of Principal	Principal Amount of Loans Subject to Delinquent Principal or Interest
Single	<= $100	14	3.88	2.50	3.04	12/01/34	11/01/35	360	N/A	$1,770	$1,029	$-
Family	<=$250	69	4.63	2.50	3.17	09/01/32	12/01/35	360	N/A	14,955	12,721	713
	<=$500	94	4.13	2.50	3.00	07/01/33	01/01/36	360	N/A	36,018	32,660	6,429
	<=$1,000	36	3.63	1.50	2.83	08/01/33	12/01/35	360	N/A	28,997	26,861	2,655
	>$1,000	21	3.25	2.75	2.88	01/01/35	11/01/35	360	N/A	37,357	36,829	10,162
	Summary	234	4.63	1.50	3.02	09/01/32	01/01/36	360	N/A	119,097	110,100	19,959
2-4	<= $100	1	3.75	3.75	3.75	02/01/35	02/01/35	360	N/A	80	72	75
FAMILY	<=$250	7	3.75	2.75	3.16	12/01/34	07/01/35	360	N/A	1,415	1,206	-
	<=$500	15	7.25	2.13	3.18	09/01/34	01/01/36	360	N/A	5,554	5,195	254
	<=$1,000	-	-	-	-	01/00/00	01/00/00	360	N/A	-	-	-
	>$1,000	-	-	-	-	01/00/00	01/00/00	360	N/A	-	-	-
	Summary	23	7.25	2.13	3.20	09/01/34	01/01/36	360	N/A	7,049	6,473	329
Condo	<= $100	13	3.38	2.75	2.91	01/01/35	12/01/35	360	N/A	1,640	855	-
	<=$250	72	3.88	2.50	3.10	02/01/34	01/01/36	360	N/A	14,094	12,392	266
	<=$500	64	3.88	1.50	2.99	09/01/32	12/01/35	360	N/A	22,861	20,757	272
	<=$1,000	18	3.88	1.63	2.88	08/01/33	10/01/35	360	N/A	12,698	12,324	-
	>$1,000	10	3.00	2.75	2.83	01/01/35	09/01/35	360	N/A	14,914	14,605	-
CO-OP	Summary	177	3.88	1.50	3.01	09/01/32	01/01/36	360	N/A	66,207	60,933	538
	<= $100	4	3.00	2.50	2.75	10/01/34	08/01/35	360	N/A	443	319	-
	<=$250	18	3.38	2.25	2.88	10/01/34	12/01/35	360	N/A	4,011	3,166	212
	<=$500	26	4.00	1.38	2.88	08/01/34	12/01/35	360	N/A	10,724	9,466	-
	<=$1,000	12	3.00	2.75	2.77	12/01/34	10/01/35	360	N/A	9,089	8,867	-
	>$1,000	4	2.75	2.25	2.63	11/01/34	12/01/35	360	N/A	5,659	5,290	-
	Summary	64	4.00	1.38	2.82	08/01/34	12/01/35	360	N/A	29,926	27,108	212
PUD	<= $100	1	2.75	2.75	2.75	07/01/35	07/01/35	360	N/A	100	90	-
	<=$250	18	3.50	2.50	2.94	01/01/35	12/01/35	360	N/A	3,797	3,558	273
	<=$500	11	3.50	2.75	3.08	08/01/32	12/01/35	360	N/A	3,949	3,702	770
	<=$1,000	4	3.50	2.75	3.13	05/01/37	10/01/35	360	N/A	2,832	2,611	-
	>$1,000	3	3.04	2.75	2.93	04/01/34	12/01/35	360	N/A	4,148	4,030	-
	Summary	37	3.50	2.50	2.99	08/01/32	12/01/35	360	N/A	14,826	13,991	1,043
Summary	<= $100	33	3.88	2.50	2.97	10/01/34	12/01/35	360	N/A	4,033	2,365	75
	<=$250	184	4.63	2.25	3.09	09/01/32	01/01/36	360	N/A	38,272	33,043	1,464
	<=$500	210	7.25	1.38	3.00	08/01/32	01/01/36	360	N/A	79,106	71,780	7,725
	<=$1,000	70	3.88	1.50	2.85	08/01/33	12/01/35	360	N/A	53,616	50,663	2,655
	>$1,000	38	3.25	2.25	2.84	04/01/34	12/01/35	360	N/A	62,078	60,754	10,162
	Grand Total	535	7.25	1.38	2.93	08/01/32	01/01/36	360	N/A	$237,105	$218,605	$22,081

The following table details activity for loans held in securitization trusts for the six months ended June 30, 2011 (dollar amounts in thousands):

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2011	$229,323	$1,451	$(2,589)	$228,185
Principal repayments	(10,659)	—	—	(10,659)
Provision for loan losses	—	—	(769)	(769)
Transfer to real estate owned	(234)	—	16	(218)
Charge-offs	175	—	445	620
Amortization for premium	—	(74)	—	(74)
Balance, June 30, 2011	$218,605	$1,377	$(2,897)	$217,085

Investment in Limited Partnership - The following table details loan summary information for the mortgage loans held in the limited partnership in which our interest in the limited partnership is accounted for under the equity method as of June 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Loan Summary	June 30, 2011
Number of Loans	112
Aggregate Current Loan Balance	$18,614
Average Current Loan Balance	$166
Weighted Average Original Term (Months)	374
Weighted Average Remaining Term (Months)	318
Weighted Average Gross Coupon (%)	6.76%
Weighted Average Original Loan-to-Value of Loan (%)	86.17%
Average Cost-to-Principal of Asset at Funding (%)	70.44%
Fixed Rate Mortgages (%)	66.20%
Adjustable Rate Mortgages (%)	33.80%
First Lien Mortgages (%)	100.00%

Loan Summary	December 31, 2010
Number of Loans	159
Aggregate Current Loan Balance	$26,953
Average Current Loan Balance	$170
Weighted Average Original Term (Months)	377
Weighted Average Remaining Term (Months)	326
Weighted Average Gross Coupon (%)	6.80%
Weighted Average Original Loan-to-Value of Loan (%)	86.60%
Average Cost-to-Principal of Asset at Funding (%)	66.99%
Fixed Rate Mortgages (%)	69.63%
Adjustable Rate Mortgages (%)	30.37%
First Lien Mortgages (%)	100.00%

Cash and cash equivalents – We had unrestricted cash and cash equivalents of $6.9 million at June 30, 2011.

Receivables and other assets – Receivables and other assets totaled $12.4 million as of June 30, 2011, and consist primarily of $4.3 million of restricted cash held by third parties, $4.0 million of assets related to discontinued operations, $1.3 million of accrued interest receivable, $0.8 million related to escrow advances, $0.7 million of real estate owned (“REO”) in securitization trusts, $0.6 million of prepaid expenses, $0.5 million of capitalized expenses related to equity and bond issuance cost, $0.1 million of deferred tax asset and $0.1 million of other assets.  The restricted cash held by third parties of $4.3 million includes $4.1 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

Financing Arrangements, Portfolio Investments – As of June 30, 2011, there were approximately $96.4 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less.  As of June 30, 2011, the current weighted average borrowing rate on these financing facilities was 0.63%. For the three months ended June 30, 2011, the ending balance, quarterly average and maximum balance at any month-end of the repurchase agreements, which are included in financing arrangements, portfolio investments on the condensed consolidated balance sheet, were $96.4 million, $82.5 million and $96.4 million, respectively.

Collateralized Debt Obligations – As of June 30, 2011, we had $209.7 million of collateralized debt obligations, or CDOs, outstanding with a weighted average interest rate of 0.57%. The CDOs permanently finance our loans held in securitization trusts.

Subordinated Debentures – As of June 30, 2011, we have trust preferred securities outstanding of $45.0 million that bear an average interest rate of 4.10%. These securities have a weighted average interest rate equal to three month LIBOR plus 3.84%.  The Company had previously paid interest at a fixed rate of 8.35% on $20 million of these securities through July 30, 2010. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment, and mature in 2035. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities - We generally hedge the risk related to changes in the benchmark interest rates used in the variable rate index, usually LIBOR, as well as prepayment risk associated with our Midway Residential Mortgage Portfolio.

In order to reduce our interest rate risk, we may utilize various hedging instruments, such as interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowing or CDOs to a fixed rate. At June 30, 2011, the Company had $30.4 million of notional amount of interest rate swaps outstanding with a fair market liability value of $0.7 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

In addition to utilizing interest rate swaps, we may purchase or sell short U.S. Treasury securities or enter into Eurodollar or other futures contracts or options to help mitigate the potential impact of changes in interest rates on the performance of our Midway Residential Mortgage Portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for the securities borrowing transactions as reverse repurchase agreements on our condensed consolidated balance sheet. Short sales of U.S. Treasury securities are accounted for as securities sold short, at fair value. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities and Eurodollar or other futures are recognized through earnings in the condensed consolidated statements of operations.

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

Derivative financial instruments may contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We minimize this risk by limiting our counterparties to major financial institutions with good credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties, but cannot guarantee we do not have counterparty failures.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price.

We enter into derivative transactions for risk management purposes. The decision of whether or not a given transaction, or a portion thereof, is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management and our third party advisors, including the financial impact on income and asset valuation and the restrictions imposed on REIT hedging activities by the Internal Revenue Code, among others. In determining whether to hedge a risk, we may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as a hedge are entered into with a view towards minimizing the potential for economic losses that could be incurred by us.

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at June 30, 2011 was $81.5 million and included $10.6 million of common stock subscribed related to our public offering that closed on July 1, 2011 and $17.3 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $0.7 million in unrealized derivative losses related to cash flow hedges and $18.0 million in unrealized gains primarily related to our CLOs.

Midway Residential Mortgage Portfolio

The Company has investments managed by Midway referred to as the Midway Residential Mortgage Portfolio. The Midway Residential Mortgage Portfolio investments include Agency IOs, TBA securities, call options and futures which are included in the Company’s condensed consolidated balance sheet. The Company has elected the fair value option for these investment securities which measures unrealized gains and losses through earnings in the condensed consolidated statements of operations.

The condensed balance sheet of the Midway Residential Mortgage Portfolio included in the Company’s condensed consolidated balance sheet at June 30, 2011 is as follows (dollar amounts in thousands):

Assets
Investment securities available for sale, at fair value (including pledged securities of $57,644)	$63,998
Reverse repurchase agreements	18,000
Derivative asset	14,671
Receivables and other assets	4,110
Total Assets	$100,779

Liabilities & Equity
Liabilities:
Financing arrangements, portfolio investments	$44,995
Derivative liabilities	1,766
Payable for securities purchased	15,674
Accrued expenses and other liabilities	1,057
Total Liabilities	63,492

Equity	37,287
Total Equity	37,287
Total Liabilities and Equity	$100,779

The condensed statement of operations of the Midway Residential Mortgage Portfolio included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2011, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended	Six Months Ended
Statement of Operations	June 30, 2011	June 30, 2011
Interest income	$3,657	$3,938
Interest expense	93	122
Net Interest Income	3,564	3,816
Other income (expense)
Realized gain on investment securities and related hedges	725	765
Unrealized loss on investment securities and related hedges	(695)	(735)
General, administrative and other expenses	(1,102)	(1,152)
Net Income	$2,492	$2,694

Results of Operations

Overview of Performance

For the three and six months ended June 30, 2011, we reported net income of $4.2 million and $6.7 million, respectively, as compared to net income of $1.5 million and $4.2 million, respectively, for the same periods in 2010. The main components of the change in net income for the three and six months ended June 30, 2011 as compared to the same periods for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Difference	2011	2010	Difference
Net interest income	$5,301	$2,690	$2,611	$7,811	$6,098	$1,713
Total other income	2,696	691	2,005	4,998	1,496	3,502
General, administrative and other expenses	3,454	2,107	1,347	5,747	3,963	1,784
Income from continuing operations before income taxes	4,543	1,274	3,269	7,062	3,631	3,431
Income tax expense	363	—	363	363	—	363
Income from continuing operations	4,180	1,274	2,906	6,699	3,631	3,068
Income from discontinued operation - net of tax	9	268	(259)	4	579	(575)
Net income	$4,189	$1,542	$2,647	$6,703	$4,210	$2,493
Net income attributable to noncontrolling interest	20	—	20	20	—	20
Net income attributable to common stockholders	$4,169	$1,542	$2,627	$6,683	$4,210	$2,473
Basic income per common share	$0.44	$0.16	$0.28	$0.71	$0.45	$0.26
Diluted income per common share	$0.44	$0.16	$0.28	$0.71	$0.45	$0.26

The increase in net income of $2.6 million for the quarter ended June 30, 2011, as compared to the same period in the previous year, was due primarily to a $2.6 million increase in net interest income on the investment portfolio and loans held in securitization trusts, an increase of $2.0 million in net realized gain on securities, an increase of $0.5 million in income from investment in limited partnership and limited liability company and a $0.2 million decrease in provision for loan loss for the loans held in securitization trusts, partially offset by an increase of $0.7 million in unrealized loss on investment securities, a $1.3 million increase in general, administrative and other expenses, a $0.4 million increase in income tax expense and a $0.3 million decrease in income from discontinued operations – net of tax. The increase in income tax expense resulted primarily from the previously noted sale of certain CLO notes. The Company expects that it may incur income tax expense to the extent it opportunistically sells the CLO notes in the future. The increase in net interest income during the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010, was primarily driven by a 274 basis point increase in net interest income spread, which was mainly due to the performance of our Midway Residential Mortgage Portfolio. The Midway Residential Mortgage Portfolio targets Agency securities with interest only type characteristics that typically outperform in low prepayment environments which the company experienced during the second quarter of 2011.  In addition, a realized gain of $2.5 million from the sale of CLO investments was a significant contributor to the increase in net income during the second quarter of 2011.

 Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
General, Administrative and Other Expenses:	2011	2010	% Change		2011	2010	% Change
Salaries and benefits	$454	$284	59.9%		$912	$817	11.6%

Professional fees	429	303	41.6%		765	585	30.8%

Management fees	2,095	740	183.1%		3,135	1,204	160.4%

Other	476	780	(39.0	) %	935	1,357	(31.1	) %

Total	$3,454	$2,107	63.9%		$5,747	$3,963	45.0%

The general, administrative and other expenses increase of $1.3 million for the quarter ended June 30, 2011 as compared to the same period in 2010 was due primarily to a $1.4 million increase in management fees to HCS, Midway and RBCM, $1.1 million of which represented management fees payable under the Midway Management Agreement, which is directly related to the performance of assets managed by Midway, and partially offset by a $0.1 million decrease in salaries and benefits, professional fees and other expenses.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency RMBS and non-Agency RBMS, prime ARM loans held in securitization trusts, loans held for investment, loans held for sale, CLOs, and U.S. Treasury securities (our “Interest Earning Assets”).  The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on Eurodollar and other derivative futures in our Midway Residential Mortgage Portfolio, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations.  The following tables set forth the changes in net interest income, yields earned on our Interest Earning Assets and rates on financing arrangements for each of the three and six months ended June 30, 2011 and 2010, respectively (dollar amounts in thousands, except as noted):

	For the Three Months Ended June 30,
	2011			2010
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($ Millions)			($ Millions)
Interest income:
Interest income	$341.7	$6,482	7.59%	$393.8	$5,185	5.28%

Interest expense:
Investment securities and loans	$248.0	$711	1.15%	$317.4	$1,284	1.58%
Subordinated debentures	45.0	470	4.18%	45.0	673	5.85%
Convertible preferred debentures	—	—	—%	20.0	538	10.53%
Interest expense	$293.0	1,181	1.61%	$382.4	2,495	2.55%
Net interest income		$5,301	5.98%		$2,690	2.73%

	For the Six Months Ended June 30,
	2011			2010
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($ Millions)			($ Millions)
Interest income:
Interest income	$325.9	$10,176	6.24%	$409.5	$11,406	5.57%

Interest expense:
Investment securities and loans	$257.1	$1,429	1.11%	$330.8	$2,676	1.60%
Subordinated debentures	45.0	936	4.16%	45.0	1,432	6.29%
Convertible preferred debentures	—	—	—%	20.0	1,200	11.87%
Interest expense	$302.1	2,365	1.57%	$395.8	5,308	2.65%
Net interest income		$7,811	4.67%		$6,098	2.92%

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

 Comparative Net Interest Income―Interest Earning Assets

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures and convertible preferred debentures:

Quarter Ended	Average Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)	Constant Prepayment Rate (CPR) (6)
June 30, 2011	$341.7	4.28%	7.59%	1.15%	6.44%	8.8%
March 31, 2011	$310.2	3.19%	4.76%	1.08%	3.68%	9.6%
December 31, 2010	$318.0	3.24%	4.98%	1.45%	3.53%	13.8%
September 30, 2010	$343.5	3.76%	5.29%	1.66%	3.63%	21.1%
June 30, 2010	$393.8	4.22%	5.28%	1.58%	3.70%	20.5%
March 31, 2010	$425.1	4.50%	5.85%	1.60%	4.25%	18.6%
December 31, 2009	$476.8	4.75%	5.78%	1.45%	4.33%	18.1%
September 30, 2009	$571.0	4.98%	5.60%	1.47%	4.13%	22.5%

(1)	Our average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

Comparative Net Interest Spread―Core Interest Earning Assets, a Non-GAAP Financial Measure

Net Interest Spread―Core Interest Earning Assets is a non-GAAP financial measure and is defined as GAAP Net Interest Spread plus unconsolidated investments in interest earning assets, such as our investments in a limited partnership and limited liability company. Our investment in limited partnership represents our equity investment in a limited partnership that owns a pool of residential whole mortgage loans and from which we receive distributions equal to principal and interest payments and sales net of certain administrative expenses. Our investment in a limited liability company includes interest income from our share of two tranches of securitized debt net of certain administrative costs. Because the income we receive from our investments in a limited partnership and limited liability company include interest from pools of mortgage loans, management considers the investment to be a functional equivalent to its Interest Earning Assets under GAAP. In order to evaluate the effective Net Interest Income of our investments, management uses Net Interest Spread―Core Interest Earning Assets to reflect the net interest spread of our investments as adjusted to reflect the addition of unconsolidated investments in interest earning assets. Management believes that Net Interest Spread―Core Interest Earning Assets provides useful information to investors as the income stream from this unconsolidated investment is similar to the net interest spread for the majority of our assets. Net Interest Spread–Core Interest Earning Assets should not be considered a substitute for our GAAP-based calculation of Net Interest Spread.

The following tables reconcile our GAAP Net Interest Spread for our portfolio of Interest Earning Assets for the three months ended June 30, 2011 and December 31, 2010, respectively, to our non-GAAP measure of Net Interest Spread―Core Interest Earning Assets. We acquired our unconsolidated investment in a limited partnership during the third and fourth quarters of 2010 and our investment in a limited liability company during the second quarter of 2011:

Quarter Ended June 30, 2011	Average Core Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Core Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread – Interest Earning Assets	$341.7	4.28%	7.59%	1.15%	6.44%
Investment in Limited Partnership	$13.8	5.94%	9.03%	—%	9.03%
Investment in Limited Liability Company	$3.1	4.14%	8.90%	—%	8.90%
Net Interest Spread – Core Interest Earning Assets	$358.6	4.32%	7.65%	1.15%	6.50%

Quarter Ended December 31, 2010	Average Core Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Core Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread – Interest Earning Assets	$318.0	3.24%	4.98%	1.45%	3.53%
Investment in Limited Partnership	$11.1	7.06%	12.19%	—%	12.19%
Net Interest Spread – Core Interest Earning Assets	$329.1	3.41%	5.22%	1.45%	3.77%

(1)	Our average Core Interest Earning Assets is calculated each quarter as the daily average balance of our Core Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and to meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.  At June 30, 2011, we had cash balances of $6.9 million. The reduction in cash and cash equivalents from $19.4 million at December 31, 2010 reflects the deployment of capital to our Midway Residential Mortgage Portfolio and commercial mortgage strategies. In addition, the Company has $33.6 million in unencumbered securities, including $18.8 million of RMBS, of which $13.0 million are Agency RMBS, borrowings of $96.4 million under outstanding repurchase agreements, and had entered into an overnight RMBS reverse repurchase agreement in the amount of $18.0 million. The increase in repurchase agreement borrowing is primarily due to our increased funding of the Midway Residential Mortgage Portfolio and our use of leverage to enhance return from that portfolio. At June 30, 2011, we also had longer-term debt, including CDOs outstanding of $209.7 million and subordinated debt of $45.0 million. The CDOs are collateralized by the mortgage loans held in securitization trusts. Based on our current investment portfolio, new investment initiatives, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

On June 28, 2011, we entered into an underwriting agreement relating to the offer and sale of 1,500,000 shares of our common stock at a public offering price of $7.50 per share, which shares were issued and proceeds received on July 1, 2011. On July 14, 2011, we issued an additional 225,000 shares of common stock to the underwriter pursuant to their exercise of an over-allotment option. These proceeds were received on July 14, 2011. We received total net proceeds of $11.9 million from the issuance of the 1,725,000 shares. We’ve invested $5.0 million of the proceeds in our Midway Residential Mortgage Portfolio and expect to invest the balance in Agency RMBS and our commercial mortgage portfolio.

During the quarter ended June 30, 2011, we invested an additional $10.0 million in our Midway Residential Mortgage Portfolio. As of the date of this report, we have provided $39.5 million to the Midway Residential Mortgage Portfolio including $5.0 million of proceeds from our recent public offering. We also provided an initial $6.9 million to RBCM during the quarter ended June 30, 2011 marking the commencement of investments under our commercial mortgage strategy. We anticipate contributing additional capital to these strategies in the future, particularly the Midway Residential Mortgage Portfolio strategy, such that the investment in these strategies will become significant contributors to our revenues and earnings and will represent a significant portion of our total assets in the future. The Company intends to fund their investments in the Midway Residential Mortgage Portfolio and RBCM through either working capital liquidity or proceeds from capital market transactions or a combination thereof.

We had outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At June 30, 2011, we had $30.4 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.   At June 30, 2011, the Company pledged $1.0 million in cash margin to cover decreased valuations for our interest rate swaps.  The weighted average maturity of the swaps was 1.1 years at June 30, 2011.

Similarly, we use Eurodollar or other futures contracts to hedge interest rate risk associated with our Midway Residential Mortgage Portfolio. With respect to a Eurodollar futures contract, initial margin deposits will be made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. We may be required to satisfy variation margin payments periodically, depending upon whether unrealized gains or losses are incurred. For the three and six months ended June 30, 2011, respectively, we recorded net realized losses of $0.2 million and net unrealized losses of $1.8 million in our Eurodollar futures contracts. The Eurodollar futures consist of 2,746 contracts with expiration dates ranging between September 2011 and June 2014 and have a fair market value derivative liability of $1.8 million. The Eurodollar futures swap equivalents in our Midway Residential Mortgage Portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations.

We also use TBAs to hedge interest rate risk and the aggregate risk of prepayments associated with our Midway Residential Mortgage Portfolio. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties.

We also own approximately $3.8 million of loans held for sale, which are included in discontinued operations.  Our inability to sell these loans at all or on favorable terms could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. Most recently, we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit. As of June 30, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which we had a reserve of approximately $0.3 million.

On May 31, 2011, we declared a 2011 second quarter cash dividend of $0.22 per common share, a $0.04 per share increase over the dividend we declared and paid for the 2011 first quarter. The dividend was paid on June 27, 2011 to common stockholders of record as of June 10, 2011. These dividends were paid out of the Company’s working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board of Directors declares a dividend.

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

For the three and six months ended June 30, 2011, HCS earned aggregate base advisory and consulting fees of approximately $0.3 million and $0.5 million, respectively, and incentive fees of approximately $0.7 million and $1.5 million, respectively. As of June 30, 2011, HCS was managing approximately $44.5 million of assets on the Company’s behalf. As of June 30, 2011 and December 31, 2010, the Company had a management fee payable to HCS totaling $1.0 million and $0.7 million, respectively, included in accrued expenses and other liabilities.

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

For the three months ended June 30, 2011, Midway earned base management and incentive fees of approximately $117,000 and $966,000, respectively. For the six months ended June 30, 2011, Midway earned base management and incentive fees of approximately $132,000 and $1,001,000, respectively.

RiverBanc Management Agreement

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

As part of this transaction, subject to our funding of RBCM at various thresholds, we are eligible, through our TRS, to receive an ownership interest in RiverBanc of up to 17.5%.

For the three months ended June 30, 2011, Riverbanc earned management fees of approximately $11,000.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the financial assets we manage and hold in our investment portfolio, the variable-rate borrowings we use to finance our portfolio, and the interest rate swaps and caps, Eurodollar futures, TBAs and other securities or instruments we use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

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

We seek to manage interest rate risk in the portfolio by utilizing interest rate swaps, caps, Eurodollar and other futures, options and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, are less than one year. In addition, we utilize TBAs to mitigate the risks associated with changes in prepayment speeds on our long Agency RMBS positions in our Midway Residential Mortgage Portfolio, particularly our IOs.

We utilize a model based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities and instruments, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps, TBAs and Eurodollar futures.

Based on the results of the model, instantaneous changes in interest rates would have the following effect on net interest income for the six months ended June 30, 2011 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(176)
+100	$(807)
-100	$(5,670)

Interest rate changes may also impact our net book value as our mortgage assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets, other than IOs, decreases, and conversely, as interest rates decrease, the value of such investments will increase. The value of an IO will likely be negatively affected in a declining interest rate environment due to the risk of increasing prepayment rates because the IOs value is wholly contingent on the underlying mortgage loans having an outstanding balance. In general, we would expect however that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on securities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

As it relates to our investment portfolio, derivative financial instruments we use to hedge interest rate risk subject us to “margin call” risk. If the value of our pledged assets decreases, due to a change in interest rates, credit characteristics, or other pricing factors, we may be required to post additional cash or asset collateral, or reduce the amount we are able to “borrow” versus the collateral. For example, under our interest rate swaps typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we are paying on an interest rate swap, we may be required to post cash margin.

Prepayment Risk

When borrowers repay the principal on their mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for mortgage assets purchased at a premium to their then current balance, as with the majority of our assets. Conversely, mortgage assets purchased for less than their then current balance exhibit higher yields due to faster prepayments. Furthermore, prepayment speeds exceeding or lower than our modeled prepayment speeds impact the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. The impact of increasing prepayment rates, whether as a result of declining interest rates, government intervention in the mortgage markets or otherwise, is particularly acute with respect to the IOs we hold in our Midway Residential Mortgage Portfolio. Because the value of an IO is wholly contingent on the underlying mortgage loans having an outstanding principal balance, an unexpected increase in prepayment rates could significantly negatively impact the performance of our Midway Residential Mortgage Portfolio.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of June 30, 2011 consisted of approximately $218.6 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an original average loan-to-value (“LTV”) ratio at origination of approximately 70.5%, and an original average borrower FICO score of approximately 729. In addition, approximately 64.9% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of June 30, 2011, we owned approximately $5.8 million on non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 89.9% of current par value as of June 30, 2011.  Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, as of June 30, 2011 we own approximately $27.0 million of notes issued by a CLO at a discounted purchase price equal to 25.5% of par.  The securities are backed by a portfolio of middle market corporate loans.

Fair Value Risk

Changes in interest rates also expose us to market risk that the market value (fair value) on our assets may decline. While the fair value of all of our current assets that are measured on a recurring basis are determined using Level 2 fair values, we have owned in the past and may own in the future certain financial instruments for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of June 30, 2011, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past few years, secondary market prices were given minimal weighting in determining the fair value of these loans at June 30, 2011 and December 31, 2010.

The fair value of our CDOs is based on market pricing on comparable CDOs.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of June 30, 2011, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(9,763)	4.25 years
+100	$(4,220)	2.76 years
Base	—	0.89 years
-100	$(1,711)	(1.29) years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our target assets include structured Agency RMBS, including CMOs, IOs (including Inverse IOs) and POs. Although structured Agency RMBS are generally subject to the same risks as the Agency RMBS whole pool pass-through certificates, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.

Our target assets include certain types of structured Agency RMBS, including CMOs, IOs and POs, which are securitizations (i) issued by Fannie Mae, Freddie Mac or Ginnie Mae, (ii) that are collateralized by Agency RMBS and (iii) that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in Agency RMBS whole pool pass-through certificates. For example, certain types of structured Agency RMBS, such as IOs and POs, are more sensitive to prepayment risks than Agency RMBS whole pool pass-through certificates. If we were to invest in structured Agency RMBS that were more sensitive to prepayment risks relative to other types of Agency RMBS, we may increase our portfolio-wide prepayment risk.

Increased levels of prepayments on the mortgages underlying our structured Agency RMBS, particularly IOs, might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

When we acquire structured Agency RMBS, such as IOs, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying our structured Agency RMBS are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of our IOs are extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. Therefore, if the mortgage loans underlying our IOs are prepaid, such securities would cease to have any value, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 4, 2011	By:	/s/ Steven R. Mumma
Steven R. Mumma Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Fredric S. Starker
Fredric S. Starker Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1(a)
Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007).
3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007).
3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008).
3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008).
3.1(f)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed on June 15, 2009).
3.2	Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2011).
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

4.3(b)	Form of Series A Cumulative Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008).
10.1	Management Agreement, by and between RB Commercial Mortgage LLC and RiverBanc LLC dated as of April 5, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).
31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Chief Financial Officer.*
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.**
Exhibit 101.INS XBRL	Instance Document ***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document ***
Exhibit 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document ***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 ( Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010; and (v) Unaudited Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.