Form 10-Q
period 2011-09-30
NEW YORK MORTGAGE TRUST INC
filed 2011-11-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on November 1, 2011 was 11,178,273.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)

Investment securities available for sale, at fair value (including pledged securities of $133,008 and $38,475, respectively)	$170,393	$86,040
Mortgage loans held in securitization trusts (net)	210,423	228,185
Mortgage loans held for investment	5,117	7,460
Investments in limited partnership and limited liability company	16,887	18,665
Cash and cash equivalents	11,679	19,375
Receivable for securities sold	5,400	5,653
Derivative assets	75,053	-
Receivables and other assets	29,587	8,916
Total Assets	$524,539	$374,294

LIABILITIES AND EQUITY
Liabilities:
Financing arrangements, portfolio investments	$111,500	$35,632
Collateralized debt obligations	203,054	219,993
Derivative liabilities	3,619	1,087
Payable for securities purchased	79,585	-
Accrued expenses and other liabilities	5,360	4,095
Subordinated debentures (net)	45,000	45,000
Total liabilities	448,118	305,807
Commitments and Contingencies
Equity:
Stockholders' equity
Common stock, $0.01 par value, 400,000,000 authorized, 11,178,273 and 9,425,442, shares issued and outstanding, respectively	$112	$94
Additional paid-in capital	140,843	135,300
Accumulated other comprehensive income	12,453	17,732
Accumulated deficit	(77,971)	(84,639)
Total stockholders' equity	75,437	68,487
Noncontrolling interest	984	-
Total equity	76,421	68,487
Total Liabilities and Equity	$524,539	$374,294

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

INTEREST INCOME	$7,431	$4,536	$17,607	$15,942

INTEREST EXPENSE:
Investment securities and loans held in securitization trusts	732	1,211	2,161	3,887
Subordinated debentures	471	563	1,407	1,995
Convertible preferred debentures	-	537	-	1,737
Total interest expense	1,203	2,311	3,568	7,619

NET INTEREST INCOME	6,228	2,225	14,039	8,323

OTHER (EXPENSE) INCOME:
Provision for loan losses	(435)	(734)	(1,459)	(1,336)
Income from investment in limited partnership and limited liability company	479	150	1,762	150
Realized gain on investment securities and related hedges	2,526	1,860	8,000	3,958
Unrealized loss on investment securities and related hedges	(8,027)	-	(8,762)	-
Total other (expense) income	(5,457)	1,276	(459)	2,772

General, administrative and other expenses	717	2,222	6,464	6,185

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	54	1,279	7,116	4,910
Income tax expense	56	-	419	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2)	1,279	6,697	4,910
Income from discontinued operation - net of tax	19	298	23	877
NET INCOME	17	1,577	6,720	5,787
Net income attributable to noncontrolling interest	32	-	52	-
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15)	$1,577	$6,668	$5,787

Basic income per common share	$-	$0.17	$0.67	$0.61
Diluted income per common share	$-	$0.17	$0.67	$0.61
Dividends declared per common share	$0.25	$-	$0.65	$0.43
Weighted average shares outstanding-basic	11,146	9,425	10,015	9,421
Weighted average shares outstanding-diluted	11,146	9,425	10,015	9,421

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (dollar amounts in thousands)
(unaudited)

				Accumulated
		Additional		Other	Non-
	Common	Paid-In	Accumulated	Comprehensive	controlling	Comprehensive
	Stock	Capital	Deficit	Income/(Loss)	Interest	Income	Total
Balance, December 31, 2010	$94	$135,300	$(84,639)	$17,732	$-	$-	$68,487
Net income	-	-	6,668	-	52	6,668	6,720
Stock issuance	18	12,475	-	-	-	-	12,493
Costs associated with issuance of common stock	-	(359)	-	-	-	-	(359)
Dividends declared	-	(6,573)	-	-	-	-	(6,573)
Increase in non-controlling interests related to consolidation of interest in a mortgage loan held for investment	-	-	-	-	932	-	932
Reclassification adjustment for net gain included in net income	-	-	-	(3,886)	-	(3,886)	(3,886)
Decrease in net unrealized gain on available for sale securities	-	-	-	(1,996)	-	(1,996)	(1,996)
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	603	-	603	603
Comprehensive income	-	-	-	-	-	$1,389	-
Balance, September 30, 2011	$112	$140,843	$(77,971)	$12,453	$984		$76,421

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$6,720	$5,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	627
Net accretion on investment securities and mortgage loans held in securitization trusts	2,463	(2,223)
Realized gain on securities and related hedges	(8,000)	(3,958)
Unrealized loss on securities and related hedges	8,762	-
Net decrease in loans held for sale	24	24
Provision for loan losses	1,459	1,336
Income from investment in limited partnership and limited liability company	(1,762)	(150)
Interest distributions from investment in limited partnership and limited liability company	910	-
Stock issuance	202	139
Changes in operating assets and liabilities:
Receivables and other assets	(3,574)	76
Accrued expenses and other liabilities	167	(526)
Net cash provided by operating activities	7,473	1,132

Cash Flows from Investing Activities:
Restricted cash	(17,349)	690
Proceeds from sales of investment securities	168,055	33,113
Purchases of investment securities	(267,815)	-
Issuance of mortgage loans held for investment	(2,520)	-
Purchase of investment in limited partnership and limited liability company	(5,322)	(10,000)
Proceeds from investment in limited partnership and limited liability company	7,952	-
Proceeds from mortgage loans held for investment	5,002	-
Principal repayments received on mortgage loans held in securitization trusts	16,438	38,761
Principal paydowns on investment securities - available for sale	14,139	44,588
Net cash (used in) provided by investing activities	(81,420)	107,152

Cash Flows from Financing Activities:
Proceeds from (payments of) financing arrangements	75,868	(46,641)
Stock issuance	12,291	-
Dividends paid	(5,475)	(6,405)
Payments made on collateralized debt obligations	(17,006)	(39,246)
Capital contributed by noncontrolling interest	932	-
Costs associated with common stock subscribed	(359)	-
Net cash provided by (used in) financing activities	66,251	(92,292)
Net (Decrease) Increase in Cash and Cash Equivalents	(7,696)	15,992
Cash and Cash Equivalents - Beginning of Period	19,375	24,522
Cash and Cash Equivalents - End of Period	$11,679	$40,514

Supplemental Disclosure:
Cash paid for interest	$3,466	$7,269

Non-Cash Investment Activities:
Sale of investment securities not yet settled	$5,400	$7,743

Purchase of investment securities not yet settled	$79,585	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$2,795	$-

Grant of restricted stock	$-	$30

See notes to condensed consolidated financial statements.

 NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, a taxable REIT subsidiary ("TRS") and qualified REIT subsidiaries ("QRS").  The Company conducts certain of its portfolio investment operations through its wholly-owned TRS, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, a portion of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business.  Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC.   One of the Company's wholly-owned QRS, New York Mortgage Funding, LLC (“NYMF”), currently holds certain mortgage-related assets for regulatory compliance purposes.  The Company also may conduct certain other portfolio investment operations through NYMF.  The Company utilizes one of its wholly-owned QRS, RB Commercial Mortgage LLC (“RBCM”), for its investments secured by commercial real estate and other structured investments such as seasoned or distressed commercial loan portfolios, net leased properties or subordinate commercial mortgage-backed securities.  The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation - The condensed consolidated balance sheet as of December 31, 2010, has been derived from audited financial statements.  The condensed consolidated balance sheet at September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

Investment Securities Available for Sale - The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”), include residential mortgage-backed securities (“RMBS”) that are issued by government sponsored enterprises (“GSE”), which, together with RMBS issued or guaranteed by other GSEs or government agencies, is referred to as “Agency RMBS,” non-Agency RMBS and collateralized loan obligations (“CLOs”).  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

The Company’s investment securities available for sale also includes its investment in a wholly owned account referred to as the Midway Residential Mortgage Portfolio. The Midway Residential Mortgage Portfolio investments primarily include interest only and inverse interest only securities (collectively referred to as “IOs”). The Midway Residential Mortgage Portfolio investments include derivative investments not designated as hedging instruments, with unrealized gains and losses recognized through earnings in the condensed consolidated statements of operations. The Company has elected the fair value option for these investment securities which also measures unrealized gains and losses through earnings in the condensed consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

 Receivables and Other Assets - Receivables and other assets totaled $29.6 million as of September 30, 2011, and consist primarily of $18.8 million of restricted cash held by third parties, $4.0 million of assets related to discontinued operations, $2.2 million of accrued interest receivable, $1.7 million related to escrow advances, $1.4 million of prepaid expenses, $0.6 million of capitalized expenses related to equity and bond issuance cost, $0.5 million of real estate owned (“REO”) in securitization trusts, $0.3 million of other assets and $0.1 million of deferred tax asset.  The restricted cash held by third parties of $18.8 million includes $11.0 million held in its Midway Residential Mortgage Portfolio to be used for trading purposes, $7.6 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.  Receivables and other assets totaled $8.9 million as of December 31, 2010, and consist of $4.0 million of assets related to discontinued operations, $1.4 million of restricted cash held by third parties, $1.1 million related to escrow advances, $0.7 million of real estate owned (“REO”) in securitization trusts, $0.6 million of capitalized expenses related to equity and bond issuance cost, $0.6 million of accrued interest receivable, $0.4 million of prepaid expenses and $0.1 million of deferred tax asset.  The restricted cash held by third parties of $1.4 million includes $1.2 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

Mortgage Loans Held in Securitization Trusts - Mortgage loans held in securitization trusts are certain adjustable rate mortgage (“ARM”) loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. Mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.

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

The allowance for loan losses will be maintained through ongoing provisions charged to operating income and will be reduced by loans that are charged off. As of September 30, 2011 and December 31, 2010, the allowance for loan losses held in securitization trusts totaled $3.3 million and $2.6 million, respectively.

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

            Collateralized Debt Obligations (“CDOs”) - We use CDOs to permanently finance our loans held in securitization trusts.  For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The Company has completed four securitizations since inception, the first three were accounted for as a permanent financing and the fourth was accounted for as a sale, and accordingly, not included in the Company’s financial statements.

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

The Company invests in To-Be-Announced securities (“TBAs”) through its Midway Residential Mortgage Portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.”  Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date.  For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with these TBAs are recognized through earnings in the condensed consolidated statements of operations.

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

Interest Rate Risk - The Company hedges the aggregate risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. With respect to interest rate risk, the Company generally intends to hedge the risk related to changes in the benchmark London Interbank Offered Rate (“LIBOR”). The Company applies hedge accounting for certain interest rate hedges utilizing the cash flow hedge criteria.

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

With respect to futures contracts, initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. Variation margin payments are made or received periodically, depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company’s basis in the contract.

The Company uses TBAs to hedge interest rate risk associated with its Midway Residential Mortgage Portfolio. For example, we may utilize TBAs to hedge the interest rate or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. In a TBA transaction, we would agree to purchase or sell for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS.

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

Employee Benefits Plans - The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 15% of their pre-tax earnings, subject to the annual Internal Revenue Code contribution limit. The Company may match contributions up to a maximum of 25% of the first 5% of salary. Employees vest immediately in their contribution and vest in the Company’s contribution, if any, at a rate of 25% after two full years and then an incremental 25% per full year of service until fully vested at 100% after five full years of service. The Company made no contributions to the Plan for the nine months ended September 30, 2011 and 2010.

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

HC is a TRS and therefore subject to corporate federal income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the nine months ended September 30, 2011 and 2010.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of September 30, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors; historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

 A Summary of Recent Accounting Pronouncements Follows:

Receivables (ASC 310)

            In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 did not have an effect on our financial condition, results of operations and disclosures.

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

Fair Value Measurements (ASC 820)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of ASU 2011-04 will have a significant impact on our financial condition, results of operations and disclosures.

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

2.  Investment Securities Available for Sale

Investment securities available for sale consist of the following as of September 30, 2011 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$147,584	$3,212	$(7,980)	$142,816
Non-Agency RMBS	6,356	—	(1,494)	4,862
CLOs	9,056	13,659	—	22,715
Total	$162,996	$16,871	$(9,474)	$170,393

Securities included in investment securities available for sale held in our Midway Residential Mortgage Portfolio that are measured at fair value through earnings consist of the following as of September 30, 2011 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Interest only securities included in Agency RMBS:
Federal National Mortgage Association (“Fannie Mae”)	$32,902	$854	$(3,393)	$30,363
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	20,369	472	(1,970)	18,871
Government National Mortgage Association (“Ginnie Mae”)	22,446	308	(2,385)	20,369
Total	$75,717	$1,634	$(7,748)	$69,603

Investment securities available for sale consist of the following as of December 31, 2010 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$45,865	$1,664	$—	$47,529
Non-Agency RMBS	10,071	80	(1,166)	8,985
CLOs	11,286	18,240	—	29,526
Total	$67,222	$19,984	$(1,166)	$86,040

The following table sets forth the stated reset periods of our investment securities available for sale at September 30, 2011 (dollar amounts in thousands):

September 30, 2011	Less than 6 Months	More than 6 Months to 24 Months	More than 24 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$81,043	$30,841	$30,932	$142,816
Non-Agency RMBS	4,862	—	—	4,862
CLO	22,715	—	—	22,715
Total	$108,620	$30,841	$30,932	$170,393

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

The following tables present the Company’s investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

September 30, 2011	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$30,312	$232	$—	$—	$30,312	$232
Non-Agency RMBS	—	—	4,862	1,494	4,862	1,494
Total	$30,312	$232	$4,862	$1,494	$35,174	$1,726

December 31, 2010	Less than 12 Months		Greater than 12 Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$6,436	$1,166	$6,436	$1,166
Total	$—	$—	$6,436	$1,166	$6,436	$1,166

As of September 30, 2011 and December 31, 2010, respectively, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

During the three and nine months ended September 30, 2011, the Company received total proceeds of approximately $0.2 million and $20.8 million, respectively, realizing approximately $0 and $5.0 million, respectively, of profit before incentive fee from the sale of certain CLO investments, certain Agency RMBS and U.S. Treasury securities.  During the three and nine months ended September 30, 2010, the Company received total proceeds of approximately $7.9 million and $40.8 million, respectively, realizing approximately $1.9 million and $4.0 million, respectively, of profit before incentive fee from the sale of certain Agency RMBS and non-Agency RMBS.

3.  Mortgage Loans Held in Securitization Trusts and Real Estate Owned

Mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	September 30, 2011	December 31, 2010
Mortgage loans principal amount	$212,404	$229,323
Deferred origination costs – net	1,338	1,451
Reserve for loan losses	(3,319)	(2,589)
Total	$210,423	$228,185

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the nine months ended September 30, 2011 and 2010, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$2,589	$2,581
Provisions for loan losses	1,191	1,210
Transfer to real estate owned	(16)	(449)
Charge-offs	(445)	(534)
Balance at the end of period	$3,319	$2,808

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at September 30, 2011 was $3.3 million, representing 156 basis points of the outstanding principal balance of loans held in securitization trusts as of September 30, 2011, as compared to 113 basis points as of December 31, 2010.  As part of the Company’s allowance for loan losses adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

  Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the nine months ended September 30, 2011 and the year ended December 31, 2010 (dollar amounts in thousands):

	September 30, 2011	December 31, 2010
Balance at beginning of period	$740	$546
Write downs	(62)	(193)
Transfer from mortgage loans held in securitization trusts	218	1,398
Disposal	(372)	(1,011)
Balance at the end of period	$524	$740

Real estate owned held in securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the CDOs issued by the Company.  As of September 30, 2011 and December 31, 2010, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trusts and the amount of CDOs outstanding, was $7.9 million and $8.9 million, respectively.

Delinquency Status of Our Mortgage Loans Held in Securitization Trusts

As of September 30, 2011, we had 41 delinquent loans with an aggregate principal amount outstanding of approximately $22.0 million categorized as Mortgage Loans Held in Securitization Trusts (net).  Of the $22.0 million in delinquent loans, $18.0 million, or 82%, are currently under some form of modified payment plan.  As these borrowers are not current, they continue to be reported as delinquent even though they are working towards a credit resolution.  The table below shows delinquencies in our portfolio of loans held in securitization trusts, including real estate owned through foreclosure (REO), as of September 30, 2011 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,526	0.72%
61-90	1	246	0.12%
90+	37	20,183	9.48%
Real estate owned through foreclosure	2	570	0.27%

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

4. Investment in Limited Partnership and Limited Liability Company

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting.  Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns effectively 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this variable interest entity is $11.3 million at September 30, 2011. During the third and fourth quarters of 2010, HC invested, in exchange for limited partnership interests, $19.4 million in this limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans.  The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

At September 30, 2011, the Company had an investment in this limited partnership of $11.5 million.  For the three and nine months ended September 30, 2011, the Company recognized income from the investment in limited partnership of $0.3 million and $1.6 million, respectively.  For the three and nine months ended September 30, 2011, the Company received distributions from the investment in limited partnership of $3.9 million and $8.8 million, respectively.

The condensed balance sheet of the investment in limited partnership at September 30, 2011 and December 31, 2010, respectively, is as follows (dollar amounts in thousands):

Assets	September 30, 2011	December 31, 2010
Cash	$2,095	$152
Mortgage loans held for sale (net)	8,690	18,072
Other assets	694	478
Total Assets	$11,479	$18,702

Liabilities & Partners’ Equity
Other liabilities	$180	$37
Partners’ equity	11,299	18,665
Total Liabilities and Partners’ Equity	$11,479	$18,702

The condensed statement of operations of the investment in limited partnership for the three and nine months ended September 30, 2011, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended	Nine Months Ended
Statement of Operations	September 30, 2011	September 30, 2011
Interest income	$302	$1,063
Realized gain	208	993
Total Income	510	2,056
Other expenses	(181)	(496)
Net Income	$329	$1,560

During the second quarter of 2011, RBCM invested $5.3 million in a limited liability company that was formed for the purpose of investing in two tranches of securities. For the three and nine months ended September 30, 2011, the Company recognized income from the investment in limited liability company of $0.2 million. For the three and nine months ended September 30, 2011, the Company received distributions from the investment in limited liability company of $0.1 million.

5.  Derivatives and Other Hedging Instruments

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010
Interest Rate Swaps	Derivative Liabilities	$484	$1,087

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2011 and 2010, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
Derivatives Designated as Hedging Instruments	2011	2010
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(1,087)	$(2,905)
Unrealized gain on interest rate caps	—	390
Unrealized gain on interest rate swaps	603	878
Reclassification adjustment for net gains (losses) included in net income for hedges	—	—
Balance at the end of the period	$(484)	$(1,637)

The Company estimates that over the next 12 months, approximately $0.4 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table presents the fair value of derivative instruments held in our Midway Residential Mortgage Portfolio that were not designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010
TBA securities	Derivative Asset	$74,120	$—
U.S. Treasury futures	Derivative Asset	632	—
Eurodollar futures	Derivative Liabilities	3,135	—
Options on U.S. Treasury futures	Derivative Asset	301	—

The tables below summarize the activity of derivative instruments not designated as hedges for the three and nine months ended September 30, 2011, respectively (dollar amounts in thousands). There were no derivative instruments not designated as hedges for the same periods in 2010.

	For the Three Months Ended September 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of June 30, 2011	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2011
TBA securities	$14,000	$149,000	$(92,000)	$71,000
U.S. Treasury futures	15,600	220,000	(231,100)	4,500
Short sales of Eurodollar futures	(2,746,000)	807,000	(928,000)	(2,867,000)
Options on U.S. Treasury futures	88,000	191,400	(170,500)	108,900

	For the Nine Months Ended September 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2011
TBA securities	$—	$193,000	$(122,000)	$71,000
U.S. Treasury futures	—	279,700	(275,200)	4,500
Short sales of Eurodollar futures	—	1,201,000	(4,068,000)	(2,867,000)
Options on U.S. Treasury futures	—	377,900	(269,000)	108,900

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the three and nine months ended September 30, 2011, respectively, we recorded net realized gains of $1.1 million. For the three and nine months ended September 30, 2011, respectively, we recorded no net unrealized gains. There were no realized or unrealized gains or losses from TBAs for the same periods in 2010.

The Eurodollar futures swap equivalents in our Midway Residential Mortgage Portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2011, we recorded net realized losses of $0.9 million and $1.1 million, respectively, and net unrealized losses of $1.4 million and $3.1 million, respectively, in our Eurodollar futures contracts. The Eurodollar futures consist of 2,867 contracts with expiration dates ranging between December 2011 and September 2014 and have a fair market value derivative liability of $3.1 million. There were no realized or unrealized gains of losses from Eurodollars for the same periods in 2010.

The U.S. Treasury futures and options in our Midway Residential Mortgage Portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2011, respectively, we recorded net realized gains of $2.4 million and $2.9 million, respectively, and net unrealized gains of $0.6 million and $0.5 million. There were no realized or unrealized gains or losses from U.S. Treasury futures and options for the same periods in 2010.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the three and nine months ended September 30, 2011 and 2010, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$—	$86	$—	$303
Interest expense-subordinated debentures	—	—	—	92
Interest Rate Swaps:
Interest expense-investment securities and loans held in securitization trusts	213	596	716	1,983

Interest Rate Swaps, Futures Contracts and TBAs - The use of interest rate swaps “Swaps” exposes the Company to counterparty credit risks in the event of a default by a Swap counterparty. If a counterparty defaults under the applicable Swap agreement, the Company may be unable to collect payments to which it is entitled under its Swap agreements, and may have difficulty collecting the assets it pledged as collateral against such Swaps.  The Company currently has in place with all outstanding Swap counterparties bi-lateral margin agreements thereby requiring a party to post collateral to the Company for any valuation deficit.  This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default.

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement.  In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of September 30, 2011 and December 31, 2010.  The Company had $7.6 million and $1.2 million of restricted cash related to margin posted for its agreements as of September 30, 2011 and December 31, 2010, respectively.  The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

The following table presents information about the Company’s interest rate swaps as of September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):
	September 30, 2011		December 31, 2010
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$1,570	3.03%	$24,080	2.99%
Over 30 days to 3 months	1,570	3.02	2,110	3.03
Over 3 months to 6 months	15,190	3.02	2,280	3.03
Over 6 months to 12 months	750	2.93	5,600	3.03
Over 12 months to 24 months	8,820	2.93	16,380	3.01
Over 24 months to 36 months	—	—	8,380	2.93
Total	$27,900	2.99%	$58,830	3.00%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps were designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDOs and the subordinated debentures. The interest rate caps associated with the CDOs are amortizing contractual schedules determined at origination. The Company had $0 and $76.0 million of notional interest rate caps outstanding as of September 30, 2011 and December 31, 2010, respectively.  These interest rate caps were utilized to cap the interest rate on the CDOs at a fixed-rate when one month LIBOR exceeds a predetermined rate.  The interest rate caps expired on April 25, 2011.

6.  Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At September 30, 2011, the Company had repurchase agreements with an outstanding balance of $111.5 million and a weighted average interest rate of 0.61%. As of December 31, 2010, the Company had repurchase agreements with an outstanding balance of $35.6 million and a weighted average interest rate of 0.39%.  At September 30, 2011 and December 31, 2010, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $133.0 million and $38.5 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of September 30, 2011, the average days to maturity for all repurchase agreements is 18 days.

The following table summarizes outstanding repurchase agreement borrowings secured by portfolio investments, which are included in financing arrangements, portfolio investments on the condensed consolidated balance sheets, as of September 30, 2011 and December 31, 2010, respectively (dollar amount in thousands):

Repurchase Agreements by Counterparty
	September 30, 2011	December 31, 2010
Counterparty Name
Cantor Fitzgerald, L.P.	$9,720	$4,990
Credit Suisse First Boston LLC	11,331	12,080
Jefferies & Company, Inc.	18,542	9,476
JPMorgan Chase & Co.	45,594	—
South Street Securities LLC	26,313	9,086
Total Financing Arrangements, Portfolio Investments	$111,500	$35,632

As of September 30, 2011, the outstanding balance under our repurchase agreements was funded at an advance rate of 85% that implies an average haircut of 15%. The weighted average “haircut” related to our repurchase agreement financing for our Agency IOs, CLOs and other Agency RMBS was approximately 25%, 35% and 5%, respectively, for a total weighted average “haircut” of 15%. The amount at risk for Credit Suisse First Boston LLC, South Street Securities LLC, Jefferies & Company, Inc., Cantor Fitzgerald, L.P., and JPMorgan Chase & Co. are $0.9 million, $1.0 million, $1.0 million, $3.9 million and $14.7 million, respectively. As of September 30, 2011, the Company had $11.7 million in cash and $37.4 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $25.0 million of RMBS, of which $20.2 million are Agency RMBS. The $11.7 million of cash and the $25.0 million in RMBS (which, collectively, represents 33% of our financing arrangements, portfolio investments) are liquid and could be monetized to pay down or collateralize the liability immediately. There is also an additional $11.0 million held in overnight deposits in our Midway Residential Mortgage Portfolio included in restricted cash that is available to meet margin calls as it relates to our repurchase agreements.

7.  Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as mortgage loans held in securitization trusts in the condensed consolidated balance sheets.  As of September 30, 2011 and December 31, 2010, the Company had CDOs outstanding of $203.1 million and $220.0 million, respectively.  As of September 30, 2011 and December 31, 2010, the current weighted average interest rate on these CDOs was 0.62% and 0.65%, respectively.  The CDOs are collateralized by ARM loans with a principal balance of $212.4 million and $229.3 million at September 30, 2011 and December 31, 2010, respectively.  The Company retained the owner trust certificates, or residual interest, for three securitizations and, as of September 30, 2011 and December 31, 2010, had a net investment in the securitization trusts, after loan loss reserves and including real estate owned, of $7.9 million and $8.9 million, respectively.

8.  Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as the subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.  Assets and liabilities related to the discontinued operation are $4.0 million and $0.5 million, respectively, at September 30, 2011, and $4.0 million and $0.6 million, respectively, and December 31, 2010, and are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the three and nine months ended September 30, 2011 and 2010, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$59	$368	$160	$1,115
Expenses	40	70	137	238
Income from discontinued operation-net of tax	$19	$298	$23	$877

9.  Commitments and Contingencies

Loans Sold to Third Parties - The Company sold its discontinued mortgage lending business in March 2007.  In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements.  The Company did not repurchase any loans during the nine months ended September 30, 2011.

The Company periodically receives repurchase requests based on alleged violations of representations and warranties, each of which management reviews to determine, based on management’s experience, whether such requests may reasonably be deemed to have merit.  As of September 30, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit and against which the Company has a reserve of approximately $0.3 million.  The reserve is based on one or more of the following factors: historical settlement rates, property value securing the loan in question and specific settlement discussions with third parties.

Outstanding Litigation - The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2011, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

10.  Concentrations of Credit Risk

At September 30, 2011 and December 31, 2010, respectively, there were geographic concentrations of credit risk exceeding 5% of the total loan balances within the mortgage loans held in the securitization trusts and the real estate owned as follows:

	September 30, 2011	December 31, 2010
New York	37.6%	37.9%
Massachusetts	25.0%	25.0%
New Jersey	9.1%	8.7%
Florida	5.7%	5.6%
Connecticut	5.0%	4.7%

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

b.
Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, prior to December 31, 2010, was based on management’s valuation determined using a discounted future cash flows model that management believes would be used by market participants to value similar financial instruments. At each of September 30, 2011 and December 31, 2010, the fair value of the CLO notes was based on quoted prices provided by dealers who make markets in similar financial instruments. The CLO notes were previously classified as Level 3 fair values and were re-classified as Level 2 fair values in the fourth quarter of 2010.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$142,816	$—	$142,816
Non-Agency RMBS	—	4,862	—	4,862
CLO	—	22,715	—	22,715
Derivative Asset	—	75,053	—	75,053
Total	$—	$245,446	$—	$245,446

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps and Eurodollar futures)	$3,135	$484	$—	$3,619
Total	$3,135	$484	$—	$3,619

	Measured at Fair Value on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$47,529	$—	$47,529
Non-Agency RMBS	—	8,985	—	8,985
CLO	—	29,526	—	29,526
Total	$—	$86,040	$—	$86,040

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$1,087	$—	$1,087
Total	$—	$1,087	$—	$1,087

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2011 and 2010, respectively (amounts in thousands):

Investment securities available for sale:  CLO
	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$—	$17,599
Total gains (realized/unrealized)
Included in earnings (1)	—	1,496
Included in other comprehensive income/(loss)	—	4,854
Balance at the end of period (2)	$—	$23,949

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

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2011
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$5,117	$5,117
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,787	3,787
Mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,825	6,825
Real estate owned held in securitization trusts	—	—	524	524

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$7,460	$7,460
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,808	3,808
Mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,576	6,576
Real estate owned held in securitization trusts	—	—	740	740

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2011 and 2010, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Mortgage loans held in securitization trusts – impaired loans (net)	$435	$734	$1,234	$1,336

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$11,679	$11,679	$19,375	$19,375
Investment securities available for sale	170,393	170,393	86,040	86,040
Mortgage loans held in securitization trusts (net)	210,423	186,342	228,185	206,560
Derivative assets	75,053	75,053	—	—
Assets related to discontinued operation-mortgage loans held for sale (net)	3,787	3,787	3,808	3,808
Mortgage loans held for investment	5,117	5,117	7,460	7,460
Receivable for securities sold	5,400	5,400	5,653	5,653

Financial liabilities:
Financing arrangements, portfolio investments	$111,500	$111,500	$35,632	$35,632
Collateralized debt obligations	203,054	171,187	219,993	185,609
Derivative liabilities	3,619	3,619	1,087	1,087
Payable for securities purchased	79,585	79,585	—	—
Subordinated debentures (net)	45,000	27,112	45,000	36,399

 12.   Capital Stock and Earnings per Share

The Company had 400,000,000 authorized shares of common stock, par value $0.01 per share, with 11,178,273 and 9,425,442 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2010 and ended September 30, 2011:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2011	September 20, 2011	September 30, 2011	October 25, 2011	$0.25
Second Quarter 2011	May 31, 2011	June 10, 2011	June 27, 2011	0.22
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	0.18
Fourth Quarter 2010	December 20, 2010	December 30, 2010	January 25, 2011	0.18
Third Quarter 2010	October 4, 2010	October 14, 2010	October 25, 2010	0.18
Second Quarter 2010	June 16, 2010	July 6, 2010	July 26, 2010	0.18
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	0.25

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income – Basic	$(15)	$1,577	$6,668	$5,787
Net (loss) income from continuing operations	(34)	1,279	6,645	4,910
Net income from discontinued operations (net of tax)	19	298	23	877
Effect of dilutive instruments:
Convertible preferred debentures	—	537	—	1,737
Net (loss) income – Dilutive	(15)	2,114	6,668	7,524
Net (loss) income from continuing operations	(34)	1,816	6,645	6,647
Net income from discontinued operations (net of tax)	$19	$298	$23	$877
Denominator:
Weighted average basis shares outstanding	11,146	9,425	10,015	9,421
Effect of dilutive instruments:
Convertible preferred debentures	—	2,500	—	2,500
Weighted average dilutive shares outstanding	11,146	9,425	10,015	9,421
EPS:
Basic EPS	$—	$0.17	$0.67	$0.61
Basic EPS from continuing operations	—	0.14	0.67	0.52
Basic EPS from discontinued operations (net of tax)	—	0.03	—	0.09
Dilutive EPS	$—	$0.17	$0.67	$0.61
Dilutive EPS from continuing operations	—	0.14	0.67	0.52
Basic EPS from discontinued operations (net of tax)	—	0.03	—	0.09

13.  Related Party Transactions

Advisory Agreements

On January 18, 2008, the Company entered into an advisory agreement (the “Prior Advisory Agreement”) with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS was responsible for implementing and managing the Company’s investments in certain real estate-related and financial assets.  The Company entered into the Prior Advisory Agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc.  As of September 30, 2011, HCS and JMP Group Inc. collectively beneficially owned approximately 12.8% of the Company’s common stock.  In addition, until its redemption on December 31, 2010, HCS and JMP Group Inc. collectively beneficially owned 100% of the Company’s Series A Preferred Stock.  The Company’s Series A Preferred Stock matured on December 31, 2010, at which time it redeemed all the outstanding shares at the $20.00 per share liquidation preference plus accrued dividends of $0.5 million.

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

Pursuant to the HCS Advisory Agreement, HCS provides investment advisory services to the Company and manages on the Company’s behalf “new program assets” acquired after the date of the HCS Advisory Agreement.  The terms for new program assets, including the compensation payable thereunder to HCS by the Company, will be negotiated on a transaction-by-transaction basis.  For those new program assets identified as “Managed Assets”, HCS will be (A) entitled to receive a quarterly base advisory fee (payable in arrears) in an amount equal to the product of (i) one-fourth of the amortized cost of the Managed Assets as of the end of the quarter, and (ii) 2%, and (B) eligible to earn incentive compensation on the Managed Assets for each fiscal year during the term of the Agreement in an amount (not less than zero) equal to 35% of the GAAP net income attributable to the Managed Assets for the full fiscal year (including paid interest and realized gains), after giving effect to all direct expenses related to the Managed Assets, including but not limited to, the annual consulting fee (described below) and base advisory fees, that exceeds a hurdle rate of 13% based on the average equity of the Company invested in Managed Assets during that particular year. For those new program assets identified as Scheduled Assets, HCS will receive the compensation, which may include base advisory and incentive compensation, agreed upon between the Company and HCS and set forth in a term sheet or other documentation related to the transaction.  HCS will continue to be eligible to earn incentive compensation on those assets held by the Company as of the effective date of the HCS Advisory Agreement that are deemed to be managed assets under the Prior Advisory Agreement. Incentive compensation for these “legacy assets” will be calculated in the manner prescribed in the Prior Advisory Agreement. Lastly, during the term of the HCS Advisory Agreement, the Company will pay HCS an annual consulting fee equal to $1 million, subject to reduction under certain circumstances, payable on a quarterly basis in arrears, for consulting and support services.

For the three and nine months ended September 30, 2011, HCS earned aggregate base advisory and consulting fees of approximately $0.3 million and $0.8 million, respectively, and an incentive fee of approximately $0.1 million and $1.6 million, respectively. For the three and nine months ended September 30, 2010, HCS earned aggregate base advisory and consulting fees of approximately $0.3 million and $0.6 million, respectively, and an incentive fee of approximately $0.7 million and $1.6 million, respectively. As of September 30, 2011, HCS was managing approximately $36.7 million of assets on the Company’s behalf. As of September 30, 2011 and December 31, 2010, the Company had a management fee payable totaling $0.4 million and $0.7 million, respectively, included in accrued expenses and other liabilities.

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

On April 5, 2011, RBCM entered into a management agreement with RiverBanc LLC (“RiverBanc”), pursuant to which RiverBanc provides investment management services to RBCM. HCS owns a 28% equity interest in RiverBanc and, accordingly, may receive a portion of the fees paid to RiverBanc by RBCM. For the three and nine months ended September 30, 2011, RBCM paid approximately $26,000 and $37,000, respectively, in fees to RiverBanc.

JMP and its affiliates have, at times, co-invested with the Company and/or made debt or equity investments in investees they introduced to the Company. James J. Fowler, the Company’s Chairman and the Chief Investment Officer of HC and NYMF, is a portfolio manager for HCS and a managing director of JMP Group Inc.

14.  Income Taxes

At December 31, 2010, the Company had approximately $58 million of net operating loss carryforwards that will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company has undergone an ownership change within the meaning of IRC section 382 that will limit the net loss carryforwards to be used to offset future taxable income to $660,000 per year, which will cause a significant amount of the Company’s net operating loss to expire unused. HC is presently undergoing an IRS examination for the taxable year ended December 31, 2009.

During the three and nine months ended September 30, 2011, the Company’s taxable REIT subsidiary recorded approximately $0.1 million and $0.4 million, respectively, of income tax expense for income attributable to the subsidiary. The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

15.  Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan. However, any outstanding awards under the 2005 Plan will continue in accordance with the terms of the 2005 Plan and any award agreement executed in connection with such outstanding awards. At September 30, 2011, there are 14,084 shares of non-vested restricted stock outstanding under the 2010 and 2005 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000. Since the 2010 Plan’s adoption in May 2010, the Company’s directors have been issued 20,924 shares under the 2010 Plan in lieu of cash compensation as of September 30, 2011.

During the three and nine months ended September 30, 2011, the Company recognized non-cash compensation expense of approximately $8,000 and $107,000, respectively.  Dividends are paid on all restricted stock issued, whether those shares have vested or not. Notwithstanding certain exceptions, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock for the nine months ended September 30, 2011 and September 30, 2010, respectively, is presented below:

	2011		2010
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	28,999	$5.43	60,665	$5.28
Granted	14,084	7.10	4,000	7.50
Forfeited	—	—	(829)	5.28
Vested	(28,999)	5.43	(32,837)	5.42
Non-vested shares as of September 30	14,084	$7.10	30,999	$5.42
Weighted-average fair value of restricted stock granted during the period	14,084	$7.10	4,000	$7.50

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2011 and 2010, the Company had unrecognized compensation expense of $0.1 million and $0.1 million, respectively, related to the non-vested shares of restricted common stock. The unrecognized compensation expense at September 30, 2011 is expected to be recognized over a weighted average period of 2.42 years. The total fair value of restricted shares vested during the nine months ended September 30, 2011 and 2010 was $0.2 million, respectively.

16.  Subsequent Event

The Company has committed to purchase the majority of the privately placed first loss security from the Freddie Mac Multifamily Loan Securitization Series 2011-K015 (the “K-015 Series”), with an anticipated settlement in November 2011.  In addition, the Company will invest in an IO security for which the underlying mortgages are those mortgages that comprise the K-015 Series.  The Company’s total investment in these K-015 Series securities will be approximately $15.1 million. We expect to fund the acquisition of these assets with a combination of working capital and term financing. The K-015 Series is backed by approximately 91 multi-family properties totaling $1.2 billion.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

●	changes in our business and strategies;

●	our ability to successfully diversify our investment portfolio and identify suitable assets to invest in;

●
the effect of the Federal Reserve’s and the U.S. Treasury’s actions and programs, including future purchases or sales of Agency RMBS by the Federal Reserve or Treasury, on the liquidity of the capital markets and the impact and timing of any further programs or regulations implemented by the U.S. Government or its agencies;

●	any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac or Ginnie Mae and the U.S. Government;

●	increased prepayments of the mortgages and other loans underlying our investment securities;

●	the volatility of the markets for our targeted assets;

●	increased rates of default and/or decreased recovery rates on our assets;

●	mortgage loan modification programs and future legislative action, including actions that may lead to greater refinancings and higher prepayment speeds;

●	the degree to which our hedging strategies may or may not protect us from, or expose us to, credit, prepayment or interest rate risk;

●	changes in the availability, terms and deployment of capital;

●	changes in interest rates and interest rate mismatches between our assets and related borrowings;

●	our ability to maintain existing financing agreements, obtain future financing arrangements and the terms of such arrangements;

●	changes in economic conditions generally and the mortgage, real estate and debt securities markets specifically;

●	legislative or regulatory changes;

●	changes to GAAP; and

●
the other important factors identified, or incorporated by reference into this report, including, but not limited to those under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and “Risk Factors,” and those described under the caption “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2010, Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and any other documents we file with the SEC.

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

General

We are a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs. Our targeted assets currently include Agency RMBS consisting of pass-through certificates, REMICs, IOs and POs, as well as multi-family CMBS and other commercial real estate-related debt investments. We also may opportunistically acquire and manage various other types of financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, Agency CMOs, non-Agency RMBS (which may include non-Agency IOs and POs) and residential mortgage loans.

Since 2009, we have repositioned our investment portfolio away from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio that includes elements of credit risk with reduced leverage, as evidenced by our investments in residential mortgage loans in 2010 and our establishment and initial funding of each of our Midway Residential Mortgage Portfolio and commercial mortgage strategy in 2011. We anticipate continuing to contribute capital to these asset classes in the future such that these investments will become significant contributors to our revenues and earnings and will represent a significant portion of our total assets in the future. For more information regarding our Midway Residential Mortgage Portfolio strategy and our commercial mortgage strategy, see “—Recent and Subsequent Events” below.

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

Recent and Subsequent Events

Investment in Multi-Family Loan Securitization Assets

The Company has committed to purchase the majority of the privately placed first loss security from the Freddie Mac Multifamily Loan Securitization Series 2011-K015 (the "K-015 Series") with an anticipated settlement in November 2011. In addition, the Company will invest in an IO strip off of the K-015 Series.  The Company’s total investment will be approximately $15.1 million, which will be funded through a combination of working capital and term financing. The K-015 Series is backed by approximately 91 multi-family properties totaling $1.2 billion. The investment in the K-015 Series will bring the Company’s total investment in the multi-family sector to approximately $20.5 million.

Proposed Federal Housing Finance Agency HARP II program

In October, the U.S. Government indicated that it would be implementing a new program to assist borrowers who are current with their mortgage payments but are unable to refinance due to property valuation ratios.  It appears, based on the information released by the U.S Government, that the revamped Home Affordable Refinance Program (“HARP”) will target homeowners who did not participate in the original version of HARP and whose mortgages were originated prior to May 31, 2009.  The following table summarizes the investment securities in the Company’s portfolio containing mortgages which would be eligible for refinancing and thus prepaid under this revamped version of HARP ("HARP II"), given the parameters of the program known to the Company at this time. The U.S. Government is expected to disclose final details of the HARP II program on November 15, 2011.

(dollar amount in thousands)		Constant Prepayment Rates (CPR)
	9/30/2011 Carrying Value	9/30/2011 Qtr Avg	6/30/2011 Qtr Avg	9/30/2011 Monthly Avg	10/31/11 Monthly Avg	HARP II Exposure (>4% WAC*)
Agency RMBS	$73,213	16.6%	19.3%	22.9%	16.9%	$16,352
Midway Residential Portfolio	$69,603	10.1%	8.0%	11.4%	15.8%	$17,273

* WAC – Weighted Average Coupon

Current Market Conditions and Commentary

            General. Despite some positive momentum and optimism in early 2011 with respect to an acceleration of the U.S. economic recovery, many economists and financial analysts are now expecting continued lackluster economic growth in the U.S due to (i) state and municipal governments’ continued trimming of payrolls and the potential of the federal government implementing deficit reduction measures and (ii) the lack of job growth as marked by recent labor reports from the U.S. Department of Labor. In addition, throughout the 2011 third quarter, the financial markets experienced significant volatility primarily as a result of concerns regarding Euro zone sovereign debt and the U.S. federal deficit and debt ceiling debates.  It remains unclear what impact these events may have had on the global economy during the 2011 third quarter. Additionally, inflation and wage pressure expectations remain low. In August 2011 and again in November 2011, the Federal Reserve announced that it intends to keep the Federal Funds Target Rate near zero through mid-2013. This environment has fostered continued strong demand for Agency ARMS and fixed-rate pass-through RMBS while also helping to keep the costs of financing and hedging at or near historical lows.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating of the U.S. from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  Additionally, many economists and financial analysts now believe that Moody’s Investor Service and/or Fitch Ratings are also considering lowering their respective long term sovereign credit ratings of the U.S. before the end of calendar year 2011. Because the guarantees provided by Fannie Mae and Freddie Mac are perceived by investors to be guaranteed by the U.S. government, if the U.S.’s credit rating were further downgraded or downgraded by other ratings agencies, it would likely impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in our portfolio. Moreover, any further downgrade of the U.S.’s credit rating would create broader financial turmoil and uncertainty, which could have significant consequences for the global banking system and credit markets generally.

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

●
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

●
In September 2011, President Obama announced his jobs program. The jobs program calls for continuing payroll tax cuts, increased infrastructure investment and other measures to be funded by the U.S. government. The jobs program also seeks to implement further deficit reduction measures. There is uncertainty as to whether this jobs plan will ultimately be approved by Congress.

●
On September 21, 2011, the U.S. Federal Reserve announced the maturity extension program where it intends to sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. This program is intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, this action should put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the Federal Reserve hopes will provide additional stimulus to support the economic recovery.

●
On October 24, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to be made to HARP. Among those changes to be included in HARP II are (1) the reduction or elimination in certain cases, of many risk based fees charged to borrowers when refinancing, (2) the expansion of the previous 125% loan-to-value ceiling to allow all underwater borrowers (those borrowers who owe more on their mortgages than the value of their homes) to participate in the program, regardless of the size of their loan versus the value of their home and (3) the removal of certain representation and warranties made on behalf of lenders for loans owned or guaranteed by Fannie Mae or Freddie Mac, among other changes. These refinancing opportunities will only be available to borrowers with loans that are owned or guaranteed by Fannie Mae or Freddie Mac and, aside from the expansion of HARP as described above, are subject to the restrictions originally put in place for the program. Although it is not yet possible to gauge the ultimate success of HARP II and the expansion announcement, the FHFA’s actions present the opportunity for many borrowers, who previously could not, to take advantage of the ability to refinance their mortgages into lower interest rates, possibly resulting in higher prepayment speeds in the future. This could negatively impact our Agency RMBS, including our Agency IOs; however, it is unknown at this time what the ultimate impact will be on our portfolio.

●
On August 31, 2011, the SEC published a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in RMBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act should continue to be allowed to rely on such exemption from registration. This release suggests that the SEC may modify the exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities.

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

Credit Quality.   U.S. residential mortgage delinquency rates have continued to remain at high levels for various types of mortgage loans during 2011. While RMBS backed by subprime mortgages and option ARMs are experiencing the highest delinquency and loss rates, our portfolio of prime ARM loans held in securitization trusts continue to experience high delinquency rates, with approximately 10.3% of the loans in the portfolio in a delinquent position (based on aggregate principal amount outstanding). More recently, it appears that the increasing supply of unsold homes as a result of foreclosure delays continues to place downward pressure on home pricing. This may lead to further delinquency and loss rates on various RMBS.

Credit Spreads.  Over the past few years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities) mainly due to the strong demand for lending opportunities. However, during the past three months, the credit markets experienced significant spread widening due to a series of factors, including concerns related to a possible global economic slowdown, the European sovereign debt crisis and continued concern with respect to certain U.S. domestic economic policies.  Additionally, the FHFA announced in September 2011 that it would be introducing HARP II in the fourth quarter, which, in turn has created a perception that prepayment speeds will rise in the near future, thereby placing additional pressure on credit spreads. Finally, during the third quarter of 2011 the 10 year U.S treasury note reached a yield of 1.72%, a historic low.   All of these factors have contributed to significant widening of credit spreads, which, in turn, negatively impacted the pricing on our CLO securities and our Midway Residential Mortgage Portfolio assets as of September 30, 2011.

Financing markets and liquidity.  The availability of repurchase agreement financing is stable with interest rates between 0.28% and 0.44% for 30-90 day repurchase agreements. The 30-day London Interbank Offered Rate (“LIBOR”), which was 0.24% at September 30, 2011, changed to an increase of approximately 6 basis points from June 30, 2011, but a decrease of 2 basis points from the previous year end. While we expect interest rates to rise over the longer term, we believe that interest rates, and thus our financing costs, are likely to remain at these historically low levels until such time as the economic data begin to confirm an acceleration of overall economic recovery.

As of September 30, 2011, the weighted average “haircut” related to our repurchase agreement financing for our Agency IOs, CLOs and other Agency RMBS was approximately 25%, 35% and 5%, respectively, for a total weighted average “haircut” of 15%. As of September 30, 2011, the Company had available cash of $11.7 million to meet short term liquidity requirements. In addition, there is $11.0 million in restricted cash available to meet additional margin calls as it relates to the repurchase agreements.

Prepayment rates.  As a result of various government initiatives and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages reached historical lows during the 2011 third quarter.  While these trends have historically resulted in higher rates of refinancing and thus higher prepayment speeds, we continue to experience relatively low prepayment rates for the current interest rate environment.  During the quarter ended September 30, 2011, our overall investment portfolio averaged 10.8% CPR, as compared to 21.1% for the same period the previous year and 8.8% compared to the second quarter of 2011.  The Company’s portfolio averaged 13.5% CPR for the month of October 2011 up from 11.8% CPR for the month of September 2011, but still below historic experience given the rate environment.

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

Executive Summary

For the three months ended September 30, 2011, the Company had a net loss attributable to common stockholders of $15,000 as compared to net income attributable to common stockholders of $1.6 million for the same period in 2010 and net income attributable to common stockholders of $4.2 million for the three months ended June 30, 2011.  The decline in net income for the third quarter of 2011 was primarily due to an unrealized loss on investment securities and related hedges of $8.0 million, as compared to an unrealized loss of $0.7 million during the second quarter of 2011 and no loss during the third quarter of 2010. The Company’s net income (loss) is substantially dependent upon the net interest income generated from its investment portfolio and loans held in securitization trusts, as well as realized and unrealized gains (losses) on its investment securities and related hedges, primarily related to its Midway Residential Mortgage Portfolio investment securities and hedges. The Midway Residential Mortgage Portfolio is primarily comprised of interest-only securities derived from Agency whole-pool certificates which have historically been particularly sensitive to increased prepayment and spread widening environments.  The Company uses TBAs, futures and options on futures to hedge against risks related to the Midway Residential Mortgage Portfolio. Because of the hedging strategy employed by the Company with respect to its IOs, unrealized gains and losses are not designated for hedge accounting treatment, and therefore are directly run through the Company’s income statement.

Although the unrealized losses contributed to the Company’s decline in net income for the 2011 third quarter, the Company’s investment portfolio continued to post strong net interest income results, generating $6.2 million in net interest income in the 2011 third quarter, which represents a 180% improvement over net interest income for the same period of 2010 and a 17% increase over net interest income for the three months ended June 30, 2011. Agency IOs in the Company’s Midway Residential Mortgage Portfolio contributed significantly to the Company’s improvement in net interest income during the 2011 third quarter.

As of September 30, 2011, the Company’s book value per common share was $6.75, a decrease of $0.52 from $7.27 at December 31, 2010 and a decrease of $0.69 from adjusted book value per common share of $7.44 at June 30, 2011 (as adjusted to give effect to the issuance and sale of 1.5 million common shares in a public offering that closed on July 1, 2011). The decrease since June 30, 2011 is due in part to an unrealized loss per share of $0.43 on our CLO securities due to widening credit spreads during the 2011 third quarter. Unlike IOs, unrealized gains and losses on the Company’s CLO securities run through the balance sheet and as a result, impact stockholders’ equity and book value per share.

The unrealized losses that contributed to lower net income and book value per common share as of and for the quarter ended September 30, 2011, were primarily driven by lower mark to market valuations of our IOs and CLO securities, as applicable, which were negatively impacted as a result of a confluence of several factors, including (i) a historical rally in U.S. treasuries during the quarter leading to the lowest yield ever on the 10-year treasury note, which contributed to perceived higher future prepayment experience for the Company’s IOs, (ii) continued uncertainty and concerns of systemic risk related to the European sovereign debt crisis, and (iii) uncertainty resulting from a possible revamping and expanding of the rules under HARP, with the intent of increasing significantly the number of homeowners eligible to refinance their mortgage under this program and thus, further elevating fears of higher prepayment speeds. Each of these factors contributed to a significant widening of credit spreads during the 2011 third quarter, which in turn, negatively impacted the pricing of our IOs and CLO securities at September 30, 2011. However, while the markets anticipated an escalation in prepayment speeds, the Company’s actual prepayment experience during the third quarter of 2011 and October 2011 have not indicated a significant increase in prepayment speeds on the securities in its investment portfolio.  Management continues to believe that the underlying characteristics of the Company’s investment securities, including the IOs, remain strong. The Company further believes that these investments will contribute in a meaningful way to the Company’s net interest income in the future, while the unrealized losses incurred during this 2011 third quarter are expected to be temporary and should improve in the future as the markets digest the aforementioned events.

Summary of Operations

Net Interest Spread. Our net income is dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS (including IOs), CLO, mortgage loans held in securitization trusts, mortgage loans held for investment and mortgage loans held for sale. The net interest spread on our investment portfolio was 715 basis points for the quarter ended September 30, 2011, as compared to 665 basis points for the quarter ended June 30, 2011, 368 basis points for the quarter ended March 31, 2011, and 353 basis points for the quarter ended December 31, 2010. The increase in our net interest spread is primarily due to earnings derived from our Midway Residential Mortgage Portfolio, which now represents a larger part of our overall portfolio as compared to prior quarters.

Other Income (Expense). Other income (expense) decreased by $6.8 million for the three months ended September 30, 2011 to $(5.5) million from $1.3 million for the three months ended September 30, 2010 and decreased by $3.3 million for the nine months ended September 30, 2011 to $(0.5) million from $2.8 million for the nine months ended September 30, 2010. The decreases were primarily due to the unrealized losses recognized through earnings from the Company’s Midway Residential Mortgage Portfolio investments, which amounts to $8.0 million and $8.8 million for the three and nine months ended September 30, 2011, respectively. There were no unrealized gains or losses recognized through earnings for the same periods in 2010. In addition, the Company realized approximately $0 and $5.0 million, respectively, of profit before incentive fee from the sale of certain CLO investments, certain Agency RMBS and U.S. Treasury securities during the three and nine months ended September 30, 2011. The Company realized approximately $1.9 million and $4.0 million, respectively, of profit before incentive fee from the sale of certain Agency RMBS and non-Agency RMBS during the three and nine months ended September 30, 2010. In addition, for the three and nine months ended September 30, 2011, the Company recognized income from the investment in limited partnership and limited liability company of $0.5 million and $1.8 million, respectively. During the quarter ended September 30, 2010, the Company recognized income from the investment in limited partnership of $0.2 million. There was no income from investment in limited liability company for the three and nine months ended September 30, 2010. The Company also had provision for loan losses of $0.4 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, compared to $0.7 million and $1.3 million for the three and nine months ended September 30, 2010, respectively.

Financing. During the quarter ended September 30, 2011, we continued to employ a balanced and diverse funding mix to finance our assets. At September 30, 2011, our Agency RMBS portfolio was funded with approximately $111.5 million of repurchase agreement borrowing, which represents approximately 24.9% of our total liabilities, at a weighted average interest rate of 0.61%, as compared to 0.63% for the three months ended June 30, 2011 and 0.48% for the three months ended March 31, 2011. The increase in the borrowing rate was primarily due to higher borrowing rates required for the financing of our Agency IOs, which we began investing in during the end of the quarter ended March 31, 2011. The borrowing rate for the Agency IOs was approximately 83 basis points as compared to 31 basis points for the other Agency RMBS in our portfolio and 175 basis points for the CLOs. The weighted average haircut on our repurchase borrowings was approximately 15% at September 30, 2011. As of September 30, 2011, our wholly owned subsidiary, HC, had trust preferred securities outstanding of $45.0 million, which represents approximately 10.0% of our total liabilities, at a weighted average interest rate of 4.2%. As of September 30, 2011, the loans held in securitization trusts were permanently financed with approximately $203.1 million of CDOs, which represents approximately 45.3% of our total liabilities, at an average interest rate of 0.62%. The Company has a net equity investment of $7.9 million in the securitization trusts as of September 30, 2011.

At September 30, 2011, the leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.5 to 1. We have continued to utilize significantly less leverage than our previously targeted leverage due to the ongoing repositioning of our investment portfolio from one primarily focused on leveraged Agency RMBS and prime ARM loans held in securitization trusts to a more diversified portfolio with reduced leverage.

Prepayment Experience. The CPR on our overall mortgage portfolio averaged approximately 10.8% during the three months ended September 30, 2011, as compared to 8.8% for the three months ended June 30, 2011 and 9.6% for the three months ended March 31, 2011. CPRs on our purchased portfolio of RMBS for the three months ended September 30, 2011 were 10.9%, as compared to 9.0% for the three months ended June 30, 2011 and 16.9% for the three months ended March 31, 2011. CPRs on our IOs were 10.1% during the three months ended September 30, 2011, as compared to 8.0% for the three months ended June 30, 2011 and 10.4% for the three months ended March 31, 2011. The CPRs on our mortgage loans held in securitization trusts averaged approximately 10.2% during the three months ended September 30, 2011, as compared to 8.4% for the three months ended June 30, 2011 and 7.0% for the three months ended March 31, 2011. When prepayment expectations over the remaining life of assets increase, we amortize premiums over a shorter time period, which results in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium is amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly. An actual or perceived increase in prepayment speeds could have a significant negative impact on our earnings derived from our Midway Residential Mortgage Portfolio.

  Financial Condition

As of September 30, 2011, we had approximately $524.5 million of total assets, as compared to approximately $374.3 million of total assets as of December 31, 2010.

  Balance Sheet Analysis

Investment Securities Available for Sale - The following tables set forth the balances of our investment securities as of September 30, 2011 (dollar amounts in thousands):

September 30, 2011	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$637,522	$142,816	83.8%
Non-Agency RMBS	7,098	4,862	2.9%
CLO	35,550	22,715	13.3%
Total	$680,170	$170,393	100.0%

Securities included in investment securities available for sale held in our Midway Residential Mortgage Portfolio that are measured at fair value through earnings as of September 30, 2011 are as follows (dollar amounts in thousands):

September 30, 2011	Par Value	Carrying Value	% of Portfolio
Interest only securities included in Agency RMBS:
Fannie Mae	$214,230	$30,363	43.6%
Freddie Mac	140,348	18,871	27.1%
Ginnie Mae	213,530	20,369	29.3%
Total	$568,108	$69,603	100.0

The following table sets forth the balances of our investment securities as of December 31, 2010 (dollar amounts in thousands):

December 31, 2010	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$45,042	$47,529	55.3%
Non-Agency RMBS	11,104	8,985	10.4%
CLO	45,950	29,526	34.3%
Total	$102,096	$86,040	100.0%

Detailed Composition of Loans Securitizing Our CLOs - The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	As of September 30, 2011			As of December 31, 2010
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal
$0 - $500	16	9/2015 – 6/2018	$7,075	11	11/2014 - 11/2017	$5,404
$500 - $2,000	103	4/2014 – 12/2018	146,331	72	5/2013 - 12/2017	95,704
$2,000 - $5,000	91	6/2012 – 9/2019	272,356	88	8/2012 - 11/2017	276,265
$5,000 - $10,000	6	2/2013 – 3/2016	35,976	11	11/2011 - 3/2016	77,366
Total	216		$461,738	182		$454,739

September 30, 2011

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education and Childcare	23	$59,650	12.92%
Retail Store	15	35,428	7.67%
Electronics	13	32,501	7.04%
Telecommunications	14	28,099	6.09%
Chemicals, Plastics and Rubber	13	26,617	5.76%
Diversified Conglomerate Service	15	23,414	5.07%
Personal, Food & Misc. Services	14	21,679	4.70%
Aerospace & Defense	11	20,888	4.52%
Leisure, Amusement, Motion Pictures & Entertainment	9	20,872	4.52%
Personal & Non-Durable Consumer Products	8	18,931	4.10%
Beverage, Food & Tobacco	8	18,154	3.93%
Utilities	5	16,754	3.63%
Hotels, Motels, Inns and Gaming	5	16,580	3.59%
Containers, Packaging and Glass	6	14,076	3.05%
Printing & Publishing	4	11,741	2.54%
Finance	7	11,330	2.45%
Diversified/Conglomerate Mfg	4	8,918	1.93%
Automobile	6	8,897	1.93%
Banking	3	8,293	1.80%
Mining, Steel, Iron and Non-Precious Metals	3	6,316	1.37%
Machinery (Non-Agriculture, Non-Construction & Non-Electric)	4	6,248	1.35%
Cargo Transport	2	5,929	1.28%
Broadcasting & Entertainment	3	5,365	1.16%
Farming & Agriculture	3	5,321	1.15%
Textiles & Leather	5	5,292	1.15%
Personal Transportation	2	4,981	1.08%
Buildings and Real Estate	2	4,939	1.07%
Grocery	3	4,925	1.07%
Insurance	2	4,431	0.96%
Diversified Natural Resources, Precious Metals and Minerals	1	2,233	0.48%
Ecological	2	1,989	0.43%
Oils & Gas	1	947	0.21%
	216	$461,738	100.00%

December 31, 2010

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education and Childcare	19	$52,537	11.55%
Retail Store	10	29,388	6.46%
Electronics	10	29,148	6.41%
Telecommunications	13	26,410	5.81%
Leisure, Amusement, Motion Pictures & Entertainment	10	22,316	4.91%
Personal, Food & Misc. Services	10	21,179	4.66%
Chemicals, Plastics and Rubber	9	20,962	4.61%
Beverage, Food & Tobacco	9	18,666	4.10%
Utilities	5	17,035	3.75%
Aerospace & Defense	7	16,468	3.62%
Insurance	3	16,245	3.57%
Hotels, Motels, Inns and Gaming	5	15,389	3.38%
Farming & Agriculture	5	14,983	3.29%
Cargo Transport	3	14,372	3.16%
Diversified/Conglomerate Mfg	6	13,914	3.06%
Personal & Non-Durable Consumer Products	5	13,774	3.03%
Printing & Publishing	4	11,944	2.63%
Diversified/Conglomerate Service	5	10,841	2.38%
Broadcasting & Entertainment	4	10,037	2.21%
Ecological	4	8,763	1.93%
Finance	3	7,803	1.72%
Containers, Packaging and Glass	4	7,635	1.68%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	7,482	1.65%
Personal Transportation	3	7,306	1.61%
Buildings and Real Estate	3	6,970	1.53%
Banking	2	6,750	1.48%
Automobile	5	6,544	1.44%
Mining, Steel, Iron and Non-Precious Metals	3	5,466	1.20%
Textiles & Leather	3	4,359	0.96%
Grocery	2	3,994	0.88%
Oil & Gas	3	3,808	0.84%
Diversified Natural Resources, Precious Metals and Minerals	1	2,251	0.49%
	182	$454,739	100.00%

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

The following table details mortgage loans held in securitization trusts at September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
September 30, 2011	519	$212,404	2.85%	$210,423
December 31, 2010	559	$229,323	3.16%	$228,185

At September 30, 2011, mortgage loans held in securitization trusts totaled approximately $210.4 million, or 40.1% of our total assets. Of this mortgage loan investment portfolio, 100% are traditional ARMs or hybrid ARMs, 81.3% of which are ARM loans that are interest only for a period of typically 10 years. None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following tables set forth the characteristics of our portfolio of mortgage loans held in securitization trusts as of September 30, 2011 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$445	$2,950	$48
Current Coupon Rate	2.85%	7.25%	1.25%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.28%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	283	291	250
Average Months to Reset	3	11	1
Original Average FICO Score	729	818	593
Original Average LTV	70.39%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	3%	1.69%
Six Month LIBOR	73%	2.40%
One Year LIBOR	16%	2.26%
One Year Constant Maturity Treasury	8%	2.65%
Total	100%

The following table details loan summary information for loans held in securitization trusts at September 30, 2011 (dollar amounts in thousands):

Description			Interest Rate %			Final Maturity
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Periodic Payment Terms (months)	Prior Liens	Original Amount of Principal	Current Amount of Principal	Principal Amount of Loans Subject to Delinquent Principal or Interest
Single	<= $100	13	3.88	2.50	2.97	12/01/34	11/01/35	360	N/A	$1,458	$988	$-
Family	<=$250	69	4.63	2.50	3.02	09/01/32	12/01/35	360	N/A	14,955	12,645	957
	<=$500	94	4.00	2.50	2.92	07/01/33	01/01/36	360	N/A	36,018	32,532	6,417
	<=$1,000	35	3.50	1.38	2.78	08/01/33	12/01/35	360	N/A	28,222	26,133	3,411
	>$1,000	21	3.25	2.63	2.84	01/01/35	11/01/35	360	N/A	37,357	36,813	9,048
	Summary	232	4.63	1.38	2.92	09/01/32	01/01/36	360	N/A	$118,010	$109,111	$19,833
2-4	<= $100	2	3.75	3.00	3.38	02/01/35	07/01/35	360	N/A	$212	$171	$75
FAMILY	<=$250	6	3.63	2.63	3.04	12/01/34	07/01/35	360	N/A	1,283	1,099	-
	<=$500	15	7.25	2.00	3.13	09/01/34	01/01/36	360	N/A	5,554	5,165	254
	<=$1,000	-	-	-	-	01/00/00	01/00/00	360	N/A	-	-	-
	>$1,000	-	-	-	-	01/00/00	01/00/00	360	N/A	-	-	-
	Summary	23	7.25	2.00	3.13	09/01/34	01/01/36	360	N/A	$7,049	$6,435	$329
Condo	<= $100	13	3.38	2.63	2.84	01/01/35	12/01/35	360	N/A	$1,640	$849	$-
	<=$250	72	3.63	1.38	2.97	02/01/34	01/01/36	360	N/A	14,297	12,496	266
	<=$500	60	3.88	2.50	2.92	09/01/32	12/01/35	360	N/A	21,741	19,650	272
	<=$1,000	15	3.88	1.50	2.75	08/01/33	09/01/35	360	N/A	10,913	10,575	-
	>$1,000	10	3.00	2.63	2.76	01/01/55	09/01/35	360	N/A	14,914	14,590	-
	Summary	170	3.88	1.38	2.91	09/01/32	01/01/36	360	N/A	$63,505	$58,160	$538
CO-OP	<= $100	4	2.88	2.50	2.69	10/01/34	08/01/35	360	N/A	$443	$314	$-
	<=$250	15	3.38	2.25	2.78	10/01/34	12/01/35	360	N/A	3,423	2,589	212
	<=$500	23	3.50	1.25	2.78	08/01/34	12/01/35	360	N/A	9,537	8,262	-
	<=$1,000	11	2.88	2.63	2.70	12/01/34	10/01/35	360	N/A	8,563	8,331	-
	>$1,000	4	2.75	2.13	2.56	11/01/34	12/01/35	360	N/A	5,659	5,263	-
	Summary	57	3.50	1.25	2.72	08/01/34	12/01/35	360	N/A	$27,625	$24,759	$212
PUD	<= $100	1	2.63	2.63	2.63	07/01/35	07/01/35	360	N/A	$100	$90	$-
	<=$250	19	3.13	2.50	2.88	08/01/32	12/01/35	360	N/A	4,081	3,786	273
	<=$500	10	3.25	2.63	2.91	08/01/32	12/01/35	360	N/A	3,665	3,437	770
	<=$1,000	4	3.50	2.75	3.10	05/01/34	07/01/35	360	N/A	2,832	2,605	-
	>$1,000	3	3.04	2.75	2.89	04/01/34	12/01/35	360	N/A	4,148	4,021	-
	Summary	37	3.50	2.50	2.90	08/01/32	12/01/35	360	N/A	$14,826	$13,939	$1,043
Summary	<= $100	33	3.88	2.50	2.90	10/01/34	12/01/35	360	N/A	$3,853	$2,412	$75
	<=$250	181	4.63	1.38	2.96	08/01/32	01/01/36	360	N/A	38,039	32,615	1,708
	<=$500	202	7.25	1.25	2.92	08/01/32	01/01/36	360	N/A	76,515	69,046	7,713
	<=$1,000	65	3.88	1.38	2.78	08/01/33	12/01/35	360	N/A	50,530	47,644	3,411
	>$1,000	38	3.25	2.13	2.79	04/01/34	12/01/35	360	N/A	62,078	60,687	9,048
Grand Total		519	7.25	1.25	2.85	08/01/32	01/01/36	360	N/A	$231,015	$212,404	$21,955

The following table details activity for loans held in securitization trusts for the nine months ended September 30, 2011 (dollar amounts in thousands):

	Current Principal	Premium	Loan Reserve	Net Carrying Value
Balance, January 1, 2011	$229,323	$1,451	$(2,589)	$228,185
Principal repayments	(16,860)	—	—	(16,860)
Provision for loan losses	—	—	(1,191)	(1,191)
Transfer to real estate owned	(234)	—	16	(218)
Charge-offs	175	—	445	620
Amortization for premium	—	(113)	—	(113)
Balance, September 30, 2011	$212,404	$1,338	$(3,319)	$210,423

Investment in Limited Partnership – The following table details loan summary information for the mortgage loans held in the limited partnership in which our interest in the limited partnership is accounted for under the equity method as of September 30, 2011 and December 31, 2010, respectively (dollar amounts in thousands):

Loan Summary	September 30, 2011
Number of Loans	78
Aggregate Current Loan Balance	$12,293
Average Current Loan Balance	$158
Weighted Average Original Term (Months)	379
Weighted Average Remaining Term (Months)	318
Weighted Average Gross Coupon (%)	6.92%
Weighted Average Original Loan-to-Value of Loan (%)	85.47%
Average Cost-to-Principal of Asset at Funding (%)	70.18%
Fixed Rate Mortgages (%)	64.98%
Adjustable Rate Mortgages (%)	35.02%
First Lien Mortgages (%)	100.00%

Loan Summary	December 31, 2010
Number of Loans	159
Aggregate Current Loan Balance	$26,953
Average Current Loan Balance	$170
Weighted Average Original Term (Months)	377
Weighted Average Remaining Term (Months)	326
Weighted Average Gross Coupon (%)	6.80%
Weighted Average Original Loan-to-Value of Loan (%)	86.60%
Average Cost-to-Principal of Asset at Funding (%)	66.99%
Fixed Rate Mortgages (%)	69.63%
Adjustable Rate Mortgages (%)	30.37%
First Lien Mortgages (%)	100.00%

Cash and cash equivalents – We had unrestricted cash and cash equivalents of $11.7 million at September 30, 2011.

Receivables and other assets – Receivables and other assets totaled $29.6 million as of September 30, 2011, and consist primarily of $18.8 million of restricted cash held by third parties, $4.0 million of assets related to discontinued operations, $2.2 million of accrued interest receivable, $1.7 million related to escrow advances, $1.4 million of prepaid expenses, $0.6 million of capitalized expenses related to equity and bond issuance cost, $0.5 million of real estate owned (“REO”) in securitization trusts, $0.3 million of other assets and $0.1 million of deferred tax asset.  The restricted cash held by third parties of $18.8 million includes $11.0 million held in its Midway Residential Mortgage Portfolio to be used for trading purposes, $7.6 million held by counterparties as collateral for hedging instruments and $0.2 million as collateral for a letter of credit related to the lease of the Company’s corporate headquarters.

Financing Arrangements, Portfolio Investments – As of September 30, 2011, there were approximately $111.5 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less.  As of September 30, 2011, the current weighted average borrowing rate on these financing facilities was 0.61%. For the three months ended September 30, 2011, the ending balance, quarterly average and maximum balance at any month-end of the repurchase agreements, which are included in financing arrangements, portfolio investments on the condensed consolidated balance sheet, were $111.5 million, $117.2 million and $121.9 million, respectively.

 Collateralized Debt Obligations – As of September 30, 2011, we had $203.1 million of collateralized debt obligations, or CDOs, outstanding with a weighted average interest rate of 0.62%. The CDOs permanently finance our loans held in securitization trusts.

Subordinated Debentures – As of September 30, 2011, we have trust preferred securities outstanding of $45.0 million that bear an average interest rate of 4.2%. These securities have a weighted average interest rate equal to three month LIBOR plus 3.84%.  The Company had previously paid interest at a fixed rate of 8.35% on $20 million of these securities through July 30, 2010. The securities are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment, and mature in 2035. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities – We generally hedge the risk related to changes in the benchmark interest rates used in the variable rate index, usually LIBOR, as well as prepayment risk associated with our Midway Residential Mortgage Portfolio.

In order to reduce our interest rate risk, we may utilize various hedging instruments, such as interest rate swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowing or CDOs to a fixed rate. At September 30, 2011, the Company had $27.9 million of notional amount of interest rate swaps outstanding with a fair market liability value of $0.5 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

The Company uses TBAs, U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk and spread risk associated with its Midway Residential Mortgage Portfolio. For example, we may utilize TBAs to hedge the interest rate or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable. Because we have not designated these forward commitments as hedging instruments, realized and unrealized gains and losses associated with these TBAs, U.S. Treasury securities and U.S. Treasury futures and options are recognized through earnings in the condensed consolidated statements of operations.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2011 was $75.4 million and included $12.5 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $0.5 million in unrealized derivative losses related to cash flow hedges and $13.0 million in unrealized gains primarily related to our CLOs.

Midway Residential Mortgage Portfolio

The Company has investments managed by Midway referred to as the Midway Residential Mortgage Portfolio. The Midway Residential Mortgage Portfolio investments include Agency IOs, TBA securities, options and futures which are included in the Company’s condensed consolidated balance sheet. The Company has elected the fair value option for these investment securities which measures unrealized gains and losses through earnings in the condensed consolidated statements of operations.

The condensed balance sheet of the Midway Residential Mortgage Portfolio included in the Company’s condensed consolidated balance sheet at September 30, 2011 is as follows (dollar amounts in thousands):

Assets
Investment securities available for sale, at fair value (including pledged securities of $60,254)	$69,603
Receivable for securities sold	5,400
Derivative assets	75,053
Receivables and other assets	20,277
Total Assets	$170,333

Liabilities & Equity
Liabilities:
Financing arrangements, portfolio investments	$45,594
Derivative liabilities	3,135
Payable for securities purchased	79,585
Accrued expenses and other liabilities	192
Total Liabilities	128,506

Equity	41,827
Total Equity	41,827
Total Liabilities and Equity	$170,333

The condensed statement of operations of the Midway Residential Mortgage Portfolio included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2011, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended	Nine Months Ended
Statement of Operations	September 30, 2011	September 30, 2011
Interest income	$4,384	$8,322
Interest expense	97	219
Net Interest Income	4,287	8,103
Other income (expense)
Realized gain on investment securities and related hedges	2,526	3,292
Unrealized loss on investment securities and related hedges	(8,027)	(8,762)
General, administrative and other expenses	754	(399)
Net (Loss) Income	$(460)	$2,234

Results of Operations

Overview of Performance

For the three and nine months ended September 30, 2011, we reported net income of $17,000 and $6.7 million, respectively, as compared to net income of $1.6 million and $5.8 million, respectively, for the same periods in 2010. The main components of the change in net income for the three and nine months ended September 30, 2011 as compared to the same periods for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Difference	2011	2010	Difference
Net interest income	$6,228	$2,225	$4,003	$14,039	$8,323	$5,716
Total other (expense) income	(5,457)	1,276	(6,733)	(459)	2,772	(3,231)
General, administrative and other expenses	717	2,222	(1,505)	6,464	6,185	279
Income from continuing operations before income taxes	54	1,279	(1,225)	7,116	4,910	2,206
Income tax expense	56	—	56	419	—	419
(Loss) income from continuing operations	(2)	1,279	(1,281)	6,697	4,910	1,787
Income from discontinued operation - net of tax	19	298	(279)	23	877	(854)
Net income	$17	$1,577	$(1,560)	$6,720	$5,787	$933
Net income attributable to noncontrolling interest	32	—	32	52	—	52
Net (loss) income attributable to common stockholders	$(15)	$1,577	$(1,592)	$6,668	$5,787	$881
Basic income per common share	$—	$0.17	$(0.17)	$0.67	$0.61	$0.06
Diluted income per common share	$—	$0.17	$(0.17)	$0.67	$0.61	$0.06

The decrease in net income of $1.6 million for the quarter ended September 30, 2011, as compared to the same period in the previous year, was due primarily to an $8.0 million increase in unrealized loss on investment securities, a $0.3 million decrease in income from discontinued operations – net of tax, a $0.1 million increase in income tax expense, offset by a $4.0 million increase in net interest income on the investment portfolio and loans held in securitization trusts, a $1.5 million decrease in general, administrative and other expenses, an increase of $0.7 million in net realized gain on securities, an increase of $0.3 million in income from investment in limited partnership and limited liability company, and a $0.3 million decrease in provision for loan loss for the loans held in securitization trusts. The increase in net interest income during the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010, was primarily driven by a 352 basis point increase in net interest income spread, which was mainly due to the performance of our Midway Residential Mortgage Portfolio. The $8.0 million increase in unrealized loss results primarily from mark to market adjustments on the investment securities and related hedges we hold in our Midway Residential Mortgage Portfolio. The Company continues to believe the Midway Residential Mortgage Portfolio will contribute significant net interest income in the future and that the unrealized losses on the Midway Residential Mortgage Portfolio assets during the 2011 third quarter are temporary in nature and should improve over time as the markets digest the current markets events.

 Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
General, Administrative and Other Expenses:	2011	2010	% Change		2011	2010	% Change
Salaries and benefits	$414	$510	(18.8	) %	$1,326	$1,327	(0.1	) %
Professional fees	310	320	(3.1	) %	1,075	905	18.8%
Management fees	(466)	979	(147.6	) %	2,669	2,183	22.3%
Other	459	413	11.1%		1,394	1,770	(21.2	) %
Total	$717	$2,222	(67.7	) %	$6,464	$6,185	4.5%

The general, administrative and other expenses decrease of $1.5 million for the quarter ended September 30, 2011 as compared to the same period in 2010 was due primarily to a $1.4 million decrease in incentive management fees, which is primarily related to the performance of assets managed by Midway, and a $0.1 million decrease in salaries and benefits.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency RMBS and non-Agency RBMS, prime ARM loans held in securitization trusts, loans held for investment, loans held for sale, CLOs, and U.S. Treasury securities (our “Interest Earning Assets”).  The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies.  Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on Eurodollar and other derivative futures in our Midway Residential Mortgage Portfolio, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations.  The following tables set forth the changes in net interest income, yields earned on our Interest Earning Assets and rates on financing arrangements for each of the three and nine months ended September 30, 2011 and 2010, respectively (dollar amounts in thousands, except as noted):

	For the Three Months Ended September 30,
	2011			2010
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($ Millions)			($ Millions)
Interest income:
Interest income	$369.8	$7,431	8.04%	$343.5	$4,536	5.29%

Interest expense:
Investment securities and loans	$320.9	$732	0.89%	$286.3	$1,211	1.66%
Subordinated debentures	45.0	471	4.10%	45.0	563	4.90%
Convertible preferred debentures	—	—	—%	20.0	537	10.51%
Interest expense	$365.9	1,203	1.29%	$351.3	2,311	2.57%
Net interest income		$6,228	6.75%		$2,225	2.72%

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($ Millions)			($ Millions)
Interest income:
Interest income	$340.6	$17,607	6.89%	$387.5	$15,942	5.49%

Interest expense:
Investment securities and loans	$295.5	$2,161	0.98%	$316.0	$3,887	1.62%
Subordinated debentures	45.0	1,407	4.17%	45.0	1,995	5.82%
Convertible preferred debentures	—	—	—%	20.0	1,737	11.41%
Interest expense	$340.5	3,568	1.40%	$381.0	7,619	2.63%
Net interest income		$14,039	5.49%		$8,323	2.86%

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

 Comparative Net Interest Income―Interest Earning Assets

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures and convertible preferred debentures:

Quarter Ended	Average Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)	Constant Prepayment Rate (CPR) (6)
September 30, 2011	$369.8	4.47%	8.04%	0.89%	7.15%	10.8%
June 30, 2011	$341.7	4.28%	7.59%	0.94%	6.65%	8.8%
March 31, 2011	$310.2	3.19%	4.76%	1.08%	3.68%	9.6%
December 31, 2010	$318.0	3.24%	4.98%	1.45%	3.53%	13.8%
September 30, 2010	$343.5	3.76%	5.29%	1.66%	3.63%	21.1%
June 30, 2010	$393.8	4.22%	5.28%	1.58%	3.70%	20.5%
March 31, 2010	$425.1	4.50%	5.85%	1.60%	4.25%	18.6%
December 31, 2009	$476.8	4.75%	5.78%	1.45%	4.33%	18.1%

(1)	Our average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

The following tables reconcile our GAAP Net Interest Spread for our portfolio of Interest Earning Assets for the three months ended September 30, 2011 and December 31, 2010, respectively, to our non-GAAP measure of Net Interest Spread―Core Interest Earning Assets. We acquired our unconsolidated investment in a limited partnership during the third and fourth quarters of 2010 and our investment in a limited liability company during the second quarter of 2011:

Quarter Ended September 30, 2011	Average Core Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Core Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread – Interest Earning Assets	$369.8	4.47%	8.04%	0.89%	7.15%
Investment in Limited Partnership	$11.2	7.59%	11.27%	—%	11.27%
Investment in Limited Liability Company	$5.4	6.12%	13.06%	—%	13.06%
Net Interest Spread – Core Interest Earning Assets	$386.4	4.53%	8.20%	0.89%	7.31%
Quarter Ended September 30, 2010	Average Core Interest Earning Assets (1) ($ millions)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Core Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread – Interest Earning Assets	$343.5	3.76%	5.29%	1.66%	3.63%
Investment in Limited Partnership	$4.0	8.06%	14.82%	—%	14.82%
Net Interest Spread – Core Interest Earning Assets	$347.5	3.83%	5.37%	1.66%	3.71%

(1)	Our average Core Interest Earning Assets is calculated each quarter as the daily average balance of our Core Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. We recognize the need to have funds available for our operating businesses and to meet these potential cash requirements. Our investments and assets generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. We intend to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.  At September 30, 2011, we had cash balances of $11.7 million. The reduction in cash and cash equivalents from $19.4 million at December 31, 2010 reflects the deployment of capital to our Midway Residential Mortgage Portfolio and commercial mortgage strategies. In addition, the Company has $37.4 million in unencumbered securities, including $25.0 million of RMBS, of which $20.2 million are Agency RMBS, and borrowings of $111.5 million under outstanding repurchase agreements. In addition, there is $11.0 million in restricted cash available to meet additional margin calls as it relates to the repurchase agreements. The increase in repurchase agreement borrowing is primarily due to our increased funding of the Midway Residential Mortgage Portfolio and our use of additional leverage during the quarter. At September 30, 2011, we also had longer-term debt, including CDOs outstanding of $203.1 million and subordinated debt of $45.0 million. The CDOs are collateralized by the mortgage loans held in securitization trusts. Based on our current investment portfolio, new investment initiatives, leverage ratio and available borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Our leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.5 to 1. We have continued to utilize significantly less leverage than our previously targeted leverage due to the ongoing repositioning of our investment portfolio to a more diversified portfolio that includes elements of credit risk with reduced leverage.

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

During the quarter ended September 30, 2011, we invested an additional $5.0 million in our Midway Residential Mortgage Portfolio. As of September 30, 2011, we have provided $39.5 million to the Midway Residential Mortgage Portfolio including $5.0 million of proceeds from our recent public offering and have also provided an initial $6.9 million to RBCM, marking the commencement of investments under our commercial mortgage strategy. We plan to provide an additional $15.1 million of funding to RBCM during November 2011 to acquire certain K-015 Series’ assets. See “–Recent Developments – Investment in Multi-Family Loan Securitization Assets.” We anticipate contributing additional capital to these strategies in the future, such that the investment in these strategies will become significant contributors to our revenues and earnings and will represent a significant portion of our total assets in the future. The Company intends to fund their investments in the Midway Residential Mortgage Portfolio and RBCM through either working capital liquidity or proceeds from capital market transactions or a combination thereof.

We have outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio.  Interest rate changes can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a significant loss.

We enter into interest rate swap agreements as a mechanism to reduce the interest rate risk of the RMBS portfolio.  At September 30, 2011, we had $27.9 million in notional interest rate swaps outstanding.  Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity.   At September 30, 2011, the Company pledged $0.6 million in cash margin to cover decreased valuations for our interest rate swaps.  The weighted average maturity of the swaps was 0.9 years at September 30, 2011.

Similarly, we use Eurodollar or other futures contracts to hedge interest rate risk associated with our Midway Residential Mortgage Portfolio. With respect to futures contracts, initial margin deposits will be made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. We may be required to satisfy variation margin payments periodically, depending upon whether unrealized gains or losses are incurred. For the three and nine months ended September 30, 2011, respectively, we recorded net realized losses of $0.9 million and $1.1 million, respectively, and net unrealized losses of $1.4 million and $3.1 million, respectively, in our Eurodollar futures contracts. The Eurodollar futures consist of 2,867 contracts with expiration dates ranging between December 2011 and September 2014 and have a fair market value derivative liability of $3.1 million. There were no realized or unrealized gains of losses from Eurodollars for the same periods in 2010. The Eurodollar futures swap equivalents in our Midway Residential Mortgage Portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations.

We also use TBAs to hedge interest rate risk and spread risk associated with our Midway Residential Mortgage Portfolio. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. For the three and nine months ended September 30, 2011, respectively, we recorded net realized gains of $1.1 million. For the three and nine months ended September 30, 2011, respectively, we recorded no net unrealized gains. There were no realized or unrealized gains or losses from TBAs for the same periods in 2010. As of September 30, 2011, the fair value of TBAs held in our Midway Residential Mortgage Portfolio amounted to $74.1 million.

We also use U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk and the aggregate risk of prepayments associated with our Midway Residential Mortgage Portfolio. For the three and nine months ended September 30, 2011, respectively, we recorded net realized gains from U.S. Treasury securities of approximately $29,000 and $267,000, respectively, and $0 unrealized gains. For the three and nine months ended September 30, 2011, respectively, we recorded net realized gains from U.S. Treasury futures and options of $2.4 million and $2.9 million, respectively, and net unrealized gains of $0.6 million and $0.5 million. There were no realized or unrealized gains or losses from U.S. Treasury securities, U.S. Treasury futures or options for the same periods in 2010.

We also own approximately $3.8 million of loans held for sale, which are included in discontinued operations.  Our inability to sell these loans at all or on favorable terms could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss.  Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. Most recently, we have addressed these requests by negotiating a net cash settlement based on the actual or assumed loss on the loan in lieu of repurchasing the loans. The Company periodically receives repurchase requests, each of which management reviews to determine, based on management’s experience, whether such request may reasonably be deemed to have merit. As of September 30, 2011, we had a total of $2.0 million of unresolved repurchase requests that management concluded may reasonably be deemed to have merit, against which we had a reserve of approximately $0.3 million.

On September 20, 2011, we declared a 2011 third quarter cash dividend of $0.25 per common share, a $0.03 per share increase over the dividend we declared and paid for the 2011 second quarter. The dividend was paid on October 25, 2011 to common stockholders of record as of September 30, 2011. These dividends were paid out of the Company’s working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board of Directors declares a dividend.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize or avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to minimize or avoid corporate income tax and the nondeductible excise tax. At December 31, 2010, the Company had approximately $58 million of net operating loss carryforwards that will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company has undergone an ownership change within the meaning of IRC section 382 that will limit the net loss carryforwards to be used to offset future taxable income to $660,000 per year, which will cause a significant amount of the Company’s net operating loss to expire unused.

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

For the three and nine months ended September 30, 2011, HCS earned aggregate base advisory and consulting fees of approximately $0.3 million and $0.8 million, respectively, and incentive fees of approximately $0.1 million and $1.6 million, respectively. As of September 30, 2011, HCS was managing approximately $36.7 million of assets on the Company’s behalf. As of September 30, 2011 and December 31, 2010, the Company had a management fee payable to HCS totaling $0.4 million and $0.7 million, respectively, included in accrued expenses and other liabilities.

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

For the three months ended September 30, 2011, Midway earned base management and incentive fees of approximately $140,000 and $0, respectively. For the nine months ended September 30, 2011, Midway earned base management and incentive fees of approximately $272,000 and $0, respectively.

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

For the three and nine months ended September 30, 2011, RiverBanc earned management fees of approximately $26,000 and $37,000, respectively.

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

●	Interest rate risk
●	Liquidity risk
●	Prepayment risk
●	Credit risk
●	Fair value risk

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

We seek to manage interest rate risk in the portfolio by utilizing interest rate swaps, caps, Eurodollar and other futures, options and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, are less than one year. In addition, we utilize TBAs to mitigate the risks on our long Agency RMBS positions in our Midway Residential Mortgage Portfolio, particularly our IOs.

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

Based on the results of the model, instantaneous changes in interest rates would have the following effect on net interest income for the nine months ended September 30, 2011 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(152)
+100	$(214)
-100	$(3,120)

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets due to either borrower defaults, or a counterparty failure. Our portfolio of loans held in securitization trusts as of September 30, 2011 consisted of approximately $212.4 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated by our subsidiary, HC, prior to our exit from the mortgage lending business. These are predominately high-quality loans with an original average loan-to-value (“LTV”) ratio at origination of approximately 70.4%, and an original average borrower FICO score of approximately 729. In addition, approximately 64.4% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of September 30, 2011, we owned approximately $4.9 million of non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 89.5% of current par value as of September 30, 2011.  Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS.  In addition, as of September 30, 2011 we own approximately $22.7 million of notes issued by a CLO at a discounted purchase price equal to 25.5% of par.  The securities are backed by a portfolio of middle market corporate loans.

Fair Value Risk

Changes in interest rates also expose us to market risk that the market value (fair value) on our assets may decline. While the fair value of all of our current assets that are measured on a recurring basis are determined using Level 2 fair values, we have owned in the past and may own in the future certain financial instruments for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of September 30, 2011, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair value of mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans. Due to significant market dislocation over the past few years, secondary market prices were given minimal weighting in determining the fair value of these loans at September 30, 2011 and December 31, 2010.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of September 30, 2011, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amount in thousands)
+200	$(10,892)	3.17 years
+100	$(5,024)	1.89 years
Base	—	0.25 years
-100	$(2,267)	(1.10) years

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

We are at times subject to various legal proceedings arising in the ordinary course of our business. As of the date of this report, we do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations, financial condition or cash flows.

Item 1A.  Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2010, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Concerns regarding downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. Government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already. Because of the unprecedented nature of negative credit rating actions with respect to U.S. Government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“EU”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of EU members. These factors could have an adverse effect on our business, financial condition and liquidity.

Maintenance of our Investment Company Act exclusion imposes limits on our operations.

We have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exclusions under the Investment Company Act that are applicable to us. To maintain the exclusion, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release suggests that the SEC may modify the exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. If the SEC acts to narrow the availability of, or if we otherwise fail to qualify for, our exclusion, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have a material adverse effect on our operations and the market price of our common stock.

Our target assets and other asset classes we may pursue in the future include structured Agency RMBS, including CMOs, IOs (including Inverse IOs) and POs. Although structured Agency RMBS are generally subject to the same risks as the Agency RMBS whole pool pass-through certificates, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.

Our target assets and other asset classes we may pursue in the future include certain types of structured Agency RMBS, including CMOs, IOs and POs, which are securitizations (i) issued by Fannie Mae, Freddie Mac or Ginnie Mae, (ii) that are collateralized by Agency RMBS and (iii) that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in Agency RMBS whole pool pass-through certificates. For example, certain types of structured Agency RMBS, such as POs or the  IOs we invest in, are more sensitive to prepayment risks than Agency RMBS whole pool pass-through certificates. Because we invest in certain of these structured RMBS, our overall portfolio and results of operations may be more sensitive to prepayment risk.

Increased levels of prepayments on the mortgages underlying our structured Agency RMBS, particularly IOs, might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

When we acquire structured Agency RMBS, such as IOs, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying our structured Agency RMBS are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of our IOs are extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. Agency IOs currently comprise a large percentage of our interest earning assets. Therefore, if the mortgage loans underlying our IOs are prepaid, such securities would cease to have any value, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 4, 2011	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Fredric S. Starker
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

4.3(b) 31.1 31.2 32.1 Exhibit 101.INS XBRL Exhibit 101.SCH XBRL Exhibit 101.CAL XBRL Exhibit 101.DEF XBRL Exhibit 101.LAB XBRL Exhibit 101.PRE XBRL
Form of Series A Cumulative Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008).
Section 302 Certification of Chief Executive Officer.*
Section 302 Certification of Chief Financial Officer.*
Section 906 Certification of Chief Executive Officer and Chief Financial Officer.**
Instance Document ***
Taxonomy Extension Schema Document ***
Taxonomy Extension Calculation Linkbase Document ***
Taxonomy Extension Definition Linkbase Document ***
Taxonomy Extension Label Linkbase Document ***
Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 ( Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Unaudited Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.