Form 10-K
period 2011-12-31
NEW YORK MORTGAGE TRUST INC
filed 2012-03-12
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was $58,675,038.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on March 8, 2012 was 13,938,273.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Where Incorporated
Part III, Items 10-14
1.
Portions of the Registrant's Definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders scheduled for May 2012 to be filed with the Securities and Exchange Commission by no later than April 30, 2012.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

PART I
Item 1.    BUSINESS

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only (collectively “IOs”), and principal only (“POs”) mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; and “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans.

General

We are a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments sourced from distressed markets over the previous two years that create the potential for capital gains as well as more traditional types of mortgage-related investments, such as Agency ARMs and Agency IOs, that generate interest income.

We were formed in 2003 and commenced operations as a vertically integrated mortgage origination and portfolio investment manager in 2004 upon the completion of our initial public offering. Facing increasingly difficult operating conditions, we elected to exit the mortgage origination business in 2007 to preserve our capital and focus on our existing mortgage securities portfolio. In January 2008, we engaged an affiliate of JMP Group, Inc., Harvest Capital Strategies LLC (“HCS”), to serve as our investment advisor for the purpose of helping us increase our capital base and source certain types of alternative investments or nontraditional mortgage related investments that could provide significant net realized capital gains. Concurrent with our entry into this advisory relationship, we sold $20 million of preferred stock to JMP Group Inc. and certain affiliates, thereby providing a significant boost to our capital base. Shortly thereafter, we completed a $60 million private placement of our common stock.

Beginning in 2009 and continuing into 2010, we invested in several alternative assets, including a collateralized loan obligation (“CLO”), non-agency RMBS, individual loans and distressed residential single family loans. The CLO investment, which was purchased for approximately $0.20 on the dollar for a total investment of $9.0 million, has, from inception of our investment in these securities to December 31, 2011, contributed over $4.7 million in realized gains to us, $12.5 million in unrealized book value appreciation and has made a significant contribution to our net interest margin. The non-agency RMBS investment was sourced in mid 2009 and mostly sold in 2010 resulting in net realized capital gains of $4.8 million and returning approximately 29.8% on invested capital. In 2010, we invested $19.4 million in a limited partnership that acquired and managed a pool of distressed residential single family loans having an aggregate principal balance of $28.4 million, of which we have disposed of $17.8 million (as of December 31, 2011) for a cumulative net realized capital gain of $1.3 million as of December 31, 2011. We expect to dispose of the remaining portion of this investment in 2012. These investments have contributed significantly to the improvement in our book value, which has increased from $4.21 at December 31, 2008 to $6.12 at December 31, 2011, as well as an increased annual cash dividend paid to our stockholders.

Since 2009, we have endeavored to build a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks is best suited to delivering stable cash flows over various economic cycles. In 2011, we refined our investment strategy from one focused on a broad range of alternative assets sponsored by HCS to an investment strategy focused on residential and multi-family loans and securities. In connection with this focus, we entered into separate investment management agreements with The Midway Group, L.P. (“Midway”) and RiverBanc, LLC (“RiverBanc”) to provide investment management services with respect to certain of our investment strategies, including our investments in Agency RMBS comprised of IOs, which we sometimes refer to as Agency IOs, and CMBS backed by commercial mortgage loans on multi-family properties, which we refer to as multi-family CMBS with our investment focus having moved away from the alternative assets sourced by HCS and an improved capital structure, our Board of Directors determined in December 2011 to terminate the advisory agreement with HCS resulting in a one-time charge of approximately $2.2 million.

We believe we are well positioned heading into 2012 with seasoned investment managers, a focused residential strategy and an investment pipeline that we expect will produce long-term stable returns over diverse economic conditions. Our targeted assets currently include:

•	Agency RMBS consisting of adjustable-rate and hybrid adjustable-rate RMBS, which we sometimes refer to as Agency ARMs, and Agency IOs; and

•	multi-family CMBS.

Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations (“CMOs”), residential mortgage loans and certain commercial real estate-related debt investments.

We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on our income generated in our TRSs.

The financial information requirements required under this Item 1 may be found in our consolidated financial statements beginning on page F-1 of this Annual Report.

Recent Developments

Investments in Multi-Family Loan Securitization Assets

We purchased the majority of the privately placed first loss security from the Freddie Mac Multifamily Loan Securitization Series 2011-K015 (the “K-015 Series”) in November 2011. In addition, we invested in an IO strip off of the K-015 Series. At December 31, 2011, our total investment in these K-015 Series’ assets was approximately $15.1 million. We used a portion of the net proceeds from our underwritten public offering in December 2011 to repay the short-term financing used by us to initially fund a portion of the investment in the K-015 Series. We funded the balance of the purchase price from working capital. The K-015 Series is backed by approximately 91 multi-family properties with mortgages totaling $1.2 billion.

On December 30, 2011, we acquired 100% of the privately placed first loss security from the Freddie Mac Multifamily Loan Securitization Series 2011-K03 (the “K-03 Series”) in the secondary market. We funded 50% of these multi-family CMBS assets on January 4, 2012 and the balance on February 1, 2012. Our total investment to date in the K-03 Series’ assets is approximately $21.7 million, which was funded through a combination of working capital and short-term financing. The K-03 Series is backed by approximately 62 multi-family properties with mortgages totaling $1.1 billion. As of March 5, 2012, our total investment in the multi-family CMBS sector equals approximately $41.2 million, all of which was sourced for us by RiverBanc.

Termination of Advisory Agreement

On December 30, 2011, we entered into a Notice of Termination and Letter Agreement, or Termination Agreement, with HCS pursuant to which we terminated the Amended and Restated Advisory Agreement (the “HCS Advisory Agreement”) between HCS and us effective as of December 31, 2011. Pursuant to the Termination Agreement, we agreed to pay HCS a termination fee equal to approximately $2.2 million, which we recorded as an expense in our statement of operations for the year ended December 31, 2011. We expect that the termination of the HCS Advisory Agreement will eliminate approximately $1.0 million of general and administrative expenses in our 2012 fiscal year and thereafter. Pursuant to the terms of the HCS Advisory Agreement, we will continue to pay incentive compensation to HCS with respect to all assets of our company that were managed by HCS at December 31, 2011  (the “Incentive Tail Assets”) until such time as the Incentive Tail Assets are disposed of by us or mature. Prior to termination, at December 31, 2011, HCS managed approximately $34.0 million of assets under the terms of the HCS Advisory Agreement.

Amendment to Midway Management Agreement

On March 9, 2012, we entered into a First Amendment (the “Midway Amendment”) to Investment Management Agreement (as amended, the “Midway Management Agreement”) with Midway pursuant to which we amended the manner in which the incentive fee payable to Midway under the Midway Management Agreement shall be calculated and provide for the payment of equity compensation to Midway. Specifically, the Midway Amendment (i) raises the “high water mark” to 11%, (ii) reduces the incentive fee to 35% of the dollar amount by which adjusted net income (as defined in the Midway Management Agreement) exceeds the hurdle rate, (iii) reduces the hurdle rate to an annual 12.5% rate of return on invested capital, (iv) provides that the incentive fee will be calculated on a rolling 12-month basis, (v) amends the definition of adjusted net income (to the definition set forth under “―Our External Managers―The Midway Management Agreement”), (vi) provides that, upon mutual agreement of the parties, a portion of each incentive fee payable to Midway under the Midway Management Agreement may be paid in shares of our common stock, and (vii) provides for the grant, on or about the date of the Midway Amendment, of 213,980 shares of restricted stock to Midway that will vest annually in one-third increments beginning on December 31, 2012. Pursuant to the Midway Amendment, which is retroactively effective as of January 1, 2012, the initial term of the Midway Management Agreement will now expire on December 31, 2013.

For a description of the material terms of the Midway Management Agreement (as amended), see “―Our External Managers―The Midway Management Agreement” below.

Our Investment Strategy

We intend to continue our strategy of building a residential portfolio that includes elements of both interest rate and credit risk by focusing our investments on leveraged Agency RMBS, which we expect will include both Agency ARMs and Agency IOs, while also expanding our investments in “credit residential” assets, which we define as multi-family CMBS and other commercial real estate-related debt investments. At the same time we pursue these targeted assets, we will continue to actively manage our existing assets. Prior to deploying capital to any of our targeted asset classes, our management team will consider, among other things, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset, the related capital requirements, liquidity, the costs of financing, hedging, and managing the asset, relative value, expected future interest rate volatility and future expected changes to credit spreads.

Our investment strategy does not, subject to our continued compliance with applicable REIT tax requirements and the maintenance of our exemption from the Investment Company Act, limit the amount of our capital that may be invested in any of these investments or in any particular class or type of assets. Thus, our future investments may include asset types different from the targeted or other assets described in this report. The investment and capital allocation decisions of our company and our external managers depend on prevailing market conditions and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our capital that will be invested in any particular investment at any given time.

For more information regarding our portfolio as of December 31, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investments in Agency RMBS

We intend to achieve more stable cash flows on our collective investments in Agency RMBS across various market cycles, including, various interest rate, yield curve and prepayment cycles, primarily through investments in both Agency ARMs and Agency IOs. Our Agency ARMs consist of whole pool pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae or Freddie Mac, which are backed by ARMs or hybrid ARMs. Our current portfolio of Agency ARMs has interest reset periods generally less than two years and an average seasoning of approximately four years. We believe this amount of seasoning better protects the securities from delinquency buyouts by Fannie Mae or Freddie Mac and provides better overall prepayment behavior profiles.

Agency IOs are securities that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Agency IOs allow us to make a direct investment in borrower prepayment trends in the current market environment. However, Agency IOs also introduce increased risk as these securities have no underlying principal cash flows, which will cause them to underperform in high prepayment environments as future interest payments will be reduced as a direct result of prepayments. Our investments in Agency IOs and related hedging and borrowing activities are managed by Midway, which serves as one of our external managers pursuant to the Midway Management Agreement. We sometimes refer to these investments and related hedging and borrowing activities as our Agency IO strategy. For information regarding Midway’s management of certain of our assets and the Midway Management Agreement, see “―Our External Managers―The Midway Group, L.P.” below.

It should be noted that the guarantee provided by the GSEs on Agency RMBS issued by them does not protect us from prepayment risk. Moreover all of our Agency RMBS are at risk to new or modified government-sponsored homeowner stimulus programs that may induce unpredictable and excessively high prepayment speeds resulting in accelerated premium amortization and reduced net interest margin, both of which could materially adversely affect our business, financial condition and results of operations.

Investments in Multi-Family CMBS and Other Credit Residential Assets

Our investments in credit residential assets has focused on CMBS comprised of the first loss security of multi-family CMBS series that are issued by Freddie Mac, primarily in the form of POs. Our investments in the privately placed first loss securities from two separate multi-family CMBS securitizations by Freddie Mac, as described above under “―Recent Developments,” is an example of the multi-family CMBS investments we intend to pursue in 2012 and beyond. Each first loss piece represents approximately 7.5% of the overall securitization which totals approximately $1.0 -$1.2 billion in multi-family residential loans consisting of between 70 – 100 individual properties diversified across a wide geographic footprint. All loans have been underwritten to Freddie Mac underwriting guidelines and standards, however our securities are not guaranteed by Freddie Mac.

We also may invest in other commercial real estate-related debt investments, such as mezzanine loans and preferred equity investments in commercial properties. In the event we do pursue investments of this type in the future, we anticipate focusing on middle market opportunities with investment increments as low as $2 million secured by properties valued at $10 million or greater. We also may participate in structured investments such as the acquisition of seasoned or distressed commercial loan portfolios. Our multi-family CMBS and other commercial real estate-related debt assets are managed by our other external investment manager, RiverBanc. For more information regarding RiverBanc, see “―Our External Managers―RiverBanc” below.

Our current portfolio also includes prime ARM loans held in securitization trusts, which are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased from third parties, that we securitized in 2005. These loans are substantially prime full documentation interest only hybrid ARMs on residential properties and are all first lien mortgages. We maintain the ownership trust certificates, or equity, of these securitizations, which includes rights to excess interest, if any, and also take an active role in managing delinquencies and default risk related to the loans.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term borrowings or repurchase agreements, collateralized debt obligations and long term subordinated debt. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions. Currently, the Company targets an 8 to 1 maximum leverage ratio for Agency ARMs, a 2 to 1 maximum leverage ratio for Agency IOs and a maximum ratio of 3 to 1 for all other securities. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

We primarily rely on repurchase agreements to fund our Agency RMBS portfolio. Repurchase agreements provide us with short-term borrowings (typically 30 days) that bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments on the mortgages underlying our pledged securities. Interest rates and haircuts will depend on the underlying collateral pledged. In the case of Agency ARMs, we anticipate targeting a leverage ratio in the range of 6:1 to 8:1, while in the case of Agency IOs, we expect to target a significantly lower leverage ratio of 2:1, provided, however, that in each case, there may be occasional short-term increases or decreases in the amount of leverage used due to significant market events, and we may change our leverage strategy at any time. To calculate our leverage ratio, we divide our outstanding indebtedness under repurchase agreements collateralized by our investment securities divided by stockholders’ equity.

With respect to our investments in multi-family CMBS and other commercial mortgage debt-related investments, we intend to finance our investment in these assets through working capital and, subject to market conditions, both short-term and long-term borrowings, such as repurchase agreement borrowings with terms of one year or less or longer term structured debt financing, preferred equity or any combination thereof.

At December 31, 2011, we finance our prime ARM loans held in securitization trusts with approximately $200.0 million of collateralized debt obligations (“CDOs”) that were issued in securitization transactions we completed in 2005. Finally, due in most cases to market conditions or the characteristics of the underlying collateral, we have primarily financed those assets on our balance sheet that fall outside of our targeted assets and excluding the prime ARM loans held in securitization trusts, with available cash from our balance sheet.

For more information regarding our outstanding borrowings and debt instruments at December 31, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our Hedging Strategy

We intend to use hedging instruments in conjunction with our investment portfolio to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate futures and options on interest rate futures, mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs, and U.S. Treasuries.

We use interest rate swaps and Euro-dollar futures to hedge interest rate repricing mismatches between certain of our investments and the related borrowings. For example, the interest coupon reset period or our Agency RMBS is typically greater than the repricing period for the related liabilities, which is usually 30 days. We typically would use interest rate swaps or Euro-dollar futures to extend the liability repricing date to more closely approximate the related asset.

We commonly use TBA transactions to hedge interest rate and basis risks associated with our Agency IOs. Pursuant to our TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received, as applicable, is not identified until shortly before the TBA settlement date. We typically do not take delivery of TBAs but, rather, settle with our trading counterparties on a net basis. By utilizing TBA transactions, we expect to reduce changes in portfolio values due to changes in interest rates. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk. We typically conduct TBA and other hedging transactions through one of our TRSs.

In connection with our hedging strategy, we, together with our external managers, utilize a model based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market scenarios. Such as, shifts in interest rates, changes in prepayments and other factors impacting the valuations of our assets and liabilities. However, given the uncertainties related to prepayment rates, it is not possible to perfectly lock-in a spread between the earnings asset yield and the related cost of borrowings. Moreover, the cash flows and market values of certain types of structured Agency RMBS, such as the IOs we invest in, are more sensitive to prepayment risks than other Agency RMBS. Nonetheless, through active management and the use of evaluative stress scenarios, we believe that we can mitigate a significant amount of both value and earnings volatility.

Our External Managers

The Midway Group, L.P.

A portion of our Agency RMBS portfolio is externally managed and advised by Midway pursuant to the Midway Management Agreement. Midway was founded in 2000 by Mr. Robert Sherak, a mortgage industry veteran with more than 25 years experience, to serve as investment manager to the Midway Market Neutral Fund LLC, a private investment fund. Midway has a greater than 10-year history of managing a hedged portfolio of mortgage-related securities.

Midway is responsible for administering the business activities and day-to-day operations of our investments in Agency IOs, which represent the right to receive the interest portion of the cash flow from a pool of mortgage loans, issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and certain derivative instruments. These responsibilities include arranging and coordinating the purchase and sale of various investment assets and the financing and hedging associated with such assets, with direct oversight from our management team. Midway also may invest from time to time in, among other things, Agency RMBS consisting of pass-through certificates, CMOs, and POs and non-agency RMBS (which may include IOs and POs). As part of its investment process, we expect that Midway will analyze significant amounts of data regarding the historical performance of mortgage-related securities transactions and collateral over various market cycles.

Midway has established portfolio management resources for the investment assets described above and an established infrastructure supporting those resources. We expect that we will benefit from Midway’s highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community and operational expertise. Moreover, during its more than ten year history of investing in this space, we believe Midway has developed strong relationships with a wide range of dealers and other market participants that provide Midway access to a broad range of trading opportunities and market information.

As of December 31, 2011, we had allocated approximately $39.5 million of capital to investments managed by Midway.

The Midway Management Agreement

We entered into an investment management agreement with Midway on February 11, 2011, as amended on March 9, 2012. The Midway Management Agreement has a current term that expires on December 31, 2013, and will be automatically renewed for successive one-year terms thereafter unless a termination notice is delivered by either party to the other party at least six months prior to the end of the then current term. Pursuant to the Midway Management Agreement, Midway implements our Agency IO investment strategy and related hedging and borrowing activities and has complete discretion and authority to manage these assets and related hedging and borrowing activities, subject to compliance with the written investment guidelines included in the Midway Management Agreement and the other terms and conditions of the Midway Management Agreement, including our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act. During the initial term of the Midway Management Agreement, Midway has agreed not to establish a separate account with any other publicly-listed residential or commercial mortgage REIT. Midway will provide performance reports to us on a monthly basis with respect to the performance of the assets under their management.

The following table summarizes the fees that we pay to Midway pursuant to the Midway Management Agreement. We will reimburse Midway for all transaction costs and expenses incurred in connection with the management and administration of the assets and liabilities managed on our behalf by Midway.

Type	Description

Base management fee
We pay a base management fee monthly in arrears in a cash amount equal to the product of (i) 1.50% per annum of our invested capital in the assets managed by Midway as of the last business day of the previous month, multiplied by (ii) 1/12th.

Incentive fee	In addition to the base management fee, Midway will be entitled to a quarterly incentive fee (the “Midway Incentive Fee”) that is calculated quarterly and paid in cash in arrears. The Midway Incentive Fee is subject to a high water mark equal to an 11% return on our invested capital in assets managed by Midway (the “High Water Mark”), and shall be payable in an amount equal to the excess, if any, of (i) 35% of the dollar amount by which adjusted net income (as defined below) attributable to the assets managed by Midway, on a rolling 12-month basis and before accounting for the Midway Incentive Fee, exceeds an annual 12.5% rate of return on invested capital (the “Hurdle Rate”) over (ii) the sum of the Midway Incentive Fees paid or accrued for each of the three immediately preceding fiscal quarters (or, in the case of the first three quarters of 2012 only, the sum of the Midway Incentive Fees for the one or two immediately preceding quarters commencing January 1, 2012). The return rate for each rolling 12-month period (the “Calculation Period”) shall be determined by dividing (i) the adjusted net income for the Calculation Period by (ii) the weighted average of our invested capital in assets managed by Midway during the Calculation Period; provided, however, that with respect to the first three quarterly periods commencing on January 1, 2012, adjusted net income will be calculated on the basis of each of the previously completed quarters on an annualized basis.

From time to time in the future and upon mutual agreement of the parties to the Midway Management Agreement, a portion of each Midway Incentive Fee payable to Midway may be paid in shares of our common stock. The specific terms and conditions for any issuance of our common stock as payment of a portion of any Midway Incentive Fee will be determined and approved by the parties prior to any such issuance.

Adjusted net income is defined as net income (loss) calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), including any unrealized gains and losses, after giving effect to certain expenses. All securities managed for us by Midway will be valued in accordance with GAAP.

Unlike the Hurdle Rate, which is calculated on a rolling 12 month basis, the High Water Mark is calculated on a calendar 12 month basis, and will reset every 24 months. The High Water Mark will be a static dollar figure that Midway will be required to recoup, to the extent there is a deficit in the prior High Water Mark calculation period before it is eligible again to receive a Midway Incentive Fee.

Equity Compensation
In addition to the base management and incentive fees provided for in the Midway Management Agreement, we agreed to issue 213,980 shares of restricted stock to Midway on or about the date of the Midway Amendment. The restricted shares vest annually in one-third increments beginning on December 31, 2012. In the event Midway terminates the Midway Management Agreement for any reason prior to the end of the restricted period, Midway will forfeit those restricted shares that have not vested at the time of the termination. All of the restricted shares will vest if we terminate the agreement for any reason. The restricted shares have voting rights and are entitled to receive dividends.

Although the assets and invested capital managed by Midway are held in an account that is wholly owned by our company, we may only redeem invested capital in an amount equal to the lesser of 10% of our invested capital managed by Midway or $10 million as of the last calendar day of the month upon not less than 75 days written notice, subject to our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act. Pursuant to the terms of the Midway Management Agreement, we are only permitted to make one such redemption request in any 75-day period.

RiverBanc LLC

In April 2011, we formed a relationship with RiverBanc, a privately owned investment management and specialty finance company founded by Kevin Donlon, for the purpose of investing in multi-family CMBS, such as Freddie Mac Multifamily Loan Securitization K-Series’ assets, and, to a lesser extent, other commercial real estate-related debt investments, such as mezzanine loans and preferred equity investments in commercial properties. Pursuant to an investment management agreement between RiverBanc and us (the “RiverBanc Management Agreement”), RiverBanc will source, structure and manage our investments in these asset classes.

RiverBanc Management Agreement

The RiverBanc Management Agreement has a term that will expire on April 5, 2013, subject to automatic annual one-year renewals thereafter. Pursuant to the terms of the RiverBanc Management Agreement, RiverBanc will receive a monthly base management fee in arrears in a cash amount equal to the product of (i) 1.50% per annum of our invested capital in one of our wholly-owned subsidiaries, RB Commercial Mortgage LLC (“RBCM”), as of the last business day of the previous month, multiplied by (ii) 1/12th. In addition, RiverBanc will be entitled to an incentive fee that is calculated quarterly and paid in cash in arrears. The incentive fee is based upon the average invested capital in RBCM during the fiscal quarter, subject to a high water mark equal to a 9% return on invested capital, and shall be payable in an amount equal to 35% of the dollar amount by which adjusted net income (as defined in the RiverBanc Management Agreement) attributable to the invested capital in RBCM, on a calendar 12-month basis and before accounting for any incentive fees payable to RiverBanc, exceeds an annual 12% rate of return on invested capital. We may terminate the RiverBanc Management Agreement or elect not to renew the agreement, subject to certain conditions and subject, in certain cases, to paying a termination fee equal to the product of (A) 24 and (B) the monthly base management earned by RiverBanc during the month immediately preceding the month in which the termination occurs.

As part of this transaction, subject to our funding of investments at various thresholds, we are eligible, through one of our TRSs, to receive an ownership interest in RiverBanc of up to 17.5%. As of March 1, 2012, we owned an approximately 7.5% ownership interest in RiverBanc.

Termination of HCS Advisory Agreement

As described above under “―Recent Developments―Termination of Advisory Agreement,” on December 30, 2011, we entered into a Termination Agreement, with HCS pursuant to which we terminated the HCS Advisory Agreement effective as of December 31, 2011. HCS had served as an external advisor to us and certain of our subsidiaries since January 2008 when we concurrently entered into an original advisory agreement with HCS (the “Prior Advisory Agreement”) and sold $20 million of our Series A Preferred Stock to JMP Group Inc. and certain of its affiliates in a private placement. We redeemed the $20 million of our Series A Preferred Stock in full on December 31, 2010.

Pursuant to the terms of the HCS Advisory Agreement, we will continue to pay incentive compensation to HCS with respect to all Incentive Tail Assets at December 31, 2011 until such time as the Incentive Tail Assets are disposed of by the Company or mature. Prior to termination, at December 31, 2011, HCS managed approximately $34.0 million of assets under the terms of the HCS Advisory Agreement, which consists mainly of CLOs. Incentive compensation on the Incentive Tail Assets is payable in an amount equal to 25% of the GAAP net income of certain of our subsidiaries that is attributable to the Incentive Tail Assets that exceeds a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year. The incentive fee is payable in cash, quarterly in arrears.

Pursuant to the terms of the Termination Agreement, HCS has agreed to provide us with transitional consulting services for a period of time upon request. The transitional consulting services will terminate effective upon the earlier of (i) the day immediately prior to our annual stockholders’ meeting in May or June 2012 (the “2012 Annual Meeting”) or (ii) a majority vote of our independent directors to terminate such transitional consulting services. As part of the transitional consulting services to be provided by HCS, James J. Fowler, an employee of HCS and the current Chairman of our Board of Directors, has agreed to continue to serve as a director and our Chairman until the earlier of (a) the 2012 NYMT Annual Meeting, (b) his successor is duly qualified and appointed by our Board of Directors or (c) he determines that his resignation is legally or for regulatory reasons advisable or appropriate under the circumstances. We commenced a search for a director to fill the opening that will be created upon Mr. Fowler’s departure during the first quarter of 2012, but have yet to appoint a successor.

HCS is a wholly-owned subsidiary of JMP Group Inc. As of December 31, 2011, JMP Group Inc. and certain of its affiliates collectively owned approximately 10.3% of our outstanding shares of common stock.

Conflicts of Interest with Our External Managers; Equitable Allocation of Opportunities

Each of Midway and RiverBanc manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose. In addition, we have in the recent past engaged in certain co-investment opportunities with an external manager or one of its affiliates and we may participate in future co-investment opportunities with our external managers or their affiliates. In these cases, it is possible that our interests and the interests of our external managers will not always be aligned and this could result in decisions that are not in the best interests of our company.

Each of Midway and RiverBanc has agreed that, when making investment allocation decisions between us and its other client accounts, it will, in the case of RiverBanc, allocate investments in a fair and equitable manner and, in the case of Midway, seek to allocate investment opportunities on an equitable basis and in a manner it believes is in the best interests of its relevant accounts. Since certain of our targeted assets are typically available only in specified quantities and since certain of these targeted assets will also be targeted assets for other accounts managed by or associated with our external managers, our external managers may not be able to buy as much of certain assets as required to satisfy the needs of all of its clients’ or associated accounts. In these cases, we understand that the allocation procedures and policies of our external managers would typically allocate such assets to multiple accounts in proportion to, among other things, the objectives, strategy, stage of development or needs of each account. Moreover, the investment allocation policies of Midway may permit departure from proportional allocation when the total allocation would result in an inefficiently small amount of the security being purchased for an account.  Although we believe that each of our external managers will seek to allocate investment opportunities in a manner which it believes to be in the best interests of all accounts involved and will seek to allocate, on an equitable basis, investment opportunities believed to be appropriate for us and the other accounts it manages or is associated with, there can be no assurance that a particular investment opportunity will be allocated in any particular manner.

Midway is authorized to follow broad investment guidelines in determining which assets it will invest in. Although our Board of Directors will ultimately determine when and how much capital to allocate to assets managed by Midway, we generally will not approve transactions in advance of their execution. As a result, because Midway has great latitude to determine the types of assets it may decide are proper investments for us, there can be no assurance that we would otherwise approve of these investments individually or that they will be successful. RiverBanc, meanwhile has complete discretion and authority to manage assets on our behalf subject to investment guidelines approved by the Board of Directors. However, our Board of Directors may elect to change the investment guidelines or waive them for various investments. In addition to conducting periodic reviews, we will rely primarily on information provided to us by our external managers. Complicating matters further, our external managers may use complex investment strategies and transactions, which may be difficult or impossible to unwind.

Pursuant to the terms of the Midway Management Agreement, we may only redeem invested capital in an amount equal to the lesser of 10% of the invested capital in assets managed by Midway or $10 million as of the last calendar day of the month upon not less than 75 days written notice, subject to our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act, and we are only permitted to make one such redemption request in any 75-day period. In the event of a significant market event or shock, we may be unable to effect a redemption of invested capital in greater amounts or at a greater rate unless we obtain the consent of Midway. Because a reduction of invested capital would reduce the base management fee under the Midway Management Agreement, Midway may be less inclined to consent to such redemptions.

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

Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ending December 31, 2012 and thereafter. Accordingly, the net interest income we earn on our assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by TRSs are subject to regular corporate income tax.

The benefit of REIT tax status is a tax treatment that avoids “double taxation,” or taxation at both the corporate and stockholder levels, that generally applies to distributions by a corporation to its stockholders. Failure to qualify as a REIT would subject us to federal income tax (including any applicable minimum tax) on our taxable income at regular corporate rates and distributions to its stockholders in any such year would not be deductible by us.

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

Qualified REIT Subsidiaries. A corporation that is a QRS is not treated as a corporation separate from its parent REIT. All assets, liabilities, and items of income, deduction, and credit of a “qualified REIT subsidiary” are treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A “qualified REIT subsidiary” is a corporation, all of the capital stock of which is owned by the REIT. Thus, in applying the requirements described herein, any “qualified REIT subsidiary” that we own will be ignored, and all assets, liabilities, and items of income, deduction, and credit of such subsidiary will be treated as our assets, liabilities, and items of income, deduction, and credit.

Taxable REIT Subsidiaries. A REIT is permitted to own up to 100% of the stock of one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. We have elected for each of Hypotheca Capital, LLC and New York Mortgage Funding, LLC to be treated as TRSs. Our TRSs are subject to corporate income tax on their taxable income.

Qualified REIT Assets. On the last day of each calendar quarter, at least 75% of the value of our assets (which includes any assets held through a QRS must consist of qualified REIT assets — primarily real estate, mortgage loans secured by real estate, and certain mortgage-backed securities (“Qualified REIT Assets”), government securities, cash, and cash items. We believe that substantially all of our assets are and will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% asset test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities (with an exception for securities of a QRS or of a TRS).  In addition, the aggregate value of our securities in TRSs cannot exceed 25% of our total assets. We monitor the purchase and holding of our assets for purposes of the above asset tests and seek to manage our portfolio to comply at all times with such tests.

We may from time to time hold, through one or more TRSs, assets that, if we held them directly, could generate income that would have an adverse effect on our qualification as a REIT or on certain classes of our stockholders.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 52 Vanderbilt Avenue, Suite 403, New York, New York, 10017 and our telephone number is (212) 792-0107. As of December 31, 2011, we employed three full-time employees.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Certain of the assets held in our investment portfolio, particularly RMBS, have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, our repurchase agreements and other borrowings typically provide for a payment reset period of 30 days or less.  In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the RMBS currently in our portfolio and shorter than the RMBS and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will generally not be sufficient to match the cost of all our liabilities against all of our investment securities. In the event we experience unexpectedly high or low prepayment rates on RMBS or other mortgage-related securities or loans, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

In addition, the RMBS we invest in may be backed by ARMs that are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on RMBS in our portfolio that are backed by ARMs. This problem is magnified for RMBS backed by ARMs and hybrid ARMs that are not fully indexed. Further, some RMBS backed by ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on RMBS backed by ARMs and hybrid ARMs may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

The market value of the interest-bearing assets in which we invest, most notably RMBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our interest-bearing assets.  A significant percentage of the securities within our investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available for sale securities, such as CLOs, will be reflected in stockholders’ equity. As a result, a decline in market values of certain of our investment securities may reduce the book value of our assets.  Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

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

Market values of our investments may also decline without any general increase in interest rates for a number of reasons, such as increases in defaults, actual or perceived increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, and widening of credit spreads. If the market values of our investments were to decline for any reason, the value of your investment could also decline.

A flat or inverted yield curve may adversely affect prepayment rates on and supply of RMBS in which we invest.

Our net interest income varies in substantial part as a result of changes in interest rates as well as changes in interest rates across the yield curve.  We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our RMBS to experience faster prepayments.  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid ARMs and ARMs, possibly decreasing the supply of the RMBS we seek to acquire.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than hybrid ARMs or ARM rates, further increasing prepayments on, and negatively impacting the supply of, RMBS.  Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets.  If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying RMBS is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, legislative and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. A significant percentage of the mortgage loans underlying our existing RMBS were originated in a relatively higher interest rate environment than currently in effect and, thus, could be prepaid if borrowers are eligible for refinancings.

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

The adverse effects of prepayments may impact us in various ways. First, particular investments, such as IOs, may experience outright losses in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to any hedges that we may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates, our business, financial condition and results of operations and ability to make distributions to our stockholders could be materially adversely affected.

Our targeted assets and other asset classes we may pursue in the future include various forms of structured Agency RMBS, including IOs, POs and CMOs. Although these assets are generally subject to the same risks as other Agency RMBS in our portfolio, certain types of risks may be enhanced depending on the type of structured Agency RMBS in which we invest.

Our target assets and other asset classes we may pursue in the future include various forms of structured Agency RMBS, including IOs, POs and CMOs, which are securitizations (i) issued by Fannie Mae, Freddie Mac or Ginnie Mae, (ii) that are collateralized by Agency RMBS and (iii) that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in other types of Agency RMBS. For example, the Agency IOs or POs we invest in, are more sensitive to prepayment risks than Agency ARMs. In addition, many support securities and securities purchased at a significant premium from certain CMO tranches are more sensitive to prepayment risk. Because a significant portion of our portfolio is invested in these assets, our overall portfolio and results of operations may be more sensitive to prepayment risk.

Increased levels of prepayments on the mortgages underlying our structured Agency RMBS, particularly Agency IOs, might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

When we acquire structured Agency RMBS, such as Agency IOs, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying our structured Agency RMBS are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of our Agency IOs is extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. Agency IOs currently comprise a large percentage of our interest earning assets. Therefore, if the mortgage loans underlying our Agency IOs are prepaid at a higher than anticipated rate, such securities would decline in value and provide less cash flow, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

During the second half of 2008, the U.S. Government, through the Federal Housing Authority, (“FHA”), and the Federal Deposit Insurance Corporation (“FDIC”), commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These and any future programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

In addition, in February 2009 the U.S. Treasury announced the Homeowner Affordability and Stability Plan, or HASP, which is a multi-faceted plan, intended to prevent residential mortgage foreclosures by, among other things:

•
allowing certain homeowners whose homes are encumbered by Fannie Mae or Freddie Mac conforming mortgages to refinance those mortgages into lower interest rate mortgages with either Fannie Mae or Freddie Mac;

•
creating the Homeowner Stability Initiative, which is intended to utilize various incentives for banks and mortgage servicers to modify residential mortgage loans with the goal of reducing monthly mortgage principal and interest payments for certain qualified homeowners; and

•	allowing judicial modifications of Fannie Mae and Freddie Mac conforming residential mortgage loans during bankruptcy proceedings.

In September 2011, the White House announced they are working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. In November 2011, the Federal Housing Financing Authority (“FHFA”) announced changes to the Home Affordable Refinance Program (“HARP”) that expands access to refinancing for qualified individuals and families whose homes have lost value, among other things, increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. There are many challenging issues to this program, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates.

On January 4, 2012, the U.S. Federal Reserve , or Federal Reserve, issued a white paper outlining additional ideas with regard to refinancings and loan modifications. It is likely that loan modifications would result in increased prepayments on some Agency RMBS and possibly some loans held in securitization trusts. These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS in which we invest and the prime ARM loans held in our securitization trusts.

Certain actions by the Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs by the Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The ongoing debt crisis in Europe could have an adverse effect on our business and liquidity.

During the past several years, several large European financial institutions have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries have also implemented interest rate cuts in response to the crisis. There is no assurance that these and other plans and programs will be successful in halting the European credit crisis or in preventing other financial institutions from failing.  If unsuccessful, this could materially adversely affect our business, financial condition and results of operations as well as those of the entire mortgage industry.

As the European credit crisis continues, there is a growing risk to the financial condition and stability of major European financial institutions. Some of these financial institutions have U.S. banking subsidiaries which have provided financing to us, particularly repurchase agreement financing collateralized by Agency RMBS. Some of the U.S. banking subsidiaries of these major European financial institutions have recently been placed on credit watch. If the European credit crisis continues to impact these major European financial institutions, there is the possibility that it will also impact the operations and lending activities of their U.S. banking subsidiaries, which could have an adverse impact on our ability to access financing sources on favorable terms, or at all, or result in counterparty default under our repurchase agreements. In addition, it is possible that certain of our U.S. based counterparties could have significant exposure to European sovereign debt or affected European financial institutions. This could adversely affect our business, liquidity, financial condition and results of operations as well as those of the entire mortgage industry.

The downgrade of the U.S.’s, certain European countries’ and certain European financial institutions’ credit ratings and any future downgrades of the U.S.’s, certain European countries’ or certain European financial institutions’ credit ratings may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S.’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, downgrades to the U.S.’s credit rating could impact the credit risk associated with Agency RMBS and certain CMBS and, therefore, decrease the value of the Agency RMBS and certain CMBS in our portfolio. In addition, the downgrade of the U.S. Government’s credit rating, the credit ratings for certain European countries and certain financial institutions domiciled in Europe has created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. Therefore, the recent downgrade of the U.S.’s credit rating and the credit ratings of certain European countries and certain financial institutions domiciled in Europe, and any future downgrades of the U.S.’s credit rating or the downgrade of credit ratings for certain European countries or certain financial institutions domiciled in Europe, may materially adversely affect our business, financial condition and results of operations.

Difficult conditions in the mortgage real estate markets have caused and may cause us to experience losses and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential mortgage market, the residential and commercial real estate market, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values and defaults. Concerns about the residential and commercial mortgage markets and a declining real estate market generally, as well as inflation, energy costs, sovereign debt and geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential and commercial mortgage markets have been adversely affected by changes in the lending landscape, the severity of which was largely unanticipated by the markets. There is no assurance that these markets will return to prior levels or that they will not worsen.

In addition, an economic slowdown or delayed recovery may result in continued decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, or the loans underlying certain of our investment securities, default, we may incur losses on those loans or investment securities. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. The further deterioration of the residential or commercial mortgage markets, the financial markets and the economy generally may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government, may adversely affect our business.

Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship and to inject significant capital in these businesses. Questions regarding the continued viability of Fannie Mae and Freddie Mac, as currently structured, including the guarantees that back the RMBS issued by them, and the U.S. Government’s participation in the U.S. residential mortgage market through the GSEs, continue to persist. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market”, which outlines recommendations for reforming the U.S. housing system, specifically the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market and its relationship to Fannie Mae and Freddie Mac. It is unclear how future legislation may impact the housing finance market and the investing environment for mortgage-related securities and more specifically, Agency RMBS and non-Agency RMBS, as the method of reform is undecided and has not yet been defined by the regulators. New regulations and programs related to Fannie Mae and Freddie Mac, including those affecting the relationship between the GSEs and the U.S. Government or the guarantees that back the RMBS issued by the GSEs, may adversely affect the pricing, supply, liquidity and value of Agency RMBS and otherwise materially harm our business and operations.

Our income could be negatively affected in a number of ways depending on the manner in which events related to Fannie Mae and Freddie Mac unfold. For example, the current credit support provided by the U.S. to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on those assets and our cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest we earn on our Agency RMBS and our cost of financing those assets. In addition, any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Agency RMBS issued by Fannie Mae or Freddie Mac.

Commercial mortgage loans that we may acquire or that back our CMBS are subject to risks of delinquency and foreclosure and risks of loss that may be greater than similar risks associated with residential mortgage loans.

We currently own and may acquire in the future CMBS backed by commercial mortgage loans or may directly acquire commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with residential mortgage loans. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. If we incur losses on CMBS, or commercial mortgage loans, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

We may invest in high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect our business, financial condition and cash available for dividends.

We may invest in high yield or subordinated or lower rated securities, including subordinated tranches of CMBS or non-Agency RMBS, which involve a higher degree of risk than other investments. Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. These securities may not be secured by mortgages or liens on assets. Our right to payment and security interest with respect to such securities may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Failure to procure adequate funding and capital would adversely affect our results and may, in turn, negatively affect the value of our common stock and our ability to distribute cash to our stockholders.

We depend upon the availability of adequate funding and capital for our operations. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and therefore are not able to retain our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions to our stockholders, and you may lose part or all of your investment.

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

We bear the risk of being unable to dispose of our interest-earning assets at advantageous times or in a timely manner because these assets can experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, legal or contractual restrictions on resale or disruptions in the secondary markets. This illiquidity may adversely affect our profitability and our ability to finance our business and could cause us to incur substantial losses.

Our portfolio investments are recorded at fair value based on market quotations from pricing services and broker/dealers. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments on a quarterly-basis at fair value as determined by our management based on market quotations from pricing services and brokers/dealers. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Lack of diversification in the number of assets we acquire would increase our dependence on relatively few individual assets.

Our management objectives and policies do not place a limit on the size of the amount of capital used to support, or the exposure to (by any other measure), any individual asset or any group of assets with similar characteristics or risks. In addition, because we are a small company, we may be unable to sufficiently deploy capital into a number of assets or asset groups.  As a result, our portfolio may be concentrated in a small number of assets or may be otherwise undiversified, increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these assets perform poorly. For example, our portfolio may at times be concentrated in or consist of a substantial amount of Agency IOs that are more sensitive to prepayment risk, or we may invest in CMBS secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may change our investment strategy, hedging strategy and asset allocation and operational and management policies without stockholder consent, which may result in the purchase of riskier assets and materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may change our investment strategy, hedging strategy and asset allocation and operational and management policies at any time without the consent of our stockholders, which could result in our purchasing assets or entering into hedging transactions that are different from, and possibly riskier than, the assets and hedging transactions described in this report. A change in our investment strategy or hedging strategy may increase our exposure to real estate values, interest rates, prepayment rates, credit risk and other factors. A change in our asset allocation could result in us purchasing assets in classes different from those described in this report. Our board of directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. In addition, certain of our external managers have great latitude in making investment and hedging decisions on our behalf. Changes in our investment strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.

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

The scheduled increase in monthly payments on certain ARM loans held in our securitization trusts may result in higher delinquency rates on those mortgage loans and could have a material adverse affect on our net income and results of operations.  This increase in borrowers' monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with ARM loans, who in turn, may no longer be able to prepay the loan or refinance the loan at comparably low interest rates or at all.  A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes

We have acquired and may acquire in the future non-Agency RMBS collateralized by subprime and Alt A mortgage loans, which are not guaranteed by any government-sponsored entity or agency and are subject to increased risks.

We have acquired and may acquire in the future non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by a GSE such as Fannie Mae or Freddie Mac. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to current economic conditions and other factors, many of the mortgage loans backing the non-Agency RMBS have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with these mortgage loans, the performance of non-Agency RMBS could be adversely affected, which could materially and adversely impact our results of operations, financial condition and business.

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

Before acquiring certain assets, such as whole mortgage loans, CMBS or other mortgage-related or other fixed income assets, we or the external manager responsible for the acquisition and management of such asset may decide to conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the asset’s credit profile, (ii) a review of all or merely a subset of the documentation related to the asset, or (iii) other reviews that we or the external manager may deem appropriate to conduct. There can be no assurance that we or the external manager will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

A change in the Federal Reserve's intention to hold the Federal Funds Target Rate near zero through mid-2014 that would result in higher interest rates may adversely affect the market value of our interest earning assets and, therefore, also our book value.

In response to the 2008 financial and credit crisis, the Federal Reserve lowered the Federal Funds Target Rate to near zero in an effort to stabilize markets and improve liquidity. Recently, the Federal Reserve announced that it intends to hold the Federal Funds Target Rate near zero through mid-2014. These actions have resulted in favorable borrowing terms under many of our repurchase agreeements. However, a change in the Federal Reserve's stated intention to hold the Federal Funds Target Rate near zero would result in higher short-term interest rates, which may negatively affect the market value of our investment securities because in a period of rising interest rates, the relative value of the interest earning assets we own can be expected to fall and reduce our book value. In addition, our fixed-rate interest earning assets, generally, are more negatively affected by these increases because in a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate interest earning assets would not change.

Risk Related to Our Debt Financing and Hedging

Our access to financing sources, which may not be available on favorable terms, or at all, especially in light of current market conditions, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources to fund our operations. However, as previously discussed, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, as most recently caused by the U.S. deficit debate and Eurozone sovereign debt concerns which exerted downward pressure on stock prices and credit capacity for lenders. If these levels of market volatility and disruption continue or worsen, it could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent. Moreover, we are currently party to repurchase agreements of a short duration and there can be no assurance that we will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event we are unable to roll over or re-set our reverse repos, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Under current market conditions, securitizations are generally unavailable or limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin.  The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the the availability of financing in the market; and

•	the the value and liquidity of our mortgage-related assets.

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

We intend to leverage our equity through borrowings, generally through the use of repurchase agreements and other short-term borrowings or through longer-term structured debt, such as CDOs, which are obligations issued in multiple classes secured by an underlying portfolio of securities. We may, in the future, utilize other forms of borrowing.  The amount of leverage we incur varies depending on our ability to obtain borrowings, the cost of the debt and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

Our debt service payments will reduce the net income available for distribution to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to sale to satisfy our debt obligations. A decrease in the value of the assets may lead to margin calls under our repurchase agreements which we will have to satisfy. Significant decreases in asset valuation, could lead to increased margin calls, and we may not have the funds available to satisfy any such margin calls. Although we have established target leverage amounts for many of our assets, there is no established limitation, other than may be required by our financing arrangements, on our leverage ratio or on the aggregate amount of our borrowings.

If we are unable to leverage our equity to the extent we currently anticipate, the returns on certain of our assets could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

If we are limited in our ability to leverage certain of our assets, such as Agency RMBS or certain commercial mortgage-related securities, the returns on these assets may be harmed. A key element of our strategy is our use of leverage to increase the size of our portfolio in an attempt to enhance our returns. Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we would incur losses.

When we engage in repurchase transactions, we generally sell RMBS to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same RMBS back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the RMBS to the lender is less than the value of those RMBS (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same RMBS back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the RMBS). Certain of the assets that we pledge as collateral, including Agency IOs and CLOs, are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

Subject to compliance with the requirements to qualify as a REIT, we engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose ourselves to risks associated with such transactions. We may utilize instruments such as interest rate swaps, caps, collars and floors and Eurodollar and U.S. Treasury futures to seek to hedge the interest rate risk associated with our portfolio. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, we may establish other hedging positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, at any point in time we may choose not to hedge all or a portion of these risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.

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

Hedging instruments and other derivatives involve risk because they historically have not, in many cases, been traded on regulated exchanges and have not been guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. We are restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with one counterparty. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty’s insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations.

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

We purchase a significant portion of our Agency RMBS through delayed delivery transactions, including TBAs. In a delayed delivery transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) a to-be-issued (or “to-be-announced”) Agency RMBS with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency RMBS at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

Risks Related to Our Agreements with Our External Managers

We are dependent on our external managers and certain of their key personnel and may not find a suitable replacement if they terminate their respective management agreements with us or such key personnel are no longer available to us.

We historically were organized as a self-advised company that acquired, originated, sold and managed its assets; however, as we modified our business strategy and the targeted assets we seek to acquire in response to changing market conditions, we began to outsource the management of certain targeted asset classes for which we had limited internal resources or experience. We presently are a party to two separate management agreements with Midway and RiverBanc that provide for the external management of certain of our assets and investment strategies. Each of our external managers, in some manner, identifies, evaluates, negotiates, structures, closes and monitors certain investments on our behalf. In each case, we have engaged these third parties because of the expertise of certain key personnel of our external managers. The departure of any of the senior officers of our external managers, or of a significant number of investment professionals or principals of our external managers, could have a material adverse effect on our ability to achieve our investment objectives.  We are subject to the risk that our external managers will terminate their respective management agreement with us or that we may deem it necessary to terminate such agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage certain of our assets and investment strategies.

Pursuant to our management agreements, our external managers are entitled to receive a management fee that is payable regardless of the performance of the assets under their management.

We will pay each of Midway and RiverBanc substantial base management fees, based on our invested capital (as such term is defined in the respective management agreements), regardless of the performance of the assets under their management. The external managers’ entitlement in many cases to non-performance based compensation may reduce its incentive to devote the time and effort of its professionals to seeking profitable investment opportunities for our company, which could result in the under-performance of assets under their management and negatively affect our ability to pay distributions to our stockholders or to achieve capital appreciation.

Pursuant to the terms of our management agreements, our external managers are generally entitled to receive an incentive fee, which may induce them to make certain investments, including speculative or high risk investments.

In addition to the base management fees, payable to our external managers, our external managers are generally entitled to receive incentive compensation based, in part, upon the achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our external managers to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining liquidity and/or management of interest rate, credit or market risks, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, Midway has broad discretion regarding the types of investments it will make pursuant to its management agreement with us. This could result in increased risk to the value of our assets under the management of our external managers.

We compete with our external managers’ other clients for access to them.

Each of Midway and RiverBanc manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management or advisory agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose. As a result, we will compete with these other accounts and interests for access to Midway and RiverBanc and the benefits derived from those relationships. For the same reasons, the personnel of each of Midway and RiverBanc may be unable to dedicate a substantial portion of their time managing our investments to the extent they manage or are associated with any future investment vehicles not related to us.

There are conflicts of interest in our relationships with our external managers, which could result in decisions that are not in the best interests of our stockholders.

We may acquire or sell assets in which an external manager or its affiliates have or may have an interest, or we may participate in co-investment opportunities with our external managers or their affiliates. In these cases, it is possible that our interests and the interests of our external managers will not always be aligned and this could result in decisions that are not in the best interests of our company. Similarly, our external managers or its affiliates may acquire or sell assets in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our external managers or their affiliates, including the purchase and sale of all or a portion of a targeted asset.

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

The key personnel of our external managers and its affiliates devote as much time to us as our external managers deem appropriate, however, these individuals may have conflicts in allocating their time and services among us and their other accounts and investment vehicles. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our external managers, other entities for which our external managers serve as manager, or their accounts, will likewise require greater focus and attention, placing the resources of our external managers in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed.

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

Pursuant to the terms of the Midway Management Agreement, we may only redeem invested capital in an amount equal to the lesser of 10% of the invested capital in the account managed by Midway or $10 million as of the last calendar day of the month upon not less than 75 days written notice, subject to our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act. In addition, we are only permitted to make one such redemption request in any 75-day period. In the event of a significant market event or shock, we may be unable to effect a redemption of invested capital in greater amounts or at a greater rate unless we obtain the consent of Midway. Moreover, because a reduction of invested capital would reduce the base management fee under the Midway Management Agreement, Midway may be less inclined to consent to such redemptions. If we are unable to withdraw invested capital as needed to meet our obligations in the future, our business and financial condition could be materially adversely affected.

Termination of our external management agreements may be difficult and costly.

Termination of the RiverBanc Management Agreement without cause is subject to several conditions which may make such a termination difficult and costly. The RiverBanc Management Agreement provides that we may only terminate RiverBanc without cause and not be obligated to pay a termination fee unless we realize a negative 15% return on the assets managed for us by RiverBanc. Moreover, except as described in the preceding sentence, we can not terminate RiverBanc without cause until expiration of the initial term in 2013, and then only upon providing 180 days advance notice and subject to the payment of a termination fee equal to the product of (A) 24 and (B) the base management fee earned by RiverBanc during the one month period immediately preceding the termination date. Thus, in the event we elect not to renew the RiverBanc Management Agreement for any reason other than cause or as otherwise described in this paragraph, we will be required to pay this termination fee. In addition, the RiverBanc Management Agreement provides RiverBanc with an exclusive right of first refusal to purchase any of our assets managed by it subject to certain exceptions, in the event we terminate them for any reason. This provision could result in our loss of assets that our earnings are dependent upon or may cause us to sell assets prior to our recovery of lost value. These provisions may increase the effective cost to us of terminating the RiverBanc Management Agreement, thereby adversely affecting our ability to terminate RiverBanc without cause.

Pursuant to the Midway Management Agreement, we are not permitted to terminate our agreement with Midway prior to the end of the initial term, and while we have agreed with Midway that we could suspend additional capital contributions to Midway in the event we experience a 20% decline in cumulative return on our invested capital in assets managed by Midway during any calendar year in the initial term, we do not have the right to cause Midway to liquidate the assets in that account. In the event we determine to terminate the Midway Management Agreement at any time in the future following expiration of the initial term, Midway has the right to liquidate the assets it manages on our behalf in its sole discretion. Moreover, as discussed above, there are certain restrictions on our ability to redeem invested capital under the Midway Management Agreement. As a result, we may have little control over the liquidation of any of our assets that are managed by Midway or the timing of the full redemption of our invested capital, which may make it more difficult to terminate our agreement with Midway and could have a material adverse effect on our business, financial condition and results of operations.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described herein. From July 2007 until April 2008, our Board of Directors elected to suspend the payment of quarterly dividends on our common stock. Our Board’s decision reflected our focus on the elimination of operating losses through the sale of our mortgage lending business and the conservation of capital to build future earnings from our portfolio management operations. All distributions to our common stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future at the current rate or at all.

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

Our external managers are generally authorized to follow broad investment guidelines in determining which assets we will invest in. Although our board of directors will ultimately determine when and how much capital to allocate to our investment strategies, we generally will not, with certain exceptions, approve transactions in advance of their execution by these managers. In addition, in conducting periodic reviews, we will rely primarily on information provided to us by our external managers. Complicating matters further, our external managers may use complex investment strategies and transactions, which may be difficult or impossible to unwind. As a result, because our external managers have great latitude to determine the types of assets it may decide are proper investments for us, there can be no assurance that we would otherwise approve of these investments individually or that they will be successful.

We are dependent on certain key personnel.

We are a small company with only three full-time employees and are dependent upon the efforts of our Chief Executive Officer and President, Steven R. Mumma, and certain key individuals employed by our external managers. The loss of any key personnel or their services could have an adverse effect on our operations.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge the RMBS in our investment portfolio.  Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income.  As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS.  Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates.  This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

A decline in the value of the real estate securing the mortgage loans that back RMBS could cause a portion of our income from such securities to be nonqualifying income for purposes of the REIT 75% gross income test, which could cause us to fail to qualify as a REIT.

Pools of mortgage loans back the RMBS that we hold in our investment portfolio and in which we invest.  In general, the interest income from a mortgage loan is qualifying income for purposes of the 75% gross income test applicable to REITs to the extent that the mortgage loan is secured by real property.  If a mortgage loan has a loan-to-value ratio greater than 100%, however, then only a proportionate part of the interest income is qualifying income for purposes of the 75% gross income test and only a proportionate part of the value of the loan is treated as a “real estate asset” for purposes of the 75% asset test applicable to REITs.  This loan-to-value ratio is generally measured at the time that the REIT commits to acquire the loan.  Although the IRS has ruled generally that the interest income from non-CMO RMBS is qualifying income for purposes of the 75% gross income test, it is not entirely clear how this guidance would apply if we purchase non-CMO RMBS in the secondary market at a time when the loan-to-value ratio of one or more of the mortgage loans backing the non-CMO RMBS is greater than 100%, and, accordingly, a portion of any income from such non-CMO RMBS may be treated as non-qualifying income for purposes of the 75% gross income test.  In addition, that guidance does not apply to CMO RMBS.  In the case of CMO RMBS, if less than 95% of the assets of the issuer of the CMO RMBS constitute “real estate assets,” then only a proportionate part of our income derived from the CMO RMBS will qualify for purposes of the 75% gross income test.  Although the law is not clear, the IRS may take the position that the determination of the loan-to-value ratio for mortgage loans that back CMO RMBS is to be made on a quarterly basis.  A decline in the value of the real estate securing the mortgage loans that back our CMO RMBS could cause a portion of the interest income from those RMBS to be treated as non-qualifying income for purposes of the 75% gross income test.  If such non-qualifying income caused us to fail the 75% gross income test and we did not qualify for certain statutory relief provisions, we would fail to qualify as a REIT.

Our ability to invest in and dispose of “to be announced” securities could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

In connection with our investment in Agency IOs, we may purchase Agency RMBS through TBAs, or dollar roll transactions. In certain instances, rather than take delivery of the Agency RMBS subject to a TBA, we will dispose of the TBA through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Other than real estate owned, acquired through, or in lieu of, foreclosures on mortgage loans, the Company does not own any properties. As of December 31, 2011, our principal executive and administrative offices are located in leased space at 52 Vanderbilt Avenue, Suite 403, New York, New York 10017.

Item 3. LEGAL PROCEEDINGS

We are at times subject to various legal proceedings arising in the ordinary course of our business. As of the date of this report, we do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations, financial condition or cash flows.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Capital Market under the trading symbol “NYMT”.  As of December 31, 2011, we had 13,938,273 shares of common stock outstanding and as of March 8, 2012, there were approximately 68 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable on our common stock on a per share basis.

	Common Stock Prices			Cash Dividends

	High	Low	Close	Declared	Paid or Payable	Amount Per Share
Year Ended December 31, 2011
Fourth quarter	$7.36	$6.22	$7.21	12/15/11	01/25/12	$0.35
Third quarter	7.50	6.59	6.97	09/20/11	10/25/11	0.25
Second quarter	7.93	6.49	7.45	05/31/11	06/27/11	0.22
First quarter	7.43	6.88	7.07	03/18/11	04/26/11	0.18

	Common Stock Prices			Cash Dividends

	High	Low	Close	Declared	Paid or Payable	Amount Per Share
Year Ended December 31, 2010
Fourth quarter	$6.96	$6.23	$6.96	12/20/10	01/25/11	$0.18
Third quarter	6.52	5.68	6.26	10/04/10	10/25/10	0.18
Second quarter	7.77	6.51	6.62	06/16/10	07/26/10	0.18
First quarter	8.03	6.54	7.55	03/16/10	04/26/10	0.25

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future distributions will be at the discretion of the Board of Directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	$1,154,992

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company and, therefore, are not required to provide the information required by this Item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a REIT in the business of acquiring, investing in, financing and managing primarily mortgage-related and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments sourced from distressed markets over the previous two years that create the potential for capital gains as well as more traditional types of mortgage-related investments, such as Agency ARMs and Agency IOs, that generate interest income.

Since 2009, we have endeavored to build a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to delivering stable cash flows over various economic cycles. In 2011, we refined our investment strategy from one focused on a broad range of alternative assets sourced by HCS to an investment strategy focused on residential and multi-family loans and securities. In connection with this focus, we entered into separate investment management agreements with Midway and RiverBanc to provide investment management services with respect to certain of our investment strategies, including our investments in Agency RMBS comprised of IOs, which we sometimes refer to as Agency IOs, and CMBS backed by commercial mortgage loans on multi-family properties, which we refer to as multi-family CMBS. Our investment focus having moved away from the alternative assets sourced by HCS, our Board of Directors determined to terminate the advisory agreement with HCS on December 30, 2011, resulting in a one-time charge of approximately $2.2 million.

We believe we are well positioned heading into 2012 with seasoned investment managers, a focused residential strategy and an investment pipeline that we expect will produce long-term stable returns. Our targeted assets currently include:

•	Agency RMBS consisting of adjustable-rate and hybrid adjustable-rate RMBS, which we sometimes refer to as Agency ARMs, and Agency IOs; and

•	multi-family CMBS.

We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code, with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on our income generated in our TRSs.

Factors that Affect our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by various factors, including, among other things:

•	changes in interest rates;

•	rates of prepayment, default and recovery on our assets or the mortgages or loans underlying such assets;

•	general economic and financial and credit market conditions;

•	our leverage, our access to funding and our borrowing costs;

•	our hedging activities;

•	changes in the credit quality or ratings of the loans, securities, and other assets we own;

•	changes in the market value of our investments;

•	allocation of capital between various asset classes;

•	liabilities related to our discontinued operation;

•	the performance of our external managers;

•	legislative or regulatory changes, as well as actions taken by the U.S. Federal Reserve and the U.S. Government; and

•	requirements to maintain REIT status and to qualify for an exemption from registration under the Investment Company Act.

We earn income and generate cash through our investments. Our income is generated primarily from the net spread, which we refer to as net interest income, which is the difference between the interest and other income we earn on assets in our investment portfolio and the cost of our borrowings and hedging activities. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning assets and the borrowing costs of the liabilities used to finance those investments, prepayment speeds and default and recovery rates on the assets or the loans underlying such assets.  Because changes in interest rates may significantly affect our activities, our operating results depend, in large part, upon our ability to manage interest rate and prepayment risks effectively while maintaining our status as a REIT.

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

The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayment rates, as reflected by the rate of principal paydown, vary according to the current interest rate environment, the type of investment, conditions in the economy and financial markets, government action, competition and other factors, none of which can be predicted with any certainty. To the extent we have acquired assets at a premium or discount to par, or face value, changes in prepayment rates may impact our anticipated yield. In periods of declining interest rates, prepayments on our mortgage-related assets will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income will be negatively impacted. The current climate of government intervention in the mortgage markets significantly increases the risk associated with prepayments.

While we historically have used, and intend to use in the future, hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short-term interest rates in a manner that will allow us to seek or maintain attractive net spreads on our assets.

In addition, our returns will be affected by the credit performance and market risks of our more credit-sensitive assets, such as our non-Agency RMBS, CMBS, equity investment in a pool of mortgage loans and CLOs. These investments and certain of our targeted assets, as well as other assets that we may acquire from time-to-time, expose us to credit risk and various market risks. To mitigate the credit risks associated with these assets, we may acquire more senior pieces of the capital structure, purchase the assets at discounted prices or hedge with credit sensitive derivative instruments. Nevertheless, if credit losses on our investments, loans, or the loans underlying our investments exceed our expectations or our ability to adequately hedge against these losses, it may have an adverse effect on our performance and our earnings.

In addition to the impact of credit risk, our returns may be impacted by changes in the market values of these assets.  Market values of these investments may decline for a number of reasons, such as actual or perceived increases in defaults or prepayment experience, or the widening of credit spreads.  If the market values of our investments were to decline for any reason, our book value would likely be negatively impacted.

For more information regarding the factors and risks that affect our operations and performance, see “Item 1A. Risk Factors” above and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” below.

Current Market Conditions and Commentary

General. Despite some positive momentum and optimism in early 2011 with respect to an acceleration of the U.S. economic recovery, the economy and markets generally exhibited continued lackluster economic growth in the U.S. in 2011 due to a lack of job growth and significant volatility in the financial markets, which was primarily due to concerns regarding Euro zone sovereign debt and the U.S. federal deficit and debt ceiling debates.  It remains unclear what impact these events may have on the global economy in 2012. Additionally, despite recent labor reports from the U.S. Department of Labor that suggest that labor market conditions are improving and recent data suggesting the U.S. economic outlook is improving, inflation and wage pressure expectations remain low and the U.S. housing market continues to face significant headwinds. In August 2011 and again in November 2011, the Federal Reserve announced that it intends to keep the Federal Funds Target Rate near zero through mid-2014, thereby suggesting, in our view, that the Federal Reserve expects sluggish growth again in 2012. This environment has fostered continued strong demand for Agency RMBS backed by ARMs and fixed-rate mortgages while also helping to keep the costs of financing and hedging at or near historical lows.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating of the U.S. from AAA to AA+. The downgrade reflected Standard & Poor’s view that the fiscal consolidation plan of the U.S. Congress at that time fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. In addition, many economists and financial analysts continue to believe that other rating agencies may lower their long term sovereign credit ratings of the U.S. in the near future. Because the guarantees provided by Fannie Mae and Freddie Mac are perceived by investors to be guaranteed by the U.S. government, if the U.S.’s credit rating were further downgraded or downgraded by other ratings agencies, it would likely impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in our portfolio. Moreover, any further downgrade of the U.S.’s credit rating may create broader financial turmoil and uncertainty, which could have significant consequences for the global banking system and credit markets generally.

Recent Government Actions. Many political and economic analysts believe that there is little likelihood of any significant legislation being passed by the U.S. Congress prior to the 2012 presidential election, including meaningful deficit reduction legislation. In recent years, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have, however, taken numerous actions to stabilize or improve market and economic conditions in the U.S. or to assist homeowners and may in the future take additional significant actions that may impact our portfolio and our business. A description of recent government actions that we believe are most relevant to our operations and business is included below:

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

•
On October 24, 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to be made to HARP. Among those changes to HARP that are now part of HARP II are (1) the reduction or elimination in certain cases, of many risk based fees charged to borrowers when refinancing, (2) the expansion of the previous 125% loan-to-value ceiling to allow all underwater borrowers (those borrowers who owe more on their mortgages than the value of their homes) to participate in the program, regardless of the size of their loan versus the value of their home and (3) the removal of certain representations and warranties made on behalf of lenders for loans owned or guaranteed by Fannie Mae or Freddie Mac, among other changes. These refinancing opportunities will only be available to borrowers with loans originated prior to June 1, 2009 that are owned or guaranteed by Fannie Mae or Freddie Mac and, aside from the expansion of HARP as described above, are subject to the restrictions originally put in place for the program. Although it is not yet possible to gauge the ultimate success of HARP II and the expansion announcement, the FHFA’s actions present the opportunity for many borrowers, who previously could not, to take advantage of the ability to refinance their mortgages into lower interest rates, possibly resulting in higher prepayment speeds in the future. This could negatively impact our Agency RMBS, particularly the performance of our Agency IOs; however, it is unknown at this time what the ultimate impact will be on our portfolio. Moreover, in his annual State of the Union Address on January 24, 2012, President Obama announced his desire for the U.S. Congress to pass legislation that would extend this policy to non-Agency borrowers with standard (non-Jumbo) loans who are current with their mortgage payments.  However, as discussed above, many political analysts believe that such legislation is unlikely to be passed by the U.S. Congress prior to the 2012 presidential election.

•
On August 31, 2011, the SEC published a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act should continue to be allowed to rely on such exemption from registration. This release suggests that the SEC may modify the exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, and are presently under federal conservatorship as the U.S. Government continues to evaluate the futures of these entities and what role the U.S. Government should continue to play in the housing markets in the future. The scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. New regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations.

Credit Spreads. Over the past few years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities) mainly due to the strong demand for lending opportunities. However, during the past three months, the credit markets experienced significant spread widening due to a series of factors, including concerns related to a possible global economic slowdown, the European sovereign debt crisis and continued concern with respect to certain U.S. domestic economic policies. Additionally, HARP II has created a perception that prepayment speeds will rise in the near future, thereby placing additional pressure on credit spreads. Finally, during the third quarter of 2011 the 10 year U.S treasury note reached a yield of 1.72%, a historic low and increased only marginally during the fourth quarter of 2011. All of these factors have contributed to significant widening of credit spreads, which typically has a negative impact on credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IOs.

 Financing markets and liquidity. The availability of repurchase agreement financing is stable with interest rates between 0.30% and 0.60% for 30-90 day repurchase agreements. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.30% at December 30, 2011, marking an increase of approximately 6 basis points from September 30, 2011, and an increase of 4 basis points from the previous year end. While we expect interest rates to rise over the longer term, we believe that interest rates, and thus our short-term financing costs, are likely to remain at these historically low levels until such time as the economic data begin to confirm an acceleration of overall economic recovery.

Prepayment rates. As a result of various government initiatives and the reduction in intermediate and longer-term treasury yields, rates on conforming mortgages have reached and remained at historical lows during the second half of 2011 and into early 2012. While these trends have historically resulted in higher rates of refinancing and thus higher prepayment speeds, we continue to experience relatively low prepayment rates for the current interest rate environment.

Note Regarding Discontinued Operation

In connection with the sale of our wholesale and retail mortgage lending platform assets in 2007, we classified our mortgage lending business as a discontinued operation. As a result, we have reported revenues and expenses related to the mortgage lending business as a discontinued operation and the related assets and liabilities as assets and liabilities related to a discontinued operation for all periods presented in the accompanying consolidated financial statements. Certain assets and liabilities, such as our deferred tax asset and our subordinated debt, are part of our ongoing operations and accordingly, have not been classified as a discontinued operation. As of December 31, 2011 and 2010, discontinued operations consist of $4.0 million in assets (including $3.8 million in loans held for sale) and $0.5 million in liabilities, and $4.0 million in assets and $0.6 million in liabilities, respectively, and are included in receivables and other assets and accrued expenses and other liabilities in the consolidated balance sheets included in this Annual Report.

The discontinued operations had net income of $0.1 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. We continue to wind down the discontinued operations and anticipate to be substantially complete with such winding down by the end of 2012.

Financial Condition

As of December 31, 2011, we had approximately $682.7 million of total assets, as compared to approximately $374.3 million of total assets as of December 31, 2010. The increase in total assets is primarily a function of more fully investing our available capital on a levered basis and our increased capital base, which resulted from raising additional capital during the year.

Investment Allocation

The following table sets forth our allocated equity by investment type at December 31, 2011:

(dollar amounts in thousands)	Agency ARMs	Agency IOs	Multi- Family CMBS	Securitized Loans	Other (1)	Total

Carrying value	$68,776	$63,681	$41,185	$206,920	$44,301	$424,863
Liabilities
Callable (2)	(56,913)	(49,226)	(21,531)	-	(6,535)	(134,205)
Non callable		-	-	(199,762)	(45,000)	(244,762)
Hedges (Net) (3)	(304)	9,317	-	-	-	9,013
Cash	-	16,536	-	-	16,586	33,122
Other	-	1,333	-	-	(3,057)	(1,724)

Net equity allocated	$11,559	$41,641	$19,654	$7,158	$6,295	$86,307

(1)
Other includes CLOs, investment in limited partnership, loans held for investment and non-Agency RMBS. Other callable liabilities include a $6.5 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

(2)	Includes repurchase agreements and $21.5 million in payables for securities purchased related to our multi-family CMBS strategy.
(3)	Includes derivative assets, receivable for securities sold, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

Balance Sheet Analysis

Investment Securities - Available for Sale.  At December 31, 2011, our securities portfolio consists of Agency RMBS, including Agency ARM pass-through certificates and Agency IOs, CMBS, non-Agency RMBS and CLOs. At December 31, 2011, we had no investment securities in a single issuer or entity, other than Fannie Mae, that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the balances of our investment securities available for sale as of December 31, 2011 and 2010, respectively:

Balances of Our Investment Securities (dollar amounts in thousands):

December 31, 2011	Par Value	Carrying Value	% of Portfolio
Agency RMBS:
IOs	$537,032	$63,681	31.8%
ARMs	65,112	68,776	34.3%
CMBS:
IOs	850,821	6,258	3.1%
POs	138,386	34,927	17.5%
Non-Agency RMBS	6,079	3,945	1.9%
Collateralized Loan Obligations	35,550	22,755	11.4%
Total	$1,632,980	$200,342	100.0%

December 31, 2010	Par Value	Carrying Value	% of Portfolio
Agency RMBS	$45,042	$47,529	55.3%
Non-Agency RMBS	11,104	8,985	10.4%
Collateralized Loan Obligations	45,950	29,526	34.3%
Total	$102,096	$86,040	100.0%

 CMBS Loan Characteristics

The following table details our CMBS loan characteristics (first loss securities) as of December 31, 2011 (dollar amounts in thousands, except as noted). We did not invest in CMBS prior to 2011.

December 31, 2011
Current balance of loans	$3,457,297
Number of loans	234
Weighted average original LTV	68.0%
Weighted average underwritten debt service coverage ratio	1.52	x
Current average loan size	$14,775
Weighted average original loan term (in months)	117
Weighted average current remaining term (in months)	101
Weighted average loan rate	5.25%
First mortgages	100%
Geographic state concentration (greater than 5.0%):
Texas	14.3%
California	9.3%
New York	7.2%
Georgia	6.7%
Washington	6.3%
Florida	5.5%

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of December 31, 2011 and 2010, respectively (dollar amounts in thousands).

	As of December 31, 2011			As of December 31, 2010

Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal

$0 - $500	20	8/2015 – 11/2018	$8,583	11	11/2014 – 11/2017	$5,404
$500 - $2,000	103	12/2012 – 12/2018	147,598	72	5/2013 – 12/2017	95,704
$2,000 - $5,000	84	4/2013 – 9/2019	250,010	88	8/2012 – 11/2017	276,265
$5,000 - $10,000	6	2/2013 – 3/2016	35,623	11	11/2011 – 3/2016	77,366
Total	213		$441,814	182		$454,739

December 31, 2011

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	24	$61,543	13.9%
Retail Store	14	35,704	8.1%
Electronics	13	31,721	7.2%
Telecommunications	13	27,638	6.3%
Chemicals, Plastics and Rubber	12	25,336	5.7%
Diversified/Conglomerate Service	15	22,320	5.1%
Beverage, Food & Tobacco	10	20,274	4.6%
Leisure, Amusement, Motion Pictures & Entertainment	8	18,904	4.3%
Personal & Non-Durable Consumer Products	8	18,203	4.1%
Aerospace & Defense	10	17,254	3.9%
Utilities	5	16,723	3.8%
Hotels, Motels, Inns and Gaming	5	15,914	3.6%
Personal, Food & Misc. Services	12	14,598	3.3%
Containers, Packaging and Glass	7	14,493	3.3%
Finance	8	11,471	2.6%
Printing & Publishing	4	11,404	2.6%
Automobile	7	9,829	2.2%
Diversified/Conglomerate Mfg.	6	9,643	2.2%
Banking	3	8,777	2.0%
Broadcasting & Entertainment	3	6,293	1.4%
Mining, Steel, Iron and Non-Precious Metals	3	6,242	1.4%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	6,029	1.4%
Textiles & Leather	5	5,281	1.2%
Personal Transportation	2	4,969	1.1%
Grocery	3	4,911	1.1%
Buildings and Real Estate	2	4,887	1.1%
Insurance	2	4,352	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1	2,227	0.5%
Ecological	2	1,984	0.4%
Farming & Agriculture	1	1,900	0.4%
Cargo Transport	1	990	0.2%
	213	$441,814	100.0%

December 31, 2010

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	19	$52,537	11.55%
Retail Store	10	29,388	6.46%
Electronics	10	29,148	6.41%
Telecommunications	13	26,410	5.81%
Leisure , Amusement, Motion Pictures & Entertainment	10	22,316	4.91%
Personal, Food & Misc Services	10	21,179	4.66%
Chemicals, Plastics and Rubber	9	20,962	4.61%
Beverage, Food & Tobacco	9	18,666	4.10%
Utilities	5	17,035	3.75%
Aerospace & Defense	7	16,468	3.62%
Insurance	3	16,245	3.57%
Hotels, Motels, Inns and Gaming	5	15,389	3.38%
Farming & Agriculture	5	14,983	3.29%
Cargo Transport	3	14,372	3.16%
Diversified/Conglomerate Mfg	6	13,914	3.06%
Personal & Non-Durable Consumer Products	5	13,774	3.03%
Printing & Publishing	4	11,944	2.63%
Diversified/Conglomerate Service	5	10,841	2.38%
Broadcasting & Entertainment	4	10,037	2.21%
Ecological	4	8,763	1.93%
Finance	3	7,803	1.72%
Containers, Packaging and Glass	4	7,635	1.68%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	7,482	1.65%
Personal Transportation	3	7,306	1.61%
Buildings and Real Estate	3	6,970	1.53%
Banking	2	6,750	1.48%
Automobile	5	6,544	1.44%
Mining, Steel, Iron and Non-Precious Metals	3	5,466	1.20%
Textiles & Leather	3	4,359	0.96%
Oil & Gas	2	3,994	0.88%
Grocery	3	3,808	0.84%
Diversified Natural Resources, Precious Metals and Minerals	1	2,251	0.49%
	182	$454,739	100.00%

Mortgage Loans Held in Securitization Trusts. Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized. We have completed four securitizations; three were classified as financings and one, New York Mortgage Trust 2006-1, qualified as a sale, which resulted in the recording of residual assets and mortgage servicing rights.

At December 31, 2011, mortgage loans held in securitization trusts totaled approximately $206.9 million, or 30.3% of our total assets. The Company has a net equity investment of approximately $7.6 million in the three securitization trusts at December 31, 2011. Of the mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.7% of which are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details mortgage loans held in securitization trusts at December 31, 2011 and 2010, respectively (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
December 31, 2011	512	$208,934	2.82%	$206,920
December 31, 2010	556	$229,323	3.16%	$228,185

Characteristics of Our Mortgage Loans Held in Securitization:

The following table sets forth the composition of our loans held in securitization trusts as of December 31, 2011 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$445	$2,950	$48
Current Coupon Rate	2.82%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	280	288	247
Average Months to Reset	4	11	1
Original Average FICO Score	729	818	593
Original Average LTV	70.41%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	2.8%	1.69%
Six Month LIBOR	72.9%	2.40%
One Year LIBOR	16.4%	2.26%
One Year Constant Maturity Treasury	7.9%	2.64%
Total	100.0%	2.38%

The following table sets forth the composition of our loans held in securitization trusts as of December 31, 2010 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$443	$2,950	$48
Current Coupon Rate	3.16%	7.25%	1.38%
Gross Margin	2.36%	4.13%	1.13%
Lifetime Cap	11.28%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	292	300	259
Average Months to Reset	4	11	1
Original Average FICO Score	729	818	593
Original Average LTV	70.48%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	2.6%	1.69%
Six Month LIBOR	72.9%	2.40%
One Year LIBOR	16.6%	2.26%
One Year Constant Maturity Treasury	7.9%	2.65%
Total	100.0%	2.36%

The following table details loan summary information for loans held in securitization trusts at December 31, 2011 (dollar amounts in thousands):

Description			Interest Rate			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	14	3.00	2.50	2.88	09/01/34	11/01/35	360	NA	$1,658	$1,055	$-
FAMILY	<= $250	71	4.50	2.50	2.96	09/01/32	12/01/35	360	NA	16,299	13,107	956
	<= $500	89	3.75	2.50	2.87	07/01/33	01/01/36	360	NA	33,896	31,056	6,135
	<=$1,000	34	3.50	1.50	2.77	08/01/33	12/01/35	360	NA	27,122	25,368	3,411
	>$1,000	21	3.25	2.63	2.81	01/01/35	11/01/35	360	NA	37,357	36,811	9,047
	Summary	229	4.50	1.50	2.88	09/01/32	01/01/36	360	NA	$116,332	$107,397	$19,549
2-4	<= $100	2	3.63	3.00	3.31	02/01/35	07/01/35	360	NA	$212	$168	$75
FAMILY	<= $250	6	3.63	2.63	3.02	12/01/34	07/01/35	360	NA	1,283	1,094	-
	<= $500	15	7.25	2.13	3.10	09/01/34	01/01/36	360	NA	5,554	5,134	254
	<=$1,000	-	-	-	-	-	-	360	NA	-	-	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	23	7.25	2.13	3.10	09/01/34	01/01/36	360	NA	$7,049	$6,396	$329
Condo	<= $100	13	3.25	2.63	2.81	01/01/35	12/01/35	360	NA	$1,640	$844	$-
	<= $250	72	3.50	1.50	2.93	02/01/34	01/01/36	360	NA	14,297	12,415	468
	<= $500	58	3.75	2.38	2.84	09/01/32	12/01/35	360	NA	20,942	18,891	-
	<=$1,000	14	3.88	1.63	2.76	08/01/33	09/01/35	360	NA	10,339	9,996	-
	> $1,000	10	2.88	2.63	2.73	01/01/35	09/01/35	360	NA	14,914	14,559	-
	Summary	167	3.88	1.50	2.86	09/01/32	01/01/36	360	NA	$62,132	$56,705	$468
CO-OP	<= $100	4	2.88	2.50	2.69	10/01/34	08/01/35	360	NA	$443	$306	$-
	<= $250	15	3.38	2.25	2.78	10/01/34	12/01/35	360	NA	3,423	2,573	212
	<= $500	23	3.50	1.38	2.78	08/01/34	12/01/35	360	NA	9,537	8,233	-
	<=$1,000	11	2.88	2.63	2.69	12/01/34	10/01/35	360	NA	8,563	8,321	-
	> $1,000	4	2.75	2.25	2.59	11/01/34	12/01/35	360	NA	5,659	5,232	-
	Summary	57	3.50	1.38	2.72	08/01/34	12/01/35	360	NA	$27,625	$24,665	$212
PUD	<= $100	1	2.63	2.63	2.63	07/01/35	07/01/35	360	NA	$100	$89	$-
	<= $250	18	3.13	2.50	2.87	08/01/35	12/01/35	360	NA	3,958	3,656	160
	<= $500	10	3.00	2.63	2.88	08/01/32	12/01/35	360	NA	3,665	3,422	315
	<=$1,000	4	3.25	2.75	2.99	05/01/34	07/01/35	360	NA	2,832	2,593	-
	> $1,000	3	2.88	2.75	2.83	04/01/34	12/01/35	360	NA	4,148	4,011	-
	Summary	36	3.25	2.50	2.87	08/01/32	12/01/35	360	NA	$14,703	$13,771	$475
Summary	<= $100	34	3.63	2.50	2.85	09/01/34	12/01/35	360	NA	$4,053	$2,462	$75
	<= $250	182	4.50	1.50	2.93	08/01/32	01/01/36	360	NA	39,260	32,845	1,796
	<= $500	195	7.25	1.38	2.87	08/01/32	01/01/36	360	NA	73,594	66,736	6,704
	<=$1,000	63	3.88	1.50	2.77	08/01/33	12/01/35	360	NA	48,856	46,278	3,411
	> $1,000	38	3.25	2.25	2.77	04/01/34	12/01/35	360	NA	62,078	60,613	9,047
	Grand Total	512	7.25	1.38	2.82	08/01/32	01/01/36	360	NA	$227,841	$208,934	$21,033

The following table details loan summary information for loans held in securitization trusts at December 31, 2010 (dollar amounts in thousands):

Description			Interest Rate			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	12	3.88	2.63	3.21	12/01/34	11/01/35	360	NA	$1,508	$914	$-
FAMILY	<= $250	70	6.25	2.63	3.40	09/01/32	12/01/35	360	NA	14,580	12,615	417
	<= $500	103	6.50	2.63	3.23	10/01/32	01/01/36	360	NA	39,299	35,981	7,606
	<=$1,000	39	5.75	1.50	3.01	08/01/33	12/01/35	360	NA	31,128	29,236	3,411
	>$1,000	21	3.25	2.75	2.97	01/01/35	11/01/35	360	NA	37,357	36,857	10,162
	Summary	245	6.50	1.50	3.22	09/01/32	01/01/36	360	NA	$123,872	$115,603	$21,596
2-4	<= $100	1	3.88	3.88	3.88	02/01/35	02/01/35	360	NA	$80	$73	$75
FAMILY	<= $250	7	4.00	2.75	3.25	12/01/34	07/01/35	360	NA	1,415	1,221	191
	<= $500	15	7.25	2.13	3.53	09/01/34	01/01/36	360	NA	5,554	5,259	254
	<=$1,000	-	-	-	-	-	-	360	NA	-	-	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	23	7.25	2.13	3.46	09/01/34	01/01/36	360	NA	$7,049	$6,553	$520
Condo	<= $100	15	3.50	2.75	3.04	01/01/35	12/01/35	360	NA	$1,912	$938	$55
	<= $250	74	6.38	2.75	3.35	02/01/34	01/01/36	360	NA	14,512	13,036	444
	<= $500	64	6.25	1.50	3.20	09/01/32	12/01/35	360	NA	21,957	20,844	272
	<=$1,000	21	4.00	1.63	2.96	08/01/33	10/01/35	360	NA	15,489	14,558	-
	> $1,000	10	3.25	2.75	2.96	01/01/35	09/01/35	360	NA	14,914	14,654	-
	Summary	184	6.38	1.50	3.21	09/01/32	01/01/36	360	NA	$68,784	$64,030	$771
CO-OP	<= $100	4	3.00	2.63	2.84	10/01/34	08/01/35	360	NA	$443	$331	$-
	<= $250	19	6.13	2.25	3.16	10/01/34	12/01/35	360	NA	4,135	3,399	212
	<= $500	26	6.38	1.38	3.16	08/01/34	12/01/35	360	NA	10,724	9,533	-
	<=$1,000	12	3.25	2.75	2.91	12/01/34	10/01/35	360	NA	9,089	8,896	-
	> $1,000	4	6.00	2.25	3.44	11/01/34	12/01/35	360	NA	5,659	5,339	-
	Summary	65	6.38	1.38	3.16	08/01/34	12/01/35	360	NA	$30,050	$27,498	$212
PUD	<= $100	1	3.00	3.00	3.00	07/01/35	07/01/35	360	NA	$100	$92	$-
	<= $250	16	6.50	2.63	3.66	01/01/35	12/01/35	360	NA	3,260	3,092	113
	<= $500	14	6.13	2.63	3.37	08/01/32	12/01/35	360	NA	4,969	4,671	770
	<=$1,000	4	3.50	2.75	3.19	05/01/34	07/01/35	360	NA	2,832	2,650	-
	> $1,000	4	6.13	2.75	3.66	04/01/34	12/01/35	360	NA	5,233	5,134	1,085
	Summary	39	6.50	2.63	3.49	08/01/32	12/01/35	360	NA	$16,394	$15,639	$1,968
Summary	<= $100	33	3.88	2.63	3.10	10/01/34	12/01/35	360	NA	$4,043	$2,348	$130
	<= $250	186	6.50	2.25	3.38	09/01/32	01/01/36	360	NA	37,902	33,363	1,377
	<= $500	222	7.25	1.38	3.23	08/01/32	01/01/36	360	NA	82,503	76,288	8,902
	<=$1,000	76	5.75	1.50	2.99	08/01/33	12/01/35	360	NA	58,538	55,340	3,411
	> $1,000	39	6.13	2.25	3.09	04/01/34	12/01/35	360	NA	63,163	61,984	11,247
	Grand Total	556	7.25	1.38	3.16	08/01/32	01/01/36	360	NA	$246,149	$229,323	$25,067

The following table details activity for loans held in securitization trusts (net) for the year ended December 31, 2011 (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2011	$229,323	$1,451	$(2,589)	$228,185
Principal repayments	(19,674)	—	—	(19,674)
Provision for loan loss	—	—	(1,380)	(1,380)
Transfer to real estate owned	(890)	—	192	(698)
Charge-Offs	175	—	446	621
Amortization for premium	—	(134)	—	(134)
Balance, December 31, 2011	$208,934	$1,317	$(3,331)	$206,920

The following table details activity for loans held in securitization trusts (net) for the year ended December 31, 2010 (dollar amounts in thousands)

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2010	$277,007	$1,750	$(2,581)	$276,176
Principal repayments	(45,721)	—	—	(45,721)
Provision for loan loss	—	—	(1,560)	(1,560)
Transfer to real estate owned	(1,963)	—	564	(1,399)
Charge-Offs	—	—	988	988
Amortization for premium	—	(299)	—	(299)
Balance, December 31, 2010	$229,323	$1,451	$(2,589)	$228,185

Delinquency Status of Our Mortgage Loans Held in Securitization Trusts (Net). As of December 31, 2011, we had 38 delinquent loans totaling approximately $21.0 million categorized as mortgage loans held in securitization trusts (net). Of the $21.0 million in delinquent loans, $18.0 million, or 86%, were currently under some form of modified payment plan at December 31, 2011. A substantial number of the loans reflected in the tables below at each of December 31, 2011 and 2010 are the same loans as the foreclosure process can take multiple years to be completed, particularly in certain states, including New York, Massachusetts and New Jersey. Loans originated in judicial states are required to go through the supervision of a court for foreclosure resolution. The table below shows delinquencies in our portfolio of loans held in securitization trusts as of December 31, 2011 (dollar amounts in thousands):

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$517	0.25%
61-90	1	$378	0.18%
90+	35	$20,138	9.61%
Real Estate Owned (REO)	3	$656	0.31%

As of December 31, 2010, we had 46 delinquent loans totaling approximately $25.1 million categorized as mortgage loans held in securitization trusts (net). Of the $25.1 million in delinquent loans, $17.8 million, or 71%, were under some form of modified payment plan at December 31, 2010. The table below shows delinquencies in our portfolio of loans held in securitization trusts as of December 31, 2010 (dollar amounts in thousands):

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

Equity Investment in Limited Partnership. The following table details loan summary information for loans held in the limited partnership in which we have an equity interest as of December 31, 2011 and 2010, respectively, which is accounted for under the equity method (dollar amounts in thousands):

Loan Summary	December 31, 2011
Number of Loans	64
Aggregate Current Loan Balance	$9,654
Average Current Loan Balance	$151
Weighted Average Original Term (Months)	375
Weighted Average Remaining Term (Months)	311
Weighted Average Gross Coupon (%)	7.02%
Weighted Average Original Loan-to-Value of Loan (%)	85.69%
Average Cost-to-Principal of Asset at Funding (%)	70.81%
Fixed Rate Mortgages (%)	55.55%
Adjustable Rate Mortgages (%)	44.45%
First Lien Mortgages (%)	100.00%

Loan Summary	December 31, 2010
Number of Loans	159
Aggregate Current Loan Balance	$26,953
Average Current Loan Balance	$170
Weighted Average Original Term (Months)	377
Weighted Average Remaining Term (Months)	326
Weighted Average Gross Coupon (%)	6.80%
Weighted Average Original Loan-to-Value of Loan (%)	86.60%
Average Cost-to-Principal of Asset at Funding (%)	66.99%
Fixed Rate Mortgages (%)	69.63%
Adjustable Rate Mortgages (%)	30.37%
First Lien Mortgages (%)	100.00%

Financing Arrangements, Portfolio Investments. As of December 31, 2011, there were approximately $112.7 million of repurchase borrowings outstanding. Our repurchase agreements typically have terms of 30 days or less. As of December 31, 2011, the current weighted average borrowing rate on these financing facilities was 0.71%. For the year ended December 31, 2011, the ending balance, yearly average and maximum balance at any month-end for our repurchase agreement borrowings were $112.7 million, $85.6 million and $123.8 million, respectively.

Collateralized Debt Obligations. As of December 31, 2011, we had $199.8 million of collateralized debt obligations, or CDOs, outstanding with a weighted average interest rate of 0.68%.

Subordinated Debentures. As of December 31, 2011, one of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.35%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheet included in this Annual Report.

Our subordinated debentures in the amount of $25 million have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly; the interest rate on these subordinated debentures was 4.33% at December 31, 2011. These securities mature on March 15, 2035 and may be called at par by us any time after March 15, 2010. The subsidiary that issued these securities entered into an interest rate cap agreement to limit the maximum interest rate cost of these trust preferred securities to 7.5% through March 15, 2010, at which point the interest rate cap expired.

Our subordinated debentures in the amount of $20 million had a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate converted to a floating rate equal to one-month LIBOR plus 3.95% until maturity; the interest rate on these subordinated debentures was 4.38% at December 31, 2011. The securities mature on October 30, 2035 and may be called at par by us any time after October 30, 2010.

Convertible Preferred Debentures. The Company issued $20.0 million in Series A Convertible Preferred Stock that matured on December 31, 2010. The outstanding shares were redeemed by the Company at the $20.00 per share liquidation preference plus accrued dividends on December 31, 2010.

 Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or CDOs to a fixed rate. At December 31, 2011, the Company had $24.8 million of notional amount of interest rate swaps outstanding with a fair market liability value of $0.3 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

In addition to utilizing interest rate swaps, we may purchase or sell short U.S. Treasury securities or enter into Eurodollar or other futures contracts or options to help mitigate the potential impact of changes in interest rates on the performance of our Agency IOs. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for the securities borrowing transactions as reverse repurchase agreements on our consolidated balance sheet. Short sales of U.S. Treasury securities are accounted for as securities sold short, at fair value. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities and Eurodollar or other futures are recognized through earnings in the consolidated statements of operations.

The Company uses TBAs, U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk, as well as spread risk associated with its investments in Agency IOs. For example, we may utilize TBAs to hedge the interest rate or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable. Because we have not designated these forward commitments associated with our Agency IOs as hedging instruments, realized and unrealized gains and losses associated with these TBAs, U.S. Treasury securities and U.S. Treasury futures and options are recognized through earnings in the consolidated statements of operations.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) on our balance sheet. For more information regarding our use of TBAs please see Note 6 - “Derivative Instruments and Hedging Activities”included in Item 8 of this Annual Report on Form 10-K.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2011 and 2010, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010
Interest Rate Swaps	Derivative liabilities	$304	$1,087

At December 31, 2011, we had $24.8 million in notional interest rate swaps outstanding. Should market rates for similar term interest rate swaps drop below the fixed rates we have agreed to on our interest rate swaps, we will be required to post additional margin to the swap counterparty, reducing available liquidity. At December 31, 2011, the Company pledged $0.6 million in cash margin to cover decreased valuations for our interest rate swaps. The weighted average maturity of the swaps was 0.6 years at December 31, 2011.

Our investment in Agency IOs involves several types of derivative instruments used to hedge the overall risk profile of our investments in Agency IOs. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with no minimal ability to adjust over the life of the transaction. Because we and our external manager are frequently adjusting these derivative instruments in response to current market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments. The following table presents the fair value of derivative instruments related to our Agency IO investments that were not designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2011 and 2010, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010
TBA securities	Derivative assets	$207,891	$—
Options on U.S. Treasury futures	Derivative assets	327	—
U.S. Treasury futures	Derivative liabilities	566	—
Eurodollar futures	Derivative liabilities	1,749	—

For the year ended December 31, 2011, we recorded net realized gains of $2.9 million and unrealized gains of $1.4 million in connection with TBA transactions. There were no realized or unrealized gains or losses from TBAs for the same period in 2010. As of December 31, 2011, the fair value of our TBAs totaled $207.9 million with a corresponding liability of $206.8 million included in payable for securities purchased.

For the year ended December 31, 2011, we recorded net realized losses of $0.2 million and net unrealized losses of $0.7 million from U.S. Treasury futures and options. There were no realized or unrealized gains or losses from U.S. Treasury securities, U.S. Treasury futures or options for the same period in 2010.

For the year ended December 31, 2011, we recorded net realized losses of $2.0 million and net unrealized losses of $1.7 million on our Eurodollar futures contracts. The Eurodollar futures consist of 2,422 contracts with expiration dates ranging between March 2012 and September 2014. There were no realized or unrealized gains or losses from Eurodollars for the same period in 2010. Our Eurodollar futures swap equivalents are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our consolidated statements of operations.

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2011 was $85.3 million and included $11.3 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $12.8 million in unrealized gains primarily related to our CLOs, $1.2 million in unrealized losses related to our CMBS and $0.3 million in unrealized derivative losses related to cash flow hedges. Stockholders’ equity at December 31, 2010 was $68.5 million and included $17.7 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $18.8 million in unrealized gains primarily related to our CLOs and $1.1 million in unrealized derivative losses related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the quarter and year ended December 31, 2011 (amounts in thousands, except per share):

	Quarter Ended December 31, 2011			Year ended December 31, 2011
	Amount	Shares	Per Share(1)	Amount	Shares(1)	Per Share
Beginning Balance	$75,437	11,178	$6.75	$68,487	9,425	$7.27
Stock issuance(2)	17,773	2,760	6.44	29,697	4,485	6.62
Restricted shares				210	28	7.54
Balance after share issuance activity	93,210	13,938	6.69	98,394	13,938	7.06
Dividends declared	(4,878)		(0.35)	(11,452)		(0.82)
Net change AOCI:(3)
Hedges	180		0.01	783		0.06
RMBS	284		0.02	(440)		(0.03)
CMBS	(1,036)		(0.08)	(1,036)		(0.08)
CLOs	(590)		(0.04)	(5,747)		(0.41)
Net income excluding unrealized gains and losses on Agency IOs and related hedges	(997)		(0.07)	14,433		1.03
Unrealized gains and losses on Agency IOs and related hedges	(895)		(0.06)	(9,657)		(0.69)
Ending Balance	$85,278	13,938	$6.12	$85,278	13,938	$6.12

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2011 of 13,938,273.
(2)
On June 28, 2011, we entered into an underwriting agreement relating to the offer and sale of 1,500,000 shares of our common stock at a public offering price of $7.50 per share, which shares were issued and proceeds received on July 1, 2011. On July 14, 2011, we issued an additional 225,000 shares of common stock to the underwriter pursuant to their exercise of an over-allotment option.
On December 1, 2011, we entered into an underwriting agreement relating to the offer and sale of 2,400,000 shares of our common stock at a public offering price of $6.90 per share, which shares were issued and proceeds received on December 6, 2011. On December 16, 2011, we issued an additional 360,000 shares of common stock to the underwriter pursuant to their exercise of an over-allotment option.

(3)	Accumulated other comprehensive income (“AOCI”).

Statement of Operations Analysis

The following is a brief description of key terms from our statements of operations:

Net Interest income. Net interest income is the difference between interest income, which is the income that we earn on our assets, and interest expense, which is the expense we pay on our portfolio borrowings, subordinated debt and convertible preferred debentures.

Other income (expense). Other income (expense) includes a provision for estimated loan losses on non-performing loans held in securitization trusts, impairment losses on investment securities, net realized gains from the sale of investments securities and related hedges, net unrealized losses on investment securities and related hedges associated with our Agency IOs and income from our investment in a limited partnership and limited liability company.

General, administrative and other expenses. Expenses we incur in our business consist primarily of salary and employee benefits, fees payable to HCS, Midway and RiverBanc pursuant to the advisory and management agreements, professional fees, insurance and other general and administrative expenses. Other general and administrative expenses include expenses for office rent, supplies and equipment, computer and software, telephone, travel and entertainment, outsourced accounting services and other miscellaneous operating expenses.

Income from discontinued operation. Income from discontinued operations includes all revenues and expenses related to our discontinued mortgage lending business.

Executive Summary Of Operating Results and Stockholders' Equity for Quarter and Year Ended December 31, 2011

For the quarter ended December 31, 2011, the Company reported consolidated net loss attributable to common stockholders of $1.9 million, or $0.16 per common share, as compared to consolidated net income attributable to common stockholders of $1.0 million, or $0.11 per common share, for the quarter ended December 31, 2010. The decline in net income for the fourth quarter of 2011 was primarily due to realized and unrealized losses on investment securities and related hedges associated with the Company's Agency IO strategy of $2.3 million and $0.9 million, respectively, during the fourth quarter of 2011, as compared to realized and unrealized gains on investment securities and related hedges associated with Agency IOs of $1.4 million and $0, respectively, during the fourth quarter of 2010. In addition, the Company took a one time charge of $2.2 million related to the termination of its advisory agreement with HCS, which negatively impacted net income for the 2011 fourth quarter.

Although the realized and unrealized losses contributed to the Company’s decline in net income for the 2011 fourth quarter, the Company’s investment portfolio continued to post strong net interest income results, generating $5.4 million in net interest income in the 2011 fourth quarter, which represents a 176% improvement over net interest income for the same period of 2010. The increase in net interest income during the 2011 fourth quarter as compared to the same period in 2010, was primarily driven by a 320 basis point increase in net interest income which was mainly due to the performance of the Company’s Agency IOs and its investments in the multi-family CMBS.

For the year ended December 31, 2011, the Company reported consolidated net income attributable to common stockholders of $4.8 million, or $0.46 per common share, as compared to $6.8 million, or $0.72 per common share, for the year ended December 31, 2010. The decrease in full year 2011 earnings as compared to the same period in 2010 was driven by a net unrealized loss of $9.7 million on investment securities and related hedges associated with the Company’s Agency IOs, partially offset by realized gains of $4.7 million on the sale of CLO notes during 2011. Because of the hedging strategy employed by the Company with respect to its Agency IOs, unrealized gains and losses are not designated for hedge accounting treatment, and therefore are directly run through the Company’s income statement. Similar to the fourth quarter of 2011, full year 2011 net income was also impacted by the one-time charge of $2.2 million related to the termination of the advisory agreement with HCS.

For full year 2011, the Company’s net interest income reached record levels at $19.5 million, an increase of $9.2 million, which represents an 89% improvement over net interest income from the previous year. The increase in net interest income for the 2011 year as compared to the same period in 2010 was primarily driven by a 281 basis point increase in net interest income spread which was mainly due to the performance of the Company’s Agency IOs and multi-family CMBS, as well as the repayment of $20.0 million of convertible preferred debentures on December 31, 2010 which had an interest rate of 10%.

As of December 31, 2011, the Company’s book value per common share was $6.12, down from $6.75 at September 30, 2011 and $7.27 at December 31, 2010.  The decrease since September 30, 2011 is due in part to the unrealized losses in our credit sensitive securities of approximately $0.12 per share, the net loss for the fourth quarter of $0.16 per share and dividends of $0.35 per share. The decline in book value since December 31, 2010 is due in part to unrealized losses on CLO notes of approximately $0.41 per share and unrealized losses on multi-family CMBS of approximately $0.07 per share, each due primarily to widening credit spreads, and unrealized losses associated with our Agency IOs and related hedges of approximately $0.69 per share. Unrealized gains and losses on the Company’s CLOs are run through the balance sheet and as a result, directly impact stockholders’ equity and book value per share. As of December 31, 2011, since the inception of our investment in these securities, our CLOs have generated realized gains of $4.7 million and unrealized gains of $12.5 million. While unrealized losses associated with the Company’s Agency IOs and related hedges are run through the income statement, they do impact the Company’s book value per share through retained earnings.

The realized and unrealized losses discussed above, that contributed to lower net income and book value per common share as of and for the year and quarter ended December 31, 2011, were negatively impacted as a result of a confluence of several factors, including (i) a historical rally in U.S. Treasuries during the year leading to the lowest yield ever on the 10-year Treasury note, which contributed to perceived higher future prepayment experience for the Company’s IOs, (ii) continued uncertainty and concerns of systemic risk related to the European sovereign debt crisis, and (iii) uncertainty resulting from the implementation of HARP II, with the intent of increasing significantly the number of homeowners eligible to refinance their mortgage under this program and thus, further elevating fears of higher prepayment speeds. Each of these factors contributed to a significant widening of credit spreads and global market uncertainty during the second half of 2011, which in turn, negatively impacted the pricing of our CLOs, Agency IOs and multi-family CMBS at December 31, 2011. However, while the markets anticipated an escalation in prepayment speeds, the Company’s actual prepayment experience during the last four months have not indicated significant increases in speeds, although management anticipates prepayment speeds increasing in the near term.

Results of Operations - Comparison of Years Ended December 31, 2011 and 2010

(dollar amounts in thousands)	For the Years Ended December 31,
	2011	2010	% Change
Net interest income	$19,454	$10,288	89.1%
Total other (expense) income	$(3,693)	$3,332	(210.8)%
Total general, administrative and other expenses	$10,518	$7,950	32.3%
Income from continuing operations before income taxes	$5,243	$5,670	(7.5)%
Income tax expense	$433	$—	100.0%
Income from continuing operations	$4,810	$5,670	(15.2)%
Income from discontinued operation - net of tax	$63	$1,135	(94.4)%
Net income	$4,873	$6,805	(28.4)%
Net income attributable to noncontrolling interest	$97	$—	100.0%
Net income attributable to common stockholders	$4,776	$6,805	(29.8)%
Basic income per common share	$0.46	$0.72	(36.1)%
Diluted income per common share	$0.46	$0.72	(36.1)%

For the year ended December 31, 2011, we reported net income attributable to common stockholders of $4.8 million as compared to $6.8 million for the year ended December 31, 2010. The $2.0 million decrease in net income was due primarily to a $9.7 million increase in net unrealized loss on investment securities and related hedges, a one-time termination fee of $2.2 million recorded in connection with the termination of the HCS Advisory Agreement, a $1.1 million decrease in income from discontinued operations, a $0.4 million increase in general, administrative and other expenses, a $0.4 million increase in income tax expense, partially offset by a $9.2 million increase in net interest margin on our investment portfolio and loans held in securitization trusts, a $1.7 million increase in income from investments in limited partnership and limited liability company, a $0.5 million decrease in provision for loan loss for the loans held in securitization trusts, and a $0.4 million increase in net realized gain on securities and related hedges. The increase in net interest income for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a 281 basis point increase in net interest income spread, which was mainly due to the performance of our Agency IOs and the maturity of our Series A Preferred Stock in 2010. The $7.0 million decrease in other (expense) income from 2010 to 2011 was due primarily to a $9.7 million increase in net unrealized loss on investment securities and related hedges primarily associated with our Agency IOs, partially offset by a $1.7 million increase in income from investments in limited partnership and limited liability company, a $0.5 decrease in provision for loan loss for the loans held in securitization trusts, and a $0.4 million increase in net realized gain on securities and related hedges. Included in our total realized gains of $5.7 million for the year ended December 31, 2011 is a $4.7 million gain on the sale of CLOs.

Comparative Net Interest Income

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency and non-Agency RMBS, CMBS, prime ARM loans held in securitization trusts, loans held for investment, loans held for sale, CLOs, and U.S. Treasury securities (our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other (expense) income in our statement of operations and therefore not reflected in the net interest income data set forth below. The following tables set forth the changes in net interest income, yields earned on our Interest Earning Assets and rates on financing arrangements for each of the years ended December 31, 2011 and 2010, respectively (dollar amounts in thousands, except as noted):

	For the Years Ended December 31,
	2011			2010
	Average Balance (1)	Amount	Yield/ Rate (2)	Average Balance (1)	Amount	Yield/ Rate (2)
	($Millions)			($Millions)
Interest Income:
Interest income	$348.6	$24,291	6.97%	$370.8	$19,899	5.37%

Interest Expense:
Investment securities and loans	$300.9	$2,946	0.98%	$302.7	$4,864	1.61%
Subordinated debentures	45.0	1,891	4.20%	45.0	2,473	5.49%
Convertible preferred debentures	-	-	-%	20.0	2,274	11.37%
Interest expense	$345.9	$4,837	1.40%	$367.7	$9,611	2.61%
Net interest income / Net yield		$19,454	5.57%		$10,288	2.76%

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

Quarter Ended	Average Interest Earning Assets ($ millions) (1)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)	Constant Prepayment Rate (CPR) (6)
December 31, 2011	$372.9	4.43%	7.17%	0.97%	6.20%	15.8%
September 30, 2011	$369.8	4.47%	8.04%	0.89%	7.15%	10.8%
June 30, 2011	$341.7	4.28%	7.59%	0.94%	6.65%	8.8%
March 31, 2011	$310.2	3.19%	4.76%	1.08%	3.68%	9.6%
December 31, 2010	$318.0	3.24%	4.98%	1.45%	3.53%	13.8%
September 30, 2010	$343.5	3.76%	5.29%	1.66%	3.63%	21.1%
June 30, 2010	$393.8	4.22%	5.28%	1.58%	3.70%	20.5%
March 31, 2010	$425.1	4.50%	5.85%	1.60%	4.25%	18.6%

(1)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
(2)
The Weighted Average Coupon reflects the weighted average rate of interest paid on our Interest Earning Assets for the quarter, net of fees paid. The percentages indicated in this column are the interest rates that will be effective through the interest rate reset date, where applicable, and have not been adjusted to reflect the purchase price we paid for the face amount of the security.

(3)
Our Weighted Average Cash Yield on Interest Earning Assets was calculated by dividing our annualized interest income from Interest Earning Assets for the quarter by our average Interest Earning Assets for the quarter.

(4)
Our Cost of Funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments and CDOs for the quarter.

(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Interest Earning Assets and our Cost of Funds.
(6)	Our Constant Prepayment Rate, or CPR, is the proportion of principal of our pool of loans that were paid off during each quarter.

Prepayment Experience. The constant prepayment rate (“CPR”) on our overall portfolio averaged approximately 11% and 19% during 2011 and 2010, respectively. CPRs on our purchased portfolio of investment securities averaged approximately 14% while the CPRs on mortgage loans held in our securitization trusts averaged approximately 8% during 2011, as compared to 25% and 16%, respectively, during 2010. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

The following table sets forth the constant prepayment rates for selected asset classes, by quarter:

Quarter Ended	Agency RMBS	Non-Agency RMBS	Securitizations	Total Investment Portfolio
December 31, 2011	19.2%	12.6%	5.2%	15.8%
September 30, 2011	10.8%	14.7%	10.2%	10.8%
June 30, 2011	9.0%	11.2%	8.4%	8.8%
March 31, 2011	12.0%	20.8%	7.0%	9.6%
December 31, 2010	—%	18.4%	11.5%	13.8%
September 30, 2010	—%	15.5%	18.7%	21.1%
June 30, 2010	—%	13.5%	11.9%	20.5%
March 31, 2010	—%	18.0%	20.9%	18.6%

Prepayment History Agency RMBS Portfolio

		Quarterly Averages		Monthly Averages
	Carrying Value 12/31/2011	9/30/2011	12/31/2011	12/31/2011	01/31/2012	02/28/2012
Agency Arms	$ 68,776	16.6%	16.9%	21.0%	23.3%	23.1%
Agency IOs	$ 63,681	10.1%	19.5%	20.6%	20.2%	20.3%

Federal Housing Finance Agency HARP II Program

In November, the U.S. Government announced details of HARP II, which is a program designed to assist borrowers who are current with their mortgage payments but are unable to refinance due to property valuation ratios.  HARP II will target homeowners who did not participate in the original version of HARP and whose mortgages were originated prior to May 31, 2009.  The following table summarizes the Agency RMBS in our portfolio that contain mortgages which are eligible for refinancing and thus may be prepaid under HARP II given the parameters of the program.

HARP II Eligible Agency RMBS (Collateralized by loans originated prior to June 2009)

Weighted Average Coupon (“WAC”) of Underlying Loans
	< 4.0%	< 4.5%	< 5.0%	< 5.5%	> 5.5%
Agency Arms	$ 21,556	-	-	-	$ 15,006
Agency IOs	-	-	-	$ 4,261	$ 11,211

The Company does not believe securities backed by loans with WAC’s less than 4.0% are at risk to the HARP II program as the borrower has minimal rate incentive.  In addition, the Agency ARMs with coupons greater than 5.5% have an average coupon reset period of 12 months where the projected new coupon would be approximately 3.4%.

Non-GAAP Financial Measures

In addition to disclosing financial results calculated in accordance with United States generally accepted accounting principals (GAAP), we also present non-GAAP financial measures that exclude certain items. These measures include "Net Interest Spread―Core Interest Earning Assets" and net income excluding management contract termination and unrealized gains and losses associated with Agency IO investments. These non-GAAP financial measures are provided to enhance the user’s overall understanding of our financial performance. Specifically, management believes the non-GAAP financial measures provide useful information to investors by excluding or adjusting certain items affecting reported operating results that were unusual or not indicative of our core operating results. The non-GAAP financial measures presented by the Company should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Moreover, these non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measures included in this filing have been reconciled to the nearest GAAP measure.

Comparative Net Interest Spread―Core Interest Earning Assets, a Non GAAP Financial Measure

Net Interest Spread―Core Interest Earning Assets is a non-GAAP financial measure and is defined as GAAP net interest spread plus unconsolidated investments in interest earning assets, such as our investments in a limited partnership and limited liability company. Our investment in limited partnership represents our equity investment in a limited partnership that owns a pool of residential whole mortgage loans and from which we receive distributions equal to principal and interest payments and sales net of certain administrative expenses. Our investment in a limited liability company includes interest income from our share of two tranches of securitized debt net of certain administrative costs. Because the income we receive from our investments in a limited partnership and limited liability company include interest from pools of mortgage loans, management considers the investment to be a functional equivalent to its Interest Earning Assets under GAAP. In order to evaluate the effective Net Interest Income of our investments, management uses Net Interest Spread―Core Interest Earning Assets to reflect the net interest spread of our investments as adjusted to reflect the addition of unconsolidated investments in interest earning assets. Management believes that Net Interest Spread―Core Interest Earning Assets provides useful information to investors as the income stream from this unconsolidated investment is similar to the net interest spread for our Interest Earning Assets. Net Interest Spread–Core Interest Earning Assets should not be considered a substitute for our GAAP-based calculation of net interest spread.

The following tables reconcile our GAAP Net Interest Spread for our portfolio of Interest Earning Assets for the years ended December 31, 2011 and 2010, respectively, to our non-GAAP measure of Net Interest Spread―Core Interest Earning Assets. We acquired our unconsolidated investment in a limited partnership during the third and fourth quarters of 2010 and our investment in a limited liability company during the second quarter of 2011. The limited liability company was dissolved and its assets distributed to the partners, including RBCM, on December 30, 2011.

Year Ended December 31, 2011	Average Interest Earning Assets $ millions) (1)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread –Interest Earning Assets	$348.6	4.24%	6.97%	0.98%	5.99%
Investment in Limited Partnership	$12.3	6.82%	10.29%	—%	10.29%
Investment in Limited Liability Company	$4.3	4.58%	8.76%	—%	8.76%
Net Interest Spread –Core Interest Earning Assets	$365.2	4.34%	7.15%	0.98%	6.17%

Year Ended December 31, 2010	Average Interest Earning Assets ($ millions) (1)	Weighted Average Coupon (2)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
Net Interest Spread –Interest Earning Assets	$370.8	3.98%	5.37%	1.61%	3.76%
Investment in Limited Partnership	$9.1	7.56%	13.50%	—%	13.50%
Net Interest Spread –Core Interest Earning Assets	$379.9	4.03%	5.44%	1.61%	3.83%

(1)	Our Average Interest Earning Assets is calculated each period as the daily average balance of our Interest Earning Assets for the period, excluding unrealized gains and losses.
(2)
The Weighted Average Coupon reflects the weighted average rate of interest paid on our Interest Earning Assets or Core Interest Earning Assets, as applicable, for the period, net of fees paid. The percentages indicated in this column are the interest rates that will be effective through the interest rate reset date, where applicable, and have not been adjusted to reflect the purchase price we paid for the face amount of the security.

(3)
Our Weighted Average Cash Yield on Interest Earning Assets was calculated by dividing our annualized interest income from Interest Earning Assets or Core Interest Earning Assets, as applicable, for the period by our average Interest Earning Assets or Core Interest Earning Assets, as applicable.

(4)	Our Cost of Funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the period by our average financing arrangements, portfolio investments and CDOs.
(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Interest Earning Assets or Core Interest Earning Assets, as applicable, and our Cost of Funds.

Net Income Excluding Management Contract Termination and Unrealized Gains and Losses Associated with Agency IO Investments

During the quarter and year ended December 31, 2011, we incurred a one-time $2.2 million termination fee in connection with our termination of the HCS Advisory Agreement and experienced unusually excessive market volatility that impacted unrealized gains and losses on our Agency IOs and related hedges. A reconciliation between net income excluding the one-time fee for the management contract termination and unrealized gains and losses related to our investments in Agency IOs and related hedges and GAAP net income attributable to common stockholders for the years and quarters ended December 31, 2011 and 2010, respectively, is presented below (dollar amounts in thousands, except per share amounts):

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Amounts	Per Share	Amounts	Per Share

Net Income Attributable to Common Stockholders - GAAP	$4,776	$0.46	$6,805	$0.72
Adjustments
Unrealized gains and losses on investment securities and related hedges associated with Agency IO investments	9,657	0.91	-	-
Termination of management contract	2,195	0.21	-	-
Net income excluding termination of management contract and unrealized gains and losses	$16,628	$1.58	$6,805	$0.72

	For the Quarter Ended December 31, 2011		For the Quarter Ended December 31, 2010
	Amounts	Per Share	Amounts	Per Share

Net (Loss) Income Attributable to Common Stockholders - GAAP	$(1,892)	$(0.16)	$1,018	$0.11
Adjustments
Unrealized gains and losses on investment securities and related hedges associated with Agency IO investments	895	0.08	-	-
Termination of management contract	2,195	0.18	-	-
Net income excluding termination of management contract and unrealized gains and losses	$1,198	$0.10	$1,018	$0.11

Comparative Expenses (dollar amounts in thousands)
	For the Year Ended December 31,
General, administrative and other expenses:	2011	2010	% Change
Salaries and benefits	$1,518	$1,780	(14.7)%
Professional fees	1,521	1,199	26.9%
Management fees	3,250	2,852	14.0%
Termination of management contract	2,195	—	100.0%
Other	2,034	2,119	(4.0)%
Total	$10,518	$7,950	32.3%

 The increase in general, administrative and other expenses of $2.6 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was primarily due to the $2.2 million termination fee related to the termination of the HCS Advisory Agreement, a $0.4 million increase in management fees due to RiverBanc and Midway, a $0.3 million increase in professional fees, offset by a $0.3 million decrease in salaries and benefits, and a $0.1 million decrease in other expenses.

Discontinued Operations (dollar amounts in thousands)
	For the Year Ended December 31,
	2011	2010	% Change
Revenues:
Net interest income	$176	$220	(20.0)%
Other income (net)	27	1,183	(97.7)%
Total net revenues	203	1,403	(85.5)%

Expenses:
General and administrative	140	268	(47.8)%
Total expenses	140	268	(47.8)%
Income from discontinued operations – net of tax	$63	$1,135	(94.4)%

The decrease in income from discontinued operations – net of tax is primarily a function of our continued winding down of assets and liabilities classified as discontinued operations.

Portfolio Asset Yields for the Quarter Ended December 31, 2011

The following table summarizes the Company’s significant interest earning assets at December 31, 2011, classified by relevant categories (dollar amount in thousands, except as noted):

	Current Par Value	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
Agency RMBS	$65,112	$68,776	3.73%	2.97%	16.9%
Agency IOs	$537,032	$63,681	5.21%	18.06%	19.5%
CMBS	$989,207	$41,185	5.02%	11.09%	N/A
Securitized Loans	$208,934	$206,920	2.71%	2.66%	5.2%
Other (2)	$60,453	$44,301	4.96%	22.49%	N/A

(1)	Coupons, yields and CPRs are based on fourth quarter 2011 average balances.
(2)	Other includes CLOs, investment in limited partnership, loans held for investment and non-Agency RMBS.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. In addition, depending on market conditions, the sale of investment securities or capital market transactions may provide additional liquidity. However, our intention is to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

We fund our investments and operations through a balanced and diverse funding mix, which includes short-term repurchase agreement borrowings, short-term structured debt and longer term debt, such as our trust preferred debentures and, prior to their redemption, our convertible preferred debentures. At December 31, 2011, we had cash balances of $16.6 million. The reduction in cash and cash equivalents from $19.4 million at December 31, 2010 reflects the use of additional capital in 2011 to acquire our targeted assets.

We rely primarily on repurchase agreements to finance the mortgage-backed securities in our investment portfolio. As of December 31, 2011, we have outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the mortgage-backed securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the repurchase agreement.

At December 31, 2011, the Company had short term borrowings or repurchase agreements of $112.7 million as compared to $35.6 million as of December 31, 2010. The increase of $77.1 million is primarily due to our investment in Agency IOs in 2011. In addition to our excess cash, the Company has $48.9 million in unencumbered securities, including $17.0 million of RMBS, of which $13.0 million are Agency RMBS. There is $16.5 million in restricted cash available to meet additional margin calls as it relates to the repurchase agreements secured by our Agency IOs. At December 31, 2011, we also had longer-term debt, including CDOs outstanding of $199.8 million and subordinated debt of $45.0 million. The CDOs are collateralized by the mortgage loans held in securitization trusts. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Our leverage ratio for our investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.3 to 1 at December 31, 2011. We have continued to utilize significantly less leverage than our previously targeted leverage due to the ongoing repositioning of our investment portfolio to a more diversified portfolio that includes elements of credit risk with reduced leverage.

As of December 31, 2011, we have provided invested capital of $39.5 million towards our Agency IO strategy and $22.1 million to RBCM in connection with our multi-family CMBS investments. We also purchased an additional $21.5 million of CMBS through RBCM that settled in the first quarter of 2012. We funded these investments primarily with proceeds from our December 2011 capital raise, excess working capital and short-term borrowings. We anticipate continuing to contribute additional capital toward the acquisition of these assets in the future from either working capital liquidity or proceeds from capital market transactions or a combination thereof.

Certain of our hedging instruments may also impact our liquidity. We use Eurodollar or other futures contracts to hedge interest rate risk associated with our investments in Agency IOs. With respect to futures contracts, initial margin deposits will be made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. We may be required to satisfy variation margin payments periodically, depending upon whether unrealized gains or losses are incurred.

We also use TBAs to hedge interest rate risk and spread risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margin arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties.

We also use U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk associated with our investments in Agency IOs and interest rate swap agreements as a mechanism to reduce the interest rate risk of our Agency ARMs and mortgage loans held in securitization trusts.

We also own approximately $3.8 million of loans held for sale, which are included in discontinued operations.  Our inability to sell these loans at all or on favorable terms could adversely affect our profitability as any sale for less than the current reserved balance would result in a loss. Currently, these loans are not financed or pledged.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. We have a reserve of approximately $0.3 million.

We paid quarterly cash dividends of $0.18, $0.18, $0.22 and $0.25 per common share in January, April, June, and October 2011, respectively. On December 15, 2011, we declared a 2011 fourth quarter cash dividend of $0.25 per common share and a special cash dividend of $0.10 per common share. The dividend was paid on January 25, 2012 to common stockholders of record as of December 27, 2011. Each of these dividends was paid out of our working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends, which only occurs when our Board of Directors declares a dividend.

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

On December 1, 2011, we entered into an underwriting agreement relating to the offer and sale of 2,400,000 shares of our common stock at a public offering price of $6.90 per share, which shares were issued and proceeds received on December 6, 2011. On December 16, 2011, we issued an additional 360,000 shares of common stock to the underwriter pursuant to their exercise of an over-allotment option. We received total net proceeds of $17.9 million from the issuance of the 2,760,000 shares.

We intend to make distributions to our stockholders to comply with the various requirements to maintain our REIT status and to minimize or avoid corporate income tax and the nondeductible excise tax. However, differences in timing between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or to borrow funds on a short-term basis to meet the REIT distribution requirements and to minimize or avoid corporate income tax and the nondeductible excise tax. At December 31, 2011, Hypotheca Capital, LLC, one of our TRSs, had approximately $59 million of net operating loss carryforwards that will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company has undergone an ownership change within the meaning of IRC section 382 that will limit the net loss carryforwards to be used to offset future taxable income to $660,000 per year. Hypotheca Capital, LLC, one of our TRSs, is presently undergoing an IRS examination for the taxable years ended December 31, 2010 and 2009.

 Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 6% of the amount borrowed (in the case of Agency ARM collateral) to up to 35% (in the case of CLO collateral). While our repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

Several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have entered into repurchase agreements with Credit Suisse First Boston LLC (a subsidiary of Credit Suisse Group AG, which is domiciled in Switzerland) in the amount of $11.1 million at December 31, 2011. We have outstanding interest rate swap agreements with Barclays Bank PLC (domiciled in the United Kingdom) as a counterparty in the amount of $24.8 million notional with a net exposure of $0.3 million. In addition, certain of our U.S. based counterparties may have significant exposure to European sovereign debt which could impact their future lending activities or cause them to default under agreements with us. Any counterparty defaults could result in a material adverse effect on our operating results. We refer you to Note 7, Financing Arrangements, Portfolio Investments, included in Item 8 of this Annual Report on Form 10-K.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2011 (dollar amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$265	$198	$67	$—	$—
Repurchase agreements	112,674	112,674	—	—	—
CDOs (1)(2)	213,527	17,767	33,494	32,823	129,443
Subordinated debentures (1)	89,464	1,895	3,779	3,784	80,006
Management fees (3)	1,290	1,290	—	—	—
Employment agreements	300	300	—	—	—
Interest rate swaps (1)	564	526	38	—	—
Total contractual obligations	$418,084	$134,650	$37,378	$36,607	$209,449

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2011.
(2)
Maturities of our CDOs are dependent upon cash flows received from the underlying loans receivable. Our estimate of their repayment is based on scheduled principal payments and estimated principal prepayments based on our internal prepayment model on the underlying loans receivable. This estimate will differ from actual amounts to the extent prepayments and/or loan losses are experienced.

(3)
We terminated the HCS Advisory Agreement on December 30, 2011. Amounts include the base fees for Midway and RiverBanc based on the current invested capital, the remaining base management fees to be paid to HCS and excludes incentive fees which are based on future performance.

Advisory and Management Agreements

During the 2011 fiscal year, the Company was a party to management or advisory agreements with HCS, Midway and RiverBanc. We terminated the HCS Advisory Agreement effective December 31, 2011. See “Item 1. Business –Recent Developments –Termination of Advisory Agreement.” In connection with our continuing management agreements with RiverBanc and Midway, we have agreed to pay the applicable external manager that is a party to those agreements certain fees for the performance of certain services thereunder. See “Item 1. Business” for a description of the fees and expenses payable by us under these agreements.

For the years ended December 31, 2011 and 2010, HCS earned aggregate base advisory and consulting fees of approximately $1.1 million and $0.9 million, respectively, and an incentive fee of approximately $1.7 million and $2.0 million, respectively. As of December 31, 2011 and 2010, approximately $34.0 million and $48.2 million, respectively, of the Company’s assets were being managed under the HCS Advisory Agreement. As of December 31, 2011 and 2010, the Company had a management fee payable totaling $0.8 million and $0.7 million, respectively, included in accrued expenses and other liabilities.

For the year ended December 31, 2011, Midway earned base management and incentive fees of approximately $420,000 and $0, respectively.

For the year ended December 31, 2011, RiverBanc earned base management fees of approximately $96,000.

 Off-Balance Sheet Arrangements

We did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities.

Significant Estimates and Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect reported amounts. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. The results of these estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented.

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

Revenue Recognition. Interest income on our mortgage loans and mortgage-backed securities is a combination of the interest earned based on the outstanding principal balance of the underlying loan/security, the contractual terms of the assets and the amortization of yield adjustments, principally premiums and discounts, using generally accepted interest methods. The net GAAP cost over the par balance of self-originated loans held for investment and premium and discount associated with the purchase of mortgage-backed securities and loans are amortized into interest income over the lives of the underlying assets using the effective yield method.  Adjustments to amortization are made for actual prepayment activity. Estimating prepayments and the remaining term of our interest yield investments require management judgment, which involves, among other things, consideration of possible future interest rate environments and an estimate of how borrowers will react to those environments, historical trends and performance. The actual prepayment speed and actual lives could be more or less than the amount estimated by management at the time of origination or purchase of the assets or at each financial reporting period.

With respect to derivative instruments that have not been designated as hedges, any fluctuations in the fair value will be recognized in current earnings.

Fair value. The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. Such inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company’s IOs and POs are considered to be the most significant of its fair value estimates.

Mortgage Loans Held in Securitization Trusts – Impaired Loans (net). Impaired mortgage loans held in the securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

The Company’s valuation methodologies are described in Note 14 – Fair Value of Financial Instruments included in Item 8 of this Annual Report on Form 10-K

Variable Interest Entities – An entity is referred to as a variable interest entity (“VIE”) if it meets at least one of the following criteria: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support of other parties; or (2) as a group, the holders of the equity investment at risk lack (a) the power to direct the activities of an entity that most significantly impact the entity’s economic performance; (b) the obligation to absorb the expected losses; or (c) the right to receive the expected residual returns; or (3) have disproportional voting rights and the entity’s activities are conducted on behalf of the investor that has disproportionally few voting rights.

The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in Note 1 — Summary of Significant Accounting Policies included in Item 8 of this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads and equity prices. All of our market risk sensitive assets, liabilities and related derivative positions are for non-trading purposes only. Management recognizes the following primary risks associated with our business and the industry in which we conduct business:

•	Interest rate risk
•	Liquidity risk
•	Prepayment risk
•	Credit risk
•	Fair value risk

The following analysis includes forward-looking statements that assume that certain market conditions occur. Actual results may differ materially from these projected results due to changes in our portfolio assets and borrowings mix and due to developments in the domestic and global financial and real estate markets. Developments in the financial markets include the likelihood of changing interest rates and the relationship of various interest rates and their impact on our portfolio yield, cost of funds and cash flows. The analytical methods that we use to assess and mitigate these market risks should not be considered projections of future events or operating performance.

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the financial assets we manage and hold in our investment portfolio, the variable-rate borrowings we use to finance our portfolio, and the interest rate swaps and caps, Eurodollar and other futures, TBAs and other securities or instruments we use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

For example, we hold RMBS some of which may have interest coupons that reset on various dates that are not matched to the reset dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our assets. Thus, it is likely that our floating rate borrowings may react to changes in interest rates before our RMBS because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the RMBS. In addition, the interest rates on our Agency ARMs backed by hybrid ARMs may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on RMBS. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay slower than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income.

We seek to manage interest rate risk in the portfolio by utilizing interest rate swaps, caps, Eurodollar and other futures, options and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, are less than one year. In addition, we utilize TBAs to mitigate the risks on our long Agency RMBS positions associated with our investments in Agency IOs.

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities and instruments, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps, TBAs and Eurodollar futures

Based on the results of the model, instantaneous changes in interest rates would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of December 31, 2011 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$6,107
+100	$5,081
-100	$(7,822)

Interest rate changes may also impact our net book value as our mortgage assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets, other than IOs, decreases, and conversely, as interest rates decrease, the value of such investments will increase. The value of an IO will likely be negatively affected in a declining interest rate environment due to the risk of increasing prepayment rates because the IOs value is wholly contingent on the underlying mortgage loans having an outstanding balance. In general, we expect that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on securities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

Our principal sources of liquidity are the repurchase agreements on our mortgage-backed securities, the CDOs we have issued to finance our loans held in securitization trusts, the principal and interest payments from our assets and cash proceeds from the issuance of equity securities (as market and other conditions permit). We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

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

Prepayment Risk

When borrowers repay the principal on their mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for mortgage assets purchased at a premium to their then current balance, as with the majority of our assets. Conversely, mortgage assets purchased for less than their then current balance exhibit higher yields due to faster prepayments. Furthermore, prepayment speeds exceeding or lower than our modeled prepayment speeds impact the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. The impact of increasing prepayment rates, whether as a result of declining interest rates, government intervention in the mortgage markets or otherwise, is particularly acute with respect to our Agency IOs. Because the value of an IO security is wholly contingent on the underlying mortgage loans having an outstanding principal balance, an unexpected increase in prepayment rates on the pool of mortgage loans underlying the IOs could significantly negatively impact the performance of our Agency IOs.

Our modeled prepayments will help determine the amount of hedging we use to off-set changes in interest rates. If actual prepayment rates are higher than modeled, the yield will be less than modeled in cases where we paid a premium for the particular mortgage asset. Conversely, when we have paid a premium, if actual prepayment rates experienced are slower than modeled, we would amortize the premium over a longer time period, resulting in a higher yield to maturity.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets, such as non-Agency RMBS, CMBS, and CLOs, due to borrower defaults. Our portfolio of loans held in securitization trusts as of December 31, 2011 consisted of approximately $208.9 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated in 2005 by one of our subsidiaries prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.4%, and average borrower FICO score of approximately 729. In addition, approximately 64.4% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of December 31, 2011 the Company owns $34.9 million of first loss CMBS comprised of POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 26.1% of current par. The overall return of these securities will be dependent on the performance of the underlying loans and accordingly, management has taken an appropriate credit reserve when determining the amount of discount to accrete into income over time. In addition, we owned approximately $3.9 million on non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 84.8% of current par value. Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS. As of December 31, 2011, we own approximately $22.8 million of notes issued by a CLO at a discounted purchase price equal to 28.9% of par. The securities are backed by a portfolio of middle market corporate loans.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2011, and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in derivative instruments, primarily interest rate hedges on our debt, will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary and has varied materially from period to period.

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

The fair values of the Company's RMBS and CDOs are generally based on market prices provided by dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

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

The fair value of our CMBS is based on management’s estimates using pricing models and inputs from current market conditions including recent transactions. Our CMBS investments were acquired in private transactions and are not actively traded in the secondary markets. However similar assets are issued on a periodic basis that allows management to assess current market conditions when formulating a model evaluation.

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2011, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes

Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(13,092)	2.73 years
+100	$(6,579)	1.92 years
Base	—	0.70 years
-100	$602	(0.69) years

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

The information set forth in Item 1 of this Annual Report on Form 10-K related to the Midway Amendment and the Midway Management Agreement are incorporated by reference herein. A copy of the Midway Amendment is filed as Exhibit 10.[_] to this Annual Report on Form 10-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 (the “2012 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2012 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2012 Proxy Statement and is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: March 12, 2012	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 12, 2012	By:	/s/ Fredric S. Starker
Fredric S. Starker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chief Executive Officer, President and Director	March 12, 2012
Steven R. Mumma	(Principal Executive Officer)

/s/ Fredric S. Starker	Chief Financial Officer	March 12, 2012
Frederic S. Starker	(Principal Financial and Accounting Officer)

/s/ James J. Fowler	Chairman of the Board	March 12, 2012
James J. Fowler

/s/ Alan L. Hainey	Director	March 12, 2012
Alan L. Hainey

/s/ Steven G. Norcutt	Director	March 12, 2012
Steven G. Norcutt

/s/ David R. Bock	Director	March 12, 2012
David R. Bock

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2011

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
New York Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 12, 2012

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2011	December 31, 2010
ASSETS

Investment securities available for sale, at fair value (including pledged securities of $129,942 and $38,475, respectively)	$200,342	$86,040
Mortgage loans held in securitization trusts (net)	206,920	228,185
Mortgage loans held for investment	5,118	7,460
Investment in limited partnership	8,703	18,665
Cash and cash equivalents	16,586	19,375
Receivable for securities sold	1,133	5,653
Derivative assets	208,218	-
Receivables and other assets	35,685	8,916
Total Assets	$682,705	$374,294

LIABILITIES AND EQUITY
Liabilities:
Financing arrangements, portfolio investments	$112,674	$35,632
Collateralized debt obligations	199,762	219,993
Derivative liabilities	2,619	1,087
Payable for securities purchased	228,300	-
Accrued expenses and other liabilities	8,043	4,095
Subordinated debentures	45,000	45,000
Total liabilities	596,398	305,807
Commitments and Contingencies
Equity:
Stockholders' equity
Common stock, $0.01 par value, 400,000,000 authorized, 13,938,273 and 9,425,442, shares issued and outstanding, respectively	139	94
Additional paid-in capital	153,710	135,300
Accumulated other comprehensive income	11,292	17,732
Accumulated deficit	(79,863)	(84,639)
Total stockholders' equity	85,278	68,487
Noncontrolling interest	1,029	-
Total equity	86,307	68,487
Total Liabilities and Equity	$682,705	$374,294

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010

INTEREST INCOME	$24,291	$19,899

INTEREST EXPENSE:
Investment securities and loans held in securitization trusts	2,946	4,864
Subordinated debentures	1,891	2,473
Convertible preferred debentures	-	2,274
Total interest expense	4,837	9,611

NET INTEREST INCOME	19,454	10,288

OTHER (EXPENSE) INCOME:
Provision for loan losses	(1,693)	(2,230)
Impairment loss on investment securities	(250)	(296)
Income from investments in limited partnership and limited liability company	2,167	496
Realized gain on investment securities and related hedges, net	5,740	5,362
Unrealized loss on investment securities and related hedges, net	(9,657)	-
Total other (expense) income	(3,693)	3,332

General, administrative and other expenses	8,323	7,950
Termination of management contract	2,195	-
Total general, administrative and other expenses	10,518	7,950

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,243	5,670
Income tax expense	433	-
INCOME FROM CONTINUING OPERATIONS	4,810	5,670
Income from discontinued operation - net of tax	63	1,135
NET INCOME	4,873	6,805
Net income attributable to noncontrolling interest	97	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,776	$6,805

Basic income per common share	$0.46	$0.72
Diluted income per common share	$0.46	$0.72
Dividends declared per common share	$1.00	$0.79
Weighted average shares outstanding-basic	10,495	9,422
Weighted average shares outstanding-diluted	10,495	9,422

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	For the Years
	Ended December 31,
	2011	2010

NET INCOME	$4,873	$6,805

OTHER COMPREHENSIVE (LOSS) INCOME

(Decrease) increase in net unrealized gain on available for sale securities	(3,337)	9,106
Reclassification adjustment for net gain included in net income	(3,886)	(5,011)
Increase in fair value of derivative instruments utilized for cash flow hedges	783	1,819

OTHER COMPREHENSIVE (LOSS) INCOME	(6,440)	5,914

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,567)	$12,719

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2011 and 2010
(Dollar amounts in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total
Balance, January 1, 2010	$94	$142,519	$(91,444)	$11,818	$-	$62,987
Net income	-	-	6,805	-	-	6,805
Stock issuance	-	225	-	-	-	225
Dividends declared	-	(7,444)	-	-	-	(7,444)
Reclassification adjustment for net gain included in net income	-	-	-	(5,011)	-	(5,011)
Increase in net unrealized gain on available for sale securities	-	-	-	9,106	-	9,106
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	1,819	-	1,819
Balance, December 31, 2010	94	135,300	(84,639)	17,732	-	68,487
Net income	-	-	4,776	-	97	4,873
Stock issuance	45	30,548	-	-	-	30,593
Costs associated with issuance of common stock	-	(686)	-	-	-	(686)
Dividends declared	-	(11,452)	-	-	-	(11,452)
Increase in non-controlling interests related to consolidation of interest in a limited liability company	-	-	-	-	932	932
Reclassification adjustment for net gain included in net income	-	-	-	(3,886)	-	(3,886)
Decrease in net unrealized gain on available for sale securities	-	-	-	(3,337)	-	(3,337)
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	783	-	783
Balance, December 31, 2011	$139	$153,710	$(79,863)	$11,292	$1,029	$86,307

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$4,873	$6,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	126	669
Net accretion on investment securities and mortgage loans held in securitization trusts	5,558	(3,248)
Realized gain on securities and related hedges, net	(5,740)	(5,362)
Unrealized loss on securities and related hedges, net	9,657	-
Impairment loss on investment securities	250	296
Net decrease in loans held for sale	31	32
Provision for loan losses	1,693	2,230
Income from investments in limited partnership and limited liability company	(2,167)	(496)
Interest distributions from investments in limited partnership and limited liability company	1,079	234
Stock issuance	210	225
Changes in operating assets and liabilities:
Receivables and other assets	(2,923)	269
Accrued expenses and other liabilities	767	(1,959)
Net cash provided by (used in) operating activities	13,414	(305)

Cash Flows from Investing Activities:
Restricted cash	(24,326)	1,610
Purchases of investment securities	(291,211)	(5)
Proceeds from sales of investment securities	167,805	46,024
Issuance of mortgage loans held for investment	(2,520)	(7,460)
Proceeds from mortgage loans held for investment	5,004	-
Purchase of investments in limited partnership and limited liability company	(5,322)	(19,359)
Proceeds from investments in limited partnership	10,909	956
Net proceeds on other derivative instruments not designated as qualifying hedges	4,961	-
Principal repayments received on mortgage loans held in securitization trusts	19,950	45,744
Principal paydowns on investment securities - available for sale	19,459	52,174
Net cash (used in) provided by investing activities	(95,291)	119,684

Cash Flows from Financing Activities:
Proceeds from (payments of) financing arrangements	77,042	(49,474)
Stock issuance	30,382	-
Costs associated with stock issuance	(686)	-
Dividends paid	(8,270)	(8,102)
Redemption of convertible preferred debentures	-	(20,000)
Payments made on collateralized debt obligations	(20,312)	(46,950)
Capital contributed by noncontrolling interest	932	-
Net cash provided by (used in) financing activities	79,088	(124,526)
Net Decrease in Cash and Cash Equivalents	(2,789)	(5,147)
Cash and Cash Equivalents - Beginning of Year	19,375	24,522
Cash and Cash Equivalents - End of Year	$16,586	$19,375

Supplemental Disclosure:
Cash paid for interest	$4,669	$9,730

Non-Cash Investment Activities:
Sale of investment securities not yet settled	$1,133	$5,653
Purchase of investment securities not yet settled	$228,300	$-
Transfer of investment securities from investment in limited liability company	$5,463	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$4,878	$1,697

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization – New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets. Our principal business objective is to generate net income for distribution to our stockholders resulting from the spread between the interest and other income we earn on our interest-earning assets and the interest expense we pay on the borrowings that we use to finance our leveraged assets and our operating costs. We also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, taxable REIT subsidiaries ("TRSs") and qualified REIT subsidiaries ("QRSs"). The Company conducts certain of its portfolio investment operations through one of its wholly-owned TRSs, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, a portion of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business. Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC. The Company utilizes one of its wholly-owned QRSs, RB Commercial Mortgage LLC (“RBCM”), for its investments in multi-family CMBS assets, and, to a lesser extent, other commercial real estate-related debt investments. The Company utilizes another of its wholly-owned QRSs, NYMT-Midway LLC, and one of its wholly-owned TRSs, New York Mortgage Funding, LLC (“NYMF”), for its Agency IO portfolio managed by Midway. The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated.

Variable Interest Entities – An entity is referred to as a variable interest entity (“VIE”) if it meets at least one of the following criteria: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support of other parties; or (2) as a group, the holders of the equity investment at risk lack (a) the power to direct the activities of an entity that most significantly impact the entity’s economic performance; (b) the obligation to absorb the expected losses; or (c) the right to receive the expected residual returns; or (3) have disproportional voting rights and the entity’s activities are conducted on behalf of the investor that has disproportionally few voting rights.

The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”), include residential mortgage-backed securities (“RMBS”) that are issued by government sponsored enterprises (“GSE”), which, together with RMBS issued or guaranteed by other GSEs or government agencies, is referred to as “Agency RMBS,” non-Agency RMBS, collateralized loan obligations (“CLOs”) and multi-family commercial mortgage-backed securities (“CMBS”). Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

The Company’s investment securities available for sale also includes its investment in a wholly owned account referred to as our Agency IO portfolio. These investments primarily include interest only and inverse interest only securities (collectively referred to as “IOs”) that are guaranteed or issued by a GSE or government agency. The Agency IO portfolio investments include derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the consolidated statements of operations. The Company has elected the fair value option for these investment securities which also measures unrealized gains and losses through earnings in the consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

Mortgage Loans Held in Securitization Trusts – Mortgage loans held in securitization trusts are certain adjustable rate mortgage ("ARM") loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the financial statements. Mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.

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

Allowance for Loan Losses on Mortgage Loans Held in Securitization Trusts – We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of mortgage loans held in securitization trusts.

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

Comparing the current loan balance to the property value determines the current loan-to-value (“LTV”) ratio of the loan. Generally, we estimate that a first lien loan on a property that goes into a foreclosure process and becomes real estate owned (“REO”), results in the property being disposed of at approximately 84% of the current value. This estimate is based on management's experience as well as realized severity rates since issuance of our securitizations. This base provision for a particular loan may be adjusted if we are aware of specific circumstances that may affect the outcome of the loss mitigation process for that loan. However, we predominantly use the base reserve number for our reserve. If real estate markets continue to decline, we may adjust our anticipated realization percentage.

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

 Investment in Limited Partnership – The Company has an equity investment in a limited partnership.  In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting.  Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

Management periodically reviews its investments for impairment based on projected cash flows from the entity over the holding period.  When any impairment is identified, the investments are written down to recoverable amounts.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Receivables and Other Assets – Receivables and other assets include restricted cash held by third parties of $25.8 million which includes $16.5 million held in our Agency IO portfolio to be used for trading purposes and $9.1 million held by counterparties as collateral for hedging instruments at December 31, 2011.

Financing Arrangements, Portfolio Investments – Investment securities available for sale are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by the securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Collateralized Debt Obligations (“CDOs”) – We use CDOs to permanently finance our loans held in securitization trusts.  For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the CDO is recorded as the Company’s debt. The Company has completed four securitizations since inception, the first three were accounted for as a permanent financing and the fourth was accounted for as a sale and accordingly, not included in the Company’s financial statements.

Subordinated Debentures – Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

Derivative Financial Instruments – The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage interest rate and prepayment risk associated with its securities investment activities.

Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks and investment banks who meet established credit and capital guidelines.

The Company invests in To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.”  Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with these TBAs are recognized through earnings in the consolidated statements of operations.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

For instruments that are not designated or qualify as a cash flow hedge, such as our use of U.S. Treasury securities or Eurodollar futures contracts, any realized and unrealized gains and losses associated with these instruments are recognized through earnings in the consolidated statement of operations.

Termination of Hedging Relationships – The Company employs risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item.

Additionally, the Company may elect to un-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes recorded in current earnings.

Revenue Recognition – Interest income on our investment securities and on our mortgage loans is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with investment securities and mortgage loans at the time of purchase or origination are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity.

Interest income on our credit sensitive securities, such as our non-Agency RMBS and certain of our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on the Company’s assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.

Based on the projected cash flows from the Company’s first loss CMBS POs purchased at a discount to par value, a portion of the purchase discount is designated as non-accretable purchase discount or credit reserve, which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such CMBS and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps will be recognized in current earnings.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised primarily of income (loss) from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the Plan for the years ended December 31, 2011 and 2010.

Stock Based Compensation – Compensation expense for equity based awards is recognized over the vesting period of such awards, based upon the fair value of the stock at the grant date.

Income Taxes – The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

HC and NYMF are TRSs and therefore subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

A Summary of Recent Accounting Pronouncements Follows:

Receivables (ASC 310)

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of ASU 2011-02 did not have an effect on our financial condition, results of operations and disclosures.

Transfers and Servicing (ASC 860)

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification (“Codification”) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not expect the adoption of ASU 2011-03 to have an effect on our financial condition, results of operations and disclosures.

Fair Value Measurements (ASC 820)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a significant effect on our financial condition, results of operations and disclosures.

Comprehensive Income (ASC 220)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. However, in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date for ASU 2011-05. The amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The early adoption of this guidance during 2011 did not have a significant impact on our financial position, results of operations and disclosures as it only required a change in the format of the current presentation.

Balance Sheet (ASC 210)

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.  The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective January 1, 2013 and is to be applied retrospectively. The adoption of ASU 2011-11 will have an effect on our disclosures but we do not expect the adoption to have an effect on our financial condition or results of operations.

2.	Investment Securities Available For Sale

Investment securities available for sale consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$139,639	$2,327	$(9,509)	$132,457
CMBS	42,221	128	(1,164)	41,185
Non Agency RMBS	5,156	—	(1,211)	3,945
CLOs	10,262	12,493	—	22,755
Total	$197,278	$14,948	$(11,884)	$200,342

Securities included in investment securities available for sale as part of our Agency IO portfolio that are measured at fair value through earnings consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Interest only securities included in Agency RMBS:
Federal National Mortgage Association (“Fannie Mae”)	$31,079	$490	$(3,908)	$27,661
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	19,477	142	(2,554)	17,065
Government National Mortgage Association (“Ginnie Mae”)	21,656	304	(3,004)	18,956
Total	$72,212	$936	$(9,466)	$63,682

Investment securities available for sale consist of the following as of December 31, 2010 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS (1)	$45,865	$1,664	$—	$47,529
Non Agency RMBS	10,071	80	(1,166)	8,985
CLOs	11,286	18,240	—	29,526
Total	$67,222	$19,984	$(1,166)	$86,040

(1)	Agency RMBS includes only Fannie Mae issued securities at December 31, 2010.

During the year ended December 31, 2011, the Company received total proceeds of approximately $20.8 million, realizing approximately $5.0 million of profit before incentive fee, from the sale of certain CLO investments, certain Agency RMBS and U.S. Treasury securities.  During the year ended December 31, 2010, the Company received total proceeds of approximately $46.0 million, realizing approximately $5.0 million of profit before incentive fee, from the sale of certain Agency RMBS and non-Agency RMBS.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 36.0 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2011 and 2010, the weighted average life of the Company’s available for sale securities portfolio is approximately 5.24 years.

The following tables set forth the stated reset periods of our investment securities available for sale at December 31, 2011 (dollar amounts in thousands):

	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$74,983	$29,210	$28,264	$132,457
CMBS	—	—	41,185	41,185
Non-Agency RMBS	3,945	—	—	3,945
CLO	22,755	—	—	22,755
Total	$101,683	$29,210	$69,449	$200,342

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

The following table presents the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010, respectively (dollar amounts in thousands):

December 31, 2011	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$13,718	$43	$—	$—	$13,718	$43
CMBS	13,396	1,164	—	—	13,396	1,164
Non-Agency RMBS	—	—	3,944	1,211	3,944	1,211
Total	$27,114	$1,207	$3,944	$1,211	$31,058	$2,418

December 31, 2010	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Non-Agency RMBS	$—	$—	$6,436	$1,166	$6,436	$1,166
Total	$—	$—	$6,436	$1,166	$6,436	$1,166

As of December 31, 2011, the Company recognized a $0.3 million other-than-temporary impairment through earnings. As of December 31, 2010, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

3.	Mortgage Loans Held in Securitization Trusts and Real Estate Owned

Mortgage loans held in securitization trusts (net) consist of the following at December 31, 2011 and 2010, respectively (dollar amounts in thousands):

	December 31,
	2011	2010
Mortgage loans principal amount	$208,934	$229,323
Deferred origination costs – net	1,317	1,451
Reserve for loan losses	(3,331)	(2,589)
Total	$206,920	$228,185

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on mortgage loans held in securitization trusts for the years ended December 31, 2011 and 2010, respectively (dollar amounts in thousands):

	Years ended December 31,
	2010	2010
Balance at beginning of period	$2,589	$2,581
Provisions for loan losses	1,380	1,560
Transfer to real estate owned	(192)	(564)
Charge-offs	(446)	(988)
Balance at the end of period	$3,331	$2,589

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses.  The Company’s allowance for loan losses at December 31, 2011 was $3.3 million, representing 159 basis points of the outstanding principal balance of loans held in securitization trusts as of December 31, 2011, as compared to 113 basis points as of December 31, 2010.  As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in securitization trusts for the years ended December 31, 2011 and 2010, respectively (dollar amounts in thousands):

	December 31,
	2011	2010
Balance at beginning of period	$740	$546
Write downs	(87)	(193)
Transfer from mortgage loans held in securitization trusts	698	1,398
Disposal	(897)	(1,011)
Balance at the end of period	$454	$740

Real estate owned held in securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in securitization trusts are pledged as collateral for the CDOs issued by the Company.  As of December 31, 2011 and 2010, the Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in securitization trusts and the amount of CDOs outstanding, was $7.6 million and $8.9 million, respectively.

Delinquency Status of Our Mortgage Loans Held in Securitization Trusts

As of December 31, 2011, we had 38 delinquent loans with an aggregate principal amount outstanding of approximately $21.0 million categorized as Mortgage Loans Held in Securitization Trusts (net).  Of the $21.0 million in delinquent loans, $18.0 million, or 86%, are currently under some form of modified payment plan.  The table below shows delinquencies in our portfolio of loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2011 (dollar amounts in thousands):

December 31, 2011
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$517	0.25%
61-90	1	$378	0.18%
90+	35	$20,138	9.61%
Real estate owned through foreclosure	3	$656	0.31%

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

December 31, 2010
Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	7	$2,515	1.09%
61-90	4	$4,362	1.89%
90+	35	$18,191	7.90%
Real estate owned through foreclosure	3	$894	0.39%

4.	Variable Interest Entities

The Company has evaluated its real estate debt investments to determine whether they are a VIE. As of December 31, 2011, the Company identified interests in four entities which were determined to be VIEs. Based on management’s analysis, the Company is not the primary beneficiary of three of the identified VIEs since it (i) does not have the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company’s financial statements as of December 31, 2011.

The Company’s three identified variable interests in a VIE that are not consolidated are investment securities with a fair value of $41.2 million, which is our maximum exposure to loss. The Company has accounted for these three investment securities as available for sale securities at fair value, with unrealized gains and losses reported in OCI. The investment securities consist of first loss principal only strips from Freddie Mac Multi-Family K-Series CMBS securitizations.

The Company has identified one entity that it has determined that it has a variable interest in a VIE and for which it is the primary beneficiary and has a controlling financial interest. The entity is an investment in a limited liability company that has provided a loan to a borrower that is secured by commercial property. The loan is for $2.5 million and the limited liability company has been consolidated into the Company’s financial statements.

5.	Investment in Limited Partnership

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting.  Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this variable interest entity is $8.5 million and $18.7 million at December 31, 2011 and 2010, respectively. During the third and fourth quarters of 2010, HC invested, in exchange for limited partnership interests, $19.4 million in this limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans.  The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

At December 31, 2011 and 2010, the Company had an investment in this limited partnership of $8.5 million and $18.7 million, respectively.  For the years ended December 31, 2011 and 2010, the Company recognized income from the investment in limited partnership of $1.8 million and $0.5 million, respectively.  For the years ended December 31, 2011 and 2010, the Company received distributions from the investment in limited partnership of $11.8 million and $1.2 million, respectively.

The balance sheet of the investment in limited partnership at December 31, 2011 and 2010, respectively, is as follows (dollar amounts in thousands):

	December 31,
Assets	2011	2010
Cash	$1,154	$152
Mortgage loans held for sale (net)	6,918	18,072
Other assets	661	478
Total Assets	$8,733	$18,702

Liabilities & Partners’ Equity
Other liabilities	$206	$37
Partners’ equity	8,527	18,665
Total Liabilities & Partners’ Equity	$8,733	$18,702

The statement of operations of the investment in limited partnership for the years ended December 31, 2011 and 2010, respectively, is as follows (dollar amounts in thousands):

	Years ended December 31,
Statement of Operations	2011	2010
Interest income	$1,267	$489
Realized gain	1,107	164
Total Income	2,374	653
Other expenses	(536)	(157)
Net Income	$1,838	$496

During the second quarter of 2011, RBCM invested $5.3 million in a limited liability company that was formed for the purpose of investing in two tranches of securities. For the year ended December 31, 2011, the Company recognized income from the investment in limited liability company of $0.3 million, which was accounted for using the equity method of accounting. For the year ended December 31, 2011, the Company received distributions from the investment in this limited liability company of $0.2 million. The limited liability company was dissolved on December 30, 2011 and the two tranches of securities transferred to the Company at carrying value as directly owned securities accounted for as investment securities available for sale.

6.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps, caps and futures. The Company may also purchase or short TBAs and U.S. Treasury securities, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

The following table presents the fair value of derivative instruments held in our Agency IO portfolio that were not designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2011 and 2010, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010
TBA securities	Derivative assets	$207,891	$—
Options on U.S. Treasury futures	Derivative assets	327	—
U.S. Treasury futures	Derivative liabilities	566	—
Eurodollar futures	Derivative liabilities	1,749	—

The tables below summarize the activity of derivative instruments not designated as hedges for the year ended December 31, 2011 (dollar amounts in thousands). There were no derivative instruments not designated as hedges for the same period in 2010.

	For the Year Ended December 31, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of December 31, 2011
TBA securities	$—	$1,017,000	$(815,000)	$202,000
U.S. Treasury futures	—	566,600	(659,400)	(92,800)
Short sales of Eurodollar futures	—	1,938,000	(4,360,000)	(2,422,000)
Options on U.S. Treasury futures	—	795,000	(595,500)	199,500

The TBAs in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our consolidated statements of operations. The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the year ended December 31, 2011, we recorded net realized gains of $2.9 million and unrealized gains of $1.4 million. There were no realized or unrealized gains or losses from TBAs for the same period in 2010. At December 31, 2011 our consolidated balance sheet includes TBA-related liabilities of $206.8 million included in payable for securities purchased. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

The Eurodollar futures in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our consolidated statements of operations. For the year ended December 31, 2011, we recorded net realized losses of $2.0 million and net unrealized losses of $1.7 million in our Eurodollar futures contracts. The Eurodollar futures consist of 2,422 contracts with expiration dates ranging between March 2012 and September 2014. There were no realized or unrealized gains or losses from Eurodollars for the same period in 2010.

The U.S. Treasury futures and options in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our consolidated statements of operations. For the year ended December 31, 2011, we recorded net realized losses of $0.2 million and net unrealized losses of $0.7 million. There were no realized or unrealized gains or losses from U.S. Treasury futures and options for the same period in 2010.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2011 and 2010, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010
Interest Rate Swaps	Derivative liabilities	$304	$1,087

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2011 and 2010, respectively (dollar amounts in thousands):

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2011	2010
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(1,087)	$(2,904)
Unrealized gain on interest rate caps	—	394
Unrealized gain on interest rate swaps	783	1,423
Balance at end of the period	$(304)	$(1,087)

The Company estimates that over the next 12 months, approximately $0.3 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the years ended December 31, 2011 and 2010, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2011	2010
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$—	$308
Interest expense-subordinated debentures	—	92
Interest Rate Swaps:
Interest expense-investment securities	893	2,515

The Company’s interest rate swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its short term repurchase agreements.  There were no costs incurred at the inception of our interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.  The Company’s interest rate swap notional amounts are based on an amortizing schedule fixed at the start date of the transaction.  The Company’s interest rate cap transactions are designated as cash flow hedges against the benchmark interest rate risk associated with the CDOs and the subordinated debentures.  The interest rate cap transactions were initiated with an upfront premium that is being amortized over the life of the contract.

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

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.  The Company’s derivative instruments are carried on the Company’s balance sheet at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. For the Company’s derivative instruments that are designated as “cash flow hedges,” changes in their fair value are recorded in accumulated other comprehensive income (loss), provided that the hedges are effective.  A change in fair value for any ineffective amount of the Company’s derivative instruments would be recognized in earnings.  The Company has not recognized any change in the value of its existing derivative instruments designated as cash flow hedges through earnings as a result of ineffectiveness of any of its hedges.

 The following table presents information about the Company’s interest rate swaps as of December 31, 2011 and 2010, respectively (dollar amounts in thousands):

	December 31, 2011		December 31, 2010
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$14,930	3.02%	$24,080	2.99%
Over 30 days to 3 months	260	2.93	2,110	3.03
Over 3 months to 6 months	380	2.93	2,280	3.03
Over 6 months to 12 months	810	2.93	5,600	3.03
Over 12 months to 24 months	8,380	2.93	16,380	3.01
Over 24 months to 36 months	—		8,380	2.93
Total	$24,760	2.99%	$58,830	3.00%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps were designated by the Company as cash flow hedges against interest rate risk associated with the Company’s CDOs and the subordinated debentures. The interest rate caps associated with the CDOs were amortizing contractual schedules determined at origination. The Company had $0 and $76.0 million of notional interest rate caps outstanding as of December 31, 2011 and 2010, respectively.  These interest rate caps were utilized to cap the interest rate on the CDOs at a fixed-rate when one month LIBOR exceeds a predetermined rate.  The interest rate caps expired on April 25, 2011.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement.  In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of December 31, 2011 and 2010.  The Company had $9.1 million and $1.2 million of restricted cash related to margin posted for its agreements as of December 31, 2011 and 2010, respectively.  The restricted cash held by third parties is included in receivables and other assets in the accompanying consolidated balance sheets.

7.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At December 31, 2011, the Company had repurchase agreements with an outstanding balance of $112.7 million and a weighted average interest rate of 0.71%. As of December 31, 2010, the Company had repurchase agreements with an outstanding balance of $35.6 million and a weighted average interest rate of 0.39%.  At December 31, 2011 and 2010, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $129.9 million and $38.5 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of December 31, 2011 and 2010, the average days to maturity for all repurchase agreements is 19 days and 29 days, respectively.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2011 and 2010, respectively (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	December 31, 2011	December 31, 2010
Cantor Fitzgerald, L.P.	$9,225	$4,990
Credit Suisse First Boston LLC	11,147	12,080
Jefferies & Company, Inc.	18,380	9,476
JPMorgan Chase & Co.	49,226	—
South Street Securities LLC	24,696	9,086
Total Financing Arrangements, Portfolio Investments	$112,674	$35,632

As of December 31, 2011, the outstanding balance under our repurchase agreements was funded at an advance rate of 84% that implies an average haircut of 16%. The weighted average “haircut” related to our repurchase agreement financing for our Agency IOs, CLOs and other Agency RMBS was approximately 25%, 35% and 6%, respectively, for a total weighted average “haircut” of 16%. The amount at risk for Credit Suisse First Boston LLC, South Street Securities LLC, Jefferies & Company, Inc., Cantor Fitzgerald, L.P., and JPMorgan Chase & Co. are $0.9 million, $1.9 million, $0.9 million, $4.2 million and $9.3 million, respectively.

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

As of December 31, 2011, the Company had $16.6 million in cash and $48.9 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $17.0 million of RMBS, of which $13.0 million are Agency RMBS. The $16.6 million of cash and the $17.0 million in RMBS (which, collectively, represents 30% of our financing arrangements, portfolio investments) are liquid and could be monetized to pay down or collateralize the liability immediately. There is also an additional $16.5 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements.

8.	Collateralized Debt Obligations

The Company’s CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2011 and 2010, the Company had CDOs outstanding of $199.8 million and $220.0 million, respectively. As of December 31, 2011 and 2010, the current weighted average interest rate on these CDOs was 0.68% and 0.65%, respectively. The CDOs are collateralized by ARM loans with a principal balance of $208.9 million and $229.3 million at December 31, 2011 and 2010, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2011 and 2010, had a net investment in the securitizations trusts of $7.6 million and $8.9 million, respectively.

The CDO transactions included amortizing interest rate cap contracts with an aggregate notional amount of $0 and $76.0 million as of December 31, 2011 and 2010, respectively, which were recorded as an asset of the Company. The interest rate caps were carried at fair value and totaled $0 as of December 31, 2011 and 2010. The interest rate caps reduced interest rate exposure on the CDOs. The interest rate caps expired on April 25, 2011.

9.	Subordinated Debentures

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2011 and 2010, respectively (dollar amounts in thousands):

	December 31,
	2011	2010
Subordinated debentures	$45,000	$45,000

On September 1, 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities had a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate was converted to a floating rate equal to three-month LIBOR plus 3.95% until maturity (4.38% at December 31, 2011 and 4.24% at December 31, 2010).  The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. The preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (4.33% at December 31, 2011 and 4.05% at December 31, 2010). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. The preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

As of March 5, 2012, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

10.	Convertible Preferred Debentures (Net)

The Company issued $20.0 million in Series A Cumulative Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) that matured on December 31, 2010.  The outstanding shares were redeemed by the Company at the $20.00 per share liquidation preference plus accrued dividends on December 31, 2010.

11.	Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation.  As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation.  Assets and liabilities related to the discontinued operation are $4.0 million and $0.5 million, respectively, at December 31, 2011, and $4.0 million and $0.6 million, respectively, at December 31, 2010, and are included in receivables and other assets and accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

Balance Sheet Data

The components of assets related to the discontinued operation as of December 31, 2011 and 2010, respectively, are as follows (dollar amounts in thousands):

	December 31,
	2011	2010
Accounts and accrued interest receivable	$14	$18
Mortgage loans held for sale (net)	3,780	3,808
Prepaid and other assets	249	213
Total assets	$4,043	$4,039

The components of liabilities related to the discontinued operation as of December 31, 2011 and 2010, respectively, are as follows (dollar amounts in thousands):

	December 31,
	2011	2010
Due to loan purchasers	$342	$342
Accrued expenses and other liabilities	147	214
Total liabilities	$489	$556

Statements of Operations Data

The statements of operations of the discontinued operation for the years ended December 31, 2011 and 2010, respectively, are as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2011	2010
Revenues	$203	$1,403
Expenses	140	268
Income from discontinued operations – net of tax	$63	$1,135

12.	Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the years ended December 31, 2011 and 2010. At December 31, 2011, the Company had a reserve of approximately $0.3 million.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2011, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases – The Company leases its corporate office under a short-term lease agreement expiring in 2013.  This lease is accounted for as an operating lease. Total property lease expense amounted to $0.2 million for each of the years ended December 31, 2011 and 2010.

Letters of Credit – The Company maintains a letter of credit in the amount of $0.2 million in lieu of a cash security deposit for its current corporate headquarters, located at 52 Vanderbilt Avenue in New York City, for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

As of December 31, 2011, obligations under non-cancelable operating leases that have an initial term of more than one year are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2012	$198
2013	67
$265

13.	Concentrations of Credit Risk

At December 31, 2011 and 2010, there were geographic concentrations of credit risk exceeding 5% of the total loan balances as follows:

	December 31,
Mortgage loans held in securitization trusts and real estate owned held in securitization trusts:	2011	2010
New York	37.5%	37.9%
Massachusetts	24.6%	25.0%
New Jersey	9.2%	8.7%
Florida	5.7%	5.6%
Connecticut	5.1%	4.7%

	December 31,
CMBS investments:	2011	2010
Texas	14.3%	—%
California	9.3%	—%
New York	7.2%	—%
Georgia	6.7%	—%
Washington	6.3%	—%
Florida	5.5%	—%

14.	Fair Value of Financial Instruments

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

b.
Investment Securities Available for Sale (CMBS) - As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants.

c.
Investment Securities Available for Sale (CLO) - The fair value of the CLO notes, prior to December 31, 2010, was based on management’s valuation determined using a discounted future cash flows model that management believed would be used by market participants to value similar financial instruments. At each of December 31, 2011 and December 31, 2010, the fair value of the CLO notes was based on quoted prices provided by dealers who make markets in similar financial instruments. The CLO notes were previously classified as Level 3 fair values and were re-classified as Level 2 fair values in the fourth quarter of 2010.

d.
Investment Securities Available for Sale - The fair value of other investment securities available for sale, such as U.S. Treasury securities, are based on quoted prices provided by dealers who make markets in similar financial instruments and are typically classified as Level 2 fair values.

e.	Derivative Instruments - The fair value of interest rate swaps, caps, options, futures and TBAs are based on dealer quotes. The Company’s derivatives are classified as Level 1 and Level 2 fair values.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$132,457	$—	$132,457
CMBS		—	41,185	41,185
Non-Agency RMBS	—	3,945	—	3,945
CLO	—	22,755	—	22,755
Derivative Assets	—	208,218	—	208,218
Total	$—	$367,375	$41,185	$408,560
Liabilities carried at fair value:
Derivative liabilities:
Interest rate swaps	$—	$304	$—	$304
U.S. Treasury futures	566	—	—	566
Eurodollar futures	1,749	—	—	$1,749
Total	$2,315	$304	$—	$2,619

	Measured at Fair Value on a Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$47,529	$—	$47,529
Non-Agency RMBS	—	8,985	—	8,985
CLO	—	29,526	—	29,526
Total	$—	$86,040	$—	$86,040

Liabilities carried at fair value:
Derivative liabilities (interest rate swaps)	$—	$1,087	$—	$1,087
Total	$—	$1,087	$—	$1,087

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2011 and 2010, respectively (amounts in thousands):

Investment securities available for sale:
	Years Ended December 31,
	2011	2010
Balance at beginning of period	$—	$17,599
Total gains (realized/unrealized)
Included in earnings (1)	—	2,100
Included in other comprehensive income/(loss)	(1,036)	9,827
Purchases	42,221	—
Transfers out of Level 3 (2)	—	(29,526)
Balance at the end of period	$41,185	$—

(1) –	Amounts included in interest income.
(2) –
The CLOs were re-classified from Level 3 to Level 2 fair values during the fourth quarter of 2010 due to management determining that inputs and assumptions for these assets based upon quoted prices provided by dealers who make markets in similar investments became more observable.

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

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2010, respectively, on the consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$5,118	$5,118
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,780	3,780
Mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,518	6,518
Real estate owned held in securitization trusts	—	—	454	454

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$7,460	$7,460
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,808	3,808
Mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,576	6,576
Real estate owned held in securitization trusts	—	—	740	740

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2011 and 2010, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2011	2010
Mortgage loans held in securitization trusts – impaired loans (net)	$1,380	$1,560
Real estate owned held in securitization trusts	87	193

Mortgage Loans Held for Investment – The Company’s mortgage loans held for investment are recorded at amortized cost less specific loan loss reserves.

Mortgage Loans Held for Sale (net) – The fair value of mortgage loans held for sale (net) are estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of the loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life time cap, periodic cap, underwriting standards, age and credit.

Mortgage Loans Held in Securitization Trusts – Impaired Loans (net) – Impaired mortgage loans held in the securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

Real Estate Owned Held in Securitization Trusts – Real estate owned held in the securitization trusts are recorded at net realizable value. Any subsequent adjustment will result in the reduction in carrying value with the corresponding amount charged to earnings.  Net realizable value based on an estimate of disposal taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to sell the property.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2011 and 2010, respectively, (dollar amounts in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$16,586	$16,586	$19,375	$19,375
Investment securities available for sale	200,342	200,342	86,040	86,040
Mortgage loans held in securitization trusts (net)	206,920	182,976	228,185	206,560
Derivative assets	208,218	208,218	—	—
Assets related to discontinued operation-mortgage loans held for sale (net)	3,780	3,780	3,808	3,808
Mortgage loans held for investment	5,118	5,118	7,460	7,460
Receivable for securities sold	1,133	1,133	5,653	5,653

Financial Liabilities:
Financing arrangements, portfolio investments	$112,674	$112,674	$35,632	$35,632
Collateralized debt obligations	199,762	171,187	219,993	185,609
Derivative liabilities	2,619	2,619	1,087	1,087
Payable for securities purchased	228,300	228,300	—	—
Subordinated debentures	45,000	26,318	45,000	36,399

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

e.     Collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

f.     Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

g.     Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

15.	Income taxes

A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2011 and 2010, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2011		2010

Provision at statutory rate	$1,857	(35.0)%	$2,382	(35.0)%
Non-taxable REIT income	(1,088)	20.5%	(813)	11.9%
State and local tax provision	239	(4.5)%	414	(6.1)%
True-ups	(1,810)	34.1%	—	—%
Valuation allowance	1,235	(23.3)%	(1,983)	29.2%
Total provision	$433	(8.2)%	$—	—%

The income tax provision for the year ended December 31, 2011 is comprised of the following components (dollar amounts in thousands):

Current income tax expense	$433
Deferred income tax expense	—
Total provision	$433

The income tax provision for the year ended December 31, 2010 is comprised of the following components (dollar amounts in thousands):

Current income tax expense	$83
Deferred income tax expense	(83)
Total provision	$—

The gross deferred tax asset at December 31, 2011 is $27.2 million. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2011 are as follows (dollar amounts in thousands):

Deferred tax assets:
Net operating loss carryover	$27,052
GAAP reserves	105
Gross deferred tax asset	27,157
Valuation allowance	(27,157)
Net deferred tax asset	$—

At December 31, 2011, HC had approximately $59 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2011 that it had undergone an ownership change within the meaning of IRC section 382 that will limit the net loss carryforwards to be used to offset future taxable income to $660,000 per year. The Company has recorded a full valuation allowance against its deferred tax assets because at this time management does not believe the deferred tax assets will be realized.

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

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2007. HC is presently undergoing an IRS examination for the taxable years ended December 31, 2010 and 2009.

During the years ended December 31, 2011 and 2010, the Company’s two TRSs recorded approximately $0.4 million and $0, respectively, of income tax expense for income attributable to the subsidiaries. The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

16.	Segment Reporting

The Company manages a portfolio comprised of primarily mortgage-related assets which operates as one reporting segment.

17.	Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 13,938,273 and 9,425,442 shares issued and outstanding as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, with 0 shares issued and outstanding. Of the common stock authorized at December 31, 2011 and 2010, 1,154,992 shares and 1,182,823 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. The Company issued 4,512,831 and 11,177 shares of common stock during the years ended December 31, 2011 and 2010, respectively. In addition, 0 and 829 shares of common stock were forfeited during the years ended December 31, 2011 and 2010, respectively.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2010 and ended December 31, 2011.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2011	December 15, 2011	December 27, 2011	January 25, 2012	$0.35
Third Quarter 2011	September 20, 2011	September 30, 2011	October 25, 2011	0.25
Second Quarter 2011	May 31, 2011	June 10, 2011	June 27, 2011	0.22
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	0.18

Fourth Quarter 2010	December 20, 2010	December 30, 2010	January 25, 2011	0.18
Third Quarter 2010	October 4, 2010	October 14, 2010	October 25, 2010	0.18
Second Quarter 2010	June 16, 2010	July 6, 2010	July 26, 2010	0.18
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	0.25

The following table presents cash dividends declared by the Company on its Series A Preferred Stock from January 1, 2010 through December 31, 2010.  The outstanding shares of Series A Preferred Stock were redeemed by the Company on December 31, 2010.

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2010	December 20, 2010	December 30, 2010	December 31, 2010	$0.50
Third Quarter 2010	September 29, 2010	September 30, 2010	October 29, 2010	0.50
Second Quarter 2010	June 16, 2010	June 30, 2010	July 30, 2010	0.50
First Quarter 2010	March 16, 2010	March 31, 2010	April 30, 2010	0.63

During 2011, taxable dividends for our common stock were $1.00 per share. For tax reporting purposes, the 2011 taxable dividends were classified as $1.00 per share ordinary income.

During 2010, taxable dividends for our common stock were $0.23 per share. For tax reporting purposes, the 2010 dividends were classified as $0.23 per share ordinary income and $0.81 per share a return of capital.

On June 28, 2011, we entered into an underwriting agreement relating to the offer and sale of 1,500,000 shares of our common stock at a public offering price of $7.50 per share, which shares were issued and proceeds received on July 1, 2011. On July 14, 2011, we issued an additional 225,000 shares of common stock to the underwriter pursuant to their exercise of an over-allotment option. The proceeds from the shares issued pursuant to the over-allotment option were received on July 14, 2011. We received total net proceeds of $11.9 million from the issuance of the 1,725,000 shares.

On December 1, 2011, we entered into an underwriting agreement relating to the offer and sale of 2,400,000 shares of our common stock at a public offering price of $6.90 per share, which shares were issued and proceeds received on December 6, 2011. On December 16, 2011, we issued an additional 360,000 shares of common stock to the underwriter pursuant to their exercise of an over-allotment option. The proceeds from the shares issued pursuant to the over-allotment option were received on December 16, 2011.We received total net proceeds of $17.9 million from the issuance of the 2,760,000 shares.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2011	2010
Numerator:
Net income – Basic	$4,776	$6,805
Net income from continuing operations	4,713	5,670
Net income from discontinued operations (net of tax)	63	1,135
Effect of dilutive instruments:
Convertible preferred debentures	—	2,274
Net income – Dilutive	4,776	9,079
Net income from continuing operations	4,713	7,944
Net income from discontinued operations (net of tax)	$63	$1,135
Denominator:
Weighted average basic shares outstanding	10,495	9,422
Effect of dilutive instruments:
Convertible preferred debentures	—	2,500
Weighted average dilutive shares outstanding	10,495	11,922
EPS:
Basic EPS	$0.46	$0.72
Basic EPS from continuing operations	0.45	0.60
Basic EPS from discontinued operations (net of tax)	0.01	0.12
Dilutive EPS	$0.46	$0.72
Dilutive EPS from continuing operations	0.45	0.60
Dilutive EPS from discontinued operations (net of tax)	0.01	0.12

18.	Stock Incentive Plans

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan. However, any outstanding awards under the 2005 Plan will continue in accordance with the terms of the 2005 Plan and any award agreement executed in connection with such outstanding awards. At December 31, 2011 and 2010, there are 14,084 and 28,999 shares of restricted stock outstanding, respectively, under the 2010 and 2005 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000. The Company’s directors have been issued 20,924 and 7,177 shares under the 2010 Plan as of December 31, 2011 and 2010, respectively.

During the years ended December 31, 2011 and 2010, the Company recognized non-cash compensation expense of $0.1 million and $0.2 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock for the years ended December 31, 2011 and 2010, respectively, are presented below:

	2011		2010
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	28,999	$5.43	60,665	$5.28
Granted	14,084	7.10	4,000	7.50
Forfeited	—	—	(829)	5.28
Vested	(28,999)	5.43	(34,837)	5.41
Non-vested shares as of December 31	14,084	$7.10	28,999	$5.43
Weighted-average fair value of restricted stock granted during the period	14,084	$7.10	4,000	$7.50

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At December 31, 2011 and 2010, the Company had unrecognized compensation expense of $0.1 million related to the non-vested shares of restricted common stock. The unrecognized compensation expense at December 31, 2011 is expected to be recognized over a weighted average period of 2.17 years. The total fair value of restricted shares vested during each of the years ended December 31, 2011 and 2010 was $0.2 million. The requisite service period is two years.

19.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Interest income	$3,694	$6,482	$7,431	$6,684
Interest expense	1,184	1,181	1,203	1,269
Net interest income	2,510	5,301	6,228	5,415
Other Income (Expense):
Provision for loan losses	(633)	(391)	(435)	(234)
Impairment loss on investment securities	—	—	—	(250)
Income from investment in limited partnership and limited liability company	784	499	479	405
Realized gain (loss) on investment securities and related hedges	2,191	3,283	2,526	(2,260)
Unrealized loss on investment securities and related hedges	(40)	(695)	(8,027)	(895)
Total other income (expense)	2,302	2,696	(5,457)	(3,234)
General, administrative and other expenses	2,293	3,454	717	1,859
Termination of management contract	—	—	—	2,195
Income (loss) from continuing operations before income taxes	2,519	4,543	54	(1,873)
Income tax expense	—	363	56	14
Income (loss) from continuing operations	2,519	4,180	(2)	(1,887)
Income (loss) from discontinued operation - net of tax	(5)	9	19	40
Net income (loss)	2,514	4,189	17	(1,847)
Net income attributable to noncontrolling interest	—	20	32	45
Net income (loss) attributable to common stockholders	$2,514	$4,169	$(15)	$(1,892)
Per share basic income (loss)	$0.27	$0.44	$—	$(0.16)
Per share diluted income (loss)	$0.27	$0.44	$—	$(0.16)
Dividends declared per common share	$0.18	$0.22	$0.25	$0.35
Weighted average shares outstanding-basic	9,433	9,447	11,146	11,919
Weighted average shares outstanding-diluted	9,433	9,447	11,146	11,919

	Three Months Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
Interest income	$6,221	$5,185	$4,536	$3,957
Interest expense	2,813	2,495	2,311	1,992
Net interest income	3,408	2,690	2,225	1,965
Other Income:
Provision for loan losses	(2)	(600)	(734)	(894)
Income from investment in limited partnership	—	—	150	346
Realized gain on investment securities and related hedges	807	1,291	1,860	1,404
Impairment loss on investment securities	—	—	—	(296)
Total other income	805	691	1,276	560
General, administrative and other expenses	1,856	2,107	2,222	1,765
Income from continuing operations	2,357	1,274	1,279	760
Income from discontinued operation - net of tax	311	268	298	258
Net income	$2,668	$1,542	$1,577	$1,018
Per share basic income	$0.28	$0.16	$0.17	$0.11
Per share diluted income	$0.28	$0.16	$0.17	$0.11
Dividends declared per common share	$0.25	$0.18	$—	$0.36
Weighted average shares outstanding-basic	9,418	9,419	9,425	9,425
Weighted average shares outstanding-diluted	11,918	11,919	9,425	9,425

20.	Related Party Transactions

Termination of Advisory Agreement

On January 18, 2008, the Company entered into an advisory agreement (the “Prior Advisory Agreement”) with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS was responsible for implementing and managing the Company’s investments in certain real estate-related and financial assets.  The Company entered into the Prior Advisory Agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc.  As of December 31, 2011, HCS and JMP Group Inc. collectively beneficially owned approximately 10.3% of the Company’s common stock.  In addition, until its redemption on December 31, 2010, HCS and JMP Group Inc. collectively beneficially owned 100% of the Company’s Series A Preferred Stock.  The Company’s Series A Preferred Stock matured on December 31, 2010, at which time it redeemed all the outstanding shares at the $20.00 per share liquidation preference plus accrued dividends of $0.5 million.

Pursuant to the Prior Advisory Agreement, HCS managed investments made by HC and NYMF (other than certain RMBS that are held in these entities for regulatory compliance purposes) as well as any additional subsidiaries that were acquired or formed to hold investments made on the Company’s behalf by HCS. The Company sometimes refers to these subsidiaries in its periodic reports filed with the Securities and Exchange Commission as the “Managed Subsidiaries.”  The Prior Advisory Agreement provided for the payment to HCS of a base advisory fee that was equal to 1.50% per annum of the “equity capital” (as defined in the advisory agreement) of the Managed Subsidiaries; and an incentive fee upon the Managed Subsidiaries achieving certain investment hurdles.  HCS was also eligible to earn an incentive fee on the managed assets.  Pursuant to the Prior Advisory Agreement, HCS was entitled to an incentive fee equal to 25% of the GAAP net income of the Managed Subsidiaries attributable to the investments that are managed by HCS that exceed a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year. The incentive fee is payable by us to HCS in cash, quarterly in arrears; provided, however, that a portion of the incentive compensation may be paid in shares of our common stock.  The Prior Advisory Agreement was terminated effective July 26, 2010 upon execution and effectiveness of an amended and restated advisory agreement among the Company, HC, NYMF and HCS (the “HCS Advisory Agreement”).

Pursuant to the HCS Advisory Agreement, HCS provided investment advisory services to the Company and managed on the Company’s behalf “new program assets” acquired after the date of the HCS Advisory Agreement.  The terms for new program assets, including the compensation payable thereunder to HCS by the Company, was to be negotiated on a transaction-by-transaction basis.  For those new program assets identified as “Managed Assets”, HCS was (A) entitled to receive a quarterly base advisory fee (payable in arrears) in an amount equal to the product of (i) one-fourth of the amortized cost of the Managed Assets as of the end of the quarter, and (ii) 2%, and (B) eligible to earn incentive compensation on the Managed Assets for each fiscal year during the term of the Agreement in an amount (not less than zero) equal to 35% of the GAAP net income attributable to the Managed Assets for the full fiscal year (including paid interest and realized gains), after giving effect to all direct expenses related to the Managed Assets, including but not limited to, the annual consulting fee (described below) and base advisory fees, that exceeds a hurdle rate of 13% based on the average equity of the Company invested in Managed Assets during that particular year. For those new program assets identified as Scheduled Assets, HCS received compensation, which may include base advisory and incentive compensation, agreed upon between the Company and HCS and set forth in a term sheet or other documentation related to the transaction.  Under the terms of the HCS Advisory Agreement, HCS is eligible to earn incentive compensation on those assets held by the Company as of the effective date of the HCS Advisory Agreement that are deemed to be managed assets under the Prior Advisory Agreement. Incentive compensation for these “legacy assets” is calculated in the manner prescribed in the Prior Advisory Agreement. Lastly, during the term of the HCS Advisory Agreement, the Company was required to pay HCS an annual consulting fee equal to $1 million, subject to reduction under certain circumstances, payable on a quarterly basis in arrears, for consulting and support services. The HCS Advisory Agreement had an initial term that was to expire on June 30, 2012, subject to automatic annual one-year renewals thereafter. Under the terms of the HCS Advisory Agreement, the Company has the right to terminate or not renew the HCS Advisory Agreement, subject to certain conditions and subject to paying a termination fee equal to the product of (A) 1.5 and (B) the sum of (i) the average annual base advisory fee earned by HCS during the 24-month period preceding the effective termination date, and (ii) the annual consulting fee.

For the years ended December 31, 2011 and 2010, HCS earned aggregate base advisory and consulting fees of approximately $1.1 million and $0.9 million, respectively, and an incentive fee of approximately $1.7 and $2.0 million, respectively.  As of December 30, 2011 and 2010, approximately $34.1 million and $48.2 million, respectively, of the Company’s assets were managed pursuant to the HCS Advisory Agreement. As of December 31, 2011 and 2010, the Company had a management fee payable totaling $0.8 million and $0.7 million, respectively, included in accrued expenses and other liabilities.

On December 30, 2011, the Company and HCS agreed to terminate the HCS Advisory Agreement effective on December 31, 2011, with HCS agreeing to waive the 180-day advance notice requirement provided in the HCS Advisory Agreement. In addition, the Company and HCS agreed that, in consideration of the termination of the HCS Advisory Agreement, the Company will pay to HCS a termination fee equal to $2,235,000 (the “Agreed Fee”), which fee is the sum of (a) the termination fee provided in the HCS Advisory Agreement and (b) $500,000, which represents the fees that otherwise would have been payable through the end of the term of the HCS Advisory Agreement. The Agreed Fee will be paid to HCS by the Company in three separate installments with the first installment of $1,735,000 paid on December 30, 2011, and the final two installments of $250,000 payable on March 31, 2012 and on the date the transitional consulting services referred to below are terminated by the Company.

In connection with the payment of the Agreed Fee, HCS has agreed to provide certain transitional consulting services at the request of the Company until the earlier of (i) the day immediately prior to the Company’s annual stockholders’ meeting in May or June 2012 or (ii) a majority vote of the independent directors of the Company to terminate such transitional consulting services. As part of the transitional consulting services to be provided by HCS, James J. Fowler, a portfolio manager for HCS and a managing director of JMP Group Inc. and the current Chairman of the Company’s Board of Directors, has agreed to continue to serve as a director and Chairman of the Company’s Board of Directors until the earlier of (a) the Company’s 2012 annual stockholders’ meeting, (b) his successor is duly qualified and appointed by the Company’s Board of Directors or (c) he determines that his resignation is legally or for regulatory reasons advisable or appropriate under the circumstances.

Pursuant to the terms of the HCS Advisory Agreement, following the termination date of December 31, 2011, the Company will continue to pay incentive compensation to HCS with respect to all assets of the Company that were, as of the effective termination date, managed pursuant to the HCS Advisory Agreement (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by the Company or mature. The Company expensed $2,195,000 in 2011 relating to the termination of the HCS Advisory Agreement.

On April 5, 2011, RBCM entered into a management agreement with RiverBanc LLC (“RiverBanc”), pursuant to which RiverBanc provides investment management services to RBCM. At December 31, 2011, HCS owned a 28% equity interest in RiverBanc and, accordingly, may receive a portion of the fees paid to RiverBanc by RBCM. Under the terms of RiverBanc’s operating agreement, we may acquire up to 17.5% of the limited liability company interests of RiverBanc, upon satisfying certain funding thresholds. As of December 31, 2011, we owned none of the outstanding limited liability company interests of RiverBanc. On January 4, 2012, we acquired 7.5% of the outstanding limited liability company interests of RiverBanc. For the year ended December 31, 2011, RBCM paid approximately $68,000 in fees to RiverBanc.

JMP and its affiliates have, at times, co-invested with the Company and/or made debt or equity investments in investees they introduced to the Company.

Accounting Outsourcing Agreement

The Company entered into an outsourcing agreement with Real Estate Systems Implementation Group, LLC (“RESIG”) effective May 1, 2010, pursuant to which RESIG, among other things, (a) performs day-to-day accounting services for the Company and (b) effective October 4, 2010, provided a Chief Financial Officer to the Company.  During the years ended December 31 2011 and 2010, respectively, RESIG earned $0.6 million and $0.2 million in fees.

21.	Subsequent Event

On March 9, 2012, we entered into a First Amendment (the “Midway Amendment”) to Investment Management Agreement (as amended, the “Midway Management Agreement”) with Midway pursuant to which we amended the manner in which the incentive fee payable to Midway under the Midway Management Agreement shall be calculated and provide for the payment of equity compensation to Midway. Specifically, the Midway Amendment (i) raises the “high water mark” to 11%, (ii) reduces the incentive fee to 35% of the dollar amount by which adjusted net income (as defined in the Midway Management Agreement) exceeds the hurdle rate, (iii) reduces the hurdle rate to an annual 12.5% rate of return on invested capital, (iv) provides that the incentive fee will be calculated on a rolling 12-month basis, (v) amends the definition of adjusted net income, (vi) provides that, upon mutual agreement of the parties, a portion of each incentive fee payable to Midway under the Midway Management Agreement may be paid in shares of our common stock, and (vii) provides for the grant, on or about the date of the Midway Amendment, of 213,980 shares of restricted stock to Midway that will vest annually in one-third increments beginning on December 31, 2012. Pursuant to the Midway Amendment, which became effective as of January 1, 2012, the initial term of the Midway Management Agreement will now expire on December 31, 2013.

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

10.14
Amended and Restated Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma dated as of November 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2011).

10.15
Investment Management Agreement, by and between New York Mortgage Trust, Inc. and The Midway Group, LP dated as of February 11, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.16
Management Agreement, by and between RB Commercial Mortgage LLC and RiverBanc LLC, dated as of April 5, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011).

10.17
Notice of Termination and Letter Agreement, by and among New York Mortgage Trust, Inc., Hypotheca Capital, LLC, New York Mortgage Funding, LLC and Harvest Capital Strategies LLC, dated as of December 30, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2011).

10.18
Underwriting Agreement among New York Mortgage Trust, Inc. and the several underwriters listed therein, dated as of December 1, 2011 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011).

10.19	First Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated March 9, 2012 *

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

Exhibit 101.INS XBRL	Instance Document ***

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document ***

Exhibit 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document ***

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.