Form 10-Q
period 2012-03-31
NEW YORK MORTGAGE TRUST INC
filed 2012-05-04
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on May 2, 2012 was 14,175,494.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)

Investment securities available for sale, at fair value (including pledged securities of $145,153 and $129,942, respectively)	$182,022	$200,342
Residential mortgage loans held in securitization trusts (net)	200,809	206,920
Multi-family mortgage loans held in securitization trust, at fair value	1,155,183	-
Derivative assets	244,915	208,218
Mortgage loans held for investment	4,323	5,118
Investment in limited partnership	5,123	8,703
Cash and cash equivalents	8,875	16,586
Receivable for securities sold	-	1,133
Receivables and other assets	40,199	35,685
Total Assets	$1,841,449	$682,705

LIABILITIES AND EQUITY
Liabilities:
Financing arrangements, portfolio investments	$118,385	$112,674
Residential collateralized debt obligations	194,765	199,762
Multi-family collateralized debt obligations, at fair value	1,130,851	-
Derivative liabilities	3,064	2,619
Payable for securities purchased	245,294	228,300
Accrued expenses and other liabilities	11,054	8,043
Subordinated debentures	45,000	45,000
Total liabilities	1,748,413	596,398

Commitments and Contingencies
Equity:
Stockholders' equity
Common stock, $0.01 par value, 400,000,000 authorized, 14,175,494 and 13,938,273, shares issued and outstanding, respectively	142	139
Additional paid-in capital	150,221	153,710
Accumulated other comprehensive income	15,617	11,292
Accumulated deficit	(74,024)	(79,863)
Total stockholders' equity	91,956	85,278
Noncontrolling interest	1,080	1,029
Total equity	93,036	86,307
Total Liabilities and Equity	$1,841,449	$682,705

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended March 31,
	2012	2011

INTEREST INCOME:
Investment securities and other	$5,547	$2,264
Multi-family loans held in securitization trust	12,200	-
Residential loans held in securitization trusts	1,344	1,430
Total interest income	19,091	3,694

INTEREST EXPENSE:
Investment securities and other	452	339
Multi-family collateralized debt obligations	11,574	-
Residential collateralized debt obligations	359	379
Subordinated debentures	499	466
Total interest expense	12,884	1,184

NET INTEREST INCOME	6,207	2,510

OTHER INCOME (EXPENSE):
Provision for loan losses	(230)	(633)
Income from investment in limited partnership	370	784
Realized gain on investment securities and related hedges, net	1,069	2,191
Unrealized loss on investment securities and related hedges, net	(872)	(40)
Unrealized gain on multi-family loans held in securitization trust	2,023	-
Total other income	2,360	2,302

General, administrative and other expenses	2,668	2,293
Total general, administrative and other expenses	2,668	2,293

INCOME FROM CONTINUING OPERATIONS	5,899	2,519
Loss from discontinued operation - net of tax	(9)	(5)
NET INCOME	5,890	2,514
Net income attributable to noncontrolling interest	51	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,839	$2,514

Basic income per common share	$0.42	$0.27
Diluted income per common share	$0.42	$0.27
Dividends declared per common share	$0.25	$0.18
Weighted average shares outstanding-basic	13,998	9,433
Weighted average shares outstanding-diluted	13,998	9,433

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months
	Ended March 31,
	2012	2011

NET INCOME	$5,839	$2,514

OTHER COMPREHENSIVE INCOME

Increase in net unrealized gain on available for sale securities	4,214	3,450
Reclassification adjustment for net gain included in net income	-	(1,868)
Increase in fair value of derivative instruments utilized for cash flow hedges	111	260

OTHER COMPREHENSIVE INCOME	4,325	1,842

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,164	$4,356

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Dollar amounts in thousands)
 (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
Balance, December 31, 2011	$139	$153,710	$(79,863)	$11,292	$1,029	$86,307
Net income	-	-	5,839	-	51	5,890
Stock issuance, net	3	55	-	-	-	58
Dividends declared	-	(3,544)	-	-	-	(3,544)
Increase in net unrealized gain on available for sale securities	-	-	-	4,214	-	4,214
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	111	-	111
Balance, March 31, 2012	$142	$150,221	$(74,024)	$15,617	$1,080	$93,036

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$5,890	$2,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31	34
Net amortization (accretion)	2,278	(1,107)
Realized gain on securities and related hedges, net	(1,069)	(2,191)
Unrealized loss on securities and related hedges, net	872	40
Unrealized gain of loans held in multi-family securitization trust	(2,023)	-
Net decrease in loans held for sale	11	7
Provision for loan losses	230	633
Income from investment in limited partnership	(370)	(784)
Interest distributions from investment in limited partnership	154	203
Stock issuance, net	58	68
Changes in operating assets and liabilities:
Receivables and other assets	(4,180)	(616)
Accrued expenses and other liabilities	4,346	(108)
Net cash provided by (used in) operating activities	6,228	(1,307)

Cash Flows from Investing Activities:
Restricted cash	568	(10,745)
Purchases of reverse repurchase agreements	-	(40,252)
Purchases of investment securities	(7,980)	(30,399)
Proceeds from sales of investment securities	1,201	48,888
Proceeds from mortgage loans held for investment	796	5,002
Proceeds from investment in limited partnership	3,796	2,597
Net receipts on other derivative instruments settled during the period	3,574	-
Principal repayments received on mortgage loans held in securitization trusts	8,228	4,453
Principal paydowns on investment securities - available for sale	4,986	6,340
Purchases of loans held in multi-family securitization trust	(21,682)	-
Net cash used in investing activities	(6,513)	(14,116)

Cash Flows from Financing Activities:
Proceeds from financing arrangements	5,711	10,931
Dividends paid	(4,878)	(1,697)
Payments made on collateralized debt obligations	(8,259)	(4,750)
Net cash (used in) provided by financing activities	(7,426)	4,484
Net Decrease in Cash and Cash Equivalents	(7,711)	(10,939)
Cash and Cash Equivalents - Beginning of Period	16,586	19,375
Cash and Cash Equivalents - End of Period	$8,875	$8,436

Supplemental Disclosure:
Cash paid for interest	$1,164	$1,113

Non-Cash Investment Activities:
Sale of investment securities not yet settled	$-	$45,750
Purchase of investment securities not yet settled	$245,294	$17,450
Consolidation of multi-family mortgage loans held in securitization trusts (net)	$1,139,573	$-
Consolidation of multi-family collateralized debt obligations	$1,117,891	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$3,544	$1,700

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

(unaudited)
1.                 Summary of Significant Accounting Policies

Organization – New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments, such as Agency RMBS consisting of adjustable-rate and hybrid adjustable-rate RMBS, which we sometimes refer to as Agency ARMs, and Agency RMBS comprised of IOs, which we sometimes refer to as Agency IOs, that generate interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for loan securitization purposes, taxable REIT subsidiaries ("TRSs") and qualified REIT subsidiaries ("QRSs"). The Company conducts certain of its portfolio investment operations through one of its wholly-owned TRSs, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, a portion of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business. Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC. The Company utilizes one of its wholly-owned QRSs, RB Commercial Mortgage LLC (“RBCM”), for its investments in multi-family CMBS assets, and, to a lesser extent, other commercial real estate-related debt investments. The Company utilizes another of its wholly-owned QRSs, NYMT-Midway LLC, and one of its wholly-owned TRSs, New York Mortgage Funding, LLC (“NYMF”), for its Agency IO portfolio managed by The Midway Group, L.P. (“Midway”). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation – The condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements.  The condensed consolidated balance sheet at March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, the condensed consolidated statement of equity for the three months ended March 31, 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”), include residential mortgage-backed securities (“RMBS”) that are issued by government sponsored enterprises (“GSE”), which, together with RMBS issued or guaranteed by government agencies, is referred to as “Agency RMBS,” non-Agency RMBS, collateralized loan obligations (“CLOs”) and multi-family commercial mortgage-backed securities (“CMBS”). Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

The Company’s investment securities available for sale also includes its investment in a wholly owned account referred to as our Agency IO portfolio. These investments primarily include interest only and inverse interest only securities (collectively referred to as “IOs”) that represent the right to the interest component of the cash flow from a pool of mortgage loans that are guaranteed or issued by a GSE or government agency. The Agency IO portfolio investments include derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the condensed consolidated statements of operations. The Company has elected the fair value option for these investment securities which also measures unrealized gains and losses through earnings in the condensed consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

Residential Mortgage Loans Held in Securitization Trusts – Residential mortgage loans held in securitization trusts are certain adjustable rate mortgage ("ARM") loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.

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

Allowance for Loan Losses on Residential Mortgage Loans Held in Securitization Trusts – We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts.

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

Multi-Family Mortgage Loans Held in Securitization Trust – Multi-family mortgage loans held in securitization trust consist of a Freddie Mac Multi-Family Loan Securitization Series 2011-K03 (the “K-03 Series”) that is backed by approximately 62 multi-family properties. On December 30, 2011, the Company had acquired 100% of the privately placed first loss security of the K-03 Series in the secondary market for approximately $21.7 million. Based on a number of factors, including our acquisition on January 4, 2012 of a 7.5% ownership interest in RiverBanc, LLC (“RiverBanc”), an external manager to the Company, and certain servicing rights for the K-03 Series, we determined that we were the primary beneficiary of the K-03 Series and have consolidated the K-03 Series and related debt, interest income and expense in our financial statements as of January 4, 2012. The Company has elected the fair value option on the assets and liabilities held within the K-03 Series, which requires that changes in valuations in the assets and liabilities of the K-03 Series will be reflected in the Company's statement of operations.

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

Allowance for Loan Losses on Multi-Family Mortgage Loans Held in Securitization Trust – We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of multi-family mortgage loans held in securitization trust.

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

Investment in Limited Partnership – The Company has an equity investment in a limited partnership and a limited liability company. In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses. Where the Company is not required to fund an investment’s losses, the Company does not continue to record its proportionate share of the entity’s losses such that its investment balance would go below zero.

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

Receivables and Other Assets – Receivables and other assets include restricted cash held by third parties of $25.2 million which includes $11.6 million held in our Agency IO portfolio to be used for trading purposes and $13.4 million held by counterparties as collateral for hedging instruments at March 31, 2012.

Financing Arrangements, Portfolio Investments – Investment securities available for sale are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by the securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDO is recorded as the Company’s debt. The Company has completed four securitizations since inception, the first three were accounted for as a permanent financing and the fourth was accounted for as a sale and accordingly, not included in the Company’s financial statements.

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the K-03 Series and related debt, referred to as Multi-Family CDOs, in our financial statements. The Multi-Family CDOs permanently finance our multi-family mortgage loans held in securitization trust. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-family CDO is recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

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

With respect to interest rate swaps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps will be recognized in current earnings.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised primarily of income (loss) from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the Plan for the three months ended March 31, 2012 and 2011.

Stock Based Compensation – Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services, based upon the fair value of the stock at the grant date.

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

A Summary of Recent Accounting Pronouncements Follows:

Transfers and Servicing (ASC 860)

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification (“Codification”) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 did not have an effect on our financial condition, results of operations and disclosures.

Fair Value Measurements (ASC 820)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not affect our financial condition or results of operations but required us to add additional disclosures.

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

 2.                Investment Securities Available For Sale

Investment securities available for sale consist of the following as of March 31, 2012 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$136,956	$2,521	$(8,337)	$131,140
CMBS	21,080	493	(632)	20,941
Non-Agency RMBS	4,548	—	(996)	3,552
CLOs	10,942	15,447	—	26,389
Total	$173,526	$18,461	$(9,965)	$182,022

Included in investment securities available for sale are our Agency IOs. Agency IOs are measured at fair value through earnings and consist of the following as of March 31, 2012 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Interest only securities included in Agency RMBS:
Federal National Mortgage Association (“Fannie Mae”)	$30,628	$416	$(3,980)	$27,064
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	19,565	116	(2,262)	17,419
Government National Mortgage Association (“Ginnie Mae”)	23,784	438	(2,040)	22,182
Total	$73,977	$970	$(8,282)	$66,665

Investment securities available for sale consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$139,639	$2,327	$(9,509)	$132,457
CMBS	42,221	128	(1,164)	41,185
Non-Agency RMBS	5,156	—	(1,211)	3,945
CLOs	10,262	12,493	—	22,755
Total	$197,278	$14,948	$(11,884)	$200,342

Included in investment securities available for sale are our Agency IOs. Agency IOs are measured at fair value through earnings and consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Interest only securities included in Agency RMBS:
Fannie Mae	$31,079	$490	$(3,908)	$27,661
Freddie Mac	19,477	142	(2,554)	17,065
Ginnie Mae	21,656	304	(3,004)	18,956
Total	$72,212	$936	$(9,466)	$63,682

During the three months ended March 31, 2012, the Company received total proceeds of approximately $1.2 million, realizing approximately $1.1 million of loss from the sale of investment securities available for sale. During the three months ended March 31, 2011, the Company received total proceeds of approximately $7.0 million, realizing approximately $2.2 million of profit before incentive fee to Harvest Capital Strategies LLC (“HCS”), from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2012 and December 31, 2011, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.42 and 5.24 years.

The following tables set forth the stated reset periods of our investment securities available for sale at March 31, 2012 (dollar amounts in thousands):

March 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$67,955	$36,900	$26,285	$131,140
CMBS	—	—	20,941	20,941
Non-Agency RMBS	3,552	—	—	3,552
CLO	26,389	—	—	26,389
Total	$97,896	$36,900	$47,226	$182,022

The following tables set forth the stated reset periods of our investment securities available for sale at December 31, 2011 (dollar amounts in thousands):

December 31, 2011	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$74,983	$29,210	$28,264	$132,457
CMBS	—	—	41,185	41,185
Non-Agency RMBS	3,945	—	—	3,945
CLO	22,755	—	—	22,755
Total	$101,683	$29,210	$69,449	$200,342

The following table presents the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

March 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$20,308	$55	$—	$—	$20,308	$55
CMBS	14,451	632	—	—	14,451	632
Non-Agency RMBS	—	—	3,553	996	3,553	996
Total	$34,759	$687	$3,553	$996	$38,312	$1,683

December 31, 2011	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$13,718	$43	$—	$—	$13,718	$43
CMBS	13,396	1,164	—	—	13,396	1,164
Non-Agency RMBS	—	—	3,944	1,211	3,944	1,211
Total	$27,114	$1,207	$3,944	$1,211	$31,058	$2,418

For the three months ended March 31, 2012, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary. For the year ended December 31, 2011, the Company recognized a $0.3 million other-than-temporary impairment through earnings.

 3.                Residential Mortgage Loans Held in Securitization Trusts and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following at March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans principal amount	$202,503	$208,934
Deferred origination costs – net	1,285	1,317
Reserve for loan losses	(2,979)	(3,331)
Total	$200,809	$206,920

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the three months ended March 31, 2012 and 2011, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$3,331	$2,589
Provisions for loan losses	210	425
Transfer to real estate owned	(435)	—
Charge-offs	(127)	(434)
Balance at the end of period	$2,979	$2,580

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at March 31, 2012 was $3.0 million, representing 147 basis points of the outstanding principal balance of residential loans held in securitization trusts as of March 31, 2012, as compared to 159 basis points as of December 31, 2011. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively (dollar amounts in thousands):

	March 31, 2012	December 31, 2011
Balance at beginning of period	$454	$740
Write downs	(20)	(87)
Transfer from mortgage loans held in securitization trusts	883	698
Disposal	—	(897)
Balance at the end of period	$1,317	$454

Real estate owned held in residential securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of March 31, 2012 and December 31, 2011, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $7.4 million and $7.6 million, respectively.

 Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of March 31, 2012, we had 37 delinquent loans with an aggregate principal amount outstanding of approximately $20.1 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $20.1 million in delinquent loans, $15.8 million, or 79%, are currently under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of March 31, 2012 (dollar amounts in thousands):

March 31, 2012

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$1,096	0.54%
61-90	1	$254	0.12%
90+	33	$18,733	9.16%
Real estate owned through foreclosure	5	$1,973	0.96%

As of December 31, 2011, we had 38 delinquent loans with an aggregate principal amount outstanding of approximately $21.0 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $21.0 million in delinquent loans, $18.0 million, or 86%, are currently under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2011 (dollar amounts in thousands):

December 31, 2011

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$517	0.25%
61-90	1	$378	0.18%
90+	35	$20,138	9.61%
Real estate owned through foreclosure	3	$656	0.31%

4.                 Multi-Family Mortgage Loans Held in Securitization Trust

On December 30, 2011, the Company had acquired 100% of the privately placed first loss security of the K-03 Series in the secondary market for approximately $21.7 million, which was accounted for as an available for sale investment security at December 31, 2011. Based on a number of factors, including our acquisition on January 4, 2012 of a 7.5% ownership interest in RiverBanc, an external manager to the Company, and certain servicing rights for the K-03 Series, we determined that we were the primary beneficiary of the K-03 Series and have consolidated the K-03 Series and related debt, interest income and expense in our financial statements as of January 4, 2012. The Company does not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the K-03 Series. The Company has elected the fair value option on the assets and liabilities held within the K-03 Series, which requires that changes in valuations in the assets and liabilities of the K-03 Series will be reflected in the Company's statement of operations. The Company recorded an unrealized gain of $2.0 million on the multi-family loans and CDO debt within the securitization trust.

Net assets and liabilities of the K-03 Series, recorded at fair value at January 4, 2012 consists of the following (dollar amounts in thousands):

Multi-family mortgage loans held in securitization trust (net)	$1,139,573
Receivables	5,097
Multi-family collateralized debt obligations	(1,117,891)
Accrued expenses	(5,097)
Net Investment	$21,682

The condensed balance sheet of the consolidated K-03 Series at March 31, 2012 is as follows (dollar amounts in thousands):

March 31,
Assets	2012
Multi-family mortgage loans held in securitization trust	$1,155,183
Receivables	5,097
Total Assets	$1,160,280

Liabilities & Equity
Multi-family collateralized debt obligations	$1,130,851
Accrued expenses	5,097
Equity	24,332
Total Liabilities & Equity	$1,160,280

The condensed statement of operations of the consolidated K-03 Series for the three months ended March 31, 2012 is as follows (dollar amounts in thousands):

Statement of Operations	Three Months Ended March 31, 2012
Interest income	$12,200
Interest expense	11,574
Net interest income	626
Unrealized gain on multi-family loans held in securitization trust	2,023
Net Income	$2,649

5.                 Variable Interest Entities

The Company has evaluated its real estate debt investments to determine whether they are a VIE. As of March 31, 2012 and December 31, 2011, the Company identified interests in four entities which were determined to be VIEs. Based on management’s analysis, the Company is not the primary beneficiary of two and three of the identified VIEs, at March 31, 2012 and December 31, 2011, respectively, since it (i) does not have the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company’s financial statements as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, the Company’s two identified variable interests in a VIE that are not consolidated are investment securities with a fair value of $20.9 million, which is our maximum exposure to loss. As of December 31, 2011, the Company’s three identified variable interests in a VIE that are not consolidated are investment securities with a fair value of $41.2 million, which is our maximum exposure to loss. The Company has accounted for these investment securities as available for sale securities at fair value, with unrealized gains and losses reported in OCI. The investment securities consist primarily of first loss principal only strips from Freddie Mac Multi-Family K-Series CMBS securitizations.

The Company has identified two entities that it has determined that it has a variable interest in a VIE and for which it is the primary beneficiary and has a controlling financial interest. One entity is an investment in a limited liability company that has provided a loan to a borrower that is secured by commercial property. The loan is for $2.5 million and the limited liability company has been consolidated into the Company’s financial statements. The loan was paid off on April 5, 2012. The other entity consists of multi-family mortgage loans held in a securitization trust that the Company consolidated during the three months ended March 31, 2012. On December 30, 2011, the Company had acquired 100% of the privately placed first loss security of the K-03 Series in the secondary market for approximately $21.7 million. Based on a number of factors, including our acquisition on January 4, 2012 of a 7.5% ownership interest in RiverBanc, an external manager to the Company, and certain servicing rights for the K-03 Series, we determined that we were the primary beneficiary of the K-03 Series and have consolidated the K-03 Series and related debt, interest income and expense in our financial statements as of January 4, 2012. The K-03 Series consists of multi-family mortgage loans held in a securitization trust and Multi-Family CDOs in the amount of $1.2 billion and $1.1 billion at March 31, 2012, respectively. The Company does not have any claims to the assets (other than the security represented by our first loss piece) or obligations to the liabilities of the K-03 Series. The Company’s maximum exposure to loss from the K-03 Series is its carrying value of $24.3 million as of March 31, 2012, which represents the Company's investment in the K-03 Series.

6.                 Investment in Limited Partnership

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting. Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this variable interest entity is $5.0 million and $8.5 million at March 31, 2012 and December 31, 2011, respectively. During the third and fourth quarters of 2010, HC invested, in exchange for limited partnership interests, $19.4 million in this limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans. The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

At March 31, 2012 and December 31, 2011, the Company had an investment in this limited partnership of $5.1 million and $8.7 million, respectively. For the three months ended March 31, 2012 and 2011, the Company recognized income from the investment in limited partnership of $0.4 million and $0.8 million, respectively. For the three months ended March 31, 2012 and 2011, the Company received distributions from the investment in limited partnership of $4.0 million and $2.8 million, respectively.

The condensed balance sheets of the investment in limited partnership at March 31, 2012 and December 31, 2011, respectively, are as follows (dollar amounts in thousands):

	March 31,	December 31,
Assets	2012	2011
Cash	$1,083	$1,154
Mortgage loans held for sale (net)	3,993	6,918
Other assets	97	661
Total Assets	$5,173	$8,733

Liabilities & Partners’ Equity
Other liabilities	$141	$206
Partners’ equity	5,032	8,527
Total Liabilities & Partners’ Equity	$5,173	$8,733

The condensed statements of operations of the investment in limited partnership for the three months ended March 31, 2012 and 2011, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
Statement of Operations	2012	2011
Interest income	$218	$408
Realized gain	273	606
Total Income	491	1,014
Other expenses	(121)	(230)
Net Income	$370	$784

7.                 Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps and futures. The Company may also purchase or short TBAs and U.S. Treasury securities, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

The following table presents the fair value of derivative instruments held in our Agency IO portfolio that were not designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011
TBA securities	Derivative assets	$244,057	$207,891
Options on U.S. Treasury futures	Derivative assets	141	327
U.S. Treasury futures	Derivative assets	717	—
U.S. Treasury futures	Derivative liabilities	—	566
Eurodollar futures	Derivative liabilities	2,871	1,749

The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2012 and 2011, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2012
Derivatives Not Designated as Hedging Instruments	December 31, 2011	Additions	Settlement, Expiration or Exercise	March 31, 2012
TBA securities	$202,000	$295,000	$(260,000)	$237,000
U.S. Treasury futures	(92,800)	242,200	(297,500)	(148,100)
Short sales of Eurodollar futures	(2,422,000)	277,000	(327,000)	(2,472,000)
Options on U.S. Treasury futures	199,500	327,000	(391,500)	135,000

	Notional Amount For the Three Months Ended March 31, 2011
Derivatives Not Designated as Hedging Instruments	December 31, 2010	Additions	Settlement, Expiration or Exercise	March 31, 2011
TBA securities	$—	$8,000	$(2,000)	$6,000
U.S. Treasury futures	—	22,000	(99,000)	(77,000)

The TBAs in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the three months ended March 31, 2012, we recorded net realized gains of $3.3 million and unrealized losses of $2.3 million. For the three months ended March 31, 2011, we recorded realized losses of $938 and unrealized losses of $66,000. At March 31, 2012 our condensed consolidated balance sheet includes TBA-related liabilities of $245.3 million included in payable for securities purchased. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

The Eurodollar futures in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three months ended March 31, 2012, we recorded net realized losses of $41,000 and net unrealized losses of $1.1 million in our Eurodollar futures contracts. The Eurodollar futures consist of 2,472 contracts with expiration dates ranging between June 2012 and September 2014. There were no realized or unrealized gains or losses from Eurodollars for the same period in 2011.

The U.S. Treasury futures and options in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three months ended March 31, 2012, we recorded net realized losses of $1.1 million and unrealized gains of $1.3 million. There were no realized or unrealized gains or losses from U.S. Treasury futures and options for the same period in 2011.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest Rate Swaps	Derivative liabilities	$193	$304

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Derivatives Designated as Hedging Instruments	2012	2011
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(304)	$(1,087)
Unrealized gain on interest rate swaps	111	260
Balance at end of the period	$(193)	$(827)

The Company estimates that over the next 12 months, approximately $0.2 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three months ended March 31, 2012 and 2011, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Interest Rate Swaps:
Interest expense-investment securities	$128	$280

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

 The following table presents information about the Company’s interest rate swaps as of March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$130	2.93%	$14,930	3.02%
Over 30 days to 3 months	250	2.93	260	2.93
Over 3 months to 6 months	370	2.93	380	2.93
Over 6 months to 12 months	8,820	2.93	810	2.93
Over 12 months to 24 months	—		8,380	2.93
Total	$9,570	2.93%	$24,760	2.99%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

 Interest Rate Swaps, Futures Contracts and TBAs - The use of interest rate swaps (“Swaps”) exposes the Company to counterparty credit risks in the event of a default by a Swap counterparty. If a counterparty defaults under the applicable Swap agreement, the Company may be unable to collect payments to which it is entitled under its Swap agreements, and may have difficulty collecting the assets it pledged as collateral against such Swaps. The Company currently has in place with all outstanding Swap counterparties bi-lateral margin agreements thereby requiring a party to post collateral to the Company for any valuation deficit. This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default.

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of March 31, 2012 and December 31, 2011. The Company had $13.4 million and $9.1 million of restricted cash related to margin posted for its agreements as of March 31, 2012 and December 31, 2011, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

 8.                Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio.  The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.  At March 31, 2012, the Company had repurchase agreements with an outstanding balance of $118.4 million and a weighted average interest rate of 1.30%. As of December 31, 2011, the Company had repurchase agreements with an outstanding balance of $112.7 million and a weighted average interest rate of 0.71%.  At March 31, 2012 and December 31, 2011, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $145.2 million and $129.9 million, respectively.  All outstanding borrowings under our repurchase agreements mature within 30 days.  As of March 31, 2012, the average days to maturity for all repurchase agreements are 18 days.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	March 31, 2012	December 31, 2011
Cantor Fitzgerald, L.P.	$11,460	$9,225
Credit Suisse First Boston LLC	10,420	11,147
Jefferies & Company, Inc.	28,382	18,380
JPMorgan Chase & Co.	45,344	49,226
South Street Securities LLC	22,779	24,696
Total Financing Arrangements, Portfolio Investments	$118,385	$112,674

As of March 31, 2012, the outstanding balance under our repurchase agreements was funded at an advance rate of 84% that implies an average haircut of 16%. The weighted average “haircut” related to our repurchase agreement financing for our other Agency RMBS, Agency IOs, CLOs and CMBS was approximately 6%, 25%, 35% and 20%, respectively, for a total weighted average “haircut” of 16%. The amount at risk for Credit Suisse First Boston LLC, South Street Securities LLC, Jefferies & Company, Inc., Cantor Fitzgerald, L.P., and JPMorgan Chase & Co. are $0.8 million, $1.0 million, $5.8 million, $5.8 million and $13.4 million, respectively.

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

As of March 31, 2012, the Company had $8.9 million in cash and $36.9 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $17.0 million of RMBS, of which $13.4 million are Agency RMBS. The $8.9 million of cash and the $17.0 million in RMBS (which, collectively, represents 22% of our financing arrangements, portfolio investments) are liquid and could be monetized to pay down or collateralize the liability immediately. There is also an additional $11.6 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements.

9.                 Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2012 and December 31, 2011, the Company had Residential CDOs outstanding of $194.8 million and $199.8 million, respectively. As of March 31, 2012 and December 31, 2011, the current weighted average interest rate on these CDOs was 0.62% and 0.68%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $202.5 million and $208.9 million at March 31, 2012 and December 31, 2011, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of March 31, 2012 and December 31, 2011, had a net investment in the residential securitizations trusts of $7.4 million and $7.6 million, respectively.

10.               Multi-Family Collateralized Debt Obligations

The Company’s Multi-Family CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by multi-family mortgage loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2012, the Company had Multi-Family CDOs outstanding of $1.1 billion. As of March 31, 2012, the current weighted average interest rate on these CDOs was 5.41%. The Multi-Family CDOs are collateralized by multi-family mortgage loans with a principal balance of $1.2 billion at March 31, 2012. The Company had a net investment in the multi-family securitizations trust of $24.3 million.

11.               Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation. As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation. Assets and liabilities related to the discontinued operation are $4.0 million and $0.5 million, respectively, at each of March 31, 2012 and December 31, 2011, and are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the three months ended March 31, 2012 and 2011, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$37	$44
Expenses	46	49
Loss from discontinued operations – net of tax	$(9)	$(5)

12.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three months ended March 31, 2012. At March 31, 2012, the Company had a reserve of approximately $0.3 million.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2012, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

13.              Concentrations of Credit Risk

At March 31, 2012 and December 31, 2011, there were geographic concentrations of credit risk exceeding 5% of the total loan balances as follows:

	March 31,	December 31,
Residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts:	2012	2011
New York	37.8%	37.5%
Massachusetts	25.1%	24.6%
New Jersey	9.1%	9.2%
Florida	5.0%	5.7%
Connecticut	5.0%	5.1%

	March 31,	December 31,
CMBS investments and multi-family mortgage loans held in securitization trust:	2012	2011
Texas	14.3%	14.3%
California	9.3%	9.3%
New York	7.2%	7.2%
Georgia	6.7%	6.7%
Washington	6.3%	6.3%
Florida	5.5%	5.5%

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

a.
Investment Securities Available for Sale (RMBS) – Fair value for the RMBS in our portfolio is based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities that are comprised of RMBS are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b.
Investment Securities Available for Sale (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 6.0% to 16.8%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

c.
Multi-family mortgage loans held in securitization trust (net) – Multi-family mortgage loans held in the securitization trust are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 3.8% to 6.8%. We also obtain quoted prices provided by dealers who make markets in similar financial instruments. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

d.	Investment Securities Available for Sale (CLO) – The fair value of the CLO notes was based on quoted prices provided by dealers who make markets in similar financial instruments.

e.
Investment Securities Available for Sale – The fair value of other investment securities available for sale, such as U.S. Treasury securities, are based on quoted prices provided by dealers who make markets in similar financial instruments and are typically classified as Level 2 fair values.

f.
Derivative Instruments – The fair value of interest rate swaps, options and TBAs are based on dealer quotes. The fair value of futures are based on exchange-traded prices. The Company’s derivatives are classified as Level 1 and Level 2 fair values.

g.
Multi-family collateralized debt obligations – The fair of multi-family collateralized debt obligations was based on contractual cash payments and yields expected by market participants. We also obtain quoted market prices provided by dealers who make markets in similar securities.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$131,140	$—	$131,140
CMBS	—	—	20,941	20,941
Non-Agency RMBS	—	3,552	—	3,552
CLO	—	26,389	—	26,389
Multi-family mortgage loans held in securitization trust	—	—	1,155,183	1,155,183
Derivative assets:
TBA securities	—	244,057	—	244,057
Options on U.S. Treasury futures	—	141	—	141
U.S. Treasury futures	717	—	—	717
Total	$717	$405,279	$1,176,124	$1,582,120

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$1,130,851	$1,130,851
Derivative liabilities:
Interest rate swaps	—	193	—	193
Eurodollar futures	2,871	—	—	2,871
Total	$2,871	$193	$1,130,851	$1,133,915

	Measured at Fair Value on a Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$132,457	$—	$132,457
CMBS	—	—	41,185	41,185
Non-Agency RMBS	—	3,945	—	3,945
CLO	—	22,755	—	22,755
Derivative assets:
TBA securities	—	207,891	—	207,891
Options on U.S. Treasury futures	—	327	—	327
Total	$—	$367,375	$41,185	$408,560

Liabilities carried at fair value:
Derivative liabilities:
Interest rate swaps	$—	$304	$—	$304
U.S. Treasury futures	566	—	—	566
Eurodollar futures	1,749	—	—	1,749
Total	$2,315	$304	$—	$2,619

            The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2012 and 2011, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$41,185	$—
Total gains (realized/unrealized)
Included in earnings (1)	19,240	—
Included in other comprehensive income	896	—
Purchases	—	—
Paydowns	(3,240)	—
Transfers (2)	1,118,043	—
Balance at the end of period	$1,176,124	$—

(1) – Amounts included in interest income and unrealized gain.
(2) – Based on a number of factors, including our acquisition on January 4, 2012 of a 7.5% ownership interest in RiverBanc, an external manager to the Company, and certain servicing rights for the K-03 Series, we determined that we were the primary beneficiary of the K-03 Series and have consolidated the K-03 Series and related debt, interest income and expense in our financial statements as of January 4, 2012.

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2012 and 2011, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$—	$—
Total gains (realized/unrealized)
Included in earnings (1)	16,200	—
Included in other comprehensive income	—	—
Purchases	—	—
Paydowns	(3,240)	—
Transfers (2)	1,117,891	—
Balance at the end of period	$1,130,851	$—

(1) – Amounts included in interest expense and unrealized gain.
(2) – Based on a number of factors, including our acquisition on January 4, 2012 of a 7.5% ownership interest in RiverBanc, an external manager to the Company, and certain servicing rights for the K-03 Series, we determined that we were the primary beneficiary of the K-03 Series and have consolidated the K-03 Series and related debt, interest income and expense in our financial statements as of January 4, 2012.

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

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2012
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$4,323	$4,323
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,769	3,769
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	5,655	5,655
Real estate owned held in residential securitization trusts	—	—	1,317	1,317

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$5,118	$5,118
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,780	3,780
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,518	6,518
Real estate owned held in residential securitization trusts	—	—	454	454

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2012 and 2011, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Residential mortgage loans held in securitization trusts – impaired loans (net)	$210	$405
Real estate owned held in residential securitization trusts	20	—

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

Residential Mortgage Loans Held in Securitization Trusts – Impaired Loans (net) – Impaired residential mortgage loans held in the securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

Real Estate Owned Held in Residential Securitization Trusts – Real estate owned held in the residential securitization trusts are recorded at net realizable value. Any subsequent adjustment will result in the reduction in carrying value with the corresponding amount charged to earnings.  Net realizable value based on an estimate of disposal taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to sell the property.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2012 December 31, 2011, respectively, (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$8,875	$8,875	$16,586	$16,586
Investment securities available for sale	182,022	182,022	200,342	200,342
Residential mortgage loans held in securitization trusts (net)	200,809	178,077	206,920	182,976
Multi-family mortgage loans held in securitization trust	1,155,183	1,155,183	—	—
Derivative assets	244,915	244,915	208,218	208,218
Assets related to discontinued operation-mortgage loans held for sale (net)	3,769	3,769	3,780	3,780
Mortgage loans held for investment	4,323	4,323	5,118	5,118
Receivable for securities sold	—	—	1,133	1,133

Financial Liabilities:
Financing arrangements, portfolio investments	$118,385	$118,385	$112,674	$112,674
Residential collateralized debt obligations	194,765	164,121	199,762	171,187
Multi-family collateralized debt obligations	1,130,851	1,130,851	—	—
Derivative liabilities	3,064	3,064	2,619	2,619
Payable for securities purchased	245,294	245,294	228,300	228,300
Subordinated debentures	45,000	34,423	45,000	26,318

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

b.     Residential mortgage loans held in securitization trusts (net) – Residential mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

c.     Receivable for securities sold – Estimated fair value approximates the carrying value of such assets.

d.     Financing arrangements, portfolio investments – The fair value of these financing arrangements approximates cost as they are short term in nature and mature in 30 days.

e.     Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

f.     Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

g.     Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

15.              Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 14,175,494 and 13,938,273 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, with 0 shares issued and outstanding. Of the common stock authorized at March 31, 2012 and December 31, 2011, 1,131,751 shares and 1,154,992 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. The Company issued 237,221 shares of common stock and 17,095 shares of common stock during the three months ended March 31, 2012 and 2011, respectively.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2011 and ended March 31, 2012:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	$0.25
Fourth Quarter 2011	December 15, 2011	December 27, 2011	January 25, 2012	0.35	(1)
Third Quarter 2011	September 20, 2011	September 30, 2011	October 25, 2011	0.25
Second Quarter 2011	May 31, 2011	June 10, 2011	June 27, 2011	0.22
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	0.18

(1)	Includes a $0.10 per share special dividend.

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for three months ended March 31, 2012 and 2011.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net income – Basic	$5,839	$2,514
Net income from continuing operations	5,848	2,519
Net income from discontinued operations (net of tax)	(9)	(5)
Net income – Dilutive	5,839	2,514
Net income from continuing operations	5,848	2,519
Net income from discontinued operations (net of tax)	$(9)	$(5)
Denominator:
Weighted average basic shares outstanding	13,998	9,433
Weighted average dilutive shares outstanding	13,998	9,433
EPS:
Basic EPS	$0.42	$0.27
Basic EPS from continuing operations	0.42	0.27
Basic EPS from discontinued operations (net of tax)	—	—
Dilutive EPS	$0.42	$0.27
Dilutive EPS from continuing operations	0.42	0.27
Dilutive EPS from discontinued operations (net of tax)	—	—

16.              Related Party Transactions

Management Agreements

On April 5, 2011, RBCM entered into a management agreement with RiverBanc, pursuant to which RiverBanc provides investment management services to RBCM. Under the terms of RiverBanc’s operating agreement, we may acquire up to 17.5% of the limited liability company interests of RiverBanc, upon satisfying certain funding thresholds. As of March 31, 2012, we owned 7.5% of the outstanding limited liability company interests of RiverBanc, which was acquired on January 4, 2012. For the three months ended March 31, 2012, RBCM paid approximately $148,000 in fees to RiverBanc.

Pursuant to the terms of an advisory agreement with HCS, which was terminated on December 31, 2011, the Company will continue to pay incentive compensation to HCS with respect to all assets of the Company that were, as of the effective termination date, managed pursuant to the advisory agreement (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by the Company or mature. For the three months ended March 31, 2012, HCS earned incentive compensation of $0.2 million. As of March 31, 2012, approximately $33.3 million of the Company’s assets constitute Incentive Tail Assets.

17.              Income Taxes

At December 31, 2011, HC had approximately $59 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2011 that it had undergone an ownership change within the meaning of IRC section 382 that will limit the net loss carryforwards to be used to offset future taxable income to $660,000 per year. The Company has recorded a full valuation allowance against its deferred tax assets because at this time management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2007. HC is presently undergoing an IRS examination for the taxable years ended December 31, 2010 and 2009.

During the three months ended March 31, 2012, the Company’s two TRSs did not record any income tax expense. The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

18.              Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan. However, any outstanding awards under the 2005 Plan will continue in accordance with the terms of the 2005 Plan and any award agreement executed in connection with such outstanding awards. At March 31, 2012, there are 31,580 shares of restricted stock outstanding under the 2010 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000. The Company’s independent directors have been issued 21,974 shares under the 2010 Plan as of March 31, 2012.

During the three months ended March 31, 2012 and 2011, the Company recognized non-cash compensation expense of $12,000 and $47,000, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock for the three months ended March 31, 2012 and 2011, respectively, are presented below:

	2012		2011
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	14,084	$7.10	28,999	$5.43
Granted	22,191	6.36	14,084	7.10
Forfeited	—	—	—	—
Vested	(4,695)	7.10	—	—
Non-vested shares as of March 31	31,580	$6.58	43,083	$5.98
Weighted-average fair value of restricted stock granted during the period	22,191	$6.36	14,084	$7.10

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2012 and 2011, the Company had unrecognized compensation expense of $0.2 million and $0.1 million, respectively, related to the non-vested shares of restricted common stock. The unrecognized compensation expense at March 31, 2012 is expected to be recognized over a weighted average period of 2.6 years. The total fair value of restricted shares vested during each of the three months ended March 31, 2012 and 2011 was $33,000 and $0, respectively. The requisite service period is two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, or SEC, or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; and “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans.

General

We are an internally managed real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments, such as Agency RMBS consisting of adjustable-rate and hybrid adjustable-rate RMBS, which we sometimes refer to as Agency ARMs, and Agency RMBS comprised of IOs, which we sometimes refer to as Agency IOs, that generate interest income.

Since 2009, we have endeavored to build a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to delivering stable cash flows over various economic cycles. In 2011, we refined our investment strategy from one focused on a broad range of alternative assets sourced by Harvest Capital Strategies LLC, or HCS, pursuant to an advisory agreement, to an investment strategy focused on residential and multi-family loans and securities. In connection with this focus, we entered into separate investment management agreements with The Midway Group, L.P. (“Midway”) and RiverBanc, LLC (“RiverBanc”) to provide investment management services with respect to certain of our investment strategies, including our investments in Agency IOs and CMBS backed by commercial mortgage loans on multi-family properties, which we sometimes refer to as multi-family CMBS. With our investment focus having moved away from the alternative assets sourced by HCS, our Board of Directors determined to terminate the advisory agreement with HCS on December 30, 2011, resulting in a one-time charge of approximately $2.2 million, substantially all of which was recorded in the fourth quarter of 2011.

Under our investment strategy, our targeted assets currently include Agency ARMs, Agency IOs and multi-family CMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations, residential mortgage loans and certain commercial real estate-related debt investments.

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

Subsequent Events

Multi-Family CMBS Investment

During the quarter ending June 30, 2012, we expect to purchase the privately placed first loss security from a second quarter 2012 multifamily loan securitization for approximately $23.7 million. We expect to finance the purchase with proceeds from working capital and/or available short-term or longer-term structured financing. The acquisition of this multi-family CMBS is pending. As a result, there can be no assurance that we will complete the purchase during the expected period, if at all.

Current Market Conditions and Commentary

General. The first quarter of 2012 produced signs of a moderately growing U.S. economy and a sharper than expected drop in unemployment, declining to 8.2% currently. In a statement release on April 25, 2012 following its two-day meeting, the Federal Reserve commented that it was forecasting continued moderate growth for the remainder of 2012 for the U.S. economy and an improving labor market, with unemployment rates forecasted to decline to 7.8% to 8.0% during the fourth quarter of 2012. The Federal Reserve also cautioned that global financial markets, namely the European debt crisis, continue to pose a significant downside risk to the economic outlook for the U.S. However, despite recent data suggesting the U.S. economic outlook and unemployment picture are improving, long-term inflation and wage pressure expectations remain low and the U.S. housing market while showing some signs of improving, remains depressed. Again in April 2012, the Federal Reserve announced that it anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal Funds Rate through late 2014. This environment has fostered continued strong demand for Agency RMBS backed by ARMs and fixed-rate mortgages while also helping to keep the costs of financing and hedging at or near historical lows.

Multi-family Housing.  Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market.  In recent months, the GSEs have funded record numbers of new loans at historically low interest rates.  We believe this is due, in part, to low levels of new construction and increased demand from former homeowners, which has driven stronger rental income growth across the country. In turn, these two factors have led to recent valuation recovery for multi-family properties and negligible delinquencies on new multi-family loans originated by Freddie Mac and Fannie Mae.

Recent Government Actions. Many political and economic analysts believe that there is little likelihood of any significant legislation being passed by the U.S. Congress prior to the 2012 presidential election, including meaningful deficit reduction legislation. In recent years, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have, however, taken numerous actions to stabilize or improve market and economic conditions in the U.S. or to assist homeowners and may in the future take additional significant actions that may impact our portfolio and our business. A description of recent government actions that we believe are most relevant to our operations and business is included below:

•
On September 21, 2011, the U.S. Federal Reserve announced the maturity extension program where it intends to sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. This program is intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, this action should put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the Federal Reserve hopes will provide additional stimulus to support the economic recovery. Following its April 2012 meeting, the Federal Reserve announced that it intends to continue the maturity extension program.

•
On October 24, 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to be made to HARP. Among those changes to HARP, which as modified, we refer to as HARP II, are (1) the reduction or elimination in certain cases, of many risk based fees charged to borrowers when refinancing, (2) the expansion of the previous 125% loan-to-value ceiling to allow all underwater borrowers (those borrowers who owe more on their mortgages than the value of their homes) to participate in the program, regardless of the size of their loan versus the value of their home and (3) the removal of certain representations and warranties made on behalf of lenders for loans owned or guaranteed by Fannie Mae or Freddie Mac, among other changes. The provisions of HARP II are only available to borrowers with loans originated prior to June 1, 2009 that are owned or guaranteed by Fannie Mae or Freddie Mac. Aside from the expansion of HARP as described above, borrowers attempting to utilize the provisions of HARP II are subject to the restrictions originally put in place for HARP I. Although it is not yet possible to gauge the ultimate success of HARP II, the FHFA’s actions present the opportunity for many borrowers, who previously could not, to take advantage of the ability to refinance their mortgages into lower interest rates, possibly resulting in higher prepayment speeds in the future. This could negatively impact our Agency RMBS, particularly the performance of our Agency IOs; however, while prepayments have trended higher since it was announced, it is unknown at this time what the ultimate impact will be on our portfolio.

•
On August 31, 2011, the SEC published a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act should continue to be allowed to rely on such exemption from registration. This release suggests that the SEC may modify the exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. The comment period relating to the concept release concluded during the fourth quarter of 2011. We expect the SEC to provide additional information on its position relating to this exception during 2012.

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

Credit Spreads. Over the past few years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities). However, during the last six months of 2011, the credit markets experienced significant spread widening due to a series of factors, including concerns related to a possible global economic slowdown, the European sovereign debt crisis and continued concern with respect to certain U.S. domestic economic policies. During the quarter ended March 31, 2012, credit spreads in the residential and commercial markets tightened significantly since December 31, 2011. Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IOs are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

 Financing markets and liquidity. The availability of repurchase agreement financing for our Agency RMBS portfolio remains stable with interest rates between 0.30% and 0.60% for 30-90 day repurchase agreements. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.24% at March 30, 2012, marking a decrease of approximately 6 basis points from December 30, 2011. Longer term interest rates, however, increased during the three months ended March 31, 2012, with the 10-year U.S. Treasury Rate increasing by 33 basis points to 2.21% at March 31, 2012. We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves. However, we believe that interest rates, and thus our short-term financing costs, are likely to remain at very low levels until such time as the economic data begin to confirm an acceleration of overall economic recovery.

While the financing markets for Agency RMBS remain favorable, financing and liquidity for commercial real estate securities remains uneven at best, although it has shown recent signs of improving. For example, short term financing for our multi-family CMBS assets has included interest rates of approximately 7.8%. In addition, we have recently begun to see more longer term financing opportunities present themselves.

Prepayment rates. As a result of various government initiatives, particularly HARP II, and relatively low intermediate and longer-term treasury yields, rates on conforming mortgages have reached and remained at historical lows during the first quarter of 2012. The result has been a noticeable upward trend in prepayment rates over the past 7 months, as indicated in the table below.

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 and “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein. The Company elected the fair value option for its Agency IO strategy and its K-03 investment, which measures unrealized gains and losses through earnings in the condensed consolidated statements of operations.

Fair Value. The Company has established and documented processes for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. Such inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company’s IOs, POs, multi-family loans held in securitization trust and multi-family collateralized debt obligations are considered to be the most significant of its fair value estimates.

Multi-Family Loan Consolidation Reporting Requirement for the K-03 Series

On December 30, 2011, we acquired 100% of the privately placed first loss security of the COMM 2009-K3 Mortgage Trust (“K-03 Series”) in the secondary market for approximately $21.7 million. The K-03 Series represents the first multi-family mortgage loan securitization K-series undertaken by Freddie Mac. Based on a number of factors, we determined the K-03 Series was a variable interest entity (“VIE”) and that, as of January 4, 2012, we were the primary beneficiary of the K-03 Series. As a result, we are required to consolidate the K-03 Series’ underlying multi-family loans and related debt, interest income and interest expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the K-03 Series, which requires that changes in valuations in the assets and liabilities of the K-03 Series will be reflected in our statement of operations. As of March 31, 2012, the K-03 Series was comprised of $1.2 billion in multi-family mortgage loans held in securitization trust (net) and $1.1 billion in multi-family collateralized debt obligations (“CDOs”).  In addition, as a result of the consolidation of the K-03 Series, our statement of operations for the quarter ended March 31, 2012 included $12.2 million in interest income and $11.6 million in interest expense. Also, we recognized a $2.0 million unrealized gain in the statement of operations for the quarter ended March 31, 2012 as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the K-03 Series. Our maximum exposure to loss from the K-03 Series is its carrying value of $24.3 million as of March 31, 2012.

Summary of Operations

Net Interest Spread. Our net income is dependent upon the net interest income (the interest income on portfolio assets net of the interest expense and hedging costs associated with such assets) generated from our portfolio of RMBS (including IOs), CLO, mortgage loans held in securitization trusts, mortgage loans held for investment and mortgage loans held for sale. The net interest spread on our investment portfolio, adjusted to exclude all assets and liabilities of the K-03 Series other than the security represented by the privately placed first loss K-03 Series security owned by us, which we sometimes refer to as "adjusted portfolio margin," was 658 basis points for the quarter ended March 31, 2012, as compared to net interest spread of 620 basis points for the quarter ended December 31, 2011, and 368 basis points for the quarter ended March 31, 2011. The increase for the quarter ended March 31, 2012 as compared to same period in 2011 is primarily due to earnings derived from our Agency IO investments. We commenced our initial investment in Agency IOs in March 2011.

Other Income (Expense). Other income (expense) increased by $0.1 million for the three months ended March 31, 2012 to $2.4 million from $2.3 million for the three months ended March 31, 2011. The Company had an unrealized gain on multi-family loans held in a securitization trust of $2.0 million for the three months ended March 31, 2012, which represents the changes in valuations of the assets and liabilities of the K-03 Series. The Company also had a decrease in realized gains on investment securities, which amounts to $1.1 million for the three months ended March 31, 2012, as compared to $2.2 million for the three months ended March 31, 2011. In addition, the Company had unrealized losses recognized through earnings from the Company’s Agency IO investments and related hedges, which amounts to $0.9 million for three months ended March 31, 2012, as compared to $40,000 for the three months ended March 31, 2011. In addition, for the three months ended March 31, 2012, the Company recognized income from the investment in limited partnership of $0.4 million, as compared to $0.8 million for the three months ended March 31, 2011. A reduction in provision for loan losses to $0.2 million for the three months ended March 31, 2012, as compared to $0.6 million for the three months ended March 31, 2011 also contributed to the increase.

Financing. During the quarter ended March 31, 2012, we continued to employ a balanced and diverse funding mix to finance our assets. At March 31, 2012, our Agency RMBS, CMBS and collateralized loan obligations, or CLOs, were funded with approximately $118.4 million of repurchase agreement borrowing, which represents approximately 6.8% of our total liabilities, at a weighted average interest rate of 1.30%, up from 0.71% at December 31, 2011. The increase in the borrowing rate was primarily due to our financing a greater portion of our CMBS which typically bears interest at higher rates than our RMBS. The borrowing rate for the Agency IOs was approximately 84 basis points as compared to 36 basis points for the other Agency RMBS in our portfolio, 175 basis points for the CLOs and 780 basis points for the CMBS. The weighted average haircut on our repurchase borrowings was approximately 16% at March 31, 2012. In addition, as of March 31, 2012, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million, which represents approximately 2.6% of our total liabilities, at a weighted average interest rate of 4.4%. As of March 31, 2012, our prime ARM loans held in securitization trusts were permanently financed with approximately $194.8 million of residential collateralized debt obligations, or CDOs, which represents approximately 11.1% of our total liabilities, at an average interest rate of 0.62%. The Company has a net equity investment of $7.4 million in the residential securitization trusts as of March 31, 2012. As of March 31, 2012, the multi-family mortgage loans held in securitization trusts were permanently financed with approximately $1.1 billion of multi-family CDOs, which represents approximately 64.7% of our total liabilities. The Company has a net equity investment of $24.3 million in the multi-family securitization trust as of March 31, 2012.

At March 31, 2012, the leverage ratio for our RMBS investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.3 to 1. We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term borrowings or repurchase agreements, collateralized debt obligations and long term subordinated debt. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions. Currently, the Company targets an 8 to 1 maximum leverage ratio for Agency ARMs, a 2 to 1 maximum leverage ratio for Agency IOs and a maximum ratio of 3 to 1 for all other securities. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Prepayment Experience. The CPR on our overall residential mortgage portfolio averaged approximately 16.6% during the three months ended March 31, 2012, as compared to 15.8% for the three months ended December 31, 2011. CPRs on our purchased portfolio of Agency RMBS for the three months ended March 31, 2012 averaged 19.4%, as compared to 19.1% for the three months ended December 31, 2011. The CPRs on our Agency IOs averaged 19.6% during the three months ended March 31, 2012, as compared to 19.5% for the three months ended December 31, 2011. The CPRs on our residential mortgage loans held in securitization trusts averaged approximately 8.1% during the three months ended March 31, 2012, as compared to 5.2% for the three months ended December 31, 2011.

When prepayment expectations over the remaining life of assets increase, we amortize premiums over a shorter time period, which results in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium is amortized over a longer period resulting in a higher yield to maturity. We monitor our prepayment experience on a monthly basis and adjust the amortization of our net premiums accordingly. Agency IOs are securities that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Agency IOs allow us to make a direct investment in borrower prepayment trends in the current market environment. However, Agency IOs also introduce increased risk as these securities have no underlying principal cash flows, which will cause them to underperform in high prepayment environments as future interest payments will be reduced as a direct result of prepayments. An actual or perceived increase in prepayment speeds could have a significant negative impact on our earnings derived from our Agency IO strategy.

Financial Condition

As of March 31, 2012, we had approximately $1.8 billion of total assets, as compared to approximately $682.7 million of total assets as of December 31, 2011. The increase is primarily due to the consolidation of multi-family mortgage loans held in a securitization trust (net) on our balance sheet, which we refer to as the K-03 Series. See "Multi-Family Loan Consolidation Reporting Requirement for the K-03 Series."

Investment Allocation

The following tables set forth our allocated equity by investment type at March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

At March 31, 2012:
	Agency ARMs	Agency IOs	Multi- Family CMBS	Multi- Family Securitized Loans(1)	Residential Securitized Loans	Other (2)	Total

Carrying value	$64,475	$66,665	$20,941	$1,155,183	$200,809	$43,095	$1,551,168
Liabilities
Callable (3)	(55,741)	(45,344)	(10,800)	-	-	(6,500)	(118,385)
Non callable	-	-	-	(1,130,851)	(194,765)	(45,000)	(1,370,616)
Hedges (Net) (4)	(193)	10,185	-	-	-	-	9,992
Cash	-	-	-	-	-	8,875	8,875
Other	-	12,849	-	-	-	(847)	12,002

Net equity allocated	$8,541	$44,355	$10,141	$24,332	$6,044	$(377)	$93,036

(1)	The Company determined it is the primary beneficiary of the K-03 Series and has consolidated the K-03 Series into the financial statements.
(2)
Other includes $26.4 million in CLOs, $5.1 million in investment in limited partnership, $4.3 million in loans held for investment and $3.6 million in non-Agency RMBS. Other callable liabilities include a $6.5 million repurchase agreement on our CLO securities and other non-callable liabilities consists of $45.0 million in subordinated debentures.

(3)	Includes repurchase agreements.
(4)	Includes derivative assets, receivable for securities sold, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

At December 31, 2011:
	Agency ARMs	Agency IOs	Multi- Family CMBS	Residential Securitized Loans	Other (1)	Total

Carrying value	$68,776	$63,681	$41,185	$206,920	$44,301	$424,863
Liabilities
Callable (2)	(56,913)	(49,226)	(21,531)	-	(6,535)	(134,205)
Non callable		-	-	(199,762)	(45,000)	(244,762)
Hedges (Net) (3)	(304)	9,317	-	-	-	9,013
Cash	-	16,536	-	-	16,586	33,122
Other	-	1,333	-	-	(3,057)	(1,724)

Net equity allocated	$11,559	$41,641	$19,654	$7,158	$6,295	$86,307

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

Balance Sheet Analysis

Investment Securities - Available for Sale.  At March 31, 2012, our securities portfolio consists of Agency RMBS, including Agency ARM pass-through certificates and Agency IOs, multi-family CMBS, non-Agency RMBS and CLOs. At March 31, 2012, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the balances of our investment securities available for sale as of March 31, 2012 and December 31, 2011, respectively:

Balances of Our Investment Securities (dollar amounts in thousands):

March 31, 2012	Par Value	Carrying Value	% of Portfolio
Agency RMBS:
IOs	$472,469	$66,665	36.6%
ARMs	60,796	64,475	35.4%
CMBS:
IOs	850,821	6,490	3.6%
POs	63,873	14,451	7.9%
Non-Agency RMBS	5,380	3,552	2.0%
Collateralized Loan Obligations	35,550	26,389	14.5%
Total	$1,488,889	$182,022	100.0%

December 31, 2011	Par Value	Carrying Value	% of Portfolio
Agency RMBS:
IOs	$537,032	$63,681	31.8%
ARMs	65,112	68,776	34.3%
CMBS:
IOs	850,821	6,258	3.1%
POs	138,386	34,927	17.5%
Non-Agency RMBS	6,079	3,945	1.9%
Collateralized Loan Obligations	35,550	22,755	11.4%
Total	$1,632,980	$200,342	100.0%

CMBS Loan Characteristics

The following table details our CMBS loan characteristics as of March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands, except as noted):

March 31, 2012	December 31, 2011
Current balance of loans	$2,405,351	$3,457,297
Number of loans	172	234
Weighted average original LTV	67.7%	68.0%
Weighted average underwritten debt service coverage ratio	1.45	x	1.52	x
Current average loan size	$13,985	$14,775
Weighted average original loan term (in months)	118	117
Weighted average current remaining term (in months)	105	101
Weighted average loan rate	4.99%	5.25%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
Texas	15.4%	14.3%
California	8.3%	9.3%
New York	8.1%	7.2%
Georgia	—	6.7%
Washington	7.7%	6.3%
District of Columbia	6.6%	—
Florida	5.7%	5.5%
Colorado	5.5%	—

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	As of March 31, 2012			As of December 31, 2011
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal

$0 - $500	26	8/2015 – 2/2019	$11,409	20	8/2015 – 11/2018	$8,583
$500 - $2,000	123	12/2012 – 3/2019	167,982	103	12/2012 – 12/2018	147,598
$2,000 - $5,000	79	4/2013 – 9/2019	231,903	84	4/2013 – 9/2019	250,010
$5,000 - $10,000	5	2/2013 – 3/2016	30,478	6	2/2013 – 3/2016	35,623
Total	233		$441,772	213		$441,814

March 31, 2012

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	24	$61,225	13.9%
Retail Store	16	33,792	7.6%
Chemicals, Plastics and Rubber	18	32,083	7.3%
Electronics	15	29,886	6.8%
Telecommunications	13	27,192	6.2%
Diversified/Conglomerate Service	17	26,451	6.0%
Leisure, Amusement, Motion Pictures & Entertainment	9	20,865	4.7%
Hotels, Motels, Inns and Gaming	8	20,799	4.7%
Beverage, Food & Tobacco	10	20,196	4.6%
Personal & Non-Durable Consumer Products	9	18,503	4.2%
Aerospace & Defense	10	17,105	3.9%
Personal, Food & Misc. Services	12	13,743	3.1%
Utilities	5	12,743	2.9%
Finance	6	9,958	2.3%
Diversified/Conglomerate Mfg.	7	9,896	2.2%
Automobile	8	9,670	2.2%
Printing & Publishing	3	9,146	2.1%
Containers, Packaging and Glass	5	8,343	1.9%
Broadcasting & Entertainment	4	7,071	1.6%
Banking	4	6,968	1.6%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	5	6,508	1.5%
Buildings and Real Estate	2	5,854	1.3%
Textiles & Leather	5	5,641	1.3%
Personal Transportation	2	4,956	1.1%
Grocery	3	4,902	1.1%
Insurance	2	4,788	1.1%
Farming & Agriculture	2	3,845	0.8%
Ecological	3	2,975	0.6%
Cargo Transport	2	2,488	0.5%
Mining, Steel, Iron and Non-Precious Metals	1	1,430	0.3%
Oil & Gas	2	1,395	0.3%
Diversified Natural Resources, Precious Metals and Minerals	1	1,355	0.3%
	233	$441,772	100.0%

December 31, 2011

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	24	$61,543	13.9%
Retail Store	14	35,704	8.1%
Electronics	13	31,721	7.2%
Telecommunications	13	27,638	6.3%
Chemicals, Plastics and Rubber	12	25,336	5.7%
Diversified/Conglomerate Service	15	22,320	5.1%
Beverage, Food & Tobacco	10	20,274	4.6%
Leisure, Amusement, Motion Pictures & Entertainment	8	18,904	4.3%
Personal & Non-Durable Consumer Products	8	18,203	4.1%
Aerospace & Defense	10	17,254	3.9%
Utilities	5	16,723	3.8%
Hotels, Motels, Inns and Gaming	5	15,914	3.6%
Personal, Food & Misc. Services	12	14,598	3.3%
Containers, Packaging and Glass	7	14,493	3.3%
Finance	8	11,471	2.6%
Printing & Publishing	4	11,404	2.6%
Automobile	7	9,829	2.2%
Diversified/Conglomerate Mfg.	6	9,643	2.2%
Banking	3	8,777	2.0%
Broadcasting & Entertainment	3	6,293	1.4%
Mining, Steel, Iron and Non-Precious Metals	3	6,242	1.4%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	6,029	1.4%
Textiles & Leather	5	5,281	1.2%
Personal Transportation	2	4,969	1.1%
Grocery	3	4,911	1.1%
Buildings and Real Estate	2	4,887	1.1%
Insurance	2	4,352	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1	2,227	0.5%
Ecological	2	1,984	0.4%
Farming & Agriculture	1	1,900	0.4%
Cargo Transport	1	990	0.2%
	213	$441,814	100.0%

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized. We have completed four securitizations; three were classified as financings and one, New York Mortgage Trust 2006-1, qualified as a sale, which resulted in the recording of residual assets and mortgage servicing rights.

At March 31, 2012, residential mortgage loans held in securitization trusts totaled approximately $200.8 million, or 10.9% of our total assets. The Company has an aggregate net equity investment of approximately $7.4 million in the three securitization trusts at March 31, 2012. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.9% of which are ARM loans that are interest only. On our hybrid ARMs, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at March 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
March 31, 2012	501	$202,503	2.93%	$200,809
December 31, 2011	512	$208,934	2.82%	$206,920

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of March 31, 2012 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$441	$2,950	$48
Current Coupon Rate	2.93%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	277	285	244
Average Months to Reset	3	11	1
Original Average FICO Score	729	818	593
Original Average LTV	70.44%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	2.9%	1.69%
Six Month LIBOR	72.7%	2.40%
One Year LIBOR	16.3%	2.26%
One Year Constant Maturity Treasury	8.1%	2.64%
Total	100.0%	2.38%

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2011 (dollar amounts in thousands):

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

The following tables detail activity for the residential mortgage loans held in securitization trusts (net) for the three months ended March 31, 2012 and 2011, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2012	$208,934	$1,317	$(3,331)	$206,920
Principal repayments	(5,115)	—	—	(5,115)
Provision for loan loss	—	—	(210)	(210)
Transfer to real estate owned	(1,316)	—	435	(881)
Charge-Offs	—	—	127	127
Amortization for premium	—	(32)	—	(32)
Balance, March 31, 2012	$202,503	$1,285	$(2,979)	$200,809

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2011	$229,323	$1,451	$(2,589)	$228,185
Principal repayments	(4,453)	—	—	(4,453)
Provision for loan loss	—	—	(425)	(425)
Charge-Offs	(434)	—	434	—
Amortization for premium	—	(36)	—	(36)
Balance, March 31, 2011	$224,436	$1,415	$(2,580)	$223,271

 The following table details loan summary information for our residential mortgage loans held in securitization trusts at March 31, 2012 (dollar amounts in thousands):

Description			Interest Rate			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	15	3.25	2.50	2.95	09/01/34	11/01/35	360	NA	$2,058	$1,114	$-
FAMILY	<= $250	71	4.50	2.50	3.04	09/01/32	12/01/35	360	NA	15,640	13,190	952
	<= $500	84	4.13	2.50	2.96	07/01/33	01/01/36	360	NA	32,191	29,407	5,328
	<=$1,000	34	3.88	1.50	2.85	08/01/33	12/01/35	360	NA	27,343	25,539	2,554
	>$1,000	19	3.25	2.63	2.94	01/01/35	11/01/35	360	NA	33,857	33,918	9,048
	Summary	223	4.50	1.50	2.97	09/01/32	01/01/36	360	NA	$111,089	$103,168	$17,882
2-4	<= $100	2	3.63	3.00	3.31	02/01/35	07/01/35	360	NA	$212	$165	$75
FAMILY	<= $250	6	4.00	2.88	3.23	12/01/34	07/01/35	360	NA	1,283	1,088	-
	<= $500	15	7.25	2.13	3.19	09/01/34	01/01/36	360	NA	5,554	5,104	254
	<=$1,000	-	-	-	-	-	-	360	NA	-	-	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	23	7.25	2.13	3.21	09/01/34	01/01/36	360	NA	$7,049	$6,357	$329
Condo	<= $100	14	3.50	2.63	3.08	01/01/35	12/01/35	360	NA	$2,040	$918	$-
	<= $250	72	3.75	1.50	3.01	02/01/34	01/01/36	360	NA	14,398	12,476	467
	<= $500	57	4.13	2.38	2.95	09/01/32	12/01/35	360	NA	20,441	18,569	-
	<=$1,000	15	4.00	1.63	2.87	08/01/33	09/01/35	360	NA	11,589	10,957	-
	> $1,000	9	3.25	2.63	2.89	03/01/35	09/01/35	360	NA	13,664	13,535	-
	Summary	167	4.13	1.50	2.98	09/01/32	01/01/36	360	NA	$62,132	$56,455	$467
CO-OP	<= $100	5	3.13	2.50	2.88	10/01/34	08/01/35	360	NA	$959	$365	$-
	<= $250	14	3.38	2.25	2.95	10/01/34	12/01/35	360	NA	2,907	2,451	212
	<= $500	19	3.50	1.38	2.95	08/01/34	12/01/35	360	NA	8,239	6,815	263
	<=$1,000	11	3.25	2.63	2.89	12/01/34	10/01/35	360	NA	8,563	8,308	-
	> $1,000	4	2.88	2.25	2.66	11/01/34	12/01/35	360	NA	5,659	5,205	-
	Summary	53	3.50	1.38	2.87	08/01/34	12/01/35	360	NA	$26,327	$23,144	$475
PUD	<= $100	1	3.00	3.00	3.00	07/01/35	07/01/35	360	NA	$100	$88	$-
	<= $250	18	3.50	2.50	2.94	08/01/32	12/01/35	360	NA	3,958	3,635	160
	<= $500	9	3.00	2.75	2.90	08/01/32	12/01/35	360	NA	3,305	3,068	770
	<=$1,000	4	3.25	2.75	3.09	05/01/34	07/01/35	360	NA	2,832	2,587	-
	> $1,000	3	3.13	2.75	2.91	04/01/34	12/01/35	360	NA	4,148	4,001	-
	Summary	35	3.50	2.50	2.95	08/01/32	12/01/35	360	NA	$14,343	$13,379	$930
Summary	<= $100	37	3.63	2.50	3.01	09/01/34	12/01/35	360	NA	$5,369	$2,650	$75
	<= $250	181	4.50	1.50	3.02	08/01/32	01/01/36	360	NA	38,186	32,840	1,791
	<= $500	184	7.25	1.38	2.96	08/01/32	01/01/36	360	NA	69,730	62,963	6,615
	<=$1,000	64	4.00	1.50	2.88	08/01/33	12/01/35	360	NA	50,327	47,391	2,554
	> $1,000	35	3.25	2.25	2.89	04/01/34	12/01/35	360	NA	57,328	56,659	9,048
	Grand Total	501	7.25	1.38	2.93	08/01/32	01/01/36	360	NA	$220,940	$202,503	$20,083

The following table details loan summary information for our residential mortgage loans held in securitization trusts at December 31, 2011 (dollar amounts in thousands):

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

Multi-Family Mortgage Loans Held in Securitization Trust. Included in our portfolio are multi-family mortgage loans held in a securitization trust. On December 30, 2011, the Company had acquired 100% of the privately placed first loss security of the K-03 Series in the secondary market for approximately $21.7 million. As a result of our ownership interest in RiverBanc (which is accounted for under the equity method) increasing to 7.5%, among other factors, on January 4, 2012, we determined that we are the primary beneficiary of the K-03 Series and have consolidated the K-03 Series and related debt, interest income and expense in our financial statements as of January 4, 2012. The Company does not have any claims to the assets (other than the security represented by our first loss piece) or obligations to the liabilities of the K-03 Series. The Company’s maximum exposure to loss from the K-03 Series is its carrying value of $24.3 million as of March 31, 2012, which represents the Company's investment in the K-03 Series.

At March 31, 2012, the multi-family mortgage loans held in securitization trust totaled approximately $1.2 billion, or 62.7% of our total assets. The Company has a net equity investment of approximately $24.3 million in the multi-family securitization trust at March 31, 2012.

The following table details the multi-family mortgage loans held in a securitization trust at March 31, 2012 (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
March 31, 2012	62	$1,044,270	5.85%	$1,155,183

Characteristics of Our Multi-Family Mortgage Loans Held in Securitization Trust:

The following table sets forth the composition of our multi-family mortgage loans held in securitization trust as of March 31, 2012 (dollar amounts in thousands):

March 31, 2012
Current balance of loans	$1,044,270
Number of loans	62
Weighted average original LTV	68.7%
Weighted average underwritten debt service coverage ratio	1.68	x
Current average loan size	$16,843
Weighted average original loan term (in months)	117
Weighted average current remaining term (in months)	80
Weighted average loan rate	5.85%
First mortgages	100%
Geographic state concentration (greater than 5.0%):
Georgia	13.4%
Texas	11.7%
California	11.4%
Connecticut	10.1%
Florida	5.0%
New York	5.0%

Equity Investment in Limited Partnership. The following tables detail loan summary information for the loans held in the limited partnership in which we have an equity interest as of March 31, 2012 and December 31, 2011, respectively, which is accounted for under the equity method (dollar amounts in thousands):

Loan Summary	March 31, 2012
Number of Loans	40
Aggregate Current Loan Balance	$5,407
Average Current Loan Balance	$135
Weighted Average Original Term (Months)	379
Weighted Average Remaining Term (Months)	309
Weighted Average Gross Coupon (%)	6.99%
Weighted Average Original Loan-to-Value of Loan (%)	87.02%
Average Cost-to-Principal of Asset at Funding (%)	72.82%
Fixed Rate Mortgages (%)	56.95%
Adjustable Rate Mortgages (%)	43.05%
First Lien Mortgages (%)	100.00%

Loan Summary	December 31, 2011
Number of Loans	64
Aggregate Current Loan Balance	$9,654
Average Current Loan Balance	$151
Weighted Average Original Term (Months)	375
Weighted Average Remaining Term (Months)	311
Weighted Average Gross Coupon (%)	7.02%
Weighted Average Original Loan-to-Value of Loan (%)	85.69%
Average Cost-to-Principal of Asset at Funding (%)	70.81%
Fixed Rate Mortgages (%)	55.55%
Adjustable Rate Mortgages (%)	44.45%
First Lien Mortgages (%)	100.00%

Financing Arrangements, Portfolio Investments. As of March 31, 2012, there were approximately $118.4 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less. As of March 31, 2012, the current weighted average borrowing rate on these financing facilities was 1.3%. For the three months ended March 31, 2012, the ending balance, quarterly average and maximum balance at any month-end for our repurchase agreement borrowings were $118.4 million, $118.6 million and $118.4 million, respectively.

Residential Collateralized Debt Obligations. As of March 31, 2012, we had $194.8 million of residential collateralized debt obligations, or Residential CDOs, outstanding with a weighted average interest rate of 0.62%.

Multi-Family Collateralized Debt Obligations. As of March 31, 2012, we had $1.1 billion of multi-family collateralized debt obligations, or Multi-Family CDOs, outstanding with a weighted average interest rate of 5.41%. During the first quarter of 2012, we determined that we are the primary beneficiary of the K-03 Series and have consolidated the K-03 Series into our financial statements.

Subordinated Debentures. As of March 31, 2012, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.4%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or CDOs to a fixed rate. At March 31, 2012, the Company had $9.6 million of notional amount of interest rate swaps outstanding with a fair market liability value of $0.2 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

Our investment in Agency IOs involves several types of derivative instruments used to hedge the overall risk profile of our investments in Agency IOs. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with no minimal ability to adjust over the life of the transaction. Because we and Midway are frequently adjusting these derivative instruments in response to current market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments.

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2012 was $92.0 million and included $15.6 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $15.8 million in unrealized gains primarily related to our CLOs and $0.2 million in unrealized derivative losses related to cash flow hedges. Stockholders’ equity at December 31, 2011 was $85.3 million and included $11.3 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $12.8 million in unrealized gains primarily related to our CLOs, $1.2 million in unrealized losses related to our CMBS and $0.3 million in unrealized derivative losses related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the three months ended March 31, 2012 (amounts in thousands, except per share):

	Three Months Ended March 31, 2012
	Amount	Shares	Per Share(1)
Beginning Balance	$85,278	13,938	$6.12
Stock issuance	7	1	0.00
Restricted shares	51	236	0.00
Balance after share issuance activity	85,336	14,175	6.02
Dividends declared	(3,544)		(0.25)
Net change AOCI:(2)
Hedges	111		0.01
RMBS	364		0.03
CMBS	896		0.06
CLOs	2,954		0.21
Net income excluding unrealized gains and losses on Agency IOs and related hedges and multi-family loans held in securitization trust	4,688		0.33
Unrealized net losses on Agency IOs and related hedges	(872)		(0.06)
Unrealized gain on multi-family loans held in securitization trust	2,023		0.14
Ending Balance	$91,956	14,175	$6.49

(1)	Outstanding shares used to calculate book value per share for the quarter ended period is based on outstanding shares as of March 31, 2012 of 14,175,494.
(2)	Accumulated other comprehensive income (“AOCI”).

Results of Operations

Comparison of the Quarter Ended March 31, 2012 to the Quarter Ended March 31, 2011

For the three months ended March 31, 2012, we reported net income attributable to common stockholders of $5.8 million, as compared to net income attributable to common stockholders of $2.5 million for the same period in 2011. The main components of the change in net income for the three months ended March 31, 2012 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011	% Change
Net interest income	$6,207	$2,510	147.3%
Total other income	$2,360	$2,302	2.5%
Total general, administrative and other expenses	$2,668	$2,293	16.4%
Income from continuing operations	$5,899	$2,519	134.2%
Income from discontinued operation - net of tax	$(9)	$(5)	80.0%
Net income	$5,890	$2,514	134.3%
Net income attributable to noncontrolling interest	$51	$—	100.0%
Net income attributable to common stockholders	$5,839	$2,514	132.3%
Basic income per common share	$0.42	$0.27	55.6%
Diluted income per common share	$0.42	$0.27	55.6%

The $3.3 million increase in net income attributable to common stockholders was due primarily to a $3.7 million increase in net interest margin on our investment portfolio and loans held in securitization trusts, a $2.0 million increase in unrealized gain on multi-family loans held in a securitization trust, a $0.4 million decrease in provision for loan loss for the residential loans held in securitization trusts, partially offset by a $0.8 million increase in net unrealized loss on investment securities and related hedges, a $1.1 million decrease in net realized gain on securities and related hedges, a $0.4 million decrease in income from investment in limited partnership and a $0.4 million increase in general, administrative and other expenses. The increase in net interest income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to a 290 basis point increase in net interest spread, which was mainly driven by our Agency IOs and multi-family CMBS investments, coupled with an increase in average interest earning assets, which primarily reflects the deployment of additional equity capital raised by us in 2011. We first invested in Agency IOs in March 2011. As a result, unlike the quarter ended March 31, 2012, our results for the quarter ended March 31, 2011 do not include a full quarter of results from our Agency IO portfolio, and thus, may not be comparable. The $2.0 million unrealized gain on multi-family loans held in a securitization trust reflects the changes in valuations of the assets and liabilities of the K-03 Series during the quarter. As discussed above, unrealized gains and losses for these assets are reflected in the statement of operations. The valuation for the K-03 Series’ assets and liabilities benefitted during the 2012 first quarter from tightening credit spreads and generally less market volatility. The $0.8 million increase in net unrealized loss on investment securities and related hedges is primarily associated with our Agency IOs. The $1.1 million decrease in net realized gain on securities and related hedges is primarily due to the realized gains from the sale of certain CLOs during the three months ended March 31, 2011. The Company did not sell any CLOs during the three months ended March 31, 2012.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended March 31,
General, Administrative and Other Expenses:	2012	2011	% Change
Salaries and benefits	$508	$458	10.9%
Professional fees	443	336	31.8%
Management fees	1,195	1,040	14.9%
Other	522	459	13.7%
Total	$2,668	$2,293	16.4%

The general, administrative and other expenses increase of $0.4 million for the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to a $0.1 million increase in salaries and benefits, a $0.1 million increase in professional fees, a $0.1 million increase in management fees and a $0.1 million increase in other expenses. The management fees of $1.2 million included base management, incentive fees, and restricted stock expense of $148,000, $619,000 and $50,000, respectively, paid to Midway as well as $148,000 in fees paid to RiverBanc and $230,000 in incentive fees and management contract termination fees paid to HCS.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency and non-Agency RMBS, CMBS, prime ARM loans held in securitization trusts, loans held for investment, loans held for sale and CLOs (our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other (expense) income in our statement of operations and therefore not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions) (1)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
March 31, 2012 (2)	$396.4	7.59%	1.01%	6.58%
December 31, 2011	$372.9	7.17%	0.97%	6.20%
September 30, 2011	$369.8	8.04%	0.89%	7.15%
June 30, 2011	$341.7	7.59%	0.94%	6.65%
March 31, 2011	$310.2	4.76%	1.08%	3.68%
December 31, 2010	$318.0	4.98%	1.45%	3.53%
September 30, 2010	$343.5	5.29%	1.66%	3.63%
June 30, 2010	$393.8	5.28%	1.58%	3.70%

(1)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
(2)
Average Interest Earning Assets for the quarter ended March 31, 2012 excludes all K-03 Series assets other than the security represented by the privately placed first loss K-03 Series security owned by us. Our net equity investment in the K-03 Series securities owned by us is approximately $24.3 million.

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

Prepayment Experience. The constant prepayment rate (“CPR”) on our overall portfolio averaged approximately 16.6% and 9.6% during the quarters ended March 31, 2012 and 2011, respectively. CPRs on our overall residential mortgage portfolio averaged approximately 19.4% while the CPRs on residential mortgage loans held in our securitization trusts averaged approximately 8.1% during the quarter ended March 31, 2012, as compared to 16.9% and 7.0%, respectively, during the same period in 2011. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

The following table sets forth the constant prepayment rates for selected asset classes, by quarter:

Quarter Ended	Agency ARMs	Agency IOs	Non-Agency RMBS	Residential Securitizations	Total Investment Portfolio
March 31, 2012	18.1%	19.6%	13.3%	8.1%	16.6%
December 31, 2011	16.9%	19.5%	12.6%	5.2%	15.8%
September 30, 2011	16.6%	10.1%	14.7%	10.2%	10.8%
June 30, 2011	19.3%	8.0%	11.2%	8.4%	8.8%
March 31, 2011	16.5%	10.4%	20.8%	7.0%	9.6%
December 31, 2010	22.6%	—%	18.4%	11.5%	13.8%
September 30, 2010	33.8%	—%	15.5%	18.7%	21.1%
June 30, 2010	48.6%	—%	13.5%	11.9%	20.5%

Prepayment History for Agency RMBS Portfolio

		Quarterly Averages		Monthly Averages
	Carrying Value 3/31/2012	3/31/2012	12/31/2011	01/31/2012	02/29/2012	3/31/2012	04/30/2012
Agency ARMs	$64,475	18.1%	16.9%	23.3%	23.1%	7.8% (1)	29.8% (1)
Agency IOs	$66,665	19.6%	19.5%	20.2%	19.1%	19.5%	20.1%

(1)	The variance between periods may be due to a delay in servicer reporting as the average between months is consistent with the last several months of reporting.

Federal Housing Finance Agency HARP II Program

In November, the U.S. Government announced details of HARP II, which is a program designed to assist borrowers who are current with their mortgage payments but are unable to refinance due to property valuation ratios. HARP II will target homeowners who did not participate in the original version of HARP and whose mortgages were originated prior to June 1, 2009. The following table summarizes the Agency RMBS in our portfolio that contain mortgages which are eligible for refinancing and thus may be prepaid under HARP II given the parameters of the program.

HARP II Eligible Agency RMBS (Collateralized by loans originated prior to June 2009)

Weighted Average Coupon (“WAC”) of Underlying Loans
	< 4.0%	< 4.5%	< 5.0%	< 5.5%	> 5.5%
Agency ARMs	$ 20,208	—	—	—	$ 13,508
Agency IOs	—	—	—	$ 6,771	$ 6,994

The Company does not believe securities backed by loans with WAC’s less the 4.0% are at risk to the HARP II program as the borrower has minimal rate incentive to refinance. In addition, the Agency ARMs with coupons greater than 5.5% have an average coupon reset period of 12 months. Based on current interest rates we project that the new coupon would be approximately 2.8% upon reset, thus reducing the borrower’s incentive to refinance.

Non-GAAP Financial Measure

In addition to disclosing financial results calculated in accordance with United States generally accepted accounting principles (GAAP), we also present a non-GAAP financial measure that adjusts for certain items. The non-GAAP financial measure, net income excluding unrealized gains and losses associated with Agency IO investments and multi-family loans held in securitization trust, set forth below is provided to enhance the user’s overall understanding of our financial performance. Specifically, management believes the non-GAAP financial measure provides useful information to investors by excluding or adjusting certain items affecting reported operating results that were unusual or not indicative of our core operating results. The non-GAAP financial measure presented by the Company should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Moreover, the non-GAAP financial measure may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measure included in this filing has been reconciled to the nearest GAAP measure.

Net Income Excluding Unrealized Gains and Losses Associated with Agency IO Investments

A reconciliation between net income excluding unrealized gains and losses related to our investments in Agency IOs and related hedges, and multi-family loans held in securitization trust, and GAAP net income attributable to common stockholders for the three months ended March 31, 2012 and 2011, respectively, is presented below (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Amounts	Per Share	Amounts	Per Share

Net Income Attributable to Common Stockholders - GAAP	$5,839	$0.42	$2,514	$0.27
Adjustments
Unrealized net losses on investment securities and related hedges associated with Agency IO investments	872	0.06	40	—
Unrealized gain on multi-family loans held in securitization trust	(2,023)	(0.15)	—	—
Net income attributable to common stockholders excluding unrealized gains and losses	$4,688	$0.33	$2,554	$0.27

Portfolio Asset Yields for the Quarter Ended March 31, 2012

The following table summarizes the Company’s significant assets at and for the quarter ended March 31, 2012, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
Agency RMBS	$64,475	3.57%	2.62%	18.1%
Agency IOs	$66,665	5.23%	16.82%	19.6%
CMBS	$20,941	4.72%	12.18%	N/A
Residential Securitized Loans	$200,809	2.76%	2.68%	8.1%
Multi-Family Securitized Loans (2)	$1,155,183	5.86%	4.30%	N/A
CLOs	$26,389	4.51%	40.37%	N/A

(1)	Coupons, yields and CPRs are based on first quarter 2012 weighted average balances.
(2)
The Company consolidated the K-03 Series in its financial statements. The Company’s maximum exposure to loss from the K-03 Series is its carrying value of $24.3 million as of March 31, 2012, which represents the Company's investment in the K-03 Series.  After excluding all assets and liabilities of the K-03 Series other than the security represented by the privately placed first loss security owned by the Company, the yield on the Company’s investment was 13.98% for the quarter ended March 31, 2012.

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

During the three months ended March 31, 2012, we used net cash of $7.7 million, as a result of $6.5 million used in investing activities and $7.4 million used in financing activities, which was partially offset by $6.2 million of cash provided by operating activities. Our investing activities primarily included $21.7 million of purchases of loans held in a multi-family securitization trust and $8.0 million of purchases of investment securities, which was partially offset by $8.2 million of principal repayments received on mortgage loans held in securitization trusts, $5.0 million of principal paydowns on investment securities available for sale, $3.8 million of proceeds from our investment in limited partnership and $3.6 million of net receipts on derivative instruments settled during the period. Our financing activities included proceeds from financing arrangements of $5.7 million, offset by $8.3 million in payments on CDOs and dividends paid of $4.9 million.

We fund our investments and operations through a balanced and diverse funding mix, which includes short-term repurchase agreement borrowings, CDOs, trust preferred debentures and, prior to their redemption, our convertible preferred debentures. At March 31, 2012, we had cash and cash equivalents balances of $8.9 million. The reduction in cash and cash equivalents from $16.6 million at December 31, 2011 reflects the use of additional capital in 2012 to acquire our targeted assets.

We rely primarily on repurchase agreements to finance the mortgage-backed securities and CLOs in our investment portfolio. As of March 31, 2012, we have outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the repurchase agreement. The maximum exposure with respect to our repurchase agreements is $26.8 million.

At March 31, 2012, the Company had short term borrowings or repurchase agreements of $118.4 million as compared to $112.7 million as of December 31, 2011. In addition to our excess cash, the Company has $36.9 million in unencumbered securities, including $17.0 million of RMBS, of which $13.4 million are Agency RMBS, to meet margin calls, if necessary. There is $11.6 million in restricted cash available to meet additional margin calls as it relates to the repurchase agreements secured by our Agency IOs. At March 31, 2012, we also had long-term debt, including residential CDOs outstanding of $194.8 million, multi-family CDOs outstanding of $1.1 billion and subordinated debt of $45.0 million. The CDOs are collateralized by the residential and multi-family mortgage loans held in securitization trusts, respectively. Our maximum exposure to loss on our residential and multi-family CDOs are $7.4 million and $24.3 million, respectively. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Our leverage ratio for our investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.3 to 1 at March 31, 2012. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions. Currently, the Company targets an 8 to 1 maximum leverage ratio for Agency ARMs, a 2 to 1 maximum leverage ratio for Agency IOs and a maximum ratio of 3 to 1 for all other securities. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

As of March 31, 2012, we have provided invested capital of $39.5 million towards our Agency IO strategy and $43.8 million, excluding the effects of the short-term repurchase financing, to RB Commercial Mortgage LLC, or RBCM, in connection with our multi-family CMBS investments. We funded these investments primarily with proceeds from our public offerings in 2011, excess working capital and short-term borrowings. We anticipate continuing to contribute additional capital toward the acquisition of our targeted assets in the future from either working capital liquidity or proceeds from capital market transactions or a combination thereof.

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

We also use TBAs to hedge interest rate risk and spread risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margin arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) on our balance sheet, amounting to $245.3 million at March 31, 2012.

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

We have investment management agreements with RiverBanc and Midway, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See " - Results of Operations - Comparison of the Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011 - Comparative Expenses" for more information regarding the management fees paid during the quarter ended March 31, 2012.

On March 19, 2012, we declared a 2012 first quarter cash dividend of $0.25 per common share. The dividend was paid on April 25, 2012 to common stockholders of record as of March 29, 2012. The dividend was paid out of our working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 6% of the amount borrowed (in the case of Agency ARM collateral) to up to 35% (in the case of CLO collateral). While our repurchase agreement financing results in us recording a liability to the counterparty in our condensed consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

Several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have entered into repurchase agreements with Credit Suisse First Boston LLC (a subsidiary of Credit Suisse Group AG, which is domiciled in Switzerland) in the amount of $10.4 million at March 31, 2012 with a net exposure of $0.8 million. We have outstanding interest rate swap agreements with Barclays Bank PLC (domiciled in the United Kingdom) as a counterparty in the amount of $9.6 million notional with a net exposure of $0.2 million. In addition, certain of our U.S. based counterparties may have significant exposure to European sovereign debt which could impact their future lending activities or cause them to default under agreements with us. Any counterparty defaults could result in a material adverse effect on our operating results.

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

For example, we hold RMBS some of which may have interest coupons that reset on various dates that are not matched to the reset dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our assets. Thus, it is likely that our floating rate borrowings may react to changes in interest rates before our RMBS because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the RMBS. In addition, the interest rates on our Agency ARMs backed by hybrid ARMs may be limited to a “periodic cap” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on RMBS. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay slower than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income.

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

We utilize a model-based risk analysis system to assist in projecting portfolio performances over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the valuations of our financial securities and instruments, including mortgage-backed securities, repurchase agreements, interest rate swaps and interest rate caps, TBAs and Eurodollar futures

Based on the results of the model, instantaneous changes in interest rates would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of March 31, 2012 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$4,755
+100	$3,492
-100	$(13,598)

Interest rate changes may also impact our net book value as our financial assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets, other than IOs, decreases, and conversely, as interest rates decrease, the value of such investments will increase. The value of an IO will likely be negatively affected in a declining interest rate environment due to the risk of increasing prepayment rates because the IOs value is wholly contingent on the underlying mortgage loans having an outstanding balance. In general, we expect that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on securities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

Our principal sources of liquidity are the repurchase agreements on our mortgage-backed securities, the CDOs we have issued to finance our loans held in securitization trusts, trust preferred debentures, the principal and interest payments from our assets and cash proceeds from the issuance of equity or debt securities (as market and other conditions permit). We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

As it relates to our investment portfolio, derivative financial instruments we use to hedge interest rate risk subject us to “margin call” risk. If the value of our pledged assets decrease due to a change in interest rates, credit characteristics, or other pricing factors, we may be required to post additional cash or asset collateral, or reduce the amount we are able to “borrow” versus the collateral. For example, under our interest rate swaps, typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we are paying on an interest rate swap, we may be required to post cash margin.

Prepayment Risk

When borrowers repay the principal on their residential mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance, as with the majority of our assets. Conversely, residential mortgage assets purchased for less than their then current balance exhibit higher yields due to faster prepayments. Furthermore, prepayment speeds exceeding or lower than our modeled prepayment speeds impact the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. The impact of increasing prepayment rates, whether as a result of declining interest rates, government intervention in the mortgage markets or otherwise, is particularly acute with respect to our Agency IOs. Because the value of an IO security is wholly contingent on the underlying mortgage loans having an outstanding principal balance, an unexpected increase in prepayment rates on the pool of mortgage loans underlying the IOs could significantly negatively impact the performance of our Agency IOs.

Our modeled prepayments will help determine the amount of hedging we use to off-set changes in interest rates. If actual prepayment rates are higher than modeled, the yield will be less than modeled in cases where we paid a premium for the particular residential mortgage asset. Conversely, when we have paid a premium, if actual prepayment rates experienced are slower than modeled, we would amortize the premium over a longer time period, resulting in a higher yield to maturity.

In an increasing prepayment environment, the timing difference between the actual cash receipt of principal paydowns and the announcement of the principal paydown may result in additional margin requirements from our repurchase agreement counterparties.

We mitigate prepayment risk by constantly evaluating our residential mortgage assets relative to prepayment speeds observed for assets with a similar structure, quality and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances. Historically, we have not hedged 100% of our liability costs due to prepayment risk.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets, such as non-Agency RMBS, CMBS, and CLOs, due to borrower defaults. Our portfolio of residential mortgage loans held in securitization trusts as of March 31, 2012 consisted of approximately $202.5 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated in 2005 by one of our subsidiaries prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.4%, and average borrower FICO score of approximately 729. In addition, approximately 64.4% of these loans were originated with full income and asset verification. While we feel that our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of March 31, 2012 the Company owns $38.8 million of first loss CMBS comprised of POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 27.0% of current par. The overall return of these securities will be dependent on the performance of the underlying loans and accordingly, management has taken an appropriate credit reserve when determining the amount of discount to accrete into income over time. In addition, we owned approximately $3.6 million of non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 84.5% of current par value. Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS. As of March 31, 2012, we own approximately $26.4 million of notes issued by a CLO at a discounted purchase price equal to 30.8% of par. The securities are backed by a portfolio of middle market corporate loans.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The fair values of the Company's RMBS and CLOs are generally based on market prices provided by dealers who make markets in these financial instruments. If the fair value of a security is not reasonably available from a dealer, management estimates the fair value based on characteristics of the security that the Company receives from the issuer and on available market information.

The fair value of residential mortgage loans held in securitization trusts is estimated using pricing models and taking into consideration the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2012, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(10,914)	3.47 years
+100	$(6,212)	2.59 years
Base	—	1.42 years
-100	$(419)	0.88 years

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Effective with the first quarter of 2012, we determined that the COMM 2009-K3 Mortgage Trust, or K-03 Series, was a variable interest entity, or VIE, of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within the K-03 Series. As a result, we are required to consolidate the underlying multi-family loans, related debt, interest income and interest expense of the K-03 Series in our financial statements, although our sole investment in the K-03 series is our ownership of the privately placed first loss security issued from the K-03 Series, which has a carrying value of approximately $24.3 million at March 31, 2012. Excluding our investment in the K-03 Series, we have historically accounted for the multi-family CMBS in our investment portfolio through accumulated other comprehensive income, pursuant to which unrealized gains and losses on those multi-family CMBS are reflected as an adjustment to stockholders’ equity. However, unlike the treatment for the other multi-family CMBS held in our portfolio, the fair value option for the K-03 Series’ assets requires that changes in valuations in the assets and liabilities of the K-03 Series be reflected through our earnings. For example, for the quarter ended March 31, 2012, we recognized a $2.0 million unrealized gain in our statement of operations as a result of the fair value accounting option election for the K-03 Series. As we acquire additional multi-family CMBS assets in the future that are similar in structure and form to our K-03 Series assets, we may be required to consolidate the assets and liabilities of the issuing trust and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the K-03 Series’ assets, or similar assets acquired by us in the future, could reduce both our earnings and stockholders' equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our Level 2 portfolio investments are recorded at fair value based on market quotations from pricing services and broker/dealers. Our Level 3 investments are recorded at fair value utilizing internal valuation models. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments on a quarterly-basis at fair value as determined by our management based on market quotations from pricing services and brokers/dealers and/or internal valuation models. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and are based on estimates, therefore our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As previously disclosed, on March 9, 2012, we issued 213,980 shares of restricted common stock (the "Restricted Shares") to Midway pursuant to the Company's investment management agreement with Midway, as amended, having an aggregate value of approximately $1.4 million (based on the closing sales price of our common stock on the Nasdaq Capital Market on March 9, 2012). The Restricted Shares vest annually in one-third increments beginning on December 31, 2012. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), based on the exemption provided by Section 4(2) of the Securities Act.

Item 5.        Other Information.

On May 4, 2012, the Board of Directors (the “Board”) of New York Mortgage Trust, Inc. (the “Company”), pursuant to Section 7.2.8 of Article VII of the Company's Articles of Amendment and Restatement (as amended, the “Charter”), approved (i) an increase in the Common Stock Ownership Limit (as defined in the Charter) to 9.9% (in value or number of shares, whichever is more restrictive), of the aggregate of the outstanding shares of Common Stock (as defined in the Charter), and (ii) an increase in the Aggregate Stock Ownership Limit (as defined in the Charter) to 9.9% in value of the aggregate of the outstanding shares of Capital Stock (as defined in the Charter). Each of the Common Stock Ownership Limit and the Aggregate Stock Ownership were previously set at 5.0%. In connection with this action, the Company filed a certificate of notice with the State Department of Assessments and Taxation of Maryland on May 4, 2012, a copy of which is filed as Exhibit 3.1(g) to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 4, 2012	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 4, 2012	By:	/s/ Fredric S. Starker
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

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007).

3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008).

3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008).

3.1(f)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed on June 15, 2009).

3.1(g)	Certificate of Notice, dated May 4, 2012.*

3.2	Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2011).

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

4.3(c)
Articles Supplementary Reclassifying Series A Cumulative Redeemable Convertible Preferred Stock as Preferred Stock (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2012).

10.1
First Amendment to Investment Management Agreement, by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated March 9, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statement of Equity (Unaudited) for the three months ended March 31, 2012; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (vi) Unaudited Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.