Form 10-K/A
period 2011-12-31
NEW YORK MORTGAGE TRUST INC
filed 2012-07-09
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A

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

Explanatory Note

New York Mortgage Trust, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012 (the “Initial 10-K Filing”), solely for the purpose of amending and restating the Exhibit Index included in the Initial 10-K Filing to:

1.	correct inadvertent references to the month of December in the descriptions of Exhibits 4.2(a), 4.2(b), 10.1 and 10.2;
2.	include references to “(File No. 001-32216)”, the Company’s file number, in the descriptions of Exhibits 3.1(b), 3.1(c), 4.2(a), 4.2(b), 10.1, 10.2 and 10.3; and
3.
include the following language which was inadvertently omitted from the Initial 10-K Filing: “Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.”

Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14 or 15d-14 of the Exchange Act must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications are therefore also included as Exhibits 31.1 and 31.2.

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

INDEX TO EXHIBITS

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

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007 (File No. 001-32216)).

3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007 (File No. 001-32216)).

3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008).

3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008).

3.1(f)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed on June 15, 2009).

3.2	Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2011).

4.1
Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

4.2(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005 (File No. 001-32216)).

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.2(b)
Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September  1, 2005. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September  6, 2005 (File No. 001-32216)).

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

10.1
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September  1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September  6, 2005 (File No. 001-32216)).

10.2
Purchase Agreement among The New York Mortgage Company, LLC, New York Mortgage Trust, Inc., NYM Preferred Trust II and Taberna Preferred Funding II, Ltd., dated September  1, 2005. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September  6, 2005 (File No. 001-32216)).

10.3
New York Mortgage Trust, Inc. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-127400) as filed with the Securities and Exchange Commission on December 9, 2005 (File No. 001-32216)).

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

10.18	Underwriting Agreement among New York Mortgage Trust, Inc. and the several underwriters listed therein, dated as of December 1, 2011 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011).

10.19	First Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated March 9, 2012.****

21.1	List of Subsidiaries of the Registrant.****

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).****

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.****

Exhibit 101.INS XBRL	Instance Document ***

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document ***

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document ***

Exhibit 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document ***

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document ***

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

****	Copies of these exhibits are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: July 9, 2012	By:	/s/ Steven R. Mumma

Name: Steven R. Mumma Title: Chief Executive Officer and President (Principal Executive Officer)

Date: July 9, 2012	By:	/s/ Fredric S. Starker

Name: Fredric S. Starker Title: Chief Financial Officer (Principal Financial and Accounting Officer)