Form 10-Q
period 2012-06-30
NEW YORK MORTGAGE TRUST INC
filed 2012-08-09
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on August 6, 2012 was 22,544,374.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information	2
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	4
Unaudited Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2012	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	66
Item 4. Controls and Procedures	70
PART II. OTHER INFORMATION	70
Item 1A. Risk Factors	70
Item 6. Exhibits	72
SIGNATURES	73

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)

Investment securities available for sale, at fair value (including pledged securities of $131,449 and $129,942, respectively)	$157,886	$200,342
Investment securities available for sale, at fair value held in securitization trust	21,466	-
Residential mortgage loans held in securitization trusts (net)	196,378	206,920
Multi-family loans held in securitization trusts, at fair value	3,854,884	-
Derivative assets	274,716	208,218
Investment in limited partnership	1,530	8,703
Cash and cash equivalents	8,621	16,586
Receivable for securities sold	-	1,133
Receivables and other assets	62,425	40,803
Total Assets	$4,577,906	$682,705

LIABILITIES AND EQUITY
Liabilities:
Financing arrangements, portfolio investments	$138,871	$112,674
Residential collateralized debt obligations	190,637	199,762
Multi-family collateralized debt obligations, at fair value	3,768,116	-
Securitized debt	26,044	-
Derivative liabilities	3,213	2,619
Payable for securities purchased	273,981	228,300
Accrued expenses and other liabilities	19,053	8,043
Subordinated debentures	45,000	45,000
Total liabilities	4,464,915	596,398

Commitments and Contingencies
Equity:
Stockholders' equity
Common stock, $0.01 par value, 400,000,000 authorized, 17,369,374 and 13,938,273 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	174	139
Additional paid-in capital	165,785	153,710
Accumulated other comprehensive income	15,919	11,292
Accumulated deficit	(68,887)	(79,863)
Total stockholders' equity	112,991	85,278
Noncontrolling interest	-	1,029
Total equity	112,991	86,307
Total Liabilities and Equity	$4,577,906	$682,705

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Investment securities and other	$4,759	$5,052	$10,306	$7,316
Multi-family loans held in securitization trusts	18,804	-	31,004	-
Residential mortgage loans held in securitization trusts	1,428	1,430	2,772	2,860
Total interest income	24,991	6,482	44,082	10,176

INTEREST EXPENSE:
Investment securities and other	500	355	952	694
Multi-family collaterized debt obligations	17,541	-	29,115	-
Residential collaterized debt obligations	332	356	691	735
Securitized debt	277	-	277	-
Subordinated debentures	500	470	999	936
Total interest expense	19,150	1,181	32,034	2,365

NET INTEREST INCOME	5,841	5,301	12,048	7,811

OTHER INCOME (EXPENSE):
Provision for loan losses	(59)	(391)	(289)	(1,024)
Income from investment in limited partnership and limited liability company	358	499	728	1,283
Realized (loss) gain on investment securities and related hedges, net	(443)	3,283	626	5,474
Unrealized gain (loss) on investment securities and related hedges, net	171	(695)	(701)	(735)
Unrealized gain on multi-family loans and debt held in securitization trusts	2,205	-	4,228	-
Total other income	2,232	2,696	4,592	4,998

General, administrative and other expenses	2,659	3,454	5,327	5,747
Total general, administrative and other expenses	2,659	3,454	5,327	5,747

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,414	4,543	11,313	7,062
Income tax expense	467	363	467	363
INCOME FROM CONTINUING OPERATIONS	4,947	4,180	10,846	6,699
Income from discontinued operation - net of tax	42	9	33	4
NET INCOME	4,989	4,189	10,879	6,703
Net (loss) income attributable to noncontrolling interest	(148)	20	(97)	20
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,137	$4,169	$10,976	$6,683

Basic income per common share	$0.34	$0.44	$0.75	$0.71
Diluted income per common share	$0.34	$0.44	$0.75	$0.71
Dividends declared per common share	$0.27	$0.22	$0.52	$0.40
Weighted average shares outstanding-basic	15,262	9,447	14,630	9,440
Weighted average shares outstanding-diluted	15,262	9,447	14,630	9,440

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,137	$4,169	$10,976	$6,683

OTHER COMPREHENSIVE INCOME (LOSS)

Increase (decrease) in net unrealized gain on available for sale securities	240	(362)	4,454	3,088
Reclassification adjustment for net gain included in net income	-	(2,017)	-	(3,885)
Increase in fair value of derivative instruments utilized for cash flow hedges	62	149	173	409

OTHER COMPREHENSIVE INCOME (LOSS)	302	(2,230)	4,627	(388)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,439	$1,939	$15,603	$6,295

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Dollar amounts in thousands)
 (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
Balance, December 31, 2011	$139	$153,710	$(79,863)	$11,292	$1,029	$86,307
Net income	-	-	10,976	-	(97)	10,879
Stock issuance, net	35	20,309	-	-	-	20,344
Dividends declared	-	(8,234)	-	-	-	(8,234)
Decrease in noncontrolling interest related to sale of interest in a mortgage loan held for investment	-	-	-	-	(932)	(932)
Increase in net unrealized gain on available for sale securities	-	-	-	4,454	-	4,454
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	173	-	173
Balance, June 30, 2012	$174	$165,785	$(68,887)	$15,919	$-	$112,991

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$10,879	$6,703
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	4,526	410
Realized gain on investment securities and related hedges, net	(626)	(5,474)
Unrealized loss on investment securities and related hedges, net	701	735
Unrealized gain on loans and debt held in multi-family securitization trusts	(4,228)	-
Net decrease in loans held for sale	951	14
Provision for loan losses	289	1,024
Income from investment in limited partnership and limited liability company	(728)	(1,283)
Interest distributions from investment in limited partnership	181	383
Stock issuance expense	448	177
Changes in operating assets and liabilities:
Receivables and other assets	(10,491)	(749)
Accrued expenses and other liabilities	11,202	1,452
Net cash provided by operating activities	13,104	3,392

Cash Flows from Investing Activities:
Restricted cash	(14,151)	(2,828)
Purchases of reverse repurchase agreements	-	(18,000)
Purchases of investment securities	(17,374)	(87,585)
Proceeds from sales of investment securities	1,201	26,286
Issuance of mortgage loans held for investment	-	(2,520)
Proceeds from mortgage loans held for investment	3,318	4,989
Purchase of investment in limited liability company	-	(5,322)
Proceeds from investment in limited partnership	7,719	4,517
Net receipts on other derivative instruments settled during the period	3,837	-
Principal repayments received on mortgage loans held in securitization trusts	17,576	10,039
Principal paydowns on investment securities - available for sale	12,563	8,811
Purchases of investments held in multi-family securitization trusts	(80,959)	-
Net cash used in investing activities	(66,270)	(61,613)

Cash Flows from Financing Activities:
Proceeds from financing arrangements	26,197	60,738
Stock issuance	20,189	-
Dividends paid	(8,422)	(5,475)
Payments made on collateralized debt obligations	(17,582)	(10,358)
Capital (distributed to) contributed by noncontrolling interest	(932)	932
Costs associated with common stock issued	(293)	(106)
Proceeds from securitized debt	26,044	-
Net cash provided by financing activities	45,201	45,731
Net Decrease in Cash and Cash Equivalents	(7,965)	(12,490)
Cash and Cash Equivalents - Beginning of Period	16,586	19,375
Cash and Cash Equivalents - End of Period	$8,621	$6,885

Supplemental Disclosure:
Cash paid for interest	$2,238	$2,301

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$273,981	$15,674
Consolidation of multi-family loans held in securitization trusts	$3,808,556	$-
Consolidation of multi-family collateralized debt obligations	$3,727,742	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$4,690	$-

Common stock subscribed included in subscription receivable	$-	$10,638

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

(unaudited)

1.                 Summary of Significant Accounting Policies

Organization – New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments sourced from distressed markets in recent years as well as certain credit sensitive assets such as CMBS backed by commercial mortgage loans on multi-family properties (“multi-family CMBS”) that create the potential for capital gains, as well as more interest rate sensitive mortgage-related investments, such as Agency RMBS consisting of adjustable-rate and hybrid adjustable-rate RMBS, which we sometimes refer to as Agency ARMs, and Agency RMBS comprised of IOs, which we sometimes refer to as Agency IOs, that generate interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for residential loan and CMBS securitization purposes, taxable REIT subsidiaries ("TRSs") and qualified REIT subsidiaries ("QRSs"). The Company conducts certain of its portfolio investment operations through one of its wholly-owned TRSs, Hypotheca Capital, LLC (“HC”), in order to utilize, to the extent permitted by law, a portion of a net operating loss carry-forward held in HC that resulted from the Company's exit from the mortgage lending business. Prior to March 31, 2007, the Company conducted substantially all of its mortgage lending business through HC. The Company utilizes one of its wholly-owned QRSs, RB Commercial Mortgage LLC (“RBCM”), for its investments in multi-family CMBS assets, and, to a lesser extent, other commercial real estate-related debt investments. The Company utilizes another of its wholly-owned QRSs, NYMT-Midway LLC, and one of its wholly-owned TRSs, New York Mortgage Funding, LLC (“NYMF”), for its Agency IO portfolio managed by The Midway Group, L.P. (“Midway”). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

The following defines certain of the commonly used terms in these financial statements: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; and “CLO” refers to collateralized loan obligations.

Basis of Presentation – The condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements.  The condensed consolidated balance sheet at June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statement of equity for the six months ended June 30, 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”), include RMBS that are issued by GSEs.  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

The Company’s investment securities available for sale also includes its investment in a wholly owned account referred to as our Agency IO portfolio. These investments primarily include interest only and inverse interest only securities sometimes referred to as IO’s that represent the right to the interest component of the cash flow from a pool of mortgage loans that are guaranteed or issued by a GSE or government agency. The Agency IO portfolio investments include derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the condensed consolidated statements of operations. The Company has elected the fair value option for these investment securities which also measures unrealized gains and losses through earnings in the condensed consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

Investment Securities Available for Sale Held in Securitization Trust – On May 23, 2012, the Company’s subsidiary, RB Commercial Trust 2012-RS1 (the “2012-RS1 Trust”), completed a re-securitization of multi-family CMBS collateralized by multi-family mortgage loans. As part of the re-securitization transaction, the 2012 RS-1 Trust issued a Class A Senior Note and a Class B Note (collectively, the “2012-RS1 Notes”). The Notes are secured by multi-family CMBS contributed to the 2012-RS1Trust by the Company. The multi-family CMBS contributed to the 2012-RS1 Trust are comprised of the Company’s interest in first loss securities and certain IO’s issued by the FREMF 2011-K13 Mortgage Trust Multi-Family Mortgage Pass-Through Certificates 2011-K13 (the “K-13 Series”), the FREMF  2011-K15 Mortgage Trust Multi-Family Mortgage Pass-Through Certificates Series 2011-K15 (the “K-15 Series”), and the FREMF 2012-K18 Mortgage Trust Multi-Family Pass-Through Certificates, Series 2012-K18 (the “K-18 Series”). The Company’s investment securities available for sale held in securitization trust are comprised of the first loss tranche PO security and certain IOs issued by the K-13 Series and K-15 Series that are held in the 2012 RS1 Trust. We determined that we were the primary beneficiary of the K-18 Series and have consolidated the entire K-18 Series securitization and related debt, interest income and expense in our financial statements. Refer to “–Multi-Family Loans Held in Securitization.”

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

Estimation involves the consideration of various credit-related factors including but not limited to, macro-economic conditions, the current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's current economic condition and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the current value of the collateralizing property. We utilize various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consult with a realtor in the property's area.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in the COMM 2009-K3 Mortgage Trust (“K-3 Series”), the FREMF 2010-K6 Mortgage Trust, Multi-Family Mortgage Pass Through Certificates, Series 2010-K6 (the “K-6 Series”), and the K-18 Series (and together with the K-3 Series and the K-6 Series, the “Consolidated K-Series”).  Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly have consolidated these securitizations and their related debt, interest income and expense in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statement of operations.

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

Mortgage Loans Held for Investment – Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances, and are included in receivables and other assets.  Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in interest income. Loans are considered to be impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price.

Investment in Limited Partnership – The Company has an equity investment in a limited partnership and a limited liability company. In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses. Where the Company is not required to fund additional losses, the Company does not continue to record its proportionate share of the entity’s losses such that its investment balance would go below zero.

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

Receivables and Other Assets – Receivables and other assets include restricted cash held by third parties of $39.9 million which includes $27.0 million held in our Agency IO portfolio to be used for trading purposes and $12.7 million held by counterparties as collateral for hedging instruments at June 30, 2012. Also included is interest receivable on multi-family loans held in securitization trusts of $11.5 million.

Financing Arrangements, Portfolio Investments – Investment securities available for sale are typically financed with repurchase agreements, a form of collateralized borrowing which is secured by the securities on the balance sheet.  Such financings are recorded at their outstanding principal balance with any accrued interest due recorded as an accrued expense.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company has completed four securitizations since inception, the first three were accounted for as a permanent financing and the fourth was accounted for as a sale and accordingly, not included in the Company’s financial statements.

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the Consolidated K-Series and related debt, referred to as Multi-Family CDOs, in our financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

Securitized Debt – On May 23, 2012, the 2012-RS1 Trust, a subsidiary of the Company, completed a re-securitization of multi-family CMBS collateralized by multi-family mortgage loans. As part of the re-securitization transaction, the 2012-RS1 Trust issued the 2012-RS1 Notes, which are secured by the multi-family CMBS contributed to the 2012-RS1 Trust. The multi-family CMBS contributed to the 2012-RS1 Trust are comprised of the Company’s interest in the first loss tranche (PO securities) and certain IOs issued by the K-13 Series, K-15 Series and the K-18 Series.  The Company has consolidated the 2012-RS1 Trust on its financial statements beginning with the quarter ended June 30, 2012.

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

Based on the projected cash flows from the Company’s first loss principal only CMBS purchased at a discount to par value, a portion of the purchase discount is designated as non-accretable purchase discount or credit reserve, which partially mitigates the Company’s risk of loss on the mortgages collateralizing such CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the Plan for the six months ended June 30, 2012 and 2011.

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

HC and NYMF are TRSs and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

2.                Investment Securities Available For Sale

Investment securities available for sale consist of the following as of June 30, 2012 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$135,268	$2,952	$(10,007)	$128,213
Non-Agency RMBS	3,605	—	(733)	2,872
CLOs	11,697	15,104	—	26,801
Total	$150,570	$18,056	$(10,740)	$157,886

Included in investment securities available for sale as of June 30, 2012 are Agency IOs. Agency IOs are measured at fair value through earnings and consist of the following as of June 30, 2012 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
IOs included in Agency RMBS:
Federal National Mortgage Association (“Fannie Mae”)	$32,549	$643	$(4,775)	$28,417
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	24,043	108	(2,725)	21,426
Government National Mortgage Association (“Ginnie Mae”)	22,530	491	(2,495)	20,526
Total	$79,122	$1,242	$(9,995)	$70,369

Investment securities available for sale held in securitization trust consist of the following as of June 30, 2012 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$21,486	$476	$(496)	$21,466
Total	$21,486	$476	$(496)	$21,466

Investment securities available for sale consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS	$139,639	$2,327	$(9,509)	$132,457
CMBS	42,221	128	(1,164)	41,185
Non-Agency RMBS	5,156	—	(1,211)	3,945
CLO	10,262	12,493	—	22,755
Total	$197,278	$14,948	$(11,884)	$200,342

Included in investment securities available for sale as of December 31, 2011 are Agency IOs. Agency IOs are measured at fair value through earnings and consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Carrying Value
Interest only securities included in Agency RMBS:
Fannie Mae	$31,079	$490	$(3,908)	$27,661
Freddie Mac	19,477	142	(2,554)	17,065
Ginnie Mae	21,656	304	(3,004)	18,956
Total	$72,212	$936	$(9,466)	$63,682

During the three and six months ended June 30, 2012, the Company received total proceeds of $0 and approximately $1.2 million, respectively, realizing $0 and approximately $1.1 million, respectively, of losses from the sale of investment securities available for sale. During the three and six months ended June 30, 2011, the Company received total proceeds of approximately $4.3 million and $8.1 million, respectively, realizing approximately $2.5 million and $4.7 million, respectively, of profit before incentive fee to Harvest Capital Strategies LLC (“HCS”) from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2012 and December 31, 2011, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.82 and 5.24 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale at June 30, 2012 (dollar amounts in thousands):

June 30, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$64,954	$40,788	$22,471	$128,213
Non-Agency RMBS	2,872	—	—	2,872
CLO	26,801	—	—	26,801
Total	$94,627	$40,788	$22,471	$157,886

The following tables set forth the stated reset periods of our investment securities available for sale held in securitization trust at June 30, 2012 (dollar amounts in thousands):

June 30, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$—	$—	$21,466	$21,466
Total	$—	$—	$21,466	$21,466

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

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 (dollar amounts in thousands):

June 30, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$9,723	$12	$—	$—	$9,723	$12
Non-Agency RMBS	—	—	2,872	733	2,872	733
Total	$9,723	$12	$2,872	$733	$12,595	$745

The following tables present the Company's investment securities available for sale held in securitization trust in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 (dollar amounts in thousands):

June 30, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$15,128	$496	$—	$—	$15,128	$496
Total	$15,128	$496	$—	$—	$15,128	$496

The following table presents the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 (dollar amounts in thousands):

December 31, 2011	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$13,718	$43	$—	$—	$13,718	$43
CMBS	13,396	1,164	—	—	13,396	1,164
Non-Agency RMBS	—	—	3,944	1,211	3,944	1,211
Total	$27,114	$1,207	$3,944	$1,211	$31,058	$2,418

For the six months ended June 30, 2012, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary. For the year ended December 31, 2011, the Company recognized a $0.3 million other-than-temporary impairment through earnings relating to unrealized losses in investment securities.

3.               Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following at June 30 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans principal amount	$197,724	$208,934
Deferred origination costs – net	1,258	1,317
Reserve for loan losses	(2,604)	(3,331)
Total	$196,378	$206,920

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the six months ended June 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$3,331	$2,589
Provisions for loan losses	298	769
Transfer to real estate owned	(898)	(16)
Charge-offs	(127)	(445)
Balance at the end of period	$2,604	$2,897

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at June 30, 2012 was $2.6 million, representing 132 basis points of the outstanding principal balance of residential loans held in securitization trusts as of June 30, 2012, as compared to 159 basis points as of December 31, 2011. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively (dollar amounts in thousands):

	June 30, 2012	December 31, 2011
Balance at beginning of period	$454	$740
Write downs	(20)	(87)
Transfer from mortgage loans held in securitization trusts	1,570	698
Disposal	(542)	(897)
Balance at the end of period	$1,462	$454

Real estate owned held in residential securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of June 30, 2012 and December 31, 2011, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $7.2 million and $7.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of June 30, 2012, we had 31 delinquent loans with an aggregate principal amount outstanding of approximately $17.9 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $17.9 million in delinquent loans, $16.1 million, or 90%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of June 30, 2012 (dollar amounts in thousands):

June 30, 2012

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$706	0.35%
61-90	1	$843	0.42%
90+	28	$16,376	8.19%
Real estate owned through foreclosure	7	$2,266	1.13%

As of December 31, 2011, we had 38 delinquent loans with an aggregate principal amount outstanding of approximately $21.0 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $21.0 million in delinquent loans, $18.0 million, or 86%, were under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2011 (dollar amounts in thousands):

December 31, 2011

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$517	0.25%
61-90	1	$378	0.18%
90+	35	$20,138	9.61%
Real estate owned through foreclosure	3	$656	0.31%

4.                Multi-Family Loans Held in Securitization Trusts

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in the Company's statement of operations. We first consolidated the K-3 Series for the quarter ended March 31, 2012, while the K-6 and K-18 Series were first consolidated in our financial statements during the quarter ended June 30, 2012. Our investment in the K-3, K-6 and K-18 Series is limited to the first loss tranche PO securities and/or certain IOs issued by these securitizations with an aggregate carrying value of $86.8 million at June 30, 2012.

The condensed balance sheet of the Consolidated K-Series at June 30, 2012 is as follows (dollar amounts in thousands):

Assets	June 30, 2012
Multi-family loans held in securitization trusts	$3,854,884
Receivables	11,512
Total Assets	$3,866,396

Liabilities & Equity
Multi-family CDOs	$3,768,116
Accrued expenses	11,306
Total Liabilities	3,779,422
Equity	86,974
Total Liabilities & Equity	$3,866,396

The condensed statements of operations of the Consolidated K-Series for the three and six months ended June 30, 2012, respectively, is as follows (dollar amounts in thousands):

Statement of Operations	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest income	$18,804	$31,004
Interest expense	17,541	29,115
Net interest income	1,263	1,889
Unrealized gain on multi-family loans and debt held in securitization trusts	2,205	4,228
Net Income	$3,468	$6,117

5.                Use of Special Purpose Entities and Variable Interest Entities

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or re-securitizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms.  Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments.  Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

Re-securitization transaction

In May 2012, the Company entered into a re-securitization transaction that resulted in the Company consolidating as a VIE the SPE that was created to facilitate the transaction and to which the underlying assets in connection with the re-securitization were transferred.  On May 23, 2012, the Company completed a re-securitization of multi-family CMBS through the 2012-RS1 Trust.  The Company received net cash proceeds of approximately $26.0 million after deducting expenses associated with the re-securitization transaction.

As part of the re-securitization transaction, the 2012-RS1 Trust, a subsidiary of NYMT, issued a Class A Senior Note (the "Class A Note") with a coupon of 5.35% in the initial aggregate principal face amount of $35 million. The Class A Note was issued at a discount that provides for a bond equivalent yield of 9.50% to the purchaser. The Class A Note holder is entitled to receive all distributions of principal and interest from the multi-family CMBS pledged to secure the Class A Note until the Class A Note is fully retired, which is expected to occur by January 2022. NYMT will then receive all remaining cash flow, if any, through the Class B Note issued by the 2012-RS1 Trust and its retained ownership in the 2012-RS1 Trust. The transaction effectively represents a long term structured financing of the multi-family CMBS contributed to the 2012-RS1 Trust by NYMT. The Class A Note is not callable due to collateral valuation or performance.  There is no guarantee that the Company will receive any cash flow or its residual interest from the trust.

The 2012-RS1 Trust classified the multi-family CMBS issued by the K-13 Series and K-15 Series and held by the 2012-RS1 Trust as available for sale securities as the purpose is not to trade these securities.  Available for sale securities are reported at fair value and unrealized gains and losses are recognized in other comprehensive income, not in earnings.

The 2012-RS1 Trust consolidated the K-18 Series securitization and its related debt, interest income and expense in its financial statements. See “Multi-Family Loans Held in Securitization Trust” (footnote 1 above).  Based on a number of factors discussed below, the Company determined that it was the primary beneficiary of the K-18 Series and has consolidated the K-18 Series and related debt, interest income and expense in its financial statements. The Company has elected the fair value option on the assets and liabilities held within the K-18 Series, which requires that changes in valuations in the assets and liabilities of the K-18 Series be reflected in the Company’s condensed consolidated statement of operations.

The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its CMBS portfolio.  As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying CMBS transferred to the VIE.

The activities that can be performed by an entity created to facilitate a re-securitization transaction are predominantly specified in the entity’s formation documents.  Those documents do not permit the entity, any beneficial interest holder in the entity, or any other party associated with the entity to cause the entity to sell or replace the assets held by the entity, or to limit such ability to specific events of default.

The Company concluded that the entity created to facilitate this transaction, the 2012-RS1 Trust, is a VIE.  The Company then completed an analysis of whether the VIE should be consolidated by the Company, based on consideration of its involvement in the VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIE.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•         whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE;  and

•         whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the VIE met the criteria for consolidation and accordingly consolidated the VIE created to facilitate this re-securitization transaction.

As of June 30, 2012, the aggregate fair value of the multi-family CMBS that were re-securitized as described above was $46.0 million.  These assets are included in the Company’s condensed consolidated balance sheet and disclosed as “Investment securities available for sale, at fair value held in securitization trust” and “Multi-family loans held in securitization trusts” in the amount of $21.5 million and $3.9 billion, respectively.  As of June 30, 2012, the aggregate outstanding balance of the Class A Note issued by the 2012-RS1 Trust was $26.0 million.  The Class A Note is included in the Company’s condensed consolidated balance sheet and disclosed as “Securitized debt”.  The holders of the Class A Note have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the CMBS contributed to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to the VIE.

The Company has also determined that it has a variable interest in the K-3 Series, K-6 Series and K-18 Series for which it is the primary beneficiary and has a controlling financial interest and accordingly has consolidated the K-3, K-6 and K-18 Series and related debt, interest income and expense in our financial statements.

6.                Investment in Limited Partnership

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting. Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this VIE is $1.4 million and $8.5 million at June 30, 2012 and December 31, 2011, respectively. During the third and fourth quarters of 2010, HC invested, in exchange for limited partnership interests, $19.4 million in this limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans. The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

For the three and six months ended June 30, 2012, the Company recognized income from the investment in limited partnership of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2011, the Company recognized income from the investment in limited partnership of $0.4 million and $1.2 million, respectively. For the three and six months ended June 30, 2012, the Company received distributions from the investment in limited partnership of $4.0 million and $7.9 million, respectively. For the three and six months ended June 30, 2011, the Company received distributions from the investment in limited partnership of $2.1 million and $4.9 million, respectively.

The condensed balance sheets of the investment in limited partnership at June 30, 2012 and December 31, 2011, respectively, are as follows (dollar amounts in thousands):

Assets	June 30, 2012	December 31, 2011
Cash	$336	$1,154
Mortgage loans held for sale (net)	1,310	6,918
Other assets	49	661
Total Assets	$1,695	$8,733

Liabilities & Partners’ Equity
Other liabilities	$256	$206
Partners’ equity	1,439	8,527
Total Liabilities & Partners’ Equity	$1,695	$8,733

The condensed statements of operations of the investment in limited partnership for the three and six months ended June 30, 2012 and 2011, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations	2012	2011	2012	2011
Interest income	$76	$353	$294	$761
Realized gain	432	179	705	785
Total Income	508	532	999	1,546
Other expenses	(150)	(85)	(271)	(315)
Net Income	$358	$447	$728	$1,231

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

The following table presents the fair value of derivative instruments held in our Agency IO portfolio that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011
TBA securities	Derivative assets	$274,349	$207,891
Options on U.S. Treasury futures	Derivative assets	367	327
U.S. Treasury futures	Derivative liabilities	558	566
Eurodollar futures	Derivative liabilities	2,523	1,749

The tables below summarize the activity of derivative instruments not designated as hedges for the six months ended June 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Notional Amount For the Six Months Ended June 30, 2012
Derivatives Not Designated as Hedging Instruments	December 31, 2011	Additions	Settlement, Expiration or Exercise	June 30, 2012
TBA securities	$202,000	$1,328,000	$(1,269,000)	$261,000
U.S. Treasury futures	(92,800)	497,800	(538,800)	(133,800)
Short sales of Eurodollar futures	(2,422,000)	1,128,000	(1,361,000)	(2,655,000)
Options on U.S. Treasury futures	199,500	651,500	(676,500)	174,500

	Notional Amount For the Six Months Ended June 30, 2011
Derivatives Not Designated as Hedging Instruments	December 31, 2010	Additions	Settlement, Expiration or Exercise	June 30, 2011
TBA securities	$—	$44,000	$(30,000)	$14,000
U.S. Treasury futures	—	187,700	(172,100)	15,600
Short sales of Eurodollar futures	—	394,000	(3,140,000)	(2,746,000)
Options on U.S. Treasury futures	—	186,500	(98,500)	88,000

The TBAs in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the three and six months ended June 30, 2012, we recorded net realized gains of $5.0 million and $8.3 million, respectively, and net unrealized gains of $2.5 million and $0.2 million, respectively. For the three and six months ended June 30, 2011, we recorded net realized gains of $29,000 and $28,000, respectively. For the three and six months ended June 30, 2011, we recorded net unrealized gains of $33,000 and net unrealized losses of $33,000, respectively. At June 30, 2012, our condensed consolidated balance sheet includes TBA-related liabilities of $274.0 million included in payable for securities purchased. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

The Eurodollar futures in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three and six months ended June 30, 2012, we recorded net realized losses of $0.8 million and $0.8 million, respectively, and net unrealized gains of $0.3 million and net unrealized losses of $0.8 million, respectively, in our Eurodollar futures contracts. For each of the three and six months ended June 30, 2011, we recorded net realized losses of $0.2 million and net unrealized losses of $1.8 million in our Eurodollar futures contracts. The Eurodollar futures consist of 2,655 contracts with expiration dates ranging between September 2012 and September 2014.

The U.S. Treasury futures and options in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three and six months ended June 30, 2012, we recorded net realized losses of $4.6 million and $5.8 million, respectively, and unrealized losses of $1.2 million and unrealized gains of $0.1 million, respectively. For each of the three and six months ended June 30, 2011, we recorded net realized gains of $0.8 million and net unrealized losses of $0.1 million.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest Rate Swaps	Derivative liabilities	$132	$304

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
Derivatives Designated as Hedging Instruments	2012	2011
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(304)	$(1,087)
Unrealized gain on interest rate swaps	172	409
Balance at end of the period	$(132)	$(678)

The Company estimates that over the next 12 months, approximately $0.1 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three and six months ended June 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Rate Swaps:
Interest expense-investment securities	$64	$223	$192	$503

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	June 30, 2012		December 31, 2011
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$130	2.93%	$14,930	3.02%
Over 30 days to 3 months	240	2.93	260	2.93
Over 3 months to 6 months	440	2.93	380	2.93
Over 6 months to 12 months	8,380	2.93	810	2.93
Over 12 months to 24 months	—		8,380	2.93
Total	$9,190	2.93%	$24,760	2.99%

(1)	The Company enters into scheduled amortizing interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of June 30, 2012 and December 31, 2011. The Company had $12.7 million and $9.1 million of restricted cash related to margin posted for its agreements as of June 30, 2012 and December 31, 2011, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

8.                Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At June 30, 2012, the Company had repurchase agreements with an outstanding balance of $138.9 million and a weighted average interest rate of 1.79%. As of December 31, 2011, the Company had repurchase agreements with an outstanding balance of $112.7 million and a weighted average interest rate of 0.71%. At June 30, 2012 and December 31, 2011, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $131.4 million and $129.9 million, respectively. As of June 30, 2012, the average days to maturity for all repurchase agreements are 34 days.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of June 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	June 30, 2012	December 31, 2011
Cantor Fitzgerald, L.P.	$10,203	$9,225
Credit Suisse First Boston LLC	9,876	11,147
Jefferies & Company, Inc.	35,969	18,380
JPMorgan Chase & Co.	62,292	49,226
South Street Securities LLC	20,531	24,696
Total Financing Arrangements, Portfolio Investments	$138,871	$112,674

As of June 30, 2012, the outstanding balance under our repurchase agreements was funded at an advance rate of 78% that implies an average haircut of 22%. The weighted average “haircut” related to our repurchase agreement financing for our Agency ARMs, Agency IOs, CLOs and CMBS was approximately 6%, 25%, 35% and 53%, respectively, for a total weighted average “haircut” of 22%. The amount at risk for Credit Suisse First Boston LLC, South Street Securities LLC, Jefferies & Company, Inc., JPMorgan Chase & Co. and Cantor Fitzgerald, L.P. are $0.7 million, $1.0 million, $33.8 million, $4.5 million and $5.1 million, respectively.

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

As of June 30, 2012, the Company had $8.6 million in cash and $33.9 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $11.0 million of RMBS, of which $8.1 million are Agency RMBS. The $8.6 million of cash and the $11.0 million in RMBS (which, collectively, represents 14% of our financing arrangements, portfolio investments) are liquid and could be monetized to pay down or collateralize the liability immediately. There is also an additional $27.0 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements.

9.                Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of June 30, 2012 and December 31, 2011, the Company had Residential CDOs outstanding of $190.6 million and $199.8 million, respectively. As of June 30, 2012 and December 31, 2011, the current weighted average interest rate on these CDOs was 0.69% and 0.68%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $197.7 million and $208.9 million at June 30, 2012 and December 31, 2011, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of June 30, 2012 and December 31, 2011, had a net investment in the residential securitization trusts of $7.2 million and $7.6 million, respectively.

10.              Multi-Family Collateralized Debt Obligations

The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series and are recorded as liabilities on the Company’s balance sheet, are secured by multi-family mortgage loans pledged as collateral, which are recorded as assets of the Company. As of June 30, 2012, the current weighted average interest rate on these CDOs was 5.10%. The Multi-Family CDOs are collateralized by multi-family mortgage loans with a principal balance of $3.5 billion at June 30, 2012. The Company had a net investment in the Consolidated K-Series of $86.8 million.

11.              Securitized Debt

On May 23, 2012, the 2012-RS1 Trust, a subsidiary of the Company, completed a re-securitization of multi-family CMBS collateralized by multi-family mortgage loans. As part of the re-securitization transaction, the 2012-RS1 Trust issued the 2012-RS1 Notes, which are secured by the multi-family CMBS contributed to the 2012-RS1 Trust. The multi-family CMBS contributed to the 2012-RS1 Trust are comprised of the Company’s interest in the first loss tranche (PO securities) and certain IOs issued by the K-13 Series, K-15 Series and the K-18 Series.  We determined that we were the primary beneficiary of the K-18 Series and accordingly have consolidated the K-18 Series and related debt, interest income and expense in our financial statements with our other consolidated K-3 Series and K-6 Series, however, the K-18 Series is held in a re-securitization.

The 2012-RS1 Trust issued a Class A Senior Note (the "Note") with a coupon of 5.35% in the initial aggregate principal face amount of $35 million. The Note was issued at a discount that provides for a bond equivalent yield of 9.50% to the purchaser. The Note holder will be entitled to receive all distributions of principal and interest from the Multifamily CMBS pledged to secure the Note until the Note is fully retired, which is expected to occur by January 2022. NYMT will then receive all remaining cash flow, if any, through its retained ownership in the 2012-RS1 Trust. The transaction effectively represents a long term structured financing of the Multifamily CMBS contributed to the 2012-RS1 Trust by NYMT. The Note is not callable due to collateral valuation or performance. There is no guarantee that the Company will receive any cash flow or its residual interest in the trust. As of June 30, 2012, the Company had securitized debt outstanding of $26.0 million.

12.              Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation. As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debentures and liabilities related to lease facilities not sold, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation. Assets and liabilities related to the discontinued operation are $3.1 million and $0.4 million, respectively, at June 30, 2012, and $4.0 million and $0.5 million, respectively, at December 31, 2011, and are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the three and six months ended June 30, 2012 and 2011, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$40	$57	$77	$101
Expenses	(2)	48	44	97
Income from discontinued operations – net of tax	$42	$9	$33	$4

13.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the six months ended June 30, 2012. At June 30, 2012, the Company had a reserve of approximately $0.3 million.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2012, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

14.              Concentrations of Credit Risk

At June 30, 2012 and December 31, 2011, there were geographic concentrations of credit risk exceeding 5% of the total loan balances as follows:

	June 30,	December 31,
Residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts:	2012	2011
New York	37.8%	37.5%
Massachusetts	25.4%	24.6%
New Jersey	9.3%	9.2%
Florida	5.1%	5.7%
Connecticut	4.8%	5.1%

	June 30,	December 31,
CMBS investments and multi-family loans held in securitization trusts:	2012	2011
Texas	12.9%	14.3%
California	11.8%	9.3%
New York	6.4%	7.2%
Georgia	4.8%	6.7%
Washington	5.2%	6.3%
Florida	5.7%	5.5%

15.              Fair Value of Financial Instruments

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

b.
Investment Securities Available for Sale Held in Securitization Trust (CMBS)– As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 6.0% to 16.7%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

c.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 3.1% to 6.8%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

d.
Investment Securities Available for Sale (CLO) – The fair value of the CLO notes was based on quoted prices provided by dealers who make markets in similar financial instruments.  The Company classifies these securities as Level 2 fair values.

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

g.
Multi-Family CDOs – The fair value of Multi-Family CDOs is based on contractual cash payments and yields expected by market participants. We also obtain quoted market prices provided by dealers who make markets in similar securities.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$128,213	$—	$128,213
Non-Agency RMBS	—	2,872	—	2,872
CLO	—	26,801	—	26,801
Investment securities available for sale held in securitization trust:
CMBS	—	—	21,466	21,466
Multi-family loans held in securitization trusts	—	—	3,854,884	3,854,884
Derivative assets:
TBA securities	—	274,349	—	274,349
Options on U.S. Treasury futures	—	367	—	367
Total	$—	$432,602	$3,876,350	$4,308,952

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$3,768,116	$3,768,116
Derivative liabilities:
Interest rate swaps	—	132	—	132
U.S. Treasury futures	558	—	—	558
Eurodollar futures	2,523	—	—	2,523
Total	$3,081	$132	$3,768,116	$3,771,329

	Measured at Fair Value on a Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$132,457	$—	$132,457
CMBS	—	—	41,185	41,185
Non-Agency RMBS	—	3,945	—	3,945
CLO	—	22,755	—	22,755
Derivative assets:
TBA securities	—	207,891	—	207,891
Options on U.S. Treasury futures	—	327	—	327
Total	$—	$367,375	$41,185	$408,560

Liabilities carried at fair value:
Derivative liabilities:
Interest rate swaps	$—	$304	$—	$304
U.S. Treasury futures	566	—	—	566
Eurodollar futures	1,749	—	—	1,749
Total	$2,315	$304	$—	$2,619

The following table details changes in valuation for the Level 3 assets for the six months ended June 30, 2012 and 2011, respectively (amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$41,185	$—
Total gains (realized/unrealized)
Included in earnings (1)	55,541	—
Included in other comprehensive income	1,015	—
Purchases	2,668,983	—
Paydowns	(8,417)	—
Transfers (2)	1,118,043	—
Balance at the end of period	$3,876,350	$—

(1) – Amounts included in interest income and unrealized gain.
(2) – Based on a number of factors, we determined that we were the primary beneficiary of the K-3 Series as of January 4, 2012 and have consolidated the K-3 Series and related debt, interest income and expense in our financial statements.

The following table details changes in valuation for the Level 3 liabilities for the six months ended June 30, 2012 and 2011, respectively (amounts in thousands):

Level 3 Liabilities:

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$—	$—
Total gains (realized/unrealized)
Included in earnings (1)	48,791	—
Included in other comprehensive income	—	—
Purchases	2,609,851	—
Paydowns	(8,417)	—
Transfers (2)	1,117,891	—
Balance at the end of period	$3,768,116	$—

(1) – Amounts included in interest expense and unrealized gain.
(2) – Based on a number of factors, we determined that we were the primary beneficiary of the K-3 Series as of January 4, 2012 and have consolidated the K-3 Series and related debt, interest income and expense in our financial statements.

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

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2012
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$1,791	$1,791
Mortgage loans held for sale – included in discontinued operations (net)	—	—	2,843	2,843
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	3,902	3,902
Real estate owned held in residential securitization trusts	—	—	1,462	1,462

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$5,118	$5,118
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,780	3,780
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,518	6,518
Real estate owned held in residential securitization trusts	—	—	454	454

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2012 and 2011, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Residential mortgage loans held in securitization trusts – impaired loans (net)	$(89)	$(393)	$(299)	$(798)
Real estate owned held in residential securitization trusts	30	—	10	—

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2012 December 31, 2011, respectively, (dollar amounts in thousands):

		June 30, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$8,621	$8,621	$16,586	$16,586
Investment securities available for sale	Level 2	157,886	157,886	200,342	200,342
Investment securities available for sale, at fair value held in securitization trust	Level 3	21,466	21,466	—	—
Residential mortgage loans held in securitization trusts (net)	Level 3	196,378	171,941	206,920	182,976
Multi-family loans held in securitization trusts	Level 3	3,854,884	3,854,884	—	—
Derivative assets	Level 2	274,716	274,716	208,218	208,218
Assets related to discontinued operation-mortgage loans held for sale (net)	Level 3	2,843	2,843	3,780	3,780
Mortgage loans held for investment	Level 3	1,791	1,791	5,118	5,118
Receivable for securities sold	Level 1	—	—	1,133	1,133

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$138,871	$138,871	$112,674	$112,674
Residential collateralized debt obligations	Level 3	190,637	160,613	199,762	171,187
Multi-family collateralized debt obligations	Level 3	3,768,116	3,768,116	—	—
Securitized debt	Level 3	26,044	26,044	—	—
Derivative liabilities	Level 1 and 2	3,213	3,213	2,619	2,619
Payable for securities purchased	Level 1	273,981	273,981	228,300	228,300
Subordinated debentures	Level 3	45,000	32,799	45,000	26,318

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

c.	Receivable for securities sold – Estimated fair value approximates the carrying value of such assets.

d.	Financing arrangements, portfolio investments – The fair value of these financing arrangements approximates cost as they are short term in nature and generally mature in 30 days.

e.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

f.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

g.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

h.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

16.              Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 17,369,374 and 13,938,273 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, with 0 shares issued and outstanding. Of the common stock authorized at June 30, 2012 and December 31, 2011, 1,100,371 shares and 1,154,992 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. The Company issued 3,431,101 and 33,219 shares of common stock during the six months ended June 30, 2012 and 2011, respectively.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2011 and ended June 30, 2012:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2012	June 15, 2012	June 25, 2012	July 25, 2012	$0.27
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	0.25
Fourth Quarter 2011	December 15, 2011	December 27, 2011	January 25, 2012	0.35	(1)
Third Quarter 2011	September 20, 2011	September 30, 2011	October 25, 2011	0.25
Second Quarter 2011	May 31, 2011	June 10, 2011	June 27, 2011	0.22
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	0.18

(1)	Includes a $0.10 per share special dividend.

On May 25, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 3,162,500 shares of our common stock (including 412,500 shares issuable pursuant to an over-allotment option) at a public offering price of $6.65 per share. On May 31, 2012, we closed on the issuance of 3,162,500 to the underwriter, resulting in total net proceeds to us of $20.0 million after deducting the underwriting discount and offering expenses payable by us.

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the three and six months ended June 30, 2012 and 2011.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income – Basic	$5,137	$4,169	$10,976	$6,683
Net income from continuing operations	5,095	4,160	10,943	6,679
Net income from discontinued operations (net of tax)	42	9	33	4
Net income – Dilutive	5,137	4,169	10,976	6,683
Net income from continuing operations	5,095	4,160	10,943	6,679
Net income from discontinued operations (net of tax)	$42	$9	$33	$4
Denominator:
Weighted average basic shares outstanding	15,262	9,447	14,630	9,440
Weighted average dilutive shares outstanding	15,262	9,447	14,630	9,440
EPS:
Basic EPS	$0.34	$0.44	$0.75	$0.71
Basic EPS from continuing operations	0.34	0.44	0.75	0.71
Basic EPS from discontinued operations (net of tax)	—	—	—	—
Dilutive EPS	$0.34	$0.44	$0.75	$0.71
Dilutive EPS from continuing operations	0.34	0.44	0.75	0.71
Dilutive EPS from discontinued operations (net of tax)	—	—	—	—

17.              Related Party Transactions

Management Agreements

On April 5, 2011, RBCM entered into a management agreement with RiverBanc, pursuant to which RiverBanc provides investment management services to RBCM. Under the terms of RiverBanc’s operating agreement, we may acquire up to 17.5% of the limited liability company interests of RiverBanc, upon satisfying certain funding thresholds. As of June 30, 2012, we owned 10.0% of the outstanding limited liability company interests of RiverBanc. For the three and six months ended June 30, 2012, RBCM paid approximately $172,000 and $293,000, respectively, in fees to RiverBanc.

Pursuant to the terms of an advisory agreement with HCS, which was terminated on December 31, 2011, the Company will continue to pay incentive compensation to HCS with respect to all assets of the Company that were, as of the effective termination date, managed pursuant to the advisory agreement (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by the Company or mature. For the three and six months ended June 30, 2012, HCS earned incentive compensation of $0.2 million and $0.4 million, respectively. As of June 30, 2012, approximately $30.1 million of the Company’s assets constitute Incentive Tail Assets.

18.              Income Taxes

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

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2008. HC is presently undergoing an IRS examination for the taxable years ended December 31, 2010 and 2009.

During the six months ended June 30, 2012, the Company’s two TRSs recorded approximately $467,000 of income tax expense. The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

19.              Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan.  At June 30, 2012, there are 31,580 shares of unvested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company are offered the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

During the three and six months ended June 30, 2012, the Company recognized non-cash compensation expense of $20,000 and $32,000, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock for the six months ended June 30, 2012 and 2011, respectively, are presented below:

	2012		2011
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	14,084	$7.10	28,999	$5.43
Granted	22,191	6.36	14,084	7.10
Forfeited	—	—	—	—
Vested	(4,695)	7.10	—	—
Non-vested shares as of June 30	31,580	$6.58	43,083	$5.98
Weighted-average fair value of restricted stock granted during the period	22,191	$6.36	14,084	$7.10

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2012 and 2011, the Company had unrecognized compensation expense of $0.2 million and $0.1 million, respectively, related to the non-vested shares of restricted common stock. The unrecognized compensation expense at June 30, 2012 is expected to be recognized over a weighted average period of 2.4 years. The total fair value of restricted shares vested during the six months ended June 30, 2012 and 2011 was $33,000 and $0, respectively. The requisite service period for restricted shares at issuance is three years.

20.              Subsequent Events

On July 17, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 5,175,000 shares of our common stock (including the 675,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.70 per share. On July 17, 2012, we closed on the issuance of 5,175,000 shares of common stock to the underwriter (including the 675,000 over-allotment option shares), resulting in total net proceeds of $33.1 million after deducting the underwriting discount and estimated offering expenses payable by us.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; and “CLO” refers to collateralized loan obligations.

General

We are an internally managed real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments sourced from distressed markets in recent years as well as certain credit sensitive assets such as CMBS backed by commercial mortgage loans on multi-family properties (“multi-family CMBS”) that create the potential for capital gains, as well as more traditional types of mortgage-related investments, such as Agency RMBS consisting of adjustable-rate and hybrid adjustable-rate RMBS, which we sometimes refer to as Agency ARMs, and Agency RMBS comprised of IOs, which we sometimes refer to as Agency IOs, that generate interest income.

Since 2009, we have endeavored to build a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to delivering stable cash flows over various economic cycles. In 2011, we refined our investment strategy from one focused on a broad range of alternative assets sourced by Harvest Capital Strategies LLC, or HCS, pursuant to an advisory agreement, to an investment strategy focused on residential and multi-family loans and securities. In connection with this focus, we entered into separate investment management agreements with The Midway Group, L.P. (“Midway”) and RiverBanc, LLC (“RiverBanc”) to provide investment management services with respect to certain of our investment strategies, including our investments in Agency IOs and multi-family CMBS. With our investment focus having moved away from the alternative assets sourced by HCS, our Board of Directors determined to terminate the advisory agreement with HCS on December 30, 2011, resulting in a one-time charge of approximately $2.2 million, substantially all of which was recorded in the fourth quarter of 2011.

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

Key Second Quarter 2012 and Subsequent Developments

Completion of Multi-Family CMBS Re-Securitization Transaction

On May 23, 2012, a subsidiary of our company, RB Commercial Trust 2012-RS1, or the 2012-RS1 Trust, completed a re-securitization of multi-family CMBS, which we sometimes refer to in this report as the re-securitization transaction. We received net cash proceeds of approximately $26.0 million after deducting expenses associated with the transaction.

As part of the securitization transaction, the 2012-RS1 Trust issued a Class A Senior Note, or Class A Note, and a Class B Note, which we collectively refer to as the 2012-RS1 Notes. The Class A Note was sold to an institutional investor with a coupon of 5.35% in the initial aggregate principal face amount of $35.0 million.  The Class A Note was issued at a discount that provides for a bond equivalent yield of 9.5% to the purchaser.  The Class A Note holder is entitled to receive all distributions of principal and interest from the multi-family CMBS pledged to secure the 2012-RS1 Notes until the Class A Note is fully repaid, which is expected to occur by January 2022.  After the Class A Note is fully repaid, as the holder of the Class B Note and the ownership certificates of the 2012-RS1 Trust, we will receive all remaining cash flow, if any,  from the 2012-RS1 Trust. The 2012-RS1 Notes are not callable due to collateral valuation or performance.

The 2012-RS1 Notes are secured by the multi-family CMBS contributed to the 2012-RS1 Trust by us, each of which represents an interest one of three pools that hold fixed rate, balloon (including mortgage loans that require no amortization prior to their stated maturity dates), nonrecourse mortgage loans, secured by first liens on multi-family properties. These multi-family CMBS are comprised of our interest in the first loss tranche (which are PO securities) and certain IO securities issued by certain Freddie Mac-sponsored multi-family loan securitizations, and are collateralized in aggregate by 247 mortgage loans on 251 multifamily properties located throughout the continental United States. As of June 30, 2012, we estimate that the market value of the multi-family CMBS contributed to the 2012-RS1 Trust was approximately $46.0 million.

Payment of the Class A Note is an obligation of the 2012-RS1 Trust and not an obligation of our company. At any time on or after May 25, 2017, as the holder of the Class B Note, we may redeem the Class A Note. For financial reporting purposes, we have consolidated the 2012-RS1 Trust on our financial statements beginning with the quarter ended June 30, 2012.

Investments in Multi-Family CMBS

During the second quarter of 2012, we invested an aggregate of approximately $59.1 million in multi-family CMBS issued by certain Freddie Mac-sponsored multi-family loan securitizations. The securities purchased include the first loss tranche (which are PO securities) as well as certain IO securities issued by these multi-family loan securitizations. We used short-term indebtedness and substantially all of the net proceeds from the re-securitization transaction and our May 2012 public offering of common stock to fund our purchase of these assets. Similar to the balance of the multi-family CMBS in our investment portfolio, payments of principal and interest on these securities are not guaranteed by Freddie Mac.

Public Offerings of Common Stock and Equity Distribution Program

On May 31, 2012, we closed on the issuance and sale of 3,162,500 shares of our common stock pursuant to an underwritten public offering, including 412,500 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price to the public of $6.65 per share and received net proceeds of approximately $20.0 million after deducting the underwriting discount and offering expenses payable by us.

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC. In accordance with the terms of the equity distribution agreement, we may offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $25.0 million. As of June 30, 2012, we had sold no shares of common stock under the equity distribution agreement.

On July 17, 2012, we closed on the issuance and sale of 5,175,000 shares of our common stock pursuant to an underwritten public offering, including 675,000 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price to the public of $6.70 per share and received net proceeds of approximately $33.1 million after deducting the underwriting discount and estimated offering expenses payable by us.

Second Quarter 2012 Common Stock Dividend

On June 15, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share on shares of our common stock for the quarter ended June 30, 2012. The dividend was paid on July 25, 2012 to our common stockholders of record as of June 25, 2012.

Subsequent Events

Multi-Family CMBS Investment

During the quarter ending September 30, 2012, we expect to purchase certain securities issued by a multi-family loan securitization.  We expect to finance the purchase with proceeds from working capital and/or available short-term or longer-term structured financing.  The acquisition of this multi-family CMBS is pending.  As a result, there can be no assurance that we will complete the purchase during the expected period, if at all.

Current Market Conditions and Commentary

General. The first quarter of 2012 produced signs of a moderately growing U.S. economy and a sharper than expected drop in unemployment, declining to 8.2% in March; however, recent data suggests that economic and employment growth have decelerated during the second quarter of 2012 with GDP growing only 1.5% during the quarter and the unemployment rate rising modestly to 8.3%.  In a statement released on August 1, 2012 following its two-day meeting, the Federal Reserve commented that it expects economic growth to remain moderate over coming quarters and then to pick up very gradually.  The Federal Reserve also cautioned that strains in global financial markets continue to pose significant downside risks to the economic outlook for the U.S. Recent data continues to suggest that long-term inflation and wage pressure expectations remain low and the U.S. housing market, while showing some signs of improving, remains depressed. In its August 1, 2012 statement, the Federal Reserve reiterated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal Funds Rate at least through late 2014.  While announcing no new policy action in its August 1, 2012 statement, the Federal Reserve did acknowledge that it intends to "closely monitor incoming information on economic and financial developments and will provide additional accomodation as needed to promote a stronger economic recovery and sustained improvement in labor market conditions in a context of price stability." This environment has fostered continued strong demand for Agency RMBS backed by ARMs and fixed-rate mortgages while also helping to keep the costs of financing and hedging at or near historical lows.

Continued difficulties in European financial markets and a significantly decelerating trend in GDP in Europe have served as a drag on the U.S. and global economies and continue to generate significant fluctuations in credit and financial markets.  Although the European Central Bank president has indicated that the ECB is designing and may implement appropriate modalities to address the severe malfunctioning in pricing processes in the bond markets of European countries,  the timing and ultimate effectiveness of any such programs remains uncertain and unlikely to settle the credit and financing market until material details have been disclosed.  As a result, we anticipate further credit and financial market volatility during the third quarter of 2012.

Multi-family Housing.  Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market.  As a result, pricing on new issuances of multi-family CMBS has increased and is expected to continue to increase in the near future.  In recent months, the GSEs have continued to fund large numbers of new loans on multi-family properties.  We believe this is due, in part, to low levels of new construction and increased demand from former homeowners, which has driven stronger rental income growth across the country. In turn, these two factors have led to recent valuation recovery for multi-family properties and negligible delinquencies on new multi-family loans originated by Freddie Mac and Fannie Mae.

Recent Government Actions. Many political and economic analysts believe that there is little likelihood of any significant legislation being passed by the U.S. Congress prior to the 2012 presidential election, including meaningful deficit reduction legislation. In recent years, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have, however, taken numerous actions to stabilize or improve market and economic conditions in the U.S. or to assist homeowners and may in the future take additional significant actions that may impact our portfolio and our business. A description of recent government actions that we believe are most relevant to our operations and business is included below:

•
On September 21, 2011, the U.S. Federal Reserve announced the maturity extension program, or “operation twist,” pursuant to which the U.S. Federal Reserve would sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. In June 2012, and reiterated again on August 1, 2012, the Federal Reserve announced it was increasing the size of this program by $267 billion and extending it through the end of 2012.  This program is intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, the action has created downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the Federal Reserve hopes will provide additional stimulus to support economic recovery.   While longer-term interest rates have fallen significantly since operations twist was implemented, its ability to stimulate economic recovery remains uncertain.

•
On October 24, 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to be made to HARP. Among those changes to HARP, which as modified, we refer to as HARP II, are (1) the reduction or elimination in certain cases, of many risk based fees charged to borrowers when refinancing, (2) the expansion of the previous 125% loan-to-value ceiling to allow all underwater borrowers (those borrowers who owe more on their mortgages than the value of their homes) to participate in the program, regardless of the size of their loan versus the value of their home and (3) the removal of certain representations and warranties made on behalf of lenders for loans owned or guaranteed by Fannie Mae or Freddie Mac, among other changes. The provisions of HARP II are only available to borrowers with loans originated prior to June 1, 2009 that are owned or guaranteed by Fannie Mae or Freddie Mac. Aside from the expansion of HARP as described above, borrowers attempting to utilize the provisions of HARP II are subject to the restrictions originally put in place for HARP I. Although it is not yet possible to gauge the ultimate success of HARP II, the FHFA’s actions present the opportunity for many borrowers, who previously could not, to take advantage of the ability to refinance their mortgages into lower interest rates, possibly resulting in higher prepayment speeds in the future. This could negatively impact our Agency RMBS, particularly the performance of our Agency IOs.

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

Credit Spreads. Over the past few years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities). However, during the last six months of 2011, the credit markets experienced significant spread widening due to a series of factors, including concerns related to a possible global economic slowdown, the European sovereign debt crisis and continued concern with respect to certain U.S. domestic economic policies. During the six months ended June 30, 2012, credit spreads in the residential and commercial markets experienced fluctuations due, in part, to growing concerns regarding the European debt crisis and expected recession and growing concerns regarding the U.S. Government’s ability to address the “fiscal cliff.” Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IO’s are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Financing markets and liquidity. The availability of repurchase agreement financing for our Agency RMBS portfolio remains stable with interest rates between 0.40% and 0.70% for 30-90 day repurchase agreements for Agency ARM RMBS. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.25% at June 29, 2012, marking a decrease of approximately 5 basis points from December 30, 2011. Longer term interest rates also decreased during the six months ended June 30, 2012, with the 10-year U.S. Treasury Rate decreasing by 22 basis points to 1.65% at June 30, 2012.  We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves. However, given the global economic headwinds and expected modest economic growth, we believe that interest rates, and thus our short-term financing costs, are likely to remain at very low levels until such time as the economic data begin to confirm an acceleration of overall economic recovery.  These lower interest rates may contribute to higher prepayment experience for our portfolio while the conditions persist.

While the financing markets for Agency RMBS remain favorable, financing and liquidity for commercial real estate securities remains uneven at best, although it has shown recent signs of improving. For example, short term financing for our multi-family CMBS assets has included interest rates of approximately 7.8%. In addition, we have recently begun to see more longer term financing opportunities present themselves, such as the re-securitization transaction we completed in May 2012.  See “Recent Developments.”

Prepayment rates. As a result of various government initiatives, particularly HARP II, and relatively low intermediate and longer-term treasury yields, rates on conforming mortgages have repeatedly established new historical lows during the first half of 2012. The result has been a noticeable upward trend in prepayment rates over the past seven months, as indicated in the table set forth under the caption “- Results of Operations – Prepayment Experience.”

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 and “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein. The Company elected the fair value option for its Agency IO strategy and the Consolidated K-Series, which measures unrealized gains and losses through earnings in the condensed consolidated statements of operations.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of June 30, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series represents three separate multi-family mortgage loan securitizations undertaken by Freddie Mac, of which we own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were variable interest entities (“VIEs”) and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, interest income and interest expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations.

Summary of Operations

For the three months ended June 30, 2012, the Company reported net income attributable to common stockholders of $5.1 million as compared to $4.2 million for the three months ended June 30, 2011. The $0.9 million increase in net income attributable to common stockholders for the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011, was due primarily to: a $0.5 million increase in net interest margin on the Company’s investment portfolio and loans held in securitization trusts; a net increase of $3.1 million in unrealized gains; a $0.3 million decrease in provision for loan loss for the residential loans held in securitization trusts and a $0.8 million decrease in general, administrative and other expenses; partially offset by a $3.7 million decrease in net realized gain on securities and related hedges and a $0.1 million decrease in income from investment in limited partnership.

The increase in net interest margin for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily due to an increase in average earning assets of approximately $67.7 million, which was mainly driven by the Company’s investments in multi-family CMBS. Net interest spread decreased by approximately 70 basis points for the quarter ended June 30, 2012 as compared to the same period the previous year.  The decrease was due in large part to an increase in CPRs in certain of our Agency ARM and Agency IO securities.

The $3.1 million increase in net unrealized gains and losses is due primarily to a $2.2 million net unrealized gain related to our multi-family loans and debt held in securitization trusts in the current period as compared to a net unrealized loss of $0.7 million related to our Agency IO portfolio for the period ended June 30, 2011.

Finally, the $3.7 million decrease in net realized gain on securities and related hedges is primarily due to the realized gains from the sale of certain CLOs during the three months ended June 30, 2011. The Company did not sell any CLOs during the three months ended June 30, 2012.

Book value per common share as of June 30, 2012 was $6.51, representing an increase of $0.02 per common share from March 31, 2012 and $0.39 per common share from the Company’s book value at December 31, 2011.  The book value included net unrealized gains of $0.92 per common share, which is presented as accumulated other comprehensive income.

Financial Condition

As of June 30, 2012, we had approximately $4.6 billion of total assets, as compared to approximately $682.7 million of total assets as of December 31, 2011. The increase is primarily due to the consolidation of multi-family loans held in securitization trusts on our balance sheet, which represents the assets comprising the Consolidated K-Series. See "Multi-Family Loan Consolidation Reporting Requirement for certain Multi-Family K-Series Securitizations."

Investment Allocation

The following tables set forth our allocated equity by investment type at June 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

At June 30, 2012:

	Agency ARMs	Agency IOs	Multi- Family CMBS (1)	Residential Securitized Loans	Other (2)	Total

Carrying value	$57,844	$70,369	$3,876,350	$196,378	$35,837	$4,236,778
Liabilities:
Callable (3)	(50,299)	(62,292)	(19,800)	-	(6,480)	(138,871)
Non callable	-	-	(3,794,160)	(190,637)	(45,000)	(4,029,797)
Hedges (Net) (4)	88	10,143	-	-	-	10,231
Cash	-	27,028	-	-	8,621	35,649
Other	-	1,056	84	1,462	(3,601)	(999)

Net equity allocated	$7,633	$46,304	$62,474	$7,203	$(10,623)	$112,991

(1)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements.  A reconciliation to our financial statements as of June 30, 2012 follows:

Multi-Family loans held in securitization trusts, at fair value	$3,854,884
Multi-Family CDOs, at fair value	(3,768,116)
Net equity	86,768
CMBS, at fair value (available for sale)	21,466
Total CMBS, at fair value	108,234
Securitized debt	(26,044)
Repurchase agreements	(19,800)
Other	84
Net Equity in Multi-Family CMBS	$62,474

(2)
Other includes $26.8 million in CLOs, $1.8 million in loans held for investment, $2.9 million in non-Agency RMBS and $1.5 million in investment in limited partnership. Other callable liabilities include a $6.5 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

(3)	Includes repurchase agreements.
(4)	Includes derivative assets, receivable for securities sold, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

At December 31, 2011:

	Agency ARMs	Agency IOs	Multi- Family CMBS	Residential Securitized Loans	Other (1)	Total

Carrying value	$68,776	$63,681	$41,185	$206,920	$44,301	$424,863
Liabilities:
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

Balance Sheet Analysis

Investment Securities Available for Sale.  At June 30, 2012, our securities portfolio includes Agency RMBS, including Agency ARM pass-through certificates and Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At June 30, 2012, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The reduction in investment securities available for sale as of June 30, 2012 as compared to December 31, 2011 is primarily a result of the transfer of securities. The following tables set forth the balances of our investment securities available for sale as of June 30, 2012 and December 31, 2011, respectively:

Balances of Our Investment Securities Available for Sale (dollar amounts in thousands):

June 30, 2012	Par Value	Carrying Value	% of Total
Agency RMBS:
IOs	$485,613	$70,369	44.6%
ARMs	54,238	57,844	36.6%
Non-Agency RMBS	4,333	2,872	1.8%
Collateralized Loan Obligations	35,550	26,801	17.0%
Total	$579,734	$157,886	100.0%

December 31, 2011	Par Value	Carrying Value	% of Total
Agency RMBS:
IOs	$537,032	$63,681	31.8%
ARMs	65,112	68,776	34.3%
CMBS:
IOs	850,821	6,258	3.1%
POs	138,386	34,927	17.5%
Non-Agency RMBS	6,079	3,945	1.9%
Collateralized Loan Obligations	35,550	22,755	11.4%
Total	$1,632,980	$200,342	100.0%

Investment Securities Available for Sale Held in Securitization Trust.  At June 30, 2012, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trust, which are multi-family CMBS contributed to the re-securitization transaction.  The following table sets forth the balances of our investment securities available for sale held in securitization trust as of June 30, 2012:

Balances of Our Investment Securities Available for Sale Held in Securitization Trust (dollar amounts in thousands):

June 30, 2012	Par Value	Carrying Value	% of Total
CMBS:
POs	$63,873	$15,128	70.5%
IOs	847,692	6,338	29.5%
Total	$911,565	$21,466	100.0%

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of June 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	As of June 30, 2012			As of December 31, 2011
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal

$0 - $500	28	8/2015 - 4/2019	$12,328	20	8/2015 – 11/2018	$8,583
$500 - $2,000	136	12/2012 - 6/2019	182,113	103	12/2012 – 12/2018	147,598
$2,000 - $5,000	77	3/2013 - 9/2019	223,061	84	4/2013 – 9/2019	250,010
$5,000 - $10,000	4	2/2013 - 7/2017	22,272	6	2/2013 – 3/2016	35,623
Total	245		$439,774	213		$441,814

June 30, 2012

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	24	$54,376	12.4%
Retail Store	17	33,920	7.6%
Chemicals, Plastics and Rubber	18	33,084	7.4%
Diversified/Conglomerate Service	20	29,805	6.7%
Electronics	15	28,199	6.4%
Telecommunications	12	25,875	5.9%
Leisure, Amusement, Motion Pictures & Entertainment	11	23,138	5.3%
Beverage, Food & Tobacco	12	22,215	5.1%
Hotels, Motels, Inns and Gaming	7	20,527	4.7%
Personal & Non-Durable Consumer Products	9	17,118	3.9%
Aerospace & Defense	10	16,982	3.8%
Utilities	7	14,360	3.3%
Personal, Food & Misc Services	11	11,581	2.6%
Diversified/Conglomerate Mfg	8	10,367	2.4%
Banking	5	9,931	2.3%
Containers, Packaging and Glass	6	9,143	2.1%
Automobile	7	9,102	2.1%
Broadcasting & Entertainment	5	7,781	1.7%
Finance	5	7,188	1.6%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	6,528	1.5%
Buildings and Real Estate	2	5,827	1.3%
Personal Transportation	3	5,681	1.3%
Printing & Publishing	2	5,667	1.3%
Textiles & Leather	5	5,586	1.3%
Grocery	3	4,893	1.1%
Insurance	2	4,783	1.1%
Ecological	4	3,928	0.9%
Farming & Agriculture	2	3,790	0.9%
Cargo Transport	2	2,481	0.6%
Oil & Gas	3	1,990	0.5%
Diversified Natural Resources, Precious Metals and Minerals	1	1,568	0.4%
Mining, Steel, Iron and Non-Precious Metals	1	1,365	0.3%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	498	0.1%
Personal and Non-Durable Consumer Products (mfg only)	1	497	0.1%
	245	$439,774	100.0%

December 31, 2011

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	24	$61,543	13.9%
Retail Store	14	35,704	8.1%
Electronics	13	31,721	7.2%
Telecommunications	13	27,638	6.3%
Chemicals, Plastics and Rubber	12	25,336	5.7%
Diversified/Conglomerate Service	15	22,320	5.1%
Beverage, Food & Tobacco	10	20,274	4.6%
Leisure, Amusement, Motion Pictures & Entertainment	8	18,904	4.3%
Personal & Non-Durable Consumer Products	8	18,203	4.1%
Aerospace & Defense	10	17,254	3.9%
Utilities	5	16,723	3.8%
Hotels, Motels, Inns and Gaming	5	15,914	3.6%
Personal, Food & Misc. Services	12	14,598	3.3%
Containers, Packaging and Glass	7	14,493	3.3%
Finance	8	11,471	2.6%
Printing & Publishing	4	11,404	2.6%
Automobile	7	9,829	2.2%
Diversified/Conglomerate Mfg.	6	9,643	2.2%
Banking	3	8,777	2.0%
Broadcasting & Entertainment	3	6,293	1.4%
Mining, Steel, Iron and Non-Precious Metals	3	6,242	1.4%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	6,029	1.4%
Textiles & Leather	5	5,281	1.2%
Personal Transportation	2	4,969	1.1%
Grocery	3	4,911	1.1%
Buildings and Real Estate	2	4,887	1.1%
Insurance	2	4,352	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1	2,227	0.5%
Ecological	2	1,984	0.4%
Farming & Agriculture	1	1,900	0.4%
Cargo Transport	1	990	0.2%
	213	$441,814	100.0%

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized. We have completed four securitizations; three were completed in 2005 and were classified as financings and one, New York Mortgage Trust 2006-1, qualified as a sale, which resulted in the recording of residual assets and mortgage servicing rights.

At June 30, 2012, residential mortgage loans held in securitization trusts totaled approximately $196.4 million, or 4.3% of our total assets. The Company has an aggregate net equity investment of approximately $7.2 million in the three securitization trusts at June 30, 2012. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.7% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at June 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	# of Loans	Par Value	Coupon	Carrying Value
June 30, 2012	491	$197,724	3.05%	$196,378
December 31, 2011	512	$208,934	2.82%	$206,920

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of June 30, 2012 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$440	$2,950	$48
Current Coupon Rate	3.05%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	274	282	241
Average Months to Reset	3	11	1
Original Average FICO Score	728	818	593
Original Average LTV	70.47%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	3.0%	1.69%
Six Month LIBOR	72.6%	2.40%
One Year LIBOR	16.3%	2.26%
One Year Constant Maturity Treasury	8.1%	2.65%
Total	100.0%	2.38%

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

The following tables detail activity for the residential mortgage loans held in securitization trusts (net) for the six months ended June 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2012	$208,934	$1,317	$(3,331)	$206,920
Principal repayments	(8,743)	—	—	(8,743)
Provision for loan loss	—	—	(298)	(298)
Transfer to real estate owned	(2,467)	—	898	(1,569)
Charge-Offs	—	—	127	127
Amortization for premium	—	(59)	—	(59)
Balance, June 30, 2012	$197,724	$1,258	$(2,604)	$196,378

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2011	$229,323	$1,451	$(2,589)	$228,185
Principal repayments	(10,659)	—	—	(10,659)
Provision for loan loss	—	—	(769)	(769)
Transfer to real estate owned	(234)	—	16	(218)
Charge-Offs	175	—	445	620
Amortization for premium	—	(74)	—	(74)
Balance, June 30, 2011	$218,605	$1,377	$(2,897)	$217,085

The following table details loan summary information for our residential mortgage loans held in securitization trusts at June 30, 2012 (dollar amounts in thousands):

Description			Interest Rate			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	14	3.38	2.38	3.00	12/01/34	11/01/35	360	NA	$1,858	$1,016	$-
FAMILY	<= $250	71	4.88	2.38	3.11	09/01/32	12/01/35	360	NA	15,736	13,176	865
	<= $500	82	4.13	2.38	3.08	07/01/33	01/01/36	360	NA	31,573	28,735	4,689
	<=$1,000	32	3.88	1.50	3.01	08/01/33	12/01/35	360	NA	25,728	23,882	756
	>$1,000	19	3.50	3.00	3.13	01/01/35	11/01/35	360	NA	33,857	33,913	9,048
	Summary	218	4.88	1.50	3.08	09/01/32	01/01/36	360	NA	$108,752	$100,722	$15,358
2-4	<= $100	2	4.00	3.00	3.50	02/01/35	07/01/35	360	NA	$212	$161	$75
FAMILY	<= $250	6	4.00	2.88	3.33	12/01/34	07/01/35	360	NA	1,283	1,083	-
	<= $500	15	7.25	2.13	3.23	09/01/34	01/01/36	360	NA	5,554	5,075	254
	<=$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	>$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	Summary	23	7.25	2.13	3.28	09/01/34	01/01/36	360	NA	$7,049	$6,319	$329
Condo	<= $100	15	3.88	2.88	3.18	12/01/34	12/01/35	360	NA	$2,157	$1,008	$-
	<= $250	71	3.88	1.50	3.09	02/01/34	01/01/36	360	NA	14,281	12,292	466
	<= $500	56	4.13	2.38	3.03	09/01/32	12/01/35	360	NA	20,005	17,960	-
	<=$1,000	15	4.00	1.63	2.93	08/01/33	09/01/35	360	NA	11,749	10,940	-
	> $1,000	8	3.25	2.88	3.05	03/01/35	09/01/35	360	NA	12,544	12,534	-
	Summary	165	4.13	1.50	3.06	09/01/32	01/01/36	360	NA	$60,736	$54,734	$466
CO-OP	<= $100	4	3.13	2.38	2.88	10/01/34	08/01/35	360	NA	$443	$290	$-
	<= $250	14	3.63	2.50	3.05	10/01/34	12/01/35	360	NA	2,907	2,444	212
	<= $500	18	3.25	1.38	3.05	08/01/34	12/01/35	360	NA	7,933	6,573	262
	<=$1,000	11	3.25	2.88	3.01	12/01/34	10/01/35	360	NA	8,563	8,298	-
	> $1,000	4	3.00	2.25	2.78	11/01/34	12/01/35	360	NA	5,659	5,178	-
	Summary	51	3.63	1.38	2.97	08/01/34	12/01/35	360	NA	$25,505	$22,783	$474
PUD	<= $100	1	3.00	3.00	3.00	07/01/35	07/01/35	360	NA	$100	$88	$-
	<= $250	17	3.50	2.38	3.00	08/01/32	12/01/35	360	NA	3,785	3,461	-
	<= $500	9	3.00	2.88	2.99	08/01/32	12/01/35	360	NA	3,305	3,054	455
	<=$1,000	4	3.25	3.00	3.17	05/01/34	07/01/35	360	NA	2,832	2,572	843
	> $1,000	3	3.13	2.91	3.01	04/01/34	12/01/35	360	NA	4,148	3,991	-
	Summary	34	3.50	2.38	3.02	08/01/32	12/01/35	360	NA	$14,170	$13,166	$1,298
Summary	<= $100	36	4.00	2.38	3.09	10/01/34	12/01/35	360	NA	$4,770	$2,563	$75
	<= $250	179	4.88	1.50	3.10	08/01/32	01/01/36	360	NA	37,992	32,456	1,543
	<= $500	180	7.25	1.38	3.08	08/01/32	01/01/36	360	NA	68,370	61,442	5,661
	<=$1,000	62	4.00	1.50	3.00	08/01/33	12/01/35	360	NA	48,872	45,692	1,599
	> $1,000	34	3.50	2.25	3.06	04/01/34	12/01/35	360	NA	56,208	55,616	9,048
	Grand Total	491	7.25	1.38	3.05	08/01/32	01/01/36	360	NA	$216,212	$197,724	$17,925

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

Multi-Family Loans Held in Securitization Trusts. As of June 30, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series represents three separate multi-family mortgage loan securitizations undertaken by Freddie Mac, of which we own the first loss PO and certain IOs. We determined that the Consolidated K-Series were variable interest entities (“VIEs”) and that we are the primary beneficiary of the Consolidated K-Series. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, interest income and interest expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations. As of June 30, 2012, the Consolidated K-Series was comprised of $3.9 billion in multi-family loans held in securitization trust and $3.8 billion in multi-family collateralized debt obligations (“CDOs”).  In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the three and six months ended June 30, 2012 included $18.8 million and $31.0 million in interest income and $17.5 million and $29.1 million in interest expense, respectively. Also, we recognized a $2.2 million and $4.2 million unrealized gain in the statement of operations for the three and six months ended June 30, 2012, respectively, as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our maximum exposure to loss from the Consolidated K-Series is its carrying value of $86.8 million as of June 30, 2012.

Multi-Family CMBS Loan Characteristics

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of June 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands, except as noted):

June 30, 2012	December 31, 2011
Current balance of loans	$5,861,140	$3,457,297
Number of loans	377	234
Weighted average original LTV	69.0%	68.0%
Weighted average underwritten debt service coverage ratio	1.42	x	1.52	x
Current average loan size	$15,547	$14,775
Weighted average original loan term (in months)	118	117
Weighted average current remaining term (in months)	97	101
Weighted average loan rate	5.15%	5.25%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
Texas	12.9%	14.3%
California	11.8%	9.3%
New York	6.4%	7.2%
Georgia	4.8%	6.7%
Washington	5.2%	6.3%
Florida	5.7%	5.5%

Equity Investment in Limited Partnership. The following tables detail loan summary information for the loans held in the limited partnership in which we have an equity interest as of June 30, 2012 and December 31, 2011, respectively, which is accounted for under the equity method (dollar amounts in thousands):

Loan Summary	June 30, 2012
Number of Loans	9
Aggregate Current Loan Balance	$1,299
Average Current Loan Balance	$144
Weighted Average Original Term (Months)	348
Weighted Average Remaining Term (Months)	271
Weighted Average Gross Coupon (%)	6.69%
Weighted Average Original Loan-to-Value of Loan (%)	80.39%
Average Cost-to-Principal of Asset at Funding (%)	78.74%
Fixed Rate Mortgages (%)	32.85%
Adjustable Rate Mortgages (%)	67.15%
First Lien Mortgages (%)	100.00%

Loan Summary	December 31, 2011
Number of Loans	64
Aggregate Current Loan Balance	$9,654
Average Current Loan Balance	$151
Weighted Average Original Term (Months)	375
Weighted Average Remaining Term (Months)	311
Weighted Average Gross Coupon (%)	7.02%
Weighted Average Original Loan-to-Value of Loan (%)	85.69%
Average Cost-to-Principal of Asset at Funding (%)	70.81%
Fixed Rate Mortgages (%)	55.55%
Adjustable Rate Mortgages (%)	44.45%
First Lien Mortgages (%)	100.00%

Financing Arrangements, Portfolio Investments. As of June 30, 2012, we had approximately $138.9 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less. As of June 30, 2012, the current weighted average borrowing rate on these financing facilities was 1.79%. For the three months ended June 30, 2012, the ending balance, quarterly average and maximum balance at any month-end for our repurchase agreement borrowings were $138.9 million, $125.1 million and $138.9 million, respectively.

Residential Collateralized Debt Obligations. As of June 30, 2012, we had $190.6 million of residential collateralized debt obligations, or Residential CDOs, outstanding with a weighted average interest rate of 0.69%.

Multi-Family Collateralized Debt Obligations. As of June 30, 2012, we had $3.8 billion of multi-family collateralized debt obligations, or Multi-Family CDOs, outstanding with a weighted average interest rate of 5.10%. These Multi-Family CDO’s are obligations of the Consolidated K-Series.  We determined that we are the primary beneficiary of the Consolidated K-Series and have consolidated the Consolidated K-Series into our financial statements.

Securitized Debt. As of June 30, 2012, we had $26.0 million of securitized debt.    This securitized debt represents the notes issued in the multi-family CMBS re-securitization transaction, which is securitized by the multi-family CMBS contributed to the 2012 RS1 Trust.

Subordinated Debentures. As of June 30, 2012, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.30%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At June 30, 2012, the Company had $9.2 million of notional amount of interest rate swaps outstanding with a fair market liability value of $0.1 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

The Company uses To-Be-Announced securities, or TBAs, U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk, as well as spread risk associated with its investments in Agency IOs. For example, we may utilize TBAs to hedge the interest rate or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable. Because we have not designated these forward commitments associated with our Agency IOs as hedging instruments, realized and unrealized gains and losses associated with these TBAs, U.S. Treasury securities and U.S. Treasury futures and options are recognized through earnings in the condensed consolidated statements of operations.

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

Derivative financial instruments may contain credit risk to the extent that the institutional counterparties may be unable to meet the terms of the agreements. We minimize this risk by limiting our counterparties to major financial institutions with good credit ratings. In addition, we regularly monitor the potential risk of loss with any one party resulting from this type of credit risk. Accordingly, we do not expect any material losses as a result of default by other parties, but we cannot guarantee that we will not experience counterparty failures in the future.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at June 30, 2012 was $113.0 million and included $15.9 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $16.0 million in unrealized gains primarily related to our CLOs and $0.1 million in unrealized derivative losses related to cash flow hedges. Stockholders’ equity at December 31, 2011 was $85.3 million and included $11.3 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2011 consisted of $12.8 million in unrealized gains primarily related to our CLOs, $1.2 million in unrealized losses related to our CMBS and $0.3 million in unrealized derivative losses related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the three and six months ended June 30, 2012, respectively (amounts in thousands, except per share):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$91,956	14,175	$6.49	$85,278	13,938	$6.12
Stock issuance, net	20,286	3,194	0.00	20,344	3,431	0.00
Balance after share issuance activity	112,242	17,369	6.46	105,622	17,369	6.08
Dividends declared	(4,690)		(0.27)	(8,234)		(0.47)
Net change AOCI:(2)
Hedges	61		0.00	172		0.01
RMBS	464		0.03	828		0.05
CMBS	119		0.01	1,015		0.06
CLOs	(342)		(0.02)	2,612		0.15
Net income excluding unrealized gains and losses on Agency IOs and related hedges and multi-family loans and debt held in securitization trusts	2,761		0.16	7,449		0.43
Unrealized net gains (losses) on Agency IOs and related hedges	171		0.01	(701)		(0.04)
Unrealized gains on multi-family loans and debt held in securitization trusts	2,205		0.13	4,228		0.24
Ending Balance	$112,991	17,369	$6.51	$112,991	17,369	$6.51

(1)	Outstanding shares used to calculate book value per share for the quarter ended period is based on outstanding shares as of June 30, 2012 of 17,369,374.
(2)	Accumulated other comprehensive income (“AOCI”).

Results of Operations

Comparison of the Quarter and Six Months Ended June 30, 2012 to the Quarter and Six Months Ended June 30, 2011

For the three and six months ended June 30, 2012, we reported net income attributable to common stockholders of $5.1 million and $11.0 million, as compared to net income attributable to common stockholders of $4.2 million and $6.7 million, respectively, for the same periods in 2011. The main components of the change in net income for the three and six months ended June 30, 2012 as compared to the same periods for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Net interest income	$5,841	$5,301	10.2%	$12,048	$7,811	54.2%
Total other income	$2,232	$2,696	(17.2)%	$4,592	$4,998	(8.1)%
Total general, administrative and other expenses	$2,659	$3,454	(23.0)%	$5,327	$5,747	(7.3)%
Income from continuing operations before income taxes	$5,414	$4,543	19.2%	$11,313	$7,062	60.2%
Income tax expense	$467	$363	28.7%	$467	$363	28.7%
Income from continuing operations	$4,947	$4,180	18.3%	$10,846	$6,699	61.9%
Income from discontinued operation – net of tax	$42	$9	366.7%	$33	$4	725.0%
Net income	$4,989	$4,189	19.1%	$10,879	$6,703	62.3%
Net (loss) income attributable to noncontrolling interest	$(148)	$20	(840.0)%	$(97)	$20	(585.0)%
Net income attributable to common stockholders	$5,137	$4,169	23.2%	$10,976	$6,683	64.2%
Basic income per common share	$0.34	$0.44	(22.7)%	$0.75	$0.71	5.6%
Diluted income per common share	$0.34	$0.44	(22.7)%	$0.75	$0.71	5.6%

The $1.0 million increase in net income attributable to common stockholders for the quarter ended June 30, 3012, as compared to the same period in the previous year, was due primarily to a $2.2 million increase in unrealized gains on multi-family loans and debt held in securitization trusts, a $0.9 million increase in net unrealized gains on investment securities and related hedges, a $0.8 million decrease in general, administrative and other expenses, a $0.5 million increase in net interest margin on our investment portfolio and loans held in securitization trusts, a $0.3 million decrease in provision for loan losses, partially offset by a $3.7 million decrease in net realized gains on securities and related hedges and a $0.1 million decrease in income from investment in limited partnership.

The $4.3 million increase in net income attributable to common stockholders for the six months ended June 30, 2012, as compared to the same period in the previous year, was due primarily to a $4.2 million in increase in net interest margin on our investment portfolio and loans held in securitization trusts, a $4.2 million increase in unrealized gains on multi-family loans and debt held in securitization trusts, a $0.7 million decrease in provision for loan losses, a $0.4 million decrease in general, administrative and other expenses, partially offset by a $4.8 million decrease in net realized gains on securities and related hedges, and a $0.6 million decrease in income from investment in limited partnership.

The $2.2 million and $4.2 million increase in unrealized gains on multi-family loans and debt held in securitization trusts for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, reflects the changes in valuations of the assets and liabilities of the Consolidated K-Series. As discussed above, unrealized gains and losses for these assets are reflected in the statement of operations. The valuation for the Consolidated K-Series’ assets and liabilities benefitted during the 2012 first and second quarters from tightening credit spreads. The $3.7 million and $4.8 million decrease in net realized gain on securities and related hedges for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, is primarily due to the realized gains from the sale of CLOs during the 2011 first and second quarters. The Company did not sell any CLOs during the 2012 first and second quarters.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
General, Administrative and Other Expenses:	2012	2011	% Change		2012	2011	% Change
Salaries, benefits and directors’ compensation	$598	$454	31.7%		$1,106	$912	21.3%
Professional fees	464	429	8.2%		907	765	18.6%
Management fees	1,020	2,095	(51.3	) %	2,215	3,135	(29.3)%
Other	577	476	(21.2	) %	1,099	935	17.5%
Total	$2,659	$3,454	(23.0	) %	$5,327	$5,747	(7.3)%

The general, administrative and other expenses decrease of $0.8 million for the three months ended June 30, 2012, as compared to the same period in 2011, was due primarily to a $1.1 million decrease in management fees, offset by a $0.1 million increase in salaries, benefits and directors’ compensation, and a $0.1 million increase in other expenses. The decrease in management fees is due to payment of incentive fees on the sale of CLO’s in the prior period and the termination of the JMP management agreement.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency and non-Agency RMBS, CMBS (including CMBS held in securitization trusts, prime ARM loans held in securitization trusts, loans held for investment, loans held for sale and CLOs (our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other (expense) income in our statement of operations and therefore not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions) (1)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
June 30, 2012 (2)	$409.4	7.28%	1.33%	5.95%
March 31, 2012 (2)	$396.4	7.59%	1.01%	6.58%
December 31, 2011	$372.9	7.17%	0.97%	6.20%
September 30, 2011	$369.8	8.04%	0.89%	7.15%
June 30, 2011	$341.7	7.59%	0.94%	6.65%
March 31, 2011	$310.2	4.76%	1.08%	3.68%
December 31, 2010	$318.0	4.98%	1.45%	3.53%
September 30, 2010	$343.5	5.29%	1.66%	3.63%

(1)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.

(2)	Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than the securities represented by the Consolidated K-Series owned by us.

(3)
Our Weighted Average Cash Yield on Interest Earning Assets was calculated by dividing our annualized interest income from Interest Earning Assets for the quarter by our average Interest Earning Assets for the quarter.

(4)
Our Cost of Funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments and Residential CDOs for the quarter.

(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Interest Earning Assets and our Cost of Funds.

Prepayment Experience. The constant prepayment rate (“CPR”) on our overall portfolio of RMBS and residential loans held in securitization trusts  averaged approximately 16.6% during the quarter ended June 30, 2012, as compared to 16.6% during the quarter ended March 31, 2012. CPRs on our overall RMBS portfolio for the quarter ended June 30, 2012 averaged approximately 20.0%, as compared to 19.4% for the quarter ended March 31, 2012.  The CPRs on our residential mortgage loans held in our securitization trusts for the quarter ended June 30, 2012 averaged approximately 7.4%, as compared to 8.1% for the quarter ended March 31, 2012. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

The following table sets forth the constant prepayment rates for selected asset classes, by quarter:

Quarter Ended	Agency ARMs	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
June 30, 2012	24.8%	19.4%	15.2%	7.4%	16.6%
March 31, 2012	18.1%	19.6%	13.3%	8.1%	16.6%
December 31, 2011	16.9%	19.5%	12.6%	5.2%	15.8%
September 30, 2011	16.6%	10.1%	14.7%	10.2%	10.8%
June 30, 2011	19.3%	8.0%	11.2%	8.4%	8.8%
March 31, 2011	16.5%	10.4%	20.8%	7.0%	9.6%
December 31, 2010	22.6%	N/A	18.4%	11.5%	13.8%
September 30, 2010	33.8%	N/A	15.5%	18.7%	21.1%

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

HARP II Eligible Agency RMBS (Collateralized by loans originated prior to June 2009)

	Weighted Average Coupon (“WAC”) of Underlying Loans
	< 4.0%	< 4.5%	< 5.0%	< 5.5%	> 5.5%
Agency ARMs	$19,558	—	—	—	$11,629
Agency IOs	—	—	—	$6,479	$5,721

Based on current interest rate conditions, the Company does not believe its securities backed by loans with WAC’s less than 4.0% are at risk to the HARP II program as the borrower has minimal rate incentive to refinance. In addition, the Agency ARMs with coupons greater than 5.5% have an average coupon reset period of seven months. Based on current interest rates, we project that the new coupon would be approximately 3.4% upon reset, thus reducing the borrower’s incentive to refinance.

Non-GAAP Financial Measure

In addition to disclosing financial results calculated in accordance with United States generally accepted accounting principles (GAAP), we also present a non-GAAP financial measure that adjusts for certain items. The non-GAAP financial measure, net income excluding unrealized gains and losses associated with Agency IO investments and the Consolidated K-Series, set forth below is provided to enhance the user’s overall understanding of our financial performance. Specifically, management believes the non-GAAP financial measure provides useful information to investors by excluding or adjusting certain items affecting reported operating results that were unusual or not indicative of our core operating results. The non-GAAP financial measure presented by the Company should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Moreover, the non-GAAP financial measure may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measure included in this filing has been reconciled to the nearest GAAP measure which is net income attributable to common stockholders.

Net Income Excluding Unrealized Gains and Losses Associated with Agency IO Investments and Consolidated K-Series

A reconciliation between net income excluding unrealized gains and losses related to our investments in Agency IOs and related hedges and multi-family loans and debt held in securitization trusts, and GAAP net income attributable to common stockholders for the three and six months ended June 30, 2012 and 2011, respectively, is presented below (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended June 30, 2012		For the Three Months Ended June 30, 2011		For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011
	Amounts	Per Share	Amounts	Per Share	Amounts	Per Share	Amounts	Per Share

Net Income Attributable to Common Stockholders - GAAP	$5,137	$0.34	$4,169	$0.44	$10,976	$0.75	$6,683	$0.71
Adjustments:
Unrealized net (gains) losses on investment securities and related hedges associated with Agency IO investments	(171)	(0.01)	695	0.07	701	0.04	735	0.08
Unrealized gains on multi-family loans and debt held in securitization trusts	(2,205)	(0.15)	—	—	(4,228)	(0.28)	—	—
Net income attributable to common stockholders excluding unrealized gains and losses	$2,761	$0.18	$4,864	$0.51	$7,449	$0.51	$7,418	$0.79

Portfolio Asset Yields for the Quarter Ended June 30, 2012

The following table summarizes the Company’s significant assets at and for the quarter ended June 30, 2012, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
Agency RMBS	$57,844	3.54%	1.54%	24.8%
Agency IOs	$70,369	5.81%	14.17%	19.4%
CMBS (2)	$108,234	0.08%	13.42%	N/A
Residential Securitized Loans	$196,378	2.95%	2.87%	7.4%
CLOs	$26,801	4.41%	40.09%	N/A

(1)	Coupons, yields and CPRs are based on second quarter 2012 weighted average balances. Yields are calculated on amortized cost basis.
(2)	CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are owned by the Company and do not include the consolidated balances as discussed above.

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments, while the principal only multi-family CMBS we invest in are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically eight to ten years. In addition, depending on market conditions, the sale of investment securities, structured financings or capital market transactions may provide additional liquidity. However, our intention is to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

During the six months ended June 30, 2012, we used net cash of $8.0 million, as a result of $66.3 million used in investing activities, which was offset by $45.2 million provided by financing activities and $13.1 million of cash provided by operating activities. Our investing activities primarily included $81.0 million of purchases of investments held in multi-family securitization trusts, $17.4 million of purchases of investment securities, $14.2 million in transfers to restricted cash, offset by $17.6 million of principal repayments received on mortgage loans held in securitization trusts, $12.6 million in principal paydowns on investment securities available for sale, $7.7 million in proceeds from investment in limited partnership, $3.8 million of net receipts on other derivative instruments settled, and $3.3 million in proceeds from mortgage loans held for investment. Our financing activities included proceeds from financing arrangements of $26.2 million, proceeds from securitized debt of $26.0 million, stock issuance of $20.2 million, partially offset by $17.6 million in payments made on CDO’s and dividends paid of $8.4 million.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, prior to their redemption in 2010, our convertible preferred debentures. At June 30, 2012, we had cash and cash equivalents balances of $8.6 million. The reduction in cash and cash equivalents from $16.6 million at December 31, 2011 reflects the use of additional capital in 2012 to acquire our targeted assets.  Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on repurchase agreements and securitized debt to finance the mortgage-backed securities and CLOs in our investment portfolio. As of June 30, 2012, we have outstanding repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the repurchase agreement. The maximum exposure to loss with respect to our repurchase agreements at June 30, 2012 is approximately $45.1 million.

At June 30, 2012, the Company had short term or repurchase agreement borrowings  of $138.9 million as compared to $112.7 million as of December 31, 2011. In addition to our excess cash, the Company has $26.4 million in unencumbered securities, including $11.0 million of RMBS, of which $8.1 million are Agency RMBS, to meet margin calls, if necessary. There is $27.0 million in restricted cash available to meet additional margin calls as it relates to the repurchase agreements secured by our Agency IOs. At June 30, 2012, we also had long-term debt, including Residential CDOs outstanding of $190.6 million, multi-family CDOs outstanding of $3.8 billion which represent obligations of the Consolidated K-Series, subordinated debt of $45.0 million and securitized debt of $26.0 million. The securitized debt represents the proceeds to us from the re-securitization transaction.  See “Key Second Quarter 2012 and Subsequent Developments” above.  As market conditions and balance sheet conditions permit, we expect to pursue in the future transactions similar in structure and form to the re-securitization transaction.  The CDOs are collateralized by the residential and multi-family loans held in securitization trusts, respectively. Our maximum exposure to loss on our Residential and Multi-Family CDOs at June 30, 2012 is $7.2 million and $86.8 million, respectively.

Our leverage ratio for our investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 1.2 to 1 at June 30, 2012. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions. Currently, the Company targets an 8 to 1 maximum leverage ratio for Agency ARMs, a 2 to 1 maximum leverage ratio for Agency IOs and a maximum ratio of 3 to 1 for all other securities. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

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

We also use TBAs to hedge interest rate risk and spread risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margin arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) on our balance sheet, amounting to $274.0 million at June 30, 2012.

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

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “―Liquidity―Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. During the six months ended June 30, 2012, we closed on the issuance and sale of 3,162,500 shares of our common stock pursuant to an underwritten public offering, including 412,500 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price to the public of $6.65 per share and received net proceeds of approximately $20.0 million after deducting the underwriting discount and offering expenses payable by us. The underwritten public offering closed on May 31, 2012. We used the net proceeds to fund a portion of the purchase price for the first loss tranche (which are PO securities) and certain IO securities issued by a Freddie Mac-sponsored multi-family loan securitization.

We also may generate liquidity through the sale of shares of our common stock pursuant to an equity distribution agreement. On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock  from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of June 30, 2012, we had yet to issue any shares under the equity distribution agreement.

Liquidity — Management Agreements

We have investment management agreements with RiverBanc and Midway, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See " - Results of Operations - Comparison of the Quarter Ended June 30, 2012 to Quarter Ended June 30, 2011 - Comparative Expenses" for more information regarding the management fees paid during the quarter ended June 30, 2012.  In addition, pursuant to the terms of our former advisory relationship with HCS, we also may pay incentive compensation to HCS with respect to all assets of our company that were managed by HCS (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On June 15, 2012, we declared a 2012 second quarter cash dividend of $0.27 per common share, an increase of $0.02 per share compared to the common dividend paid for the 2012 first quarter. The dividend was paid on July 25, 2012 to common stockholders of record as of June 25, 2012. The dividend was paid out of our working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 6% of the amount borrowed (in the case of Agency ARM collateral) to up to 53% (in the case of CMBS collateral). While our repurchase agreement financing results in us recording a liability to the counterparty in our condensed consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

Several large European banks have experienced and continue to experience financial difficulty, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have entered into repurchase agreements with Credit Suisse First Boston LLC (a subsidiary of Credit Suisse Group AG, which is domiciled in Switzerland) in the amount of $9.9 million at June 30, 2012 with a net exposure of $0.7 million. We have outstanding interest rate swap agreements with Barclays Bank PLC (domiciled in the United Kingdom) as a counterparty in the amount of $9.2 million notional with a net exposure of $0.1 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. Any counterparty defaults could result in a material adverse effect on our operating results.

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

For example, we hold RMBS, some of which may have interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest assets. Thus, it is likely that our floating rate borrowings, such as our repurchase agreements, may react to interest rates before our RMBS because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the RMBS. In addition, the interest rates on our Agency ARMs backed by hybrid ARMs may be limited to a “periodic cap,” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on RMBS. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS, as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay more slowly than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income.

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, caps, Eurodollar and other futures, options and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing of those assets such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, are less than one year. In addition, we utilize TBAs to mitigate the risks on our long Agency RMBS positions associated with our investments in Agency IOs.

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

Based on the results of the model, instantaneous changes in interest rates would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of June 30, 2012 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$7,825
+100	$6,310
-100	$(12,550)

Interest rate changes may also impact our net book value as our financial assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets, other than IOs, decreases, and conversely, as interest rates decrease, the value of such investments will increase. The value of an IO will likely be negatively affected in a declining interest rate environment due to the risk of increasing prepayment rates because the IOs’ value is wholly contingent on the underlying mortgage loans having an outstanding balance. In general, we expect that, over time, decreases in value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on securities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

Our principal sources of liquidity are the repurchase agreements on our mortgage-backed securities, the CDOs we have issued to finance our loans held in securitization trusts, trust preferred securities, the principal and interest payments from our assets and cash proceeds from the issuance of equity or debt securities (as market and other conditions permit). We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

As it relates to our investment portfolio, derivative financial instruments we use to hedge interest rate risk subject us to “margin call” risk. If the value of our pledged assets decrease due to a change in interest rates, credit characteristics, or other pricing factors, we may be required to post additional cash or asset collateral, or reduce the amount we are able to “borrow” against the collateral. For example, under our interest rate swaps, typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we are paying on an interest rate swap, we may be required to post cash margin.

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

In an environment of increasing prepayment speeds, the timing difference between the actual cash receipt of principal paydowns and the announcement of the principal paydown may result in additional margin requirements from our repurchase agreement counterparties.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets, such as non-Agency RMBS, CMBS, and CLOs, due to borrower defaults. Our portfolio of residential mortgage loans held in securitization trusts as of June 30, 2012 consisted of approximately $197.7 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated in 2005 by one of our subsidiaries prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.5%, and average borrower FICO score of approximately 728. In addition, approximately 65.0% of these loans were originated with full income and asset verification. While we feel that the quality of our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of June 30, 2012, the Company owns $86.7 million of first loss CMBS comprised of POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 25.7% of current par. The overall return of these securities will be dependent on the performance of the underlying loans and accordingly, management has taken an appropriate credit reserve when determining the amount of discount to accrete into income over time. In addition, we owned approximately $2.9 million of non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 83.2% of current par value. Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS. As of June 30, 2012, we own approximately $26.8 million of notes issued by a CLO at a discounted purchase price equal to 32.9% of par. The securities are backed by a portfolio of middle market corporate loans.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of June 30, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of June 30, 2012, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(15,945)	4.15 years
+100	$(6,137)	2.76 years
Base	—	2.14 years
-100	$(3,351)	0.68 years

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

During the six months ended June 30, 2012, we determined that certain securitization trusts that issued certain of our multi-family CMBS or securitized debt were variable interest entities, or VIEs, of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within those securitization trusts. As a result, we are required to consolidate the underlying multi-family loan or securities, as applicable, related debt, interest income and interest expense of those securitization trusts in our financial statements, although our actual investments in these securitization trusts generally represent a small percentage of the total assets of the trusts. Prior to the six months ended June 30, 2012, we historically accounted for the multi-family CMBS in our investment portfolio through accumulated other comprehensive income, pursuant to which unrealized gains and losses on those multi-family CMBS are reflected as an adjustment to stockholders’ equity. However, the fair value option requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary, such as the Consolidated K-Series, be reflected through our earnings. As we acquire additional multi-family CMBS assets in the future that are similar in structure and form to the Consolidated K-Series’ assets or re-securitize investment securities owned by us, we may be required to consolidate the assets and liabilities of the issuing or re-securitization trust and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders' equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

We invest in CMBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks.

We currently own and intend to continue to purchase principal only multi-family CMBS that represent the first loss tranche of a multi-family mortgage loan securitization. These first loss principal only securities are subject to the first risk of loss if any losses are realized on the underlying mortgage loans in the securitization. We also own and intend to continue to purchase interest only securities issued by multi-family mortgage loan securitizations. However, these interest only CMBS typically only receive payments of interest to the extent that there are funds available in the securitization to make the payments. CMBS generally entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, the CMBS, and in particular, first loss principal only CMBS, will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans.

We directly or indirectly utilize non-recourse securitizations, and such structures expose us to risks that could result in losses to us.

We sometimes utilize non-recourse securitizations of our investments in mortgage loans or CMBS to the extent consistent with the maintenance of our REIT qualification and exemption from the Investment Company Act of 1940, as amended, in order to generate cash for funding new investments and/or to leverage existing assets.  In most instances, this involves us transferring loans or CMBS owned by us to a special purpose securitization entity in exchange for cash.  In some sale transactions, we also retain a subordinated interest in the loans or CMBS sold.  The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans or CMBS sold would be subordinate to the senior interest in the loans or CMBS sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses.  Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

The stock ownership limit imposed by our charter may inhibit market activity in our common stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT).  This test is known as the “5/50 test.”  Attribution rules in the Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement.  Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT).  To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.  Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by our Board of Directors, no person may own more than 9.9% in value of the aggregate of the outstanding shares of our capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of common stock.  The ownership limits contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then current market price for our common stock or would otherwise be in the best interests of our stockholders.

Your interest in us may be diluted if we issue additional shares.

Current stockholders of our company do not have preemptive rights to any common stock issued by us in the future. Therefore, our stockholders may experience dilution of their equity investment if we sell additional common stock in the future, sell securities that are convertible into common stock or issue shares of common stock or options exercisable for shares of common stock. In addition, we could sell securities at a price less than our then-current book value per share.

Investing in our common stock may involve a high degree of risk.

The investments we make in accordance with our investment strategy may result in a high degree of risk, volatility or loss of principal than alternative investment options. Our investments may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 8, 2012	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2012	By:	/s/ Fredric S. Starker
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

3.1(b)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 4, 2007 (File No. 001-32216)).

3.1(c)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 4, 2007 (File No. 001-32216)).

3.1(d)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed on May 16, 2008 (File No. 001-32216)).

3.1(e)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed on May 16, 2008 (File No. 001-32216)).

3.1(f)	Articles of Amendment of the Registrant (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed on June 15, 2009 (File No. 001-32216)).

3.1(g)	Certificate of Notice, dated May 4, 2012 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012 (File No. 001-32216)).

3.2	Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2011 (File No. 001-32216)).

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

4.2(b)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September  1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September  6, 2005 (File No. 001-32216))

4.3(a)	Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005.*

4.3(b)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated March 15, 2005.*

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.  The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.4(a)
Articles Supplementary Establishing and Fixing the Rights and Preferences of Series A Cumulative Redeemable Convertible Preferred Stock of the Company   (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2008 (File No. 001-32216)).

4.4(b)
Form of Series A Cumulative Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 25, 2008 (File No. 001-32216)).

4.4(c)
Articles Supplementary Reclassifying Series A Cumulative Redeemable Convertible Preferred Stock as Preferred Stock (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 1, 2012 (File No. 001-32216)).

10.1
Underwriting Agreement among New York Mortgage Trust, Inc. and the several underwriters listed therein, dated as of May 25, 2012 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 31, 2012 (File No. 001-32216)).

10.2
Equity Distribution Agreement, dated June 11, 2012, by and between New York Mortgage Trust, Inc. and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2012 (File No. 001-32216)).

31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Chief Financial Officer.*
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.