Form 10-Q/A
period 2012-06-30
NEW YORK MORTGAGE TRUST INC
filed 2012-09-06
CIK 1273685

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

EXPLANATORY NOTE

The sole purpose of this amendment to New York Mortgage Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012 (the Form 10-Q”), is to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to rule 406T of Regulation S-T, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: September 6, 2012	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 6, 2012	By:	/s/ Fredric S. Starker
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

31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Chief Financial Officer.*
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.

**	Previously furnished as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.

***
Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements.  Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

5