Form 10-Q
period 2012-09-30
NEW YORK MORTGAGE TRUST INC
filed 2012-11-09
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐    No ☒

  The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on November 2, 2012 was 49,569,374.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information	2
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	2
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	4
Unaudited Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2012	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	63
Item 4. Controls and Procedures	67
PART II. OTHER INFORMATION	68
Item 1A. Risk Factors	68
Item 6. Exhibits	68
SIGNATURES	69

PART I.  FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)

Investment securities available for sale, at fair value (including pledged securities of $617,995 and $129,942, respectively)	$676,473	$200,342
Investment securities available for sale, at fair value held in securitization trust	21,641	-
Residential mortgage loans held in securitization trusts (net)	193,905	206,920
Multi-family loans held in securitization trusts, at fair value	3,952,088	-
Derivative assets	203,520	208,218
Investment in limited partnership	164	8,703
Cash and cash equivalents	41,039	16,586
Receivable for securities sold	-	1,133
Receivables and other assets	70,718	40,803
Total Assets	$5,159,548	$682,705

LIABILITIES AND EQUITY
Liabilities:
Financing arrangements, portfolio investments	$580,176	$112,674
Residential collateralized debt obligations	187,522	199,762
Multi-family collateralized debt obligations, at fair value	3,862,474	-
Securitized debt	26,138	-
Derivative liabilities	6,265	2,619
Payable for securities purchased	201,516	228,300
Accrued expenses and other liabilities	28,443	8,043
Subordinated debentures	45,000	45,000
Total liabilities	4,937,534	596,398

Commitments and Contingencies
Equity:
Stockholders' equity
Common stock, $0.01 par value, 400,000,000 authorized, 34,044,374 and 13,938,273 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	340	139
Additional paid-in capital	264,296	153,710
Accumulated other comprehensive income	18,352	11,292
Accumulated deficit	(60,974)	(79,863)
Total stockholders' equity	222,014	85,278
Noncontrolling interest	-	1,029
Total equity	222,014	86,307
Total Liabilities and Equity	$5,159,548	$682,705

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

INTEREST INCOME:
Investment securities and other	$6,333	$6,074	$16,639	$13,390
Multi-family loans held in securitization trusts	36,075	-	67,079	-
Residential mortgage loans held in securitization trusts	1,429	1,357	4,201	4,217
Total interest income	43,837	7,431	87,919	17,607

INTEREST EXPENSE:
Investment securities and other	890	387	1,842	1,081
Multi-family collaterized debt obligations	33,374	-	62,489	-
Residential collaterized debt obligations	321	345	1,012	1,080
Securitized debt	639	-	916	-
Subordinated debentures	483	471	1,482	1,407
Total interest expense	35,707	1,203	67,741	3,568

NET INTEREST INCOME	8,130	6,228	20,178	14,039

OTHER INCOME (EXPENSE):
Provision for loan losses	(247)	(435)	(536)	(1,459)
(Loss) income from investments in limited partnership and limited liability company	(64)	479	664	1,762
Realized gain on investment securities and related hedges, net	5,048	2,526	5,674	8,000
Unrealized loss on investment securities and related hedges, net	(1,876)	(8,027)	(2,577)	(8,762)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	762	-	4,990	-
Total other income (expense)	3,623	(5,457)	8,215	(459)

General, administrative and other expenses	3,241	717	8,568	6,464
Total general, administrative and other expenses	3,241	717	8,568	6,464

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,512	54	19,825	7,116
Income tax expense	598	56	1,065	419
INCOME (LOSS) FROM CONTINUING OPERATIONS	7,914	(2)	18,760	6,697
(Loss) income from discontinued operation - net of tax	(1)	19	32	23
NET INCOME	7,913	17	18,792	6,720
Net income (loss) attributable to noncontrolling interest	-	32	(97)	52
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,913	$(15)	$18,889	$6,668

Basic income per common share	$0.30	$-	$1.01	$0.67
Diluted income per common share	$0.30	$-	$1.01	$0.67
Dividends declared per common share	$0.27	$0.25	$0.79	$0.65
Weighted average shares outstanding-basic	26,541	11,146	18,629	10,015
Weighted average shares outstanding-diluted	26,541	11,146	18,629	10,015

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,913	$(15)	$18,889	$6,668

OTHER COMPREHENSIVE INCOME (LOSS)

Increase (decrease) in net unrealized gain on available for sale securities	4,225	(5,084)	8,679	(1,996)
Reclassification adjustment for net gain included in net income	-	(1)	-	(3,886)
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(1,792)	194	(1,619)	603

OTHER COMPREHENSIVE INCOME (LOSS)	2,433	(4,891)	7,060	(5,279)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,346	$(4,906)	$25,949	$1,389

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
 (Dollar amounts in thousands)
 (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
Balance, December 31, 2011	$139	$153,710	$(79,863)	$11,292	$1,029	$86,307
Net income	-	-	18,889	-	(97)	18,792
Stock issuance, net	201	128,012	-	-	-	128,213
Dividends declared	-	(17,426)	-	-	-	(17,426)
Decrease in noncontrolling interest related to sale of interest in a mortgage loan held for investment	-	-	-	-	(932)	(932)
Increase in net unrealized gain on available for sale securities	-	-	-	8,679	-	8,679
Decrease in fair value of derivative instruments utilized for cash flow hedges	-	-	-	(1,619)	-	(1,619)
Balance, September 30, 2012	$340	$264,296	$(60,974)	$18,352	$-	$222,014

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$18,792	$6,720
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	6,587	2,565
Realized gain on investment securities and related hedges, net	(5,674)	(8,000)
Unrealized loss on investment securities and related hedges, net	2,577	8,762
Unrealized gain on loans and debt held in multi-family securitization trusts	(4,990)	-
Net decrease in loans held for sale	958	24
Provision for loan losses	536	1,459
Income from investment in limited partnership and limited liability company	(664)	(1,762)
Interest distributions from investment in limited partnership and limited liability company	148	910
Stock issuance expense	618	202
Changes in operating assets and liabilities:
Receivables and other assets	(19,163)	(3,574)
Accrued expenses and other liabilities	16,087	167
Net cash provided by operating activities	15,812	7,473

Cash Flows from Investing Activities:
Restricted cash	(14,288)	(17,349)
Proceeds from sales of investment securities	50,578	168,055
Purchases of investment securities	(596,156)	(267,815)
Issuance of mortgage loans held for investment	-	(2,520)
Purchase of investment in limited liability company	-	(5,322)
Proceeds from investment in limited partnership	9,042	7,952
Proceeds from mortgage loans held for investment	3,318	5,002
Net receipts on other derivative instruments settled during the period	7,067	-
Principal repayments received on residential mortgage loans held in securitization trusts	11,882	16,438
Principal repayments received on multi-family loans held in securitization trusts	17,907	-
Principal paydowns on investment securities - available for sale	23,504	14,139
Purchases of investments held in multi-family securitization trusts	(80,959)	-
Net cash used in investing activities	(568,105)	(81,420)

Cash Flows from Financing Activities:
Proceeds from financing arrangements	467,502	75,868
Stock issuance	128,340	12,291
Costs associated with common stock issued	(744)	(359)
Dividends paid	(13,112)	(5,475)
Payments made on residential collateralized debt obligations	(12,292)	(17,006)
Payments made on multi-family collateralized debt obligations	(17,907)	-
Capital (distributed to) contributed by noncontrolling interest	(932)	932
Proceeds from securitized debt	25,996	-
Payments made on securitized debt	(105)	-
Net cash provided by financing activities	576,746	66,251
Net Increase (Decrease) in Cash and Cash Equivalents	24,453	(7,696)
Cash and Cash Equivalents - Beginning of Period	16,586	19,375
Cash and Cash Equivalents - End of Period	$41,039	$11,679

Supplemental Disclosure:
Cash paid for interest	$3,893	$3,466

Non-Cash Investment Activities:
Sale of investment securities not yet settled	$-	$5,400
Purchase of investment securities not yet settled	$201,516	$79,585
Consolidation of multi-family loans held in securitization trusts	$3,808,556	$-
Consolidation of multi-family collateralized debt obligations	$3,727,742	$-

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$9,192	$2,795
See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

(unaudited)
1.                 Summary of Significant Accounting Policies

Organization – New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments sourced from distressed markets in recent years as well as certain credit sensitive assets such as CMBS backed by commercial mortgage loans on multi-family properties (“multi-family CMBS”) that create the potential for capital gains, as well as more interest rate sensitive mortgage-related investments, such as Agency RMBS consisting of adjustable-rate and hybrid adjustable-rate RMBS, which we sometimes refer to as Agency ARMs, Agency RMBS consisting of fixed-rate RMBS, and Agency RMBS comprised of IOs, which we sometimes refer to as Agency IOs, that generate interest income.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for residential loan and CMBS securitization purposes, taxable REIT subsidiaries ("TRSs") and qualified REIT subsidiaries ("QRSs"). The Company utilizes two of its wholly-owned QRSs, RB Commercial Mortgage LLC (“RBCM”) and NYMT Commercial LLC, for its investments in multi-family CMBS assets, and, to a lesser extent, other commercial real estate-related debt investments. The Company utilizes another of its wholly-owned QRSs, NYMT-Midway LLC, and one of its wholly-owned TRSs, New York Mortgage Funding, LLC (“NYMF”), for its Agency IO portfolio managed by The Midway Group, L.P. (“Midway”). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation – The condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements.  The condensed consolidated balance sheet at September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statement of equity for the nine months ended September 30, 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The Company’s investment securities available for sale also includes its investment in a wholly owned account referred to as our Agency IO portfolio. These investments primarily include interest only and inverse interest only securities sometimes referred to as IO’s that represent the right to the interest component of the cash flow from a pool of mortgage loans that are guaranteed or issued by a GSE or government agency. The Agency IO portfolio investments include derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the condensed consolidated statements of operations. The Company has elected the fair value option for these investment securities, which also measures unrealized gains and losses through earnings in the condensed consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

Investment Securities Available for Sale Held in Securitization Trust – On May 23, 2012, the Company’s subsidiary, RB Commercial Trust 2012-RS1 (the “2012-RS1 Trust”), completed a re-securitization of multi-family CMBS collateralized by multi-family mortgage loans. As part of the re-securitization transaction, the 2012-RS1 Trust issued a Class A Senior Note and a Class B Note (collectively, the “2012-RS1 Notes”). The 2012-RS1 Notes are secured by multi-family CMBS contributed to the 2012-RS1Trust by the Company. The multi-family CMBS contributed to the 2012-RS1 Trust are comprised of the Company’s interest in first loss securities and certain IO’s issued by the FREMF 2011-K13 Mortgage Trust Multi-Family Mortgage Pass-Through Certificates 2011-K13 (the “K-13 Series”), the FREMF  2011-K15 Mortgage Trust Multi-Family Mortgage Pass-Through Certificates Series 2011-K15 (the “K-15 Series”), and the FREMF 2012-K18 Mortgage Trust Multi-Family Pass-Through Certificates, Series 2012-K18 (the “K-18 Series”). The Company’s investment securities available for sale held in securitization trust are comprised of the first loss tranche PO security and certain IOs issued by the K-13 Series and K-15 Series that are held in the 2012-RS1 Trust. We determined that we were the primary beneficiary of the K-18 Series and have consolidated the entire K-18 Series securitization and related debt, interest income and expense in our financial statements. Refer to “–Multi-Family Loans Held in Securitization Trusts.”

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in the COMM 2009-K3 Mortgage Trust (“K-3 Series”), the FREMF 2010-K6 Mortgage Trust, Multi-Family Mortgage Pass Through Certificates, Series 2010-K6 (the “K-6 Series”), and the K-18 Series (and together with the K-3 Series and the K-6 Series, the “Consolidated K-Series”).  Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these securitizations including their debt, interest income and expense in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statement of operations.

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

 Receivables and Other Assets – Receivables and other assets include restricted cash held by third parties of $40.1 million which includes $27.5 million held in our Agency IO portfolio to be used for trading purposes and $12.3 million held by counterparties as collateral for hedging instruments at September 30, 2012. Also included is interest receivable on multi-family loans held in securitization trusts of $15.0 million.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its agency securities purchases using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. None of the Company's repurchase agreements are accounted for as linked transactions.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the Plan for the nine months ended September 30, 2012 and 2011.

Stock Based Compensation – Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the stock at the grant date.

Income Taxes – The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Hypotheca Capital, LLC (“HC”) and NYMF are TRSs and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Fair Value Measurements (ASC 820)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (collectively, the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not affect our financial condition or results of operations but required us to add additional disclosures.

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

2.                Investment Securities Available For Sale

Investment securities available for sale consist of the following as of September 30, 2012 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$83,128	$901	$(34)	$83,995
Fannie Mae	178,520	1,625	—	180,145
Ginnie Mae	25,872	—	(34)	25,838
Total Agency ARMs	287,520	2,526	(68)	289,978

Agency Fixed Rate
Freddie Mac	25,181	114	—	25,295
Fannie Mae	249,734	1,851	(34)	251,551
Total Agency Fixed Rate	274,915	1,965	(34)	276,846

Agency IOs (1)
Freddie Mac	30,369	133	(3,242)	27,260
Fannie Mae	33,721	642	(5,563)	28,800
Ginnie Mae	23,849	624	(2,995)	21,478
Total Agency IOs	87,939	1,399	(11,800)	77,538

Total Agency RMBS	650,374	5,890	(11,902)	644,362
Non-Agency RMBS	3,413	—	(939)	2,474
CLOs	12,545	17,092	—	29,637
Total	$666,332	$22,982	$(12,841)	$676,473

(1)               Included in investment securities available for sale as of September 30, 2012 are Agency IOs. Agency IOs are measured at fair value through earnings.

Investment securities available for sale held in securitization trust consist of the following as of September 30, 2012 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$21,910	$465	$(734)	$21,641
Total	$21,910	$465	$(734)	$21,641

Investment securities available for sale consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$10,202	$—	$(3)	$10,199
Fannie Mae	57,225	1,391	(40)	58,576
Total Agency ARMs	67,427	1,391	(43)	68,775

Agency IOs (1)
Freddie Mac	19,477	142	(2,554)	17,065
Fannie Mae	31,079	490	(3,908)	27,661
Ginnie Mae	21,656	304	(3,004)	18,956
Total Agency IOs	72,212	936	(9,466)	63,682

Total Agency RMBS	139,639	2,327	(9,509)	132,457
CMBS	42,221	128	(1,164)	41,185
Non-Agency RMBS	5,156	—	(1,211)	3,945
CLOs	10,262	12,493	—	22,755
Total	$197,278	$14,948	$(11,884)	$200,342

(1)               Included in investment securities available for sale as of December 31, 2011 are Agency IOs. Agency IOs are measured at fair value through earnings.

During the three and nine months ended September 30, 2012, the Company received total proceeds of approximately $49.4 million and approximately $50.6 million, respectively, realizing approximately $1.6 million and approximately $0.5 million, respectively, of net gains from the sale of investment securities available for sale. During the three and nine months ended September 30, 2011, the Company received total proceeds of approximately $0.2 million and $20.8 million, respectively, realizing approximately $0 and $5.0 million, respectively, of net gains from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2012 and December 31, 2011, the weighted average life of the Company’s available for sale securities portfolio was approximately 5.32 and 5.24 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale at September 30, 2012 (dollar amounts in thousands):

September 30, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$78,350	$8,726	$557,286	$644,362
Non-Agency RMBS	2,474	—	—	2,474
CLOs	29,637	—	—	29,637
Total	$110,461	$8,726	$557,286	$676,473

The following tables set forth the stated reset periods of our investment securities available for sale held in securitization trust at September 30, 2012 (dollar amounts in thousands):

September 30, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$—	$—	$21,641	$21,641
Total	$—	$—	$21,641	$21,641

The following tables set forth the stated reset periods of our investment securities available for sale at December 31, 2011 (dollar amounts in thousands):

December 31, 2011	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$74,983	$29,210	$28,264	$132,457
CMBS	—	—	41,185	41,185
Non-Agency RMBS	3,945	—	—	3,945
CLOs	22,755	—	—	22,755
Total	$101,683	$29,210	$69,449	$200,342

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 (dollar amounts in thousands):

September 30, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$66,666	$68	$6,697	$34	$73,363	$102
Non-Agency RMBS	—	—	2,474	939	2,474	939
Total	$66,666	$68	$9,171	$973	$75,837	$1,041

The following tables present the Company's investment securities available for sale held in securitization trust in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 (dollar amounts in thousands):

September 30, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$15,452	$734	$—	$—	$15,452	$734
Total	$15,452	$734	$—	$—	$15,452	$734

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

For the nine months ended September 30, 2012, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary. For the year ended December 31, 2011, the Company recognized a $0.3 million other-than-temporary impairment through earnings relating to unrealized losses in investment securities.

3.                 Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following at September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	September 30, 2012	December 31, 2011
Mortgage loans principal amount	$195,540	$208,934
Deferred origination costs – net	1,239	1,317
Reserve for loan losses	(2,874)	(3,331)
Total	$193,905	$206,920

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the nine months ended September 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$3,331	$2,589
Provisions for loan losses	568	1,191
Transfer to real estate owned	(898)	(16)
Charge-offs	(127)	(445)
Balance at the end of period	$2,874	$3,319

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at September 30, 2012 was $2.9 million, representing 147 basis points of the outstanding principal balance of residential loans held in securitization trusts as of September 30, 2012, as compared to 159 basis points as of December 31, 2011. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively (dollar amounts in thousands):

	September 30, 2012	December 31, 2011
Balance at beginning of period	$454	$740
Write downs	(20)	(87)
Transfer from mortgage loans held in securitization trusts	1,569	698
Disposal	(1,081)	(897)
Balance at the end of period	$922	$454

Real estate owned held in residential securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of September 30, 2012 and December 31, 2011, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $7.3 million and $7.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of September 30, 2012, we had 33 delinquent loans with an aggregate principal amount outstanding of approximately $18.8 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.8 million in delinquent loans, $15.4 million, or 82%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of September 30, 2012 (dollar amounts in thousands):

September 30, 2012

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	2	$704	0.36%
61-90	3	$1,107	0.56%
90+	28	$16,942	8.60%
Real estate owned through foreclosure	5	$1,534	0.78%

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

4.                 Multi-Family Loans Held in Securitization Trusts

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statement of operations. We first consolidated the K-3 Series for the quarter ended March 31, 2012, while the K-6 and K-18 Series were first consolidated in our financial statements during the quarter ended June 30, 2012. Our investment in the K-3, K-6 and K-18 Series is limited to the first loss tranche PO securities and/or certain IOs issued by these securitizations with an aggregate net carrying value of $89.6 million at September 30, 2012.

The condensed balance sheet of the Consolidated K-Series at September 30, 2012 is as follows (dollar amounts in thousands):

Assets	September 30, 2012
Multi-family loans held in securitization trusts	$3,952,088
Receivables	14,974
Total Assets	$3,967,062

Liabilities and Equity
Multi-family CDOs	$3,862,474
Accrued expenses	14,771
Total Liabilities	3,877,245
Equity	89,817
Total Liabilities and Equity	$3,967,062

The condensed statements of operations of the Consolidated K-Series for the three and nine months ended September 30, 2012, respectively, is as follows (dollar amounts in thousands):

Statements of Operations	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest income	$36,075	$67,079
Interest expense	33,374	62,489
Net interest income	2,701	4,590
Unrealized gain on multi-family loans and debt held in securitization trusts	762	4,990
Net Income	$3,463	$9,580

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

The 2012-RS1 Trust consolidated the K-18 Series securitization and its related debt, interest income and expense in its financial statements. See “Multi-Family Loans Held in Securitization Trusts” (footnote 1 above).  Based on a number of factors discussed below, the Company determined that it was the primary beneficiary of the K-18 Series and has consolidated the K-18 Series and related debt, interest income and expense in its financial statements. The Company has elected the fair value option on the assets and liabilities held within the K-18 Series, which requires that changes in valuations in the assets and liabilities of the K-18 Series be reflected in the Company’s condensed consolidated statement of operations.

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

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the VIE met the criteria for consolidation and, accordingly, consolidated the VIE created to facilitate this re-securitization transaction.

As of September 30, 2012, the aggregate fair value of the multi-family CMBS that were re-securitized as described above was $49.2 million.  These assets are included in the Company’s condensed consolidated balance sheet and disclosed as “Investment securities available for sale, at fair value held in securitization trust” and “Multi-family loans held in securitization trusts” in the amount of $21.6 million and $4.0 billion, respectively.  As of September 30, 2012, the aggregate outstanding balance of the Class A Note issued by the 2012-RS1 Trust was $26.1 million.  The Class A Note is included in the Company’s condensed consolidated balance sheet and disclosed as “Securitized debt”.  The holders of the Class A Note have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the CMBS contributed to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to the VIE.

The Company has also determined that it has a variable interest in the K-3 Series, K-6 Series and K-18 Series for which it is the primary beneficiary and has a controlling financial interest and, accordingly, has consolidated the K-3, K-6 and K-18 Series and related debt, interest income and expense in our financial statements.

6.                 Investment in Limited Partnership

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting. Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this VIE is $0.1 million and $8.5 million at September 30, 2012 and December 31, 2011, respectively. During the third and fourth quarters of 2010, HC invested, in exchange for limited partnership interests, $19.4 million in this limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans. The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

For the three and nine months ended September 30, 2012, the Company recognized loss from the investment in limited partnership of $0.1 million and gain from the investment in limited partnership of $0.7 million, respectively. For the three and nine months ended September 30, 2011, the Company recognized income from the investment in limited partnership of $0.3 million and $1.6 million, respectively. For the three and nine months ended September 30, 2012, the Company received distributions from the investment in limited partnership of $1.3 million and $9.2 million, respectively. For the three and nine months ended September 30, 2011, the Company received distributions from the investment in limited partnership of $3.9 million and $8.8 million, respectively.

The condensed balance sheets of the investment in limited partnership at September 30, 2012 and December 31, 2011, respectively, are as follows (dollar amounts in thousands):

Assets	September 30, 2012	December 31, 2011
Cash	$68	$1,154
Mortgage loans held for sale (net)	212	6,918
Other assets	13	661
Total Assets	$293	$8,733

Liabilities and Partners’ Equity
Other liabilities	$231	$206
Partners’ equity	62	8,527
Total Liabilities and Partners’ Equity	$293	$8,733

The condensed statements of operations of the investment in limited partnership for the three and nine months ended September 30, 2012 and 2011, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2012	2011	2012	2011
Interest income	$16	$302	$310	$1,063
Realized (loss) gain	(73)	208	632	993
Total (Loss) Income	(57)	510	942	2,056
Other expenses	(21)	(181)	(292)	(496)
Net (Loss) Income	$(78)	$329	$650	$1,560

7.                Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or short TBAs and U.S. Treasury securities, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011
TBA securities	Derivative assets	$202,902	$207,891
Options on U.S. Treasury futures	Derivative assets	259	327
U.S. Treasury futures	Derivative liabilities	531	566
Eurodollar futures	Derivative liabilities	3,811	1,749
Swaptions	Derivative assets	359	—

The tables below summarize the activity of derivative instruments not designated as hedges for the nine months ended September 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2012
Derivatives Not Designated as Hedging Instruments	December 31, 2011	Additions	Settlement, Expiration or Exercise	September 30, 2012
TBA securities	$202,000	$2,218,000	$(2,228,000)	$192,000
U.S. Treasury futures	(92,800)	771,100	(812,700)	(134,400)
Short sales of Eurodollar futures	(2,422,000)	1,296,000	(1,361,000)	(2,487,000)
Options on U.S. Treasury futures	199,500	1,001,500	(1,036,000)	165,000
Swaptions	—	70,000	—	70,000

	Notional Amount For the Nine Months Ended September 30, 2011
Derivatives Not Designated as Hedging Instruments	December 31, 2010	Additions	Settlement, Expiration or Exercise	September 30, 2011
TBA securities	$—	$193,000	$(122,000)	$71,000
U.S. Treasury futures	—	279,700	(275,200)	4,500
Short sales of Eurodollar futures	—	1,201,000	(4,068,000)	(2,867,000)
Options on U.S. Treasury futures	—	377,900	(269,000)	108,900

The TBAs in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the three and nine months ended September 30, 2012, we recorded net realized gains of $5.6 million and $14.0 million, respectively, and net unrealized gains of $1.3 million and $1.4 million, respectively. For the three and nine months ended September 30, 2011, we recorded net realized gains of $1.1 million. For the three and nine months ended September 30, 2011, we recorded no net unrealized gains. At September 30, 2012, our condensed consolidated balance sheet includes TBA-related liabilities of $198.8 million included in payable for securities purchased. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

The Eurodollar futures in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, we recorded net realized losses of $0.1 million and $0.9 million, respectively, and net unrealized losses of $1.3 million and $2.1 million, respectively, in our Eurodollar futures contracts. For each of the three and nine months ended September 30, 2011, we recorded net realized losses of $0.9 million and net unrealized losses of $1.1 million in our Eurodollar futures contracts. The Eurodollar futures consist of 2,487 contracts with expiration dates ranging between December 2012 and September 2014.

The U.S. Treasury futures and options in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, we recorded net realized losses of $2.1 million and $7.9 million, respectively, and unrealized gains of $45,000 and $0.2 million, respectively. For each of the three and nine months ended September 30, 2011, we recorded net realized gains of $2.4 million and $2.9 million, respectively, and net unrealized gains of $0.6 million and $0.5 million, respectively.

Swaptions are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our condensed consolidated statements of operations. For each of the three and nine months ended September 30, 2012, we recorded realized gains of $0, and unrealized losses of $0.2 million. There were no realized or unrealized gains or losses for the same periods in 2011.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest Rate Swaps	Derivative liabilities	$1,923	$304

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
Derivatives Designated as Hedging Instruments	2012	2011
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(304)	$(1,087)
Unrealized (loss) gain on interest rate swaps	(1,619)	603
Balance at end of the period	$(1,923)	$(484)

The Company estimates that over the next 12 months, approximately $1.3 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three and nine months ended September 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Rate Swaps:
Interest expense-investment securities	$167	$213	$359	$716

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	September 30, 2012		December 31, 2011
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$120	2.93%	$14,930	3.02%
Over 30 days to 3 months	320	2.93	260	2.93
Over 3 months to 6 months	8,380	2.93	380	2.93
Over 6 months to 12 months	—	—	810	2.93
Over 12 months to 24 months	—	—	8,380	2.93
Over 24 months to 36 months	95,000	0.48	—	—
Over 36 months to 48 months	—	—	—	—
Over 48 months to 60 months	135,000	0.91	—	—
Total	$238,820	0.81%	$24,760	2.99%

(1)               The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Swaps, Futures Contracts and TBAs - The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements, and may have difficulty collecting the assets it pledged as collateral against such derivatives. The Company currently has in place with all counterparties bi-lateral margin agreements requiring a party to post collateral to the Company for any valuation deficit. This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default.

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of September 30, 2012 and December 31, 2011. The Company had $12.3 million and $9.1 million of restricted cash related to margin posted for its agreements as of September 30, 2012 and December 31, 2011, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

8.                 Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At September 30, 2012, the Company had repurchase agreements with an outstanding balance of $580.2 million and a weighted average interest rate of 0.65%. As of December 31, 2011, the Company had repurchase agreements with an outstanding balance of $112.7 million and a weighted average interest rate of 0.71%. At September 30, 2012 and December 31, 2011, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $618.0 million and $129.9 million, respectively. As of September 30, 2012, the average days to maturity for all repurchase agreements are 25 days.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	September 30, 2012	December 31, 2011
Barclays	$52,941	$—
Cantor Fitzgerald, L.P.	26,452	9,225
Credit Suisse First Boston LLC	90,464	11,147
Deutsche Bank	55,659	—
Jefferies & Company, Inc.	69,324	18,380
JPMorgan Chase & Co.	99,238	49,226
Mizuho	67,231	—
Morgan Stanley	84,010	—
South Street Securities LLC	34,857	24,696
Total Financing Arrangements, Portfolio Investments	$580,176	$112,674

As of September 30, 2012, the outstanding balance under our repurchase agreements was funded at an advance rate of 92% that implies an average haircut of 8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs, CLOs and CMBS was approximately 5%, 25%, 35% and 50%, respectively, for a total weighted average “haircut” of 8%. The amount at risk for each of the counterparties is as follows:  Barclays: $3.2 million; Cantor Fitzgerald, L.P.: $7.4 million; Credit Suisse First Boston LLC: $4.2 million;  Deutsche Bank: $2.9 million; Jefferies & Company, Inc.: $18.6 million; JPMorgan Chase & Co.: $16.1 million; Mizuho: $4.0 million; Morgan Stanley: $5.5 million; and South Street Securities LLC: $1.6 million.

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

As of September 30, 2012, the Company had $41.0 million in cash and $92.2 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $38.5 million of RMBS, of which $36.0 million are Agency RMBS. The $41.0 million of cash, the $38.5 million in RMBS, and $27.5 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements, which collectively represents 19% of our financing arrangements, portfolio investments are liquid and could be monetized to pay down or collateralize the liability immediately.

9.                 Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2012 and December 31, 2011, the Company had Residential CDOs outstanding of $187.5 million and $199.8 million, respectively. As of September 30, 2012 and December 31, 2011, the current weighted average interest rate on these CDOs was 0.66% and 0.68%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $195.5 million and $208.9 million at September 30, 2012 and December 31, 2011, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of September 30, 2012 and December 31, 2011, had a net investment in the residential securitization trusts of $7.3 million and $7.6 million, respectively.

10.              Multi-Family Collateralized Debt Obligations

The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series and are recorded as liabilities on the Company’s balance sheet, are secured by multi-family mortgage loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2012, the current weighted average interest rate on these CDOs was 5.10%. The Multi-Family CDOs are collateralized by multi-family mortgage loans with a principal balance of $3.5 billion at September 30, 2012. The Company had a net investment in the Consolidated K-Series of $89.6 million as of September 30, 2012.

11.              Securitized Debt

On May 23, 2012, the 2012-RS1 Trust, a subsidiary of the Company, completed a re-securitization of multi-family CMBS collateralized by multi-family mortgage loans. As part of the re-securitization transaction, the 2012-RS1 Trust issued the 2012-RS1 Notes, which are secured by the multi-family CMBS contributed to the 2012-RS1 Trust. The multi-family CMBS contributed to the 2012-RS1 Trust are comprised of the Company’s interest in the first loss PO securities and certain IOs issued by the K-13 Series, K-15 Series and the K-18 Series. We determined that we were the primary beneficiary of the K-18 Series and, accordingly, have consolidated the K-18 Series and related debt, interest income and expense in our financial statements together with the K-3 Series and K-6 Series, which we have also consolidated; however, the K-18 Series is held in a re-securitization.

The 2012-RS1 Trust issued the Class A Note with a coupon of 5.35% in the initial aggregate principal face amount of $35 million. The Class A Note was issued at a discount that provides for a bond equivalent yield of 9.50% to the purchaser. The Class A Note holder will be entitled to receive all distributions of principal and interest from the multi-family CMBS pledged to secure the Class A Note until the Class A Note is fully retired, which is expected to occur by January 2022. The Company will then receive all remaining cash flow, if any, through its retained ownership in the 2012-RS1 Trust. The transaction effectively represents a long term structured financing of the multi-family CMBS contributed to the 2012-RS1 Trust by the Company. The Class A Note is not callable due to collateral valuation or performance. There is no guarantee that the Company will receive any cash flow from or its residual interest in the 2012-RS1 Trust. As of September 30, 2012, the Company had securitized debt outstanding of $26.1 million.

12.             Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation. As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debentures, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation. Assets and liabilities related to the discontinued operation are $3.1 million and $0.4 million, respectively, at September 30, 2012, and $4.0 million and $0.5 million, respectively, at December 31, 2011, and are included in receivables and other assets and accrued expenses and other liabilities in the condensed consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the three and nine months ended September 30, 2012 and 2011, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$34	$59	$111	$160
Expenses	35	40	79	137
(Loss) income from discontinued operations – net of tax	$(1)	$19	$32	$23

13.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the nine months ended September 30, 2012. At September 30, 2012, the Company had a reserve of approximately $0.3 million for loans sold to third parties.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2012, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

14.              Concentrations of Credit Risk

At September 30, 2012 and December 31, 2011, there were geographic concentrations of credit risk exceeding 5% of the total loan balances as follows:

Residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts:	September 30, 2012	December 31, 2011
New York	38.2%	37.5%
Massachusetts	25.2%	24.6%
New Jersey	9.2%	9.2%
Florida	5.0%	5.7%
Connecticut	4.8%	5.1%

CMBS investments and multi-family loans held in securitization trusts:	September 30, 2012	December 31, 2011
Texas	12.9%	14.3%
California	11.8%	9.3%
New York	6.4%	7.2%
Georgia	4.8%	6.7%
Washington	5.2%	6.3%
Florida	5.7%	5.5%

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

a.
Investment Securities Available for Sale (RMBS) – Fair value for the RMBS in our portfolio are valued using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities that are comprised of RMBS are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b.
Investment Securities Available for Sale Held in Securitization Trust (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 6.0% to 17.0%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

c.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 2.7% to 12.4%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

d.
Investment Securities Available for Sale (CLO) – The fair value of the CLO notes are valued using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments.  The Company classifies these securities as Level 2 fair values.

e.
Investment Securities Available for Sale – The fair value of other investment securities available for sale, such as U.S. Treasury securities, are based on quoted prices provided by dealers who make markets in similar financial instruments and are typically classified as Level 2 fair values.

f.
Derivative Instruments – The fair value of interest rate swaps, swaptions, options and TBAs are based on dealer quotes. The fair value of futures are based on exchange-traded prices. The Company’s derivatives are classified as Level 1 or Level 2 fair values.

g.
Multi-Family CDOs – The fair value of Multi-Family CDOs is based on contractual cash payments and yields expected by market participants. We also obtain quoted market prices provided by dealers who make markets in similar securities.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$644,362	$—	$644,362
Non-Agency RMBS	—	2,474	—	2,474
CLOs	—	29,637	—	29,637
Investment securities available for sale held in securitization trust:
CMBS	—	—	21,641	21,641
Multi-family loans held in securitization trusts	—	—	3,952,088	3,952,088
Derivative assets:
TBA securities	—	202,902	—	202,902
Options on U.S. Treasury futures	—	259	—	259
Swaptions	—	359	—	359
Total	$—	$879,993	$3,973,729	$4,853,722

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$3,862,474	$3,862,474
Derivative liabilities:
Interest rate swaps	—	1,923	—	1,923
U.S. Treasury futures	531	—	—	531
Eurodollar futures	3,811	—	—	3,811
Total	$4,342	$1,923	$3,862,474	$3,868,739

	Measured at Fair Value on a Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$132,457	$—	$132,457
CMBS	—	—	41,185	41,185
Non-Agency RMBS	—	3,945	—	3,945
CLOs	—	22,755	—	22,755
Derivative assets:
TBA securities	—	207,891	—	207,891
Options on U.S. Treasury futures	—	327	—	327
Total	$—	$367,375	$41,185	$408,560

Liabilities carried at fair value:
Derivative liabilities:
Interest rate swaps	$—	$304	$—	$304
U.S. Treasury futures	566	—	—	566
Eurodollar futures	1,749	—	—	1,749
Total	$2,315	$304	$—	$2,619

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2012 and 2011, respectively (amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$41,185	$—
Total gains (realized/unrealized)
Included in earnings (1)	162,659	—
Included in other comprehensive income	766	—
Purchases (3)	2,668,983	—
Paydowns	(17,907)	—
Transfers (2)	1,118,043	—
Balance at the end of period	$3,973,729	$—

(1) – Amounts included in interest income and unrealized gain.
(2) – Based on a number of factors, we determined that we were the primary beneficiary of the K-3 Series as of January 4, 2012 and have consolidated the K-3 Series and related debt, interest income and expense in our financial statements.
(3) – Based on a number of factors, we determined that we were the primary beneficiary of the K-6 Series and the K-18 Series, which were purchased in the second quarter of 2012 and have consolidated the K-6 Series and the K-18 Series and related debt, interest income and expense in our financial statements.

The following table details changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2012 and 2011, respectively (amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$—	$—
Total gains (realized/unrealized)
Included in earnings (1)	152,639	—
Included in other comprehensive income	—	—
Purchases (3)	2,609,851	—
Paydowns	(17,907)	—
Transfers (2)	1,117,891	—
Balance at the end of period	$3,862,474	$—

(1) – Amounts included in interest expense and unrealized gain.
(2) – Based on a number of factors, we determined that we were the primary beneficiary of the K-3 Series as of January 4, 2012 and have consolidated the K-3 Series and related debt, interest income and expense in our financial statements.
(3) – Based on a number of factors, we determined that we were the primary beneficiary of the K-6 Series and the K-18 Series, which were purchased in the second quarter of 2012 and have consolidated the K-6 Series and the K-18 Series and related debt, interest income and expense in our financial statements.

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

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2012
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$1,792	$1,792
Mortgage loans held for sale – included in discontinued operations (net)	—	—	2,836	2,836
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	4,145	4,145
Real estate owned held in residential securitization trusts	—	—	922	922

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$5,118	$5,118
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,780	3,780
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,518	6,518
Real estate owned held in residential securitization trusts	—	—	454	454

    The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2012 and 2011, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Residential mortgage loans held in securitization trusts – impaired loans (net)	$(269)	$(435)	$(568)	$(1,234)
Real estate owned held in residential securitization trusts	22	—	32	—

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2012 December 31, 2011, respectively, (dollar amounts in thousands):

		September 30, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$41,039	$41,039	$16,586	$16,586
Investment securities available for sale	Level 2	676,473	676,473	200,342	200,342
Investment securities available for sale, at fair value held in securitization trust	Level 3	21,641	21,641	—	—
Residential mortgage loans held in securitization trusts (net)	Level 3	193,905	170,107	206,920	182,976
Multi-family loans held in securitization trusts	Level 3	3,952,088	3,952,088	—	—
Derivative assets	Level 2	203,520	203,520	208,218	208,218
Assets related to discontinued operation-mortgage loans held for sale (net)	Level 3	1,792	1,792	3,780	3,780
Mortgage loans held for investment	Level 3	2,836	2,836	5,118	5,118
Receivable for securities sold	Level 1	—	—	1,133	1,133

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$580,176	$580,176	$112,674	$112,674
Residential collateralized debt obligations	Level 3	187,522	159,642	199,762	171,187
Multi-family collateralized debt obligations	Level 3	3,862,474	3,862,474	—	—
Securitized debt	Level 3	26,138	26,138	—	—
Derivative liabilities	Level 1 or 2	6,265	6,265	2,619	2,619
Payable for securities purchased	Level 1	201,516	201,516	228,300	228,300
Subordinated debentures	Level 3	45,000	33,803	45,000	26,318

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

16.              Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized with 34,044,374 and 13,938,273 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, with 0 shares issued and outstanding. The Company issued 20,106,101 and 1,752,831 shares of common stock during the nine months ended September 30, 2012 and 2011, respectively. Of the common stock authorized at September 30, 2012 and December 31, 2011, 1,100,371 shares and 1,154,992 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2011 and ended September 30, 2012:
Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2012	September 18, 2012	September 28, 2012	October 25, 2012	$0.27
Second Quarter 2012	June 15, 2012	June 25, 2012	July 25, 2012	0.27
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	0.25
Fourth Quarter 2011	December 15, 2011	December 27, 2011	January 25, 2012	0.35	(1)
Third Quarter 2011	September 20, 2011	September 30, 2011	October 25, 2011	0.25
Second Quarter 2011	May 31, 2011	June 10, 2011	June 27, 2011	0.22
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	0.18

(1)                Includes a $0.10 per share special dividend.

On May 25, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 3,162,500 shares of our common stock (including 412,500 shares issuable pursuant to an over-allotment option) at a public offering price of $6.65 per share. On May 31, 2012, we closed on the issuance of 3,162,500 shares to the underwriter, resulting in total net proceeds to us of $20.0 million after deducting the underwriting discount and offering expenses payable by us.

On July 17, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 5,175,000 shares of our common stock (including the 675,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.70 per share. On July 17, 2012, we closed on the issuance of 5,175,000 shares of common stock to the underwriter (including the 675,000 over-allotment option shares), resulting in total net proceeds of $33.1 million after deducting the underwriting discount and offering expenses payable by us.

On August 16, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 11,500,000 shares of our common stock (including the 1,500,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.73 per share. On August 21, 2012, we closed on the issuance of 10,000,000 shares of common stock to the underwriter, resulting in total net proceeds of $64.9 million after deducting the underwriting discount and offering expenses payable by us. On September 4, 2012, we closed on the issuance of 1,500,000 shares to the underwriter pursuant to the over-allotment option, resulting in additional net proceeds of $9.8 million.

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the three and nine months ended September 30, 2012 and 2011.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) – Basic	$7,913	$(15)	$18,889	$6,668
Net income (loss) from continuing operations	7,914	(34)	18,857	6,645
Net (loss) income from discontinued operations (net of tax)	(1)	19	32	23
Net income (loss) – Dilutive	7,913	(15)	18,889	6,668
Net income (loss) from continuing operations	7,914	(34)	18,857	6,645
Net (loss) income from discontinued operations (net of tax)	$(1)	$19	$32	$23
Denominator:
Weighted average basic shares outstanding	26,541	11,146	18,629	10,015
Weighted average dilutive shares outstanding	26,541	11,146	18,629	10,015
EPS:
Basic EPS	$0.30	$—	$1.01	$0.67
Basic EPS from continuing operations	0.30	—	1.01	0.67
Basic EPS from discontinued operations (net of tax)	—	—	—	—
Dilutive EPS	$0.30	$—	$1.01	$0.67
Dilutive EPS from continuing operations	0.30	—	1.01	0.67
Dilutive EPS from discontinued operations (net of tax)	—	—	—	—

17.              Income Taxes

At December 31, 2011, HC had approximately $59 million of net operating loss carryforwards which may be used to offset future taxable income. The carryforwards will expire in 2024 through 2029. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2011 that it had undergone an ownership change within the meaning of IRC section 382 that will limit the net loss carryforwards to be used to offset future taxable income to $660,000 per year. The Company may also have experienced an ownership change within the meaning of IRC Section 382 during 2012 that may further limit the net operating loss carryforwards in 2012 and future years. The Company has recorded a full valuation allowance against its deferred tax assets because at this time management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2008. HC is presently undergoing an IRS examination for the taxable years ended December 31, 2010 and 2009.

During the nine months ended September 30, 2012, the Company’s two TRSs recorded approximately $1.1 million of income tax expense. The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

18.              Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan.  At September 30, 2012, there are 31,580 shares of unvested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

During the three and nine months ended September 30, 2012, the Company recognized non-cash compensation expense of $20,000 and $52,000, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the nine months ended September 30, 2012 and 2011, respectively, are presented below:

	2012		2011
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	14,084	$7.10	28,999	$5.43
Granted	22,191	6.36	14,084	7.10
Forfeited	—	—	—	—
Vested	(4,695)	7.10	(28,999)	5.43
Non-vested shares as of September 30	31,580	$6.58	14,084	$7.10
Weighted-average fair value of restricted stock granted during the period	22,191	$6.36	14,084	$7.10

(1)               The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2012 and 2011, the Company had unrecognized compensation expense of $0.2 million and $0.1 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at September 30, 2012 is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted shares vested during the nine months ended September 30, 2012 and 2011 was $33,000 and $0.2 million, respectively. The requisite service period for restricted shares at issuance is three years.

19.              Subsequent Events

On October 3, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 15,525,000 shares of our common stock (including the 2,025,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.89 per share. On October 9, 2012, we closed on the issuance of 15,525,000 shares of common stock to the underwriter (including the 2,025,000 shares subject to the over-allotment option), resulting in total net proceeds of approximately $104.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in this report and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “CLO” refers to collateralized loan obligations; and “CDO” refers to collaterized debt obligations.

General

We are an internally managed real estate investment trust, or REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments sourced from distressed markets in recent years as well as certain credit sensitive assets such as CMBS backed by commercial mortgage loans on multi-family properties (“multi-family CMBS”) that create the potential for capital gains, as well as more traditional types of mortgage-related investments, such as Agency RMBS consisting of adjustable-rate and hybrid adjustable-rate RMBS, which we sometimes refer to as Agency ARMs, Agency RMBS consisting of fixed-rate RMBS, and Agency RMBS comprised of IOs, which we sometimes refer to as Agency IOs, that generate interest income.

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

Under our investment strategy, our targeted assets currently include Agency RMBS, including Agency ARMs, fixed-rate RMBS and Agency IOs, and multi-family CMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations, residential mortgage loans, including loans sourced from distressed markets, and certain commercial real estate-related debt investments.

We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended, or Internal Revenue Code, with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to federal, state and local taxes on our income generated in our TRSs.

Public Offerings of Common Stock

On July 17, 2012, we closed on the issuance and sale of 5,175,000 shares of our common stock pursuant to an underwritten public offering, including 675,000 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price to the public of $6.70 per share and received net proceeds of approximately $33.1 million after deducting the underwriting discount and offering expenses payable by us.  We used substantially all of the net proceeds from this offering to purchase Agency ARMs and repay short-term indebtedness.

On August 16, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 11,500,000 shares of our common stock (including the 1,500,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.73 per share. On August 21, 2012, we closed on the issuance of 10,000,000 shares of common stock to the underwriter, resulting in total net proceeds of approximately $64.9 million after deducting the underwriting discount and offering expenses payable by us. On September 4, 2012, we closed on the issuance of 1,500,000 shares to the underwriter pursuant to the over-allotment option, resulting in additional net proceeds of approximately $9.8 million after deducting the offering expenses payable by us.  We used substantially all of the net proceeds from this offering to purchase Agency RMBS, including adjustable-rate and fixed-rate Agency RMBS.

On October 3, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 15,525,000 shares of our common stock (including the 2,025,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.89 per share. On October 9, 2012, we closed on the issuance of 15,525,000 shares of common stock to the underwriter (including the 2,025,000 shares issuable pursuant to the over-allotment option), resulting in total net proceeds of approximately $104.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.  We used the net proceeds from this offering to primarily purchase Agency RMBS and multi-family CMBS.

Third Quarter 2012 Common Stock Dividend

On September 18, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share on shares of our common stock for the quarter ended September 30, 2012. The dividend was paid on October 25, 2012 to our common stockholders of record as of September 28, 2012.

Subsequent Events

Multi-Family CMBS Investment

On October 25, 2012, we completed our purchase of the first loss floating rate security issued by a recent Freddie Mac sponsored multi-family loan securitization for approximately $21.1 million.  We used a portion of the net proceeds from our October 2012 public stock offering to fund the purchase price of this security.

In addition, during the quarter ending December 31, 2012, we expect to purchase the first loss PO securities and certain IO securities from two additional Freddie Mac sponsored multi-family loan securitizations.  We expect to finance our pending purchases of multi-family CMBS with proceeds from working capital and/or available short-term or longer-term structured financing.  Because these acquisitions are pending, there can be no assurance that we will complete the purchases during the expected period, if at all.

Collectively, we expect to pay an aggregate purchase price of approximately $83.1 million for the multi-family CMBS we have purchased or will purchase, from these fourth quarter 2012 Freddie Mac sponsored multi-family loan securitizations.

Current Market Conditions and Commentary

General. The first quarter of 2012 produced signs of a moderately growing U.S. economy and a sharper than expected drop in unemployment, declining to 8.2% in March. However, data for the second and third quarters of 2012 suggests that economic activity has expanded at a moderate pace with GDP growing only 1.3% during the second quarter of 2012 and expanding to 2.0% GDP growth for the 2012 third quarter.  Meanwhile, unemployment data has exhibited mixed results, increasing to 8.3% during the 2012 second quarter and then declining again in September 2012 to 7.8%.  In a statement released on October 24, 2012, the Federal Reserve commented that while household spending advanced a bit more quickly recently and the housing sector has exhibited further signs of improvement, growth in business fixed investment has slowed.  The Federal Reserve also cautioned that strains in global financial markets continue to pose significant downside risks to the economic outlook for the U.S. Recent data also continues to suggest that long-term inflation expectations remain stable. In its October 24, 2012 statement, the Federal Reserve stated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal Funds Rate at least through mid 2015.  Moreover, the Federal Reserve further commented that “to support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the Committee will continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month.” The Federal Reserve also committed to the continuation of “operation twist” through the end of 2012 and is maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency mortgage-backed securities in Agency mortgage-backed securities. Operation twist is the Federal Reserve’s program to extend the average maturity of its holdings of U.S. Treasury securities. Together, these actions by the Federal Reserve are expected to increase the Federal Reserve’s holdings of longer-term securities by about $85 billion each month through the end of the year, which, in the Federal Reserve’s view, should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. This environment has fostered continued strong demand for Agency RMBS backed by ARMs and fixed-rate mortgages while also helping to keep the costs of financing and hedging at or near historical lows.

Continued difficulties in European financial markets and a significantly decelerating trend in GDP in Europe have served as a drag on the U.S. and global economies and continue to generate significant fluctuations in credit and financial markets.  Although the European Central Bank president has indicated that the ECB is designing and may implement appropriate modalities to address the severe malfunctioning in pricing processes in the bond markets of European countries,  the timing and ultimate effectiveness of any such programs remains uncertain and unlikely to settle the credit and financing market until material details have been disclosed.  As a result, we anticipate further credit and financial market volatility during the fourth quarter of 2012 and into 2013.

Multi-family Housing.  Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market.  As a result, pricing on new issuances of multi-family CMBS has increased and is expected to continue to increase in the near future.  In 2012, the GSEs have funded large numbers of new loans on multi-family properties.  We believe this is due, in part, to low levels of new construction and increased demand from former homeowners, which has driven stronger rental income growth across the country. In turn, these two factors have led to recent valuation recovery for multi-family properties and negligible delinquencies on new multi-family loans originated by Freddie Mac and Fannie Mae.

Recent Government Actions. In recent years, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have, however, taken numerous actions to stabilize or improve market and economic conditions in the U.S. or to assist homeowners and may in the future take additional significant actions that may impact our portfolio and our business. However, questions remain over the U.S. Government’s ability to resolve the impending “fiscal cliff.”A description of recent government actions that we believe are most relevant to our operations and business is included below:

•
On October 4, 2012, the Federal Housing Finance Authority (the “FHFA”) released a White Paper entitled “Building a New Infrastructure for the Secondary Mortgage Market.”  The October 2012 White Paper describes a proposed framework for both a new securitization platform and a model Pooling and Servicing Agreement as set forth in an FHFA White Paper issued in February 2012. The framework described in the October 2012 White Paper sets forth three strategic goals for the next phase of the Fannie Mae and Freddie Mac conservatorships as follows: (i) to build a new infrastructure for the secondary mortgage market, (ii) to gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) to maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.  The October 2012 White Paper, which was intended to establish an open exchange of ideas within the mortgage industry that will foster the further development of the above-stated goals, is a proposed framework only. As a result, it is currently unclear whether the proposals set forth in the October 2012 White Paper will be enacted, or if enacted, what the effects of the enactment will be.

•
In a statement issued on September 13, 2012, the U.S. Federal Reserve announced that in order to “support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate,” it intended to implement a program pursuant to which the Federal Reserve would purchase an additional $40 billion of Agency RMBS per month. In the same statement, the Federal Reserve also announced the continuation of operation twist through the end of 2012. In a statement released on October 24, 2012, the Federal Reserve reaffirmed its continued use of these two policy programs and commented that it intended to closely monitor information in coming months and that if the labor market does not improve substantially, the Federal Reserve will continue its purchases of Agency mortgage-backed securities, will undertake additional asset purchases and will employ other policy tools until appropriate improvement is achieved.

•
On September 21, 2011, the U.S. Federal Reserve announced the maturity extension program, or “operation twist,” pursuant to which the U.S. Federal Reserve would sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. In June 2012, the Federal Reserve announced it was increasing the size of this program by $267 billion and extending it through the end of 2012.  This program is intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, the action has created downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the Federal Reserve hopes will provide additional stimulus to support economic recovery.   While longer-term interest rates have fallen significantly since operations twist was implemented, its ability to stimulate economic recovery remains uncertain.

•
On October 24, 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to be made to HARP. Among those changes to HARP, which as modified, we refer to as “HARP II”, are (1) the reduction or elimination in certain cases, of many risk based fees charged to borrowers when refinancing, (2) the expansion of the previous 125% loan-to-value ceiling to allow all underwater borrowers (those borrowers who owe more on their mortgages than the value of their homes) to participate in the program, regardless of the size of their loan versus the value of their home and (3) the removal of certain representations and warranties made on behalf of lenders for loans owned or guaranteed by Fannie Mae or Freddie Mac, among other changes. The provisions of HARP II are only available to borrowers with loans originated prior to June 1, 2009 that are owned or guaranteed by Fannie Mae or Freddie Mac. Aside from the expansion of HARP as described above, borrowers attempting to utilize the provisions of HARP II are subject to the restrictions originally put in place for HARP I. Although it is not yet possible to gauge the ultimate success of HARP II, the FHFA’s actions present the opportunity for many borrowers, who previously could not, to take advantage of the ability to refinance their mortgages into lower interest rates, possibly resulting in higher prepayment speeds. Prepayment spreads have generally trended higher during the first nine months of 2012 as compared to 2011.  HARP II may negatively impact our Agency RMBS, particularly the performance of our Agency IOs.

•
On August 31, 2011, the SEC published a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act should continue to be allowed to rely on such exemption from registration. This release suggests that the SEC may modify the exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. The comment period relating to the concept release concluded during the fourth quarter of 2011. The SEC has yet to provide additional information on its position relating to this exception and timing of any future changes to the exemption remains unknown.

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

Credit Spreads. Over the past few years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities). However, during the last six months of 2011, the credit markets experienced significant spread widening due to a series of factors, including concerns related to a possible global economic slowdown, the European sovereign debt crisis and continued concern with respect to certain U.S. domestic economic policies. During the nine months ended September 30, 2012, although credit spreads in the residential and commercial markets have generally tightened, they have experienced significant fluctuations due, in part, to continued concerns regarding the European debt crisis and recession and growing concerns regarding the U.S. Government’s ability to address the “fiscal cliff.” Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IO’s are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Financing markets and liquidity. The availability of repurchase agreement financing for our Agency RMBS portfolio remains stable with interest rates between 0.38% and 0.45% for 30 day repurchase agreements for Agency ARMs and Agency fixed-rate RMBS. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.21% at September 28, 2012, marking a decrease of approximately 4 basis points from June 29, 2012, and a decrease of 9 basis points from the previous year end. Longer term interest rates also decreased during the nine months ended September 30, 2012, with the 10-year U.S. Treasury Rate decreasing by 24 basis points to 1.63% at September 28, 2012.  We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves. However, given the global economic headwinds and expected modest economic growth, we believe that interest rates, and thus our short-term financing costs, are likely to remain at very low levels until such time as the economic data begin to confirm an acceleration of overall economic recovery.  These lower interest rates may contribute to higher prepayment experience for our portfolio while the conditions persist.

While the financing markets for Agency RMBS remain favorable, financing and liquidity for commercial real estate securities remains uneven at best, although it has shown recent signs of improving. For example, short term financing for our multi-family CMBS assets has included interest rates of approximately 7.8%. In addition, we have recently begun to see more longer term financing opportunities present themselves, such as the multi-family CMBS re-securitization transaction we completed in May 2012.

Prepayment rates. As a result of various government initiatives, particularly HARP II, and relatively low intermediate and longer-term treasury yields, rates on conforming mortgages have repeatedly established new historical lows during the nine months ended September 30, 2012. The result has been a noticeable upward trend in prepayment rates over the past nine months, as indicated in the table set forth under the caption “- Results of Operations – Prepayment Experience.”

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 and “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein. The Company elected the fair value option for its Agency IO strategy and the Consolidated K-Series (as defined in Note 1 to our unaudited condensed consolidated financial statements included in this report), which measures unrealized gains and losses through earnings in the condensed consolidated statements of operations.

Fair Value. The Company has established and documented processes for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. Such inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company’s IOs, POs, multi-family loans held in securitization trust and multi-family CDOs are considered to be the most significant of its fair value estimates.

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of September 30, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series represents three separate multi-family mortgage loan securitizations undertaken by Freddie Mac, including the K-3 Series, the K-6 Series and the K-18 Series, of which we, or one of our SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were variable interest entities (“VIEs”) and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, interest income and interest expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations.

Summary of Operations

For the three months ended September 30, 2012, the Company reported net income attributable to common stockholders of $7.9 million as compared to net loss of $15,000 for the three months ended September 30, 2011. The $7.9 million increase in net income attributable to common stockholders for the three months ended September 30, 2012, as compared to the same period in the previous year, was due primarily to a $6.2 million decrease in net unrealized loss on investment securities and related hedges, a $2.5 million increase in net realized gains on securities and related hedges, a $1.9 million increase in net interest margin on our investment portfolio and loans held in securitization trusts, a $0.8 million increase in net unrealized gain on multi-family loans and debt held in securitization trusts, partially offset by a $2.5 million increase in general, administrative and other expenses, a $0.5 million decrease in income from investments in limited partnership and limited liability company and a $0.5 million increase in income tax expense. The significant decline in net unrealized loss on investment securities and related hedges was mainly related to an improved environment for our portfolio as compared to the comparative 2011 periods. During the 2011 third quarter, a confluence of factors, including uncertainty and concerns of systemic risk related to the European sovereign debt crisis and a revamping of the rules for HARP II, contributed to a significant widening of credit spreads during the 2011 third quarter, which in turn, negatively impacted the pricing of our Agency IOs at September 30, 2011.

The increase in net interest margin for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily due to an increase in average interest earning assets of approximately $328.7 million, which was mainly driven by the Company’s additional investments in Agency RMBS and multi-family CMBS during 2012. Net interest spread decreased by approximately 245 basis points for the quarter ended September 30, 2012 as compared to the same period the previous year. The decrease was due in large part to an increase in the Company’s leveraged Agency RMBS position, primarily through investments in Agency ARMs and Agency fixed rate RMBS, relative to its credit-sensitive assets. In most cases, the Company’s credit-sensitive assets benefit from having much larger interest rate spreads, but utilize little or no leverage. However, because the Company applies greater leverage to its Agency ARMs and Agency fixed rate RMBS trades, the Agency ARMs and Agency fixed rate RMBS in the Company’s portfolio generally produce a total net return on equity that is substantially in-line with the total net returns produced by the Company’s overall investment portfolio.

The $2.5 million increase in general, administrative and other expenses was due primarily to a $2.2 million increase in management fees, primarily due to increased profitability of our investments during the 2012 third quarter as compared to the same period in 2011.

Finally, the $2.5 million increase in net realized gain on securities and related hedges is primarily due to the sale of approximately $49.4 million of seasoned Agency ARMs during the period resulting in a gain of approximately $1.6 million.

Financial Condition

As of September 30, 2012, we had approximately $5.2 billion of total assets, as compared to approximately $682.7 million of total assets as of December 31, 2011. The increase is primarily due to the consolidation of multi-family loans held in securitization trusts on our balance sheet, which represents the assets comprising the Consolidated K-Series, and the purchase primarily of leveraged Agency RMBS with cash proceeds from recent equity offerings. See "Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Investment Allocation

The following tables set forth our allocated equity by investment type at September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

At September 30, 2012:
	Agency RMBS (1)	Agency IOs	Multi- Family CMBS (2)	Residential Securitized Loans	Other (3)	Total

Carrying value	$566,824	$77,538	$111,255	$193,905	$40,247	$989,769
Liabilities:
Callable (4)	(505,570)	(57,794)	(10,432)	-	(6,380)	(580,176)
Non callable	-	-	(26,138)	(187,522)	(45,000)	(258,660)
Hedges (Net) (5)	2,147	5,935	-	-	-	8,082
Cash	-	27,531	-	-	41,039	68,570
Other	2,817	1,305	103	1,671	(11,467)	(5,571)

Net equity allocated	$66,218	$54,515	$74,788	$8,054	$18,439	$222,014

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements.  A reconciliation to our financial statements as of September 30, 2012 follows:

Multi-Family loans held in securitization trusts, at fair value	$3,952,088
Multi-Family CDOs, at fair value	(3,862,474)
Net carrying value	89,614
CMBS, at fair value (available for sale)	21,641
Total CMBS, at fair value	111,255
Securitized debt	(26,138)
Repurchase agreements	(10,432)
Other	103
Net Equity in Multi-Family CMBS	$74,788

(3)
Other includes CLOs having a carrying value of $29.6 million, loans held for investment and non-Agency RMBS. Other callable liabilities include a $6.4 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

(4)	Includes repurchase agreements.
(5)	Includes derivative assets, receivable for securities sold, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

At December 31, 2011:
	Agency ARMs	Agency IOs	Multi- Family CMBS	Residential Securitized Loans	Other (1)	Total

Carrying value	$68,776	$63,681	$41,185	$206,920	$44,301	$424,863
Liabilities:
Callable (2)	(56,913)	(49,226)	(21,531)	-	(6,535)	(134,205)
Non callable	-	-	-	(199,762)	(45,000)	(244,762)
Hedges (Net) (3)	(304)	9,317	-	-	-	9,013
Cash	-	16,536	-	-	16,586	33,122
Other	-	1,333	-	-	(3,057)	(1,724)

Net equity allocated	$11,559	$41,641	$19,654	$7,158	$6,295	$86,307

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

Balance Sheet Analysis

Investment Securities Available for Sale.  At September 30, 2012, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At September 30, 2012, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in investment securities available for sale as of September 30, 2012 as compared to December 31, 2011 is primarily a result of increased purchases of Agency RMBS during the third quarter of 2012 with cash proceeds from recent equity offerings. The following tables set forth the balances of our investment securities available for sale as of September 30, 2012 and December 31, 2011, respectively:

Balances of Our Investment Securities Available for Sale (dollar amounts in thousands):

September 30, 2012	Par Value	Carrying Value	% of Total
Agency RMBS:
ARMs	$273,373	$289,978	42.8%
Fixed Rate	258,602	276,846	40.9%
IOs	533,410	77,538	11.5%
Non-Agency RMBS	4,068	2,474	0.4%
CLOs	35,550	29,637	4.4%
Total	$1,105,003	$676,473	100.0%

December 31, 2011	Par Value	Carrying Value	% of Total
Agency RMBS:
ARMs	$65,112	$68,775	34.3%
IOs	537,032	63,682	31.8%
CMBS:
POs	138,386	34,927	17.5%
IOs	850,821	6,258	3.1%
Non-Agency RMBS	6,079	3,945	1.9%
CLOs	35,550	22,755	11.4%
Total	$1,632,980	$200,342	100.0%

Investment Securities Available for Sale Held in Securitization Trust.  At September 30, 2012, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trust, which are multi-family CMBS contributed to the RB Commercial Trust 2012-RS1 (the “2012-RS1 Trust”), a subsidiary of the Company that was created to facilitate a multi-family CMBS re-securitization transaction completed by the Company in May 2012.  The following table sets forth the balances of our investment securities available for sale held in securitization trust as of September 30, 2012:

Balances of Our Investment Securities Available for Sale Held in Securitization Trust (dollar amounts in thousands):

September 30, 2012	Par Value	Carrying Value	% of Total
CMBS:
POs	$63,873	$15,452	71.4%
IOs	846,281	6,189	28.6%
Total	$910,154	$21,641	100.0%

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	As of September 30, 2012			As of December 31, 2011
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal

$0 - $500	29	8/2015 - 8/2019	$12,205	20	8/2015 – 11/2018	$8,583
$500 - $2,000	135	12/2012 - 8/2019	177,119	103	12/2012 – 12/2018	147,598
$2,000 - $5,000	74	3/2013 - 9/2019	212,868	84	4/2013 – 9/2019	250,010
$5,000 - $10,000	4	2/2013 - 7/2017	21,866	6	2/2013 – 3/2016	35,623
Total	242		$424,058	213		$441,814

September 30, 2012

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	25	$52,344	12.3%
Retail Store	17	31,882	7.4%
Diversified/Conglomerate Service	21	30,328	7.1%
Chemicals, Plastics and Rubber	16	29,928	7.0%
Electronics	14	26,318	6.2%
Telecommunications	11	24,672	5.8%
Beverage, Food & Tobacco	13	23,609	5.6%
Leisure, Amusement, Motion Pictures & Entertainment	10	20,963	4.9%
Personal & Non-Durable Consumer Products	10	18,028	4.3%
Hotels, Motels, Inns and Gaming	6	16,975	4.0%
Aerospace & Defense	11	16,379	3.9%
Utilities	7	15,561	3.7%
Personal, Food & Misc Services	10	12,480	2.9%
Diversified/Conglomerate Mfg	9	11,063	2.6%
Automobile	7	10,495	2.5%
Broadcasting & Entertainment	6	9,218	2.2%
Banking	6	8,739	2.1%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	7,446	1.7%
Insurance	2	5,779	1.4%
Printing & Publishing	2	5,653	1.3%
Personal Transportation	3	5,580	1.3%
Grocery	3	5,385	1.3%
Finance	5	5,185	1.2%
Buildings and Real Estate	2	4,997	1.2%
Ecological	4	4,919	1.2%
Farming & Agriculture	2	3,735	0.9%
Textiles & Leather	4	3,615	0.9%
Cargo Transport	2	3,473	0.8%
Containers, Packaging and Glass	3	2,480	0.6%
Oil & Gas	3	1,935	0.5%
Diversified Natural Resources, Precious Metals and Minerals	1	1,536	0.4%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1,497	0.4%
Mining, Steel, Iron and Non-Precious Metals	1	1,365	0.3%
Personal and Non-Durable Consumer Products (mfg only)	1	496	0.1%
	242	$424,058	100.0%

December 31, 2011

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	24	$61,543	13.9%
Retail Store	14	35,704	8.1%
Electronics	13	31,721	7.2%
Telecommunications	13	27,638	6.3%
Chemicals, Plastics and Rubber	12	25,336	5.7%
Diversified/Conglomerate Service	15	22,320	5.1%
Beverage, Food & Tobacco	10	20,274	4.6%
Leisure, Amusement, Motion Pictures & Entertainment	8	18,904	4.3%
Personal & Non-Durable Consumer Products	8	18,203	4.1%
Aerospace & Defense	10	17,254	3.9%
Utilities	5	16,723	3.8%
Hotels, Motels, Inns and Gaming	5	15,914	3.6%
Personal, Food & Misc. Services	12	14,598	3.3%
Containers, Packaging and Glass	7	14,493	3.3%
Finance	8	11,471	2.6%
Printing & Publishing	4	11,404	2.6%
Automobile	7	9,829	2.2%
Diversified/Conglomerate Mfg.	6	9,643	2.2%
Banking	3	8,777	2.0%
Broadcasting & Entertainment	3	6,293	1.4%
Mining, Steel, Iron and Non-Precious Metals	3	6,242	1.4%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	6,029	1.4%
Textiles & Leather	5	5,281	1.2%
Personal Transportation	2	4,969	1.1%
Grocery	3	4,911	1.1%
Buildings and Real Estate	2	4,887	1.1%
Insurance	2	4,352	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1	2,227	0.5%
Ecological	2	1,984	0.4%
Farming & Agriculture	1	1,900	0.4%
Cargo Transport	1	990	0.2%
	213	$441,814	100.0%

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

At September 30, 2012, residential mortgage loans held in securitization trusts totaled approximately $193.9 million. The Company has an aggregate net equity investment of approximately $7.3 million in the three securitization trusts at September 30, 2012. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.9% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	Number of Loans	Par Value	Weighted Average Coupon	Carrying Value
September 30, 2012	486	$195,540	3.08%	$193,905
December 31, 2011	512	$208,934	2.82%	$206,920

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of September 30, 2012 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$441	$2,950	$48
Current Coupon Rate	3.08%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	271	279	238
Average Months to Reset	3	11	1
Original Average FICO Score	728	818	593
Original Average LTV	70.45%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	3.0%	1.69%
Six Month LIBOR	73.0%	2.40%
One Year LIBOR	16.1%	2.26%
One Year Constant Maturity Treasury	7.9%	2.65%
Total	100.0%	2.38%

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

The following tables detail activity for the residential mortgage loans held in securitization trusts (net) for the nine months ended September 30, 2012 and 2011, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2012	$208,934	$1,317	$(3,331)	$206,920
Principal repayments	(10,927)	—	—	(10,927)
Provision for loan loss	—	—	(568)	(568)
Transfer to real estate owned	(2,467)	—	898	(1,569)
Charge-Offs	—	—	127	127
Amortization for premium	—	(78)	—	(78)
Balance, September 30, 2012	$195,540	$1,239	$(2,874)	$193,905

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2011	$229,323	$1,451	$(2,589)	$228,185
Principal repayments	(16,860)	—	—	(16,860)
Provision for loan loss	—	—	(1,191)	(1,191)
Transfer to real estate owned	(234)	—	16	(218)
Charge-Offs	175	—	445	620
Amortization for premium	—	(113)	—	(113)
Balance, September 30, 2011	$212,404	$1,338	$(3,319)	$210,423

The following table details loan summary information for our residential mortgage loans held in securitization trusts at September 30, 2012 (dollar amounts in thousands):

Description			Interest Rate			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	14	3.38	2.38	3.04	12/01/34	11/01/35	360	NA	$1,858	$1,004	$71
FAMILY	<= $250	72	4.88	2.38	3.19	09/01/32	12/01/35	360	NA	16,006	13,296	859
	<= $500	80	4.13	2.38	3.10	07/01/33	01/01/36	360	NA	31,003	28,111	4,415
	<=$1,000	32	3.88	1.50	3.03	08/01/33	12/01/35	360	NA	25,728	23,836	756
	>$1,000	19	3.50	3.00	3.14	01/01/35	11/01/35	360	NA	33,857	33,874	9,048
	Summary	217	4.88	1.50	3.12	09/01/32	01/01/36	360	NA	$108,452	$100,121	$15,149
2-4	<= $100	2	4.00	3.38	3.69	02/01/35	07/01/35	360	NA	$212	$160	$75
FAMILY	<= $250	6	4.00	3.00	3.38	12/01/34	07/01/35	360	NA	1,283	1,077	-
	<= $500	15	7.25	2.13	3.26	09/01/34	01/01/36	360	NA	5,554	5,046	254
	<=$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	>$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	Summary	23	7.25	2.13	3.33	09/01/34	01/01/36	360	NA	$7,049	$6,283	$329
Condo	<= $100	15	3.88	3.00	3.22	12/01/34	12/01/35	360	NA	$2,157	$1,001	$-
	<= $250	71	3.88	1.50	3.14	02/01/34	01/01/36	360	NA	14,500	12,404	466
	<= $500	53	4.13	2.38	3.08	09/01/32	12/01/35	360	NA	19,091	17,038	294
	<=$1,000	15	4.13	1.63	2.97	08/01/33	09/01/35	360	NA	11,749	10,863	742
	> $1,000	8	3.25	3.00	3.06	03/01/35	09/01/35	360	NA	12,544	12,534	-
	Summary	162	4.13	1.50	3.11	09/01/32	01/01/36	360	NA	$60,041	$53,840	$1,502
CO-OP	<= $100	4	3.25	2.38	2.91	10/01/34	08/01/35	360	NA	$443	$285	$-
	<= $250	14	3.63	2.50	3.11	10/01/34	12/01/35	360	NA	2,907	2,436	212
	<= $500	18	3.63	1.38	3.11	08/01/34	12/01/35	360	NA	7,933	6,594	263
	<=$1,000	11	3.25	3.00	3.02	12/01/34	10/01/35	360	NA	8,563	8,287	-
	> $1,000	4	3.00	2.25	2.81	11/01/34	12/01/35	360	NA	5,659	5,151	-
	Summary	51	3.63	1.38	3.01	08/01/34	12/01/35	360	NA	$25,505	$22,753	$475
PUD	<= $100	1	3.00	3.00	3.00	07/01/35	07/01/35	360	NA	$100	$87	$-
	<= $250	17	3.50	2.38	3.07	08/01/32	12/01/35	360	NA	3,785	3,441	-
	<= $500	9	3.38	2.88	3.06	08/01/32	12/01/35	360	NA	3,305	3,041	455
	<=$1,000	3	3.25	3.00	3.17	09/01/34	07/01/35	360	NA	2,182	1,993	843
	> $1,000	3	3.25	2.91	3.05	04/01/34	12/01/35	360	NA	4,148	3,981	-
	Summary	33	3.50	2.38	3.07	08/01/32	12/01/35	360	NA	$13,520	$12,543	$1,298
Summary	<= $100	36	4.00	2.38	3.13	10/01/34	12/01/35	360	NA	$4,770	$2,537	$146
	<= $250	180	4.88	1.50	3.16	08/01/32	01/01/36	360	NA	38,481	32,654	1,537
	<= $500	175	7.25	1.38	3.10	08/01/32	01/01/36	360	NA	66,886	59,830	5,681
	<=$1,000	61	4.13	1.50	3.02	08/01/33	12/01/35	360	NA	48,222	44,979	2,341
	> $1,000	34	3.50	2.25	3.08	04/01/34	12/01/35	360	NA	56,208	55,540	9,048
	Grand Total/ Weighted Average	486	7.25	1.38	3.08	08/01/32	01/01/36	360	NA	$214,567	$195,540	$18,753

The following table details loan summary information for our residential mortgage loans held in securitization trusts at December 31, 2011 (dollar amounts in thousands):

Description			Interest Rate			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	14	3.00	2.50	2.88	09/01/34	11/01/35	360	NA	$1,658	$1,055	$-
FAMILY	<= $250	71	4.50	2.50	2.96	09/01/32	12/01/35	360	NA	16,299	13,107	956
	<= $500	89	3.75	2.50	2.87	07/01/33	01/01/36	360	NA	33,896	31,056	6,135
	<=$1,000	34	3.50	1.50	2.77	08/01/33	12/01/35	360	NA	27,122	25,368	3,411
	>$1,000	21	3.25	2.63	2.81	01/01/35	11/01/35	360	NA	37,357	36,811	9,047
	Summary	229	4.50	1.50	2.88	09/01/32	01/01/36	360	NA	$116,332	$107,397	$19,549
2-4	<= $100	2	3.63	3.00	3.31	02/01/35	07/01/35	360	NA	$212	$168	$75
FAMILY	<= $250	6	3.63	2.63	3.02	12/01/34	07/01/35	360	NA	1,283	1,094	-
	<= $500	15	7.25	2.13	3.10	09/01/34	01/01/36	360	NA	5,554	5,134	254
	<=$1,000	-	-	-	-	-	-	360	NA	-	-	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	23	7.25	2.13	3.10	09/01/34	01/01/36	360	NA	$7,049	$6,396	$329
Condo	<= $100	13	3.25	2.63	2.81	01/01/35	12/01/35	360	NA	$1,640	$844	$-
	<= $250	72	3.50	1.50	2.93	02/01/34	01/01/36	360	NA	14,297	12,415	468
	<= $500	58	3.75	2.38	2.84	09/01/32	12/01/35	360	NA	20,942	18,891	-
	<=$1,000	14	3.88	1.63	2.76	08/01/33	09/01/35	360	NA	10,339	9,996	-
	> $1,000	10	2.88	2.63	2.73	01/01/35	09/01/35	360	NA	14,914	14,559	-
	Summary	167	3.88	1.50	2.86	09/01/32	01/01/36	360	NA	$62,132	$56,705	$468
CO-OP	<= $100	4	2.88	2.50	2.69	10/01/34	08/01/35	360	NA	$443	$306	$-
	<= $250	15	3.38	2.25	2.78	10/01/34	12/01/35	360	NA	3,423	2,573	212
	<= $500	23	3.50	1.38	2.78	08/01/34	12/01/35	360	NA	9,537	8,233	-
	<=$1,000	11	2.88	2.63	2.69	12/01/34	10/01/35	360	NA	8,563	8,321	-
	> $1,000	4	2.75	2.25	2.59	11/01/34	12/01/35	360	NA	5,659	5,232	-
	Summary	57	3.50	1.38	2.72	08/01/34	12/01/35	360	NA	$27,625	$24,665	$212
PUD	<= $100	1	2.63	2.63	2.63	07/01/35	07/01/35	360	NA	$100	$89	$-
	<= $250	18	3.13	2.50	2.87	08/01/35	12/01/35	360	NA	3,958	3,656	160
	<= $500	10	3.00	2.63	2.88	08/01/32	12/01/35	360	NA	3,665	3,422	315
	<=$1,000	4	3.25	2.75	2.99	05/01/34	07/01/35	360	NA	2,832	2,593	-
	> $1,000	3	2.88	2.75	2.83	04/01/34	12/01/35	360	NA	4,148	4,011	-
	Summary	36	3.25	2.50	2.87	08/01/32	12/01/35	360	NA	$14,703	$13,771	$475
Summary	<= $100	34	3.63	2.50	2.85	09/01/34	12/01/35	360	NA	$4,053	$2,462	$75
	<= $250	182	4.50	1.50	2.93	08/01/32	01/01/36	360	NA	39,260	32,845	1,796
	<= $500	195	7.25	1.38	2.87	08/01/32	01/01/36	360	NA	73,594	66,736	6,704
	<=$1,000	63	3.88	1.50	2.77	08/01/33	12/01/35	360	NA	48,856	46,278	3,411
	> $1,000	38	3.25	2.25	2.77	04/01/34	12/01/35	360	NA	62,078	60,613	9,047
	Grand Total/ Weighted Average	512	7.25	1.38	2.82	08/01/32	01/01/36	360	NA	$227,841	$208,934	$21,033

Multi-Family Loans Held in Securitization Trusts. As of September 30, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series represents three separate multi-family mortgage loan securitizations undertaken by Freddie Mac, which includes the K-3 Series, the K-6 Series and the K-18 Series, of which we, or one of our SPEs, own the first loss POs and certain IOs. We determined that the Consolidated K-Series were variable interest entities (“VIEs”) and that we are the primary beneficiary of the Consolidated K-Series. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, interest income and interest expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations. As of September 30, 2012, the Consolidated K-Series was comprised of $4.0 billion in multi-family loans held in securitization trusts and $3.9 billion in multi-family CDOs.  In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the three and nine months ended September 30, 2012 included $36.1 million and $67.1 million in interest income and $33.4 million and $62.5 million in interest expense, respectively. Also, we recognized a $0.8 million and $5.0 million unrealized gain in the statement of operations for the three and nine months ended September 30, 2012, respectively, as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our maximum exposure to loss from the Consolidated K-Series is our carrying value of $89.6 million as of September 30, 2012.

Multi-Family CMBS Loan Characteristics

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of September 30, 2012 and December 31, 2011, respectively (dollar amounts in thousands, except as noted):

September 30, 2012	December 31, 2011
Current balance of loans	$5,847,173	$3,457,297
Number of loans	377	234
Weighted average original LTV	69.0%	68.0%
Weighted average underwritten debt service coverage ratio	1.42	x	1.52	x
Current average loan size	$15,510	$14,775
Weighted average original loan term (in months)	118	117
Weighted average current remaining term (in months)	94	101
Weighted average loan rate	5.15%	5.25%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
Texas	12.9%	14.3%
California	11.8%	9.3%
New York	6.4%	7.2%
Georgia	4.8%	6.7%
Washington	5.2%	6.3%
Florida	5.7%	5.5%

Financing Arrangements, Portfolio Investments. As of September 30, 2012, we had approximately $580.2 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less. As of September 30, 2012, the current weighted average borrowing rate on these financing facilities was 0.65%. For the three months ended September 30, 2012, the ending balance, quarterly average and maximum balance at any month-end for our repurchase agreement borrowings were $580.2 million, $345.9 million and $593.0 million, respectively. Our repurchase agreement borrowings as of September 30, 2012 are higher as compared to December 31, 2011 primarily as a result of our increased investments in Agency ARMs and Agency fixed rate RMBS during the nine months ended September 30, 2012.

Residential Collateralized Debt Obligations. As of September 30, 2012, we had $187.5 million of residential collateralized debt obligations, or Residential CDOs, outstanding with a weighted average interest rate of 0.66%.

Multi-Family Collateralized Debt Obligations. As of September 30, 2012, we had $3.9 billion of multi-family collateralized debt obligations, or Multi-Family CDOs, outstanding with a weighted average interest rate of 5.10%. These Multi-Family CDO’s are obligations of the Consolidated K-Series.  We determined that we are the primary beneficiary of the Consolidated K-Series and have consolidated the Consolidated K-Series into our financial statements.

Securitized Debt. As of September 30, 2012, we had $26.1 million of securitized debt, which was issued at a discount and provides for a bond equivalent yield of 9.5% to the purchaser. This securitized debt represents the notes issued in our May 2012 multi-family CMBS re-securitization transaction, which is securitized by the multi-family CMBS contributed to the 2012-RS1 Trust.

Subordinated Debentures. As of September 30, 2012, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.29%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At September 30, 2012, the Company had $238.8 million of notional amount of interest rate swaps outstanding with a fair market liability value of $1.9 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

In addition to utilizing interest rate swaps, we may purchase or sell short U.S. Treasury securities or enter into Eurodollar or other futures contracts or options to help mitigate the potential impact of changes in interest rates on the performance of our Agency IOs. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities, Eurodollar or other futures and swaptions are recognized through earnings in the condensed consolidated statements of operations.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2012 was $222.0 million and included $18.4 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $17.1 million in unrealized gains primarily related to our CLOs, $3.5 million in unrealized gains related to our Agency RMBS, partially offset by $1.9 million in unrealized derivative losses related to cash flow hedges and $0.3 million in net unrealized losses related to our CMBS. Stockholders’ equity at December 31, 2011 was $85.3 million and included $11.3 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2011 consisted of $12.8 million in unrealized gains primarily related to our CLOs, $1.2 million in unrealized losses related to our CMBS and $0.3 million in unrealized derivative losses related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the three and nine months ended September 30, 2012, respectively (amounts in thousands, except per share):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$112,991	17,369	$6.51	$85,278	13,938	$6.12
Stock issuance, net	107,869	16,675		128,213	20,106
Balance after share issuance activity	220,860	34,044	6.49	213,491	34,044	6.27
Dividends declared	(9,192)		(0.27)	(17,426)		(0.51)
Net change AOCI:(2)
Hedges	(1,791)		(0.05)	(1,619)		(0.05)
RMBS	2,485		0.07	3,313		0.10
CMBS	(249)		(0.01)	766		0.02
CLOs	1,988		0.06	4,600		0.14
Net income excluding unrealized gains and losses on investment securities and related hedges and multi-family loans and debt held in securitization trusts	9,027		0.27	16,476		0.48
Unrealized net losses on investment securities and related hedges	(1,876)		(0.06)	(2,577)		(0.08)
Unrealized net gains on multi-family loans and debt held in securitization trusts	762		0.02	4,990		0.15
Ending Balance	$222,014	34,044	$6.52	$222,014	34,044	$6.52

(1)	Outstanding shares used to calculate book value per share for the quarter ended period is based on outstanding shares as of September 30, 2012 of 34,044,374.
(2)	Accumulated other comprehensive income (“AOCI”).

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 to the Three and Nine Months Ended September 30, 2011

For the three and nine months ended September 30, 2012, we reported net income attributable to common stockholders of $7.9 million and $18.9 million, respectively, as compared to net loss attributable to common stockholders of $15,000 for the three months ended September 30, 2011 and net income attributable to common stockholders of $6.7 million for the nine months ended September 30, 2011. The main components of the change in net income for the three and nine months ended September 30, 2012 as compared to the same periods for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	$ Change	2012	2011	$ Change
Net interest income	$8,130	$6,228	$1,902	$20,178	$14,039	$6,139
Total other income (expense)	$3,623	$(5,457)	$9,080	$8,215	$(459)	$8,674
Total general, administrative and other expenses	$3,241	$717	$2,524	$8,568	$6,464	$2,104
Income from continuing operations before income taxes	$8,512	$54	$8,458	$19,825	$7,116	$12,709
Income tax expense	$598	$56	$542	$1,065	$419	$646
Net income	$7,913	$17	$7,896	$18,792	$6,720	$12,072
Net income (loss) attributable to common stockholders	$7,913	$(15)	$7,928	$18,889	$6,668	$12,221
Basic income per common share	$0.30	$—	$0.30	$1.01	$0.67	$0.34
Diluted income per common share	$0.30	$—	$0.30	$1.01	$0.67	$0.34

The $7.9 million increase in net income attributable to common stockholders for the three months ended September 30, 2012, as compared to the same period in the previous year, was due primarily to a $6.2 million decrease in net unrealized loss on investment securities and related hedges, a $2.5 million increase in net realized gains on securities and related hedges, a $1.9 million increase in net interest margin on our investment portfolio and loans held in securitization trusts, a $0.8 million increase in net unrealized gain on multi-family loans and debt held in securitization trusts, partially offset by a $2.5 million increase in general, administrative and other expenses, a $0.5 million decrease in income from investments in limited partnership and limited liability company and a $0.5 million increase in income tax expense.  The significant decline in net unrealized loss on investment securities and related hedges was mainly related to an improved environment for our portfolio as compared to the comparative 2011 periods.  During the 2011 third quarter, a confluence of factors, including uncertainty and concerns of systemic risk related to the European sovereign debt crisis and a revamping of the rules for HARP II, contributed to a significant widening of credit spreads during the 2011 third quarter, which in turn, negatively impacted the pricing of our Agency IOs at September 30, 2011.

The $12.2 million increase in net income attributable to common stockholders for the nine months ended September 30, 2012, as compared to the same period in the previous year, was due primarily to a $6.2 million decrease in net unrealized loss on investment securities and related hedges, a $6.1 million increase in net interest margin on our investment portfolio and loans held in securitization trusts, a $5.0 million increase in net unrealized gain on multi-family loans and debt held in securitization trusts, a $0.9 million decrease in provision for loan losses, partially offset by a $2.3 million decrease in net realized gain on investment securities and related hedges, a $2.1 million increase in general, administrative and other expenses, a $1.1 million decrease in income from investments in limited partnership and limited liability company and a $0.6 million increase in income tax expense.

The improvements in net interest margin during the three and nine months ended September 30, 2012, as compared to the same periods in the prior year was driven by continued low financing rates and an increase of approximately $328.7 million in our average interest earning assets. The increases in our average interest earning assets was a result of our purchase of additional leveraged Agency RMBS and other investments with the cash proceeds from our recent equity offerings.

The $0.8 million and $5.0 million increase in net unrealized gains on multi-family loans and debt held in securitization trusts for the three and nine months ended September 30, 2012, respectively, as compared to the same period in 2011, reflects the changes in valuations of the assets and liabilities of the Consolidated K-Series. As discussed above, unrealized gains and losses for these assets are reflected in the statement of operations. The valuation for the Consolidated K-Series’ assets and liabilities benefitted during the 2012 periods from tightening credit spreads.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
General, Administrative and Other Expenses:	2012	2011	% Change	2012	2011	% Change
Salaries, benefits and directors’ compensation	$597	$414	44.2%	$1,703	$1,326	28.4%
Professional fees	383	310	23.5%	1,290	1,075	20.0%
Management fees	1,772	(466)	480.3%	3,987	2,669	49.4%
Other	489	459	6.5%	1,588	1,394	13.9%
Total	$3,241	$717	352.0%	$8,568	$6,464	32.5%

The general, administrative and other expenses increase of $2.5 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, was due primarily to increases of $2.2 million and a $1.3 million, respectively, in management fees, and $0.2 and $0.4 million, respectively, in salaries, benefits and directors’ compensation.  The increase in management fees for the three and nine months ended September 30, 2012 is primarily a result of increased profitablility of our investments, including those managed by Midway.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency and non-Agency RMBS, CMBS (including CMBS held in securitization trust), prime ARM loans held in securitization trusts, loans held for investment, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions) (1)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
September 30, 2012 (2)	$698.5	5.99%	1.29%	4.70%
June 30, 2012 (2)	$409.4	7.28%	1.33%	5.95%
March 31, 2012 (2)	$396.4	7.59%	1.01%	6.58%
December 31, 2011	$372.9	7.17%	0.97%	6.20%
September 30, 2011	$369.8	8.04%	0.89%	7.15%
June 30, 2011	$341.7	7.59%	0.94%	6.65%
March 31, 2011	$310.2	4.76%	1.08%	3.68%
December 31, 2010	$318.0	4.98%	1.45%	3.53%

(1)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
(2)	Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than the Consolidated K-Series’ securities actually owned by us.
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

Prepayment Experience. The constant prepayment rate (“CPR”) on our overall portfolio of RMBS and residential loans held in securitization trusts  averaged approximately 15.1% during the quarter ended September 30, 2012, as compared to 16.6% during the quarter ended June 30, 2012. CPRs on our overall RMBS portfolio for the quarter ended September 30, 2012 averaged approximately 18.0%, as compared to 20.0% for the quarter ended June 30, 2012.  The CPRs on our residential mortgage loans held in our securitization trusts for the quarter ended September 30, 2012 averaged approximately 4.6%, as compared to 7.4% for the quarter ended June 30, 2012. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

The following table sets forth the constant prepayment rates for selected asset classes, by quarter:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%
June 30, 2012	24.8%	N/A	19.4%	15.2%	7.4%	16.6%
March 31, 2012	18.1%	N/A	19.6%	13.3%	8.1%	16.6%
December 31, 2011	16.9%	N/A	19.5%	12.6%	5.2%	15.8%
September 30, 2011	16.6%	N/A	10.1%	14.7%	10.2%	10.8%
June 30, 2011	19.3%	N/A	8.0%	11.2%	8.4%	8.8%
March 31, 2011	16.5%	N/A	10.4%	20.8%	7.0%	9.6%
December 31, 2010	22.6%	N/A	N/A	18.4%	11.5%	13.8%

Federal Housing Finance Agency HARP II Program

In November 2011, the U.S. Government announced details of HARP II, which is a program designed to assist borrowers who are current with their mortgage payments but are unable to refinance due to property valuation ratios. HARP II will target homeowners who did not participate in the original version of HARP and whose mortgages were originated prior to June 1, 2009. Approximately 2.6% of the Agency RMBS in our portfolio contain mortgages which are eligible for refinancing and thus may be prepaid under HARP II given the parameters of the program.

Non-GAAP Financial Measure

In addition to disclosing financial results calculated in accordance with United States generally accepted accounting principles (GAAP), we also present a non-GAAP financial measure that adjusts for certain items. The non-GAAP financial measure, net income excluding unrealized gains and losses associated with investment securities and related hedges and the Consolidated K-Series, set forth below is provided to enhance the user’s overall understanding of our financial performance. Specifically, management believes the non-GAAP financial measure provides useful information to investors by excluding or adjusting certain items affecting reported operating results that were unusual or not indicative of our core operating results. The non-GAAP financial measure presented by the Company should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Moreover, the non-GAAP financial measure may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measure included in this filing has been reconciled to the nearest GAAP measure, which is net income attributable to common stockholders.

Net Income Excluding Unrealized Gains and Losses Associated with Investment Securities and Related Hedges and Consolidated K-Series

A reconciliation between net income excluding unrealized gains and losses related to our investment securities and related hedges and multi-family loans and debt held in securitization trusts, and GAAP net income attributable to common stockholders for the three and nine months ended September 30, 2012 and 2011, respectively, is presented below (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011
	Amounts	Per Share	Amounts	Per Share	Amounts	Per Share	Amounts	Per Share

Net Income (Loss) Attributable to Common Stockholders - GAAP	$7,913	$0.30	$(15)	$—	$18,889	$1.01	$6,668	$0.67
Adjustments:
Unrealized net losses on investment securities and related hedges	1,876	0.07	8,027	0.72	2,577	0.14	8,762	0.87
Unrealized net gains on multi-family loans and debt held in securitization trusts	(762)	(0.03)	—	—	(4,990)	(0.27)	—	—
Net income attributable to common stockholders excluding unrealized gains and losses	$9,027	$0.34	$8,012	$0.72	$16,476	$0.88	$15,430	$1.54

 Portfolio Asset Yields for the Quarter Ended September 30, 2012

The following table summarizes the Company’s significant assets at and for the quarter ended September 30, 2012, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
Agency ARMs	$289,978	3.03%	2.14%	17.5%
Agency Fixed Rate RMBS	$276,846	3.20%	2.42%	2.0%
Agency IOs	$77,538	5.86%	12.82%	19.2%
CMBS (2)	$111,255	0.10%	12.78%	N/A
Residential Securitized Loans	$193,905	2.96%	2.90%	4.6%
CLOs	$29,637	4.43%	40.54%	N/A

(1)	Coupons, yields and CPRs are based on third quarter 2012 weighted average balances. Yields are calculated on amortized cost basis.
(2)
CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

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

During the nine months ended September 30, 2012, we were provided net cash of $24.5 million, as a result of $576.7 million provided by financing activities and $15.8 million of cash provided by operating activities, which was offset by $568.1 million used in investing activities. Our financing activities primarily included proceeds from financing arrangements of $467.5 million, proceeds from stock issuances of $128.3 million, and proceeds from securitized debt of $26.0 million, partially offset by $17.9 million in payments made on multi-family collaterized debt obligations, $13.1 million in dividends paid and $12.3 million in payments made on residential collaterized debt obligations. Our investing activities primarily included $596.2 million of purchases of investment securities, $81.0 million of purchases of investments held in multi-family securitization trusts, partially offset by $50.6 million of proceeds from sales of investment securities, $23.5 million in principal paydowns on investment securities available for sale, $17.9 million in principal repayments received on multi-family loans held in securitization trusts and $11.9 million in principal repayments received on residential mortgage loans held in securitization trusts.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, prior to their redemption in 2010, our convertible preferred debentures. In those cases where we utilize some form of structured financing, be it through CDOs or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs or notes that are senior to our interests.  At September 30, 2012, we had cash and cash equivalents balances of $41.0 million. The increase in cash and cash equivalents from $16.6 million at December 31, 2011 is due primarily to an increase of 87% in our average interest earning assets during the period and the need to hold greater cash and cash equivalent positions as a result of the additional investment securities and related hedges in our portfolio that are subject to margin calls.  Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on repurchase agreements and securitized debt to finance the mortgage-backed securities and CLOs in our investment portfolio. As of September 30, 2012, we have outstanding repurchase agreements, a form of collateralized short-term borrowing, with nine different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the repurchase agreement, which we sometimes refer to as the “amount at risk.” As of September 30, 2012 we had an aggregate amount at risk under our repurchase agreements with nine counterparties of approximately $63.5 million, with no greater than approximately $18.6 million at risk with any single counterparty.

At September 30, 2012, the Company had short term or repurchase agreement borrowings of $580.2 million as compared to $112.7 million as of December 31, 2011. The increase in outstanding repurchase agreement borrowings is primarily due to an increase in the size of our leveraged Agency RMBS portfolio, which has been funded with a portion of the proceeds from our recent public stock offerings.  In addition to our excess cash, the Company has $92.2 million in unencumbered securities, including $38.5 million of RMBS, of which $36.0 million are Agency RMBS.  The $41.0 million of cash, the $38.5 million in RMBS, and $27.5 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements, which collectively represents 19% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.  At September 30, 2012, we also had long-term debt, including Residential CDOs outstanding of $187.5 million, multi-family CDOs outstanding of $3.9 billion which represent obligations of the Consolidated K-Series, subordinated debt of $45.0 million and securitized debt of $26.1 million.  The CDOs are collateralized by the residential and multi-family loans held in securitization trusts, respectively. Our maximum exposure to loss on our Residential and Multi-Family CDOs at September 30, 2012 is $7.3 million and $89.6 million, respectively. The securitized debt represents the proceeds to us from the re-securitization transaction we completed in May 2012.  As market conditions and balance sheet conditions permit, we expect to pursue in the future transactions similar in structure and form to the re-securitization transaction.

Our leverage ratio for our investment portfolio, which we define as our outstanding indebtedness under repurchase agreements divided by stockholders’ equity, was 2.6 to 1 at September 30, 2012. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions. Currently, the Company targets an 8 to 1 maximum leverage ratio for Agency RMBS, a 2 to 1 maximum leverage ratio for Agency IOs and a maximum ratio of 3 to 1 for all other securities. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, Eurodollar or other futures contracts to hedge interest rate risk associated with our investments in Agency RMBS. With respect to futures contracts, initial margin deposits will be made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred.

We also use TBAs to hedge interest rate risk and spread risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margin arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $198.8 million at September 30, 2012, and is included in payable for securities purchased on our condensed consolidated balance sheet.

We also use U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk associated with our investments in Agency IOs and interest rate swap agreements as a mechanism to reduce the interest rate risk of our Agency ARMs and mortgage loans held in securitization trusts.

As it relates to loans sold previously under certain loan sale agreements by our discontinued mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement. We have a reserve of approximately $0.3 million for these purposes.

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “―Liquidity―Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. During the nine months ended September 30, 2012, we closed on the following public offerings of common stock:

•
On May 25, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 3,162,500 shares of our common stock (including 412,500 shares issuable pursuant to an over-allotment option) at a public offering price of $6.65 per share. On May 31, 2012, we closed on the issuance of 3,162,500 shares to the underwriter, resulting in total net proceeds to us of $20.0 million after deducting the underwriting discount and offering expenses payable by us.

•
On July 17, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 5,175,000 shares of our common stock (including 675,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.70 per share. On July 17, 2012, we closed on the issuance of 5,175,000 shares of common stock to the underwriter (including the 675,000 over-allotment option shares), resulting in total net proceeds of $33.1 million after deducting the underwriting discount and offering expenses payable by us.

•
On August 16, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 11,500,000 shares of our common stock (including 1,500,000 shares that were issuable pursuant to an option to purchase additional shares) at a public offering price of $6.73 per share. On August 21, 2012, we closed on the issuance of 10,000,000 shares of common stock to the underwriter, resulting in total net proceeds of $64.9 million after deducting the underwriting discount and offering expenses payable by us. On September 4, 2012, we closed on the issuance of 1,500,000 additional shares pursuant to the option granted to the underwriters, resulting in total net proceeds of approximately $9.8 million before offering expenses payable by us.

We used substantially all of the net proceeds from these offerings to fund additional investments in our targeted assets, including Agency RMBS, multi-family CMBS and for general corporate purposes.

We also may generate liquidity through the sale of shares of our common stock pursuant to an equity distribution agreement. On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock  from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of September 30, 2012, we had yet to issue any shares under the equity distribution agreement.

Management Agreements

We have investment management agreements with RiverBanc and Midway, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See " - Results of Operations - Comparison of the Quarter Ended September 30, 2012 to Quarter Ended September 30, 2011 - Comparative Expenses" for more information regarding the management fees paid during the quarter ended September 30, 2012.  In addition, pursuant to the terms of our former advisory relationship with HCS, we also may pay incentive compensation to HCS with respect to those assets of our company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On September 18, 2012, we declared a 2012 third quarter cash dividend of $0.27 per common share, which is the same amount that was declared for the 2012 second quarter. The dividend was paid on October 25, 2012 to common stockholders of record as of September 28, 2012. The dividend was paid out of our working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral) to up to 50% (in the case of CMBS collateral). While our repurchase agreement financing results in us recording a liability to the counterparty in our condensed consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender (including accrued interest receivable on such collateral).

Several large European banks have experienced and continue to experience financial difficulty, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $90.5 million at September 30, 2012 with a net exposure of $4.2 million. We have outstanding repurchase agreement borrowings with Deutsche Bank Securities in the amount of $55.7 million at September 30, 2012 with a net exposure of $2.9 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $52.9 million at September 30, 2012 with a net exposure of $3.2 million. We have outstanding interest rate swap agreements with Barclays Bank PLC as a counterparty in the amount of $8.8 million notional with a net exposure of $0.1 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $230.0 million notional with a net exposure of $1.8 million.  In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the financial assets we manage and hold in our investment portfolio and the variable-rate borrowings we use to finance our portfolio. Changes in interest rates also affect the interest rate swaps and caps, Eurodollar and other futures, TBAs and other securities or instruments we use to hedge our portfolio. As a result, our net interest income is particularly affected by changes in interest rates.

For example, we hold RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest assets. Thus, it is likely that our floating rate borrowings, such as our repurchase agreements, may react to interest rates before our RMBS because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the RMBS. In addition, the interest rates on our Agency ARMs backed by hybrid ARMs may be limited to a “periodic cap,” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on RMBS. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS, as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay more slowly than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income.

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, swaptions, caps, Eurodollar and other futures, options and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing of those assets such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, are less than one year. In addition, we utilize TBAs to mitigate the risks on our long Agency RMBS positions associated with our investments in Agency IOs.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of September 30, 2012 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$5,078
+100	$5,250
-100	$(12,449)

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

Our principal sources of liquidity are the repurchase agreements on our mortgage-backed securities, the CDOs we have issued to finance our loans held in securitization trusts, securitized debt, trust preferred securities, the principal and interest payments from our assets and cash proceeds from the issuance of equity or debt securities (as market and other conditions permit). We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

As it relates to our investment portfolio, derivative financial instruments we use to hedge interest rate risk subject us to “margin call” risk. If the value of our pledged assets decreases due to a change in interest rates, credit characteristics, or other pricing factors, we may be required to post additional cash or asset collateral, or reduce the amount we are able to “borrow” against the collateral. For example, under our interest rate swaps, typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we are paying on an interest rate swap, we may be required to post cash margin.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans or other assets, such as non-Agency RMBS, CMBS, and CLOs, due to borrower defaults. Our portfolio of residential mortgage loans held in securitization trusts as of September 30, 2012 consisted of approximately $195.5 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated in 2005 by one of our subsidiaries prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.5%, and average borrower FICO score of approximately 728. In addition, approximately 65.1% of these loans were originated with full income and asset verification. While we feel that the quality of our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

As of September 30, 2012, the Company owns $90.2 million of first loss CMBS comprised of POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 26.6% of current par. The overall return of these securities will be dependent on the performance of the underlying loans and accordingly, management has taken an appropriate credit reserve when determining the amount of discount to accrete into income over time. In addition, we owned approximately $2.5 million of non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 83.9% of current par value. Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS. As of September 30, 2012, we own approximately $29.6 million of notes issued by a CLO at a discounted purchase price equal to 35.3% of par. The securities are backed by a portfolio of middle market corporate loans.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of September 30, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of September 30, 2012, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(7,571)	2.20 years
+100	$(397)	1.12 years
Base	—	0.41 years
-100	$(8,457)	(0.48) years

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.         Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us and our directors and officers to additional regulation and compliance requirements and may result in fines, penalties and other actions or proceedings which could materially adversely affect our business and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, provided the U.S. Commodity Futures Trading Commission, or CFTC, with jurisdiction over derivative contracts commonly referred to as “swaps.” As part of the amendments to the Dodd-Frank Act’s amendments to the Commodity Exchange Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its “operators” (in some cases the fund’s directors), to be regulated as “commodity pool operators,” or CPOs. Under these amended statutory provisions, with which compliance is required by December 31, 2012 for those funds that are commodity pools solely because of their use of swaps, CPOs must register with the CFTC and the National Futures Association, or NFA. Registration as a CPO requires, among other things, compliance with the CFTC’s regulations and the NFA’s rules with respect to disclosure, reporting, recordkeeping and business conduct.

We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests and we do not consider our company or its operations to be a commodity pool as to which CPO registration or compliance is required. Nonetheless, we have submitted a no-action letter request to the staff of the CFTC seeking relief for our directors and officers from CPO registration and compliance. Consequently, at this time, our directors and officers do not intend to register as CPOs with the NFA. However, there can be no assurance that the CFTC staff will provide the relief requested from these new rules prior to December 31, 2012, or at all.

The CFTC may suspend or revoke the registration of a person who fails to comply with commodities laws, rules and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. In addition, in the event that we are viewed to be a commodity pool, we may be obligated to provide you with additional disclosures regarding our hedging instruments. Further, a private right or action exists against those who violate the laws over which CFTC has jurisdiction. In the event that we are viewed to be a commodity pool and we fail to receive no-action relief from the CFTC on this matter and our directors and officers fail to comply with the regulatory requirements of these new statutory provisions, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 9, 2012	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Fredric S. Starker
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

4.2(b)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September  1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September  6, 2005 (File No. 001-32216))

4.3(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005. (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32216))

4.3(b)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated March 15, 2005. (Incorporated by reference to Exhibit 4.3(b) to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32216))

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.  The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

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

10.1
Underwriting Agreement, dated as of May 25, 2012, between New York Mortgage Trust, Inc. and Ladenburg Thalmann & Co., Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 17, 2012 (File No. 001-32216)).

10.2
Underwriting Agreement, dated August 16, 2012, by and between New York Mortgage Trust, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed August 21, 2012 (File No. 001-32216)).

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