Form 10-K
period 2012-12-31
NEW YORK MORTGAGE TRUST INC
filed 2013-03-18
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $121,149,921.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on March 1, 2013 was 49,575,331.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Where Incorporated
Part III, Items 10-14
1.
Portions of the Registrant's Definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders scheduled for May 2013 to be filed with the Securities and Exchange Commission by no later than April 30, 2013.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

PART I
Item 1. BUSINESS

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government, “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to a pool of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; "multi-family CMBS" refers to CMBS backed by commercial mortgage loans on multi-family properties; and “CLO” refers to collateralized loan obligations.

General

We are a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes certain credit sensitive assets and investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

We were formed in 2003 and commenced operations as a vertically integrated mortgage origination and portfolio investment manager in 2004 upon the completion of our initial public offering.  Having exited the mortgage origination business in early 2007, we have endeavored to build in recent years a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to delivering stable cash flows over various economic cycles. Since December 31, 2008, we have grown our book value per common share by 54% from $4.21 at December 31, 2008 to $6.50 at December 31, 2012.

Under our investment strategy, our targeted assets currently include Agency ARMs, Agency fixed-rate RMBS, Agency IOs, multi-family CMBS, direct lending to owners of multi-family properties through mezzanine and preferred equity investments, and residential mortgage loans, including loans sourced from distressed markets. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related assets and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.  In addition, we will continue to seek new areas of opportunity in the residential space, including mortgage servicing rights which may complement our Agency IO strategy.

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To this end, we rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, and longer term structured financings, such as securitization and resecuritization transactions, with terms longer than one year.

We internally manage a certain portion of our portfolio, including Agency ARMs, Agency fixed-rate RMBS, non-Agency RMBS, CLOs and certain residential mortgage loans held in securitization trusts. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with The Midway Group, L.P. (“Midway”), RiverBanc, LLC (“RiverBanc”) and Headlands Asset Management LLC (“Headlands”), with Midway providing investment management services with respect to our investments in Agency IOs, RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt investments, and Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans. Prior to 2012, we were also a party to an advisory agreement with Harvest Capital Strategies LLC (“HCS”), pursuant to which HCS advised us with respect to our investments in alternative assets, such as CLOs. Our advisory agreement with HCS was terminated effective December 31, 2011.

We completed four public equity offerings in 2012, generating net proceeds to us of approximately $231.6 million, expanding our stockholders’ equity from $85.3 million at December 31, 2011 to $322.0 million at December 31, 2012.  The expansion of our equity capital base has increased our scale and, we believe, our access to larger and more attractive investment and financing opportunities.

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

Our Investment Strategy

We intend to continue our strategy of building a residential portfolio that includes elements of both interest rate and credit risk by focusing our investments on (i) “credit residential” assets, which we define as multi-family CMBS and other commercial real estate-related debt investments, such as preferred equity and mezzanine loans, and residential mortgage loans, including loans sourced from distressed markets, and (ii) leveraged Agency RMBS, which we expect will include Agency ARMs, Agency fixed-rate RMBS and Agency IOs, while also remaining open to new areas of investment opportunity.  At the same time we pursue these targeted assets, we will continue to actively manage our other existing assets, which includes CLOs, residential mortgage loans held in securitization trusts and non-Agency RMBS. Prior to deploying capital to any of our targeted asset classes, our management team will consider, among other things, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk related to the asset or the underlying collateral, liquidity, the costs of financing, hedging, and managing the asset, relative value, expected future interest rate volatility and future expected changes to credit spreads.

Our investment strategy does not, subject to our continued compliance with applicable REIT tax requirements and the maintenance of our exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), limit the amount of our capital that may be invested in any of these investments or in any particular class or type of assets. Thus, our future investments may include asset types different from the targeted or other assets described in this report. The investment and capital allocation decisions of our company and our external managers depend on prevailing market conditions and other factors and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our capital that will be invested in any particular investment at any given time.

For more information regarding our portfolio as of December 31, 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investments in Agency RMBS

We intend to achieve more stable cash flows on our collective investments in Agency RMBS across various market cycles, including, various interest rate, yield curve and prepayment cycles, primarily through investments in Agency ARMs, Agency fixed-rate RMBS and Agency IOs. Our Agency ARMs consist of whole pool pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae or Freddie Mac, which are backed by ARMs or hybrid ARMs. Our current portfolio of Agency ARMs has interest reset periods ranging from 10 years to less than three months.

Our Agency RMBS also consist of fixed-rate whole pool pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae or Freddie Mac, which are primarily backed by 15-year residential fixed rate mortgage loans with lesser amounts invested in 20-year residential fixed-rate mortgage loans. The majority of these securities are newly originated with coupons ranging from 2.5% to 3.5%. In connection with our investments in Agency RMBS, we attempt to identify securities with characteristics that we believe will exhibit better prepayment profiles in the current low interest rate environment, such as loan size, type of originator, credit scores and geographic area.

Agency IOs are securities that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Agency IOs allow us to make a direct investment in borrower prepayment trends in the current market environment. However, Agency IOs also introduce increased risk as these securities have no underlying principal cash flows, which will cause them to underperform in high prepayment environments as future interest payments will be reduced as a direct result of prepayments. However, in a rising interest rate environment, IO values generally increase as their expected average life increases as CPRs decrease. Our investments in Agency IOs and related hedging and borrowing activities are managed by Midway, which serves as one of our external managers pursuant to a management agreement. We sometimes refer to these investments and related hedging and borrowing activities as our Agency IO strategy or our Agency IO portfolio. For information regarding Midway’s management of certain of our assets, see “―Our External Managers―The Midway Group, L.P.” below.

It should be noted that the guarantee provided by the GSEs on Agency RMBS issued by them does not protect us from prepayment risk and that the payments on Agency IOs are not guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Moreover all of our Agency RMBS (including Agency IOs) are at risk to new or modified government-sponsored homeowner stimulus programs that may induce unpredictable and excessively high prepayment speeds resulting in accelerated premium amortization and reduced net interest margin, both of which could materially adversely affect our business, financial condition and results of operations.

Investments in Multi-Family CMBS and Other Credit Residential Assets

During 2012, most of our investments in credit residential assets focused on expanding our portfolio of multi-family CMBS comprised of first loss fixed rate PO securities, a first loss floating-rate security and certain IO securities issued by multi-family K-series securitizations sponsored by Freddie Mac. Our investments in the privately placed first loss PO securities generally represent approximately 7.5% of the overall securitization which typically totals approximately $1.0 billion in multi-family residential loans consisting of 70 – 100 individual properties diversified across a wide geographic footprint.  These first loss PO securities are typically backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years. Moreover, each first loss multi-family CMBS PO security in our portfolio is, in most cases, the most junior tranche of security issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior tranches being exposed to loss. As a result, each of the first loss PO securities in our portfolio has been purchased, upon completion of a credit analysis and due diligence by our external manager and after consultation with and approval of our senior management, at a significant discount to its then-current par value, which we believe provides us with adequate protection against projected losses.   In addition, as the holder of the first loss security, the Company, through RiverBanc, has the right to participate in the workout of any distressed property in the securitization.  We believe this right will allow the Company to mitigate or reduce possible losses associated with the distressed property. The Company also invests in IO securities from the same securitization of entities that issue our first loss PO investments.  These IO investments are stripped off the entire deal allowing the Company to receive cashflows over the entirety of the deal.  These investments range from 10 - 17 basis points and the underlying notional amount approximates $1.0 billion each. We may in the future invest in more senior tranches of multi-family CMBS which would include some form of leverage if we believe these risk-adjusted returns are attractive. In addition, we may acquire multi-family CMBS from private originators of, or investors in, mortgage loans, including non-financial institutions and other entities.  All commercial mortgage loans backing these multi-family CMBS have been underwritten to Freddie Mac underwriting guidelines and standards, however, our securities are not guaranteed by Freddie Mac.

We also may invest in other commercial real estate-related investments, such as mezzanine loans and preferred equity investments in commercial properties. In the event we do pursue investments of this type in the future, we anticipate focusing such investments on conventional apartments, cooperative housing associations, student housing and other related property types in increments as low as $1 million secured by properties valued at $10 million or greater. We also may participate in structured investments such as the acquisition of seasoned or distressed commercial loan portfolios. Our multi-family CMBS and other commercial real estate-related debt assets are managed by RiverBanc, our external investment manager. For more information regarding RiverBanc, see “―Our External Managers―RiverBanc” below.

Our current portfolio also includes distressed residential mortgage loans and prime ARM loans held in securitization trusts.  We currently own and have invested in the past in pools of distressed residential mortgage loans that are externally sourced and managed by Headlands. During the fourth quarter of 2012, we acquired a pool of distressed residential mortgage loans having a carrying value of approximately $60.5 million at December 31, 2012.  These distressed residential mortgage loans consist of performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties. These loans were purchased at a discount to the aggregate principal amount outstanding, which we believe will provide us with adequate credit protection and an opportunity to modify and achieve an attractive yield.  These distressed residential mortgage loans are managed by Headlands, another of our external managers.  See “Our External Managers – Headlands” below.

The prime ARM loans held in securitization trusts are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased from third parties, that we securitized in 2005. These loans are substantially prime, full documentation, interest-only hybrid ARMs on residential properties and are all first lien mortgages. We maintain the ownership trust certificates, or equity, of these securitizations, which includes rights to excess interest, if any, and also take an active role in managing delinquencies and default risk related to the loans.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term borrowings under repurchase agreements, collateralized debt obligations (“CDO’s”), structured financings, which we sometimes refer to as securitized debt, and long term subordinated debt. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining longer-term financing for our more illiquid assets, such as our credit sensitive first loss multi-family CMBS and distressed residential loans. Currently, the Company targets its callable or short term financings leverage ratios at an 8 to 1 maximum leverage ratio for Agency RMBS (other than Agency IOs) and a 2 to 1 maximum leverage ratio for Agency IOs. We may utilize short term financing on other asset classes with leverage ratios driven by the nature of the underlying asset as well as current market conditions.  At December 31, 2012, the Company had a repurchase agreement outstanding backed by a CLO security with an advance rate of approximately 65% or a leverage ratio of less than 2 to 1. As of December 31, 2012, our overall leverage ratio, including both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our residential collateralized debt obligations) divided by common stockholders’ equity, was approximately 3.3 to 1.  Our leverage ratio on our short term financings or callable debt was approximately 2.8 to 1. In each case, there may be occasional short-term increases or decreases in the amount of leverage used due to significant market events, and we may change our leverage strategy at any time. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

With respect to our investments in multi-family CMBS, other commercial mortgage debt-related investments and distressed residential loans, we intend to finance our investment in these assets through working capital and, subject to market conditions, both short-term and long-term borrowings.  Our financings may include repurchase agreement borrowings with terms of one year or less, or longer term structured debt financing, such as longer-term repurchase agreement financing and securitized debt where the assets we intend to finance are contributed to a special purpose entity and serve as collateral for the financing.  During 2012, we completed two of these structured financings on our multi-family CMBS and one on our distressed residential mortgage loans, contributing multi-family CMBS and distressed residential loans with a carrying value at December 31, 2012 of $163.5 million and $60.5 million, respectively. These financings have terms between three and ten years and resulted in aggregate net proceeds to us of $114.7 million.  Pursuant to the terms for these financings, our ability to access the cash flows generated by the assets serving as collateral may be significantly limited and we may be unable to sell or otherwise transfer or dispose of or modify such assets until the financing has matured.  In addition, we may guarantee certain terms of the longer-term debt incurred by our subsidiaries.

At December 31, 2012, we finance our prime ARM loans held in securitization trusts with approximately $181.0 million of collateralized debt obligations (“CDOs”) that were issued in securitization transactions we completed in 2005.

For more information regarding our outstanding borrowings and debt instruments at December 31, 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Our Hedging Strategy

We intend to use hedging instruments in conjunction with our investment portfolio to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate swaptions, interest rate futures and options on interest rate futures, mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs, and U.S. Treasuries.

We use interest rate swaps and Euro-dollar futures to hedge interest rate repricing mismatches between certain of our investments and the related borrowings. For example, the interest coupon reset period of our Agency RMBS is typically greater than the repricing period for the related liabilities, which is usually 30 days. We typically would use interest rate swaps or Euro-dollar futures to extend the liability repricing date to more closely approximate the related asset.

We commonly use TBA transactions to hedge interest rate and market risks associated with our Agency IOs. Pursuant to our TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered or received, as applicable, is not identified until shortly before the TBA settlement date. We typically do not take delivery of TBAs, but rather, settle with our trading counterparties on a net basis. By utilizing TBA transactions, we expect to reduce changes in portfolio values due to changes in interest rates. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk. We typically conduct TBA and other interest rate futures hedging transactions through one of our TRSs.

In connection with our hedging strategy, we, together with our external managers, utilize a model based risk analysis system to assist in projecting portfolio performances over a variety of different interest rates and market scenarios, such as shifts in interest rates, changes in prepayments and other factors impacting the valuations of our assets and liabilities. However, given the uncertainties related to prepayment rates, it is not possible to perfectly lock-in a spread between the earnings asset yield and the related cost of borrowings. Moreover, the cash flows and market values of certain types of structured Agency RMBS, such as the IOs we invest in, are more sensitive to prepayment risks than other Agency RMBS. Nonetheless, through active management and the use of evaluative stress scenarios, we believe that we can mitigate a significant amount of both value and earnings volatility.

Our External Managers

The Midway Group, L.P.

A portion of our Agency RMBS portfolio comprised of Agency IOs is externally managed and advised by Midway pursuant to an investment management agreement between Midway and us (as amended, the “Midway Management Agreement”). Midway was founded in 2000 by Mr. Robert Sherak, a mortgage industry veteran with more than 25 years experience, to serve as investment manager to the Midway Market Neutral Fund LLC, a private investment fund. Midway has a greater than 11-year history of managing a hedged portfolio of mortgage-related securities.

Midway is responsible for administering the business activities and day-to-day operations of our investments in Agency IOs, which represent the right to receive the interest portion of the cash flow from a pool of mortgage loans, issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and certain derivative instruments. These responsibilities include arranging and coordinating the purchase and sale of various investment assets and the financing and hedging associated with such assets, with direct oversight from our management team. Midway also may invest from time to time in, among other things, Agency RMBS consisting of pass-through certificates, CMOs, and POs and non-agency RMBS (which may include IOs and POs), although they have made no investments on our behalf in these assets since being engaged as an external manager. As part of its investment process, we expect that Midway will analyze significant amounts of data regarding the historical performance of mortgage-related securities transactions and collateral over various market cycles.

Midway has established portfolio management resources for the investment assets described above and an established infrastructure supporting those resources. We expect that we will benefit from Midway’s highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community and operational expertise. Moreover, during its more than 11-year history of investing in this space, we believe Midway has developed strong relationships with a wide range of dealers and other market participants that provide Midway access to a broad range of trading opportunities and market information.

As of December 31, 2012, we had allocated approximately $62.8 million of capital to investments managed by Midway.

The Midway Management Agreement

We entered into the Midway Management Agreement on February 11, 2011, as amended on March 9, 2012. The Midway Management Agreement has a current term that expires on December 31, 2013, and will be automatically renewed for successive one-year terms thereafter unless a termination notice is delivered by either party to the other party at least six months prior to the end of the then current term. Pursuant to the Midway Management Agreement, Midway implements our Agency IO investment strategy and related hedging and borrowing activities and has complete discretion and authority to manage these assets and related hedging and borrowing activities, subject to compliance with the written investment guidelines included in the Midway Management Agreement and the other terms and conditions of the Midway Management Agreement, including our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act. During the initial term of the Midway Management Agreement, Midway has agreed not to establish a separate account with any other publicly-listed residential or commercial mortgage REIT. Midway will provide performance reports to us on a monthly basis with respect to the performance of the assets under their management.

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

Incentive fee
In addition to the base management fee, Midway will be entitled to a quarterly incentive fee (the “Midway Incentive Fee”) that is calculated quarterly and paid in cash in arrears. The Midway Incentive Fee is subject to a high water mark equal to an 11% return on our invested capital in assets managed by Midway (the “High Water Mark”), and shall be payable in an amount equal to the excess, if any, of (i) 35% of the dollar amount by which adjusted net income (as defined below) attributable to the assets managed by Midway, on a rolling 12-month basis and before accounting for the Midway Incentive Fee, exceeds an annual 12.5% rate of return on invested capital (the “Hurdle Rate”) over (ii) the sum of the Midway Incentive Fees paid or accrued for each of the three immediately preceding fiscal quarters (or, in the case of the first three quarters of 2012 only, the sum of the Midway Incentive Fees for the one or two immediately preceding quarters commencing January 1, 2012). The return rate for each rolling 12-month period (the “Calculation Period”) shall be determined by dividing (i) the adjusted net income for the Calculation Period by (ii) the weighted average of our invested capital in assets managed by Midway during the Calculation Period; provided, however, that with respect to the first three quarterly periods commencing on January 1, 2012, adjusted net income was calculated on the basis of each of the previously completed quarters on an annualized basis.

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

Equity Compensation	In addition to the base management and incentive fees provided for in the Midway Management Agreement, we issued 213,980 shares of restricted stock to Midway on or about March 9, 2012. The restricted shares vest annually in one-third increments beginning on December 31, 2012. In the event Midway terminates the Midway Management Agreement for any reason prior to the end of the restricted period, Midway will forfeit those restricted shares that have not vested at the time of the termination. All of the restricted shares will vest if we terminate the agreement for any reason. The restricted shares have voting rights and are entitled to receive dividends.

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

RiverBanc Management Agreement

On March 13, 2013, we entered into an amended and restated management agreement with RB Commercial Mortgage LLC, our wholly-owned subsidiary, and RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement, which replaces the prior management agreement between RiverBanc and RB Commercial Mortgage LLC, has a term that will expire on December 31, 2014, subject to automatic annual one-year renewals thereafter.

Pursuant to the terms of the RiverBanc Management Agreement, RiverBanc will receive a monthly base management fee in arrears in a cash amount equal to the product of (i) 1.50% per annum of “Equity” as of the last business day of the previous month, multiplied by (ii) 1/12th. For purposes of the RiverBanc Management Agreement, Equity is defined as “Assets” minus “Debt,” where Assets is defined as the aggregate net carrying value (in accordance with GAAP) of those assets of our company managed by RiverBanc (specifically excluding (i) any unrealized gains or losses that have impacted net carrying value as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss or in net income, and (ii) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case, as mutually agreed between RiverBanc and us) and Debt is defined as the greater of (1) the net carrying value (in accordance with GAAP, excluding adjustments for unrealized gains or losses) of all third-party debt or liabilities secured by the Assets and (2) prior to termination of the RiverBanc Management Agreement, zero, or following termination of the RiverBanc Management Agreement, an amount equal to 50% of Assets.  In addition, RiverBanc will be entitled to an incentive fee that is calculated quarterly and paid in cash in arrears. The incentive fee is based upon the average Equity during the fiscal quarter, subject to a high water mark equal to a 9% return on Equity, and shall be payable in an amount equal to 35% of the dollar amount by which adjusted net income (as defined in the RiverBanc Management Agreement) attributable to the Assets, before accounting for any incentive fees payable to RiverBanc, exceeds an annualized 12% rate of return on such average Equity (provided, however, that the applicable percentage for calculation of the incentive fee on any incremental return in excess of 21% shall be reduced to 20% from 35%).  Any incentive fee paid for the fourth fiscal quarter of each year under the agreement is calculated based on the incentive fee earned during the calendar twelve-month period less the aggregate incentive fees paid for the first three quarters during the period.

We may terminate the RiverBanc Management Agreement or elect not to renew the agreement, subject to certain conditions and subject, in certain cases, to paying a termination fee equal to the product of (A) 24 and (B) the monthly base management earned by RiverBanc during the month immediately preceding the month in which the termination occurs. In the event we terminate the RiverBanc Management Agreement for any reason (other than for “cause”, as defined in the RiverBanc Management Agreement), RiverBanc has, subject to certain conditions, a right of first refusal to purchase from us the assets managed by them.

As part of this transaction, subject to our funding of investments at various times, we are eligible, through one of our TRSs, to receive an ownership interest in RiverBanc of up to 17.5%. As of December 31, 2012, we owned an approximately 15% ownership interest in RiverBanc.

Headlands Asset Management LLC

During the fourth quarter of 2012, we engaged Headlands to manage and advise us with respect to the pool of distressed residential mortgage loans acquired by us during the fourth quarter of 2012. These loans, which had a carrying value of approximately $60.5 million at December 31, 2012, were transferred by us to a special purpose entity, NYMT Residential 2012-RPI, LLC (“NYMT Residential 2012-RP1”), in connection with a securitization transaction. NYMT Residential 2012-RP1 was formed by us in connection with a securitization transaction to acquire and finance a pool of distressed residential mortgage loans. The loans are performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties. Headlands sourced and diligenced the pool of mortgage loans acquired by NYMT Residential 2012-RP1 and will manage the servicing, modification and final disposition or resolution of the loans, which can range from modifying a mortgage loan balance, interest rate or payment to selling the underlying real estate asset. See Note 13 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding this transaction.

Headlands was founded on May 2008 as an investment manager focused on purchasing, servicing and managing all aspects of a portfolio of residential mortgage loans. We had previously engaged Headlands to provide similar services to us in 2010 in connection with our investment at the time in a pool of residential mortgage loans.

Headlands Management Agreement

On December 28, 2012, NYMT Residential 2012-RP1 entered into a management agreement with Headlands, pursuant to which Headlands will serve as the asset manager of NYMT Residential 2012-RP1 (the “Headlands Management Agreement”).  The Headlands Management Agreement has a term that will expire upon the sale or other liquidation of all mortgage loans purchased by NYMT Residential 2012-RP1.

Pursuant to the terms of the Headlands Management Agreement, Headlands will receive a monthly base management fee payable on the tenth business day of each month in a cash amount equal to the product of (i) 1.50% per annum of assets under management (“AUM”) as of the first day of each such month, multiplied by (ii) 1/12th, where AUM is defined as the net asset value of the mortgage loans being managed by Headlands plus the “subsequent collateral account balance” (as defined in the Headlands Management Agreement). In addition, Headlands will be entitled to an incentive fee that is calculated quarterly, but is not payable until the notes issued by NYMT Residential 2012-RP1 as part of the securitization transaction have been retired in full. The notes are scheduled to mature in December 2015. The incentive fee is based upon the weighted average AUM during the fiscal quarter and shall be payable in an amount equal to 35% of the dollar amount by which NYMT Residential 2012-RP1’s taxable income (before accounting for any incentive fees earned by Headlands and interest on the notes) exceeds an annualized 12% rate of return on such weighted average AUM (provided, however, that the applicable percentage for calculation of the incentive fee on any incremental return in excess of 22% shall be reduced by the amount of any subordinate servicing fees).   The parties will recalculate the annual incentive fee earned by Headlands after the fourth fiscal quarter of each year and will adjust any payments owed or required to be remitted based on such annual calculation.

Headlands may terminate the agreement at any time upon not less than 60 days notice; provided, however, that, subject to certain exceptions, it may not terminate the agreement or resign prior to the notes being retired. We may terminate the Headlands Management Agreement in the event of an uncured violation of the Headlands Management Agreement or any bankruptcy, insolvency or liquidation proceedings in respect of Headlands. Neither Headlands nor NYMT Residential 2012-RP1 will incur a termination fee upon termination of the Headlands Management Agreement. We have agreed to guarantee the payment by NYMT Residential 2012-RP1 of the base management fee and its expenses.

Termination of HCS Advisory Agreement

As previously noted, we terminated the HCS advisory agreement effective as of December 31, 2011. HCS had served as an external advisor to us and certain of our subsidiaries since January 2008. We paid a $2.2 million termination to HCS in connection with the termination of the advisory agreement.

Pursuant to the terms of the HCS advisory agreement, we will continue to pay incentive compensation to HCS with respect to all those assets of our company that were sourced or managed by HCS and were owned by us at December 31, 2011 (the “Incentive Tail Assets”) until such time as the Incentive Tail Assets are disposed of by the Company or mature. Prior to termination, at December 31, 2011, HCS managed approximately $34.0 million of assets under the terms of the HCS Advisory Agreement, which consists mainly of CLOs. As of December 31, 2012, we owned approximately $30.8 million of Incentive Tail Assets.  Incentive compensation on the Incentive Tail Assets is payable in an amount equal to 25% of the GAAP net income of certain of our subsidiaries that is attributable to the Incentive Tail Assets that exceeds a hurdle rate equal to the greater of (a) 8.00% and (b) 2.00% plus the ten year treasury rate for such fiscal year. The incentive fee is payable in cash, quarterly in arrears.

  Conflicts of Interest with Our External Managers; Equitable Allocation of Opportunities

Each of RiverBanc, Midway and Headlands manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose. In addition, we have in the recent past engaged in certain co-investment opportunities with an external manager or one of its affiliates and we may participate in future co-investment opportunities with our external managers or their affiliates. In these cases, it is possible that our interests and the interests of our external managers will not always be aligned and this could result in decisions that are not in the best interests of our company.

Each of RiverBanc and Midway has agreed that, when making investment allocation decisions between us and its other client accounts, it will, in the case of RiverBanc, allocate investments in a fair and equitable manner and, in the case of Midway, seek to allocate investment opportunities on an equitable basis and in a manner it believes is in the best interests of its relevant accounts. Since certain of our targeted assets are typically available only in specified quantities and since certain of these targeted assets will also be targeted assets for other accounts managed by or associated with these managers, these managers may not be able to buy as much of certain assets as required to satisfy the needs of all of its clients’ or associated accounts. In these cases, we understand that the allocation procedures and policies of these managers would typically allocate such assets to multiple accounts in proportion to, among other things, the objectives, strategy, stage of development or needs of each account. Moreover, the investment allocation policies of Midway may permit departure from proportional allocation when the total allocation would result in an inefficiently small amount of the security being purchased for an account.  Under the Headlands Management Agreement, Headlands has no obligation to allocate investment opportunities to us.  This could result in Headlands showing us fewer or no additional loans in the future.  Although we believe that each of our external managers will seek to allocate investment opportunities in a manner which it believes to be in the best interests of all accounts involved and will seek to allocate, on an equitable basis, investment opportunities believed to be appropriate for us and the other accounts it manages or is associated with, there can be no assurance that a particular investment opportunity will be allocated in any particular manner.

Midway is authorized to follow broad investment guidelines in determining which assets it will invest in. Although our Board of Directors will ultimately determine when and how much capital to allocate to assets managed by Midway, we generally will not approve transactions in advance of execution of these transactions. As a result, because Midway has great latitude to determine the types of assets it may decide are proper investments for us, there can be no assurance that we would otherwise approve of these investments individually or that they will be successful. RiverBanc, meanwhile, has complete discretion and authority to manage assets on our behalf subject to investment guidelines approved by our Board of Directors. However, our Board of Directors may elect to change the investment guidelines or waive them for various investments. In addition to conducting periodic reviews, we will rely primarily on information provided to us by our external managers. Complicating matters further, our external managers may use complex investment strategies and transactions, which may be difficult or impossible to unwind.

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

Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ending December 31, 2013 and thereafter. Accordingly, the net interest income we earn on our assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by TRSs are subject to regular corporate income tax.

The benefit of REIT qualifications is a tax treatment that avoids “double taxation,” or taxation at both the corporate and stockholder levels, that generally applies to distributions by a corporation to its stockholders. Failure to qualify as a REIT would subject us to federal income tax (including any applicable minimum tax) on our taxable income at regular corporate rates and distributions to its stockholders in any such year would not be deductible by us.

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

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. We have elected for each of Hypotheca Capital, LLC, New York Mortgage Funding, LLC and NYMT Residential Tax, LLC to be treated as TRSs. Our TRSs are subject to corporate income tax on their taxable income.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 52 Vanderbilt Avenue, Suite 403, New York, New York, 10017 and our telephone number is (212) 792-0107. As of December 31, 2012, we employed four full-time employees.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in credit spreads; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Item 1A – “Risk Factors” and Item 7A – “Quantitative and Qualitative Disclosures About Market Risk”, of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Certain of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, our repurchase agreements and other borrowings typically provide for a payment reset period of 30 days or less.  In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the securities and loans currently in our portfolio and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will generally not be sufficient to match the cost of all our liabilities against all of our investment securities. In the event we experience unexpectedly high or low prepayment rates on RMBS or other mortgage-related securities or loans, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

In addition, the RMBS we invest in may be backed by, and the loans we may invest in may be comprised of, ARMs that are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security or loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on ARMs in our portfolio or RMBS in our portfolio that are backed by ARMs. This problem is magnified for ARMs and RMBS backed by ARMs and hybrid ARMs that are not fully indexed. Further, some ARMs and RMBS backed by ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on ARMs or RMBS backed by ARMs and hybrid ARMs may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

The market value of the interest-bearing assets in which we invest, most notably RMBS, multi-family CMBS and purchased prime ARM loans and any related hedging instruments, may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our interest-bearing assets.  A significant percentage of the securities within our investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available for sale securities, such as CLOs, will be reflected in stockholders’ equity. As a result, a decline in market values of certain of our investment securities may reduce the book value of our assets.  Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

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

Our net interest income varies in substantial part as a result of changes in interest rates as well as changes in interest rates across the yield curve.  We believe that when the yield curve is relatively flat, borrowers have an incentive to refinance into hybrid mortgages with longer initial fixed rate periods and fixed rate mortgages, causing our ARMs and RMBS backed by ARMs and hybrid ARMs to experience faster prepayments.  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid ARMs and ARMs, possibly decreasing the supply of the ARMs and RMBS backed by ARMs and hybrid ARMs.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than hybrid ARMs or ARM rates, further increasing prepayments on, and negatively impacting the supply of, ARMs and RMBS backed by ARMs and hybrid ARMs.  Increases in prepayments on our portfolio will cause our premium amortization to accelerate, lowering the yield on such assets.  If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying RMBS is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, legislative and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. A significant percentage of the mortgage loans underlying our existing RMBS were originated in a relatively higher interest rate environment than currently in effect and, thus, could be prepaid if borrowers are eligible for refinancing.

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

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency RMBS and other target assets in which we invest.

The U.S. Government, through, in some cases, the Federal Housing Authority (“FHA”), the Federal Deposit Insurance Corporation (“FDIC”), the U.S. Treasury and the Federal Housing Finance Authority (“FHFA”), have implemented or announced, and may in the future implement or announce, programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures or modifying or refinancing their mortgage loans. In November 2011, the FHFA announced changes to the Home Affordable Refinance Program (“HARP”), which, as modified, we sometimes refer to as HARP II. HARP II significantly expanded access to refinancing for qualified individuals and families. HARP II resulted generally in a significant increase in prepayment rates on Agency RMBS, which had an adverse effect on our portfolio and our results of operations. Mortgage loan modification programs, such as HARP II, and any future programs or legislative action designed for these purposes will create additional uncertainty in the markets in which we operate and may adversely affect the value of, and the returns on, the Agency RMBS and other target assets in which we invest.

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, including the SEC, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.

In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act (or EESA), was enacted by the U.S. Congress in 2008. Although this action and others implemented in response to the financial crisis appear to have stabilized the banking system and financial markets, there can be no assurance that the EESA or any other U.S. Government actions will have a long-term beneficial impact on the financial markets. To the extent such actions do not function as intended over the longer term, our business may not ultimately receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination and securitization of residential mortgage loans. The Dodd-Frank Act also created a new regulator, the Consumer Financial Protection Bureau (or the CFPB), which oversees many of the core laws which regulate the mortgage industry, including among others the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations.

On September 13, 2012, the Federal Reserve announced a third round of quantitative easing (“QE3”), which is an open-ended program designed to expand the U.S. Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with existing programs to extend the average maturity of the Federal Reserve's holdings of securities, and reinvest principal and interest payments from the Federal Reserve's holdings of agency debt and Agency RMBS into newly acquired Agency RMBS through the end of 2012, QE3 was projected to increase the Federal Reserve's holdings of long-term securities by $85 billion each month through the end of 2012. More recently, in December 2012, the Federal Reserve indicated that starting in January 2013 it would continue to purchase Agency RMBS at a pace of $40 billion per month and would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced the program known as "Operation Twist," which ended in December 2012.  The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 and related measures will expedite an economic recovery, stabilize prices, reduce unemployment and accelerate business and household spending, we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency RMBS or other assets in which we invest, although the Federal Reserve's action could increase the prices of our target assets and reduce the spread that we earn on our investments.

In addition, the U.S. Government, Federal Reserve, U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis that began in 2007. We cannot predict whether or when such actions may occur or what effect, if any such actions could have on our business, results of operations and financial condition.

The downgrade of the U.S.'s and certain European countries' or certain European financial institutions’ credit ratings, any future downgrades of the U.S.'s and certain European countries' or certain European financial institutions’ credit ratings and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling or to stem the European debt crisis may materially adversely affect our business, liquidity, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the “fiscal cliff,” together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, some economists predict the U.S. economy could fall into recession if the U.S. Government fails to achieve a plan to avoid the sequestration, which generally refers to certain tax increases and automatic spending cuts that were scheduled to become effective at the end of 2012. The U.S. Government adopted legislation in December 2012 to address the planned tax increases, but deferred many of the automatic spending cuts for two months. By May 2013, U.S. lawmakers will again be forced to address raising the federal debt ceiling. Further, Moody's and Fitch have each warned that they may downgrade the U.S. Government's rating if the federal debt is not stabilized. If the U.S.'s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

In addition, during the past several years, several large European financial institutions have experienced financial difficulty resulting in downgrades to their credit ratings and, in some cases, these financial institutions have required assistance from European sovereign governments or other large European banks.  As the debt crisis and economic uncertainty in Europe continues, the financial condition and stability of many European financial institutions remains at risk. Some of these financial institutions have U.S. banking subsidiaries that serve as financing or hedging counterparties to us. Any future downgrade of the credit ratings of these European financial institutions could result of greater counterparty default risk and could materially adversely affect our business, liquidity, access to financing and results of operations.

Difficult conditions in the mortgage and residential and commercial real estate markets have caused and may cause us to experience losses and these conditions may persist for the foreseeable future.

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

In addition, an economic slowdown, delayed recovery or general disruption in the mortgage markets may result in continued decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, or the loans underlying certain of our investment securities, default, we may incur losses on those loans or investment securities. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. The further deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government, may adversely affect our business.

Payments on the Agency RMBS (excluding Agency IOs) in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship and to inject significant capital in these businesses. Questions regarding the continued viability of Fannie Mae and Freddie Mac, as currently structured, including the guarantees that back the RMBS issued by them, and the U.S. Government’s participation in the U.S. residential mortgage market through the GSEs, continue to persist. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market”, which outlines recommendations for reforming the U.S. housing system, specifically the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market and its relationship to Fannie Mae and Freddie Mac. It is unclear how future legislation may impact the housing finance market and the investing environment for mortgage-related securities and more specifically, Agency RMBS and non-Agency RMBS, as the method of reform is undecided and has not yet been defined by the regulators.  However, it appears increasingly probable that each of Fannie Mae and Freddie Mac will continue to shrink in size in the future.  New regulations and programs related to Fannie Mae and Freddie Mac, including those affecting the relationship between the GSEs and the U.S. Government or the guarantees that back the RMBS issued by the GSEs, may adversely affect the pricing, supply, liquidity and value of Agency RMBS and otherwise materially harm our business and operations.

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

We currently own and intend to continue to purchase principal only multi-family CMBS that represent the first loss tranche of a multi-family mortgage loan securitization. These first loss principal only securities are subject to the first risk of loss if any losses are realized on the underlying mortgage loans in the securitization. We also own and intend to continue to purchase interest only securities issued by multi-family mortgage loan securitizations. However, these interest only CMBS typically only receive payments of interest to the extent that there are funds available in the securitization to make the payments. CMBS generally entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, the CMBS, and in particular, first loss principal only CMBS, will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, each of which could have a material adverse effect on our cash flows and results of operations.

If we underestimate the loss-adjusted yields of our CMBS investments, we may experience losses.

        Our senior management team and RiverBanc expect to value our multi-family CMBS investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization's pool of loans, and the estimated impact of these losses on expected future cash flows. Our loss estimates may not prove accurate, as actual results may vary from estimates. In the event that we underestimate the pool level losses relative to the price we pay for a particular CMBS investment, we may experience losses with respect to such investment.

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

The lack of liquidity in certain of our assets may adversely affect our business.

A portion of the securities or loans we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. For example, a portion of our multi-family CMBS is held by a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. The illiquidity of certain of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

Our management objectives and policies do not place a limit on the size of the amount of capital used to support, or the exposure to (by any other measure), any individual asset or any group of assets with similar characteristics or risks. In addition, because we are a small company, we may be unable to sufficiently deploy capital into a number of assets or asset groups.  As a result, our portfolio may be concentrated in a small number of assets or may be otherwise undiversified, increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these assets perform poorly. For example, our portfolio may at times be concentrated in or consist of a substantial amount of Agency IOs that are more sensitive to prepayment risk, or we may invest in CMBS secured by properties concentrated in a limited number of geographic locations. Currently, a significant portion of our multi-family CMBS investment is comprised of first loss PO securities.  To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We may acquire and manage pools of residential whole mortgage loans. Residential whole mortgage loans, including subprime mortgage loans and non-performing and sub-performing mortgage loans, are subject to increased risks of loss. We currently own a pool of distressed residential mortgage loans that includes both performing and re-performing loans, which are subject to increased risks of loss.  Unlike Agency RMBS, whole mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

The scheduled increase in monthly payments on certain ARM loans held in our securitization trusts may result in higher delinquency rates on those mortgage loans and could have a material adverse effect on our net income and results of operations.  This increase in borrowers' monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with ARM loans, who in turn, may no longer be able to prepay the loan or refinance the loan at comparably low interest rates or at all.  A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes

We have acquired and may acquire in the future non-Agency RMBS collateralized by subprime and Alt A mortgage loans, which are not guaranteed by any government-sponsored entity or agency and are subject to increased risks.

We have acquired and may acquire in the future non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by a GSE such as Fannie Mae or Freddie Mac. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions and other factors in recent years, many of the mortgage loans backing the non-Agency RMBS have experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with these mortgage loans, the performance of non-Agency RMBS could be adversely affected, which could materially and adversely impact our results of operations, financial condition and business.

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

The preferred equity investments or mezzanine loan assets that we may acquire or originate will involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire or originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. We also may make preferred equity investments in the entity that owns the property.  These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured or our equity investment may be effectively extinguished as a result of foreclosure by the senior lender. In addition, mezzanine loans and preferred equity investments are often used to achieve a very high leverage on large commercial projects, resulting in less equity in the property and increasing the risk of loss of principal or investment. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or preferred equity investment will be satisfied only after the senior debt, in case of a mezzanine loan, or all senior and subordinated debt, in case of a preferred equity investment, is paid in full. Where senior debt exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies or control decisions made in bankruptcy proceedings relating to borrowers or preferred equity investors. As a result, we may not recover some or all of our investment, which could result in losses. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to mezzanine loans originated or acquired by us could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Our senior management and our external managers will utilize analytical models and data in connection with the valuation of certain of our assets, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of certain of our target assets, such as Agency IOs and multi-family CMBS, our senior management team and our external managers must rely heavily on analytical models and information and data supplied by third parties. Models and data will be used to value potential target assets, potential credit risks and reserves and also in connection with hedging our acquisitions. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, we may be induced to buy certain target assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

In response to the 2008 financial and credit crisis, the Federal Reserve lowered the Federal Funds Target Rate to near zero in an effort to stabilize markets and improve liquidity. Most recently, the Federal Reserve announced that it intends to hold the Federal Funds Target Rate near zero until either the unemployment rate drops below 6.5% or certain projected inflation targets are exceeded. These actions have resulted in favorable borrowing terms under many of our repurchase agreements. However, a change in the Federal Reserve's stated intention to hold the Federal Funds Target Rate near zero would result in higher short-term interest rates, which may negatively affect the market value of our assets because in a period of rising interest rates, the relative value of the interest earning assets we own can be expected to fall and reduce our book value. In addition, our fixed-rate interest earning assets, generally, are more negatively affected by these increases because in a period of rising interest rates, our interest payments could increase while the interest we earn on our fixed-rate interest earning assets would not change.

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

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities or other investments that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments on a quarterly-basis at fair value as determined by our management based on market quotations from pricing services and brokers/dealers and/or internal valuation models. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and are based on estimates, therefore our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Our adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

During the year ended December 31, 2012, we determined that certain securitization trusts that issued certain of our multi-family CMBS or securitized debt were variable interest entities, or VIEs, of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within those securitization trusts. As a result, we are required to consolidate the underlying multi-family loan or securities, as applicable, related debt, interest income and interest expense of those securitization trusts in our financial statements, although our actual investments in these securitization trusts generally represent a small percentage of the total assets of the trusts. Prior to the year ended December 31, 2012, we historically accounted for the multi-family CMBS in our investment portfolio through accumulated other comprehensive income, pursuant to which unrealized gains and losses on those multi-family CMBS are reflected as an adjustment to stockholders’ equity. However, the fair value option requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary, such as the Consolidated K-Series, be reflected through our earnings. As we acquire additional multi-family CMBS assets in the future that are similar in structure and form to the Consolidated K-Series’ assets or securitize investment securities owned by us, we may be required to consolidate the assets and liabilities of the issuing or securitization trust and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders' equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (and in some cases the fund's directors) to be regulated as “commodity pool operators” ("CPOs"). Under new rules adopted by the U.S. Commodity Futures Trading Commission (the “CFTC”) those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association ("NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight issued a no-action letter in December 2012 saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or our operations to be a commodity pool as to which CPO registration or compliance is required. We have submitted the required filing to claim the no-action relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC's rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Risk Related to Our Debt Financing and Hedging

Our access to financing sources, which may not be available on favorable terms, or at all, especially in light of current market conditions, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources to fund our operations. However, as previously discussed, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years, as most recently caused by the U.S. deficit and fiscal cliff debates and Eurozone sovereign debt concerns which exerted downward pressure on stock prices and credit capacity for lenders. If these levels of market volatility and disruption continue or worsen, it could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent. Moreover, we are currently party to repurchase agreements of a short duration and there can be no assurance that we will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event we are unable to roll over or re-set our reverse repos, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Under current market conditions, securitizations are generally unavailable or limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We intend to use repurchase agreements to finance certain of our investments, primarily RMBS. If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral to support our repurchase agreements will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times and terminate our ability to borrow. This could result in a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

We intend to leverage our equity, which will exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.

We intend to leverage our equity through borrowings, generally through the use of repurchase agreements and other short-term borrowings or through longer-term structured debt, such as CDOs and other forms of securitized debt. We may, in the future, utilize other forms of borrowing.  The amount of leverage we incur varies depending on the asset type, our ability to obtain borrowings, the cost of the debt and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be harmed. A key element of our strategy is our use of leverage to increase the size of our portfolio in an attempt to enhance our returns. Our repurchase agreements are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

 We directly or indirectly utilize non-recourse securitizations and recourse structured financings and such structures expose us to risks that could result in losses to us.

We sometimes utilize non-recourse securitizations of our investments in mortgage loans or CMBS to the extent consistent with the maintenance of our REIT qualification and exemption from the Investment Company Act, in order to generate cash for funding new investments and/or to leverage existing assets.  In most instances, this involves us transferring loans or CMBS owned by us to a special purpose entity in exchange for cash and typically the ownership certificate or residual interest in the entity.  In some sale transactions, we also retain a subordinated interest in the loans or CMBS sold, such as a B-note.  The securitization or other structured financing of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans or CMBS sold would be subordinate to the senior interest in the loans or CMBS sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses.  Under the terms of these financings, which generally have terms of three to ten years, we may agree to receive no cash flows from the assets transferred to the special purpose entity, until the debt issued by the special purpose entity has matured or been repaid.  We cannot be assured that we will be able to access the securitization markets in the future, or be able to do so at favorable rates. The inability to consummate longer term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

In addition, under the terms of the securitization or structured financing, we may have limited or no ability to sell, transfer or replace the assets transferred to the special purpose entity, which could have a material adverse effect on our ability to sell the assets opportunistically or during periods when our liquidity is constrained or to refinance the assets.  Finally, we have in the past and may in the future guarantee certain terms or conditions of these financings, including the payment of principal and interest on the debt issued by the special purpose entity, the cash flows for which are typically derived from the assets transferred to the entity.  If a special purpose entity defaults on its obligations and we have guaranteed the satisfaction of that obligation, we may be materially adversely affected.

If a counterparty to one of our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we may incur losses.

When we engage in repurchase transactions, we generally sell RMBS or CMBS to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same security back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the security to the lender is less than the value of those security (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same security back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the security). Certain of the assets that we pledge as collateral, including Agency IOs and CLOs, are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

We purchase a significant portion of our Agency RMBS through delayed delivery transactions, including TBAs. In a delayed delivery transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) TBAs with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency RMBS at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

Risks Related to Our Agreements with Our External Managers

We are dependent on certain of our external managers and certain of their key personnel and may not find a suitable replacement if they terminate their respective management agreements with us or such key personnel are no longer available to us.

We historically were organized as a self-advised company that acquired, originated, sold and managed its assets; however, as we modified our business strategy and the targeted assets we seek to acquire in response to changing market conditions, we began to outsource the management of certain targeted asset classes for which we had limited internal resources or experience. We presently utilize three that manage certain of our assets and investment strategies. Each of our external managers, in some manner, identifies, evaluates, negotiates, structures, closes and monitors certain investments on our behalf. In each case, we have engaged these third parties because of the expertise of certain key personnel of our external managers. The departure of any of the senior officers of our external managers, or of a significant number of investment professionals or principals of our external managers, could have a material adverse effect on our ability to achieve our investment objectives.  We are subject to the risk that our external managers will terminate their respective management agreement with us or that we may deem it necessary to terminate such agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage certain of our assets and investment strategies.

Pursuant to our management agreements, our external managers are entitled to receive a management fee that is payable regardless of the performance of the assets under their management.

We will pay each of our external managers substantial base management fees, based on our invested capital (as such term is defined in the respective management agreements), regardless of the performance of the assets under their management. The external managers’ entitlement in many cases to non-performance based compensation may reduce its incentive to devote the time and effort of its professionals to seeking profitable investment opportunities for our company, which could result in the under-performance of assets under their management and negatively affect our ability to pay distributions to our stockholders or to achieve capital appreciation.

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

Each of our external managers manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose. As a result, we will compete with these other accounts and interests for access to our external managers and the benefits derived from those relationships. For the same reasons, the personnel of our external managers may be unable to dedicate a substantial portion of their time managing our investments to the extent they manage or are associated with any future investment vehicles not related to us.

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

Termination of the RiverBanc Management Agreement without cause is subject to several conditions which may make such a termination difficult and costly. The RiverBanc Management Agreement provides that we may only terminate the RiverBanc Management Agreement without cause and not be obligated to pay a termination fee unless we realize a negative 15% return on the assets managed for us by RiverBanc. Moreover, except as described in the preceding sentence, we cannot terminate RiverBanc without cause until expiration of the initial term in 2014, and then only upon providing 180 days' advance notice and subject to the payment of a termination fee equal to the product of (A) 24 and (B) the base management fee earned by RiverBanc during the one month period immediately preceding the termination date. Thus, in the event we elect not to renew the RiverBanc Management Agreement for any reason other than cause or as otherwise described in this paragraph, we will be required to pay this termination fee. In addition, the RiverBanc Management Agreement provides RiverBanc with an exclusive right of first refusal to purchase any of our assets managed by it subject to certain exceptions, in the event we terminate them for any reason. This provision could result in our loss of assets that our earnings are dependent upon or may cause us to sell assets prior to our recovery of lost value. These provisions may increase the effective cost to us of terminating the RiverBanc Management Agreement, thereby adversely affecting our ability to terminate RiverBanc without cause.

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

The market price of our common stock is highly volatile and subject to wide fluctuations.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Some of the factors that could result in fluctuations in the price or trading volume of our common stock include, among other things, actual or anticipated changes in our current or future financial performance, changes in market interest rates and general market and economic conditions.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.

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

The investments we make in accordance with our investment strategy may result in a high degree of risk, volatility or loss of principal than alternative investment options. Our investments may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for an investor with lower risk tolerance.

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

We are a small company with only four full-time employees and are substantially dependent upon the efforts of our Chief Executive Officer and President, Steven R. Mumma, and certain key individuals employed by our external managers. The loss of Mr. Mumma or any key personnel or their services could have an adverse effect on our operations.

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

The maximum U.S. federal income tax rate for dividends payable to domestic shareholders that are individuals, trust and estates is 20%.  Dividends payable by REITs, however, are generally not eligible for the reduced rates.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rate applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

We  may incur a significant tax liability as a result of selling assets that might be subject to the prohibited transactions tax if sold directly by us.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that certain loans that we are treating as owning for federal income tax purposes and property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although we expect to avoid the prohibited transactions tax by contributing those assets to one of our TRS’s and conducting the marketing and sale of those assets through that TRS, no assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS.  Even if those contribution transactions are respected, our TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Other than real estate owned, acquired through, or in lieu of, foreclosures on mortgage loans, the Company does not own any properties. As of December 31, 2012, our principal executive and administrative offices are located in leased space at 52 Vanderbilt Avenue, Suite 403, New York, New York 10017.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Capital Market under the trading symbol “NYMT”.  As of December 31, 2012, we had 49,575,331 shares of common stock outstanding and as of March 1, 2013, there were approximately 20 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable on our common stock on a per share basis.

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount Per Share
Year Ended December 31, 2012
Fourth quarter	$7.11	$5.63	$6.32	12/14/12	01/25/13	$0.27
Third quarter	7.63	6.67	7.05	9/18/12	10/25/12	0.27
Second quarter	7.13	6.44	7.05	6/15/12	7/25/12	0.27
First quarter	7.12	6.36	6.54	3/19/12	4/25/12	0.25

	Common Stock Prices			Cash Dividends
	High	Low	Close	Declared	Paid or Payable	Amount Per Share
Year Ended December 31, 2011
Fourth quarter	$7.36	$6.22	$7.21	12/15/11	01/25/12	$0.35
Third quarter	7.50	6.59	6.97	09/20/11	10/25/11	0.25
Second quarter	7.93	6.49	7.45	05/31/11	06/27/11	0.22
First quarter	7.43	6.88	7.07	03/18/11	04/26/11	0.18

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future distributions will be at the discretion of the Board of Directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our Board of Directors deems relevant. See "Item I. Business - Certain Federal Income Tax Considerations and our status as a REIT - Distributions."

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program, which it previously announced in November 2005. At management’s discretion, the Company is authorized to repurchase shares of Company common stock in the open market or through privately negotiated transactions through December 31, 2015. The plan may be temporarily or permanently suspended or discontinued at any time. The Company has not repurchased any shares since March 2006 and currently has no intention to recommence repurchases in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	1,094,414

Performance Graph

The following line graph sets forth, for the period from December 31, 2007 through December 31, 2012, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index.  The graph assumes that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2007.

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise by deemed filed under those acts.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data.  The selected historical operating and financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes.  You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes, (dollar amounts in thousands, except per share data):

Selected Statement of Operations Data:
	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Interest income	$137,527	$24,291	$19,899	$31,095	$44,123
Interest expense	105,926	4,837	9,611	14,235	36,260
Net interest income	31,601	19,454	10,288	16,860	7,863

Other income (expense)	8,924	(3,693)	3,332	901	(26,717)
General, administrative and other expenses	11,385	8,323	7,950	6,877	6,910
Termination of management contract	40	2,195	-	-	-
Net income (loss) attributable to common stockholders	$28,279	$4,776	$6,805	$11,670	$(24,107)
Per share basic income (loss)	$1.08	$0.46	$0.72	$1.25	$(2.91)
Per share diluted income (loss)	$1.08	$0.46	$0.72	$1.19	$(2.91)
Dividends declared per common share	$1.06	$1.00	$0.79	$0.91	$0.54
Weighted average shares outstanding-basic	26,067	10,495	9,422	9,367	8,272
Weighted average shares outstanding-diluted	26,067	10,495	9,422	11,867	8,272

Selected Balance Sheet Data:
	As of December 31,
	2012	2011	2010	2009	2008
Investment securities, available for sale, at fair value	$1,034,711	$200,342	$86,040	$176,691	$477,416
Investment securities, available for sale, at fair value held in securitization trusts	71,159	-	-	-	-
Residential mortgage loans held in securitization trusts (net)	187,229	206,920	228,185	276,176	346,972
Distressed residential mortgage loans held in securitization trust (net)	60,459	-	-	-	-
Multi-family loans held in securitization trusts, at fair value	5,442,906	-	-	-	-
Total assets	7,160,401	682,705	374,294	488,814	853,300
Financing arrangements, portfolio investments	889,134	112,674	35,632	85,106	402,329
Residential collateralized debt obligations	180,979	199,762	219,993	266,754	335,646
Multi-family collateralized debt obligations, at fair value	5,319,573	-	-	-	-
Securitized debt	117,591	-	-	-	-
Subordinated debentures (net)	45,000	45,000	45,000	44,892	44,618
Convertible preferred debentures (net)	-	-	-	19,851	19,702
Total liabilities	6,838,395	596,398	305,807	425,827	814,052
Total stockholders’ equity	$322,006	$85,278	$68,487	$62,987	$39,248

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes, among other things, certain credit sensitive assets and investments in mortgage-related and financial assets and Agency RMBS, consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS, Agency IOs consisting of interest only and inverse interest only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans, multi -family CMBS and residential mortgage loans, including loans sourced from distressed markets.

We have endeavored to build in recent years a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to  delivering stable cash flows over various economic cycles. Under our investment strategy, our targeted assets currently include Agency ARMs, Agency fixed-rate RMBS, Agency IOs, multi-family CMBS and residential mortgage loans, including loans sourced from distressed markets. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related assets and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To this end, we rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, and longer term structured financings, such as securitization and re-securitization transactions, with terms longer than one year.

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, CLOs and certain residential mortgage loans held in securitization trusts. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Midway, RiverBanc and Headlands, with Midway providing investment management services with respect to our investments in Agency IOs, RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt investments, and Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans. Prior to 2012, we were also a party to an advisory agreement with HCS, which was terminated effective December 31, 2011.

Significant 2012 Activity

•
Issued an aggregate of 35,362,500 shares of common stock in four public offerings at a weighted average price to the public of $6.79 per share resulting in net proceeds to us of $231.6 million, after deducting underwriting discounts and commissions and offering expenses;

•	Completed the acquisitions of $134.7 million of multi-family CMBS, resulting in the Company having a net investment of $194.5 million in multi-family CMBS at December 31, 2012;

•	Completed the acquisition of distressed residential mortgage loans having a carrying value of $60.5 million at December 31, 2012;

•	Expanded holdings of Agency RMBS (Agency ARMs and fixed-rate Agency RMBS) and Agency IOs by $929.8 million and $58.5 million, respectively;

•
Completed two term structured financings of multi-family CMBS and one structured financing of distressed residential mortgage loans, resulting in proceeds to the Company after expenses of $76.9 million and $37.8 million, respectively;

•	Increased book value per share to $6.50 at December 31, 2012 from $6.12 at December 31, 2011; and

•      Declared aggregate 2012 dividends of $1.06 per common share.

Key Fourth Quarter 2012 Activity

Completion of Distressed Residential Mortgage Loans Securitization Transaction

On December 28, 2012, through a wholly-owned subsidiary, we entered into a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans owned by us. As part of the transaction, we transferred the distressed residential mortgage loans having a carrying value of $60.5 million at December 31, 2012 to a special purpose entity of which we own the equity certificate in exchange for net proceeds of approximately $37.8 million.  The proceeds of the transaction were generated from the special purpose entity’s concurrent private placement of $38.7 million of notes pursuant to an indenture.

The notes bear interest that is payable monthly at a per annum rate equal to 4.25% and are scheduled to mature in December 2015, at which time the distressed residential mortgage loans serving as collateral will be transferred back to the Company. (See Note 13 in the Notes to Consolidated Financial Statements).  The distressed residential mortgage loans serving as collateral for the notes are performing and re-performing, fixed and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties.

Headlands has been engaged to serve as external manager of this investment and will receive a base management and incentive fees that will be calculated in a manner similar to the Company’s other investment management agreements for its management of such assets.

Completion of Multi-Family CMBS Collateralized Recourse Financing Transaction

In November 2012, through a wholly-owned subsidiary, we entered into a master repurchase agreement (the “CMBS Master Repurchase Agreement”) with a three-year term for the purpose of financing certain multi-family CMBS owned by us. Pursuant to the terms of the CMBS Master Repurchase Agreement, a wholly-owned subsidiary of the Company transferred multi-family CMBS having an estimated carrying value of approximately $111.8 million at December 31, 2012 to a trust in exchange for net proceeds to us of $51 million.  The proceeds of the transaction to us were generated from the concurrent private placement of $52 million of notes by the trust pursuant to an indenture.

The notes bear interest that is payable monthly at a per annum rate equal to one-month LIBOR plus 6.50%. The notes and the financing under the CMBS Master Repurchase Agreement are scheduled to mature in November 2015. In connection with the transaction, we agreed to guarantee the due and punctual payment of our subsidiary’s obligations under the CMBS Master Repurchase Agreement.  See Note 13 in the Notes to Consolidated Financial Statements.

The multi-family CMBS serving as collateral under the CMBS Master Repurchase Agreement are comprised of securities issued from four separate Freddie Mac-sponsored multi-family K-Series CMBS securitizations, including the multi-family CMBS discussed below in “Multi-Family CMBS Investments.”

Multi-Family CMBS Investments

On October 25, 2012, we completed the purchase of the first loss floating rate security issued by a Freddie Mac sponsored multi-family loan securitization for approximately $21.1 million.  We used a portion of the net proceeds from our October 2012 public stock offering to fund the purchase price of this security.

In addition, during the quarter ended December 31, 2012, we purchased first loss PO securities and certain IO securities from two additional Freddie Mac sponsored multi-family loan securitizations for approximately $54.5 million.  We financed our purchases of these multi-family CMBS with proceeds from working capital and/or available short-term or longer-term structured financings.

Fourth Quarter 2012 Common Stock Dividend

On December 14, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.27 per common share for the quarter ended December 31, 2012. The dividend was paid on January 25, 2013 to our common stockholders of record as of December 24, 2012.

Public Offering of Common Stock

On October 3, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 15,525,000 shares of our common stock (including the 2,025,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.89 per share. On October 9, 2012, we closed on the issuance of 15,525,000 shares of common stock to the underwriter (including the 2,025,000 shares issuable pursuant to the over-allotment option), resulting in total net proceeds of approximately $104.1 million, after deducting underwriting discounts and commissions and offering expenses.  We used the net proceeds from this offering to primarily purchase Agency RMBS, multi-family CMBS and distressed residential loans.

Subsequent Developments

On March 13, 2013, we entered into an amended and restated management agreement with RB Commercial Mortgage LLC, our wholly-owned subsidiary, and RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaces the prior management agreement between RiverBanc and RB Commercial Mortgage LLC, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and has a term that will expire on December 31, 2014, subject to automatic annual one-year renewals thereof.

For more information regarding the RiverBanc Management Agreement, see “Item 1. Business―Our External Managers―RiverBanc Management Agreement” in this Annual Report on Form 10-K.

Current Market Conditions and Commentary

General. The U.S. economy showed modest signs of growth and improvements in labor markets in fiscal year 2012, with real gross domestic product (“GDP”) expanding by 2.2% in the 2012 fiscal year and the unemployment rate declining to 7.8%. However, data for the fourth quarter of 2012 suggest that economic activity paused during the quarter with GDP actually contracting by 0.1%, due, in part, to weather-related disruptions and other transitory factors. Meanwhile, the labor markets remain substantially unchanged, with the unemployment rate declining slightly to 7.7% as of the end of February 2013.

In a statement released on January 30, 2013, the Federal Reserve commented that while household spending and business fixed investment have advanced some recently and the housing sector has exhibited further signs of improvement, employment continues to only expand moderately with the unemployment rate remaining at an elevated level.  In the same announcement, the Federal Reserve also commented that it expects, with appropriate policy accommodation, economic growth will proceed at a moderate pace and unemployment should gradually decline, though cautioning that strains in global financial markets continue to pose significant downside risks to the economic outlook for the U.S. Recent data also suggest that inflation has been running somewhat below the Federal Reserve’s longer run objective. In its January 30, 2013 statement, the Federal Reserve stated that “to support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the Committee will continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month” and that it is “maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.” The policy to purchase U.S. Treasury securities at a pace of $45 billion per month replaces “operation twist,” which terminated at the end of 2012. In the Federal Reserve’s view, these policy actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Further, the Federal Reserve also announced a policy modification in December 2012 when it announced its determination to tie the end date of exceptionally low interest rates to specific macroeconomic targets. In doing so, the Federal Reserve stated its intent to keep the target range for the federal funds rate below 0.25% until either the unemployment rate drops below 6.5% or the projected inflation rate over the next one to two years increases above 2.5% and longer-term inflation outlook changes. Upon satisfaction of either of these macroeconomic targets, the Federal Reserve intends to return to monetary policy goals of maximum employment and long-term inflation of 2%, which is consistent with the previously announced target end date of mid-2015 for a target federal funds rate below 0.25%. On January 30, 2013, the Federal Reserve affirmed its intent to maintain the target range for the federal funds rate at these levels.

This environment coupled with the Federal Reserve’s policy actions have fostered continued strong demand for Agency RMBS backed by ARMs and fixed-rate mortgages while also helping to keep the costs of financing and hedging at or near historical lows.

Finally, continued difficulties in European financial markets and a contracting European economy served as a drag on the U.S. and global economies in 2012 and, as noted above, continue to pose downside risks to the U.S. economic outlook.  Although volatility and uncertainty relating to the solvency of certain European financial institutions and sovereign governments stabilized during the second half of 2012, we anticipate that economic news emanating from Europe will continue to show signs of difficult conditions in the region, and as a result, may continue to create volatility and uncertainty in global financial and credit markets.

Single-Family Homes and Residential Mortgage Market. The residential real estate and mortgage market have shown signs of further improvement in 2012. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for November 2012 showed that, on average, home prices increased 4.5% for its 10-City Composite and by 5.5% for the 20-City Composite as compared to November 2011. In addition, data suggests that new and existing home sales in 2012 also improved as compared to 2011, although the figures are still well below the peak numbers from prior to the 2008 financial crisis.

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

Recent Government Actions. In recent years, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have taken numerous actions to stabilize or improve market and economic conditions in the U.S. or to assist homeowners and may in the future take additional significant actions that may impact our portfolio and our business. However, markets continue to remain uncertain over the U.S. Government’s ability and will to address the country’s budget deficits and other fiscal issues. A description of recent government actions that we believe are most relevant to our operations and business is included below:

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

•
The policies and actions of the Federal Reserve as described above under “―General,” including the implementation and expansion of operation twist and its successor policy. Pursuant to operation twist, the Federal Reserve sold more than $650 billion of shorter-term U.S. Treasury securities through the end of 2012 and used the proceeds to buy longer-term U.S. Treasury securities. Operation twist and its successor program are intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, the action has created downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the Federal Reserve hopes will provide additional stimulus to support economic recovery.   While longer-term interest rates have fallen significantly since operation twist was first implemented, the Federal Reserve’s ability to stimulate economic recovery through operation twist and its successor program remains uncertain.

•
On October 24, 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to be made to HARP. Among those changes to HARP, which as modified, we refer to as “HARP II”, are (1) the reduction or elimination in certain cases, of many risk based fees charged to borrowers when refinancing, (2) the expansion of the previous 125% loan-to-value ceiling to allow all underwater borrowers (those borrowers who owe more on their mortgages than the value of their homes) to participate in the program, regardless of the size of their loan versus the value of their home and (3) the removal of certain representations and warranties made on behalf of lenders for loans owned or guaranteed by Fannie Mae or Freddie Mac, among other changes. The provisions of HARP II are only available to borrowers with loans originated prior to June 1, 2009 that are owned or guaranteed by Fannie Mae or Freddie Mac. Aside from the expansion of HARP as described above, borrowers attempting to utilize the provisions of HARP II are subject to the restrictions originally put in place for HARP I. HARP II, which is expected to run through the end of 2013, presents the opportunity for many borrowers to take advantage of the ability to refinance their mortgages into lower interest rates, possibly resulting in higher prepayment speeds. According to the FHFA, Fannie Mae and Freddie Mac refinanced more loans in the first seven months of 2012 under HARP II than all HARP refinances in 2011. Not surprisingly, prepayment spreads have generally trended higher during 2012 as compared to 2011.  HARP II may negatively impact our Agency RMBS, particularly the performance of our Agency IOs.

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

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, and are presently under federal conservatorship as the U.S. Government continues to evaluate the futures of these entities and what role the U.S. Government should continue to play in the housing markets in the future. While the exact scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve, it is probable that they each will continue to shrink in size. New regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations. See “―Recent Government Actions” above.

Credit Spreads. Over the past few years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities). However, during the last six months of 2011, the credit markets experienced significant spread widening due to a series of factors, including concerns related to a possible global economic slowdown, the European sovereign debt crisis and continued concern with respect to certain U.S. domestic economic policies. Although credit spreads in the residential and commercial markets have generally tightened during 2012, they continued to experience significant fluctuations due, in part, to continued concerns noted in the immediately preceding sentence. Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IOs are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Financing markets and liquidity. The availability of repurchase agreement financing for our Agency RMBS portfolio remains stable with interest rates between 0.35% and 0.46% for 30 day repurchase agreements for Agency ARMs and Agency fixed-rate RMBS. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.30% at December 31, 2012, marking a decrease of approximately 1 basis point from September 28, 2012, and a decrease of 9 basis points from the previous year end. Longer term interest rates also decreased during the year ended December 31, 2012, with the 10-year U.S. Treasury Rate decreasing by 12 basis points to 1.88% at December 30, 2012.  We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves. However, given the global economic headwinds and expected modest economic growth, we believe that interest rates, and thus our short-term financing costs, are likely to remain at very low levels until such time as the economic data begin to confirm an acceleration of overall economic recovery.  These lower interest rates may contribute to higher prepayment experience for our portfolio while the conditions persist.

While the financing markets for Agency RMBS remain favorable, financing and liquidity for commercial real estate securities and other credit sensitive assets have shown signs of improvement, as evidenced by the three longer-terms structured financings we completed in 2012.

Prepayment rates. As a result of various government initiatives, particularly HARP II, and relatively low intermediate and longer-term treasury yields, rates on conforming mortgages during 2012 touched and have remained near historical lows and that same trend has continued during the first quarter of 2013. This has resulted in elevated prepayment rates during 2012, as indicated in the table set forth under the caption “―Results of Operations―Prepayment Experience.”

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

Based on the projected cash flows from the Company’s first loss PO CMBS purchased at a discount to par value, a portion of the purchase discount is designated as non-accretable purchase discount or credit reserve, which partially mitigates the Company’s risk of loss on the mortgages collateralizing such CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

With respect to interest rate swaps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps will be recognized in current earnings.

Fair value. The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. Such inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company’s IOs POs, multi-family loans held in securitization trusts and multi-family CDOs are considered to be the most significant of its fair value estimates.

The Company’s valuation methodologies are described in “Note 17 – Fair Value of Financial Instruments” included in Item 8 of this Annual Report on Form 10-K.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of December 31, 2012, we owned 100% of the first loss securities of the “Consolidated K-Series”. The Consolidated K-Series, collectively represents four separate Freddie-Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, interest income and expense in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 8 of this Annual Report on Form 10-K.

Financial Condition

As of December 31, 2012, we had approximately $7.2 billion of total assets, as compared to approximately $682.7 million of total assets as of December 31, 2011. The increase is primarily due to the consolidation of multi-family loans held in securitization trusts on our balance sheet, which represents the assets comprising the Consolidated K-Series (amounting to $5.4 billion at December 31, 2012), and the purchase primarily of leveraged Agency RMBS with cash proceeds from our public equity offerings in 2012. See "Significant Estimates and Critical Accounting Policies - Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Investment Allocation

The following tables set forth our allocated equity by investment type at December 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

At December 31, 2012:
	Agency RMBS(1)	Agency IOs	Multi-Family CMBS(2)	Distressed Residential Loans	Residential Securitized Loans	Other(3)	Total

Carrying value	$901,867	$99,372	$194,492	$60,459	$187,229	$41,800	$1,485,219
Liabilities:
Callable(4)	(806,477)	(74,707)	-	-	-	(7,950)	(889,134)
Non-callable	-	-	(78,891)	(38,700)	(180,979)	(45,000)	(343,570)
Hedges (Net)(5)	3,716	10,782	-	575	-	-	15,073
Cash	-	25,797	-	-	-	31,777	57,574
Other	3,126	1,575	1,763	2,337	732	(12,689)	(3,156)

Net equity allocated	$102,232	$62,819	$117,364	$24,671	$6,982	$7,938	$322,006

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements.  A reconciliation to our financial statements as of December 31, 2012 follows:

Multi-Family loans held in securitization trusts, at fair value	$5,442,906
Multi-Family CDOs, at fair value	(5,319,573)
Net carrying value	123,333
CMBS, at fair value (available for sale)	71,159
Total CMBS, at fair value	194,492
Securitized debt	(78,891)
Other	1,763
Net Equity in Multi-Family CMBS	$117,364

(3)
Other includes CLOs having a carrying value of $30.8 million, non-Agency RMBS and loans held for investment. Other callable liabilities include an $8.0 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

(4)	Includes repurchase agreements.
(5)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

At December 31, 2011:
	Agency ARMs	Agency IOs	Multi- Family CMBS	Residential Securitized Loans	Other(1)	Total

Carrying value	$68,776	$63,681	$41,185	$206,920	$44,301	$424,863
Liabilities:
Callable(2)	(56,913)	(49,226)	(21,531)	-	(6,535)	(134,205)
Non-callable	-	-	-	(199,762)	(45,000)	(244,762)
Hedges (Net)(3)	(304)	9,317	-	-	-	9,013
Cash	-	16,536	-	-	16,586	33,122
Other	616	1,314	278	455	(4,387)	(1,724)

Net equity allocated	$12,175	$41,622	$19,932	$7,613	$4,965	$86,307

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

Balance Sheet Analysis

Investment Securities Available for Sale.  At December 31, 2012, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At December 31, 2012, we had no investment securities in a single issuer or entity, other than Fannie Mae, that had an aggregate book value in excess of 10% of our total assets. The increase in investment securities available for sale as of December 31, 2012 as compared to December 31, 2011 is primarily a result of increased purchases of leveraged Agency RMBS during the third and fourth quarters of 2012 with cash proceeds from public equity offerings during 2012. The following tables set forth the balances of our investment securities available for sale as of December 31, 2012 and December 31, 2011, respectively:

Balances of Our Investment Securities Available for Sale (dollar amounts in thousands):

December 31, 2012	Par Value	Carrying Value	% of Total Carrying Value
Agency RMBS:
ARMs	$259,851	$273,923	26.5%
Fixed Rate	591,254	627,944	60.7%
IOs	645,937	99,372	9.6%
Non-Agency RMBS	3,868	2,687	0.2%
CLOs	35,550	30,785	3.0%
Total	$1,536,460	$1,034,711	100.0%

December 31, 2011	Par Value	Carrying Value	% of Total Carrying Value
Agency RMBS:
ARMs	$65,112	$68,775	34.3%
IOs	537,032	63,682	31.8%
CMBS:
POs	138,386	34,927	17.5%
IOs	850,821	6,258	3.1%
Non-Agency RMBS	6,079	3,945	1.9%
CLOs	35,550	22,755	11.4%
Total	$1,632,980	$200,342	100.0%

 Investment Securities Available for Sale Held in Securitization Trusts.  At December 31, 2012, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS contributed to both RB Commercial Trust 2012-RS1 (the “2012-RS1 Trust”) and New York Mortgage Securitization Trust 2012-1 (the “NYMST 2012-1 Trust”), both subsidiaries of the Company.  The following table sets forth the balances of our investment securities available for sale held in securitization trusts as of December 31, 2012:

Balances of Our Investment Securities Available for Sale Held in Securitization Trusts (dollar amounts in thousands):

December 31, 2012	Par Value	Carrying Value	% of Total Carrying Value
CMBS:
POs	$137,425	$37,448	52.6%
Floating rate	50,388	22,215	31.2%
IOs	1,825,203	11,496	16.2%
Total	$2,013,016	$71,159	100.0%

 Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry as of December 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	As of December 31, 2012			As of December 31, 2011
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal

$0 - $500	32	8/2015 - 8/2019	$12,508	20	8/2015 - 11/2018	$8,583
$500 - $2,000	131	12/2013 - 12/2019	163,939	103	12/2012 - 12/2018	147,598
$2,000 - $5,000	74	4/2013 - 12/2019	210,991	84	4/2013 - 9/2019	250,010
$5,000 - $10,000	5	2/2013 - 5/2018	31,248	6	2/2013 - 3/2016	35,623
Total	242		$418,686	213		$441,814

December 31, 2012

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	23	$50,192	12.0%
Retail Store	19	35,746	8.5%
Diversified/Conglomerate Service	20	33,761	8.1%
Chemicals, Plastics and Rubber	17	32,058	7.7%
Electronics	15	25,544	6.1%
Beverage, Food & Tobacco	11	20,983	5.0%
Hotels, Motels, Inns and Gaming	7	20,554	4.9%
Telecommunications	9	19,746	4.7%
Leisure, Amusement, Motion Pictures & Entertainment	10	18,723	4.5%
Personal, Food & Misc Services	13	17,691	4.2%
Utilities	8	17,156	4.1%
Personal & Non-Durable Consumer Products	10	16,943	4.0%
Aerospace & Defense	10	15,271	3.7%
Automobile	6	8,418	2.0%
Banking	6	7,828	1.9%
Diversified/Conglomerate Mfg	7	7,644	1.8%
Insurance	3	6,742	1.6%
Broadcasting & Entertainment	5	6,650	1.6%
Finance	6	6,049	1.4%
Ecological	5	5,903	1.4%
Oil & Gas	3	5,436	1.3%
Farming & Agriculture	3	5,141	1.2%
Buildings and Real Estate	2	4,964	1.2%
Printing & Publishing	3	4,592	1.1%
Containers, Packaging and Glass	4	4,224	1.0%
Personal Transportation	3	3,984	1.0%
Grocery	2	3,968	0.9%
Textiles & Leather	4	3,586	0.9%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	3	2,462	0.6%
Mining, Steel, Iron and Non-Precious Metals	1	2,419	0.6%
Cargo Transport	1	1,728	0.4%
Home and Office Furnishings, Housewares and Durable Consumer Products	1	1,092	0.3%
Diversified Natural Resources, Precious Metals and Minerals	1	993	0.2%
Personal and Non-Durable Consumer Products (mfg only)	1	495	0.1%
	242	$418,686	100.0%

December 31, 2011

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	24	$61,543	13.9%
Retail Store	14	35,704	8.1%
Electronics	13	31,721	7.2%
Telecommunications	13	27,638	6.3%
Chemicals, Plastics and Rubber	12	25,336	5.7%
Diversified/Conglomerate Service	15	22,320	5.1%
Beverage, Food & Tobacco	10	20,274	4.6%
Leisure, Amusement, Motion Pictures & Entertainment	8	18,904	4.3%
Personal & Non-Durable Consumer Products	8	18,203	4.1%
Aerospace & Defense	10	17,254	3.9%
Utilities	5	16,723	3.8%
Hotels, Motels, Inns and Gaming	5	15,914	3.6%
Personal, Food & Misc. Services	12	14,598	3.3%
Containers, Packaging and Glass	7	14,493	3.3%
Finance	8	11,471	2.6%
Printing & Publishing	4	11,404	2.6%
Automobile	7	9,829	2.2%
Diversified/Conglomerate Mfg.	6	9,643	2.2%
Banking	3	8,777	2.0%
Broadcasting & Entertainment	3	6,293	1.4%
Mining, Steel, Iron and Non-Precious Metals	3	6,242	1.4%
Machinery (Non-Agriculture, Non-Construction & Non-Electronic)	4	6,029	1.4%
Textiles & Leather	5	5,281	1.2%
Personal Transportation	2	4,969	1.1%
Grocery	3	4,911	1.1%
Buildings and Real Estate	2	4,887	1.1%
Insurance	2	4,352	1.0%
Diversified Natural Resources, Precious Metals and Minerals	1	2,227	0.5%
Ecological	2	1,984	0.4%
Farming & Agriculture	1	1,900	0.4%
Cargo Transport	1	990	0.2%
	213	$441,814	100.0%

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized. We have completed four securitizations; three were completed in 2005 and were classified as financings and one completed in 2006, New York Mortgage Trust 2006-1, qualified as a sale, which resulted in the recording of residual assets and mortgage servicing rights.

At December 31, 2012, residential mortgage loans held in securitization trusts totaled approximately $187.2 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the ARM mortgage loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $7.0 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.8% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at December 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	Number of Loans	Par Value	Weighted Average Coupon	Carrying Value
December 31, 2012	474	$189,009	3.08%	$187,229
December 31, 2011	512	$208,934	2.82%	$206,920

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2012 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$440	$2,950	$48
Current Coupon Rate	3.08%	7.25%	2.50%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	268	276	235
Average Months to Reset	3	11	1
Original Average FICO Score	728	818	593
Original Average LTV	70.47%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	3.1%	1.69%
Six Month LIBOR	73.4%	2.41%
One Year LIBOR	15.7%	2.26%
One Year Constant Maturity Treasury	7.8%	2.64%
Total/Weighted Average	100.0%	2.39%

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2011 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$445	$2,950	$48
Current Coupon Rate	2.82%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	280	288	247
Average Months to Reset	4	11	1
Original Average FICO Score	729	818	593
Original Average LTV	70.41%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	2.8%	1.69%
Six Month LIBOR	72.9%	2.40%
One Year LIBOR	16.4%	2.26%
One Year Constant Maturity Treasury	7.9%	2.64%
Total/Weighted Average	100.0%	2.38%

The following tables detail activity for the residential mortgage loans held in securitization trusts (net) for the years ended December 31, 2012 and 2011, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2012	$208,934	$1,317	$(3,331)	$206,920
Principal repayments	(17,571)	—	—	(17,571)
Provision for loan loss	—	—	(675)	(675)
Transfer to real estate owned	(2,467)	—	899	(1,568)
Charge-Offs	113	—	129	242
Amortization of premium	—	(119)	—	(119)
Balance, December 31, 2012	$189,009	$1,198	$(2,978)	$187,229

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2011	$229,323	$1,451	$(2,589)	$228,185
Principal repayments	(19,674)	—	—	(19,674)
Provision for loan loss	—	—	(1,380)	(1,380)
Transfer to real estate owned	(890)	—	192	(698)
Charge-Offs	175	—	446	621
Amortization of premium	—	(134)	—	(134)
Balance, December 31, 2011	$208,934	$1,317	$(3,331)	$206,920

The following table details loan summary information for our residential mortgage loans held in securitization trusts at December 31, 2012 (dollar amounts in thousands):

Description			Interest Rate %			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	14	3.38	2.38	3.06	12/01/34	11/01/35	360	NA	$1,858	$968	$120
FAMILY	<= $250	69	4.88	2.38	3.20	09/01/32	12/01/35	360	NA	15,298	12,630	854
	<= $500	81	4.13	2.38	3.11	07/01/33	01/01/36	360	NA	31,523	28,501	4,407
	<=$1,000	31	3.88	1.50	3.01	08/01/33	12/01/35	360	NA	25,208	23,295	1,481
	>$1,000	18	3.38	2.88	3.12	01/01/35	11/01/35	360	NA	32,352	32,366	9,048
	Summary	213	4.88	1.50	3.12	09/01/32	01/01/36	360	NA	$106,239	$97,760	$15,910
2-4	<= $100	2	4.00	3.38	3.69	02/01/35	07/01/35	360	NA	$212	$158	$75
FAMILY	<= $250	6	4.00	3.00	3.35	12/01/34	07/01/35	360	NA	1,283	1,072	-
	<= $500	15	7.25	2.13	3.26	09/01/34	01/01/36	360	NA	5,554	5,017	254
	<=$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	>$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	Summary	23	7.25	2.13	3.32	09/01/34	01/01/36	360	NA	$7,049	$6,247	$329
Condo	<= $100	15	3.88	3.00	3.22	12/01/34	12/01/35	360	NA	$2,157	$994	$-
	<= $250	71	3.88	1.50	3.16	02/01/34	01/01/36	360	NA	14,590	12,401	465
	<= $500	52	4.13	2.38	3.12	09/01/32	12/01/35	360	NA	19,000	16,859	294
	<=$1,000	13	4.13	1.63	2.99	08/01/33	09/01/35	360	NA	10,329	9,495	742
	> $1,000	8	3.25	2.88	3.03	03/01/35	09/01/35	360	NA	12,544	12,534	-
	Summary	159	4.13	1.50	3.13	09/01/32	01/01/36	360	NA	$58,620	$52,283	$1,501
CO-OP	<= $100	4	3.25	2.38	2.91	10/01/34	08/01/35	360	NA	$443	$282	$-
	<= $250	14	3.63	2.50	3.09	10/01/34	12/01/35	360	NA	2,907	2,422	212
	<= $500	17	3.63	1.38	3.09	08/01/34	12/01/35	360	NA	7,558	6,201	263
	<=$1,000	9	3.25	2.88	3.01	12/01/34	10/01/35	360	NA	7,239	7,002	-
	> $1,000	4	3.00	2.25	2.78	11/01/34	12/01/35	360	NA	5,659	5,125	-
	Summary	48	3.63	1.38	3.00	08/01/34	12/01/35	360	NA	$23,806	$21,032	$475
PUD	<= $100	1	3.00	3.00	3.00	07/01/35	07/01/35	360	NA	$100	$86	$-
	<= $250	17	3.50	2.38	3.07	08/01/32	12/01/35	360	NA	3,785	3,423	-
	<= $500	8	3.38	2.88	3.05	06/01/33	12/01/35	360	NA	2,978	2,754	455
	<=$1,000	2	3.50	3.25	3.38	09/01/34	07/01/35	360	NA	1,662	1,453	843
	> $1,000	3	3.25	2.88	3.02	04/01/34	12/01/35	360	NA	4,148	3,971	-
	Summary	31	3.50	2.38	3.08	08/01/32	12/01/35	360	NA	$12,673	$11,687	$1,298
Summary	<= $100	36	4.00	2.38	3.14	10/01/34	12/01/35	360	NA	$4,770	$2,488	$195
	<= $250	177	4.88	1.50	3.17	08/01/32	01/01/36	360	NA	37,863	31,948	1,531
	<= $500	173	7.25	1.38	3.11	09/01/32	01/01/36	360	NA	66,613	59,332	5,673
	<=$1,000	55	4.13	1.50	3.02	08/01/33	12/01/35	360	NA	44,438	41,245	3,066
	> $1,000	33	3.38	2.25	3.05	04/01/34	12/01/35	360	NA	54,703	53,996	9,048
	Grand Total/ Weighted Average	474	7.25	1.38	3.08	08/01/32	01/01/36	360	NA	$208,387	$189,009	$19,513

The following table details loan summary information for our residential mortgage loans held in securitization trusts at December 31, 2011 (dollar amounts in thousands):

Description			Interest Rate %			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	14	3.00	2.50	2.88	09/01/34	11/01/35	360	NA	$1,658	$1,055	$-
FAMILY	<= $250	71	4.50	2.50	2.96	09/01/32	12/01/35	360	NA	16,299	13,107	956
	<= $500	89	3.75	2.50	2.87	07/01/33	01/01/36	360	NA	33,896	31,056	6,135
	<=$1,000	34	3.50	1.50	2.77	08/01/33	12/01/35	360	NA	27,122	25,368	3,411
	>$1,000	21	3.25	2.63	2.81	01/01/35	11/01/35	360	NA	37,357	36,811	9,047
	Summary	229	4.50	1.50	2.88	09/01/32	01/01/36	360	NA	$116,332	$107,397	$19,549
2-4	<= $100	2	3.63	3.00	3.31	02/01/35	07/01/35	360	NA	$212	$168	$75
FAMILY	<= $250	6	3.63	2.63	3.02	12/01/34	07/01/35	360	NA	1,283	1,094	-
	<= $500	15	7.25	2.13	3.10	09/01/34	01/01/36	360	NA	5,554	5,134	254
	<=$1,000	-	-	-	-	-	-	360	NA	-	-	-
	>$1,000	-	-	-	-	-	-	360	NA	-	-	-
	Summary	23	7.25	2.13	3.10	09/01/34	01/01/36	360	NA	$7,049	$6,396	$329
Condo	<= $100	13	3.25	2.63	2.81	01/01/35	12/01/35	360	NA	$1,640	$844	$-
	<= $250	72	3.50	1.50	2.93	02/01/34	01/01/36	360	NA	14,297	12,415	468
	<= $500	58	3.75	2.38	2.84	09/01/32	12/01/35	360	NA	20,942	18,891	-
	<=$1,000	14	3.88	1.63	2.76	08/01/33	09/01/35	360	NA	10,339	9,996	-
	> $1,000	10	2.88	2.63	2.73	01/01/35	09/01/35	360	NA	14,914	14,559	-
	Summary	167	3.88	1.50	2.86	09/01/32	01/01/36	360	NA	$62,132	$56,705	$468
CO-OP	<= $100	4	2.88	2.50	2.69	10/01/34	08/01/35	360	NA	$443	$306	$-
	<= $250	15	3.38	2.25	2.78	10/01/34	12/01/35	360	NA	3,423	2,573	212
	<= $500	23	3.50	1.38	2.78	08/01/34	12/01/35	360	NA	9,537	8,233	-
	<=$1,000	11	2.88	2.63	2.69	12/01/34	10/01/35	360	NA	8,563	8,321	-
	> $1,000	4	2.75	2.25	2.59	11/01/34	12/01/35	360	NA	5,659	5,232	-
	Summary	57	3.50	1.38	2.72	08/01/34	12/01/35	360	NA	$27,625	$24,665	$212
PUD	<= $100	1	2.63	2.63	2.63	07/01/35	07/01/35	360	NA	$100	$89	$-
	<= $250	18	3.13	2.50	2.87	08/01/35	12/01/35	360	NA	3,958	3,656	160
	<= $500	10	3.00	2.63	2.88	08/01/32	12/01/35	360	NA	3,665	3,422	315
	<=$1,000	4	3.25	2.75	2.99	05/01/34	07/01/35	360	NA	2,832	2,593	-
	> $1,000	3	2.88	2.75	2.83	04/01/34	12/01/35	360	NA	4,148	4,011	-
	Summary	36	3.25	2.50	2.87	08/01/32	12/01/35	360	NA	$14,703	$13,771	$475
Summary	<= $100	34	3.63	2.50	2.85	09/01/34	12/01/35	360	NA	$4,053	$2,462	$75
	<= $250	182	4.50	1.50	2.93	08/01/32	01/01/36	360	NA	39,260	32,845	1,796
	<= $500	195	7.25	1.38	2.87	08/01/32	01/01/36	360	NA	73,594	66,736	6,704
	<=$1,000	63	3.88	1.50	2.77	08/01/33	12/01/35	360	NA	48,856	46,278	3,411
	> $1,000	38	3.25	2.25	2.77	04/01/34	12/01/35	360	NA	62,078	60,613	9,047
	Grand Total/ Weighted Average	512	7.25	1.38	2.82	08/01/32	01/01/36	360	NA	$227,841	$208,934	$21,033

Distressed Residential Mortgage Loans Held in Securitization Trust. Included in our portfolio is a pool of performing and re-performing, fixed and adjustable rate, residential mortgage loans acquired in the fourth quarter of 2012 and transferred to NYMT Residential 2012-RP1 as part of a securitization transaction.

At December 31, 2012, distressed residential mortgage loans held in securitization trust totaled approximately $60.5 million.  The Company’s net investment in the securitization trust, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the distressed residential mortgage loans held in securitization trust and the carrying amount of securitized debt outstanding, was $21.8 million.

The following table displays the loan product type and accompanying loan characteristics of our distressed residential mortgage loans held in securitization trust recorded on our consolidated balance sheets at December 31, 2012 (amounts in thousands, except number of loans):

	Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Unpaid Principal
ARM Loans:	$0 to 250,000	68	2.00 to 11.99%	1/2014 – 1/2057	$9,320
	251,000 to 500,000	30	1.99 to 8.50%	6/2033 – 3/2047	9,886
	Over 500,000	9	2.88 to 6.88%	5/2035 – 6/2037	6,079
ARM Total		107			$25,285

Fixed Loans:	$0 to 250,000	341	1.25 to 12. 75%	2/2012 – 8/2057	$40,041
	251,000 to 500,000	54	1.5 to 9.25%	10/2020 – 2/2041	18,825
Fixed Total	Over 500,000	11	1.5 to 6.75%	8/2037 – 7/2057	7,680
		406			$66,546

Grand Total		513			$91,831

Multi-Family Loans Held in Securitization Trusts. As of December 31, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in four Freddie Mac-sponsored multi-family K-Series securitizations, of which we, or one of our SPEs, own the first loss POs and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, interest income and expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations. As of December 31, 2012, the Consolidated K-Series was comprised of $5.4 billion in multi-family loans held in securitization trusts and $5.3 billion in multi-family CDOs.  In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the year ended December 31, 2012 included $104.4 million in interest income and $97.0 million in interest expense. Also, we recognized a $6.7 million unrealized gain in the statement of operations for the year ended December 31, 2012, as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our maximum exposure to loss from the Consolidated K-Series is our net carrying value of $123.3 million as of December 31, 2012.

Multi-Family CMBS Loan Characteristics

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of December 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands, except as noted):

December 31, 2012	December 31, 2011
Current balance of loans	$9,932,167	$3,457,297
Number of loans	609	234
Weighted average original LTV	69.2%	68.0%
Weighted average underwritten debt service coverage ratio	1.49	x	1.52	x
Current average loan size	$16,309	$14,775
Weighted average original loan term (in months)	108	117
Weighted average current remaining term (in months)	89	101
Weighted average loan rate	4.54%	5.25%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
Texas	14.0%	14.3%
California	13.6%	9.3%
Florida	7.4%	5.5%
New York	6.8%	7.2%
Georgia	5.4%	6.7%
Washington	5.0%	6.3%

Financing Arrangements, Portfolio Investments. As of December 31, 2012, we had approximately $889.1 million of repurchase agreement borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less. As of December 31, 2012, the current weighted average borrowing rate on these financing facilities was 0.54%. For the year ended December 31, 2012, the ending balance, yearly average and maximum balance at any month-end for our repurchase agreement borrowings were $889.1 million, $358.5 million and $889.1 million, respectively.  Our repurchase agreement borrowings as of December 31, 2012 are higher as compared to December 31, 2011 primarily as a result of our increased investments in Agency ARMs and Agency fixed rate RMBS during the year ended December 31, 2012, funded in large part through a portion of the total net proceeds received by us from public stock offerings during the year ended December 31, 2012.

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

Residential Collateralized Debt Obligations. As of December 31, 2012 and 2011, we had residential collateralized debt obligations, or Residential CDOs, of $181.0 million and $199.8 million, respectively. As of December 31, 2012 and 2011, the  weighted average interest rate of these Residential CDOs was 0.59% and 0.68%, respectively.  The Residential CDOs are collateralized by ARM loans with a principal balance of $189.0 million and $208.9 million at December 31, 2012 and 2011, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations completed in 2005, and, as of December 31, 2012 and 2011, had a net investment in these residential securitization trusts of $7.0 million and $7.6 million, respectively.

Multi-Family Collateralized Debt Obligations. As of December 31, 2012, we had $5.3 billion of multi-family collateralized debt obligations, or Multi-Family CDOs, outstanding with a weighted average interest rate of 4.59%. These Multi-Family CDOs are obligations of the Consolidated K-Series.  We determined that we are the primary beneficiary of the Consolidated K-Series and have consolidated the Consolidated K-Series into our financial statements.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our maximum exposure to loss from the Consolidated K-Series is our net carrying value of $123.3 million as of December 31, 2012.

Securitized Debt.  The securitized debt represents the notes issued in (i) our May 2012 multi-family CMBS re-securitization transaction, (ii) our November 2012 multi-family CMBS collateralized recourse financing transaction and (iii) our December 2012 distressed residential mortgage loan securitization transactions. As of December 31, 2012, we had $117.6 million of securitized debt.

Subordinated Debentures. As of December 31, 2012, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.15%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At December 31, 2012, the Company had $358.4 million of notional amount of interest rate swaps outstanding with a fair market liability value of $1.7 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

In addition to utilizing interest rate swaps, we may purchase or sell short U.S. Treasury securities or enter into Eurodollar or other futures contracts, options on futures and interest rate swaptions to help mitigate the potential impact of changes in interest rates on the performance of our Agency RMBS. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities, Eurodollar or other futures, options on futures and swaptions are recognized through earnings in our consolidated statements of operations.

The Company uses To-Be-Announced securities, or TBAs, to hedge market risk, as well as spread risk associated with its investments in Agency IOs. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable. Because we have not designated these forward commitments associated with our Agency IOs as hedging instruments, realized and unrealized gains and losses associated with these TBAs are recognized through earnings in the consolidated statements of operations.

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

Our investments in Agency IOs involve several types of derivative instruments used to hedge the overall risk profile of our investments in Agency IOs. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with no minimal ability to adjust over the life of the transaction. Because we and Midway are frequently adjusting these derivative instruments in response to current market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments.

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2012 was $322.0 million and included $18.1 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $20.0 million in unrealized gains primarily related to our CLOs, partially offset by $1.7 million in unrealized derivative losses related to cash flow hedges and $0.2 million in unrealized losses related to our Agency RMBS. Stockholders’ equity at December 31, 2011 was $85.3 million and included $11.3 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $12.8 million in unrealized gains primarily related to our CLOs, partially offset by $1.2 million in unrealized losses related to our CMBS and $0.3 million in unrealized derivative losses related to cash flow hedges.  The increase in stockholders’ equity at December 31, 2012, as compared to December 31, 2011, is primarily due to issuance of shares of common stock in public stock offerings with net proceeds to us of $231.6 million, after deducting underwriting discounts and commissions and offering expenses during the year ended December 31, 2012.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the quarter and year ended December 31, 2012, respectively (amounts in thousands, except per share):

	Quarter Ended December 31, 2012			Year Ended December 31, 2012
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$222,014	34,044	$6.52	$85,278	13,938	$6.12
Stock issuance, net	104,249	15,531		232,462	35,637
Balance after share issuance activity	326,263	49,575	6.58	317,740	49,575	6.41
Dividends declared	(13,383)		(0.27)	(30,809)		(0.62)
Net change AOCI: (2)
Hedges	179		0.00	(1,440)		(0.03)
RMBS	(3,640)		(0.07)	(327)		(0.01)
CMBS	3,000		0.06	3,766		0.08
CLOs	197		0.00	4,797		0.10
Net income excluding unrealized gains and losses on investment securities and related hedges and multi-family loans and debt held in securitization trusts	9,088		0.18	25,564		0.52
Unrealized net losses on investment securities and related hedges	(1,370)		(0.03)	(3,947)		(0.08)
Unrealized net gains on multi-family loans and debt held in securitization trusts	1,672		0.04	6,662		0.13
Ending Balance	$322,006	49,575	$6.50	$322,006	49,575	$6.50

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2012 of 49,575,331.
(2)	Accumulated other comprehensive income (“AOCI”).

The following table analyzes the changes in book value for the quarter and year ended December 31, 2011 (amounts in thousands, except per share):

	Quarter Ended December 31, 2011			Year ended December 31, 2011
	Amount	Shares	Per Share(1)	Amount	Shares(1)	Per Share
Beginning Balance	$75,437	11,178	$6.75	$68,487	9,425	$7.27
Stock issuance, net	17,773	2,760		29,907	4,513
Balance after share issuance activity	93,210	13,938	6.69	98,394	13,938	7.06
Dividends declared	(4,878)		(0.35)	(11,452)		(0.82)
Net change AOCI: (2)
Hedges	180		0.01	783		0.06
RMBS	284		0.02	(440)		(0.03)
CMBS	(1,036)		(0.08)	(1,036)		(0.08)
CLOs	(590)		(0.04)	(5,747)		(0.41)
Net income excluding unrealized gains and losses on Agency IOs and related hedges	(997)		(0.07)	14,433		1.03
Unrealized gains and losses on Agency IOs and related hedges	(895)		(0.06)	(9,657)		(0.69)
Ending Balance	$85,278	13,938	$6.12	$85,278	13,938	$6.12

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2011 of 13,938,273.
(2)           Accumulated other comprehensive income (“AOCI”).

Results of Operations

Comparison of the Quarter Ended December 31, 2012 to the Quarter Ended December 31, 2011

For the quarter ended December 31, 2012, the Company reported consolidated net income attributable to common stockholders of $9.4 million, or $0.19 per common share, as compared to consolidated net loss attributable to common stockholders of $1.9 million, or $0.16 per common share, for the same period in 2011.  The increase is primarily due to an increase in net interest margin of $6.0 million, an increase in realized gain on investment securities and related hedges of $2.9 million, an increase in unrealized gain on multi-family loans and debt held in securitization trusts of $1.7 million, a decrease in general, administrative and other expense of $1.2 million, and a decrease in impairment loss on investment securities of $0.3 million, partially offset by an increase in unrealized loss on investment securities and related hedges of $0.5 million, and a decrease in income from investments in limited partnership and limited liability company of $0.5 million.  The increase in net interest margin of $6.0 million is primarily due to an increase of $977.3 million in average interest earning assets at December 31, 2012 as compared to December 31, 2011, which was mainly driven by the Company’s additional investments in Agency RMBS and multi-family CMBS during 2012, achieved largely as a result of cash proceeds received from public stock offerings during the year ended December 31, 2012. The $2.9 million increase in realized gain on investment securities and related hedges is primarily due to the performance of our Agency IO portfolio, which had a $0.6 million realized gain for the quarter ended December 31, 2012 as compared to a $2.3 million loss in the quarter ended December 31, 2011. The decrease in general, administrative and other expense of $1.2 million is primarily due to the decrease in management contract termination fees of $2.2 million, substantially all of which was recorded during the quarter ended December 31, 2011.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

For the year ended December 31, 2012, we reported net income attributable to common stockholders of $28.3 million, as compared to net income attributable to common stockholders of $4.8 million for the year ended December 31, 2011. The main components of the change in net income for the year ended December 31, 2012 as compared to the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2012	2011	$ Change
Net interest income	$31,601	$19,454	$12,147
Total other income (expense)	$8,924	$(3,693)	$12,617
Total general, administrative and other expenses	$11,425	$10,518	$907
Income from continuing operations before income taxes	$29,100	$5,243	$23,857
Income tax expense	$932	$433	$499
Net income	$28,182	$4,873	$23,309
Net income attributable to common stockholders	$28,279	$4,776	$23,503
Basic income per common share	$1.08	$0.46	$0.62
Diluted income per common share	$1.08	$0.46	$0.62

For the year ended December 31, 2012, the Company reported consolidated net income attributable to common stockholders of $28.3 million, or $1.08 per common share, as compared to consolidated net income attributable to common stockholders of $4.8 million, or $0.46 per common share, for the year ended December 31, 2011. The increase is primarily due to an increase in net interest margin of $12.1 million, an increase in unrealized gain on multi-family loans and debt held in securitization trusts of $6.7 million, a decrease in unrealized loss on investment securities and related hedges of $5.7 million, a decrease in provision for loan loss of $0.9 million, an increase in realized gain on investment securities and related hedges of $0.5 million, partially offset by a decrease in income from investments in limited partnership and limited liability company of $1.5 million, an increase in general, administrative and other expenses of $0.9 million, and an increase in income tax expense of $0.5 million.  The increase in net interest margin of $12.1 million is primarily due to an increase of $365.0 million in average interest earning assets resulting from the deployment of proceeds totaling $231.6 million from four public equity offerings completed in 2012.  The proceeds were mainly invested in Agency RMBS and multi-family CMBS during 2012.  The $6.7 million unrealized gain related to our multi-family loans and debt held in securitization trusts was due to improving market conditions during the year ended December 31, 2012.  There were no multi-family loans and debt held in securitization trusts during the year ended December 31, 2011. The decline in net unrealized loss on investment securities and related hedges was mainly related to an improved environment for our investment portfolio, particularly our Agency IO portfolio, as compared to the comparative 2011 periods.  During the second half of 2011, a confluence of factors, including uncertainty and concerns of systemic risk related to the European sovereign debt crisis and a revamping of the rules for HARP II, contributed to a significant widening of credit spreads and prepayment speed concerns, which in turn, negatively impacted the pricing of our Agency IOs at December 31, 2011.  The general, administrative and other expenses increase of $0.9 million for the year ended December 31, 2012, as compared to the same period in 2011, is primarily due to an increase in management fees, driven in large part by the increase in assets managed by external managers and increased profitability of our investments.

Comparative Expenses (dollar amounts in thousands)
	For the Years Ended December 31,
General, Administrative and Other Expenses:	2012	2011	% Change
Salaries, benefits and directors’ compensation	$2,078	$1,518	36.9%
Professional fees	1,794	1,521	17.9%
Management fees	4,971	3,250	53.0%
Termination of management contract	40	2,195	(98.2)%
Other	2,542	2,034	25.0%
Total	$11,425	$10,518	8.6%

The increase in general, administrative and other expenses of $0.9 million for the year ended December 31, 2012, as compared to the prior year, was due primarily to an increase of $1.7 million in management fees, a $0.6 million increase in salaries, benefits and directors’ compensation, a $0.5 million increase in other expenses and a $0.3 million increase in professional fees, partially offset by a $2.2 million decrease in termination of management contract.  The increase in management fees for the year ended December 31, 2012 is primarily a result of an increase in assets managed by third parties and increased profitability of our investments. The decrease in termination of management contract is due to the termination fees related to the termination of the advisory agreement between the Company and HCS amounting to $2.2 million, substantially all of which was recorded during the year ended December 31, 2011.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

For the year ended December 31, 2011, we reported consolidated net income attributable to common stockholders of $4.8 million, as compared to $6.8 million, for the year ended December 31, 2010. The decrease in full year 2011 earnings as compared to the same period in 2010 was driven by a net unrealized loss of $9.7 million on investment securities and related hedges associated with the Company’s Agency IO strategy, partially offset by realized gains of $4.7 million on the sale of CLO notes during 2011.

The main components of the change in net income for the year ended December 31, 2011 as compared to the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2011	2010	$ Change
Net interest income	$19,454	$10,288	$9,166
Total other (expense) income	$(3,693)	$3,332	$(7,025)
Total general, administrative and other expenses	$10,518	$7,950	$2,568
Income from continuing operations before income taxes	$5,243	$5,670	$(427)
Income tax expense	$433	$—	$433
Net income	$4,873	$6,805	$(1,932)
Net income attributable to common stockholders	$4,776	$6,805	$(2,029)
Basic income per common share	$0.46	$0.72	$(0.26)
Diluted income per common share	$0.46	$0.72	$(0.26)

For the year ended December 31, 2011, we reported net income attributable to common stockholders of $4.8 million as compared to $6.8 million for the year ended December 31, 2010. The $2.0 million decrease in net income was due primarily to a $9.7 million increase in net unrealized loss on investment securities and related hedges, a one-time termination fee of $2.2 million recorded in connection with the termination of our advisory agreement with HCS, a $1.1 million decrease in income from discontinued operations, a $0.4 million increase in general, administrative and other expenses, a $0.4 million increase in income tax expense, partially offset by a $9.2 million increase in net interest margin on our investment portfolio and loans held in securitization trusts, a $1.7 million increase in income from investments in limited partnership and limited liability company, a $0.5 million decrease in provision for loan loss for the loans held in securitization trusts, and a $0.4 million increase in net realized gain on securities and related hedges. The increase in net interest income for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to a 281 basis point increase in net interest income spread, which was mainly due to the performance of our Agency IOs and the maturity of all $20.0 million of our Series A Preferred Stock in 2010 (which had an interest rate of 10%). The $7.0 million decrease in other (expense) income from 2010 to 2011 was due primarily to a $9.7 million increase in net unrealized loss on investment securities and related hedges primarily associated with our Agency IOs, partially offset by a $1.7 million increase in income from investments in limited partnership and limited liability company, a $0.5 million decrease in provision for loan loss for the loans held in securitization trusts, and a $0.4 million increase in net realized gain on securities and related hedges. Because of the hedging strategy employed by the Company with respect to its Agency IOs, unrealized gains and losses are not designated for hedge accounting treatment, and therefore are directly run through the Company’s income statement. Included in our total realized gains of $5.7 million for the year ended December 31, 2011 is a $4.7 million gain on the sale of CLOs.

Comparative Expenses (dollar amounts in thousands)
	For the Year Ended December 31,
General, administrative and other expenses:	2011	2010	% Change
Salaries and benefits	$1,518	$1,780	(14.7)%
Professional fees	1,521	1,199	26.9%
Management fees	3,250	2,852	14.0%
Termination of management contract	2,195	—	100.0%
Other	2,034	2,119	(4.0)%
Total	$10,518	$7,950	32.3%

 The increase in general, administrative and other expenses of $2.6 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010 was primarily due to the $2.2 million termination fee related to the termination of the advisory agreement with HCS, a $0.4 million increase in management fees due to an increase in assets managed by two new external managers, RiverBanc and Midway, a $0.3 million increase in professional fees, offset by a $0.3 million decrease in salaries and benefits, and a $0.1 million decrease in other expenses.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency and non-Agency RMBS, CMBS (including CMBS held in securitization trusts), prime ARM loans held in securitization trusts, distressed residential loans, loans held for investment, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions)(1)	Weighted Average Cash Yield on Interest Earning Assets(3)	Cost of Funds(4)	Net Interest Spread(5)
December 31, 2012(2)	$1,350.2	4.46%	1.13%	3.33%
September 30, 2012(2)	$698.5	5.99%	1.29%	4.70%
June 30, 2012(2)	$409.4	7.28%	1.33%	5.95%
March 31, 2012(2)	$396.4	7.59%	1.01%	6.58%
December 31, 2011	$372.9	7.17%	0.97%	6.20%
September 30, 2011	$369.8	8.04%	0.89%	7.15%
June 30, 2011	$341.7	7.59%	0.94%	6.65%
March 31, 2011	$310.2	4.76%	1.08%	3.68%

(1)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
(2)
Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us.

(3)
Our Weighted Average Cash Yield on Interest Earning Assets was calculated by dividing our annualized interest income from Interest Earning Assets for the quarter by our average Interest Earning Assets for the quarter.

(4)
Our Cost of Funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments, Residential CDOs and Securitized Debt for the quarter.

(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Interest Earning Assets and our Cost of Funds.

Prepayment Experience.

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non- Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%
June 30, 2012	24.8%	N/A	19.4%	15.2%	7.4%	16.6%
March 31, 2012	18.1%	N/A	19.6%	13.3%	8.1%	16.6%
December 31, 2011	16.9%	N/A	19.5%	12.6%	5.2%	15.8%
September 30, 2011	16.6%	N/A	10.1%	14.7%	10.2%	10.8%
June 30, 2011	19.3%	N/A	8.0%	11.2%	8.4%	8.8%
March 31, 2011	16.5%	N/A	10.4%	20.8%	7.0%	9.6%

When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions

Non-GAAP Financial Measure

In addition to disclosing financial results calculated in accordance with United States generally accepted accounting principles (GAAP), we also present a non-GAAP financial measure that adjusts for certain items. The non-GAAP financial measure, net income excluding unrealized gains and losses associated with investment securities and related hedges and multi-family loans and debt held in securitization trusts and management contract termination, set forth below is provided to enhance the user’s overall understanding of our financial performance. Specifically, management believes the non-GAAP financial measure provides useful information to investors by excluding or adjusting certain items affecting reported operating results that were unusual or not indicative of our core operating results. The non-GAAP financial measure presented by the Company should not be considered a substitute for, or superior to, the financial measures calculated in accordance with GAAP. Moreover, the non-GAAP financial measure may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measure included in this filing has been reconciled to the nearest GAAP measure, which is net income attributable to common stockholders.

Net Income Excluding Unrealized Gains and Losses (Associated with Investment Securities and Related Hedges and the Consolidated K-Series) and Management Contract Termination

A reconciliation between net income excluding unrealized gains and losses (related to our investment securities and related hedges and multi-family loans and debt held in securitization trusts) and management contract termination, and GAAP net income attributable to common stockholders for the years ended December 31, 2012, 2011, and 2010, respectively, is presented below (dollar amounts in thousands, except per share amounts):

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Amounts	Per Share	Amounts	Per Share	Amounts	Per Share
Net Income Attributable to Common Stockholders - GAAP	$28,279	$1.08	$4,776	$0.46	$6,805	$0.72
Adjustments:
Unrealized net losses on investment securities and related hedges	3,947	0.15	9,657	0.91	—	—
Unrealized net gains on multi-family loans and debt held in securitization trusts	(6,662)	(0.25)	—	—	—	—
Termination of management contract	40	0.00	2,195	0.21	—	—
Net income attributable to common stockholders excluding unrealized gains and losses and management contract termination	$25,604	$0.98	$16,628	$1.58	$6,805	$0.72

 Portfolio Asset Yields for the Quarters Ended December 31, 2012

The following table summarizes the Company’s significant assets at December 31, 2012, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
Agency ARMs	$273,923	2.98%	1.75%	14.5%
Agency Fixed Rate RMBS	$627,944	2.96%	2.34%	1.9%
Agency IOs	$99,372	5.94%	10.83%	21.8%
CMBS(2)	$194,492	0.12%	11.94%	N/A
Distressed Residential Loans	$60,459	5.77%	9.58%	N/A
Residential Securitized Loans	$187,229	2.91%	2.81%	11.6%
CLOs	$30,785	4.35%	40.59%	N/A

(1)	Coupons, yields and CPRs are based on fourth quarter 2012 weighted average balances. Yields are calculated on amortized cost basis.
(2)
CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments, while the principal only multi-family CMBS we invest in are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years. In addition, depending on market conditions, the sale of investment securities, structured financings or capital market transactions may provide additional liquidity. However, our intention is to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

During the year ended December 31, 2012, we were provided net cash of $15.2 million, as a result of $1.1 billion used in investing activities, which was offset by $1.1 billion provided by financing activities and $29.1 million of cash provided by operating activities. Our investing activities primarily included $1.0 billion of purchases of investment securities, $111 million of purchases of multi-family CMBS held in securitization trusts, partially offset by $50.6 million of proceeds from sales of investment securities and $47.7 million in principal paydowns on investment securities available for sale. Our financing activities included proceeds from financing arrangements of $776.5 million, stock issuances, net of expenses related to stock issuance of $231.6 million, proceeds from securitized debt of $114.7 million, partially offset by $22.3 million in dividends paid.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed.  In those cases where we utilize some form of structured financing, be it through CDOs or securitized debt (including financings similar to our CMBS Master Repurchase Agreement), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of their use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests.  At December 31, 2012, we had cash and cash equivalents balances of $31.8 million. The increase in cash and cash equivalents from $16.6 million at December 31, 2011 is due primarily to a significant increase in our average interest earning assets during the period and the need to hold greater cash and cash equivalent positions as a result of the additional investment securities and related hedges in our portfolio that are subject to margin calls.  Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our current repurchase agreements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

We rely primarily on short-term repurchase agreements (typically 30 days) to finance the more liquid assets in our investment portfolio, such as Agency RMBS and CLOs. As of December 31, 2012, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of December 31, 2012, we had an aggregate amount at risk under our short-term repurchase agreements with eleven counterparties of approximately $65.6 million, with no greater than approximately $18.3 million at risk with any single counterparty.

At December 31, 2012, the Company had short-term repurchase agreement borrowings of $889.1 million as compared to $112.7 million as of December 31, 2011. The increase in outstanding repurchase agreement borrowings is primarily due to an increase in the size of our leveraged Agency RMBS portfolio, which has been funded with a portion of the proceeds from our recent public stock offerings.  In addition to our excess cash, the Company has $80.1 million in unencumbered securities, including $62.2 million of RMBS, of which $59.5 million are Agency RMBS.  The $31.8 million of cash, the $62.2 million in RMBS, and $25.8 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements, which collectively represent 13.5% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

At December 31, 2012, we also had other longer-term debt, including Residential CDOs outstanding of $181.0 million, multi-family CDOs outstanding of $5.3 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $117.6 million (including the $52 million of indebtedness issued pursuant to the CMBS Master Repurchase Agreement).  The CDOs are collateralized by the residential and multi-family loans held in securitization trusts, respectively. Our maximum exposure to loss on our Residential and Multi-Family CDOs at December 31, 2012 is $7.0 million and $123.3 million, respectively.

The securitized debt represents the notes issued from (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2012 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012 distressed residential mortgage loan securitization transaction.

The multi-family  re-securitization transaction was completed on May 23, 2012 for the purpose of financing certain multi-family CMBS in our portfolio. As part of the re-securitization transaction, we contributed multi-family CMBS having a carrying value at December 31, 2012 of approximately $51.7 million to an SPE (of which we hold the Class B note and the equity certificate). The SPE issued a Class A note with a coupon of 5.35% in the initial aggregate principal face amount of $35 million. The Class A note was issued at a discount that provides for a bond equivalent yield of 9.50% to the purchaser. The Class A Note holder is entitled to receive all distributions of principal and interest from the multi-family CMBS pledged to secure the note until the note is fully retired, which is expected to occur by January 2022. We will then receive all remaining cash flow, if any, through the Class B note and our retained ownership in the SPE. We received net cash proceeds of $26.0 million after deducting expenses associated with the transaction. The Class A note is not callable due to collateral valuation or performance and, due to the structure, we are not subject to margin call risk. There is no guarantee that we will receive any cash flow the assets serving as collateral following the end of the ten-year term.

We entered into the three-year CMBS Master Repurchase Agreement secured by multi-family CMBS on November 28, 2012 to finance a portion of our multi-family CMBS. Pursuant to this CMBS Master Repurchase Agreement, one of our wholly-owned subsidiaries transferred multi-family CMBS having a carrying value of approximately $111.8 million at December 31, 2012 to an SPE (of which we own the residual interest) to serve as collateral in exchange for $51 million of net proceeds to the Company. The proceeds of the transaction to us were generated from the SPE’s concurrent private placement of $52 million of notes to a non-financial institution pursuant to an indenture.  The notes bear interest that is payable monthly at a per annum rate equal to one-month LIBOR plus 6.50%. All income received on the multi-family CMBS during the term of the CMBS Master Repurchase Agreement are applied to pay any price differential and to reduce the aggregate repurchase price of the collateral under the CMBS Master Repurchase Agreement. In addition, the financing under the CMBS Master Repurchase Agreement is subject to margin calls to the extent the market value of the multi-family CMBS declines (as determined by the indenture trustee), in which case the Company would be required to either post additional collateral to cover such decrease or repay a portion of the outstanding financing in cash. The indenture and the CMBS Master Repurchase Agreement contain customary events of default. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of our subsidiary’s obligations under the CMBS Master Repurchase Agreement.

We entered into the securitization transaction with a three-year term on December 28, 2012 for the purpose of financing certain distressed residential mortgage loans acquired by us in the fourth quarter of 2012. Pursuant to the terms of the securitization agreements for this transaction, one of our a wholly-owned subsidiaries transferred distressed residential mortgage loans having a carrying value of approximately $60.5 million at December 31, 2012 to an SPE (of which we own the equity certificate) in exchange for $37.8 million of proceeds after deducting expenses associated with the transaction.  The proceeds of the transaction to us were generated from the SPE’s concurrent private placement of $38.7 million of notes to a non-financial institution pursuant to an indenture. The notes bear interest that is payable monthly at a per annum rate equal to 4.25% and are scheduled to mature in December 2015. During the first two years of the financing, no principal payments will be made on the notes. All cash proceeds generated by the mortgage loans during this two-year period, after payment of interest on the notes and equity certificate, reserve amounts and certain other transaction expenses, will be available for the purchase by the SPE of additional mortgage loans that satisfy certain eligibility criteria.

Currently, the Company targets our callable or short term financings leverage ratios at an 8 to 1 maximum leverage ratio for Agency RMBS (other than Agency IOs) and a 2 to 1 maximum leverage ratio for Agency IOs. At December 31, 2012, the Company had a repurchase agreement outstanding backed by a CLO security with an advance rate of approximately 65% or a leverage ratio of less than 2 to 1. As of December 31, 2012, our overall leverage ratio, including both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our residential CDOs) divided by common stockholders’ equity, was approximately 3.3 to 1.  Our leverage ratio on our short term financings or callable debt was approximately 2.8 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, Eurodollar or other futures contracts to hedge interest rate risk associated with our investments in Agency RMBS. With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits will be made upon entering into these contracts and can be either cash or securities. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred.

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $245.9 million at December 31, 2012, and is included in payable for securities purchased on our consolidated balance sheet.

We also use U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk associated with our investments in Agency IOs and interest rate swap agreements and swaptions as a mechanism to reduce the interest rate risk of our Agency ARMs and mortgage loans held in securitization trusts.

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “―Liquidity―Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. During the year ended December 31, 2012, we closed on the following public offerings of common stock:

•
On May 25, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 3,162,500 shares of our common stock (including 412,500 shares issuable pursuant to an over-allotment option) at a public offering price of $6.65 per share. On May 31, 2012, we closed on the issuance of 3,162,500 shares to the underwriter, resulting in total net proceeds to us of $20.0 million after deducting the underwriting discount and offering expenses.

•
On July 17, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 5,175,000 shares of our common stock (including 675,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.70 per share. On July 17, 2012, we closed on the issuance of 5,175,000 shares of common stock to the underwriter (including the 675,000 over-allotment option shares), resulting in total net proceeds of $33.1 million after deducting the underwriting discount and offering expenses.

•
On August 16, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 11,500,000 shares of our common stock (including 1,500,000 shares that were issuable pursuant to an option to purchase additional shares) at a public offering price of $6.73 per share. On August 21, 2012, we closed on the issuance of 10,000,000 shares of common stock to the underwriter, resulting in total net proceeds of $64.9 million after deducting the underwriting discount and offering expenses. On September 4, 2012, we closed on the issuance of 1,500,000 additional shares pursuant to the option granted to the underwriters, resulting in additional net proceeds of $9.8 million.

•
On October 3, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 15,525,000 shares of our common stock (including the 2,025,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.89 per share. On October 9, 2012, we closed on the issuance of 15,525,000 shares of common stock to the underwriter (including the 2,025,000 shares issuable pursuant to the over-allotment option), resulting in total net proceeds of $104.1 million, after deducting underwriting discounts and commissions and offering expenses.

We used substantially all of the net proceeds from these offerings to fund additional investments in our targeted assets, including Agency RMBS, multi-family CMBS and distressed residential mortgage loans.

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. On January 14, 2012, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP.  As of December 31, 2012, we had yet to issue any shares under the equity distribution agreement or the DRIP.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See " - Results of Operations - Comparison of the Year Ended December 31, 2012 to Year Ended December 31, 2011 - Comparative Expenses" for more information regarding the management fees paid during the year ended December 31, 2012.  In addition, pursuant to the terms of our former advisory relationship with HCS, we also may pay incentive compensation to HCS with respect to those assets of our company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On December 14, 2012, we declared a 2012 fourth quarter cash dividend of $0.27 per common share, which is the same amount that was declared for the 2012 third quarter. The dividend was paid on January 25, 2013 to common stockholders of record as of December 24, 2012. The dividend was paid out of our working capital. For additional information regarding the declaration and payment of dividends on our common stock, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.  We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 9% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral) to up to 35% (in the case of CLO collateral). While our repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender (including accrued interest receivable on such collateral).

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $98.9 million at December 31, 2012 with a net exposure of $4.1 million. We have outstanding repurchase agreement borrowings with Deutsche Bank Securities Inc. in the amount of $97.8 million at December 31, 2012 with a net exposure of $5.2 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $114.3 million at December 31, 2012 with a net exposure of $7.2 million. We have outstanding interest rate swap agreements with Barclays Bank PLC as a counterparty in the amount of $8.4 million notional with a net exposure of $0.02 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245.0 million notional with a net exposure of $1.7 million.  In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2012 (dollar amounts in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases(1)	$2,197	$67	$414	$414	$1,302
Repurchase agreements	889,134	889,134	-	-	-
Subordinated debentures (2)	87,602	1,891	3,782	3,787	78,142
Securitized debt (2)	111,422	5,182	61,928	44,312	-
Management fees (3)	7,052	3,317	2,143	1,592	-
Employment agreements	425	425	-	-	-
Interest rate swaps (2)	7,355	1,684	3,257	2,414	-
Total contractual obligations (4)	$1,105,187	$901,700	$71,524	$52,519	$79,444

(1)	Amount reflects nine-months of free-rent on a ten year lease agreement entered into by us on December 19, 2012 to relocate our corporate office.

(2)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2012.

(3)	Amounts include the base fees for Midway, RiverBanc and Headlands based on the current invested capital. The management fees exclude incentive fees which are based on future performance.

(4)
We exclude our Residential CDOs from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential mortgage loans and real estate owned held in the securitization trusts.  See Note 11 in the Notes to Consolidated Financial Statements for further information regarding our Residential CDOs. We also exclude the securitized debt related to our May 2012 re-securitization transaction as this debt is non-recourse to the Company.  See Note 13 in the Notes to Consolidated Financial Statements for further information regarding our Securitized Debt.   The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series is excluded as this debt is non-recourse to the Company.

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

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, swaptions, caps, Eurodollar and other futures, options and U.S. Treasury securities with the goal of optimizing the earnings potential while seeking to maintain long term stable portfolio values. We continually monitor the duration of our mortgage assets and have a policy to hedge the financing of those assets such that the net duration of the assets, our borrowed funds related to such assets, and related hedging instruments, is less than one year. In addition, we utilize TBAs to mitigate the risks on our long Agency RMBS positions associated with our investments in Agency IOs.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of December 31, 2012 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$1,581
+100	$778
-100	$(14,990)

Interest rate changes may also impact our net book value as our financial assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets, other than IOs, decreases, and conversely, as interest rates decrease, the value of such investments will increase. The value of an IO will likely be negatively affected in a declining interest rate environment due to the risk of increasing prepayment rates because the IOs’ value is wholly contingent on the underlying mortgage loans having an outstanding balance. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in the value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on securities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

Our principal sources of liquidity are the repurchase agreements on our mortgage-backed securities, the CDOs we have issued to finance our loans held in securitization trusts, securitized debt, trust preferred securities, the principal and interest payments from our assets and cash proceeds from the issuance of equity or debt securities (as market and other conditions permit). We are subject to “margin call” risk under the terms of our repurchase agreements.  We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

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

Prepayment Risk

When borrowers repay the principal on their residential mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance, as with the majority of our assets. Conversely, residential mortgage assets purchased for less than their then current balance, such as the distressed residential mortgage loans purchased by us in December 2012, exhibit higher yields due to faster prepayments. Furthermore, prepayment speeds exceeding or lower than our modeled prepayment speeds impact the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. The impact of increasing prepayment rates, whether as a result of declining interest rates, government intervention in the mortgage markets or otherwise, is particularly acute with respect to our Agency IOs. Because the value of an IO security is wholly contingent on the underlying mortgage loans having an outstanding principal balance, an unexpected increase in prepayment rates on the pool of mortgage loans underlying the IOs could significantly negatively impact the performance of our Agency IOs.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans, including distressed residential loans or other assets, such as non-Agency RMBS, CMBS, and CLOs, due to borrower defaults.

Our portfolio of residential mortgage loans held in securitization trusts as of December 31, 2012 consisted of approximately $189.0 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated in 2005 by one of our subsidiaries prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.5%, and average borrower FICO score of approximately 728. In addition, approximately 64.4% of these loans were originated with full income and asset verification. While we feel that the quality of our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

In our distressed residential loans portfolio, the mortgage loans are purchased at discounts reflecting their distressed state or perceived higher risk of default, which may include  higher LTV’s and, in certain instances, delinquent loan payments.  Prior to the acquisition of loans, our external investment manager validates key information provided by the sellers that is necessary to determine the value of the residential loan. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home.

As of December 31, 2012, the Company owns $135.5 million of first loss CMBS comprised of POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 25.5% of current par. The overall return of these securities will be dependent on the performance of the underlying loans and accordingly, management has taken an appropriate credit reserve when determining the amount of discount to accrete into income over time. In addition, we owned approximately $2.7 million of non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 85.1% of current par value. Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS. As of December 31, 2012, we own approximately $30.8 million of notes issued by a CLO at a discounted purchase price equal to 38.0% of par. The securities are backed by a portfolio of middle market corporate loans. We also own approximately $5 million of mezzanine financing at December 31, 2012 backed by residential and multi-family properties.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2012, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(55,743)	3.16 years
+100	$(19,298)	2.05 years
Base	—	0.66 years
-100	$887	0.24 years

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

There are a number of key assumptions in our earnings simulation model. These key assumptions include changes in market conditions that affect interest rates, the pricing of earning assets, the availability of investment assets and the availability and the cost of financing for portfolio assets. Other key assumptions made in using the simulation model include prepayment speeds and management's investment, financing and hedging strategies, and the issuance of new equity. We typically run the simulation model under a variety of hypothetical scenarios that may include different interest rate scenarios, and different prepayment possibilities, in order to assess potential interest rate risk. The assumptions used represent our estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account periodic and lifetime caps embedded in our assets in determining the earnings at risk.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. OTHER INFORMATION

Amended and Restated Riverbanc Management Agreement

On March 13, 2013, we entered into an amended and restated management agreement with RB Commercial Mortgage LLC, our wholly-owned subsidiary, and RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaces the prior management agreement between RiverBanc and RB Commercial Mortgage LLC, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and has a term that will expire on December 31, 2014, subject to automatic annual one-year renewals thereof.

The amended and restated management agreement was adopted and executed for the following purposes: (i) to make our company a direct party to the agreement; and (ii) to cause the base management fee and incentive fee to be calculated based on “Equity” rather than “Invested Capital.” Under the amended and restated management agreement, Equity is defined as “Assets” minus “Debt,” where Assets is defined as the aggregate net carrying value (in accordance with GAAP) of those assets of our company managed by RiverBanc (specifically excluding (A) any unrealized gains or losses that have impacted net carrying value as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss or in net income, and (B) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case, as mutually agreed between RiverBanc and us) and Debt is defined as the greater of (1) the net carrying value (in accordance with GAAP, excluding adjustments for unrealized gains or losses) of all third-party debt or liabilities secured by the Assets and (2) prior to termination of the RiverBanc Management Agreement, zero, or following termination of the RiverBanc Management Agreement, an amount equal to 50% of Assets.

The foregoing is only a summary of the material amendments to the RiverBanc Management Agreement and is qualified in its entirety by the terms of the RiverBanc Management Agreement, which is filed as an exhibit to this report and incorporated by reference herein. For more information regarding the RiverBanc Management Agreement, see “Item 1. Business―Our External Managers―RiverBanc Management Agreement” in this Annual Report on Form 10-K.

ADDITIONAL MATERIAL FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under “Material Federal Income Tax Considerations” in the prospectus dated April 9, 2012 and filed as part of a registration statement on Form S-3 (No. 333-179314).

Recent Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.

Taxation of Taxable U.S. Stockholders

For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Stockholders

For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012 (the “2013 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2013 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2013 Proxy Statement and is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: March 18, 2013	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 18, 2013	By:	/s/ Fredric S. Starker
Fredric S. Starker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chief Executive Officer, President and Director	March 18, 2013
Steven R. Mumma	(Principal Executive Officer)

/s/ Fredric S. Starker	Chief Financial Officer	March 18, 2013
Frederic S. Starker	(Principal Financial and Accounting Officer)

/s/ Douglas E. Neal	Chairman of the Board	March 18, 2013
Douglas E. Neal

/s/ Alan L. Hainey	Director	March 18, 2013
Alan L. Hainey

/s/ Steven G. Norcutt	Director	March 18, 2013
Steven G. Norcutt

/s/ David R. Bock	Director	March 18, 2013
David R. Bock

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2012

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
New York Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
New York Mortgage Trust, Inc.

We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2013

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2012	December 31, 2011
ASSETS

Investment securities, available for sale, at fair value (including pledged securities of $954,656 and $129,942, respectively)	$1,034,711	$200,342
Investment securities, available for sale, at fair value held in securitization trusts	71,159	-
Residential mortgage loans held in securitization trusts (net)	187,229	206,920
Distressed residential mortgage loans held in securitization trust (net)	60,459	-
Multi-family loans held in securitization trusts, at fair value	5,442,906	-
Derivative assets	246,129	208,218
Investment in limited partnership	136	8,703
Cash and cash equivalents	31,777	16,586
Receivable for securities sold	-	1,133
Receivables and other assets	85,895	40,803
Total Assets	$7,160,401	$682,705

LIABILITIES AND EQUITY
Liabilities:
Financing arrangements, portfolio investments	$889,134	$112,674
Residential collateralized debt obligations	180,979	199,762
Multi-family collateralized debt obligations, at fair value	5,319,573	-
Securitized debt	117,591	-
Derivative liabilities	5,542	2,619
Payable for securities purchased	245,931	228,300
Accrued expenses and other liabilities	34,434	7,154
Accrued expenses, related parties	211	889
Subordinated debentures	45,000	45,000
Total liabilities	6,838,395	596,398

Commitments and Contingencies
Equity:
Stockholders' equity
Common stock, $0.01 par value, 400,000,000 authorized, 49,575,331 and 13,938,273 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	496	139
Additional paid-in capital	355,006	153,710
Accumulated other comprehensive income	18,088	11,292
Accumulated deficit	(51,584)	(79,863)
Total stockholders' equity	322,006	85,278
Noncontrolling interest	-	1,029
Total equity	322,006	86,307
Total Liabilities and Equity	$7,160,401	$682,705

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010

INTEREST INCOME:
Investment securities and other	$27,112	$18,751	$10,865
Multi-family loans held in securitization trusts	104,410	-	-
Residential mortgage loans held in securitization trusts	5,573	5,540	9,034
Distressed residential mortgage loans held in securitization trusts	432	-	-
Total interest income	137,527	24,291	19,899

INTEREST EXPENSE:
Investment securities and other	3,645	1,518	2,686
Multi-family collateralized debt obligations	97,032	-	-
Residential collateralized debt obligations	1,337	1,428	2,178
Securitized debt	1,945	-	-
Subordinated debentures	1,967	1,891	2,473
Convertible preferred debentures	-	-	2,274
Total interest expense	105,926	4,837	9,611

NET INTEREST INCOME	31,601	19,454	10,288

OTHER INCOME (EXPENSE):
Provision for loan losses	(766)	(1,693)	(2,230)
Impairment loss on investment securities	-	(250)	(296)
Income from investments in limited partnership and limited liability company	622	2,167	496
Realized gain on investment securities and related hedges, net	6,268	5,740	5,362
Realized gain on distressed residential mortgage loans held in securitization trusts	85	-	-
Unrealized loss on investment securities and related hedges, net	(3,947)	(9,657)	-
Unrealized gain on multi-family loans and debt held in securitization trusts, net	6,662	-	-
Total other income (expense)	8,924	(3,693)	3,332

General, administrative and other expenses (including $1,544, $3,280 and $3,068 to related parties, respectively)	11,385	8,323	7,950
Termination of management contract with related party	40	2,195	-
Total general, administrative and other expenses	11,425	10,518	7,950

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	29,100	5,243	5,670
Income tax expense	932	433	-
INCOME FROM CONTINUING OPERATIONS	28,168	4,810	5,670
Income from discontinued operation - net of tax	14	63	1,135
NET INCOME	28,182	4,873	6,805
Net (loss) income attributable to noncontrolling interest	(97)	97	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$28,279	$4,776	$6,805

Basic income per common share	$1.08	$0.46	$0.72
Diluted income per common share	$1.08	$0.46	$0.72
Dividends declared per common share	$1.06	$1.00	$0.79
Weighted average shares outstanding-basic	26,067	10,495	9,422
Weighted average shares outstanding-diluted	26,067	10,495	9,422

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$28,279	$4,776	$6,805

OTHER COMPREHENSIVE INCOME (LOSS)

Increase (decrease) in net unrealized gain on available for sale securities	9,310	(3,337)	9,106
Reclassification adjustment for net gain included in net income	(1,074)	(3,886)	(5,011)
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(1,440)	783	1,819

OTHER COMPREHENSIVE INCOME (LOSS)	6,796	(6,440)	5,914

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$35,075	$(1,664)	$12,719

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
Balance, January 1, 2010	$94	$142,519	$(91,444)	$11,818	$-	$62,987
Net income	-	-	6,805	-	-	6,805
Stock issuance, net	-	225	-	-	-	225
Dividends declared	-	(7,444)	-	-	-	(7,444)
Reclassification adjustment for net gain included in net income	-	-	-	(5,011)	-	(5,011)
Increase in net unrealized gain on available for sale securities	-	-	-	9,106	-	9,106
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	1,819	-	1,819
Balance, December 31, 2010	94	135,300	(84,639)	17,732	-	68,487
Net income	-	-	4,776	-	97	4,873
Stock issuance, net	45	29,862	-	-	-	29,907
Dividends declared	-	(11,452)	-	-	-	(11,452)
Increase in non-controlling interests related to consolidation of interest in a limited liability company	-	-	-	-	932	932
Reclassification adjustment for net gain included in net income	-	-	-	(3,886)	-	(3,886)
Decrease in net unrealized gain on available for sale securities	-	-	-	(3,337)	-	(3,337)
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	783	-	783
Balance, December 31, 2011	139	153,710	(79,863)	11,292	1,029	86,307
Net income	-	-	28,279	-	(97)	28,182
Stock issuance, net	357	232,105	-	-	-	232,462
Dividends declared	-	(30,809)	-	-	-	(30,809)
Decrease in noncontrolling interest related to sale of interest in a mortgage loan held for investment	-	-	-	-	(932)	(932)
Reclassification adjustment for net gain included in net income	-	-	-	(1,074)	-	(1,074)
Increase in net unrealized gain on available for sale securities	-	-	-	9,310	-	9,310
Decrease in fair value of derivative instruments utilized for cash flow hedges	-	-	-	(1,440)	-	(1,440)
Balance, December 31, 2012	$496	$355,006	$(51,584)	$18,088	$-	$322,006

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$28,182	$4,873	$6,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization	10,486	5,684	(2,579)
Realized gain on investment securities and related hedges, net	(6,268)	(5,740)	(5,362)
Realized gain on distressed residential mortgage loans held in securitization trusts	(85)	-	-
Unrealized loss on investment securities and related hedges, net	3,947	9,657	-
Unrealized gain on loans and debt held in multi-family securitization trusts, net	(6,662)	-	-
Impairment loss on investment securities	-	250	296
Net decrease in loans held for sale	935	31	32
Provision for loan losses	766	1,693	2,230
Income from investments in limited partnership and limited liability company	(622)	(2,167)	(496)
Interest distributions from investments in limited partnership and limited liability company	148	1,079	234
Stock issuance expense	826	210	225
Changes in operating assets and liabilities:
Receivables and other assets	(20,660)	(2,923)	269
Accrued expenses and other liabilities and accrued expenses, related parties	18,096	767	(1,959)
Net cash provided by (used in) operating activities	29,089	13,414	(305)

Cash Flows from Investing Activities:
Restricted cash	(20,783)	(24,326)	1,610
Proceeds from sales of investment securities	50,578	167,805	46,024
Purchases of investment securities	(1,033,924)	(291,211)	(5)
Issuance of mortgage loans held for investment	-	(2,520)	(7,460)
Purchase of investment in limited partnership and limited liability company	(3,344)	(5,322)	(19,359)
Proceeds from investment in limited partnership	9,042	10,909	956
Proceeds from mortgage loans held for investment	3,344	5,004	-
Net receipts on other derivative instruments settled during the period	7,191	4,961	-
Principal repayments received on residential mortgage loans held in securitization trusts	18,498	19,950	45,744
Principal repayments received on multi-family loans held in securitization trusts	28,034	-	-
Principal paydowns on investment securities - available for sale	47,684	19,459	52,174
Purchases of distressed residential mortgage loans held in securitization trusts	(61,700)	-	-
Purchases of investments held in multi-family securitization trusts	(111,002)	-	-
Net cash (used in) provided by investing activities	(1,066,382)	(95,291)	119,684

Cash Flows from Financing Activities:
Proceeds from (payments of) financing arrangements	776,460	77,042	(49,474)
Stock issuance	232,668	30,382	-
Costs associated with common stock issued	(1,032)	(686)	-
Dividends paid	(22,304)	(8,270)	(8,102)
Payments made on residential collateralized debt obligations	(18,874)	(20,312)	(46,950)
Payments made on multi-family collateralized debt obligations	(28,034)	-	-
Redemption of convertible preferred debentures	-	-	(20,000)
Capital (distributed to) contributed by noncontrolling interest	(932)	932	-
Proceeds from securitized debt	114,716	-	-
Payments made on securitized debt	(184)	-	-
Net cash provided by (used in) financing activities	1,052,484	79,088	(124,526)
Net Increase (Decrease) in Cash and Cash Equivalents	15,191	(2,789)	(5,147)
Cash and Cash Equivalents - Beginning of Year	16,586	19,375	24,522
Cash and Cash Equivalents - End of Year	$31,777	$16,586	$19,375

Supplemental Disclosures:
Cash paid for interest	$115,656	$4,669	$9,730
Cash paid for income taxes	$1,207	$232	$-

Non-Cash Investment Activities:
Sale of securities not yet settled	$-	$1,133	$5,653
Purchase of securities not yet settled	$245,931	$228,300	$-
Consolidation of multi-family loans held in securitization trusts	$5,305,933	$-	$-
Consolidation of multi-family collateralized debt obligations	$5,195,166	$-	$-
Transfer of investment securities from investment in limited liability company	$-	$5,463	$-
Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$13,384	$4,878	$1,697

See notes to consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

1.                 Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments in mortgage-related and financial assets, including Agency RMBS, consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS, Agency IOs, consisting of interest only and inverse interest only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans, multi-family CMBS and residential mortgage loans, including loans sourced from distressed markets.

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

The Company is organized and conducts its operations to qualify as a REIT for U.S. federal income tax purposes. As such, the Company will generally not be subject to federal income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by the due date of its federal income tax return and complies with various other requirements.

2.                 Summary of Significant Accounting Policies

Definitions – The following defines certain of the commonly used terms in these financial statements: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “multi-family CMBS” refers to commercial mortgage-backed securities backed by commercial mortgage loans on multi-family properties, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; and “CLO” refers to collateralized loan obligations.

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

Reclassifications – Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.

Principles of Consolidation and Variable Interest Entities – The consolidated financial statements of the Company include the accounts of all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity (“VIE”) where the Company is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 The Company consolidates a VIE when it is the primary beneficiary of such VIE. As primary beneficiary, it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in other comprehensive income (“OCI”), include Agency RMBS and non-Agency RMBS.  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

The Company’s investment securities available for sale also includes its investment in a wholly owned account referred to as our Agency IO portfolio. These investments primarily include interest only and inverse interest only securities sometimes referred to as IO’s that represent the right to the interest component of the cash flow from a pool of mortgage loans that are guaranteed or issued by a GSE or government agency. The Agency IO portfolio investments also include derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the consolidated statements of operations. The Company has elected the fair value option for these investment securities, which also measures unrealized gains and losses through earnings in the consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts are comprised of multi-family CMBS consisting of first loss tranche PO securities, a first loss floating rate security and certain IOs issued from four Freddie Mac-sponsored multi-family K-Series securitizations.   The Company’s multi-family CMBS investments are held in RB Commercial Trust 2012-RS1 (the “2012-RS1 Trust”) and New York Mortgage Securitization Trust 2012-1 (the “NYMST 2012-1 Trust”) pursuant to a re-securitization transaction and a collateralized recourse financing transaction completed during the year ended December 31, 2012 (see Notes 7 and 13).

The Company's investment securities available for sale held in securitization trusts, where the fair value option has not been elected are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the consolidated statements of operations. Purchase premiums or discounts are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method.

Residential Mortgage Loans Held in Securitization Trusts – Residential mortgage loans held in securitization trusts are comprised of certain adjustable rate mortgage ("ARM") loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.  Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Distressed residential Mortgage Loans Held in Securitization Trust – Distressed residential mortgage loans held in securitization trust are comprised of a pool of performing and re-performing, fixed and adjustable rate, residential mortgage loans (the “Distressed residential Mortgage Loans”) acquired in the fourth quarter of 2012 and transferred to NYMT Residential 2012-RP1, LLC (“NYMT Residential 2012-RP1”) as part of a securitization transaction. The Company accounted for this securitization trust as a financing which is consolidated into the financial statements. Distressed residential mortgage loans held in securitization trust are carried at their unpaid principal balances, net of unamortized discount, and allowance for loan losses. Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Allowance for Loan Losses on Residential Mortgage Loans Held in Securitization Trusts – We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts.

Estimation involves the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's current economic condition and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the current value of the collateralizing property. We utilize various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consult with a realtor in the property's area.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in four Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”).  Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, interest income and expense in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

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

Investment in Limited Partnership –In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses. Where the Company is not required to fund additional losses, the Company does not continue to record its proportionate share of the entity’s losses such that its investment balance would go below zero.

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

 Receivables and Other Assets – Receivables and other assets at December 31, 2012 and 2011 include restricted cash held by third parties of $46.5 million and $25.8 million, respectively.  Included in restricted cash is $25.8 million and $16.5 million held in our Agency IO portfolio to be used for trading purposes and $19.8 million and $9.1 million held by counterparties as collateral for hedging instruments at December 31, 2012 and 2011, respectively. Also included is interest receivable on multi-family loans held in securitization trusts of $18.3 million as of December 31, 2012.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its agency securities purchases using repurchase agreements.  Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest.  The Company accounts for these repurchase agreements as financings under ASC 860-10-40.  Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked.  If the Company finances the purchase of its agency securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a "Linked Transaction," unless certain criteria are met.  None of the Company’s repurchase agreements are accounted for as linked transactions.

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

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the Consolidated K-Series including their debt, referred to as Multi-Family CDOs, in our financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

Securitized Debt –On May 23, 2012, the 2012-RS1 Trust, a subsidiary of the Company, completed a re-securitization of multi-family CMBS. As part of the re-securitization transaction, the 2012-RS1 Trust issued the notes, which are secured by the multi-family CMBS contributed to the 2012-RS1 Trust.

On November 28, 2012, the Company’s subsidiary, RB Commercial Mortgage LLC (“RBCM”) entered into a master repurchase agreement with a three-year term for the purpose of financing certain multi-family CMBS.  As part of the master repurchase agreement, NYMST 2012-1 Trust issued notes, which are secured by the multi-family CMBS transferred to NYMST 2012-1 Trust.

The multi-family CMBS contributed to the 2012-RS1 Trust and NYMST 2012-1 Trust are comprised collectively of the Company’s interests in the first loss tranche PO securities, first loss floating rate security and certain IOs issued by seven Freddie Mac-sponsored multi-family K-Series securitizations.

On December 28, 2012, NYMT Residential LLC, a wholly-owned subsidiary of the Company, completed a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans.  As part of the securitization transaction, NYMT Residential 2012-RP1 issued the 2012-RP1 Note, which is secured by the distressed residential mortgage loans transferred to NYMT Residential 2012-RP1.  The distressed residential mortgage loans serving as collateral for the 2012-RP1 Note are performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties.

The Company has consolidated the 2012-RS1 Trust, NYMST 2012-1 Trust and NYMT Residential 2012-RP1 on its financial statements as of December 31, 2012.  Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s consolidated balance sheet in receivable and other assets in the amount of $2.6 million as of December 31, 2012. These deferred charges are amortized as an adjustment to interest expense using the effective interest method.

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

The Company invests in To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.”  Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with these TBAs are recognized through earnings as other income (expense) in the consolidated statements of operations.

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

For instruments that are not designated or qualify as a cash flow hedge, such as our use of U.S. Treasury securities or financial futures and options on financial futures contracts, any realized and unrealized gains and losses associated with these instruments are recognized through earnings as other income (expense) in the consolidated statement of operations.

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

Based on the projected cash flows from the Company’s first loss principal only multi-family CMBS purchased at a discount to par value, a portion of the purchase discount is designated as non-accretable purchase discount or credit reserve, which partially mitigates the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the Plan for the years ended December 31, 2012, 2011 and 2010.

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

Certain activities of the Company are conducted through TRSs and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing primarily mortgage-related assets and currently operate in only one reportable segment.

Summary of Recent Accounting Pronouncements

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

Comprehensive Income (ASC 220)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires registrants to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income.  ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We will reflect the impact of these amendments beginning with our Quarterly Report on Form 10-Q for the period ending March 31, 2013.  As the new standard does not change the current requirements for reporting net income or other comprehensive income in the accompanying financial statements, our financial position and, results of operations will not be impacted.

3.              Investment Securities Available For Sale

Investment securities available for sale consist of the following as of December 31, 2012 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$80,106	$341	$(83)	$80,364
Fannie Mae	169,020	659	(118)	169,561
Ginnie Mae	24,127	—	(129)	23,998
Total Agency ARMs	273,253	1,000	(330)	273,923

Agency Fixed Rate
Freddie Mac	49,899	24	(162)	49,761
Fannie Mae	578,300	1,166	(1,283)	578,183
Total Agency Fixed Rate	628,199	1,190	(1,445)	627,944

Agency IOs (1)
Freddie Mac	38,025	92	(3,217)	34,900
Fannie Mae	40,858	656	(5,266)	36,248
Ginnie Mae	30,530	738	(3,044)	28,224
Total Agency IOs	109,413	1,486	(11,527)	99,372

Total Agency RMBS	1,010,865	3,676	(13,302)	1,001,239
Non-Agency RMBS	3,291	—	(604)	2,687
CLOs	13,495	17,290	—	30,785
Total	$1,027,651	$20,966	$(13,906)	$1,034,711

(1) Included in investment securities available for sale as of December 31, 2012 are Agency IOs. Agency IOs are measured at fair value through earnings.

Investment securities available for sale held in securitization trusts consist of the following as of December 31, 2012 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$68,426	$3,006	$(273)	$71,159
Total	$68,426	$3,006	$(273)	$71,159

Investment securities available for sale consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$10,202	$—	$(3)	$10,199
Fannie Mae	57,225	1,391	(40)	58,576
Total Agency ARMs	67,427	1,391	(43)	68,775

Agency IOs (1)
Freddie Mac	19,477	142	(2,554)	17,065
Fannie Mae	31,079	490	(3,908)	27,661
Ginnie Mae	21,656	304	(3,004)	18,956
Total Agency IOs	72,212	936	(9,466)	63,682

Total Agency RMBS	139,639	$2,327	(9,509)	132,457
CMBS	42,221	128	(1,164)	41,185
Non-Agency RMBS	5,156	—	(1,211)	3,945
CLOs	10,262	12,493	—	22,755
Total	$197,278	$14,948	$(11,884)	$200,342

(1)  Included in investment securities available for sale as of December 31, 2011 are Agency IOs. Agency IOs are measured at fair value through earnings.

During the year ended December 31, 2012, the Company received total proceeds of approximately $50.6 million, realizing approximately $0.5 million of net gains from the sale of investment securities available for sale. During the year ended December 31, 2011, the Company received total proceeds of approximately $20.8 million, realizing approximately $5.0 million of net gains from the sale of investment securities available for sale. During the year ended December 31, 2010, the Company received total proceeds of approximately $46.0 million, realizing approximately $5.0 million of net gains from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2012 and December 31, 2011, based on management’s estimates, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.83 and 5.24 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale at December 31, 2012 (dollar amounts in thousands):

December 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$91,633	$15,559	$894,047	$1,001,239
Non-Agency RMBS	2,687	—	—	2,687
CLOs	30,785	—	—	30,785
Total	$125,105	$15,559	$894,047	$1,034,711

The following tables set forth the stated reset periods of our investment securities available for sale held in securitization trusts at December 31, 2012 (dollar amounts in thousands):

December 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$22,215	$—	$48,944	$71,159
Total	$22,215	$—	$48,944	$71,159

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

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 (dollar amounts in thousands):

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$513,731	$(1,749)	$6,158	$(26)	$519,889	$(1,775)
Non-Agency RMBS	—	—	2,687	(604)	2,687	(604)
Total	$513,731	$(1,749)	$8,845	$(630)	$522,576	$(2,379)

The following tables present the Company's investment securities available for sale held in securitization trusts in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 (dollar amounts in thousands):

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$16,357	$(273)	$—	$—	$16,357	$(273)
Total	$16,357	$(273)	$—	$—	$16,357	$(273)

The following table presents the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 (dollar amounts in thousands):

December 31, 2011	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$13,718	$(43)	$—	$—	$13,718	$(43)
CMBS	13,396	(1,164)	—	—	13,396	(1,164)
Non-Agency RMBS	—	—	3,944	(1,211)	3,944	(1,211)
Total	$27,114	$(1,207)	$3,944	$(1,211)	$31,058	$(2,418)

For the years ended December 31, 2012 and 2010, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary. For the year ended December 31, 2011, the Company recognized a $0.3 million other-than-temporary impairment through earnings relating to unrealized losses in investment securities.

4.                Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following at December 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	December 31, 2012	December 31, 2011
Unpaid principal balance	$189,009	$208,934
Deferred origination costs – net	1,198	1,317
Reserve for loan losses	(2,978)	(3,331)
Total	$187,229	$206,920

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the years ended December 31, 2012, 2011 and 2010, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$3,331	$2,589	$2,581
Provisions for loan losses	675	1,380	1,560
Transfer to real estate owned	(899)	(192)	(564)
Charge-offs	(129)	(446)	(988)
Balance at the end of period	$2,978	$3,331	$2,589

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at December 31, 2012 was $3.0 million, representing 158 basis points of the outstanding principal balance of residential loans held in securitization trusts as of December 31, 2012, as compared to 159 basis points as of December 31, 2011. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the years ended December 31, 2012, 2011 and 2010, respectively (dollar amounts in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$454	$740	$546
Write downs	(124)	(87)	(193)
Transfer from mortgage loans held in securitization trusts	1,569	698	1,398
Disposal	(1,167)	(897)	(1,011)
Balance at the end of period	$732	$454	$740

Real estate owned held in residential securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of December 31, 2012 and 2011, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $7.0 million and $7.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of December 31, 2012, we had 35 delinquent loans with an aggregate principal amount outstanding of approximately $19.5 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $19.5 million in delinquent loans, $15.2 million, or 78%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2012 (dollar amounts in thousands):

December 31, 2012

Days Late	Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30-60	3	$751	0.39%
61-90	—	$—	—%
90+	32	$18,762	9.85%
Real estate owned through foreclosure	4	$1,421	0.75%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
New York	37.8%	37.5%
Massachusetts	25.2%	24.6%
New Jersey	9.5%	9.2%
Florida	5.1%	5.7%
Connecticut	5.0%	5.1%

5.                Distressed Residential Mortgage Loans Held in Securitization Trust (Net)

Distressed residential mortgage loans held in securitization trust (net) consist of the following at December 31, 2012 (dollar amounts in thousands):

Unpaid principal balance	$91,831
Unamortized discount	(31,372)
Reserve for loan losses	—
Total	$60,459

Distressed Residential Mortgage Loan Characteristics

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our distressed residential mortgage loans held in securitization trust at December 31, 2012 are as follows:

California	24.1%
Texas	7.0%
Florida	6.5%
Maryland	5.5%

The Company’s distressed residential mortgage loans held in securitization trust are pledged as collateral for the Securitized Debt issued by the Company (see Note 13).  As of December 31, 2012, the Company’s net investment in the securitization trust, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the distressed residential mortgage loans held in securitization trust and the carrying amount of securitized debt outstanding, was $21.8 million.

6.                Multi-Family Loans Held in Securitization Trusts

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statement of operations. We first consolidated one of the Freddie-Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series for the quarter ended March 31, 2012, while two other K-series securitizations included in the Consolidated K-Series were first consolidated in our financial statements during the quarter ended June 30, 2012. The fourth and final K-Series securitization included in the Consolidated K-Series was consolidated during the quarter ended December 31, 2012.  Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $123.3 million at December 31, 2012.

The condensed balance sheet of the Consolidated K-Series at December 31, 2012 is as follows (dollar amounts in thousands):

Balance Sheet	Total
Assets
Multi-family loans held in securitization trusts	$5,442,906
Receivables	18,342
Total Assets	$5,461,248

Liabilities and Equity
Multi-family CDOs	$5,319,573
Accrued expenses	18,022
Total Liabilities	5,337,595
Equity	123,653
Total Liabilities and Equity	$5,461,248

The condensed statement of operations of the Consolidated K-Series for the year ended December 31, 2012 is as follows (dollar amounts in thousands):

Statement of Operations	Total
Interest income	$104,410
Interest expense	97,032
Net interest income	7,378
Unrealized gain on multi-family loans	6,662
Net Income	$14,040

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities, available for sale and Multi-family loans held in securitization trusts at December 31, 2012 and 2011 are follows:

	December 31, 2012	December 31, 2011
Texas	14.0%	14.3%
California	13.6%	9.3%
Florida	7.4%	5.5%
New York	6.8%	7.2%
Georgia	5.4%	6.7%
Washington	5.0%	6.3%

7.               Use of Special Purpose Entities and Variable Interest Entities

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

Multi-Family CMBS Re-securitization Transaction

On May 23, 2012, the Company completed a re-securitization of multi-family CMBS through the 2012-RS1 Trust.  This re-securitization transaction resulted in the Company consolidating as a VIE the SPE that was created to facilitate the transaction and to which the underlying assets in connection with the re-securitization were transferred.  The Company received net cash proceeds of approximately $26.0 million after deducting expenses associated with the re-securitization transaction.

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

The 2012-RS1 Trust classified the multi-family CMBS issued by the two K-Series securitizations and held by the 2012-RS1 Trust as available for sale securities as the purpose is not to trade these securities.  Available for sale securities are reported at fair value and unrealized gains and losses are recognized in other comprehensive income, not in earnings.

The 2012-RS1 Trust consolidated one of the K-Series securitizations, including its assets, liabilities, interest income and expense, in its financial statements during the second quarter of 2012. (See “Multi-Family Loans Held in Securitization Trusts”, footnote 2 above). As based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations. The Company has elected the fair value option on the assets and liabilities held within this K-Series securitization, which requires that changes in valuations in the assets and liabilities be reflected in the Company’s consolidated statement of operations.

The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio.  As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying multi-family CMBS transferred to the VIE.

There is no guarantee that the Company will receive any cash flow from the Trust.

Collateralized recourse financing transaction

In November 2012, the Company, through a wholly-owned subsidiary, entered into a master repurchase agreement with a three-year term for the purpose of financing certain multi-family CMBS owned by the Company. The Company received gross cash proceeds of approximately $52 million before deducting expenses associated with the transaction.

Pursuant to the terms of the master repurchase agreement (the “Master Repurchase Agreement”) dated November 27, 2012 by and between, a wholly-owned subsidiary of the Company, NYMST 2012-1 Trust , a special purpose entity, and U.S. Bank National Association, as indenture trustee, the Company transferred multi-family CMBS to NYMST 2012-1 Trust in exchange for the proceeds set forth above. The proceeds of the transaction to the Company were generated from NYMST 2012-1 Trust’s concurrent private placement of $52 million of notes pursuant to an indenture.

The notes bear interest that is payable monthly at a per annum rate equal to one-month LIBOR plus 6.50%. The notes and the financing under the Master Repurchase Agreement are scheduled to mature in November 2015, at which time NYMST 2012-1 Trust will transfer the multi-family CMBS serving as collateral back to the Company concurrent with the repayment of the outstanding financing under the Master Repurchase Agreement at maturity and NYMST 2012-1 Trust will repay the notes. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of the subsidiary’s obligations under the Master Repurchase Agreement (the “Guarantee”).

All income received on the multi-family CMBS during the term of the Master Repurchase Agreement will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral under the Master Repurchase Agreement. The financing under the Master Repurchase Agreement is subject to margin calls to the extent the market value of the multi-family CMBS declines (as determined by the indenture trustee), in which case the Company would be required to either post additional collateral to cover such decrease or repay a portion of the outstanding financing in cash.

Repayment of the notes and outstanding financing under the Master Repurchase Agreement may be accelerated upon an event of default under the Master Repurchase Agreement, the indenture relating to the notes or the Guarantee. Events of default under the Master Repurchase Agreement, include, without limitation, the failure by the Company to repurchase the multi-family CMBS on the repurchase date, the failure by the Company to pay the price differential on any payment date or failure to cure any margin deficit when due, or any failure by the Company to perform, observe or comply with any material term, condition or agreement or breach of any material representation, warranty or covenant in the Master Repurchase Agreement.

The multi-family CMBS serving as collateral under the Master Repurchase Agreement are comprised of securities issued from four separate Freddie Mac-sponsored multifamily K-Series securitizations, including a first loss floating rate security acquired by the Company in October 2012 and the first loss POs and certain IOs acquired by the Company in November 2012.

Distressed Residential Mortgage Loan Securitization Transaction

In December 2012, the Company, through a wholly-owned subsidiary, entered into a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans owned by the Company. The Company received gross cash proceeds of approximately $38.7 million before deducting expenses associated with the transaction.

Pursuant to the terms of the securitization agreements, the Company transferred the distressed residential mortgage loans to NYMT Residential, LLC, a wholly-owned subsidiary of the Company, which in turn transferred the distressed residential mortgage loans to NYMT Residential 2012-RP1, a special purpose entity, in exchange for the proceeds set forth above. The Company owns the equity certificate of NYMT Residential 2012-RP1. The gross proceeds of the transaction were generated from NYMT Residential 2012-RP1’s concurrent private placement of $38.7 million of a note pursuant to an indenture.

The note bears interest that is payable monthly at a per annum rate equal to 4.25% and is scheduled to mature in December 2015, at which time NYMT Residential 2012-RP1 will transfer the distressed residential mortgage loans serving as collateral back to the Company. During the first two years of the financing (the “Revolving Period”), no principal payments will be made on the note. All cash proceeds generated by the distressed residential mortgage loans and received by NYMT Residential 2012-RP1 during the Revolving Period, after payment of interest on the note, reserve amounts and certain other transaction expenses, will be available for the purchase by the NYMT Residential 2012-RP1 of additional mortgage loans that satisfy certain eligibility criteria.

The distressed residential mortgage loans serving as collateral for the note are performing and re-performing, fixed and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties.

The Company concluded that the entities created to facilitate each of the re-securitization transactions, the collateralized recourse financing transaction and the distressed residential mortgage loan securitization transactions are VIEs.  The Company then completed an analysis of whether the VIEs should be consolidated by the Company, based on consideration of its involvement in the VIEs, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the VIEs met the criteria for consolidation and, accordingly, consolidated the VIEs created to facilitate these transactions.

As of December 31, 2012, the aggregate fair value of the net assets of the multi-family CMBS that were re-securitized through NYMST 2012-1 Trust and 2012-RS1 Trust as described above was $111.8 million and $51.7 million, respectively.  These net assets are included in the Company’s consolidated balance sheet and disclosed as “Investment securities available for sale, at fair value held in securitization trust”, “Multi-family loans held in securitization trusts” and “Multi-family collateralized debt obligation” in the amount of $71.2 million, $3,946.1 million and $3,853.8 million, respectively.

As of December 31, 2012, the aggregate carrying value of the net assets of the distressed residential mortgage loans that were securitized through NYMT Residential 2012-RP1 as described above and represents the difference between the carrying amount of the distressed residential mortgage loans held in securitization trust and the amount of securitized debt outstanding was $21.8 million.

As of December 31, 2012, the carrying value of the Class A Note issued by the 2012-RS1 Trust was $26.9 million.  The Class A Note is included in the Company’s consolidated balance sheet and disclosed as “Securitized debt”.  The holders of the Class A Note have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the CMBS contributed to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to the VIE.

As of December 31, 2012, the aggregate carrying value of the notes issued by the NYMST 2012-1 Trust and NYMT Residential 2012-RP1 was $52.0 million and $38.7 million, respectively and is included in the Company’s consolidated balance sheet and disclosed as “Securitized debt”.

The Company has also determined that it has a variable interest in the Consolidated K-Series, New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 for which it is the primary beneficiary and has a controlling financial interest and, accordingly, has consolidated their assets, liabilities, income and expenses in its consolidated financial statements (see Notes 2 and 6).

The Company has evaluated its CMBS investments in four Freddie-Mac sponsored K-Series securitizations to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it has no controlling financial interest and is not the primary beneficiary of the VIEs.

8.                Investment in Limited Partnership

The Company has a non-controlling, unconsolidated limited partnership interest in an entity that is accounted for using the equity method of accounting. Capital contributions, distributions, and profits and losses of the entity are allocated in accordance with the terms of the limited partnership agreement. The Company owns 100% of the equity of the limited partnership, but has no decision-making powers, and therefore does not consolidate the limited partnership. Our maximum exposure to loss in this VIE is $0.1 million and $8.5 million at December 31, 2012 and December 31, 2011, respectively. During the third and fourth quarters of 2010, HC invested, in exchange for limited partnership interests, $19.4 million in this limited partnership that was formed for the purpose of acquiring, servicing, selling or otherwise disposing of first-lien residential mortgage loans. The pool of mortgage loans was acquired by the partnership at a significant discount to the loans’ unpaid principal balance.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized income from the investment in limited partnership of $0.6 million, $1.8 million and $0.5 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company received distributions from the investment in limited partnership of $9.2 million, $11.8 million and $1.2 million, respectively.

The condensed balance sheets of the investment in limited partnership at December 31, 2012 and December 31, 2011, respectively, are as follows (dollar amounts in thousands):

Assets	December 31, 2012	December 31, 2011
Cash	$136	$1,154
Mortgage loans held for sale (net)	—	6,918
Other assets	—	661
Total Assets	$136	$8,733

Liabilities and Partners’ Equity
Other liabilities	$—	$206
Partners’ equity	136	8,527
Total Liabilities and Partners’ Equity	$136	$8,733

The condensed statements of operations of the investment in limited partnership for the years ended December 31, 2012, 2011 and 2010, respectively, are as follows (dollar amounts in thousands):

	Years Ended December 31,
Statements of Operations	2012	2011	2010
Interest income	$311	$1,267	$489
Realized gain	577	1,107	164
Total Income	888	2,374	653
Other expenses	(266)	(536)	(157)
Net Income	$622	$1,838	$496

9.               Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or short TBAs and U.S. Treasury securities, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our consolidated balance sheets at December 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2012	December 31, 2011
TBA securities	Derivative assets	$244,789	$207,891
U.S. Treasury futures	Derivative assets	676	—
Swaptions	Derivative assets	597	—
Options on U.S. Treasury futures	Derivative assets	59	327
Interest rate swap futures	Derivative assets	8	—
Eurodollar futures	Derivative liabilities	3,798	1,749
U.S. Treasury futures	Derivative liabilities	—	566

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2012 and 2011, respectively (dollar amounts in thousands).  There were no derivative instruments not designated as hedges for the same period in 2010.

	Notional Amount For the Year Ended December 31, 2012
Derivatives Not Designated as Hedging Instruments	December 31, 2011	Additions	Settlement, Expiration or Exercise	December 31, 2012
TBA securities	$202,000	$3,088,000	$(3,056,000)	$234,000
U.S. Treasury futures	(92,800)	1,142,100	(1,221,400)	(172,100)
Interest rate swap futures	—	6,000	(19,000)	(13,000)
Short sales of Eurodollar futures	(2,422,000)	1,531,000	(1,961,000)	(2,852,000)
Options on U.S. Treasury futures	199,500	1,181,500	(1,311,000)	70,000
Swaptions	—	100,000	—	100,000

	Notional Amount For the Year Ended December 31, 2011
Derivatives Not Designated as Hedging Instruments	December 31, 2010	Additions	Settlement, Expiration or Exercise	December 31, 2011
TBA securities	$—	$1,017,000	$(815,000)	$202,000
U.S. Treasury futures	—	566,600	(659,400)	(92,800)
Short sales of Eurodollar futures	—	1,938,000	(4,360,000)	(2,422,000)
Options on U.S. Treasury futures	—	795,000	(595,500)	199,500

The TBAs in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our consolidated statements of operations. The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the year ended December 31, 2012, we recorded net realized gains of $16.4 million, and net unrealized losses of $1.3 million. For the year ended December 31, 2011, we recorded net realized gains of $2.9 million and net unrealized losses of $1.4 million. There were no realized or unrealized gains or losses from TBAs for the same period in 2010. At December 31, 2012, our consolidated balance sheet includes TBA-related liabilities of $245.9 million included in payable for securities purchased. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

The Eurodollar futures in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our consolidated statements of operations. For the year ended December 31, 2012, we recorded net realized losses of $1.0 million and net unrealized losses of $2.0 million, in our Eurodollar futures contracts. For the year ended December 31, 2011, we recorded net realized losses of $2.0 million and net unrealized losses of $1.7 million in our Eurodollar futures contracts. There were no realized or unrealized gains or losses from Eurodollars for the same period in 2010. The Eurodollar futures consist of 2,852 contracts with expiration dates ranging between March 2013 and September 2014.

The U.S. Treasury futures and interest rate swap futures and options in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our consolidated statements of operations. For the year ended December 31, 2012, we recorded net realized losses of $9.5 million, and unrealized gains of $1.3 million. For the year ended December 31, 2011, we recorded net realized losses of $0.2 million, and net unrealized losses of $0.7 million. There were no realized or unrealized gains or losses from U.S. Treasury futures and options for the same period in 2010.

Swaptions are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our consolidated statements of operations. For the year ended December 31, 2012, we recorded realized gains of $0, and unrealized losses of $0.3 million. There were no realized or unrealized gains or losses for the same period in 2011 and 2010.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2012	December 31, 2011
Interest Rate Swaps	Derivative liabilities	$1,744	$304

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010, respectively (dollar amounts in thousands):

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2012	2011	2010
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(304)	$(1,087)	$(2,904)
Unrealized gain on interest rate caps	—	—	394
Unrealized (loss) gain on interest rate swaps	(1,440)	783	1,423
Balance at end of the period	$(1,744)	$(304)	$(1,087)

The Company estimates that over the next 12 months, approximately $1.6 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps and interest rate caps included in interest expense for the years ended December 31, 2012, 2011 and 2010, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest Rate Caps:
Interest expense-investment securities and loans held in securitization trusts	$—	$—	$308
Interest expense-subordinated debentures	—	—	92
Interest Rate Swaps:
Interest expense-investment securities	810	893	2,515

The Company’s interest rate swaps are designated as cash flow hedges against the benchmark interest rate risk associated with its short term repurchase agreements. There were no costs incurred at the inception of our interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.  The Company’s interest rate cap transactions were designated as cash flow hedges against the benchmark interest rate risk associated with the CDOs and the subordinated debentures.  The interest rate cap transactions were initiated with an upfront premium that was being amortized over the life of the contract.

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

The following table presents information about the Company’s interest rate swaps as of December 31, 2012 and December 31, 2011, respectively (dollar amounts in thousands):

	December 31, 2012		December 31, 2011
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$8,380	2.93%	$14,930	3.02%
Over 30 days to 3 months	—	—	260	2.93
Over 3 months to 6 months	—	—	380	2.93
Over 6 months to 12 months	—	—	810	2.93
Over 12 months to 24 months	—	—	8,380	2.93
Over 24 months to 36 months	135,000	0.45	—	—
Over 36 months to 48 months	—	—	—	—
Over 48 months to 60 months	215,000	0.83	—	—
Total	$358,380	0.74%	$24,760	2.99%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

Interest Rate Caps – Interest rate caps were designated by the Company as cash flow hedges against interest rate risk associated with the Company’s Residential CDOs and the subordinated debentures. The interest rate caps associated with the Residential CDOs were amortizing contractual schedules determined at origination. These interest rate caps were utilized to cap the interest rate on the Residential CDOs at a fixed-rate when one month LIBOR exceeds a predetermined rate.  The interest rate caps expired on April 25, 2011.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of December 31, 2012 and 2011. The Company had $19.8 million and $9.1 million of restricted cash related to margin posted for its agreements as of December 31, 2012 and 2011, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying consolidated balance sheets.

10.              Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At December 31, 2012, the Company had repurchase agreements with an outstanding balance of $889.1 million and a weighted average interest rate of 0.54%. As of December 31, 2011, the Company had repurchase agreements with an outstanding balance of $112.7 million and a weighted average interest rate of 0.71%. At December 31, 2012 and December 31, 2011, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $954.7 million and $129.9 million, respectively. As of December 31, 2012, the average days to maturity for all repurchase agreements are 39 days.  The Company’s accrued interest payable on outstanding repurchase agreements at December 31, 2012 and 2011 amounts to $0.2 million and $0.1 million, respectively, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheet.

The following table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of December 31, 2012 and 2011, respectively (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	December 31, 2012	December 31, 2011
Barclays Capital Inc.	$114,276	$—
Cantor Fitzgerald Securities	27,835	9,225
Credit Suisse First Boston LLC	98,915	11,147
Deutsche Bank Securities Inc.	97,767	—
Jefferies & Company, Inc.	55,537	18,380
JPMorgan Chase Bank, N.A.	121,155	49,226
Mizuho Securities USA Inc.	72,527	—
Morgan Stanley & Co. LLC	81,263	—
RBC Capital Markets Corporation	46,155	—
South Street Securities LLC	32,718	24,696
Wells Fargo Bank, N.A.	140,986	—
Total Financing Arrangements, Portfolio Investments	$889,134	$112,674

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements at December 31, 2012 and 2011 (dollar amounts in thousands):

Contractual Maturity	December 31, 2012	December 31, 2011
Overnight	$—	$—
Within 30 days	765,593	112,674
Over 30 days to 90 days	123,541	—
Over 90 days	—	—
Demand	—	—
Total	$889,134	$112,674

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements at December 31, 2012 (dollar amounts in thousands):

	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$240,440	$253,841	$253,281
Agency Fixed Rate	566,037	597,620	597,769
Agency IOs	74,707	90,250	100,076
CLOs	7,950	12,945	6,877
Balance at end of the period	$889,134	$954,656	$958,003

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements at December 31, 2011 (dollar amounts in thousands):

	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$56,913	$60,857	$59,646
Agency Fixed Rate	—	—	—
Agency IOs	49,226	58,551	66,439
CLOs	6,535	10,534	5,386
Balance at end of the period	$112,674	$129,942	$131,471

As of December 31, 2012, the outstanding balance under our repurchase agreements was funded at an advance rate of 93.1% that implies an average haircut of 6.9%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 6.9%. The amount at risk for each of the counterparties is as follows:  Barclays Capital Inc.: $7.2 million; Cantor Fitzgerald Securities: $6.3 million; Credit Suisse First Boston LLC: $4.1 million; Deutsche Bank Securities Inc.: $5.2 million; Jefferies & Company, Inc.: $3.0 million; JPMorgan Chase Bank, N.A.: $18.3 million; Mizuho Securities USA Inc.: $4.1 million; Morgan Stanley & Co. LLC: $5.1 million; RBC Capital Markets Corporation: $2.7 million; South Street Securities LLC: $1.7 million; and Wells Fargo, N.A.: $7.9 million.

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

As of December 31, 2012, the Company had $31.8 million in cash and $80.1 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $62.2 million of RMBS, of which $59.5 million are Agency RMBS. The $31.8 million of cash, the $62.2 million in RMBS, and $25.8 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 13.5% of our Financing Arrangements, Portfolio Investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

11.              Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s balance sheet, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2012 and 2011, the Company had Residential CDOs outstanding of $181.0 million and $199.8 million, respectively. As of December 31, 2012 and 2011, the current weighted average interest rate on these CDOs was 0.59% and 0.68%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $189.0 million and $208.9 million at December 31, 2012 and 2011, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2012 and 2011, had a net investment in the residential securitization trusts of $7.0 million and $7.6 million, respectively.

12.              Multi-Family Collateralized Debt Obligations

The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series and are recorded as liabilities on the Company’s balance sheet, are secured by multi-family mortgage loans pledged as collateral, which are recorded as assets of the Company in accordance with accounting requirements. As of December 31, 2012, the current weighted average interest rate on these CDOs was 4.59%. The Multi-Family CDOs are collateralized by multi-family mortgage loans with a principal balance of $5.3 billion at December 31, 2012. The Company had a net investment in the Consolidated K-Series of $123.3 million as of December 31, 2012.

13.             Securitized Debt

Securitized debt consists of notes issued by the 2012-RS1 Trust, NYMST 2012-1 Trust and NYMT Residential 2012-RP1 that have been consolidated by the Company.

Provided in the table below is information regarding the Company’s securitized debt as of December 31, 2012 (dollar amount in thousands):

	Principal Amount	Carrying Value
2012-RS1 Trust	$35,000	$26,891
NYMST 2012-1 Trust	52,000	52,000
NYMT Residential 2012-RP1	38,700	38,700
Total	$125,700	$117,591

On May 23, 2012, the 2012-RS1 Trust, a subsidiary of the Company, completed a re-securitization of multi-family CMBS. As part of the re-securitization transaction, the 2012-RS1 Trust issued notes, which are secured by the multi-family CMBS contributed to the 2012-RS1 Trust. The multi-CMBS contributed to the 2012-RS1 Trust are comprised of the Company’s interest in the first loss tranche PO securities and certain IOs issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. The 2012-RS1 Trust issued the Class A Note with a coupon of 5.35% in the initial aggregate principal face amount of $35 million. The Class A Note was issued at a discount that provides for a bond equivalent yield of 9.50% to the purchaser. The Class A Note holder will be entitled to receive all distributions of principal and interest from the multi-family CMBS pledged to secure the Class A Note until the Class A Note is fully retired, which is expected to occur by January 2022. The Company will then receive all remaining cash flow, if any, through its Class B Note and its retained ownership in the 2012-RS1 Trust. The transaction effectively represents a long term structured financing of the multi-family CMBS contributed to the 2012-RS1 Trust by the Company. The Class A Note is not callable due to collateral valuation or performance.

On November 28, 2012, the Company’s subsidiary RBCM entered into a Master Repurchase Agreement with a three-year term for the purpose of financing certain multi-family CMBS collateralized by multi-family mortgage loans.  As part of the Master Repurchase Agreement, NYMST 2012-1 Trust issued notes pursuant to an indenture, which are secured by multi-family CMBS transferred to NYMST 2012-1 Trust.  The multi-family CMBS contributed to the NYMST 2012-1 Trust are comprised of the Company’s interest in the first loss tranche PO securities, first loss floating rate securities and certain IOs issued by four separate Freddie Mac-sponsored multi-family K-Series securitizations.  The NYMST 2012-1 Trust notes bear interest that is payable monthly at a per annum rate equal to one-month LIBOR plus 6.50%. The notes and the financing under the Master Repurchase Agreement are scheduled to mature in November 2015, at which time NYMST 2012-1 Trust will transfer the multi-family CMBS serving as collateral back to the RBCM in exchange for the repayment of the outstanding financing under the Master Repurchase Agreement at maturity and NYMST 2012-1 Trust will repay the notes. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of the RBCM’s obligations under the Master Repurchase Agreement.

All income received on the multi-family CMBS during the term of the Master Repurchase Agreement will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral under the Master Repurchase Agreement. The financing under the Master Repurchase Agreement is subject to margin calls to the extent the market value of the multi-family CMBS declines, in which case the Company would be required to either post additional collateral to cover such decrease or repay a portion of the outstanding financing in cash.

On December 28, 2012, NYMT Residential LLC, a wholly-owned subsidiary of the Company, completed a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans.  As part of the securitization transaction, the NYMT Residential 2012-RP1 issued the 2012-RP1 note, which is secured by the distressed residential mortgage loans transferred to NYMT Residential 2012-RP1 by the Company.  The distressed residential mortgage loans serving as collateral for 2012-RP1 Note are comprised of performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties.

The NYMT Residential 2012-RP1 note bears interest that is payable monthly at a per annum rate equal to 4.25% and is scheduled to mature in December 2015, at which time NYMT Residential 2012-RP1 will transfer the distressed residential mortgage loans serving as collateral back to the Company. During the first two years of the financing (the “Revolving Period”), no principal payments will be made on the note. All cash proceeds generated by the distressed residential mortgage loans and received by NYMT Residential 2012-RP1 during the Revolving Period, after payment of interest on the notes, reserve amounts and certain other transaction expenses, will be available for the purchase by NYMT Residential 2012-RP1 of additional mortgage loans that satisfy certain eligibility criteria.

There is no guarantee that the Company will receive any cash flow from the 2012-RS1 Trust, NYMST 2012-1 Trust and NYMT Residential 2012-RP1.

14.              Subordinated Debentures

The outstanding subordinated debentures as of December 31, 2012 and 2011, was in the amount of $45 million.

On March 15, 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (4.06% at December 31, 2012, 4.33% at December 31, 2011 and 4.05% at December 31, 2010). The securities mature on March 15, 2035 and may be called at par by the Company any time after March 15, 2010. The preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

On September 1, 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities had a fixed interest rate equal to 8.35% up to and including July 30, 2010, at which point the interest rate was converted to a floating rate equal to three-month LIBOR plus 3.95% until maturity (4.26% at December 31, 2012, 4.38% at December 31, 2011 and 4.24% at December 31, 2010).  The securities mature on October 30, 2035 and may be called at par by the Company any time after October 30, 2010. The preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s consolidated balance sheet.

As of March 18, 2013, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

15.              Discontinued Operation

In connection with the sale of our mortgage origination platform assets during the quarter ended March 31, 2007, we classified our mortgage lending segment as a discontinued operation. As a result, we have reported revenues and expenses related to the segment as a discontinued operation for all periods presented in the accompanying consolidated financial statements.  Certain assets, such as the deferred tax asset, and certain liabilities, such as subordinated debentures, are part of our ongoing operations and accordingly, we have not included these items as part of the discontinued operation. Assets and liabilities related to the discontinued operation are $3.1 million and $0.2 million, respectively, at December 31, 2012, and $4.0 million and $0.5 million, respectively, at December 31, 2011, and are included in receivables and other assets and accrued expenses and other liabilities in the consolidated balance sheets.

Statements of Operations Data

The statements of operations of the discontinued operation for the years ended December 31, 2012, 2011 and 2010, respectively, are as follows (dollar amounts in thousands):

	Years Ended December 31,
	2012	2011	2010

Revenues	$156	$203	$1,403
Expenses	142	140	268
Income from discontinued operations – net of tax	$14	$63	$1,135

16.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the years ended December 31, 2012, 2011 and 2010.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2012, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases– The Company leases its corporate office under a lease agreement expiring in 2013.  This lease is accounted for as an operating lease. Total property lease expense amounted to $0.2 million for each of the years ended December 31, 2012, 2011 and 2010.   The Company maintains a letter of credit in the amount of $0.2 million in lieu of a cash security deposit for its current corporate headquarters for its landlord, Vanderbilt Associates I, L.L.C, as beneficiary. This letter of credit is secured by cash deposited in a bank account maintained at JP Morgan Chase bank.

On December 19, 2012, the Company entered into a ten year lease agreement where the Company will relocate its corporate office on or about March of 2013.  The Company will account for the new lease as a non-cancelable operating lease.

As of December 31, 2012, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2013	$67
2014	207
2015	207
2016	207
2017	207
Thereafter	1,302
$2,197

17.              Fair Value of Financial Instruments

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

b.
Investment Securities Available for Sale Held in Securitization Trusts (CMBS)– As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.7% to 16.9%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

c.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 2.4% to 5.4%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$1,001,239	$—	$1,001,239
Non-Agency RMBS	—	2,687	—	2,687
CLOs	—	30,785	—	30,785
Investment securities available for sale held in securitization trust:
CMBS	—	—	71,159	71,159
Multi-family loans held in securitization trusts	—	—	5,442,906	5,442,906
Derivative assets:
TBA securities	—	244,789	—	244,789
Options on U.S. Treasury futures	—	59	—	59
U.S. Treasury futures	676	—	—	676
Interest rate swap futures	8	—	—	8
Swaptions	—	597	—	597
Total	$684	$1,280,156	$5,514,065	$6,794,905

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$5,319,573	$5,319,573
Derivative liabilities:
Interest rate swaps	—	1,744	—	1,744
Eurodollar futures	3,798	—	—	3,798
Total	$3,798	$1,744	$5,319,573	$5,325,115

	Measured at Fair Value on a Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$132,457	$—	$132,457
CMBS	—	—	41,185	41,185
Non-Agency RMBS	—	3,945	—	3,945
CLOs	—	22,755	—	22,755
Derivative assets:
TBA securities	—	207,891	—	207,891
Options on U.S. Treasury futures	—	327	—	327
Total	$—	$367,375	$41,185	$408,560

Liabilities carried at fair value:
Derivative liabilities:
Interest rate swaps	$—	$304	$—	$304
U.S. Treasury futures	566	—	—	566
Eurodollar futures	1,749	—	—	1,749
Total	$2,315	$304	$—	$2,619

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2012, 2011 and 2010, respectively (amounts in thousands):

Level 3 Assets:

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$41,185	$—	$17,599
Total gains (realized/unrealized)
Included in earnings (1)	167,094	—	2,100
Included in other comprehensive income	3,768	(1,036)	9,827
Purchases (2)	4,212,009	42,221	—
Paydowns	(28,034)	—	—
Transfers (3)	1,118,043	—	—
Transfers out of Level 3 (4)	—	—	(29,526)
Balance at the end of period	$5,514,065	$41,185	$—

(1)	Amounts included in interest income and unrealized gain.
(2)
Based on a number of factors, we determined that we were the primary beneficiary of three K-Series securitizations (two purchased in the second quarter of 2012 and one purchased in the fourth quarter of 2012), and have consolidated the assets, liabilities, interest income and expense of these securitizations in our consolidated financial statements.

(3)
Based on a number of factors, we determined that we were the primary beneficiary of one K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, interest income and expense in our consolidated financial statements.

(4)
The CLOs were re-classified from Level 3 to Level 2 fair values during the fourth quarter of 2010 due to management determining that inputs and assumptions for these assets based upon quoted prices provided by dealers who make markets in similar investments became more observable.

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2012, 2011 and 2010, respectively (amounts in thousands):

Level 3 Liabilities:

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$—	$—	$—
Total gains (realized/unrealized)
Included in earnings (1)	152,440	—	—
Included in other comprehensive income	—	—	—
Purchases (2)	4,077,276	—	—
Paydowns	(28,034)	—	—
Transfers (3)	1,117,891	—	—
Balance at the end of period	$5,319,573	$—	$—

(1)	Amounts included in interest expense and unrealized gain.
(2)
Based on a number of factors, we determined that we were the primary beneficiary of three K-Series securitizations, two purchased in the second quarter of 2012 and one purchased in the fourth quarter of 2012, and have consolidated the K-Series securitization’s assets, liabilities, interest income and expense in our consolidated financial statements.

(3)
Based on a number of factors, we determined that we were the primary beneficiary of the one K-Series as of January 4, 2012 and have consolidated its assets, liabilities, interest income and expense in our consolidated financial statements.

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

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011, respectively, on the consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$1,775	$1,775
Mortgage loans held for sale – included in discontinued operations (net)	—	—	2,837	2,837
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	5,059	5,059
Real estate owned held in residential securitization trusts	—	—	732	732

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2011
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$5,118	$5,118
Mortgage loans held for sale – included in discontinued operations (net)	—	—	3,780	3,780
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	6,518	6,518
Real estate owned held in residential securitization trusts	—	—	454	454

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2012, 2011 and 2010, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2012	2011	2010

Residential mortgage loans held in securitization trusts – impaired loans (net)	$707	$1,380	$1,560
Real estate owned held in residential securitization trusts	45	87	193

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

Residential Mortgage Loans Held in Securitization Trusts – Impaired Loans (net) – Impaired residential mortgage loans held in securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2012 and 2011, respectively, (dollar amounts in thousands):

		December 31, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$31,777	$31,777	$16,586	$16,586
Investment securities available for sale	Level 2	1,034,711	1,034,711	200,342	200,342
Investment securities available for sale, at fair value held in securitization trust	Level 3	71,159	71,159	—	—
Residential mortgage loans held in securitization trusts (net)	Level 3	187,229	165,919	206,920	182,976
Distressed residential mortgage loans held in securitization trusts (net)	Level 3	60,459	60,459	—	—
Multi-family loans held in securitization trusts	Level 3	5,442,906	5,442,906	—	—
Derivative assets	Level 1 or 2	246,129	246,129	208,218	208,218
Assets related to discontinued operation-mortgage loans held for sale (net)	Level 3	2,837	2,837	3,780	3,780
Mortgage loans held for investment	Level 3	1,775	1,775	5,118	5,118
Receivable for securities sold	Level 1	—	—	1,133	1,133

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$889,134	$889,134	$112,674	$112,674
Residential collateralized debt obligations	Level 3	180,979	160,506	199,762	171,187
Multi-family collateralized debt obligations	Level 3	5,319,573	5,319,573	—	—
Securitized debt	Level 3	117,591	118,402	—	—
Derivative liabilities	Level 1 or 2	5,542	5,542	2,619	2,619
Payable for securities purchased	Level 1	245,931	245,931	228,300	228,300
Subordinated debentures	Level 3	45,000	34,108	45,000	26,318

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

c.
Distressed residential mortgage loans held in securitization trusts (net) – Fair value is estimated using pricing models taking into consideration current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices and property values, prepayment speeds, default and loss severities.

d.	Receivable for securities sold – Estimated fair value approximates the carrying value of such assets.

e.	Financing arrangements, portfolio investments – The fair value of these financing arrangements approximates cost as they are short term in nature and generally mature in 30 days.

f.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

g.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

h.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

i.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

18.              Capital Stock and Earnings per Share

The Company had 400,000,000 shares of common stock, par value $0.01 per share, authorized, with 49,575,331 and 13,938,273 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and December 31, 2011, the Company had 200,000,000 shares of preferred stock, par value $0.01 per share, authorized, with 0 shares issued and outstanding. The Company issued 35,637,058 and 4,512,831 shares of common stock during the years ended December 31, 2012 and 2011, respectively. Of the common stock authorized at December 31, 2012 and 2011, 1,094,414 shares and 1,154,992 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. In addition, no shares of common stock were forfeited during the years ended December 31, 2012 and 2011.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2011 and ended December 31, 2012:
Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2012	December 14, 2012	December 24, 2012	January 25, 2013	$0.27
Third Quarter 2012	September 18, 2012	September 28, 2012	October 25, 2012	0.27
Second Quarter 2012	June 15, 2012	June 25, 2012	July 25, 2012	0.27
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	0.25
Fourth Quarter 2011	December 15, 2011	December 27, 2011	January 25, 2012	0.35	(1)
Third Quarter 2011	September 20, 2011	September 30, 2011	October 25, 2011	0.25
Second Quarter 2011	May 31, 2011	June 10, 2011	June 27, 2011	0.22
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	0.18
Fourth Quarter 2010	December 20, 2010	December 30, 2010	January 25, 2011	0.18
Third Quarter 2010	October 4, 2010	October 14, 2010	October 25, 2010	0.18
Second Quarter 2010	June 16, 2010	July 6, 2010	July 26, 2010	0.18
First Quarter 2010	March 16, 2010	April 1, 2010	April 26, 2010	0.25

(1)	Includes a $0.10 per share special dividend.

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

During 2012, dividends for our common stock were in the amount of $1.06 per share.  For tax reporting purposes, the 2012 dividends were classified as ordinary income and return of capital in the amounts of $0.92 and $0.14, respectively per share.  During 2011, dividends for our common stock were in the amount of $1.00 per share.  For tax reporting purposes, the 2011 dividends were classified as ordinary income.  During 2010, dividends for our common stock were in the amount of $1.04 per share.  For tax reporting purposes, the 2010 dividends were classified as ordinary income and return of capital in the amounts of $0.22 and $0.82, respectively per share.

On May 25, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 3,162,500 shares of our common stock (including 412,500 shares issuable pursuant to an over-allotment option) at a public offering price of $6.65 per share. On May 31, 2012, we closed on the issuance of 3,162,500 shares to the underwriter, resulting in total net proceeds to us of $20.0 million after deducting the underwriting discount and offering expenses.

On July 17, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 5,175,000 shares of our common stock (including the 675,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.70 per share. On July 17, 2012, we closed on the issuance of 5,175,000 shares of common stock to the underwriter (including the 675,000 over-allotment option shares), resulting in total net proceeds of $33.1 million after deducting the underwriting discount and offering expenses.

On August 16, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 11,500,000 shares of our common stock (including the 1,500,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.73 per share. On August 21, 2012, we closed on the issuance of 10,000,000 shares of common stock to the underwriter, resulting in total net proceeds of $64.9 million after deducting the underwriting discount and offering expenses. On September 4, 2012, we closed on the issuance of 1,500,000 shares to the underwriter pursuant to the over-allotment option, resulting in additional net proceeds of $9.8 million.

On October 3, 2012, we entered into an underwriting agreement relating to the offer and sale of up to 15,525,000 shares of our common stock (including the 2,025,000 shares that were issuable pursuant to an over-allotment option) at a public offering price of $6.89 per share. On October 9, 2012, we closed on the issuance of 15,525,000 shares of common stock to the underwriter (including the 2,025,000 shares subject to the over-allotment option), resulting in total net proceeds of $104.1 million, after deducting underwriting discounts and commissions and offering expenses.

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the years ended December 31, 2012 and 2011.  There were dilutive instruments consisting of convertible preferred debentures for the year ended December 31, 2010.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):
	For the Years Ended December 31,
	2012	2011	2010
Numerator:
Net income – Basic	$28,279	$4,776	$6,805
Net income from continuing operations	28,265	4,713	5,670
Net income from discontinued operations (net of tax)	14	63	1,135
Effect of dilutive instruments:
Convertible preferred debentures	—	—	2,274
Net income – Dilutive	28,279	4,776	9,079
Net income from continuing operations	27,265	4,713	7,944
Net income from discontinued operations (net of tax)	$14	$63	$1,135
Denominator:
Weighted average basic shares outstanding	26,067	10,495	9,422
Effect of dilutive instruments:
Convertible preferred debentures	—	—	2,500
Weighted average dilutive shares outstanding	26,067	10,495	11,922
EPS:
Basic EPS	$1.08	$0.46	$0.72
Basic EPS from continuing operations	1.08	0.45	0.60
Basic EPS from discontinued operations (net of tax)	—	0.01	0.12
Dilutive EPS	$1.08	$0.46	$0.72
Dilutive EPS from continuing operations	1.08	0.45	0.60
Dilutive EPS from discontinued operations (net of tax)	—	0.01	0.12

19.              Income Taxes

At December 31, 2012, one of the Company’s wholly owned TRS had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of IRC section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a NOL carryforward to offset its taxable income after any required dividend distributions become limited to a certain amount per year. The Company has recorded a full valuation allowance against its deferred tax assets because at December 31, 2012 management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2009. The Company has assessed its tax positions for all open years, which includes 2009 to 2012 and concluded that there are no material uncertainties to be recognized.

During the years ended December 31, 2012, 2011 and 2010, the Company’s TRSs recorded approximately $0.9 million, $0.4 million and $0, respectively of income tax expense. The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2012, 2011 and 2010, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2012		2011		2010
Provision at statutory rate	$10,190	(35.0)%	$1,857	(35.0)%	$2,382	(35.0)%
Non-taxable REIT income	(9,774)	33.6%	(1,088)	20.5%	(813)	11.9%
State and local tax provision	129	(0.4)%	239	(4.5)%	414	(6.1)%
Other	331	(1.1)%	(1,810)	34.1%	—	—%
Valuation allowance	56	(0.2)%	1,235	(23.3)%	(1,983)	29.2%
Total provision	$932	(3.1)%	$433	(8.2)%	$—	—%

The income tax provision for the years ended December 31, 2012, 2011 and 2010 is comprised of the following components (dollar amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Current income tax expense	$932	$433	$83
Deferred income tax expense	—	—	(83)
Total provision	$932	$433	$—

The gross deferred tax asset at December 31, 2012 and 2011 is $27.2 million, respectively. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2012 and 2011 are as follows (dollar amounts in thousands):

Deferred tax assets	December 31, 2012	December 31, 2011
Net operating loss carryover	$27,078	$27,052
GAAP reserves	135	105
Gross deferred tax asset	27,213	27,157
Valuation allowance	(27,213)	(27,157)
Net deferred tax asset	$—	$—

20.              Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan.  At December 31, 2012 and 2011, there are 31,580 and 14,084 shares of unvested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.  The Company’s directors have been issued 59,311 and 20,924 shares under the 2010 Plan as of December 31, 2012 and 2011, respectively.  The Company’s officers have been issued 36,275 and 14,084 shares under the 2010 Plan as of December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized non-cash compensation expense of $0.1 million, $0.1 million and $0.2 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the years ended December 31, 2012, 2011 and 2010, respectively, are presented below:

	2012		2011		2010
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	14,084	$7.10	28,999	$5.43	60,665	$5.28
Granted	22,191	6.36	14,084	7.10	4,000	7.50
Forfeited	—	—	—	—	(829)	5.28
Vested	(4,695)	7.10	(28,999)	5.43	(34,837)	5.41
Non-vested shares as of December 31	31,580	$6.58	14,084	$7.10	28,999	$5.43
Weighted-average fair value of restricted stock granted during the period	22,191	$6.36	14,084	$7.10	4,000	$7.50

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At each of December 31, 2012 and 2011, the Company had unrecognized compensation expense of $0.1 million related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at December 31, 2012 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the years ended December 31, 2012, 2011 and 2010 was $33,000, $0.2 million and $0.2 million, respectively. The requisite service period for restricted shares at issuance is two or three years.

21.             Related Party Transactions

Management Agreement

On April 5, 2011, the Company entered into a management agreement with RiverBanc LLC (“RiverBanc”), pursuant to which RiverBanc provides investment management services to the Company. Under the terms of RiverBanc’s operating agreement, we may acquire up to 17.5% of the limited liability company interests of RiverBanc, upon satisfying certain funding thresholds. As of December 31, 2012 and 2011, the Company owned 15% and 0%, respectively of the outstanding limited liability company interests of RiverBanc. For the years ended December 31, 2012 and 2011, the Company expensed approximately $892,000 and $96,000 in fees to RiverBanc, respectively. As of December 31, 2012 and 2011 the Company had a management fee payable to RiverBanc in the amount of approximately $121,000 and 27,000, respectively. At December 31, 2012, the management fee payable is included in accrued expenses, related parties. At December 31, 2011, the management fee payable is included in accrued expenses and other liabilities. See Note 23 (Subsequent Events) for a description of our amended and restated management agreement with RiverBanc.

Accounting Outsourcing Agreement

The Company entered into an outsourcing agreement with Real Estate Systems Implementation Group, LLC (“RESIG”) effective May 1, 2010, pursuant to which RESIG, among other things, (a) performs day-to-day accounting services for the Company and (b) effective October 4, 2010, provided a Chief Financial Officer to the Company.  During the years ended December 31, 2012, 2011 and 2010, respectively, RESIG earned $0.7 million, $0.6 million and $0.2 million in fees. As of December 31, 2012 and 2011, the Company had fees payable to RESIG in the amount of approximately $90,000 and $59,000, respectively, included in accrued expenses, related parties.

Termination of Advisory Agreement

On January 18, 2008, the Company entered into an advisory agreement (the “Prior Advisory Agreement”) with Harvest Capital Strategies LLC (“HCS”) (formerly known as JMP Asset Management LLC), pursuant to which HCS was responsible for implementing and managing the Company’s investments in certain real estate-related and financial assets.  The Company entered into the Prior Advisory Agreement concurrent and in connection with its private placement of Series A Preferred Stock to JMP Group Inc. and certain of its affiliates. HCS is a wholly-owned subsidiary of JMP Group Inc.  As of December 31, 2012 and 2011, HCS and JMP Group Inc. collectively beneficially owned approximately 0% and 10.3%, respectively of the Company’s common stock.  In addition, until its redemption on December 31, 2010, HCS and JMP Group Inc. collectively beneficially owned 100% of the Company’s Series A Preferred Stock.  The Company’s Series A Preferred Stock matured on December 31, 2010, at which time it redeemed all the outstanding shares at the $20.00 per share liquidation preference plus accrued dividends of $0.5 million.

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

For the years ended December 31, 2012, 2011 and 2010, HCS earned aggregate base advisory and consulting fees of approximately $0, $1.1 million and $0.9 million, respectively, and an incentive fee of approximately $0.9 million, $1.7 million and $2.0 million, respectively.  As of December 30, 2011 and 2010, approximately $34.1 million and $48.2 million, respectively, of the Company’s assets were managed pursuant to the HCS Advisory Agreement. As of December 31, 2012 and 2011, the Company had a management fee payable totaling $0.3 million and $0.8 million, respectively.  At December 31, 2012, the management fee payable is included in accrued expenses and other liabilities. At December 31, 2011, the management fee payable is included in accrued expenses, related parties.

On December 30, 2011, the Company and HCS agreed to terminate the HCS Advisory Agreement effective on December 31, 2011, with HCS agreeing to waive the 180-day advance notice requirement provided in the HCS Advisory Agreement. In addition, the Company and HCS agreed that, in consideration of the termination of the HCS Advisory Agreement, the Company will pay to HCS a termination fee equal to $2,235,000 (the “Agreed Fee”), which fee is the sum of (a) the termination fee provided in the HCS Advisory Agreement and (b) $500,000, which represents the fees that otherwise would have been payable through the end of the term of the HCS Advisory Agreement. The Agreed Fee was paid to HCS by the Company in three separate installments with the first installment of $1,735,000 paid on December 30, 2011, and the final two installments of $250,000 was paid on May 9, 2012.

In connection with the payment of the Agreed Fee, HCS has agreed to provide certain transitional consulting services at the request of the Company until the earlier of (i) the day immediately prior to the Company’s annual stockholders’ meeting in May or June 2012 or (ii) a majority vote of the independent directors of the Company to terminate such transitional consulting services. As part of the transitional consulting services to be provided by HCS, James J. Fowler, a portfolio manager for HCS and a managing director of JMP Group Inc. and the former Chairman of the Company’s Board of Directors, had agreed to continue to serve as a director and Chairman of the Company’s Board of Directors until the earlier of (a) the Company’s 2012 annual stockholders’ meeting, (b) his successor is duly qualified and appointed by the Company’s Board of Directors or (c) he determines that his resignation is legally or for regulatory reasons advisable or appropriate under the circumstances.  During the year ended December 31, 2012, Mr. Fowler was replaced as Chairman of the Company’s Board of Directors.

Pursuant to the terms of the HCS Advisory Agreement, following the termination date of December 31, 2011, the Company will continue to pay incentive compensation to HCS with respect to all assets of the Company that were, as of the effective termination date, managed pursuant to the HCS Advisory Agreement (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by the Company or mature. The Company expensed $40,000 and $2.2 million in 2012 and 2011, respectively, relating to the termination of the HCS Advisory Agreement.

22.              Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
Interest income	$19,091	$24,991	$43,837	$49,608
Interest expense	12,884	19,150	35,707	38,185
Net interest income	6,207	5,841	8,130	11,423
Other Income:
Provision for loan losses	(230)	(59)	(247)	(230)
Income (loss) from investments in limited partnership and limited liability company	370	358	(64)	(42)
Realized gain (loss) on investment securities and related hedges, net	1,069	(443)	5,048	594
Realized gain on distressed residential mortgage loans held in securitization trusts	—	—	—	85
Unrealized (loss) gain on investment securities and related hedges, net	(872)	171	(1,876)	(1,370)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	2,023	2,205	762	1,672
Total other income	2,360	2,232	3,623	709
General, administrative and other expenses	2,648	2,639	3,241	2,857
Termination of management contract	20	20	—	—
Income from continuing operations before income taxes	5,899	5,414	8,512	9,275
Income tax expense	—	467	598	(133)
Income from continuing operations	5,899	4,947	7,914	9,408
(Loss) income from discontinued operation - net of tax	(9)	42	(1)	(18)
Net income	5,890	4,989	7,913	9,390
Net income (loss) attributable to noncontrolling interest	51	(148)	—	—
Net income attributable to common stockholders	$5,839	$5,137	$7,913	$9,390
Per share basic income	$0.42	$0.34	$0.30	$0.19
Per share diluted income	$0.42	$0.34	$0.30	$0.19
Dividends declared per common share	$0.25	$0.27	$0.27	$0.27
Weighted average shares outstanding-basic	13,998	15,262	26,541	48,219
Weighted average shares outstanding-diluted	13,998	15,262	26,541	48,219

	Three Months Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Interest income	$3,694	$6,482	$7,431	$6,684
Interest expense	1,184	1,181	1,203	1,269
Net interest income	2,510	5,301	6,228	5,415
Other Income (Expense):
Provision for loan losses	(633)	(391)	(435)	(234)
Impairment loss on investment securities	—	—	—	(250)
Income from investments in limited partnership and limited liability company	784	499	479	405
Realized gain (loss) on investment securities and related hedges, net	2,191	3,283	2,526	(2,260)
Unrealized loss on investment securities and related hedges, net	(40)	(695)	(8,027)	(895)
Total other income (expense)	2,302	2,696	(5,457)	(3,234)
General, administrative and other expenses	2,293	3,454	717	1,859
Termination of management contract	—	—	—	2,195
Income (loss) from continuing operations before income taxes	2,519	4,543	54	(1,873)
Income tax expense	—	363	56	14
Income (loss) from continuing operations	2,519	4,180	(2)	(1,887)
(Loss) income from discontinued operation - net of tax	(5)	9	19	40
Net income (loss)	2,514	4,189	17	(1,847)
Net income attributable to noncontrolling interest	—	20	32	45
Net income (loss) attributable to common stockholders	$2,514	$4,169	$(15)	$(1,892)
Per share basic income (loss)	$0.27	$0.44	$—	$(0.16)
Per share diluted income (loss)	$0.27	$0.44	$—	$(0.16)
Dividends declared per common share	$0.18	$0.22	$0.25	$0.35
Weighted average shares outstanding-basic	9,433	9,447	11,146	11,919
Weighted average shares outstanding-diluted	9,433	9,447	11,146	11,919

23.              Subsequent Events

On March 13, 2013, we entered into an amended and restated management agreement with RB Commercial Mortgage LLC, our wholly-owned subsidiary, and RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaces the prior management agreement between RiverBanc and RB Commercial Mortgage LLC, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and has a term that will expire on December 31, 2014, subject to automatic annual one-year renewals thereof.

Pursuant to the terms of the RiverBanc Management Agreement, RiverBanc will receive a monthly base management fee in arrears in a cash amount equal to the product of (i) 1.50% per annum of “Equity” as of the last business day of the previous month, multiplied by (ii) 1/12th. For purposes of the RiverBanc Management Agreement, Equity is defined as “Assets” minus “Debt,” where Assets is defined as the aggregate net carrying value (in accordance with GAAP) of those assets of our company managed by RiverBanc (specifically excluding (i) any unrealized gains or losses that have impacted net carrying value as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss or in net income, and (ii) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case, as mutually agreed between RiverBanc and us) and Debt is defined as the greater of (1) the net carrying value (in accordance with GAAP, excluding adjustments for unrealized gains or losses) of all third-party debt or liabilities secured by the Assets and (2) prior to termination of the RiverBanc Management Agreement, zero, or following termination of the RiverBanc Management Agreement, an amount equal to 50% of Assets.  In addition, RiverBanc will be entitled to an incentive fee that is calculated quarterly and paid in cash in arrears. The incentive fee is based upon the average Equity during the fiscal quarter, subject to a high water mark equal to a 9% return on Equity, and shall be payable in an amount equal to 35% of the dollar amount by which adjusted net income (as defined in the RiverBanc Management Agreement) attributable to the Assets, before accounting for any incentive fees payable to RiverBanc, exceeds an annualized 12% rate of return on such average Equity (provided, however, that the applicable percentage for calculation of the incentive fee on any incremental return in excess of 21% shall be reduced to 20% from 35%).  Any incentive fee paid for the fourth fiscal quarter of each year under the agreement is calculated based on the incentive fee earned during the calendar twelve-month period less the aggregate incentive fees paid for the first three quarters during the period.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
December 31, 2012
(Amounts in Thousands)

	Beginning Balance	Charged to Costs and Expenses	Other Charges	Deductions	Ending Balance
For the Year Ended December 31, 2012
Loan loss reserves	$3,558	$766	$-	$(1,104)	$3,220

For the Year Ended December 31, 2011
Loan loss reserves	$2,954	$1,693	$-	$(1,089)	$3,558

For the Year Ended December 31, 2010
Loan loss reserves	$2,947	$2,230	$-	$(2,223)	$2,954

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2012
(Dollar Amounts in Thousands)

Asset Type	Description (1) (2)	Number	Interest Rate			Final Maturity Date (3)			Periodic Payment Terms (4)	Prior Liens	Face Amount of Mortgages (5)	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Multi-family Loans Held in Securitization Trusts	Multi-family	286	3.04%	to	6.56%	7/1/2013	to	8/1/2022	P&I	$-	$4,874,975	$5,442,906	$14,831
Residential Mortgage Loans Held in Securitization Trusts	Various	474	1.38%	to	7.25%	8/1/2032	to	1/1/2036	P&I	-	208,387	187,229	19,513
Distressed Residential Mortgage Loans Held In Securitization Trust	Various	515	1.25%	to	12.75%	12/31/2012	to	8/1/2057	P&I	-	92,354	60,459	24,839
Other Loans	Various	11	3.00%	to	14.00%	12/31/2012	to	4/1/2037	P&I	-	5,204	4,670	2,834

										$-	$5,180,920	$5,695,264	$62,017

(1)	Individual loans have a carrying value less than 3% of total carrying value.
(2)	Description of property types include single family, multi-family, condos, co-ops and other which are located in various locations in the United States of America.
(3)	The maturity dates as of 12/31/12 are loans which are currently due to the Company.
(4)	Principal and interest; some mortgages have balloon principal amounts due at final maturity.
(5)	Represents initial maturity.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate:

	2012	2011	2010
Beginning Balance	$213,299	$239,451	$280,069
Additions:
Principal amount of new loans	4,967,490	-	7,560
Fair value adjustment	592,835
(Discount) on new loans	(31,581)	-	(201)
Gain on sale of loans	85	-	-
Amortization of premiums and (discounts)	(37)	12	(253)
Deductions:
Collection of principal	47,165	25,560	47,717
Chargeoff of loans	(1,104)	(1,089)	(2,223)
Provision for loan loss	766	1,693	2,230

Ending Balance	$5,695,264	$213,299	$239,451

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.14 through 10.19.

Exhibit	Description
3.1(a)
Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective (June 23, 2004).

3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to Exhibit 3.1(f) to the Company's Current Report on Form 8-K filed on June 15, 2009 (File No. 00132216)).

3.1(c)	Certificate of Notice, dated May 4, 2012 (incorporated by reference to Exhibit 3.1(g) to the Company's Quarterly Report on Form 10-Q filed on May 4, 2012 (File No. 00132216)).

3.2	Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2011).

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

4.2(b)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and IPMorgan Chase Bank, National Association, as guarantee trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005 (File No 001-32216)).

4.3(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32216)).

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

10.1
Form of Registration Rights Agreement, by and among New York Mortgage Trust, Inc. and the Investors listed on Schedule A thereto, dated as of February 14, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 19, 2008 (File No. 001-32216)).

10.2
Amended and Restated Advisory Agreement by and among New York Mortgage Trust, Inc., Hypotheca Capital, LLC, New York Mortgage Funding, LLC and Harvest Capital Strategies, LLC, dated as of July 26, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010 (File No. 001-32216)).

10.3
Notice of Termination and Letter Agreement, by and among New York Mortgage Trust, Inc., Hypotheca Capital, LLC, New York Mortgage Funding, LLC and Harvest Capital Strategies LLC, dated as of December 30, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2011 (File No. 001-32216)).

10.4
Investment Management Agreement, by and between New York Mortgage Trust, Inc. and The Midway Group, LP dated as of February 11, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011 (File No. 001-32216)).

10.5
First Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated March 9, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 12, 2012 (File No. 001-32216)).

10.6
Management Agreement, by and between RB Commercial Mortgage LLC and RiverBanc LLC, dated as of April 5, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011 (File No. 001-32216)).

10.7	Amended and Restated Management Agreement, by and between RB Commercial Mortgage LLC, New York Mortgage Trust, Inc. and RiverBanc, LLC, dated as of March 13, 2013).*
10.8
Underwriting Agreement among New York Mortgage Trust, Inc. and the several underwriters listed therein, dated as of December 1, 2011 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 2, 2011 (File No. 001-32216)).

10.9
Underwriting Agreement among New York Mortgage Trust, Inc. and the several underwriters listed therein, dated as of May 25, 2012 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 31, 2012 (File No. 001-32216)).

10.10
Equity Distribution Agreement, dated June 11, 2012, by and between New York Mortgage Trust, Inc. and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2012 (File No. 001-32216)).

10.11
Underwriting Agreement, dated as of May 25, 2012, between New York Mortgage Trust, Inc. and Ladenburg Thalmann & Co., Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 17, 2012 (File No. 001-32216))

10.12
Agreement, dated August 16, 2012, by and between New York Mortgage Trust, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed August 21, 2012 (File No. 001-32216)).

10.13
Underwriting Agreement, dated as of October 3, 2012, between the Company and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 tothe Company’s Current Report on Form 8-K as filed October 9, 2012 (File No. 001-32216))

10.14
New York Mortgage Trust, Inc. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-127400) as filed with the Securities and Exchange Commission on December 9, 2005).

10.15
New York Mortgage Trust, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2010 (File No. 001-32216)).

10.16
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009 (File No. 001-32216)).

10.17
Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009 (File No. 001-32216)).

10.18
Amended and Restated Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma, dated as of February 11, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2009 (File No. 001-32216)).

10.19
Amended and Restated Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma dated as of November 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2011 (File No. 001-32216)).

12.1	Statement re: Computation of Ratios*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
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

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.