Form 10-Q
period 2013-03-31
NEW YORK MORTGAGE TRUST INC
filed 2013-05-10
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________

Commission file number 001-32216

NEW YORK MORTGAGE TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-0934168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Madison Avenue, New York, New York 10016
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
Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on May 3, 2013 was 63,730,730.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information	2
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	4
Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2013	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures about Market Risk	66
Item 4. Controls and Procedures	71
PART II. OTHER INFORMATION	72
Item 1A. Risk Factors	72
Item 6. Exhibits	72
SIGNATURES	73

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

Investment securities available for sale, at fair value (including pledged securities of $945,300 and $954,656, respectively)	$1,033,917	$1,034,711
Investment securities available for sale, at fair value held in securitization trusts	76,407	71,159
Residential mortgage loans held in securitization trusts (net)	180,713	187,229
Distressed residential mortgage loans held in securitization trust (net)	59,898	60,459
Multi-family loans held in securitization trusts, at fair value	5,376,150	5,442,906
Derivative assets	238,338	246,129
Cash and cash equivalents	15,888	31,777
Receivables and other assets	88,379	86,031
Total Assets (1)	$7,069,690	$7,160,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$878,824	$889,134
Residential collateralized debt obligations	174,619	180,979
Multi-family collateralized debt obligations, at fair value	5,243,071	5,319,573
Securitized debt	117,671	117,591
Derivative liabilities	4,291	5,542
Payable for securities purchased	241,584	245,931
Accrued expenses and other liabilities	35,697	34,434
Accrued expenses, related parties	485	211
Subordinated debentures	45,000	45,000
Total liabilities (1)	6,741,242	6,838,395

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 400,000,000 authorized, 49,966,230 and 49,575,331 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	500	496
Common stock subscribed	1,178	-
Additional paid-in capital	344,007	355,006
Accumulated other comprehensive income	18,964	18,088
Accumulated deficit	(36,201)	(51,584)
Total stockholders' equity	328,448	322,006
Total Liabilities and Stockholders' Equity	$7,069,690	$7,160,401

(1)  Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs.  As of March 31, 2013 and December 31, 2012, assets of consolidated VIEs totaled $5,719,880 and $5,786,569, respectively, and the liabilities of consolidated VIEs totaled $5,555,329 and $5,636,650, respectively.   See Note 7 for further discussion.

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012

INTEREST INCOME:
Investment securities and other	$11,153	$5,584
Multi-family loans held in securitization trusts	45,318	12,200
Residential mortgage loans held in securitization trusts	1,306	1,344
Distressed residential mortgage loans held in securitization trusts	1,439	-
Total interest income	59,216	19,128

INTEREST EXPENSE:
Investment securities and other	1,629	452
Multi-family collaterized debt obligations	41,659	11,574
Residential collaterized debt obligations	298	359
Securitized debt	2,092	-
Subordinated debentures	467	499
Total interest expense	46,145	12,884

NET INTEREST INCOME	13,071	6,244

OTHER INCOME (EXPENSE):
Provision for loan losses	(283)	(230)
Realized (loss) gain on investment securities and related hedges, net	(3,162)	1,069
Realized gain on distressed residential mortgage loans held in securitization trusts	136	-
Unrealized gain (loss) on investment securities and related hedges, net	2,456	(872)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	7,051	2,023
Other income (including $19 and $0 from related parties, respectively)	180	374
Total other income	6,378	2,364

General, administrative and other expenses (including $874 and $309 to related parties, respectively)	3,935	2,718
Total general, administrative and other expenses	3,935	2,718

INCOME FROM OPERATIONS BEFORE INCOME TAXES	15,514	5,890
Income tax expense	131	-
NET INCOME	15,383	5,890
Net income attributable to noncontrolling interest	-	51
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,383	$5,839

Basic income per common share	$0.31	$0.42
Diluted income per common share	$0.31	$0.42
Dividends declared per common share	$0.27	$0.25
Weighted average shares outstanding-basic	49,611	13,998
Weighted average shares outstanding-diluted	49,611	13,998

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,383	$5,839

OTHER COMPREHENSIVE INCOME

Increase in net unrealized gain on available for sale securities	192	4,214
Increase in fair value of derivative instruments utilized for cash flow hedges	684	111

OTHER COMPREHENSIVE INCOME	876	4,325

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,259	$10,164

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Dollar amounts in thousands)
 (unaudited)

	Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$496	$-	$355,006	$(51,584)	$18,088	$322,006
Net income	-	-	-	15,383	-	15,383
Stock issuance, net	4	-	2,492	-	-	2,496
Common stock subscribed	-	1,178	-	-	-	1,178
Dividends declared	-	-	(13,491)	-	-	(13,491)
Increase in net unrealized gain on available for sale securities	-	-	-	-	192	192
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	-	684	684
Balance, March 31, 2013	$500	$1,178	$344,007	$(36,201)	$18,964	$328,448

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$15,383	$5,890
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	3,738	2,309
Realized loss (gain) on investment securities and related hedges, net	3,162	(1,069)
Realized gain on distressed residential mortgage loans held in securitization trusts	(136)	-
Unrealized (gain) loss on investment securities and related hedges, net	(2,456)	872
Unrealized gain on loans and debt held in multi-family securitization trusts	(7,051)	(2,023)
Net decrease in loans held for sale	331	11
Provision for loan losses	283	230
Income from investment in limited partnership	-	(370)
Interest distributions from investment in limited partnership	-	154
Amortization of stock based compensation, net	160	58
Changes in operating assets and liabilities:
Receivables and other assets	(2,957)	(4,180)
Accrued expenses and other liabilities and accrued expenses, related parties	1,429	4,346
Net cash provided by operating activities	11,886	6,228

Cash Flows from Investing Activities:
Restricted cash	3,032	568
Proceeds from sales of investment securities	1,254	1,201
Purchases of investment securities	(46,753)	(7,980)
Proceeds from mortgage loans held for investment	9	796
Proceeds from investment in limited partnership	136	3,796
Purchases of other assets	(1,992)	-
Net receipts on other derivative instruments settled during the period	3,554	3,574
Principal repayments received on residential mortgage loans held in securitization trusts	6,277	4,988
Principal repayments received on distressed residential mortgage loans held in securitization trust	1,197	-
Principal repayments received on multi-family loans held in securitization trusts	13,023	3,240
Principal paydowns on investment securities - available for sale	33,330	4,986
Purchases of loans held in multi-family securitization trusts	-	(21,682)
Net cash provided by (used in) investing activities	13,067	(6,513)

Cash Flows from Financing Activities:
(Payments of) proceeds from financing arrangements	(10,310)	5,711
Stock issuance	2,338	-
Costs associated with common stock issued	(2)	-
Dividends paid	(13,384)	(4,878)
Payments made on residential collateralized debt obligations	(6,386)	(5,019)
Payments made on multi-family collateralized debt obligations	(13,019)	(3,240)
Payments made on securitized debt	(79)	-
Net cash used in financing activities	(40,842)	(7,426)
Net Decrease in Cash and Cash Equivalents	(15,889)	(7,711)
Cash and Cash Equivalents - Beginning of Period	31,777	16,586
Cash and Cash Equivalents - End of Period	$15,888	$8,875

Supplemental Disclosure:
Cash paid for interest	$56,720	1,164
Cash paid for income taxes	$196	$-

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$241,584	$245,294
Consolidation of multi-family loans held in securitization trusts	$-	$1,139,573
Consolidation of multi-family collateralized debt obligations	$-	$1,117,891

Non-Cash Financing Activities:
Dividends declared to be paid in subsequent period	$13,491	$3,544
Common stock subscribed included in receivables and other assets	$1,178	$-

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

(unaudited)
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements.  The accompanying condensed consolidated balance sheet as of March 31, 2013, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, the accompanying condensed consolidated statement of equity for the three months ended March 31, 2013 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current period presentation.

Principles of Consolidation and Variable Interest Entities – The accompanying condensed consolidated financial statements of the Company include the accounts of all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity (“VIE”) where the Company is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity.  A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company consolidates a VIE when it is the primary beneficiary of such VIE. As primary beneficiary, it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CLOs.  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

When the fair value of an investment security is less than its amortized cost as of the balance sheet date, the security is considered impaired. The Company assesses its impaired securities on at least a quarterly basis, and designates such impairments as either “temporary” or “other-than-temporary.” If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying condensed consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

The Company’s investment securities available for sale also include its investment in a wholly owned account referred to as our Agency IO portfolio. These investments primarily include interest only and inverse interest only securities sometimes referred to as IO’s that represent the right to the interest component of the cash flow from a pool of mortgage loans that are guaranteed or issued by a GSE or government agency.  The Company has elected the fair value option for these investment securities, which also measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.  The Agency IO portfolio also includes derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the accompanying condensed consolidated statements of operations.

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts are comprised of multi-family CMBS consisting of first loss tranche PO securities, a first loss floating rate security and certain IOs issued from four Freddie Mac-sponsored multi-family K-Series securitizations.   The Company’s multi-family CMBS investments are held in RB Commercial Trust 2012-RS1 (the “2012-RS1 Trust”) and New York Mortgage Securitization Trust 2012-1 (the “NYMST 2012-1 Trust”) pursuant to a re-securitization transaction and a collateralized recourse financing transaction completed during the year ended December 31, 2012 (see Notes 7 and 12).

The Company's investment securities available for sale held in securitization trusts, where the fair value option has not been elected are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying condensed consolidated statements of operations. Purchase premiums or discounts are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method.

Residential Mortgage Loans Held in Securitization Trusts – Residential mortgage loans held in securitization trusts are comprised of certain ARM loans transferred to New York Mortgage Trust 2005-1, New York Mortgage Trust 2005-2 and New York Mortgage Trust 2005-3 that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.  Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Distressed residential Mortgage Loans Held in Securitization Trust – Distressed residential mortgage loans held in securitization trust are comprised of a pool of performing and re-performing, fixed and adjustable rate, residential mortgage loans (the “distressed residential mortgage loans”) acquired in the fourth quarter of 2012 and transferred to NYMT Residential 2012-RP1, LLC (“NYMT Residential 2012-RP1”) as part of a securitization transaction. The Company accounted for this securitization trust as a financing which is consolidated into the Company’s financial statements. Distressed residential mortgage loans held in securitization trust are carried at their unpaid principal balances, net of unamortized discount, and allowance for loan losses. Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Allowance for Loan Losses – We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts and our distressed residential mortgage loans held in securitization trust.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in four Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”).  Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying condensed consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

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

Cash and Cash Equivalents – Cash and cash equivalents include amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Receivables and Other Assets – Receivables and other assets as of March 31, 2013 and December 31, 2012 include restricted cash held by third parties of $43.5 million and $46.5 million, respectively.  Included in restricted cash is $24.2 million and $25.8 million held in our Agency IO portfolio to be used for trading purposes and $17.4 million and $19.8 million held by counterparties as collateral for hedging instruments as of March 31, 2013 and December 31, 2012, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $19.8 million and $18.3 million as of March 31, 2013 and December 31, 2012, respectively.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its agency securities purchases using repurchase agreements.  Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest.  The Company accounts for these repurchase agreements as financings under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing.  Under ASC 860, for these transactions to be treated as financings, they must be separate transactions and not linked.  If the Company finances the purchase of its agency securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a "Linked Transaction," unless certain criteria are met.  None of the Company’s repurchase agreements are accounted for as linked transactions.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company has completed four residential mortgage loan securitizations since inception, the first three were accounted for as a permanent financing and the fourth was accounted for as a sale and accordingly, is not included in the Company’s accompanying condensed consolidated financial statements.

 Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the Consolidated K-Series including their debt, referred to as Multi-Family CDOs, in our accompanying condensed consolidated financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

Securitized Debt – In May 2012, the 2012-RS1 Trust, a wholly-owned subsidiary of the Company, completed a re-securitization of multi-family CMBS. As part of the re-securitization transaction, the 2012-RS1 Trust issued the notes, which are secured by the multi-family CMBS contributed to the 2012-RS1 Trust.

In November 2012, the Company’s wholly-owned subsidiary, RB Commercial Mortgage LLC (“RBCM”) entered into a master repurchase agreement with a three-year term for the purpose of financing certain multi-family CMBS.  As part of the master repurchase agreement, NYMST 2012-1 Trust issued notes, which are secured by the multi-family CMBS transferred to NYMST 2012-1 Trust.

The multi-family CMBS contributed to the 2012-RS1 Trust and NYMST 2012-1 Trust are comprised collectively of the Company’s interests in the first loss tranche PO securities, first loss floating rate security and certain IOs issued by seven Freddie Mac-sponsored multi-family K-Series securitizations.

In December 2012, NYMT Residential LLC, a wholly-owned subsidiary of the Company, completed a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans.  As part of the securitization transaction, NYMT Residential 2012-RP1 issued a note, which is secured by the distressed residential mortgage loans transferred to NYMT Residential 2012-RP1.  The distressed residential mortgage loans serving as collateral for the note are performing and re-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties.

The Company has consolidated the 2012-RS1 Trust, NYMST 2012-1 Trust and NYMT Residential 2012-RP1 on its accompanying condensed consolidated financial statements (see Note 7).  Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $2.4 million and $2.6 million as of March 31, 2013 and December 31, 2012, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method.

Subordinated Debentures – Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities are classified as subordinated debentures in the liability section of the Company’s accompanying condensed consolidated balance sheets.

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

  The Company invests in To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.”  Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with these TBAs are recognized through earnings as other income (expense) in the accompanying condensed consolidated statements of operations.

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

For instruments that are not designated or qualify as a cash flow hedge, such as our use of U.S. Treasury securities or financial futures and options on financial futures contracts, any realized and unrealized gains and losses associated with these instruments are recognized through earnings as other income (expense) in the accompanying condensed consolidated statement of operations.

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

Interest income on our credit sensitive securities, such as our CLOs and certain of our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on the Company’s assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986 (as amended, or the “Internal Revenue Code”). The Company made no contributions to the Plan for the three months ended March 31, 2013 and 2012.

Stock Based Compensation – Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the stock at the grant date.

Income Taxes – The Company operates in such a manner as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain activities of the Company are conducted through TRSs and therefore are subject to federal and various state and local income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless it is more likely than not that they will be sustained. ASC 740 was applied to all open taxable years as of the effective date. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based on factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense.

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

Summary of Recent Accounting Pronouncements

Balance Sheet (ASC 210)

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASC 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210 or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. The adoption of ASU 2013-01 had an effect on our disclosures but did not have an effect on our accompanying condensed consolidated financial condition or results of operations.

Comprehensive Income (ASC 220)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires registrants to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income.  ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The impact of these amendments are reflected beginning with this Quarterly Report on Form 10-Q for the period ending March 31, 2013.  As the new standard does not change the current requirements for reporting net income or other comprehensive income in the accompanying condensed consolidated financial statements, our condensed consolidated financial position and results of operations were not impacted.

 3.                Investment Securities Available For Sale

Investment securities available for sale consist of the following as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

March 31, 2013:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$74,185	$287	$(92)	$74,380
Fannie Mae	156,529	685	(87)	157,127
Ginnie Mae	22,279	—	(128)	22,151
Total Agency ARMs	252,993	972	(307)	253,658

Agency Fixed Rate
Freddie Mac	49,071	4	(259)	48,816
Fannie Mae	572,477	157	(4,863)	567,771
Total Agency Fixed Rate	621,548	161	(5,122)	616,587

Agency IOs (1)
Freddie Mac	41,565	249	(3,048)	38,766
Fannie Mae	58,837	1,068	(4,324)	55,581
Ginnie Mae	35,493	715	(2,272)	33,936
Total Agency IOs	135,895	2,032	(9,644)	128,283

Total Agency RMBS	1,010,436	3,165	(15,073)	998,528
Non-Agency RMBS	3,126	111	(522)	2,715
CLOs	14,534	18,140	—	32,674
Total	$1,028,096	$21,416	$(15,595)	$1,033,917

December 31, 2012:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$80,106	$341	$(83)	$80,364
Fannie Mae	169,020	659	(118)	169,561
Ginnie Mae	24,127	—	(129)	23,998
Total Agency ARMs	273,253	1,000	(330)	273,923

Agency Fixed Rate
Freddie Mac	49,899	24	(162)	49,761
Fannie Mae	578,300	1,166	(1,283)	578,183
Total Agency Fixed Rate	628,199	1,190	(1,445)	627,944

Agency IOs (1)
Freddie Mac	38,025	92	(3,217)	34,900
Fannie Mae	40,858	656	(5,266)	36,248
Ginnie Mae	30,530	738	(3,044)	28,224
Total Agency IOs	109,413	1,486	(11,527)	99,372

Total Agency RMBS	1,010,865	3,676	(13,302)	1,001,239
Non-Agency RMBS	3,291	—	(604)	2,687
CLOs	13,495	17,290	—	30,785
Total	$1,027,651	$20,966	$(13,906)	$1,034,711

(1) Included in investment securities available for sale are Agency IOs. Agency IOs are measured at fair value through earnings.

Investment securities available for sale held in securitization trust consist of the following as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

March 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$69,817	$6,608	$(18)	$76,407
Total	$69,817	$6,608	$(18)	$76,407

December 31, 2012:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$68,426	$3,006	$(273)	$71,159
Total	$68,426	$3,006	$(273)	$71,159

During the three months ended March 31, 2013, the Company received total proceeds of approximately $1.3 million, realizing approximately $0.1 million of net losses from the sale of investment securities available for sale. During the three months ended March 31, 2012, the Company received total proceeds of approximately $1.2 million, realizing approximately $1.1 million of net losses from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2013 and December 31, 2012, based on management’s estimates, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.39 and 4.83 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

March 31, 2013	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$114,074	$12,202	$872,252	$998,528
Non-Agency RMBS	2,397	318	—	2,715
CLOs	32,674	—	—	32,674
Total	$149,145	$12,520	$872,252	$1,033,917

December 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$91,633	$15,559	$894,047	$1,001,239
Non-Agency RMBS	2,687	—	—	2,687
CLOs	30,785	—	—	30,785
Total	$125,105	$15,559	$894,047	$1,034,711

The following tables set forth the stated reset periods of our investment securities available for sale held in securitization trusts as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

March 31, 2013	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$23,729	$—	$52,678	$76,407
Total	$23,729	$—	$52,678	$76,407

December 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$22,215	$—	$48,944	$71,159
Total	$22,215	$—	$48,944	$71,159

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

March 31, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$568,792	$(5,390)	$4,605	$(38)	$573,397	$(5,428)
Non-Agency RMBS	—	—	1,140	(522)	1,140	(522)
Total	$568,792	$(5,390)	$5,745	$(560)	$574,537	$(5,950)

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$513,731	$(1,749)	$6,158	$(26)	$519,889	$(1,775)
Non-Agency RMBS	—	—	2,687	(604)	2,687	(604)
Total	$513,731	$(1,749)	$8,845	$(630)	$522,576	$(2,379)

The following tables present the Company's investment securities available for sale held in securitization trusts in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

March 31, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$815	$(18)	$—	$—	$815	$(18)
Total	$815	$(18)	$—	$—	$815	$(18)

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$16,357	$(273)	$—	$—	$16,357	$(273)
Total	$16,357	$(273)	$—	$—	$16,357	$(273)

For the three months ended March 31, 2013 and 2012, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

4.                 Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans principal amount	$182,757	$189,009
Deferred origination costs – net	1,161	1,198
Reserve for loan losses	(3,205)	(2,978)
Total	$180,713	$187,229

Allowance for Loan losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the three months ended March 31, 2013 and 2012, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$2,978	$3,331
Provisions for loan losses	280	210
Transfer to real estate owned	(53)	(435)
Charge-offs	—	(127)
Balance at the end of period	$3,205	$2,979

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of March 31, 2013 was $3.2 million, representing 175 basis points of the outstanding principal balance of residential loans held in securitization trusts as of March 31, 2013, as compared to 158 basis points as of December 31, 2012. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively (dollar amounts in thousands):

	March 31, 2013	December 31, 2012
Balance at beginning of period	$732	$454
Write downs	(3)	(124)
Transfer from mortgage loans held in securitization trusts	18	1,569
Disposal	(96)	(1,167)
Balance at the end of period	$651	$732

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed balance sheets and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of March 31, 2013, we had 33 delinquent loans with an aggregate principal amount outstanding of approximately $18.3 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.3 million in delinquent loans, $13.6 million, or 74%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of March 31, 2013 (dollar amounts in thousands):

March 31, 2013

Days Late			Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30	-	60	1	$246	0.13%
61	-	90	2	$506	0.28%
90	+		30	$17,593	9.56%
Real estate owned through foreclosure			4	$1,222	0.66%

As of December 31, 2012, we had 35 delinquent loans with an aggregate principal amount outstanding of approximately $19.5 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $19.5 million in delinquent loans, $15.2 million, or 78%, were under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of December 31, 2012 (dollar amounts in thousands):

December 31, 2012

Days Late			Number of Delinquent Loans	Total Dollar Amount	% of Loan Portfolio
30	-	60	3	$751	0.39%
61	-	90	—	$—	—%
90	+		32	$18,762	9.85%
Real estate owned through foreclosure			4	$1,421	0.75%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
New York	36.4%	37.8%
Massachusetts	25.4%	25.2%
New Jersey	9.8%	9.5%
Florida	5.3%	5.1%
Connecticut	5.1%	5.0%

5.                 Distressed Residential Mortgage Loans Held in Securitization Trust (Net)

Distressed residential mortgage loans held in securitization trust (net) consist of the following as of March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	March 31, 2013	December 31, 2012
Unpaid principal balance	$90,731	$91,831
Unamortized discount	(30,833)	(31,372)
Reserve for loan losses	—	—
Total	$59,898	$60,459

Distressed Residential Mortgage Loan Characteristics

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our distressed residential mortgage loans held in securitization trust as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31, 2013	December 31, 2012
California	24.4%	24.1%
Texas	7.1%	7.0%
Florida	6.6%	6.5%
Maryland	5.6%	5.5%

The Company’s distressed residential mortgage loans held in securitization trust are pledged as collateral for the Securitized Debt issued by the Company (see Note 12).

6.                 Multi-Family Loans Held in Securitization Trusts

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statement of operations. We first consolidated one of the Freddie-Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series for the quarter ended March 31, 2012, while two other K-series securitizations included in the Consolidated K-Series were first consolidated in our financial statements during the quarter ended June 30, 2012. The fourth and final K-Series securitization included in the Consolidated K-Series was consolidated during the quarter ended December 31, 2012.  Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $133.1 million and $123.3 million at March 31, 2013 and December 31, 2012, respectively.

The condensed balance sheets of the Consolidated K-Series at March 31, 2013 and December 31, 2012, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	March 31, 2013	December 31, 2012
Assets
Multi-family loans held in securitization trusts	$5,376,150	$5,442,906
Receivables	19,810	18,342
Total Assets	$5,395,960	$5,461,248

Liabilities and Equity
Multi-family CDOs	$5,243,071	$5,319,573
Accrued expenses	19,488	18,022
Total Liabilities	5,262,559	5,337,595
Equity	133,401	123,653
Total Liabilities and Equity	$5,395,960	$5,461,248

The condensed statements of operations of the Consolidated K-Series for the three months ended March 31, 2013 and 2012, respectively, are as follows (dollar amounts in thousands):

Statements of Operations	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Interest income	$45,318	$12,200
Interest expense	41,659	11,574
Net interest income	3,659	626
Unrealized gain on multi-family loans and debt held in securitization trusts	7,051	2,023
Net Income	$10,710	$2,649

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and Multi-family loans held in securitization trusts as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31, 2013	December 31, 2012
Texas	14.0%	14.0%
California	13.6%	13.6%
Florida	7.4%	7.4%
New York	6.8%	6.8%
Georgia	5.4%	5.4%
Washington	5.0%	5.0%

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

The Company has evaluated its CMBS investments in eight Freddie-Mac sponsored K-Series securitizations to determine whether they are VIEs.  In addition, the Company also evaluated its financings transactions, such as its Residential CDOs completed in 2005, its multi-family CMBS re-securitization transaction completed in May 2012, its collateralized recourse financing transaction completed in November 2012 and its distressed residential mortgage loan securitization transaction completed in December 2012 (collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs.

The Company then completed an analysis of whether the Financing VIEs should be consolidated by the Company, based on consideration of its involvement in each of the Financing VIEs, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the Financing VIEs.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

The Company has determined that it has a variable interest in the Consolidated K-Series for which it is the primary beneficiary and has a controlling financial interest and, accordingly, has consolidated their assets, liabilities, income and expenses in the accompanying condensed consolidated financial statements (see Notes 2 and 6).

Also, based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the Financing VIEs met the criteria for consolidation and, accordingly, consolidated the Financing VIEs created to facilitate these transactions.

The following table presents a summary of the assets and liabilities of these Financing VIEs.  Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of March 31, 2013:

	Financing				Non-financing
	Multi-family CMBS re-securitization	Collateralized Recourse Financing	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi-family CMBS	Total

Investment securities available for sale, at fair value held in securitization trusts	$24,227	$52,180	$-	$-	$-	$76,407
Residential mortgage loans held in securitization trusts (net)	-	-	-	180,713	-	180,713
Distressed residential mortgage loans held in securitization trust (net)	-	-	59,898	-	-	59,898
Multi-family loans held in securitization trusts, at fair value	1,319,091	2,575,849	-	-	1,481,210	5,376,150
Receivables and other assets	5,338	11,548	3,823	1,305	4,698	26,712
Total assets	$1,348,656	$2,639,577	$63,721	$182,018	$1,485,908	$5,719,880

Residential collateralized debt obligations	$-	$-	$-	$174,619	$-	$174,619
Multi-family collateralized debt obligations, at fair value	1,287,731	2,507,858	-	-	1,447,482	5,243,071
Securitized debt	26,971	52,000	38,700	-	-	117,671
Accrued expenses and other liabilities	4,675	10,435	257	20	4,581	19,968
Total liabilities	$1,319,377	$2,570,293	$38,957	$174,639	$1,452,063	$5,555,329

Assets and Liabilities of Consolidated VIEs as of December 31, 2012:

	Financing				Non-financing
	Multi-family CMBS re-securitization	Collateralized Recourse Financing	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi-family CMBS	Total

Investment securities available for sale, at fair value held in securitization trusts	$22,611	$48,548	$-	$-	$-	$71,159
Residential mortgage loans held in securitization trusts (net)	-	-	-	187,229	-	187,229
Distressed residential mortgage loans held in securitization trust (net)	-	-	60,459	-	-	60,459
Multi-family loans held in securitization trusts, at fair value	1,335,862	2,610,276	-	-	1,496,768	5,442,906
Receivables and other assets	5,372	11,797	3,187	1,425	3,035	24,816
Total assets	$1,363,845	$2,670,621	$63,646	$188,654	$1,499,803	$5,786,569

Residential collateralized debt obligations	$-	$-	$-	$180,979	$-	$180,979
Multi-family collateralized debt obligations, at fair value	1,306,760	2,547,015	-	-	1,465,798	5,319,573
Securitized debt	26,891	52,000	38,700	-	-	117,591
Accrued expenses and other liabilities	4,706	10,609	259	15	2,918	18,507
Total liabilities	$1,338,357	$2,609,624	$38,959	$180,994	$1,468,716	$5,636,650

Multi-Family CMBS Re-securitization Transaction

In May 2012, the Company completed a re-securitization of multi-family CMBS through the 2012-RS1 Trust.  This re-securitization transaction resulted in the Company consolidating as a VIE the SPE that was created to facilitate the transaction and to which the underlying assets in connection with the re-securitization were transferred.   As part of the re-securitization transaction, the 2012-RS1 Trust, issued a Class A Senior Note (the "Class A Note") in the initial aggregate principal face of $35 million.  The holders of the Class A Note have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the 2012-RS1 Trust upon the breach of certain representations and warranties in relation to the CMBS contributed to the 2012-RS1 Trust.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to the 2012-RS1 Trust  (see Note 12).

The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio.  As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying multi-family CMBS transferred to the 2012-RS1 Trust.

The 2012-RS1 Trust classified the multi-family CMBS issued by the two K-Series securitizations and held by the 2012-RS1 Trust as available for sale securities as the purpose is not to trade these securities.  The 2012-RS1 Trust consolidated one of the K-Series securitizations, including its assets, liabilities, interest income and expense, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitization (see Note 6).

Collateralized Recourse Financing Transaction

In November 2012, the Company, through a wholly-owned subsidiary, entered into a master repurchase agreement with a three-year term for the purpose of financing certain multi-family CMBS owned by the Company.  Pursuant to the terms of the master repurchase agreement (the “CMBS Master Repurchase Agreement”) by and between, a wholly-owned subsidiary of the Company, NYMST 2012-1 Trust , a special purpose entity, and U.S. Bank National Association, as indenture trustee, the Company transferred multi-family CMBS to NYMST 2012-1 Trust in exchange for gross cash proceeds of approximately $52 million before deducting expenses associated with the transaction.  In connection with the transaction, the Company agreed to guarantee the due and punctual payment of the subsidiary’s obligations under the CMBS Master Repurchase Agreement  (see Note 12).

The multi-family CMBS serving as collateral under the CMBS Master Repurchase Agreement are comprised of securities issued from four separate Freddie Mac-sponsored multifamily K-Series securitizations.  The NYMST 2012-1 Trust classified the multi-family CMBS issued by the two K-Series securitizations and held by the NYMST 2012-1 Trust as available for sale securities as the purpose is not to trade these securities.  NYMST 2012-1 Trust consolidated two of the K-Series securitizations, including its assets, liabilities, interest income and expense, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6).

Distressed Residential Mortgage Loan Securitization Transaction

In December 2012, the Company, through a wholly-owned subsidiary, entered into a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans owned by the Company.  Pursuant to terms of the securitization agreements, the Company transferred the distressed residential mortgage loans to NYMT Residential LLC, a wholly-owned subsidiary of the Company, which in turn transferred the distressed residential mortgage loans to NYMT Residential 2012-RP1, a special purpose entity in exchange for gross cash proceeds of approximately $38.7 million before deducting expenses associated with the transaction (see Note 12).

This securitization transaction resulted in the Company consolidating as a VIE the SPE that was created to facilitate the transaction and to which the underlying assets in connection with the securitization were transferred.

Residential Mortgage Loan Securitization Transaction

The Company has completed four residential mortgage loan securitizations since inception, the first three were accounted for as permanent financings and have been included in the Company’s accompanying condensed consolidated financial statements.

Non-financed Multi-family CMBS

One of the Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not subject to any financing as of March 31, 2013 and December 31, 2012.

Unconsolidated VIEs

The Company has evaluated its CMBS investments in four Freddie-Mac sponsored K-Series securitizations to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it has no controlling financial interest and is not the primary beneficiary of these VIEs.

8.                 Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or short TBAs and U.S. Treasury securities, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our accompanying condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
TBA securities (1)	Derivative assets	$237,514	$244,789
U.S. Treasury futures	Derivative assets	—	676
Swaptions	Derivative assets	645	597
Options on U.S. Treasury futures	Derivative assets	179	59
Interest rate swap futures	Derivative assets	—	8
Eurodollar futures	Derivative liabilities	2,370	3,798
U.S. Treasury futures	Derivative liabilities	829	—
Interest rate swap futures	Derivative liabilities	32	—

(1)
Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying condensed consolidated financial statements on a net basis.  TBA sales amounting to $10.3 million and $245.6 million have been netted against TBA purchases and are included in payable for securities purchased in the accompanying condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2013 and 2012, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2013
Derivatives Not Designated as Hedging Instruments	December 31, 2012	Additions	Settlement, Expiration or Exercise	March 31, 2013
TBA securities	$234,000	$485,000	$(489,000)	$230,000
U.S. Treasury futures	(172,100)	256,700	(265,200)	(180,600)
Interest rate swap futures	(13,000)	48,100	(69,200)	(34,100)
Short sales of Eurodollar futures	(2,852,000)	1,000,000	(1,408,000)	(3,260,000)
Options on U.S. Treasury futures	70,000	135,000	(140,000)	65,000
Swaptions	100,000	—	—	100,000

	Notional Amount For the Three Months Ended March 31, 2012
Derivatives Not Designated as Hedging Instruments	December 31, 2011	Additions	Settlement, Expiration or Exercise	March 31, 2012
TBA securities	$202,000	$295,000	$(260,000)	$237,000
U.S. Treasury futures	(92,800)	242,200	(297,500)	(148,100)
Short sales of Eurodollar futures	(2,422,000)	277,000	(327,000)	(2,472,000)
Options on U.S. Treasury futures	199,500	327,000	(391,500)	135,000

The TBAs in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the three months ended March 31, 2013, we recorded net realized losses of $1.7 million, and net unrealized losses of $0.2 million. For the three months ended March 31, 2012, we recorded net realized gains of $3.3 million and unrealized losses of $2.3 million. As of March 31, 2013, our accompanying condensed consolidated balance sheet includes TBA-related liabilities of $237.9 million included in payable for securities purchased.

The Eurodollar futures in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2013, we recorded net realized losses of $1.4 million, and net unrealized gains of $1.4 million in our Eurodollar futures contracts.  For the three months ended March 31, 2012, we recorded net realized losses of $41,000 and net unrealized losses of $1.1 million in our Eurodollar futures contracts. The Eurodollar futures consist of 3,260 contracts with expiration dates ranging between June 2013 and March 2015.

The U.S. Treasury futures and options in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2013, we recorded net realized gains of $0.1 million, and net unrealized losses of $1.4 million. For the three months ended March 31, 2012, we recorded net realized losses of $1.1 million, and net unrealized gains of $1.3 million.

Swaptions are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2013, we recorded unrealized gains of $0.2 million.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s accompanying condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest Rate Swaps	Derivative liabilities	$1,060	$1,744

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in an asset position amounting to $0.2 million and $0.1 million have been netted against contracts in a liability position in the accompanying  condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Derivatives Designated as Hedging Instruments	2013	2012
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(1,744)	$(304)
Unrealized gain on interest rate swaps	684	111
Balance at end of the period	$(1,060)	$(193)

The Company estimates that over the next 12 months, approximately $1.5 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three months ended March 31, 2013 and 2012, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Interest Rate Swaps:
Interest expense-investment securities	$436	$128

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

The Company documents its objectives and strategies, as they relate to its hedging activities, and upon entering into hedging transactions, documents the relationship between the hedging instrument and the hedged liability contemporaneously. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is “highly effective” when using the matched term basis.

The Company discontinues hedge accounting on a prospective basis and recognizes changes in the fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate. The Company’s derivative instruments are carried on the Company’s balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative. For the Company’s derivative instruments that are designated as “cash flow hedges,” changes in their fair value are recorded in accumulated other comprehensive income (loss), provided that the hedges are effective. A change in fair value for any ineffective amount of the Company’s derivative instruments would be recognized in earnings. The Company has not recognized any change in the value of its existing derivative instruments designated as cash flow hedges through earnings as a result of ineffectiveness of any of its hedges.

The following table presents information about the Company’s interest rate swaps as of March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

			March 31, 2013		December 31, 2012
Maturity (1)			Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days			$—	—%	$8,380	2.93%
Over 30 days	to	3 months	—	—	—	—
Over 3 months	to	6 months	—	—	—	—
Over 6 months	to	12 months	—	—	—	—
Over 12 months	to	24 months	—	—	—	—
Over 24 months	to	36 months	135,000	0.45	135,000	0.45
Over 36 months	to	48 months	—	—	—	—
Over 48 months	to	60 months	215,000	0.83	215,000	0.83
Total			$350,000	0.69%	$358,380	0.74%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of March 31, 2013 and December 31, 2012. The Company had $17.4 million and $19.8 million of restricted cash related to margin posted for its agreements as of March 31, 2013 and December 31, 2012, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.                 Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At March 31, 2013, the Company had repurchase agreements with an outstanding balance of $878.8 million and a weighted average interest rate of 0.48%. As of December 31, 2012, the Company had repurchase agreements with an outstanding balance of $889.1 million and a weighted average interest rate of 0.54%. At March 31, 2013 and December 31, 2012, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $945.3 million and $954.7 million, respectively. As of March 31, 2013, the average days to maturity for all repurchase agreements are 24 days.  The Company’s accrued interest payable on outstanding repurchase agreements at March 31, 2013 and December 31, 2012 amounts to $0.2 million and $0.2 million, respectively, and is included in accrued expenses and other liabilities on the Company’s accompanying condensed consolidated balance sheets.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	March 31, 2013	December 31, 2012
Barclays Capital Inc.	$98,265	$114,276
Cantor Fitzgerald Securities	24,657	27,835
Credit Suisse First Boston LLC	94,232	98,915
Deutsche Bank Securities Inc.	95,280	97,767
Jefferies & Company, Inc.	51,851	55,537
JPMorgan Chase Bank, N.A.	133,258	121,155
Mizuho Securities USA Inc.	69,613	72,527
Morgan Stanley & Co. LLC	77,489	81,263
RBC Capital Markets Corporation	32,435	46,155
South Street Securities LLC	105,163	32,718
Wells Fargo Bank, N.A.	96,581	140,986
Total Financing Arrangements, Portfolio Investments	$878,824	$889,134

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

Contractual Maturity	March 31, 2013	December 31, 2012
Overnight	$—	$—
Within 30 days	755,303	765,593
Over 30 days to 90 days	123,521	123,541
Over 90 days	—	—
Demand	—	—
Total	$878,824	$889,134

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	March 31, 2013
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$221,519	$235,645	$235,139
Agency Fixed Rate	559,536	589,245	593,942
Agency IOs	89,434	106,286	113,481
CLOs	8,335	14,124	7,327
Balance at end of the period	$878,824	$945,300	$949,889

	December 31, 2012
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$240,440	$253,841	$253,281
Agency Fixed Rate	566,037	597,620	597,769
Agency IOs	74,707	90,250	100,076
CLOs	7,950	12,945	6,877
Balance at end of the period	$889,134	$954,656	$958,003

As of March 31, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.8% that implies an average haircut of 7.2%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25%, and 35%, respectively, for a total weighted average “haircut” of 7.2%. The amount at risk for each of the counterparties is as follows:  Barclays Capital Inc.: $7.2 million; Cantor Fitzgerald Securities: $6.8 million; Credit Suisse First Boston LLC: $4.2 million;  Deutsche Bank Securities Inc.: $5.2 million; Jefferies & Company, Inc.: $2.8 million; JPMorgan Chase Bank, N.A.: $19.3 million; Mizuho Securities USA Inc: $3.6 million; Morgan Stanley & Co. LLC: $5.1 million; RBC Capital Markets Corporation: $1.9 million; South Street Securities LLC: $5.1 million; and Wells Fargo N.A.: $5.3 million.

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

As of March 31, 2013, the Company had $15.9 million in cash and $88.6 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $70.1 million of RMBS, of which $67.4 million are Agency RMBS. The $15.9 million of cash, the $70.1 million in RMBS, and $24.2 million held in overnight deposits in our Agency IO portfolio (included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements) which collectively represents 12.5% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.              Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2013 and December 31, 2012, the Company had Residential CDOs outstanding of $174.6 million and $181.0 million, respectively. At each of March 31, 2013 and December 31, 2012, the current weighted average interest rate on these CDOs was 0.59%. The Residential CDOs are collateralized by ARM loans with a principal balance of $182.8 million and $189.0 million at March 31, 2013 and December 31, 2012, respectively.

 11.             Multi-Family Collateralized Debt Obligations

The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series and are recorded as liabilities on the Company’s balance sheets, are secured by multi-family mortgage loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2013 and December 31, 2012, respectively, the current weighted average interest rate on these CDOs was 4.58% and 4.59%. The Multi-Family CDOs are collateralized by multi-family mortgage loans with a carrying value of $5.4 billion at March 31, 2013 and December 31, 2012, respectively. The Company had a net investment in the Consolidated K-Series of $133.1 million and $123.3 million as of March 31, 2013 and December 31, 2012, respectively.

12.              Securitized Debt

Securitized debt consists of notes issued by the 2012-RS1 Trust, NYMST 2012-1 Trust and NYMT Residential 2012-RP1 that have been consolidated by the Company.

Provided in the table below is information regarding the Company’s securitized debt as of March 31, 2013 and December 31, 2012, respectively (dollar amount in thousands):

	March 31, 2013		December 31, 2012
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
2012-RS1 Trust	$35,000	$26,971	$35,000	$26,891
NYMST 2012-1 Trust	52,000	52,000	52,000	52,000
NYMT Residential 2012-RP1	38,700	38,700	38,700	38,700
Total	$125,700	$117,671	$125,700	$117,591

In May 2012, the 2012-RS1 Trust, a subsidiary of the Company, completed a re-securitization of multi-family CMBS. As part of the re-securitization transaction, the 2012-RS1 Trust issued notes, which are secured by the multi-family CMBS contributed to the 2012-RS1 Trust. The multi-CMBS contributed to the 2012-RS1 Trust are comprised of the Company’s interest in the first loss tranche PO securities and certain IOs issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. The 2012-RS1 Trust issued the Class A Note with a coupon of 5.35% in the initial aggregate principal face amount of $35.0 million. The Class A Note was issued at a discount that provides for a bond equivalent yield of 9.50% to the purchaser. The Class A Note holder will be entitled to receive all distributions of principal and interest from the multi-family CMBS pledged to secure the Class A Note until the Class A Note is fully retired, which is expected to occur by January 2022. The Company will then receive all remaining cash flow, if any, through its Class B Note and its retained ownership in the 2012-RS1 Trust. The transaction effectively represents a long term structured financing of the multi-family CMBS contributed to the 2012-RS1 Trust by the Company. The Class A Note is not callable due to collateral valuation or performance.

In November 2012, the Company’s subsidiary RBCM entered into a CMBS Master Repurchase Agreement with a three-year term for the purpose of financing certain multi-family CMBS collateralized by multi-family mortgage loans.  As part of the CMBS Master Repurchase Agreement, NYMST 2012-1 Trust issued notes pursuant to an indenture, which are secured by multi-family CMBS transferred to NYMST 2012-1 Trust.  The multi-family CMBS contributed to the NYMST 2012-1 Trust are comprised of the Company’s interest in the first loss tranche PO securities, first loss floating rate securities and certain IOs issued by four separate Freddie Mac-sponsored multi-family K-Series securitizations.  The NYMST 2012-1 Trust notes bear interest that is payable monthly at a per annum rate equal to one-month LIBOR plus 6.50%. The notes and the financing under the CMBS Master Repurchase Agreement are scheduled to mature in November 2015, at which time NYMST 2012-1 Trust will transfer the multi-family CMBS serving as collateral back to the RBCM in exchange for the repayment of the outstanding financing under the CMBS Master Repurchase Agreement at maturity and NYMST 2012-1 Trust will repay the notes. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of the RBCM’s obligations under the CMBS Master Repurchase Agreement.

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

In December 2012, NYMT Residential LLC, a wholly-owned subsidiary of the Company, completed a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans.  As part of the securitization transaction, the NYMT Residential 2012-RP1 issued a note, which is secured by the distressed residential mortgage loans transferred to NYMT Residential 2012-RP1 by the Company.  The distressed residential mortgage loans serving as collateral for the note are comprised of performing and re-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties.

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

13.              Subordinated Debentures

The outstanding subordinated debentures as of March 31, 2013 and December 31, 2012 were in the amount of $45 million.

In March 2005 the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (4.03% as of March 31, 2013 and 4.06% as of December 31, 2012). The securities mature in March 2035 and may be called at par by the Company any time after March 2010. The preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s accompanying condensed consolidated balance sheets.

In September 2005 the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities had a fixed interest rate equal to 8.35% up to and including July 2010, at which point the interest rate was converted to a floating rate equal to three-month LIBOR plus 3.95% until maturity (4.25% as of March 31, 2013 and 4.26% as of December 31, 2012).  The securities mature in October  2035 and may be called at par by the Company any time after October 2010. The preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s accompanying condensed consolidated balance sheets.

As of May 10, 2013, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

14.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three months ended March 31, 2013.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2013, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

b.
Investment Securities Available for Sale Held in Securitization Trust (CMBS)– As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.3% to 18.7%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

c.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 2.5% to 5.5%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

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

f.
Multi-Family CDOs – The fair value of Multi-Family CDOs is based on contractual cash payments and yields expected by market participants. We also obtain quoted market prices provided by dealers who make markets in similar securities.

The Company does not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. We have elected the fair value option for both multi-family loans held in securitization trusts and the related multi-family CDOs. The net fair value of our investment in the Consolidated K-Series which represents the difference between the carrying values of multi-family loans held in securitization trusts less carrying value of multi-family CDOs approximates the fair value of our underlying security.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively, on the Company’s accompanying condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$998,528	$—	$998,528
Non-Agency RMBS	—	2,715	—	2,715
CLOs	—	32,674	—	32,674
Investment securities available for sale held in securitization trust:
CMBS	—	—	76,407	76,407
Multi-family loans held in securitization trusts	—	—	5,376,150	5,376,150
Derivative assets:
TBA securities	—	237,514	—	237,514
Options on U.S. Treasury futures	—	179	—	179
Swaptions	—	645	—	645
Total	$—	$1,272,255	$5,452,557	$6,724,812

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$5,243,071	$5,243,071
Derivative liabilities:
Interest rate swaps	—	1,060	—	1,060
U.S. Treasury futures	829	—	—	829
Interest rate swap futures	32	—	—	32
Eurodollar futures	2,370	—	—	2,370
Total	$3,231	$1,060	$5,243,071	$5,247,362

	Measured at Fair Value on a Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$1,001,239	$—	$1,001,239
Non-Agency RMBS	—	2,687	—	2,687
CLOs	—	30,785	—	30,785
Investment securities available for sale held in securitization trust:
CMBS	—	—	71,159	71,159
Multi-family loans held in securitization trusts	—	—	5,442,906	5,442,906
Derivative assets:
TBA securities	—	244,789	—	244,789
Options on U.S. Treasury futures	—	59	—	59
U.S. Treasury Futures	676	—	—	676
Interest rate swap futures	8	—	—	8
Swaptions	—	597	—	597
Total	$684	$1,280,156	$5,514,065	$6,794,905

Liabilities carried at fair value:
Derivative liabilities:
Multi-family collateralized debt obligations	$—	$—	$5,319,573	$5,319,573
Interest rate swaps	—	1,744	—	1,744
Eurodollar futures	3,798	—	—	3,798
Total	$3,798	$1,744	$5,319,573	$5,325,115

The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2013 and 2012, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$5,514,065	$41,185
Total gains (realized/unrealized)
Included in earnings (1)	(52,342)	19,240
Included in other comprehensive income	3,857	896
Paydowns	(13,023)	(3,240)
Transfers (2)	—	1,118,043
Balance at the end of period	$5,452,557	$1,176,124

(1)	Amounts included in interest expense and unrealized gain.
(2)
Based on a number of factors, we determined that we were the primary beneficiary of the one K-Series as of January 4, 2012 and have consolidated its assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements.

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2013 and 2012, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$5,319,573	$—
Total gains (realized/unrealized)
Included in earnings (1)	(63,483)	16,200
Included in other comprehensive income	—	—
Paydowns	(13,019)	(3,240)
Transfers (2)	—	1,117,891
Balance at the end of period	$5,243,071	$1,130,851

(1)	Amounts included in interest expense and unrealized gain.
(2)
Based on a number of factors, we determined that we were the primary beneficiary of the one K-Series as of January 4, 2012 and have consolidated its assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements.

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

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, respectively, on the accompanying condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2013
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$3,768	$3,768
Mortgage loans held for sale (net)	—	—	2,505	2,505
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	5,982	5,982
Real estate owned held in residential securitization trusts	—	—	651	651

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Mortgage loans held for investment	$—	$—	$1,775	$1,775
Mortgage loans held for sale (net)	—	—	2,837	2,837
Residential mortgage loans held in securitization trusts – impaired loans (net)	—	—	5,059	5,059
Real estate owned held in residential securitization trusts	—	—	732	732

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2013 and 2012, respectively, on the Company’s accompanying condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2013	2012

Residential mortgage loans held in securitization trusts – impaired loans (net)	$280	$210
Real estate owned held in residential securitization trusts	3	20

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

		March 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$15,888	$15,888	$31,777	$31,777
Investment securities available for sale	Level 2	1,033,917	1,033,917	1,034,711	1,034,711
Investment securities available for sale, at fair value held in securitization trust	Level 3	76,407	76,407	71,159	71,159
Residential mortgage loans held in securitization trusts (net)	Level 3	180,713	162,364	187,229	165,919
Distressed residential mortgage loans held in securitization trust (net)	Level 3	59,898	73,900	60,459	60,459
Multi-family loans held in securitization trusts	Level 3	5,376,150	5,376,150	5,442,906	5,442,906
Derivative assets	Level 1 or 2	238,338	238,338	246,129	246,129
Mortgage loans held for sale (net)	Level 3	2,505	2,505	2,837	2,837
Mortgage loans held for investment	Level 3	3,768	3,768	1,775	1,775

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$878,824	$878,824	$889,134	$889,134
Residential collateralized debt obligations	Level 3	174,619	160,349	180,979	160,506
Multi-family collateralized debt obligations	Level 3	5,243,071	5,243,071	5,319,573	5,319,573
Securitized debt	Level 3	117,671	123,748	117,591	118,402
Derivative liabilities	Level 1 or 2	4,291	4,291	5,542	5,542
Payable for securities purchased	Level 1	241,584	241,584	245,931	245,931
Subordinated debentures	Level 3	45,000	36,282	45,000	34,108

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis and non-recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments in the preceding table:

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

16.              Capital Stock and Earnings per Share

The Company had 400,000,000 authorized shares of common stock, par value $0.01 per share, with 49,966,230 and 49,575,331 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 0 shares issued and outstanding. The Company issued 390,899 and 237,221 shares of common stock during the three months ended March 31, 2013 and 2012, respectively. Of the common stock authorized at March 31, 2013 and December 31, 2012, 1,019,029 shares and 1,094,414 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2012 and ended March 31, 2013:
Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	$0.27
Fourth Quarter 2012	December 14, 2012	December 24, 2012	January 25, 2013	0.27
Third Quarter 2012	September 18, 2012	September 28, 2012	October 25, 2012	0.27
Second Quarter 2012	June 15, 2012	June 25, 2012	July 25, 2012	0.27
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	0.25

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through JMP. We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of March 31, 2013, we have issued 315,514 shares under the equity distribution agreement resulting in total net proceeds to us of $2.3 million, after deducting the placement fees.  Also, as of March 31, 2013, we had 164,500 share subscriptions that settled on April 1, 2013, resulting in total net proceeds to us of $1.2 million after deducting the placement fees.

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the three months ended March 31, 2013 and 2012.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):
	For the Three Months Ended March 31,
	2013	2012
Numerator:
Net income – Basic	$15,383	$5,839
Net income – Dilutive	$15,383	$5,839
Denominator:
Weighted average basic shares outstanding	49,611	13,998
Weighted average dilutive shares outstanding	49,611	13,998
EPS:
Basic EPS	$0.31	$0.42
Dilutive EPS	$0.31	$0.42

17.              Income Taxes

At March 31, 2013, one of the Company’s wholly owned TRS had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a NOL carryforward to offset its taxable income after any required dividend distributions become limited to a certain amount per year. The Company has recorded a full valuation allowance against its deferred tax assets at March 31, 2013 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2009. The Company has assessed its tax positions for all open years, which includes 2009 to 2012 and concluded that there are no material uncertainties to be recognized.

During the period ended March 31, 2013, the Company’s TRSs recorded approximately $0.1 million of income tax expense.  The Company did not record any income tax expense for the period ended March 31, 2012.  The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

18.              Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan.  At March 31, 2013, there are 94,874 shares of unvested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

During the three months ended March 31, 2013 and 2012, the Company recognized non-cash compensation expense of approximately $35,000 and $12,000, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the three months ended March 31, 2013 and 2012, respectively, are presented below:

	2013		2012
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	31,580	$6.58	14,084	$7.10
Granted	75,385	7.13	22,191	6.36
Vested	(12,091)	6.65	(4,695)	7.10
Non-vested shares as of March 31	94,874	$7.01	31,580	$6.58
WWeighted-average fair value of restricted stock granted during the period	75,385	$7.13	22,191	$6.36

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2013 and 2012, the Company had unrecognized compensation expense of $0.6 million and $0.2 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at March 31, 2013 is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted shares vested during the three months ended March 31, 2013 and 2012 was approximately $86,000 and $33,000, respectively. The requisite service period for restricted shares at issuance is three years.

19.             Related Party Transactions

Management Agreements

On April 5, 2011, the Company entered into a management agreement with RiverBanc LLC (“RiverBanc”), pursuant to which RiverBanc provides investment management services to the Company. On March 13, 2013, the Company entered into an amended and restated management agreement with RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaces the prior management agreement between RiverBanc and the Company, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and has a term that will expire on December 31, 2014, subject to automatic annual one-year renewals thereof.

Under the terms of RiverBanc’s operating agreement, we may acquire up to 17.5% of the limited liability company interests of RiverBanc, upon satisfying certain funding thresholds. As of March 31, 2013 and December 31, 2012, the Company owned a 15% membership interest in RiverBanc.

For the three months ended March 31, 2013 and 2012, the Company expensed $0.7 million and $0.1 million in fees to Riverbanc, respectively.  As of March 31, 2013 and December 31, 2012, the Company had fees payable to Riverbanc of $0.4 million and $0.1 million, respectively, included in accrued expenses, related parties.

20.              Subsequent Events

On April 29, 2013, we entered into an underwriting agreement whereby the underwriters agreed to purchase 13,600,000 shares of our common stock (excluding the 2,040,000 shares that are issuable pursuant to an option to purchase additional shares) from us at a price of $6.96 per share. On May 3, 2013, we closed on the issuance of 13,600,000 shares of common stock to the underwriters, resulting in total net proceeds of approximately $94.5 million, after deducting estimated offering expenses payable by us.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in this report and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to a pool of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CLO” refers to collateralized loan obligations; and “CDO” refers to collaterized debt obligations.

General

We are a real estate investment trust, or REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes certain credit sensitive assets and investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

We have endeavored to build in recent years a diversified investment portfolio that includes elements of interest rate and credit risk. We believe a portfolio diversified among interest rate and credit risks is best suited to delivering stable cash flows over various economic cycles. Under our investment strategy, our targeted assets currently include Agency ARMs, Agency fixed-rate RMBS, Agency IOs, multi-family CMBS, direct lending to owners of multi-family properties through mezzanine and preferred equity investments, and residential mortgage loans, including loans sourced from distressed markets. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related assets and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.  In addition, we will continue to seek new areas of opportunity in the residential space, including mortgage servicing rights which may complement our Agency IO strategy.

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

Key First Quarter 2013 Developments

On March 13, 2013, we entered into an amended and restated management agreement with RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaces the prior management agreement between RiverBanc and RB Commercial Mortgage LLC, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and has a term that will expire on December 31, 2014, subject to automatic annual one-year renewals thereof.

First Quarter 2013 Common Stock Dividend

On March 18, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.27 per share on shares of our common stock for the quarter ended March 31, 2013. The dividend was paid on April 25, 2013 to our common stockholders of record as of March 28, 2013.

Subsequent Events

Public Offering of Common Stock

On April 29, 2013, we entered into an underwriting agreement whereby the underwriters agreed to purchase 13,600,000 shares of our common stock (excluding the 2,040,000 shares that are issuable pursuant to an option to purchase additional shares) from us at a price of $6.96 per share.  On May 3, 2013, we closed on the issuance of 13,600,000 shares of common stock to the underwriters, resulting in total net proceeds of approximately $94.5 million, after deducting estimated offering expenses payable by us.

Multi-Family CMBS Transaction

In May 2013, we will purchase the first loss PO security and certain IO securities issued by a Freddie Mac-sponsored multi-family K-Series securitization for an aggregate purchase price of approximately $41 million.  We expect to deploy a portion of the net proceeds from the public offering of common stock discussed above to finance this investment.

Current Market Conditions and Commentary

General. During the first quarter of 2013, the U.S. economy continued the trend of modest growth and labor market improvements from 2012, with real gross domestic product (“GDP”) estimated to have expanded by 2.5% in the first quarter of 2013. The U.S. Department of Labor estimates that the unemployment rate declined to 7.5% as of the end of April  2013, which is little unchanged from March 2013 but down from 7.8% at the end of 2012. However, while the employment picture has improved recently, many economists expect the “sequestration” of Federal Government spending to serve as a substantial drag on the U.S. economy during 2013, as spending cuts are phased in during the balance of 2013.

The Federal Reserve’s May 1, 2013 official statement was relatively unchanged from its statement in March 2013. The Federal Reserve indicated that it will continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month while maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. The Federal Reserve did, however, indicate in this statement that it is prepared to increase or reduce the pace of its purchases to maintain appropriate policy accommodation as the outlook for the labor market or inflation changes. In addition, the Federal Reserve re-affirmed its intent to keep the target range for the federal funds rate between 0% and 0.25% until either the unemployment rate drops below 6.5% or the projected inflation rate over the next one to two years increases above 2.5% and longer-term inflation outlook changes.

This environment coupled with the Federal Reserve’s policy actions have fostered continued strong demand for Agency RMBS backed by ARMs and fixed-rate mortgages while also helping to keep the costs of financing and hedging at or near historical lows. The stronger demand for Agency RMBS has increased pricing for Agency RMBS, and as a result, has caused yields on these assets to decline.

Finally, continued difficulties in European financial markets and a contracting European economy are expected to continue to serve as a drag on the U.S. and global economies in 2013. The European Commission announced in April 2013 that it expects European Union GDP to decline by 0.4% in 2013, which is down from a 0.3% decline estimated in February 2013.  We anticipate that economic news emanating from Europe will continue to show signs of difficult conditions in the region, and as a result, may continue to create volatility and uncertainty in global financial and credit markets.

Single-Family Homes and Residential Mortgage Market. The residential real estate and mortgage market have shown signs of further improvement in the first quarter of 2013. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2013 showed that, on average, home prices increased by 9.3% for the 20-City Composite as compared to February 2012. In addition, according to data provided by the U.S. Department of Commerce, private-owned housing starts were at a seasonally adjusted annual rate of 1.03 million, which is more than 40% higher than the March 2012 rate. Starts on multi-family homes, such as apartment buildings, have been a particular area of strength, increasing to an annual rate of 417,000 in March 2013.

Multi-family Housing.  Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market.  According to data provided by the U.S. Department of Commerce, starts on multi-family homes, such as apartment buildings jumped to an annual rate of 417,000 in March 2013, the most since January 2006. We believe this is due, in part, to a significant decline in new construction during the recent economic downturn and increased demand from former homeowners, which has driven stronger rental income growth across the country. In turn, these factors have led to recent valuation recovery for multi-family properties and negligible delinquencies on new multi-family loans originated by Freddie Mac and Fannie Mae.

Recent Government Actions. In recent years, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have taken numerous actions to stabilize or improve market and economic conditions in the U.S. or to assist homeowners and may in the future take additional significant actions that may impact our portfolio and our business. However, markets continue to remain uncertain over the U.S. Government’s ability and will to address the country’s budget deficits and other fiscal issues. A description of recent government actions that we believe are most relevant to our operations and business is included under this same caption in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). In addition to the actions described in our 2012 Annual Report, President Obama  has nominated a replacement for the current director or the Federal Housing Finance Agency (“FHFA”). Changes to the leadership of FHFA could likely impact the FHFA’s views with respect to principal reductions and refinancings, among other things, which could have a negative impact on the market for Agency securities.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. While the exact scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve, it is probable that they each will continue to shrink in size. New regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of RMBS and otherwise materially harm our business and operations. See “―Recent Government Actions” above.

Credit Spreads. Credit spreads in the residential and commercial markets have generally tightened further during first quarter of 2013, continuing a trend exhibited during a significant part of 2012. Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IOs are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Financing markets and liquidity. The availability of repurchase agreement financing for our Agency RMBS portfolio remains stable with interest rates between 0.36% and 0.94% for 30 day repurchase agreements for Agency ARMs and Agency fixed-rate RMBS. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.20% at March 28, 2013, marking a decrease of approximately 1 basis point from December 31, 2012. Longer term interest rates were also decreased as of March 29, 2013 as compared to the 2012 year end, with the 10-year U.S. Treasury Rate decreasing by approximately 3 basis points to 1.9%.  We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves. However, given the global economic headwinds and expected modest economic growth, we believe that interest rates, and thus our short-term financing costs, are likely to remain at very low levels until such time as the economic data begin to confirm an acceleration of overall economic recovery.  These lower interest rates may contribute to higher prepayment experience for our portfolio while the conditions persist.

While the financing markets for Agency RMBS remain favorable, financing and liquidity for commercial real estate securities and other credit sensitive assets have shown signs of improvement, as evidenced by the three longer-term structured financings we completed in 2012.

Prepayment rates. As a result of various government initiatives, particularly HARP II, and relatively low intermediate and longer-term treasury yields, rates on conforming mortgages during the first quarter 2013 have largely remained near the historical lows established in 2012. This has resulted in a continued trend of elevated prepayment rates similar to the experience in 2012, as indicated in the table set forth under the caption “―Results of Operations―Prepayment Experience.”

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Note 2 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein.

Fair value. The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. Such inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company’s IOs, POs, multi-family loans held in securitization trusts and multi-family CDOs are considered to be the most significant of its fair value estimates.

The Company’s valuation methodologies are described in “Note 15 – Fair Value of Financial Instruments” included in Item 1 of this Quarterly Report on Form 10-Q.

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of March 31, 2013, we owned 100% of the first loss securities of the “Consolidated K-Series”. The Consolidated K-Series collectively represents four separate Freddie-Mac sponsored multi-family loan K-Series securitizations of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, interest income and expense in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur.  The Company elected the fair value option for its Agency IO strategy and the Consolidated K-Series (as defined in Note 2 to our unaudited condensed consolidated financial statements included in this report).

 Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 1 of this Quarterly Report on Form 10-Q.

Investment Allocation

The following tables set forth our allocated equity by investment type at March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

At March 31, 2013:
	Agency RMBS(1)	Agency IOs	Multi-Family CMBS(2)	Distressed Residential Loans	Residential Securitized Loans	Other(3)	Total

Carrying value	$870,245	$128,283	$209,486	$59,898	$180,713	$44,277	$1,492,902
Liabilities:
Callable(4)	(781,055)	(89,434)	-	-	-	(8,335)	(878,824)
Non-callable	-	-	(78,971)	(38,700)	(174,619)	(45,000)	(337,290)
Hedges (Net)(5)	3,313	6,579	-	1,583	-	-	11,475
Cash	-	24,151	-	-	-	15,888	40,039
Other	4,406	1,945	1,893	1,983	1,285	(11,366)	146
Net equity allocated	$96,909	$71,524	$132,408	$24,764	$7,379	$(4,536)	$328,448

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)	The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of March 31, 2013 follows:

Multi-Family loans held in securitization trusts, at fair value	$5,376,150
Multi-Family CDOs, at fair value	(5,243,071)
Net carrying value	133,079
Investment securities available for sale, at fair value held in securitization trusts	76,407
Total CMBS, at fair value	209,486
Securitized debt	(78,971)
Other	1,893
Net Equity in Multi-Family CMBS	$132,408

(3)
Other includes CLOs having a carrying value of $32.7 million, as well as loans held for investment and non-Agency RMBS. Other callable liabilities include an $8.3 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

(4)	Consists of borrowings under repurchase agreements.
(5)	Includes derivative assets, receivable for securities sold, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

At December 31, 2012:
	Agency RMBS(1)	Agency IOs	Multi-Family CMBS(2)	Distressed Residential Loans	Residential Securitized Loans	Other(3)	Total

Carrying value	$901,867	$99,372	$194,492	$60,459	$187,229	$41,800	$1,485,219
Liabilities:
Callable(4)	(806,477)	(74,707)	-	-	-	(7,950)	(889,134)
Non-callable	-	-	(78,891)	(38,700)	(180,979)	(45,000)	(343,570)
Hedges (Net)(5)	3,716	10,782	-	575	-	-	15,073
Cash	-	25,797	-	-	-	31,777	57,574
Other	3,126	1,575	1,971	2,353	1,410	(13,591)	(3,156)
Net equity allocated	$102,232	$62,819	$117,572	$24,687	$7,660	$7,036	$322,006

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2012 follows:

Multi-Family loans held in securitization trusts, at fair value	$5,442,906
Multi-Family CDOs, at fair value	(5,319,573)
Net carrying value	123,333
Investment securities available for sale, at fair value held in securitization trusts	71,159
Total CMBS, at fair value	194,492
Securitized debt	(78,891)
Other	1,971
Net Equity in Multi-Family CMBS	$117,572

(3)
Other includes CLOs having a carrying value of $30.8 million, non-Agency RMBS and loans held for investment. Other callable liabilities include an $8.0 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.  Certain prior period amounts have been reclassified to conform to current period presentation.

(4)	Consists of borrowings under repurchase agreements.
(5)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

For the three months ended March 31, 2013, we reported net income attributable to common stockholders of $15.4 million, as compared to net income attributable to common stockholders of $5.8 million for the three months ended March 31, 2012. The main components of the change in net income for the three months ended March 31, 2013 as compared to the same period for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012	$ Change
Net interest income	$13,071	$6,244	$6,827
Total other income	$6,378	$2,364	$4,014
Total general, administrative and other expenses	$3,935	$2,718	$1,217
Income from operations before income taxes	$15,514	$5,890	$9,624
Income tax expense	$131	$—	$131
Net income	$15,383	$5,890	$9,493
Net income attributable to common stockholders	$15,383	$5,839	$9,544
Basic income per common share	$0.31	$0.42	$(0.11)
Diluted income per common share	$0.31	$0.42	$(0.11)

In general, the increase in all categories is largely attributable to the growth in the Company’s stockholders’ equity from $93.0 million as of March 31, 2012 to $328.4 million as of March 31, 2013, and the corresponding growth in its balance sheet.

The increase in net interest income was primarily due to an increase of $1.1 billion in average interest earning assets at March 31, 2013 as compared to the first quarter of 2012.  The increase in average interest earning assets was due to the deployment of net proceeds totaling $231.6 million from the four public equity offerings we completed in 2012 and increased borrowings under repurchase agreements that we used to acquire additional Agency RMBS.  The Company’s portfolio net interest margin was 348 basis points for the quarter ended March 31, 2013 as compared to net interest margin of 333 basis points for the quarter ended December 31, 2012 and 658 basis points for the quarter ended March 31, 2012.   The increase in net interest margin in the first quarter of 2013 from the previous quarter was attributable to our investments in credit assets.  The decrease in net interest margin from the period ended March 31, 2012 was largely attributable to a decreased emphasis in our IO strategy as a percentage of invested equity, an increased position in our levered Agency RMBS strategy and increased investments in other levered investments.

The increase in other income includes a $5.0 million increase in net unrealized gains on multi-family loans and debt held in securitization trusts, an increase in unrealized gain on investment securities and related hedges of $3.3 million, partially offset by an increase in realized loss on investment securities and related hedges of $4.2 million that is primarily related to our Agency IO portfolio.

The increase in unrealized gains from our investment in multi-family loans and debt held in securitization trusts was due to improved credit spreads as well as a significant increase in our investment in this asset class as compared to the previous period.  Credit spreads on these assets benefited from improved credit market conditions and greater demand by investors, resulting in increased valuations for our investments.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended March 31,
General, Administrative and Other Expenses:	2013	2012	$ Change
Salaries, benefits and directors’ compensation	$597	$508	$89
Professional fees	680	612	68
Management fees	1,555	1,035	520
Other	1,103	563	540
Total	$3,935	$2,718	$1,217

The general, administrative and other expenses increase of $1.2 million for the three months ended March 31, 2013, respectively, as compared to the same period in 2012, was due primarily to an increase of $0.5 million in other expenses, an increase of $0.5 million in management fees, an increase of $0.1 million in salaries, benefits and directors’ compensation, and an increase of $0.1 million in professional fees.  The increase in management fees for the three months ended March 31, 2013 is driven in large part by the increase in assets managed by our external managers.  The increase in other categories is largely a result of the growth of our equity capital and balance sheet.

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

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions) (1)	Weighted Average Cash Yield on Interest Earning Assets (3)	Cost of Funds (4)	Net Interest Spread (5)
March 31, 2013 (2)	$1,446.1	4.86%	1.38%	3.48%
December 31, 2012 (2)	$1,350.2	4.46%	1.13%	3.33%
September 30, 2012 (2)	$698.5	5.99%	1.29%	4.70%
June 30, 2012 (2)	$409.4	7.28%	1.33%	5.95%
March 31, 2012 (2)	$396.4	7.59%	1.01%	6.58%
December 31, 2011	$372.9	7.17%	0.97%	6.20%
September 30, 2011	$369.8	8.04%	0.89%	7.15%
June 30, 2011	$341.7	7.59%	0.94%	6.65%

(1)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Interest Earning Assets and our Cost of Funds.

Prepayment Experience

The following table sets forth the constant prepayment rates for selected asset classes, by quarter:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
March 31, 2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%
June 30, 2012	24.8%	N/A	19.4%	15.2%	7.4%	16.6%
March 31, 2012	18.1%	N/A	19.6%	13.3%	8.1%	16.6%

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

 Portfolio Asset Yields for the Quarter Ended March 31, 2013

The following table summarizes the Company’s significant assets at and for the quarter ended March 31, 2013, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
Agency ARMs	$253,658	2.95%	1.29%	20.8%
Agency Fixed Rate RMBS	$616,587	2.94%	2.21%	3.8%
Agency IOs	$128,283	5.80%	10.31%	21.6%
CMBS (2)	$209,486	0.11%	12.46%	N/A
Distressed Residential Loans	$59,898	5.49%	9.58%	N/A
Residential Securitized Loans	$180,713	2.99%	2.89%	10.2%
CLOs	$32,674	4.18%	39.77%	N/A

(1)	Coupons, yields and CPRs are based on first quarter 2013 weighted average balances. Yields are calculated on amortized cost basis.
(2)
CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

Financial Condition

As of March 31, 2013, we had approximately $7.1 billion of total assets, as compared to approximately $7.2 billion of total assets as of December 31, 2012.   A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. See "Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale.  At March 31, 2013, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At March 31, 2013, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the balances of our investment securities available for sale as of March 31, 2013 and December 31, 2012, respectively:

Balances of Our Investment Securities Available for Sale (dollar amounts in thousands):

March 31, 2013	Par Value	Carrying Value	% of Total
Agency RMBS:
ARMs	$240,572	$253,658	24.5%
Fixed Rate	585,046	616,587	59.6%
IOs	774,852	128,283	12.4%
Non-Agency RMBS	3,663	2,715	0.3%
CLOs	35,550	32,674	3.2%
Total	$1,639,683	$1,033,917	100.0%

December 31, 2012	Par Value	Carrying Value	% of Total
Agency RMBS:
ARMs	$259,851	$273,923	26.5%
Fixed Rate	591,254	627,944	60.7%
IOs	645,937	99,372	9.6%
Non-Agency RMBS	3,868	2,687	0.2%
CLOs	35,550	30,785	3.0%
Total	$1,536,460	$1,034,711	100.0%

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans that collateralize our CLOs grouped by range of outstanding balance and industry greater than 5% of outstanding balance as of March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

			As of March 31, 2013					As of December 31, 2012
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal	Number of Loans	Maturity Date			Total Principal

$0	-	$500	25	8/2015	-	8/2019	$9,467	32	8/2015	-	8/2019	$12,508
$500	-	$2,000	131	12/2013	-	3/2020	168,965	131	12/2013	-	12/2019	163,939
$2,000	-	$5,000	73	4/2013	-	2/2020	211,286	74	4/2013	-	12/2019	210,991
$5,000	-	$10,000	5	3/2014	-	5/2018	31,178	5	2/2013	-	5/2018	31,248
Total			234				$420,896	242				$418,686

March 31, 2013

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	23	$49,587	11.8%
Diversified/Conglomerate Service	21	36,824	8.8%
Retail Store	19	35,541	8.5%
Chemicals, Plastics and Rubber	15	27,187	6.5%
Beverage, Food & Tobacco	11	21,577	5.1%
Personal & Non-Durable Consumer Products	10	21,320	5.1%
Hotels, Motels, Inns and Gaming	7	20,958	5.0%
Electronics	13	20,897	5.0%

 December 31, 2012

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	23	$50,192	12.0%
Retail Store	19	35,746	8.5%
Diversified/Conglomerate Service	20	33,761	8.1%
Chemicals, Plastics and Rubber	17	32,058	7.7%
Electronics	15	25,544	6.1%
Beverage, Food & Tobacco	11	20,983	5.0%

Investment Securities Available for Sale Held in Securitization Trusts.  At March 31, 2013, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS contributed to both RB Commercial Trust 2012-RS1 (the “2012-RS1 Trust”) and New York Mortgage Securitization Trust 2012-1 (the “NYMST 2012-1 Trust”), both subsidiaries of the Company. The following table sets forth the balances of our investment securities available for sale held in securitization trusts as of March 31, 2013 and December 31, 2012:

Balances of Our Investment Securities Available for Sale Held in Securitization Trusts (dollar amounts in thousands):

March 31, 2013	Par Value	Carrying Value	% of Total
CMBS:
POs	$137,425	$41,605	54.4%
Floating Rate	50,388	23,729	31.1%
IOs	1,822,645	11,073	14.5%
Total	$2,010,458	$76,407	100.0%

December 31, 2012	Par Value	Carrying Value	% of Total
CMBS:
POs	$137,425	$37,448	52.6%
Floating rate	50,388	22,215	31.2%
IOs	1,825,203	11,496	16.2%
Total	$2,013,016	$71,159	100.0%

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized. We have completed four securitizations of loans originated in part by us; three were completed in 2005 and were classified as financings and one, New York Mortgage Trust 2006-1, qualified as a sale, which resulted in the recording of residual assets and mortgage servicing rights.

At March 31, 2013, residential mortgage loans held in securitization trusts totaled approximately $180.7 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with ARM mortgage loans and real estate owned held in residential securitization trusts was $7.4 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.4% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	Number of Loans	Par Value	Weighted Average Coupon	Carrying Value
March 31, 2013	463	$182,757	3.00%	$180,713
December 31, 2012	474	$189,009	3.08%	$187,229

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of March 31, 2013 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$436	$2,950	$48
Current Coupon Rate	3.00%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	265	273	232
Average Months to Reset	3	11	1
Original Average FICO Score	728	818	593
Original Average LTV	70.43%	95.00%	13.94%

	% of Outstanding Loan Balance	Weighted Average Gross Margin (%)
Index Type/Gross Margin:
One Month LIBOR	3.2%	1.69%
Six Month LIBOR	72.7%	2.41%
One Year LIBOR	16.1%	2.26%
One Year Constant Maturity Treasury	8.0%	2.65%
Total	100.0%	2.39%

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

The following tables detail activity for the residential mortgage loans held in securitization trusts (net) for the three months ended March 31, 2013 and 2012, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$189,009	$1,198	$(2,978)	$187,229
Principal repayments	(6,181)	—	—	(6,181)
Provision for loan loss	—	—	(280)	(280)
Transfer to real estate owned	(71)	—	53	(18)
Charge-Offs	—	—	—	—
Amortization for premium	—	(37)	—	(37)
Balance, March 31, 2013	$182,757	$1,161	$(3,205)	$180,713

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2012	$208,934	$1,317	$(3,331)	$206,920
Principal repayments	(5,115)	—	—	(5,115)
Provision for loan loss	—	—	(210)	(210)
Transfer to real estate owned	(1,316)	—	435	(881)
Charge-Offs	—	—	127	127
Amortization for premium	—	(32)	—	(32)
Balance, March 31, 2012	$202,503	$1,285	$(2,979)	$200,809

The following table details loan summary information for our residential mortgage loans held in securitization trusts at March 31, 2013 (dollar amounts in thousands):

Description			Interest Rate %			Final Maturity		Periodic Payment		Original Amount	Current Amount	Principal Amount of Loans Subject to Delinquent Principal
Property Type	Balance	Loan Count	Max	Min	Avg	Min	Max	Term (months)	Prior Liens	of Principal	of Principal	or Interest
Single	<= $100	13	3.38	2.38	3.05	12/01/34	11/01/35	360	NA	$1,494	$964	$48
FAMILY	<= $250	68	4.88	2.38	3.14	09/01/32	12/01/35	360	NA	15,181	12,441	848
	<= $500	79	3.88	2.38	3.04	07/01/33	12/01/35	360	NA	30,841	27,730	4,399
	<=$1,000	31	3.63	1.50	2.96	08/01/33	12/01/35	360	NA	25,208	23,257	756
	>$1,000	17	3.38	2.75	3.01	01/01/35	11/01/35	360	NA	29,675	29,716	9,048
	Summary	208	4.88	1.50	3.06	09/01/32	12/01/35	360	NA	$102,399	$94,108	$15,099
2-4	<= $100	2	4.00	3.38	3.69	02/01/35	07/01/35	360	NA	$212	$156	$75
FAMILY	<= $250	6	3.75	2.75	3.19	12/01/34	07/01/35	360	NA	1,283	1,066	-
	<= $500	15	7.25	2.13	3.19	09/01/34	01/01/36	360	NA	5,554	4,988	254
	<=$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	>$1,000	-	-	-	-	01/01/00	01/01/00	360	NA	-	-	-
	Summary	23	7.25	2.13	3.23	09/01/34	01/01/36	360	NA	$7,049	$6,210	$329
Condo	<= $100	15	3.63	2.75	3.02	12/01/34	12/01/35	360	NA	$1,876	$1,013	$-
	<= $250	70	3.88	1.50	3.10	02/01/34	01/01/36	360	NA	14,471	12,206	826
	<= $500	51	3.88	2.38	3.03	09/01/32	12/01/35	360	NA	18,676	16,462	294
	<=$1,000	13	4.00	1.63	2.90	08/01/33	09/01/35	360	NA	10,329	9,451	742
	> $1,000	8	3.25	2.75	2.91	03/01/35	09/01/35	360	NA	12,544	12,534	-
	Summary	157	4.00	1.50	3.04	09/01/32	01/01/36	360	NA	$57,896	$51,666	$1,862
CO-OP	<= $100	4	3.00	2.38	2.78	10/01/34	08/01/35	360	NA	$443	$277	$-
	<= $250	15	3.63	2.50	3.01	10/01/34	12/01/35	360	NA	3,199	2,663	212
	<= $500	15	3.25	1.38	3.01	08/01/34	12/01/35	360	NA	7,002	5,665	-
	<=$1,000	7	3.00	2.75	2.88	12/01/34	07/01/35	360	NA	5,747	5,521	-
	> $1,000	4	3.00	2.25	2.72	11/01/34	12/01/35	360	NA	5,659	5,094	-
	Summary	45	3.63	1.38	2.88	08/01/34	12/01/35	360	NA	$22,050	$19,220	$212
PUD	<= $100	-	-	-	-	01/01/00	01/01/00	360	NA	$-	$-	$-
	<= $250	17	3.38	2.38	3.01	08/01/32	12/01/35	360	NA	3,785	3,404	-
	<= $500	8	3.38	2.75	3.02	06/01/33	12/01/35	360	NA	2,978	2,742	-
	<=$1,000	2	3.50	3.00	3.25	09/01/34	07/01/35	360	NA	1,662	1,446	843
	> $1,000	3	3.00	2.88	2.94	04/01/34	12/01/35	360	NA	4,148	3,961	-
	Summary	30	3.50	2.38	3.02	08/01/32	12/01/35	360	NA	$12,573	$11,553	$843
Summary	<= $100	34	4.00	2.38	3.04	10/01/34	12/01/35	360	NA	$4,025	$2,410	$123
	<= $250	176	4.88	1.50	3.10	08/01/32	01/01/36	360	NA	37,919	31,780	1,886
	<= $500	168	7.25	1.38	3.04	09/01/32	01/01/36	360	NA	65,051	57,587	4,947
	<=$1,000	53	4.00	1.50	2.94	08/01/33	12/01/35	360	NA	42,946	39,675	2,341
	> $1,000	32	3.38	2.25	2.94	04/01/34	12/01/35	360	NA	52,026	51,305	9,048
	Grand Total/ Weighted Average	463	7.25	1.38	3.00	08/01/32	01/01/36	360	NA	$201,967	$182,757	$18,345

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

At March 31, 2013 and December 31, 2012, distressed residential mortgage loans held in securitization trust totaled approximately $59.9 million and $60.5 million, respectively.  The Company’s net investment in the securitization trust, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trust, was $24.8 million at March 31, 2013.

The following table displays the loan product type and accompanying loan characteristics of our distressed residential mortgage loans held in securitization trust recorded on our consolidated balance sheets at March 31, 2013 (amounts in thousands, except number of loans):

	Loan Balance	Number of Loans	Interest Rate			Maturity Date			Total Unpaid Principal
ARM Loans:	$0 to 250,000	69	2.00	to	11.99%	1/2014	–	1/2057	$9,712
	251,000 to 500,000	29	1.99	to	8.50%	9/2034	–	3/2047	9,852
	Over 500,000	8	2.88	to	6.88%	5/2035	–	12/2037	5,566
ARM Total		106							25,130

Fixed Loans:	$0 to 250,000	341	1.25	to	12.75%	2/2012	–	8/2057	39,998
	251,000 to 500,000	51	1.50	to	9.25%	10/2020	–	2/2051	17,949
	Over 500,000	11	1.50	to	6.75%	8/2037	–	7/2057	7,654
Fixed Total		403							65,601

Grand Total		509							$90,731

The following table displays the loan product type and accompanying loan characteristics of our distressed residential mortgage loans held in securitization trust recorded on our consolidated balance sheets at December 31, 2012 (amounts in thousands, except number of loans):

	Loan Balance	Number of Loans	Interest Rate			Maturity Date			Total Unpaid Principal
ARM Loans:	$0 to 250,000	68	2.00	to	11.99%	1/2014	–	1/2057	$9,320
	251,000 to 500,000	30	1.99	to	8.50%	6/2033	–	3/2047	9,886
	Over 500,000	9	2.88	to	6.88%	5/2035	–	6/2037	6,079
ARM Total		107							25,285

Fixed Loans:	$0 to 250,000	341	1.25	to	12.75%	2/2012	–	8/2057	40,041
	251,000 to 500,000	54	1.50	to	9.25%	10/2020	–	2/2051	18,825
	Over 500,000	11	1.50	to	6.75%	8/2037	–	7/2057	7,680
Fixed Total		406							66,546

Grand Total		513							$91,831

Multi-Family Loans Held in Securitization Trusts. As of March 31, 2013 and December 31, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in four Freddie Mac-sponsored multi-family K-Series securitizations, of which we, or one of our SPEs, own the first loss POs and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, interest income and interest expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations. As of March 31, 2013 and December 31, 2012, the Consolidated K-Series was comprised of $5.4 billion and $5.4 billion, respectively in multi-family loans held in securitization trusts and $5.2 billion and $5.3 billion, respectively in multi-family CDOs.  In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the three months ended March 31, 2013 included $45.3 million in interest income and $41.7 million in interest expense, respectively. Also, we recognized a $7.1 million and a $2.0 million unrealized gain in the statement of operations for the three months ended March 31, 2013 and 2012, respectively, as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an the aggregate net carrying value of $133.1 million and $123.3 million as of March 31, 2013 and December 31, 2012, respectively.

Multi-Family CMBS Loan Characteristics

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of March 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands, except as noted):

March 31, 2013	December 31, 2012
Current balance of loans	$9,909,524	$9,932,167
Number of loans	609	609
Weighted average original LTV	69.2%	69.2%
Weighted average underwritten debt service coverage ratio	1.49	x	1.49	x
Current average loan size	$16,272	$16,309
Weighted average original loan term (in months)	108	108
Weighted average current remaining term (in months)	85	89
Weighted average loan rate	4.54%	4.54%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
Texas	14.0%	14.0%
California	13.6%	13.6%
Florida	7.4%	7.4%
New York	6.8%	6.8%
Georgia	5.4%	5.4%
Washington	5.0%	5.0%

Financing Arrangements, Portfolio Investments. As of March 31, 2013, we had approximately $878.8 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less. As of March 31, 2013, the current weighted average borrowing rate on these financing facilities was 0.48%. For the three months ended March 31, 2013, the ending balance, quarterly average and maximum balance at any month-end for our repurchase agreement borrowings were $878.8 million, $879.7 million and $882.6 million, respectively.

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

Multi-Family Collateralized Debt Obligations. As of March 31, 2013 and December 31, 2012, we had $5.2 billion and $5.3 billion, respectively of multi-family collateralized debt obligations, or Multi-Family CDOs.  As of March 31, 2013 and December 31, 2012, respectively, the current weighted average interest rate on these CDOs was 4.58% and 4.59%.  These Multi-Family CDO’s are obligations of the Consolidated K-Series.  We determined that we are the primary beneficiary of the Consolidated K-Series and have consolidated the Consolidated K-Series into our financial statements.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our maximum exposure to loss from the Consolidated K-Series is the aggregate net carrying value of our investment, which amounts to $133.1 million and $123.3 as of March 31, 2013 and December 31, 2012, respectively.

Securitized Debt.  The securitized debt represents the notes issued in (i) our May 2012 multi-family CMBS re-securitization transaction, (ii) our November 2012 multi-family CMBS collateralized recourse financing transaction and (iii) our December 2012 distressed residential mortgage loan securitization transactions. As of March 31, 2013 and December 31, 2012, we had $117.7 million and $117.6 million of securitized debt, respectively.  Refer to Note 12 of our unaudited condensed consolidated financial statements included in this report for more information on Securitized Debt.

Subordinated Debentures. As of March 31, 2013, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.13%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At March 31, 2013, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market liability value of $1.1 million. At December 31, 2012, the Company had $358.4 million of notional amount of interest rate swaps outstanding with a fair market liability value of $1.7 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

Our investment in Agency IOs involves several types of derivative instruments used to hedge the overall risk profile these investments. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with no minimal ability to adjust over the life of the transaction. Because we and Midway are frequently adjusting these derivative instruments in response to current market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments.

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2013 was $328.4 million and included $19.0 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $18.1 million in unrealized gains related to our CLOs, $6.6 million in net unrealized gains related to our CMBS, partially offset by $4.7 million in unrealized losses related to our Agency and Non-Agency RMBS and $1.1 million in unrealized derivative losses related to cash flow hedges. Stockholders’ equity at December 31, 2012 was $322.0 million and included $18.1 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2012 consisted of $17.3 million in unrealized gains related to our CLOs, $2.7 million in net unrealized gains related to our CMBS, partially offset by $1.7 million in unrealized derivative losses related to cash flow hedges and $0.2 million in unrealized losses related to our Agency and Non-Agency RMBS.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the three months ended March 31, 2013 (amounts in thousands, except per share):

	Three Months Ended March 31, 2013
	Amount	Shares	Per Share(1)
Beginning Balance	$322,006	49,575	$6.50
Stock issuance, net (2)	2,496	391
Balance after share issuance activity	324,502	49,966	6.49
Dividends declared	(13,491)		(0.27)
Net change AOCI:(3)
Hedges	684		0.01
RMBS	(4,516)		(0.09)
CMBS	3,857		0.08
CLOs	851		0.02
Net income	15,383		0.31
Ending Balance (2)	$327,270	49,966	$6.55

(1)	Outstanding shares used to calculate book value per share for the quarter ended period is based on outstanding shares as of March 31, 2013 of 49,966,230.
(2)	Amount excludes common stock subscribed of 164,500 shares that settled on April 1, 2013 with net proceeds to the Company of approximately $1.2 million.
(3)	Accumulated other comprehensive income (“AOCI”).

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

During the three months ended March 31, 2013, we used net cash of $15.9 million, as a result of $40.8 million used in financing activities, partially offset by $13.0 million provided by investing activities and $11.9 million of cash provided by operating activities. Our financing activities primarily included $13.4 million in dividends paid, $13.0 million in payments made on multi-family CDOs, payments of financing arrangements of $10.3 million and $6.4 million in payments made on residential CDOs, partially offset by proceeds from stock issuance of $2.3 million. Our investing activities primarily included $33.3 million in principal paydowns on investment securities available for sale, $13.0 million in principal repayments received on multi-family loans held in securitization trusts, $6.3 million in principal repayments received on residential mortgage loans held in securitization trusts, $3.6 million in net receipts on other derivative instruments settled during the period, $1.3 million of proceeds from sales of investment securities and $1.2 million in principal payments received on distressed residential mortgage loans held in securitization trust, partially offset by $46.8 million of purchases of investment securities and $2.0 million in purchases of other assets.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed.  In those cases where we utilize some form of structured financing, be it through CDOs or securitized debt (including financings similar to our CMBS Master Repurchase Agreement), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of their use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests.  At March 31, 2013, we had cash and cash equivalents balances of $15.9 million. The decrease in cash and cash equivalents from $31.8 million at December 31, 2012 reflects the use of additional capital in 2013 to acquire targeted assets and finance our day to day operations.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements (typically 30 days) to finance the more liquid assets in our investment portfolio, such as Agency RMBS and CLOs. As of March 31, 2013, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of March 31, 2013, we had an aggregate amount at risk under our short-term repurchase agreements with eleven counterparties of approximately $66.5 million, with no greater than approximately $19.3 million at risk with any single counterparty.

At March 31, 2013, the Company had short-term repurchase agreement borrowings of $878.8 million as compared to $889.1 million as of December 31, 2012. In addition to our excess cash, the Company has $88.6 million in unencumbered securities, including $70.1 million of RMBS, of which $67.4 million are Agency RMBS.  The $15.9 million of cash, the $70.1 million in RMBS, and $24.2 million held in overnight deposits in our Agency IO portfolio (included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 12.5% of our financing arrangements, portfolio investments as of March 31, 2013, are liquid and could be monetized to pay down or collateralize the liability immediately.

At March 31, 2013, we also had other longer-term debt, including Residential CDOs outstanding of $174.6 million, multi-family CDOs outstanding of $5.2 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $117.7 million (including the $52.0 million of indebtedness issued pursuant to the CMBS Master Repurchase Agreement).  The CDOs are collateralized by the residential and multi-family loans held in securitization trusts, respectively.

The securitized debt represents the notes issued from (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2012 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012 distressed residential mortgage loan securitization transaction, which are described in Note 12 in our unaudited condensed consolidated financial statements.

Currently, the Company targets its callable or short term financings leverage ratios at an 8 to 1 maximum leverage ratio for Agency RMBS (other than Agency IOs) and a 2 to 1 maximum leverage ratio for Agency IOs. At March 31, 2013, the Company had a repurchase agreement outstanding backed by a CLO security with an advance rate of approximately 65% or a leverage ratio of less than 3 to 1. As of March 31, 2013, our overall leverage ratio, including both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our residential CDOs) divided by common stockholders’ equity, was approximately 3.2 to 1.  Our leverage ratio on our short term financings or callable debt was approximately 2.7 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $237.9 million at March 31, 2013, and is included in payable for securities purchased on our consolidated balance sheet.

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

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP.   On January 14, 2012, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP.  On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of May 3, 2013, we have issued 480,014 shares of common stock under the equity distribution agreement.

On April 29, 2013, we entered into an underwriting agreement whereby the underwriters agreed to purchase 13,600,000 shares of our common stock (excluding the 2,040,000 shares that are issuable pursuant to an option to purchase additional shares) from us at a price of $6.96 per share. On May 3, 2013, we closed on the issuance of 13,600,000 shares of common stock to the underwriters, resulting in total net proceeds of approximately $94.5 million, after deducting estimated offering expenses payable by us.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See " - Results of Operations - Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012 - Comparative Expenses" for more information regarding the management fees paid during the three months ended March 31, 2013.  In addition, pursuant to the terms of our former advisory relationship with HCS, we also may pay incentive compensation to HCS with respect to those assets of our company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On March 18, 2013, we declared a 2013 first quarter cash dividend of $0.27 per common share, which is the same amount that was declared for the 2012 fourth quarter. The dividend was paid on April 25, 2013 to common stockholders of record as of March 28, 2013.  The dividend was paid out of our working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends.

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $94.2 million at March 31, 2013 with a net exposure of $4.2 million. We have outstanding repurchase agreement borrowings with Deutsche Bank Securities in the amount of $95.3 million at March 31, 2013 with a net exposure of $5.2 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $98.3 million at March 31, 2013 with a net exposure of $7.2 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245.0 million notional with a net exposure of $1.2 million.  In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

This section should be read in conjunction with “Item 1A. Risk Factors” on page 72.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of March 31, 2013 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$3,442
+100	$5,712
-100	$(8,543)

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

 Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in mortgage loans including distressed residential loans or other assets, such as non-Agency RMBS, CMBS, and CLOs, due to borrower defaults. Our portfolio of residential mortgage loans held in securitization trusts as of March 31, 2013 consisted of approximately $182.8 million of securitized first liens originated in 2005 and earlier. The securitized first liens were principally originated in 2005 by one of our subsidiaries prior to our exit from the mortgage lending business. These are predominately high-quality loans with an average loan-to-value (“LTV”) ratio at origination of approximately 70.4%, and average borrower FICO score of approximately 728. In addition, approximately 63.5% of these loans were originated with full income and asset verification. While we feel that the quality of our origination and underwriting of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans and thereby avoid default.

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

As of March 31, 2013, the Company owns $150.4 million of first loss CMBS comprised of POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 26.5% of current par. The overall return of these securities will be dependent on the performance of the underlying loans and accordingly, management has taken an appropriate credit reserve when determining the amount of discount to accrete into income over time. In addition, we owned approximately $2.7 million of non-Agency RMBS senior securities. The non-Agency RMBS has a weighted average amortized purchase price of approximately 85.3% of current par value. Management believes the purchase price discount coupled with the credit support within the bond structure protects us from principal loss under most stress scenarios for these non-Agency RMBS. As of March 31, 2013, we own approximately $32.7 million of notes issued by a CLO at a discounted purchase price equal to 40.9% of par. The securities are backed by a portfolio of middle market corporate loans.  We also own approximately $6.4 million of mezzanine financing at March 31, 2013, backed by residential and multi-family properties.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2013, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(52,177)	3.27 years
+100	$(21,113)	2.36 years
Base	—	1.27 years
-100	$8,915	0.03 years

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

We have made, and may continue to make, investments in distressed securities.

Our current portfolio includes distressed residential mortgage loans consisting primarily of a pool of distressed residential mortgage loans acquired during the fourth quarter of 2012 that are managed by Headlands.  We have in the past invested in pools of distressed residential mortgage loans that are externally sourced and managed by Headlands. We may continue to make investments in distressed mortgage loans and securities when we believe that that the discount at which we can obtain such loans and securities will provide us with adequate credit protection or an opportunity to modify such loans and securities and achieve an attractive yield. However, distressed mortgage loans and securities sell at a discount because they may constitute riskier investments than those selling at or above par value. A loan may be distressed because a borrower may have defaulted thereupon or because the loan may otherwise contain credit quality that is considered to be poor, while a mortgage-backed security may be distressed because the loans underlying such security have defaulted or have poor credit quality. The likelihood of full recovery of a distressed loan’s principal and contractual interest, or recovery of the face value of distressed mortgage-backed securities, is less than that for loans or securities trading at or above par value. Although we typically expect to receive less than the principal amount or face value of the distressed loans or securities that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans or securities due to the failure of the loans, or the loans underlying the securities, to perform or reperform.  An economic downturn would exacerbate the risks of the recovery either of the full value of the loan or security, or the cost of our investment therein.

We may make investments in jumbo mortgage loans, or in non-Agency RMBS representing interests therein, which makes us particularly vulnerable to a downturn in high-end real estate values.

We may invest in jumbo mortgage loans or in non-Agency RMBS that are backed by jumbo mortgage loans. The Federal Housing Administration, Fannie Mae and Freddie Mac will only purchase or guarantee so-called “conforming” mortgage loans, which may not exceed certain principal amount thresholds. Jumbo mortgage loans have principal balances exceeding the thresholds of the agencies described above, and tend to be less liquid than conforming mortgage loans. Due to macroeconomic conditions, jumbo mortgage loans have, in recent periods, experienced increased rates of delinquency, foreclosure, bankruptcy and loss compared with conforming mortgage loans, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those for conforming mortgage loans. If we choose to invest in jumbo mortgage loans, or in non-Agency RMBS representing interests therein, and the United States or the geographic regions in which these jumbo loans are originated experience an economic downturn, liquidity in the capital markets for such jumbo mortgage loans could be diminished, the value of jumbo mortgage loans generally and the demand therefor may decrease and we could be faced with (i) losses on any jumbo mortgage loans that we own, whether individually or which underlie our non-Agency RMBS, and/or (ii) an inability to dispose of such assets, which in turn may decrease the value of your investment in our securities.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 10, 2013	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Fredric S. Starker
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

10.1
Amended and Restated Management Agreement, by and between RB Commercial Mortgage LLC, New York Mortgage Trust, Inc. and RiverBanc, LLC, dated as of March 13, 2013 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 18, 2013 (File No. 001-32216)).

10.2
New York Mortgage Trust, Inc. 2013 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2013 (File No. 001-32216)).

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*
101.INS 101.SCH 101.CAL 101.DEF XBRL 101.LAB 101.PRE
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

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.