Form 10-Q
period 2013-06-30
NEW YORK MORTGAGE TRUST INC
filed 2013-08-08
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on July 31, 2013 was 63,754,730.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information	2
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012	3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2013 and 2012	4
Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2013	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures about Market Risk	67
Item 4. Controls and Procedures	71
PART II. OTHER INFORMATION
Item 1A. Risk Factors	72
Item 6. Exhibits	72
SIGNATURES	73

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)

Investment securities available for sale, at fair value (including pledged securities of $908,144 and $954,656, respectively)	$972,743	$1,034,711
Investment securities available for sale, at fair value held in securitization trusts	82,628	71,159
Residential mortgage loans held in securitization trusts (net)	177,180	187,229
Distressed residential mortgage loans held in securitization trust (net)	58,213	60,459
Distressed residential mortgage loans	131,681	-
Multi-family loans held in securitization trusts, at fair value	6,760,390	5,442,906
Derivative assets	245,535	246,129
Cash and cash equivalents	53,267	31,777
Receivables and other assets	80,889	86,031
Total Assets (1)	$8,562,526	$7,160,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$855,153	$889,134
Financing arrangements, distressed residential mortgage loans	40,000	-
Residential collateralized debt obligations	171,043	180,979
Multi-family collateralized debt obligations, at fair value	6,574,003	5,319,573
Securitized debt	117,760	117,591
Derivative liabilities	1,860	5,542
Payable for securities purchased	238,440	245,931
Accrued expenses and other liabilities (including $448 and $211 to related parties, respectively)	45,939	34,645
Subordinated debentures	45,000	45,000
Total liabilities (1)	8,089,198	6,838,395

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 3,450,000 shares authorized, 3,000,000 and 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	72,397	-
Common stock, $0.01 par value, 400,000,000 shares authorized, 63,754,730 and 49,575,331 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	638	496
Additional paid-in capital	421,937	355,006
Accumulated other comprehensive income	2,657	18,088
Accumulated deficit	(24,301)	(51,584)
Total stockholders' equity	473,328	322,006
Total Liabilities and Stockholders' Equity	$8,562,526	$7,160,401

(1) Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2013 and December 31, 2012, assets of consolidated VIEs totaled $7,111,674 and $5,786,569, respectively, and the liabilities of consolidated VIEs totaled $6,887,415 and $5,636,650, respectively. See Note 7 for further discussion.

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

INTEREST INCOME:
Investment securities and other	$10,621	$4,799	$21,774	$10,383
Multi-family loans held in securitization trusts	54,484	18,804	99,802	31,004
Residential mortgage loans held in securitization trusts	1,229	1,428	2,535	2,772
Distressed residential mortgage loans	2,550	-	3,989	-
Total interest income	68,884	25,031	128,100	44,159

INTEREST EXPENSE:
Investment securities and other	1,818	500	3,447	952
Multi-family collateralized debt obligations	50,249	17,541	91,908	29,115
Residential collateralized debt obligations	278	332	576	691
Securitized debt	2,104	277	4,196	277
Subordinated debentures	468	500	935	999
Total interest expense	54,917	19,150	101,062	32,034

NET INTEREST INCOME	13,967	5,881	27,038	12,125

OTHER INCOME (EXPENSE):
Provision for loan losses	(384)	(59)	(667)	(289)
Realized (loss) gain on investment securities and related hedges, net	(8,490)	(443)	(11,652)	626
Realized gain on distressed residential mortgage loans	435	-	571	-
Unrealized gain (loss) on investment securities and related hedges, net	2,057	171	4,513	(701)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	8,981	2,205	16,032	4,228
Other income (including $41, $0, $60 and $0 from related parties, respectively)	167	359	347	733
Total other income	2,766	2,233	9,144	4,597

Management fees (including $654, $177, $1,321 and $325 to related parties, respectively)	1,687	1,180	3,242	2,215
Expenses on distressed residential mortgage loans	1,117	-	1,566	-
Other general and administrative expenses (including $162, $156, $369 and $316 to related parties, respectively)	1,840	1,478	3,771	3,161
Total general, administrative and other expenses	4,644	2,658	8,579	5,376

INCOME FROM OPERATIONS BEFORE INCOME TAXES	12,089	5,456	27,603	11,346
Income tax expense	189	467	320	467
NET INCOME	11,900	4,989	27,283	10,879
Net (loss) income attributable to noncontrolling interest	-	(148)	-	(97)
Preferred stock dividends	(662)	-	(662)	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,238	$5,137	$26,621	$10,976

Basic income per common share	$0.19	$0.34	$0.49	$0.75
Diluted income per common share	$0.19	$0.34	$0.49	$0.75
Dividends declared per common share	$0.27	$0.27	$0.54	$0.52
Weighted average shares outstanding-basic	58,959	15,262	54,311	14,630
Weighted average shares outstanding-diluted	58,959	15,262	54,311	14,630

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollar amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,238	$5,137	$26,621	$10,976

OTHER COMPREHENSIVE (LOSS) INCOME

(Decrease) increase in net unrealized gain on available for sale securities	(20,521)	240	(20,329)	4,454
Increase in fair value of derivative instruments utilized for cash flow hedges	4,214	62	4,898	173

OTHER COMPREHENSIVE (LOSS) INCOME	(16,307)	302	(15,431)	4,627

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,069)	$5,439	$11,190	$15,603

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Dollar amounts in thousands)

 (unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$-	$496	$355,006	$(51,584)	$18,088	$322,006
Net income	-	-	-	27,283	-	27,283
Common stock issuance, net	-	142	98,298	-	-	98,440
Preferred stock issuance, net	72,397	-	-	-	-	72,397
Dividends declared on common stock	-	-	(30,705)	-	-	(30,705)
Dividends declared on preferred stock	-	-	(662)	-	-	(662)
Decrease in net unrealized gain on available for sale securities	-	-	-	-	(20,329)	(20,329)
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	-	4,898	4,898
Balance, June 30, 2013	$72,397	$638	$421,937	$(24,301)	$2,657	$473,328

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$27,283	$10,879
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	8,596	4,526
Realized loss (gain) on investment securities and related hedges, net	11,652	(626)
Realized gain on distressed residential mortgage loans	(571)	-
Unrealized (gain) loss on investment securities and related hedges, net	(4,513)	701
Unrealized gain on loans and debt held in multi-family securitization trusts	(16,032)	(4,228)
Net decrease in loans held for sale	334	951
Provision for loan losses	667	289
Income from investment in limited partnership	-	(728)
Interest distributions from investment in limited partnership	-	181
Amortization of stock based compensation, net	518	448
Changes in operating assets and liabilities:
Receivables and other assets	(6,577)	(10,491)
Accrued expenses and other liabilities	6,804	11,202
Net cash provided by operating activities	28,161	13,104

Cash Flows from Investing Activities:
Restricted cash	15,184	(14,151)
Proceeds from sales of investment securities	1,254	1,201
Purchases of investment securities	(60,498)	(17,374)
Proceeds from mortgage loans held for investment	18	3,318
Proceeds from investment in limited partnership	136	7,719
Purchases of other assets	(1,997)	-
Net (payments) receipts on other derivative instruments settled during the period	(8,437)	3,837
Principal repayments received on residential mortgage loans held in securitization trusts	9,742	9,159
Principal repayments received on distressed residential mortgage loans	1,898	-
Principal repayments received on multi-family loans held in securitization trusts	29,871	8,417
Principal paydowns on investment securities - available for sale	70,293	12,563
Purchases of distressed residential mortgage loans	(132,372)	-
Purchases of loans held in multi-family securitization trusts	(41,235)	(80,959)
Net cash used in investing activities	(116,143)	(66,270)

Cash Flows from Financing Activities:
Proceeds from financing arrangements, net	6,019	26,197
Common stock issuance	98,172	20,189
Preferred stock issuance	72,637	-
Costs associated with common stock and preferred stock issued	(490)	(293)
Dividends paid on common stock	(26,875)	(8,422)
Payments made on residential collateralized debt obligations	(9,975)	(9,165)
Payments made on multi-family collateralized debt obligations	(29,863)	(8,417)
Capital distributed to noncontrolling interest	-	(932)
(Payments made on) proceeds from securitized debt	(153)	26,044
Net cash provided by financing activities	109,472	45,201
Net Increase (Decrease) in Cash and Cash Equivalents	21,490	(7,965)
Cash and Cash Equivalents - Beginning of Period	31,777	16,586
Cash and Cash Equivalents - End of Period	$53,267	$8,621

Supplemental Disclosures:
Cash paid for interest	$118,169	$27,475
Cash paid for income taxes	$390	$337

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$238,440	$273,981
Consolidation of multi-family loans held in securitization trusts	$1,700,865	$3,808,556
Consolidation of multi-family collateralized debt obligations	$1,659,630	$3,727,742

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$17,214	$4,690
Dividends declared on preferred stock to be paid in subsequent period	$662	$-

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

2.                Summary of Significant Accounting Policies

Definitions – The following defines certain of the commonly used terms in these financial statements: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “Agency IO” refers to an IO that represents the right to the interest component of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE, or an agency of the U.S. government; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans “multi-family CMBS” refers to commercial mortgage-backed securities backed by commercial mortgage loans on multi-family properties, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; and “CLO” refers to collateralized loan obligations.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements.  The accompanying condensed consolidated balance sheet as of June 30, 2013, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the accompanying condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2013 and 2012, the accompanying condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2013 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary” by applying the guidance prescribed in ASC Topic 320-10. When the fair value of an investment security is less than its amortized cost as of the balance sheet date, the security is considered impaired.  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying condensed consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

The Company’s investment securities available for sale also include its investment in a wholly owned account referred to as our Agency IO portfolio. These investments primarily include Agency IO’s.  The Company has elected the fair value option for these investment securities, which also measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.  The Agency IO portfolio also includes derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the accompanying condensed consolidated statements of operations.

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

Distressed Residential Mortgage Loans Held in Securitization Trust and Distressed Residential Mortgage Loans– Distressed residential mortgage loans held in securitization trust and distressed residential mortgage loans are comprised of pools of performing, re-performing and to a lesser extent non-performing, fixed and adjustable rate, residential mortgage loans. The distressed residential mortgage loans held in securitization trust were acquired in the fourth quarter of 2012 and transferred to NYMT Residential 2012-RP1, LLC (“NYMT Residential 2012-RP1”) as part of a securitization transaction. The Company accounted for this securitization trust as a financing and has consolidated NYMT Residential 2012-RP1 into the Company’s financial statements. Another pool of distressed residential mortgage loans was acquired in the second quarter of 2013. A portion of this pool was securitized in July 2013 (see Note 22).

Distressed residential mortgage loans held in securitization trust and distressed residential mortgage loans are classified as held for investment and carried at their unpaid principal balances, net of unamortized discount, and allowance for loan losses.

For acquired distressed loans where it is probable that the Company will collect less than the contractual amounts due under the terms of the loan based, at least in part, on the assessment of the credit quality of the borrowers, the loans are accounted for under ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the amount by which the future cash flows expected to be collected at the acquisition date exceeds the estimated fair value of the loan, or accretable yield, is recognized in income over the estimated remaining life of the loan using a level yield methodology. The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized. The accretable yield is recalculated on a prospective basis if there is a change in expected cash flows to be collected.

For performing loans, interest income is accrued and recognized as revenue according to the terms of the mortgage loan and when, in the opinion of management, it is collectible. For non-performing loans, the accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. When a loan is classified as nonaccrual, collections received are generally either applied against principal or reported as income, depending on management’s judgment as to the collectability of the principal. Loans return to accrual status only when principal and interest become current and are anticipated to be fully collectible.

Allowance for Loan Losses – We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts, our distressed residential mortgage loans held in securitization trust and our distressed residential mortgage loans.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in five and four Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of June 30, 2013 and December 31, 2012, respectively.  Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying condensed consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects their results of operations.

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

Receivables and Other Assets – Receivables and other assets as of June 30, 2013 and December 31, 2012 include restricted cash held by third parties of $31.4 million and $46.5 million, respectively.  Included in restricted cash is $16.7 million and $25.8 million held in our Agency IO portfolio to be used for trading purposes and $11.2 million and $19.8 million held by counterparties as collateral for hedging instruments as of June 30, 2013 and December 31, 2012, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $24.6 million and $18.3 million as of June 30, 2013 and December 31, 2012, respectively.

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

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company has completed four residential mortgage loan securitizations since inception; the first three were accounted for as a permanent financing while the fourth was accounted for as a sale and accordingly, is not included in the Company’s accompanying condensed consolidated financial statements.

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

In December 2012, NYMT Residential LLC, a wholly-owned subsidiary of the Company, completed a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans.  As part of the securitization transaction, NYMT Residential 2012-RP1 issued a note, which is secured by the distressed residential mortgage loans transferred to NYMT Residential 2012-RP1.  The distressed residential mortgage loans serving as collateral for the note are performing, re-performing and to a lesser extent non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties.

The Company has consolidated the 2012-RS1 Trust, NYMST 2012-1 Trust and NYMT Residential 2012-RP1 on its accompanying condensed consolidated financial statements (see Note 7).  Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $2.2 million and $2.6 million as of June 30, 2013 and December 31, 2012, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method.

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

  The Company invests in To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.”  Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable; therefore, we have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with these TBAs are recognized through earnings as other income (expense) in the accompanying condensed consolidated statements of operations.

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

See “Distressed Residential Mortgage Loans Held in Securitization Trust and Distressed Residential Mortgage Loans” for a description of our revenue recognition policy for acquired distressed residential mortgage loans.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised primarily of income (loss) from changes in value of the Company’s available for sale securities, and the impact of deferred gains or losses on changes in the fair value of derivative contracts hedging future cash flows.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the three and six months ended June 30, 2013 and 2012.

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

Comprehensive Income (ASC 220)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires registrants to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income.  ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The impact of these amendments are reflected beginning with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.  As the new standard does not change the current requirements for reporting net income or other comprehensive income in the accompanying condensed consolidated financial statements, our condensed consolidated financial position and results of operations were not impacted.

 Derivatives and Hedging (ASC 815)

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”). The amendments of this ASU apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Derivatives and Hedging (FASB Accounting Standards Codification Topic 815). ASU 2013-10 permits the Federal Funds Effective Rate (also referred to as the Overnight Index Swap Rate, or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company's adoption of ASU 2103-10 is not expected to have a material impact on the Company's consolidated financial statements.

3.                Investment Securities Available For Sale

Investment securities available for sale consist of the following as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

June 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$70,982	$—	$(2,002)	$68,980
Fannie Mae	142,470	2	(3,559)	138,913
Ginnie Mae	20,091	—	(315)	19,776
Total Agency ARMs	233,543	2	(5,876)	227,669

Agency Fixed Rate
Freddie Mac	46,956	—	(1,333)	45,623
Fannie Mae	555,171	—	(20,719)	534,452
Total Agency Fixed Rate	602,127	—	(22,052)	580,075

Agency IOs (1)
Freddie Mac	41,868	38	(5,486)	36,420
Fannie Mae	65,567	741	(7,106)	59,202
Ginnie Mae	37,143	575	(3042)	34,676
Total Agency IOs	144,578	1,354	(15,634)	130,298

Total Agency RMBS	980,248	1,356	(43,562)	938,042
Non-Agency RMBS	2,946	88	(451)	2,583
CLOs	15,697	16,421	—	32,118
Total	$998,891	$17,865	$(44,013)	$972,743

December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$80,106	$341	$(83)	$80,364
Fannie Mae	169,020	659	(118)	169,561
Ginnie Mae	24,127	—	(129)	23,998
Total Agency ARMs	273,253	1,000	(330)	273,923

Agency Fixed Rate
Freddie Mac	49,899	24	(162)	49,761
Fannie Mae	578,300	1,166	(1,283)	578,183
Total Agency Fixed Rate	628,199	1,190	(1,445)	627,944

Agency IOs (1)
Freddie Mac	38,025	92	(3,217)	34,900
Fannie Mae	40,858	656	(5,266)	36,248
Ginnie Mae	30,530	738	(3,044)	28,224
Total Agency IOs	109,413	1,486	(11,527)	99,372

Total Agency RMBS	1,010,865	3,676	(13,302)	1,001,239
Non-Agency RMBS	3,291	—	(604)	2,687
CLOs	13,495	17,290	—	30,785
Total	$1,027,651	$20,966	$(13,906)	$1,034,711

(1) Included in investment securities available for sale are Agency IOs. Agency IOs are measured at fair value through earnings.

Investment securities available for sale held in securitization trusts consist of the following as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

June 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$71,257	$11,387	$(16)	$82,628
Total	$71,257	$11,387	$(16)	$82,628

December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$68,426	$3,006	$(273)	$71,159
Total	$68,426	$3,006	$(273)	$71,159

During the three and six months ended June 30, 2013, the Company received total proceeds of $0 and approximately $1.3 million, respectively, realizing $0 and approximately $0.1 million, respectively, of net gains (losses) from the sale of investment securities available for sale. During the three and six months ended June 30, 2012, the Company received total proceeds of $0 and approximately $1.2 million, respectively, realizing $0 and approximately $1.1 million of net gains (losses) from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2013 and December 31, 2012, based on management’s estimates, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.15 and 4.83 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

June 30, 2013	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$102,455	$14,032	$821,555	$938,042
Non-Agency RMBS	2,583	—	—	2,583
CLOs	32,118	—	—	32,118
Total	$137,156	$14,032	$821,555	$972,743

December 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$91,633	$15,559	$894,047	$1,001,239
Non-Agency RMBS	2,687	—	—	2,687
CLOs	30,785	—	—	30,785
Total	$125,105	$15,559	$894,047	$1,034,711

The following tables set forth the stated reset periods of our investment securities available for sale held in securitization trusts as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

June 30, 2013	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$25,455	$—	$57,173	$82,628
Total	$25,455	$—	$57,173	$82,628

December 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$22,215	$—	$48,944	$71,159
Total	$22,215	$—	$48,944	$71,159

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

June 30, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$797,307	$(27,884)	$3,847	$(44)	$801,154	$(27,928)
Non-Agency RMBS	—	—	1,138	(451)	1,138	(451)
Total	$797,307	$(27,884)	$4,985	$(495)	$802,292	$(28,379)

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$513,731	$(1,749)	$6,158	$(26)	$519,889	$(1,775)
Non-Agency RMBS	—	—	2,687	(604)	2,687	(604)
Total	$513,731	$(1,749)	$8,845	$(630)	$522,576	$(2,379)

The following tables present the Company's investment securities available for sale held in securitization trusts in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

June 30, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$789	$(16)	$—	$—	$789	$(16)
Total	$789	$(16)	$—	$—	$789	$(16)

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$16,357	$(273)	$—	$—	$16,357	$(273)
Total	$16,357	$(273)	$—	$—	$16,357	$(273)

For the three and six months ended June 30, 2013 and 2012, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

4.                Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans principal amount	$179,430	$189,009
Deferred origination costs – net	1,137	1,198
Reserve for loan losses	(3,387)	(2,978)
Total	$177,180	$187,229

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the six months ended June 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$2,978	$3,331
Provisions for loan losses	528	298
Transfer to real estate owned	(83)	(898)
Charge-offs	(36)	(127)
Balance at the end of period	$3,387	$2,604

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of June 30, 2013 was $3.4 million, representing 189 basis points of the outstanding principal balance of residential loans held in securitization trusts as of June 30, 2013, as compared to 158 basis points as of December 31, 2012. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively (dollar amounts in thousands):

	June 30, 2013	December 31, 2012
Balance at beginning of period	$732	$454
Write downs	(10)	(124)
Transfer from mortgage loans held in securitization trusts	63	1,569
Disposal	(346)	(1,167)
Balance at the end of period	$439	$732

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

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of June 30, 2013, we had 35 delinquent loans with an aggregate principal amount outstanding of approximately $19.6 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $19.6 million in delinquent loans, $12.0 million, or 61%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of June 30, 2013 (dollar amounts in thousands):

June 30, 2013

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	-	60	2	$292	0.16%
61	-	90	4	$1,618	0.90%
90	+		29	$17,677	9.80%
Real estate owned through foreclosure			3	$962	0.53%

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

December 31, 2012

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	-	60	3	$751	0.39%
61	-	90	—	$—	—%
90	+		32	$18,762	9.85%
Real estate owned through foreclosure			4	$1,421	0.75%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
New York	36.5%	37.8%
Massachusetts	25.2%	25.2%
New Jersey	9.9%	9.5%
Florida	5.4%	5.1%
Connecticut	5.2%	5.0%

5.                Distressed Residential Mortgage Loans Held in Securitization Trust (Net) and Distressed Residential Mortgage Loans

Distressed residential mortgage loans held in securitization trust (net) consist of the following as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	June 30, 2013	December 31, 2012
Unpaid principal balance	$88,474	$91,831
Unamortized discount	(30,133)	(31,372)
Reserve for loan losses	(128)	—
Total	$58,213	$60,459

 Distressed residential mortgage loans consist of the following as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	June 30, 2013	December 31, 2012
Unpaid principal balance	$156,125	$—
Unamortized discount	(24,444)	—
Reserve for loan losses	—	—
Total	$131,681	$—

The Company considers our purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trust to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table details activity for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trust for the six months ended June 30, 2013:

	Principal	Accretable Discount	Non-Accretable Discount	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$91,831	$(18,951)	$(12,421)	$—	$60,459
Purchases	156,944	(8,673)	(15,899)	—	132,372
Principal repayments	(4,176)	530	358	—	(3,288)
Allowance for loan losses	—	—	—	(128)	(128)
Transfers	—	—	—	—	—
Charge-Offs	—	—	—	—	—
Accretion of discount	—	479	—	—	479
Balance, June 30, 2013	$244,599	$(26,615)	$(27,962)	$(128)	$189,894

There were no distressed residential mortgage loans held in securitization trust or distressed residential mortgage loans as of June 30, 2012.

The Company evaluates the adequacy of its allowance for loan losses each quarter. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowance while also assessing the credit losses inherent in each non-performing distressed residential mortgage loan. The Company looks at the carrying value of the non-performing distressed residential mortgage loan and compares that to the current value of the collateralizing property, adjusted for costs of disposition.

Delinquency Status of Our Distressed Residential Mortgage Loans

The table below shows delinquencies in our portfolio of distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trust as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

June 30, 2013

Days Late			Number of Delinquent Loans	Total Unpaid Principal	Total Carrying Value	% of Portfolio Carrying Value
30	-	60	80	$8,881	$7,050	3.71%
61	-	90	26	$2,664	$1,903	1.00%
	90+		30	$3,276	$2,362	1.24%

December 31, 2012
Days Late			Number of Delinquent Loans	Total Unpaid Principal	Total Carrying Value	% of Portfolio Carrying Value
30	-	60	26	$4,489	$2,832	4.69%
61	-	90	5	$758	$472	0.78%
	90+		0	$-	$-	0.00%

   Distressed Residential Mortgage Loan Characteristics

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trust as of June 30, 2013 and December 31, 2012, respectively, are as follows:

	June 30, 2013	December 31, 2012
California	14.0%	24.1%
New York	9.5%	3.9%
Florida	7.9%	6.5%
Texas	6.5%	7.0%
Pennsylvania	5.1%	4.0%
Maryland	3.4%	5.5%

The Company’s distressed residential mortgage loans held in securitization trust are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 13).  The Company’s distressed residential mortgage loans with an unpaid principal balance of $82.2 million as of June 30, 2013 are pledged as collateral for a repurchase agreement with a third party financial institution (see Note 10).

6.                Multi-Family Loans Held in Securitization Trusts

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statement of operations. We first consolidated one of the Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series for the quarter ended March 31, 2012, while two other K-series securitizations included in the Consolidated K-Series were first consolidated in our financial statements for the quarter ended June 30, 2012. The fourth K-Series securitization included in the Consolidated K-Series was consolidated for the quarter ended December 31, 2012.  The fifth and final K-Series securitization included in the Consolidated K-Series was consolidated for the quarter ended June 30, 2013. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $186.4 million and $123.3 million at June 30, 2013 and December 31, 2012, respectively (see Note 7).

The condensed balance sheets of the Consolidated K-Series at June 30, 2013 and December 31, 2012, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	June 30, 2013	December 31, 2012
Assets
Multi-family loans held in securitization trusts	$6,760,390	$5,442,906
Receivables	24,586	18,342
Total Assets	$6,784,976	$5,461,248

Liabilities and Equity
Multi-family CDOs	$6,574,003	$5,319,573
Accrued expenses	24,131	18,022
Total Liabilities	6,598,134	5,337,595
Equity	186,842	123,653
Total Liabilities and Equity	$6,784,976	$5,461,248

The multi-family loans held in securitization trusts had unpaid principal balance of approximately $6.5 billion and $4.9 billion at June 30, 2013 and December 31, 2012, respectively. The multi-family CDOs had unpaid principal balance of approximately $6.5 billion and $4.9 billion at June 30, 2013 and December 31, 2012, respectively.

The condensed statements of operations of the Consolidated K-Series for the three and six months ended June 30, 2013 and 2012, respectively, is as follows (dollar amounts in thousands):

Statements of Operations	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interest income	$54,484	$99,802
Interest expense	50,249	91,908
Net interest income	4,235	7,894
Unrealized gain on multi-family loans and debt held in securitization trusts	8,981	16,032
Net Income	$13,216	$23,926

Statement of Operations	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest income	$18,804	$31,004
Interest expense	17,541	29,115
Net interest income	1,263	1,889
Unrealized gain on multi-family loans and debt held in securitization trusts	2,205	4,228
Net Income	$3,468	$6,117

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and Multi-family loans held in securitization trusts as of June 30, 2013 and December 31, 2012, respectively, are as follows:

	June 30, 2013	December 31, 2012
Texas	14.0%	14.0%
California	12.7%	13.6%
Florida	6.8%	7.4%
New York	6.5%	6.8%
Georgia	5.4%	5.4%
Washington	5.0%	5.0%

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

The Company has evaluated its CMBS investments in nine Freddie Mac-sponsored K-Series securitizations to determine whether they are VIEs.  In addition, the Company also evaluated its financings transactions, such as its Residential CDOs completed in 2005, its multi-family CMBS re-securitization transaction completed in May 2012, its collateralized recourse financing transaction completed in November 2012 and its distressed residential mortgage loan securitization transaction completed in December 2012 (collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs.

The Company then completed an analysis of whether the Financing VIEs should be consolidated by the Company, based on consideration of its involvement in each of the Financing VIEs, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the Financing VIEs.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

●	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

●	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

Assets and Liabilities of Consolidated VIEs as of June 30, 2013:

	Financing VIEs				Non-financing VIEs
	Multi-family CMBS re-securitization	Collateralized Recourse Financing	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi-family CMBS	Total

Investment securities available for sale, at fair value held in securitization trusts	$26,199	$56,429	$-	$-	$-	$82,628
Residential mortgage loans held in securitization trusts (net)	-	-	-	177,180	-	177,180
Distressed residential mortgage loans held in securitization trust (net)	-	-	58,213	-	-	58,213
Multi-family loans held in securitization trusts, at fair value	1,257,229	2,485,155	-	-	3,018,006	6,760,390
Receivables and other assets	5,161	11,544	5,870	1,117	9,571	33,263
Total assets	$1,288,589	$2,553,128	$64,083	$178,297	$3,027,577	$7,111,674

Residential collateralized debt obligations	$-	$-	$-	$171,043	$-	$171,043
Multi-family collateralized debt obligations, at fair value	1,223,106	2,411,490	-	-	2,939,407	6,574,003
Securitized debt	27,060	52,000	38,700	-	-	117,760
Accrued expenses and other liabilities	4,515	10,505	255	17	9,317	24,609
Total liabilities	$1,254,681	$2,473,995	$38,955	$171,060	$2,948,724	$6,887,415

Assets and Liabilities of Consolidated VIEs as of December 31, 2012:

	Financing VIEs				Non-financing VIE
	Multi-family CMBS re-securitization	Collateralized Recourse Financing	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi-family CMBS	Total

Investment securities available for sale, at fair value held in securitization trusts	$22,611	$48,548	$-	$-	$-	$71,159
Residential mortgage loans held in securitization trusts (net)	-	-	-	187,229	-	187,229
Distressed residential mortgage loans held in securitization trust (net)	-	-	60,459	-	-	60,459
Multi-family loans held in securitization trusts, at fair value	1,335,862	2,610,276	-	-	1,496,768	5,442,906
Receivables and other assets	5,372	11,797	3,187	1,425	3,035	24,816
Total assets	$1,363,845	$2,670,621	$63,646	$188,654	$1,499,803	$5,786,569

Residential collateralized debt obligations	$-	$-	$-	$180,979	$-	$180,979
Multi-family collateralized debt obligations, at fair value	1,306,760	2,547,015	-	-	1,465,798	5,319,573
Securitized debt	26,891	52,000	38,700	-	-	117,591
Accrued expenses and other liabilities	4,706	10,609	259	15	2,918	18,507
Total liabilities	$1,338,357	$2,609,624	$38,959	$180,994	$1,468,716	$5,636,650

Multi-Family CMBS Re-securitization Transaction

In May 2012, the Company completed a re-securitization of multi-family CMBS through the 2012-RS1 Trust.  This re-securitization transaction resulted in the Company consolidating as a VIE the SPE that was created to facilitate the transaction and to which the underlying assets in connection with the re-securitization were transferred.   As part of the re-securitization transaction, the 2012-RS1 Trust, issued a Class A Senior Note (the "Class A Note") in the initial aggregate principal face of $35 million.  The holders of the Class A Note have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the 2012-RS1 Trust upon the breach of certain representations and warranties in relation to the CMBS contributed to the 2012-RS1 Trust.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to the 2012-RS1 Trust (see Note 13).

The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio.  As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying multi-family CMBS transferred to the 2012-RS1 Trust.

The 2012-RS1 Trust classified the multi-family CMBS issued by the two K-Series securitizations and held by the 2012-RS1 Trust as available for sale securities as the purpose is not to trade these securities.  The 2012-RS1 Trust consolidated the other K-Series securitization that issued certain of the multi-family CMBS transferred to the 2012-RS1 Trust, including its assets, liabilities, interest income and expense, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 6).

Collateralized Recourse Financing Transaction

In November 2012, the Company, through a wholly-owned subsidiary, entered into a master repurchase agreement with a three-year term for the purpose of financing certain multi-family CMBS owned by the Company.  Pursuant to the terms of the master repurchase agreement (the “CMBS Master Repurchase Agreement”) by and between, a wholly-owned subsidiary of the Company, NYMST 2012-1 Trust, an SPE, and U.S. Bank National Association, as indenture trustee, the Company transferred multi-family CMBS to NYMST 2012-1 Trust in exchange for gross cash proceeds of approximately $52 million before deducting expenses associated with the transaction.  In connection with the transaction, the Company agreed to guarantee the due and punctual payment of NYMST 2012-1 Trust’s obligations under the CMBS Master Repurchase Agreement (see Note 13).

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

Distressed Residential Mortgage Loan Securitization Transaction

In December 2012, the Company, through a wholly-owned subsidiary, entered into a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans owned by the Company.  Pursuant to terms of the securitization agreements, the Company transferred the distressed residential mortgage loans to NYMT Residential LLC, a wholly-owned subsidiary of the Company, which in turn transferred the distressed residential mortgage loans to NYMT Residential 2012-RP1, an SPE, in exchange for gross cash proceeds of approximately $38.7 million before deducting expenses associated with the transaction (see Note 13).

This securitization transaction resulted in the Company consolidating as a VIE, NYMT Residential 2012-RP1, to which the underlying assets in connection with the securitization were transferred.

Residential Mortgage Loan Securitization Transaction

The Company has completed four residential mortgage loan securitizations (other than the distressed residential mortgage loan securitization discussed above) since inception, the first three were accounted for as permanent financings and have been included in the Company’s accompanying condensed consolidated financial statements.

Multi-family CMBS not subject to Financing VIEs

Two of the nine Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series are not subject to any Financing VIE as of June 30, 2013. One of the eight Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not subject to any Financing VIE as of December 31, 2012.

Unconsolidated VIEs

The Company has evaluated its CMBS investments in four Freddie Mac-sponsored K-Series securitizations to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it has no controlling financial interest and is not the primary beneficiary of these VIEs.

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

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
TBA securities (1)	Derivative assets	$233,173	$244,789
U.S. Treasury futures	Derivative assets	7,092	676
Swaptions	Derivative assets	1,767	597
Options on U.S. Treasury futures	Derivative assets	5	59
Interest rate swap futures	Derivative assets	344	8
Eurodollar futures	Derivative liabilities	1,860	3,798

(1)

Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying condensed consolidated financial statements on a net basis.  TBA sales amounting to $127.7 million and $245.6 million have been netted against TBA purchases and are included in payable for securities purchased in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

The tables below summarize the activity of derivative instruments not designated as hedges for the six months ended June 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Notional Amount For the Six Months Ended June 30, 2013
Derivatives Not Designated as Hedging Instruments	December 31, 2012	Additions	Settlement, Expiration or Exercise	June 30, 2013
TBA securities	$234,000	$1,323,000	$(1,326,000)	$231,000
U.S. Treasury futures	(172,100)	484,400	(515,700)	(203,400)
Interest rate swap futures	(13,000)	82,200	(105,600)	(36,400)
Short sales of Eurodollar futures	(2,852,000)	1,559,000	(2,224,000)	(3,517,000)
Options on U.S. Treasury futures	70,000	220,000	(260,000)	30,000
Swaptions	100,000	—	—	100,000

	Notional Amount For the Six Months Ended June 30, 2012
Derivatives Not Designated as Hedging Instruments	December 31, 2011	Additions	Settlement, Expiration or Exercise	June 30, 2012
TBA securities	$202,000	$1,328,000	$(1,269,000)	$261,000
U.S. Treasury futures	(92,800)	497,800	(538,800)	(133,800)
Short sales of Eurodollar futures	(2,422,000)	1,128,000	(1,361,000)	(2,655,000)
Options on U.S. Treasury futures	199,500	651,500	(676,500)	174,500

The TBAs in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the three and six months ended June 30, 2013, we recorded net realized losses of $8.7 million and $10.4 million, respectively, and net unrealized losses of $1.2 million and $1.4 million respectively. For the three and six months ended June 30, 2012, we recorded net realized gains of $5.0 million and $8.3 million, respectively, and unrealized gains of $2.5 million and $0.2 million, respectively. As of June 30, 2013, our accompanying condensed consolidated balance sheet includes TBA-related liabilities, net of $238.4 million included in payable for securities purchased.

The Eurodollar futures in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2013, we recorded net realized losses of $0.4 million and $1.8 million, respectively, and net unrealized gains of $0.5 million and $1.9 million in our Eurodollar futures contracts.  For the three and six months ended June 30, 2012, we recorded net realized losses of $0.8 million and $0.8 million, respectively, and net unrealized gain of $0.3 million and a net unrealized loss of $0.8 million, respectively, in our Eurodollar futures contracts. The Eurodollar futures consist of 3,517 contracts with expiration dates ranging between September 2013 and June 2015.

The U.S. Treasury futures and options in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2013, we recorded net realized gains of $0.6 million and $0.7 million, respectively, and net unrealized gain of $8.2 million and $6.8 million, respectively. For the three and six months ended June 30, 2012, we recorded net realized losses of $4.6 million and $5.8 million, respectively, and net unrealized losses of $1.2 million and net unrealized gains $0.1 million, respectively.

Swaptions are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2013, we recorded unrealized gains of $1.2 million and $1.4 million, respectively.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest Rate Swaps	Derivative assets	$3,154	$—
Interest Rate Swaps	Derivative liabilities	—	1,744

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position amounting to $0.1 million have been netted against the asset position and $0.1 million of assets have been netted against contracts in a liability position in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
Derivatives Designated as Hedging Instruments	2013	2012
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(1,744)	$(304)
Unrealized gain on interest rate swaps	4,898	172
Balance at end of the period	$3,154	$(132)

The Company estimates that over the next 12 months, approximately $1.5 million of the net unrealized losses on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three and six months ended June 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Rate Swaps:
Interest expense-investment securities	$423	$64	$859	$192

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	June 30, 2013		December 31, 2012
	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Maturity (1)
Within 30 Days	$—	—%	$8,380	2.93%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 6 months	—	—	—	—
Over 6 months to 12 months	—	—	—	—
Over 12 months to 24 months	—	—	—	—
Over 24 months to 36 months	135,000	0.45	135,000	0.45
Over 36 months to 48 months	—	—	—	—
Over 48 months to 60 months	215,000	0.83	215,000	0.83
Total	$350,000	0.69%	$358,380	0.74%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bilateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of June 30, 2013 and December 31, 2012. The Company had $11.2 million and $19.8 million of restricted cash related to margin posted for its agreements as of June 30, 2013 and December 31, 2012, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.                Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At June 30, 2013, the Company had repurchase agreements with an outstanding balance of $855.2 million and a weighted average interest rate of 0.56%. As of December 31, 2012, the Company had repurchase agreements with an outstanding balance of $889.1 million and a weighted average interest rate of 0.54%. At June 30, 2013 and December 31, 2012, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $926.2 million and $954.7 million, respectively. As of June 30, 2013, the average days to maturity for all repurchase agreements are 23 days.  The Company’s accrued interest payable on outstanding repurchase agreements at June 30, 2013 and December 31, 2012 amounts to $0.2 million and $0.2 million, respectively, and is included in accrued expenses and other liabilities on the Company’s accompanying condensed consolidated balance sheets.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	June 30, 2013	December 31, 2012
Barclays Capital Inc.	$92,298	$114,276
Cantor Fitzgerald Securities	21,855	27,835
Credit Suisse First Boston LLC	86,302	98,915
Deutsche Bank Securities Inc.	89,763	97,767
Jefferies & Company, Inc.	60,107	55,537
JPMorgan Chase Bank, N.A.	130,477	121,155
Mizuho Securities USA Inc.	65,759	72,527
Morgan Stanley & Co. LLC	73,862	81,263
RBC Capital Markets Corporation	31,003	46,155
South Street Securities LLC	110,064	32,718
Wells Fargo Bank, N.A.	93,663	140,986
Total Financing Arrangements, Portfolio Investments	$855,153	$889,134

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

Contractual Maturity	June 30, 2013	December 31, 2012
Overnight	$—	$—
Within 30 days	759,759	765,593
Over 30 days to 90 days	95,394	123,541
Over 90 days	—	—
Demand	—	—
Total	$855,153	$889,134

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	June 30, 2013
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$215,020	$227,365	$233,233
Agency Fixed Rate	529,334	557,258	578,417
Agency IOs	89,822	109,158	122,206
CMBS	12,787	18,090	18,438
CLOs	8,190	14,363	7,818
Balance at end of the period	$855,153	$926,234	$960,112

	December 31, 2012
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$240,440	$253,841	$253,281
Agency Fixed Rate	566,037	597,620	597,769
Agency IOs	74,707	90,250	100,076
CLOs	7,950	12,945	6,877
Balance at end of the period	$889,134	$954,656	$958,003

As of June 30, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.3% that implies an average haircut of 7.7%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs, CMBS and CLOs was approximately 5%, 25%, 30% and 35%, respectively, for a total weighted average “haircut” of 7.7%. The amount at risk for each of the counterparties is as follows:  Barclays Capital Inc.: $6.4 million; Cantor Fitzgerald Securities: $6.8 million; Credit Suisse First Boston LLC: $4.5 million;  Deutsche Bank Securities Inc.: $5.7 million; Jefferies & Company, Inc.: $8.0 million; JPMorgan Chase Bank, N.A.: $21.7 million; Mizuho Securities USA Inc: $1.9 million; Morgan Stanley & Co. LLC: $4.1 million; RBC Capital Markets Corporation: $1.3 million; South Street Securities LLC: $5.5 million; and Wells Fargo N.A.: $5.2 million.

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

As of June 30, 2013, the Company had $53.3 million in cash and $64.6 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $46.8 million of RMBS, of which $44.3 million are Agency RMBS. The $53.3 million of cash, the $46.8 million in RMBS, and the $16.7 million held in overnight deposits in our Agency IO portfolio (included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 13.7% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.              Financing Arrangements, Distressed Residential Mortgage Loans

On June 27, 2013, the Company entered into a repurchase agreement with Jefferies Mortgage Funding, LLC to finance a portion of its distressed residential mortgage loans with a maturity date of July 26, 2013. At June 30, 2013, the repurchase agreement had an outstanding balance of $40 million and an interest rate of 5.20%.  At June 30, 2013, the distressed residential mortgage loans pledged by the Company as collateral for the repurchase agreement had an unpaid principal balance of $82.2 million. In connection with the securitization transaction discussed in Note 22, the Company repaid the borrowing under the repurchase agreement in full.

11.              Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of June 30, 2013 and December 31, 2012, the Company had Residential CDOs outstanding of $171.0 million and $181.0 million, respectively. As of June 30, 2013 and December 31, 2012, the current weighted average interest rate on these CDOs was 0.58% and 0.59%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $179.4 million and $189.0 million at June 30, 2013 and December 31, 2012, respectively.

12.              Multi-Family Collateralized Debt Obligations

The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series and are recorded as liabilities on the Company’s balance sheets, are secured by multi-family mortgage loans pledged as collateral, which are recorded as assets of the Company. As of June 30, 2013 and December 31, 2012, respectively, the current weighted average interest rate on these CDOs was 4.45% and 4.59%. The Multi-Family CDOs are collateralized by multi-family mortgage loans with a carrying value of $6.8 billion and $5.4 billion at June 30, 2013 and December 31, 2012, respectively. The Company had a net investment in the Consolidated K-Series of $186.4 million and $123.3 million as of June 30, 2013 and December 31, 2012, respectively (see Note 7).

13.              Securitized Debt

Securitized debt consists of notes issued by the 2012-RS1 Trust, NYMST 2012-1 Trust and NYMT Residential 2012-RP1 that have been consolidated by the Company.

Provided in the table below is information regarding the Company’s securitized debt as of June 30, 2013 and December 31, 2012, respectively (dollar amount in thousands):

	June 30, 2013		December 31, 2012
	Principal Amount	Carrying Amount	Principal Amount	Carrying Amount
2012-RS1 Trust	$35,000	$27,060	$35,000	$26,891
NYMST 2012-1 Trust	52,000	52,000	52,000	52,000
NYMT Residential 2012-RP1	38,700	38,700	38,700	38,700
Total	$125,700	$117,760	$125,700	$117,591

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

In November 2012, the Company’s subsidiary RBCM entered into a CMBS Master Repurchase Agreement with a three-year term for the purpose of financing certain multi-family CMBS collateralized by multi-family mortgage loans.  As part of the CMBS Master Repurchase Agreement, NYMST 2012-1 Trust issued notes pursuant to an indenture, which are secured by multi-family CMBS transferred to NYMST 2012-1 Trust.  The multi-family CMBS contributed to the NYMST 2012-1 Trust are comprised of the Company’s interest in the first loss tranche PO securities, first loss floating rate securities and certain IOs issued by four Freddie Mac-sponsored multi-family K-Series securitizations.  The NYMST 2012-1 Trust notes bear interest that is payable monthly at a per annum rate equal to one-month LIBOR plus 6.50%. The notes and the financing under the CMBS Master Repurchase Agreement are scheduled to mature in November 2015, at which time NYMST 2012-1 Trust will transfer the multi-family CMBS serving as collateral back to RBCM in exchange for the repayment of the outstanding financing under the CMBS Master Repurchase Agreement at maturity and NYMST 2012-1 Trust will repay the notes. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of the RBCM’s obligations under the CMBS Master Repurchase Agreement.

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

In December 2012, NYMT Residential LLC, a wholly-owned subsidiary of the Company, completed a securitization transaction with a three-year term for the purpose of financing distressed residential mortgage loans.  As part of the securitization transaction, NYMT Residential 2012-RP1 issued a note, which is secured by the distressed residential mortgage loans transferred to NYMT Residential 2012-RP1 by the Company.  The distressed residential mortgage loans serving as collateral for the note are comprised of performing, re-performing and to a lesser extent, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties.

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

14.              Subordinated Debentures

The outstanding subordinated debentures as of June 30, 2013 and December 31, 2012 were in the amount of $45 million.

In March 2005, the Company closed a private placement of $25.0 million of trust preferred securities to Taberna Preferred Funding I, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust I and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to three-month LIBOR plus 3.75%, resetting quarterly (4.024% as of June 30, 2013 and 4.06% as of December 31, 2012). The securities mature in March 2035 and may be called at par by the Company any time after March 2010. The preferred stock of NYM Preferred Trust I has been classified as subordinated debentures in the liability section of the Company’s accompanying condensed consolidated balance sheets.

In September 2005, the Company closed a private placement of $20.0 million of trust preferred securities to Taberna Preferred Funding II, Ltd., a pooled investment vehicle. The securities were issued by NYM Preferred Trust II and are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities had a fixed interest rate equal to 8.35% up to and including July 2010, at which point the interest rate was converted to a floating rate equal to three-month LIBOR plus 3.95% until maturity (4.226% as of June 30, 2013 and 4.26% as of December 31, 2012).  The securities mature in October 2035 and may be called at par by the Company any time after October 2010. The preferred stock of NYM Preferred Trust II has been classified as subordinated debentures in the liability section of the Company’s accompanying condensed consolidated balance sheets.

As of August 8, 2013, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

15.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the six months ended June 30, 2013.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2013, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

16.              Fair Value of Financial Instruments

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

b.

Investment Securities Available for Sale Held in Securitization Trust (CMBS)– As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.3% to 17.5%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

c.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 3.1% to 6.2%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement. We also obtain quoted prices provided by dealers who make markets in similar financial instruments.

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

The Company does not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series.  We have elected the fair value option for both multi-family loans held in securitization trusts and the related multi-family CDOs.  The net fair value of our investment in the Consolidated K-Series which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs approximates the fair value of our underlying securities.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively, on the Company’s accompanying condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$938,042	$—	$938,042
Non-Agency RMBS	—	2,583	—	2,583
CLOs	—	32,118	—	32,118
Investment securities available for sale held in securitization trust:
CMBS	—	—	82,628	82,628
Multi-family loans held in securitization trusts	—	—	6,760,390	6,760,390
Derivative assets:
Interest rate swaps	—	3,154	—	3,154
TBA securities	—	233,173	—	233,173
Options on U.S. Treasury futures	—	5	—	5
U.S. Treasury futures	7,092	—	—	7,092
Interest rate swap futures	344	—	—	344
Swaptions	—	1,767	—	1,767
Total	$7,436	$1,210,842	$6,843,018	$8,061,296

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$6,574,003	$6,574,003
Derivative liabilities:
Eurodollar futures	1,860	—	—	1,860
Total	$1,860	$—	$6,574,003	$6,575,863

	Measured at Fair Value on a Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$1,001,239	$—	$1,001,239
Non-Agency RMBS	—	2,687	—	2,687
CLOs	—	30,785	—	30,785
Investment securities available for sale held in securitization trust:
CMBS	—	—	71,159	71,159
Multi-family loans held in securitization trusts	—	—	5,442,906	5,442,906
Derivative assets:
TBA securities	—	244,789	—	244,789
Options on U.S. Treasury futures	—	59	—	59
U.S. Treasury Futures	676	—	—	676
Interest rate swap futures	8	—	—	8
Swaptions	—	597	—	597
Total	$684	$1,280,156	$5,514,065	$6,794,905

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$5,319,573	$5,319,573
Derivative liabilities:
Interest rate swaps	—	1,744	—	1,744
Eurodollar futures	3,798	—	—	3,798
Total	$3,798	$1,744	$5,319,573	$5,325,115

The following table details changes in valuation for the Level 3 assets for the six months ended June 30, 2013 and 2012, respectively (amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$5,514,065	$41,185
Total losses and gains (unrealized)
Included in earnings (1)	(350,680)	55,541
Included in other comprehensive income	8,639	1,015
Purchases	1,700,865	2,668,983
Paydowns	(29,871)	(8,417)
Transfers (2)	—	1,118,043
Balance at the end of period	$6,843,018	$3,876,350

(1)	Amounts included in interest income and unrealized gain.
(2)

Based on a number of factors, we determined that we were the primary beneficiary of a K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements.

The following table details changes in valuation for the Level 3 liabilities for the six months ended June 30, 2013 and 2012, respectively (amounts in thousands):

Level 3 Liabilities:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$5,319,573	$—
Total losses and gains (unrealized)
Included in earnings (1)	(375,337)	48,791
Included in other comprehensive income	—	—

Purchases	1,659,630	2,609,851
Paydowns	(29,863)	(8,417)
Transfers (2)	—	1,117,891
Balance at the end of period	$6,574,003	$3,768,116

(1)	Amounts included in interest expense and unrealized gain.
(2)

Based on a number of factors, we determined that we were the primary beneficiary of a K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements.

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

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, respectively, on the accompanying condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2013
	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$6,581	$6,581
Real estate owned held in residential securitization trusts	—	—	439	439
Distressed residential mortgage loans held in securitization trust - impaired loans (net)	—	—	191	191

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$5,059	$5,059
Real estate owned held in residential securitization trusts	—	—	732	732
Distressed residential mortgage loans held in securitization trust - impaired loans (net)	—	—	—	—

 The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2013 and 2012, respectively, on the Company’s accompanying condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(248)	$(89)	$(528)	$(299)
Real estate owned held in residential securitization trusts	(7)	30	(10)	10
Distressed residential mortgage loans held in securitization trust (net)	(128)	—	(128)	—

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

Distressed Residential Mortgage Loans Held in Securitization Trust – Impaired Loans (net) – Impaired distressed residential mortgage loans held in the securitization trust are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

		June 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$53,267	$53,267	$31,777	$31,777
Investment securities available for sale	Level 2	972,743	972,743	1,034,711	1,034,711
Investment securities available for sale, at fair value held in securitization trust	Level 3	82,628	82,628	71,159	71,159
Residential mortgage loans held in securitization trusts (net)	Level 3	177,180	161,653	187,229	165,919
Distressed residential mortgage loans held in securitization trust (net)	Level 3	58,213	69,822	60,459	60,459
Distressed residential mortgage loans	Level 3	131,681	125,313	—	—
Multi-family loans held in securitization trusts	Level 3	6,760,390	6,760,390	5,442,906	5,442,906
Derivative assets	Level 1 or 2	245,535	245,535	246,129	246,129
Mortgage loans held for sale (net)	Level 3	2,502	2,576	2,837	2,837
Mortgage loans held for investment	Level 3	3,760	3,760	1,775	1,775

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$855,153	$855,153	$889,134	$889,134
Financing arrangements, distressed residential mortgage loans	Level 2	40,000	40,000	—	—
Residential collateralized debt obligations	Level 3	171,043	156,608	180,979	160,506
Multi-family collateralized debt obligations	Level 3	6,574,003	6,574,003	5,319,573	5,319,573
Securitized debt	Level 3	117,760	120,729	117,591	118,402
Derivative liabilities	Level 1	1,860	1,860	5,542	5,542
Payable for securities purchased	Level 1	238,440	238,440	245,931	245,931
Subordinated debentures	Level 3	45,000	38,169	45,000	34,108

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

c.

Distressed residential mortgage loans held in securitization trust (net) and distressed residential mortgage loans – Fair value is estimated using pricing models taking into consideration current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices and property values, prepayment speeds, default and loss severities.

d.	Financing arrangements – The fair value of these financing arrangements approximates cost as they are short term in nature and generally mature in 30 days.

e.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

f.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

g.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

h.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

17.              Common Stock and Earnings per Share

The Company had 400,000,000 authorized shares of common stock, par value $0.01 per share, with 63,754,730 and 49,575,331 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively. The Company issued 14,179,399 and 3,431,101 shares of common stock during the six months ended June 30, 2013 and 2012, respectively. Of the common stock authorized at June 30, 2013 and December 31, 2012, 995,029 shares and 1,094,414 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2012 and ended June 30, 2013:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2013	June 18, 2013	June 28, 2013	July 25, 2013	$0.27
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	0.27
Fourth Quarter 2012	December 14, 2012	December 24, 2012	January 25, 2013	0.27
Third Quarter 2012	September 18, 2012	September 28, 2012	October 25, 2012	0.27
Second Quarter 2012	June 15, 2012	June 25, 2012	July 25, 2012	0.27
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	0.25

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through JMP. We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of June 30, 2013, we have issued 480,014 shares under the equity distribution agreement resulting in total net proceeds to the Company of $3.5 million, after deducting the placement fees.

On May 3, 2013, we closed on the issuance of 13,600,000 shares of common stock resulting in total net proceeds of approximately $94.5 million, after deducting for offering expenses payable by the Company.

The Company calculates basic net income per share by dividing net income attributable to common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the six months ended June 30, 2013 and 2012.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common stockholders– Basic	$11,238	$5,137	$26,621	$10,976
Net income attributable to common stockholders – Dilutive	$11,238	$5,137	$26,621	$10,976
Denominator:
Weighted average basic shares outstanding	58,959	15,262	54,311	14,630
Weighted average dilutive shares outstanding	58,959	15,262	54,311	14,630
EPS:
Basic EPS	$0.19	$0.34	$0.49	$0.75
Dilutive EPS	$0.19	$0.34	$0.49	$0.75

18.              Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 3,000,000 shares issued and outstanding as of June 30, 2013. There was no preferred stock outstanding at December 31, 2012. During the six months ended June 30, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share, 3,450,000 shares authorized, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses.   The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25.00 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) designating the Series B Preferred Stock until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock.

The Series B Preferred Stock is not redeemable by the Company prior to June 4, 2018, except under circumstances intended to preserve the Company’s qualification as a REIT and except upon the occurrence of a Change of Control (as defined in the Articles Supplementary designating the Series B Preferred Stock). On and after June 4, 2018, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends.

In addition, upon the occurrence of a Change of Control, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends.

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into the Company’s common stock in connection with a Change of Control by the holders of the Series B Preferred Stock.

Upon the occurrence of a Change of Control, each holder of Series B Preferred Stock will have the right (unless the Company has exercised its right to redeem the Series B Preferred Stock) to convert some or all of the Series B Preferred Stock held by such holder into a number of shares of our common stock per share of Series B Preferred Stock determined by a formula, in each case, on the terms and subject to the conditions described in the Articles Supplementary.

On June 18, 2013, the Board declared a Series B Preferred Stock cash dividend of $0.22066 per share of Series B Preferred Stock for the partial quarterly period that began on June 4, 2013 and ends on July 14, 2013. This dividend was paid on July 15, 2013 to holders of record of Series B Preferred Stock as of July 1, 2013.

19.              Income Taxes

At June 30, 2013, one of the Company’s wholly owned TRS had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain “built in gains” on its CLOs. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a NOL carryforward to offset its taxable income becomes limited to a certain amount per year. The Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2013 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2009. The Company has assessed its tax positions for all open years, which includes 2009 to 2012 and concluded that there are no material uncertainties to be recognized.

During the periods ended June 30, 2013 and June 30, 2012, the Company’s TRSs recorded approximately $0.2 million and $0.5 million, respectively of income tax expense.  The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

20.              Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan.  At June 30, 2013, there are 94,874 shares of unvested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

During the three and six months ended June 30, 2013, the Company recognized non-cash compensation expense of approximately $65,000 and $100,000, respectively. During the three and six months ended June 30, 2012, the Company recognized non-cash compensation expense of approximately $20,000 and $32,000, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the six months ended June 30, 2013 and 2012, respectively, are presented below:

	2013		2012
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	31,580	$6.58	14,084	$7.10
Granted	75,385	7.13	22,191	6.36
Vested	(12,091)	6.65	(4,695)	7.10
Non-vested shares as of June 30	94,874	$7.01	31,580	$6.58
Weighted-average fair value of restricted stock granted during the period	75,385	$7.13	22,191	$6.36

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2013 and 2012, the Company had unrecognized compensation expense of $0.6 million and $0.2 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at June 30, 2013 is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted shares vested during the six months ended June 30, 2013 and 2012 was approximately $86,000 and $33,000, respectively. The requisite service period for restricted shares at issuance is three years.

21.              Related Party Transactions

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

Under the terms of RiverBanc’s operating agreement, we may acquire up to 17.5% of the limited liability company interests of RiverBanc, upon satisfying certain funding thresholds. As of June 30, 2013 and December 31, 2012, the Company owned a 17.5% and 15% membership interest, respectively in RiverBanc.

For the three and six months ended June 30, 2013, the Company expensed $0.7 million and $1.3 million in fees to RiverBanc, respectively.  For the three and six months ended June 30, 2012, the Company expensed $0.2 million and $0.3 million in fees to RiverBanc, respectively.  As of June 30, 2013 and December 31, 2012, the Company had fees payable to RiverBanc of $0.4 million and $0.1 million, respectively, included in accrued expenses and other liabilities.

22.              Subsequent Events

On July 12, 2013, the Company, through a wholly owned subsidiary, effected a securitization transaction with an initial term of three years. The transaction involved the financing of certain distressed residential mortgage loans with an aggregate unpaid principal balance of approximately $125.8 million, including performing, re-performing and, to a lesser extent non-performing, fixed and adjustable rate, fully amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one–to-four family properties.

The transaction involved the issuance of Class A Notes and Class M Notes pursuant to an indenture. The Class A Notes were privately placed with a qualified institutional buyer resulting in gross proceeds of approximately $75.3 million, and the Company retained the subordinated Class M Notes with an initial principal amount of approximately $12.5 million. The Class A Notes bear interest at a per annum rate equal to 4.25% payable monthly and are scheduled to mature in July 2016, at which time the Company may redeem the Class A Notes or retain them as outstanding, although at an increased per annum interest rate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, or SEC, or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government laws, regulations or policies affecting our business, including actions taken by the U.S. Federal Reserve and the U.S. Treasury; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in this report and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IO” refers to an IO that represents the right to the interest component of cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE, or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing, re-performing and to a lesser extent non-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CLO” refers to collateralized loan obligations; and “CDO” refers to collateralized debt obligations.

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

We have endeavored to build in recent years a diversified investment portfolio that includes elements of interest rate and credit risk. We believe a portfolio diversified among interest rate and credit risks is best suited to delivering stable cash flows over various economic cycles. Under our investment strategy, our targeted assets currently include Agency ARMs, Agency fixed-rate RMBS, Agency IOs, multi-family CMBS, direct financing to owners of multi-family properties generally through mezzanine and preferred equity investments, and residential mortgage loans, including loans sourced from distressed markets. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related assets and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.  In addition, we will continue to seek new areas of opportunity in the residential space, including mortgage servicing rights which may complement our Agency IO strategy.

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To this end, we rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, and longer term structured financings, such as securitization and re-securitization transactions, with terms longer than one year.

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, CLOs and certain residential mortgage loans held in securitization trusts. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with The Midway Group, LP (“Midway”), RiverBanc, LLC (“RiverBanc”) and Headlands Asset Management LLC (“Headlands”), with Midway providing investment management services with respect to our investments in Agency IOs, RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt investments, and Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans. Prior to 2012, we were also a party to an advisory agreement with Harvest Capital Strategies LLC (“HCS”), which was terminated effective December 31, 2011.

Key Second Quarter 2013 Developments

Public Offering of Common Stock

On April 29, 2013, we entered into an underwriting agreement whereby the underwriters agreed to purchase 13,600,000 shares of our common stock from us at a price of $6.96 per share. On May 3, 2013, we closed on the issuance of 13,600,000 shares of common stock to the underwriters, resulting in net proceeds of approximately $94.5 million, after deducting estimated offering expenses.

Public Offering of Series B Cumulative Preferred Stock

On May 28, 2013, we entered into an underwriting agreement for the issuance and sale of 3.0 million shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a liquidation preference of $25.00 per share, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses payable by us. On June 4, 2013, we closed on the issuance and sale of the 3.0 million shares of Series B Preferred Stock.

Multi-Family CMBS Transaction

In May 2013, we purchased a first loss PO security and certain IO securities issued by a Freddie Mac-sponsored multi-family K-Series securitization for an aggregate purchase price of approximately $41.2 million. We financed the purchase of these multi-family CMBS with proceeds from the public offering of common stock discussed above.

Acquisition of Pool of Distressed Residential Mortgage Loans

In May 2013, we purchased a pool of distressed residential mortgage loans, consisting of performing, re-performing and to a lesser extent non-performing, fixed and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties for an aggregate purchase cost of approximately $132.4 million. We financed our purchase of these distressed residential mortgage loans with proceeds from the public offering of common stock and preferred stock discussed above and available short-term financings.

Second Quarter 2013 Common Stock and Preferred Stock Dividend

On June 18, 2013, our Board of Directors (the “Board”) declared a regular quarterly cash dividend of $0.27 per share on shares of our common stock for the quarter ended June 30, 2013. The dividend was paid on July 25, 2013 to our common stockholders of record as of June 28, 2013.

Also, in accordance with the terms of the Series B Preferred Stock of the Company, the Board declared a Series B Preferred Stock cash dividend of $0.22066 per share of Series B Preferred Stock for the partial quarterly period that began on June 4, 2013 and ended on July 14, 2013. This dividend was paid on July 15, 2013 to holders of record of Series B Preferred Stock as of July 1, 2013.

Subsequent Events

Completion of Distressed Residential Mortgage Loans Securitization Transaction

On July 12, 2013, the Company, through a wholly owned subsidiary, effected a securitization transaction with an initial term of three years. The transaction involved the financing of certain distressed residential mortgage loans with an aggregate unpaid principal balance of approximately $125.8 million. The transaction involved the issuance of Class A Notes and Class M Notes pursuant to an indenture. The Class A Notes were privately placed with a qualified institutional buyer resulting in gross proceeds of approximately $75.3 million, and the Company retained the subordinated Class M Notes with an initial principal amount of approximately $12.5 million. See Note 22 included in Part I, Item 1 of the Quarterly Report on Form 10-Q.

Current Market Conditions and Commentary

General. The U.S. economy grew modestly during the second quarter of 2013, with real gross domestic product (“GDP”) estimated to have expanded by 1.7% in the second quarter of 2013. The U.S. Department of Labor estimates that the unemployment rate was at 7.4% as of the end of July 2013, down from 7.6% in March 2013. According to the U.S. Department of Labor, total nonfarm payroll employment increased by 162,000 in July 2013, down from 195,000 new jobs in June 2013. However, while the most recent GDP data exhibits signs of a sluggish continued recovery, most participants in the Federal Reserve Open Market Committee (the “FOMC”) meeting in June 2013 anticipate that growth of real GDP will pick up somewhat in the second half of 2013, which should provide for a gradual decline in the unemployment rate.

As disclosed in our prior periodic reports, the Federal Reserve has undertaken three rounds of quantitative easing in an effort to support a stronger economic recovery and to help ensure that inflation, over time, is at a rate that is most consistent with the Federal Reserve’s dual mandate of fostering maximum employment and price stability. The most current version of the Federal Reserve’s quantitative easing program, which is referred to as “QE3,” involves the purchase by the Federal Reserve of Agency RMBS at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month, as well as the reinvestment of principal payments from its holdings of Agency debt and Agency RMBS in Agency RMBS and the rolling over of maturing U.S. Treasury securities at auction. The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper the pace of purchases of Agency RMBS as early as June 2013. In June 2013, the FOMC introduced more formal unemployment rate and inflation targets, with Chairman Bernanke announcing on June 19, 2013 that the Federal Reserve would begin to scale back Agency RMBS purchases later in 2013 if the economy continued to improve in line with the FOMC’s current projections and that such purchases would cease entirely when the unemployment rate reached 7%. The Federal Reserve’s current expectation is that 7% unemployment is achievable by mid-year 2014. In his semiannual monetary report before the U.S. House of Representatives’ Financial Services Committee on July 17, 2013, Chairman Bernanke indicated that if the incoming economic data confirms a strengthening labor market and inflation moving back toward the Federal Reserve’s 2 percent target, the FOMC anticipates that it would be appropriate to begin to moderate their monthly pace of Agency RMBS purchases later in 2013, but then softened the statement by noting that any such moderation in purchases could be adjusted depending on incoming economic data.

The market reaction to the possible tapering of QE3 occurring in 2013 was extremely negative. The rate on ten-year U.S. Treasury notes moved sharply higher during the second quarter of 2013. After hitting an intra-quarter low of 1.63% in early May, the market sold off significantly, reaching a high above 2.60% before closing the quarter at 2.49%. During the course of these events, Agency RMBS underperformed dramatically, as evidenced by significantly lower pricing on these assets. The 30-year mortgage rate mirrored the move in the markets, rising from 3.57% at the end of the first quarter to 4.46% as of the end of June. Despite Chairman Bernanke’s remarks before the House Financial Services Committee and the sluggish expansion of GDP in the first half of 2013, the markets appear to have priced in the expectation that the FOMC will begin to taper in the near term. We believe this uncertainty and the uncertainty surrounding the appropriate landing spot for benchmark interest rates following the end of quantitative easing has the potential to continue to weigh on Agency RMBS in the coming months. The predictions for the future of QE aside, the FOMC has maintained its intent to keep the target range for the federal funds rate between 0% and 0.25% until either the unemployment rate drops below 6.5% or the projected inflation rate over the next one to two years increases above 2.5% and longer-term inflation expectations continue to be well anchored.

The market movements outlined above have had a meaningful negative impact on our existing Agency RMBS portfolio (including our Agency IOs), which suffered from negative price movements outside of our hedged expectations, but have generally had a positive impact on the valuations for our multi-family CMBS and distressed residential mortgage loans, thereby mitigating to a large extent the downside impact of these events on our overall portfolio. We expect that these overall market conditions may continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Single-Family Homes and Residential Mortgage Market. The residential real estate market has shown signs of continued improvement in the second quarter of 2013. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2013 showed that, on average, home prices increased by 12.2% for the 20-City Composite as compared to May 2012. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts were at a seasonally adjusted annual rate of 836,000, which is more than 10% higher than the June 2012 rate but approximately 9.9% below starts in May 2013.

Multi-family Housing.  Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes, such as apartment buildings, which are included in the housing starts number set forth in the immediately preceding paragraph, dipped in June 2013 to an annual rate of 245,000 units, which is approximately 26% below activity in the prior month. However, while multi-family construction slowed in June, starts for multi-family properties during the first half of 2013 are up significantly when compared to the same time last year. We believe the performance of multi-family housing in the past year is due, in part, to a significant decline in new construction during the recent economic downturn and increased demand from former homeowners, which has driven stronger rental income growth across the country. In turn, these factors have led to recent valuation recovery for multi-family properties and negligible delinquencies on new multi-family loans originated by Freddie Mac and Fannie Mae.

Recent Government Actions. In recent years, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have taken numerous actions to stabilize or improve market and economic conditions in the U.S. or to assist homeowners and may in the future take additional significant actions that may impact our portfolio and our business. A description of recent government actions that we believe are most relevant to our operations and business is included under this same caption in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”) and above under “—General”.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. The most recent bill to receive serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner Bill, which was introduced in the U.S. Senate. This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. In addition, members of the U.S. House of Representatives recently introduced the Protecting American Taxpayers and Homeowners Act, a broad financing bill which serves as a counterpart to the Corker-Warner Bill. It remains unclear whether these or any other proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of these bills. It is unclear how the proposals would impact housing finance, and what impact, if any, they will have on mortgage REITs.

Credit Spreads. Credit spreads in the residential and commercial markets have generally continued to tighten further during first half of 2013, continuing a trend exhibited during a significant part of 2012. Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IOs are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Financing markets and liquidity. The availability of repurchase agreement financing for our Agency RMBS portfolio remains stable with interest rates between 0.33% and 0.43% for 30 day repurchase agreements for Agency ARMs and Agency fixed-rate RMBS. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.19% at June 28, 2013, marking a decrease of approximately 1 basis point from December 31, 2012. Longer term interest rates were increased as of June 28, 2013 as compared to the 2012 year end, with the 10-year U.S. Treasury Rate increasing by approximately 73 basis points to 2.5%.  We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves.

In addition, financing and liquidity for commercial real estate securities and other credit sensitive assets have continued show signs of improvement, both in terms of financing rates and availability, as evidenced by the four longer-term structured financings we have completed since May 2012.

Prepayment rates. As a result of the significant increase in long-term interest rates in June 2013, prepayment speeds have slowed considerably, particularly for refinancings. However, during the year prior to June 2013, various government initiatives, particularly HARP II, and relatively low intermediate and longer-term treasury yields, pushed rates on conforming mortgages to historical lows, which resulted in elevated prepayment rates on our Agency RMBS, as indicated in the table set forth under the caption “—Results of Operations—Prepayment Experience.”

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

The Company’s valuation methodologies are described in “Note 16 – Fair Value of Financial Instruments” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of June 30, 2013, we owned 100% of the first loss securities of the “Consolidated K-Series”. The Consolidated K-Series collectively represents five separate Freddie Mac-sponsored multi-family loan K-Series securitizations of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, interest income and expense in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

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

 Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Investment Allocation

The following tables set forth our allocated equity by investment type at June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

At June 30, 2013:

	Agency RMBS(1)	Agency IOs	Multi-Family CMBS(2)	Distressed Residential Loans	Residential Securitized Loans	Other(3)	Total

Carrying value	$807,744	$130,298	$269,015	$189,894	$177,180	$42,317	$1,616,448
Liabilities:
Callable(4)	(744,354)	(89,822)	(12,787)	(40,000)	—	(8,190)	(895,153)
Non-callable	—	—	(79,060)	(38,700)	(171,043)	(45,000)	(333,803)
Hedges (Net)(5)	4,508	11,880	—	3,273	—	—	19,661
Cash	—	16,737	—	—	—	53,267	70,004
Other	2,959	2,189	1,939	5,655	1,100	(17,671)	(3,829)
Net equity allocated	$70,857	$71,282	$179,107	$120,122	$7,237	$24,723	$473,328

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements.  A reconciliation to our financial statements as of June 30, 2013 follows:

Multi-Family loans held in securitization trusts, at fair value	$6,760,390
Multi-Family CDOs, at fair value	(6,574,003)
Net carrying value	186,387
Investment securities available for sale, at fair value held in securitization trusts	82,628
Total CMBS, at fair value	269,015
Securitized debt	(79,060)
Repurchase agreement	(12,787)
Other	1,939
Net Equity in Multi-Family CMBS	$179,107

(3)

Other includes CLOs having a carrying value of $32.1 million, as well as loans held for investment and non-Agency RMBS. Other callable liabilities include an $8.2 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 to the Three and Six Months Ended June 30, 2012

For the three and six months ended June 30, 2013, we reported net income attributable to common stockholders of $11.2 million and $26.6 million, respectively as compared to net income attributable to common stockholders of $5.1 million and $11.0 million, respectively for the same periods in 2012. The main components of the change in net income for the three and six months ended June 30, 2013 as compared to the same periods for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	$ Change	2013	2012	$ Change
Net interest income	$13,967	$5,881	$8,086	$27,038	$12,125	$14,913
Total other income	$2,766	$2,233	$533	$9,144	$4,597	$4,547
Total general, administrative and other expenses	$4,644	$2,658	$1,986	$8,579	$5,376	$3,203
Income from operations before income taxes	$12,089	$5,456	$6,633	$27,603	$11,346	$16,257
Income tax expense	$189	$467	$(278)	$320	$467	$(147)
Net income	$11,900	$4,989	$6,911	$27,283	$10,879	$16,404
Preferred stock dividends	$(662)	$-	$(662)	$(662)	$-	$(662)
Net income attributable to common stockholders	$11,238	$5,137	$6,101	$26,621	$10,976	$15,645
Basic income per common share	$0.19	$0.34	$(0.15)	$0.49	$0.75	$(0.26)
Diluted income per common share	$0.19	$0.34	$(0.15)	$0.49	$0.75	$(0.26)

In general, the significant increase in a number of the line items set forth above are largely a function of the growth in the Company’s stockholders’ equity from $113.0 million as of June 30, 2012 to $473.3 million as of June 30, 2013 and the corresponding growth in the size of the Company’s portfolio of interest earning assets, each of which has been fueled by the Company’s issuance of common and preferred equity in public offerings during the past twelve months.

Net interest income for the three and six months ended June 30, 2013 more than doubled compared to the same periods in the prior year due, in large part, to an increase of $1.1 billion in average interest earning assets for each of the three and six month periods ended June 30, 2013 as compared to the same periods in 2012.   The Company’s portfolio net interest margin was 348 basis points for the quarter ended June 30, 2013 as compared to net interest margin of 595 basis points for the quarter ended June 30, 2012 and 348 basis points for the quarter ended March 31, 2013.   The decrease in net interest margin for the quarter ended June 30, 2013 as compared to the same period in 2012 was largely attributable to a decreased emphasis in the Company’s IO strategy as a percentage of invested equity and an increased position in its levered Agency fixed-rate and Agency ARM strategy.

Total other income increased by $0.5 million and $4.5 million for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012, respectively. The changes in total other income for the three and six months ended June 30, 2013 as compared to the same periods in 2012 were primarily driven by:

●

an increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $6.8 million and $11.8 million for the three and six months ended June 30, 2013, respectively. The increase in unrealized gains on multi-family loans and debt held in securitization trusts was due to improved credit spreads as well as a significant increase in our investment in multi-family CMBS as compared to the corresponding prior year periods.  As of June 30, 2013, the net carrying value of our multi-family CMBS, which measures unrealized gains and losses through earnings, amounts to approximately $186.4 million as compared to $86.8 million at June 30, 2012. Credit spreads on these assets have continued to benefit in 2013 from improved credit market conditions and greater demand by investors for this product, resulting in increased valuations for our multi-family CMBS investments; and

●

an increase in unrealized gains on investment securities and related hedges of $1.9 million and $5.2 million for the three and six months ended June 30, 2013, respectively, and an increase in realized loss on investment securities and related hedges of $8.0 million and $12.3 million for the three and six months ended June 30, 2013, respectively, which were primarily related to our Agency IO strategy. The increased rate volatility combined with illiquidity in the inverse IO market resulted in larger than expected losses in this strategy.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
General, Administrative and Other Expenses	2013	2012	$ Change	2013	2012	$ Change
Salaries, benefits and directors’ compensation	$494	$598	$(104)	$1,091	$1,106	$(15)
Professional fees	499	307	192	1,233	919	314
Management fees	1,687	1,180	507	3,242	2,215	1,027
Expenses on distressed residential mortgage loans	1,117	-	1,117	1,566	-	1,566
Other	847	573	274	1,447	1,136	311
Total	$4,644	$2,658	$1,986	$8,579	$5,376	$3,203

General, administrative and other expenses increased by $2.0 million and $3.2 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase was due primarily to an increase of $1.1 million and $1.6 million in expenses related to our distressed residential mortgage loan investments, which included a one-time expense of $0.4 million for the purchase of the $132.4 million of distressed residential mortgage loans in the second quarter, an increase of $0.5 million and $1.0 million in management fees and an increase $0.2 million and $0.3 million in professional fees. The increase in management fees is driven in large part by the increase in assets managed by our external managers.  The increase in expenses on distressed residential mortgage loans is due to the significant increase in our investment in this asset class as compared to the previous period. As of June 30, 2013, we owned distressed residential mortgage loans having a carrying value of approximately $189.9 million. There were no distressed residential mortgage loans at June 30, 2012. The increase in other categories is largely a result of the growth of our stockholders’ equity and balance sheet.

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

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions)(1)	Weighted Average Cash Yield on Interest Earning Assets(3)	Cost of Funds(4)	Net Interest Spread(5)
June 30, 2013(2)	$1,524.1	4.89%	1.41%	3.48%
March 31, 2013(2)	$1,446.1	4.86%	1.38%	3.48%
December 31, 2012(2)	$1,350.2	4.46%	1.13%	3.33%
September 30, 2012(2)	$698.5	5.99%	1.29%	4.70%
June 30, 2012(2)	$409.4	7.28%	1.33%	5.95%
March 31, 2012(2)	$396.4	7.59%	1.01%	6.58%
December 31, 2011	$372.9	7.17%	0.97%	6.20%
September 30, 2011	$369.8	8.04%	0.89%	7.15%

(1)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

(4)

Our Cost of Funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments and distressed residential mortgage loans, Residential CDOs and Securitized Debt for the quarter.

(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Interest Earning Assets and our Cost of Funds.

Prepayment Experience

The following table sets forth the constant prepayment rates for selected asset classes, by quarter:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average
June 30, 2013	22.2%	6.4%	21.9%	18.0%	6.5%	15.4%
March 31, 2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%
June 30, 2012	24.8%	N/A	19.4%	15.2%	7.4%	16.6%
March 31, 2012	18.1%	N/A	19.6%	13.3%	8.1%	16.6%

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

 Portfolio Asset Yields for the Quarter Ended June 30, 2013

The following table summarizes the Company’s significant assets at and for the quarter ended June 30, 2013, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupon(1)	Yield(1)	CPR(1)
Agency ARMs	$227,669	2.94%	1.19%	22.2%
Agency Fixed Rate RMBS	$580,075	2.95%	2.03%	6.4%
Agency IOs	$130,298	5.78%	8.14%	21.9%
CMBS(2)	$269,015	0.11%	11.79%	N/A
Distressed Residential Loans	$189,894	5.78%	8.83%	N/A
Residential Securitized Loans	$177,180	2.83%	2.78%	6.5%
CLOs	$32,118	4.11%	39.98%	N/A

(1)	Coupons, yields and CPRs are based on second quarter 2013 weighted average balances. Yields are calculated on amortized cost basis and do not reflect the effects of leverage.
(2)

CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

Financial Condition

As of June 30, 2013, we had approximately $8.6 billion of total assets, as compared to approximately $7.2 billion of total assets as of December 31, 2012. The increase in total assets is primarily a result of our consolidation of an additional Freddie Mac K-Series securitization in the second quarter of 2013 and our acquisition of a pool of distressed residential mortgage loans in the second quarter of 2013. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. See "Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale.  At June 30, 2013, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At June 30, 2013, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The following tables set forth the balances of our investment securities available for sale as of June 30, 2013 and December 31, 2012, respectively:

Balances of Our Investment Securities Available for Sale (dollar amounts in thousands):

June 30, 2013	Par Value	Carrying Value	% of Total
Agency RMBS:
ARMs	$222,084	$227,669	23.4%
Fixed Rate	566,763	580,075	59.6%
IOs	822,277	130,298	13.4%
Non-Agency RMBS	3,441	2,583	0.3%
CLOs	35,550	32,118	3.3%
Total	$1,650,115	$972,743	100.0%

December 31, 2012	Par Value	Carrying Value	% of Total
Agency RMBS:
ARMs	$259,851	$273,923	26.5%
Fixed Rate	591,254	627,944	60.7%
IOs	645,937	99,372	9.6%
Non-Agency RMBS	3,868	2,687	0.2%
CLOs	35,550	30,785	3.0%
Total	$1,536,460	$1,034,711	100.0%

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans that collateralize our CLOs grouped by range of outstanding balance and industry greater than 5% of outstanding balance as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

			As of June 30, 2013					As of December 31, 2012
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal	Number of Loans	Maturity Date			Total Principal
$0	-	$500	21	12/2013	-	4/2019	$8,047	32	8/2015	-	8/2019	$12,508
$500	-	$2,000	119	5/2014	-	5/2020	155,864	131	12/2013	-	12/2019	163,939
$2,000	-	$5,000	74	12/2014	-	2/2020	212,362	74	4/2013	-	12/2019	210,991
$5,000	-	$10,000	4	3/2014	-	5/2018	24,424	5	2/2013	-	5/2018	31,248
Over $10,000			1	3/2017			10,206	—	—			—
Total			219				$410,903	242				$418,686

June 30, 2013

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	22	$56,601	13.8%
Chemicals, Plastics and Rubber	16	36,095	8.8%
Diversified/Conglomerate Service	18	32,806	8.0%
Retail Store	15	27,522	6.7%
Leisure, Amusement, Motion Pictures & Entertainment	10	21,857	5.3%
Electronics	11	20,378	5.0%

December 31, 2012

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	23	$50,192	12.0%
Retail Store	19	35,746	8.5%
Diversified/Conglomerate Service	20	33,761	8.1%
Chemicals, Plastics and Rubber	17	32,058	7.7%
Electronics	15	25,544	6.1%
Beverage, Food & Tobacco	11	20,983	5.0%

Investment Securities Available for Sale Held in Securitization Trusts.  At June 30, 2013, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS contributed to both RB Commercial Trust 2012-RS1 (the “2012-RS1 Trust”) and New York Mortgage Securitization Trust 2012-1 (the “NYMST 2012-1 Trust”), both subsidiaries of the Company. The following table sets forth the balances of our investment securities available for sale held in securitization trusts as of June 30, 2013 and December 31, 2012:

Balances of Our Investment Securities Available for Sale Held in Securitization Trusts (dollar amounts in thousands):

June 30, 2013	Par Value	Carrying Value	% of Total
CMBS:
POs	$137,425	$46,454	56.2%
Floating Rate	50,388	25,455	30.8%
IOs	1,820,127	10,719	13.0%
Total	$2,007,940	$82,628	100.0%

December 31, 2012	Par Value	Carrying Value	% of Total
CMBS:
POs	$137,425	$37,448	52.6%
Floating rate	50,388	22,215	31.2%
IOs	1,825,203	11,496	16.2%
Total	$2,013,016	$71,159	100.0%

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized.

At June 30, 2013, residential mortgage loans held in securitization trusts totaled approximately $177.2 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with ARM mortgage loans and real estate owned held in residential securitization trusts was $7.2 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 81.9% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	Number of Loans	Par Value	Weighted Average Coupon	Carrying Value
June 30, 2013	452	$179,430	2.91%	$177,180
December 31, 2012	474	$189,009	3.08%	$187,229

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of June 30, 2013 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance (dollar amounts in thousands)	$440	$2,950	$48
Current Coupon Rate	2.91%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.30%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	262	270	229
Average Months to Reset	3	11	1
Original Average FICO Score	728	818	593
Original Average LTV	70.38%	95.00%	13.94%

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

The following tables detail activity for the residential mortgage loans held in securitization trusts (net) for the six months ended June 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$189,009	$1,198	$(2,978)	$187,229
Principal repayments	(9,432)	—	—	(9,432)
Provision for loan loss	—	—	(528)	(528)
Transfer to real estate owned	(147)	—	83	(64)
Charge-Offs	—	—	36	36
Amortization for premium	—	(61)	—	(61)
Balance, June 30, 2013	$179,430	$1,137	$(3,387)	$177,180

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2012	$208,934	$1,317	$(3,331)	$206,920
Principal repayments	(8,743)	—	—	(8,743)
Provision for loan loss	—	—	(298)	(298)
Transfer to real estate owned	(2,467)	—	898	(1,569)
Charge-Offs	—	—	127	127
Amortization for premium	—	(59)	—	(59)
Balance, June 30, 2012	$197,724	$1,258	$(2,604)	$196,378

    Distressed Residential Mortgage Loans Held in Securitization Trust and Distressed Residential Mortgage Loans. Distressed residential mortgage loans held in securitization trust and distressed residential mortgage loans are comprised of pools of performing, re-performing and to a lesser extent non-performing, fixed and adjustable rate, residential mortgage loans. The distressed residential mortgage loans held in securitization trust were acquired in the fourth quarter of 2012 and transferred to a trust as part of a securitization transaction. Another pool of distressed residential mortgage loans was acquired in the second quarter of 2013.

At June 30, 2013 and December 31, 2012, distressed residential mortgage loans held in securitization trust, had a carrying value of $58.2 million and $60.5 million, respectively.  The Company’s net investment in the securitization trust, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trust, was $25.1 million at June 30, 2013.

    At June 30, 2013, distressed residential mortgage loans had a carrying value of $131.7 million. The Company’s distressed residential mortgage loans with an unpaid principal balance of $82.2 million at June 30, 2013 are pledged as collateral for a $40.0 million repurchase agreement with a third party financial institution. A portion of this pool was securitized in July 2013 as discussed above under “ – Subsequent Events – Completion of Distressed Residential Mortgage Loans Securitization Transaction.”

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trust at June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Weighted Average Coupon	Carrying Value
June 30, 2013	1,858	$244,599	6.00%	$189,894
December 31, 2012	513	$91,831	5.63%	$60,459

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Loans Held in Securitization Trusts:

The following tables set forth characteristics of our distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trust as a percentage of carrying value as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Loan to Value at Purchase	June 30, 2013	December 31, 2012
50.00% or less	5.9%	1.5%
50.01% - 60.00%	6.2%	2.6%
60.01% - 70.00%	9.0%	7.1%
70.01% - 80.00%	9.4%	6.5%
80.01% - 90.00%	17.4%	20.2%
90.01% - 100.00%	12.6%	13.4%
100.01% and over	39.5%	48.7%
Total	100.0%	100.0%

FICO Scores at Purchase	June 30, 2013	December 31, 2012
550 or less	14.5%	16.3%
551 to 600	19.8%	21.6%
601 to 650	24.8%	30.9%
651 to 700	20.1%	16.6%
701 to 750	13.3%	10.7%
751 to 800	6.7%	2.5%
801 and over	0.8%	1.4%
Total	100.0%	100.0%

Occupancy	June 30, 2013	December 31, 2012
Owner Occupied	89.4%	91.4%
Second/Vacation Home	2.3%	0.6%
Investor Property	8.3%	8.0%
Total	100.0%	100.0%

Property Type	June 30, 2013	December 31, 2012
Single Family	77.9%	80.8%
Condominium	5.9%	5.6%
Cooperative	1.3%	1.1%
Planned Unit Development	7.5%	9.3%
Two to Four Family	7.4%	3.2%
Total	100.0%	100.0%

Origination Year	June 30, 2013	December 31, 2012
2005 or earlier	37.2%	23.3%
2006	14.7%	7.1%
2007	43.0%	58.4%
2008	2.8%	4.1%
2009	0.8%	2.4%
2010	0.9%	2.8%
2011	0.3%	0.9%
2012	0.3%	1.0%
Total	100.0%	100.0%

The following table sets forth the status of our distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trust as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	June 30, 2013
	Total Unpaid Principal	Total Carrying Value
Performing and Re-performing	$241,323	$187,532
Non-performing (over 90 days late)	3,276	2,362
Total	$244,599	$189,894

	December 31, 2012
	Total Unpaid Principal	Total Carrying Value
Performing and Re-performing	$91,831	$60,459
Non-performing (over 90 days late)	-	-
Total	$91,831	$60,459

The following table details activity for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trust for the six months ended June 30, 2013:

	Principal	Accretable Discount	Non-Accretable Discount	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$91,831	$(18,951)	$(12,421)	$—	$60,459
Purchases	156,944	(8,673)	(15,899)	—	132,372
Principal repayments	(4,176)	530	358	—	(3,288)
Allowance for loan losses	—	—	—	(128)	(128)
Transfers	—	—	—	—	—
Charge-Offs	—	—	—	—	—
Accretion of discount	—	479	—	—	479
Balance, June 30, 2013	$244,599	$(26,615)	$(27,962)	$(128)	$189,894

There were no distressed residential mortgage loans held in securitization trust and distressed residential mortgage loans as of June 30, 2012.

Multi-Family Loans Held in Securitization Trusts. As of June 30, 2013 and December 31, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five and four Freddie Mac-sponsored multi-family K-Series securitizations as of June 30, 2013 and December 31, 2012, respectively, of which we, or one of our SPEs, own the first loss POs and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, interest income and interest expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations. As of June 30, 2013 and December 31, 2012, the Consolidated K-Series was comprised of $6.8 billion and $5.4 billion, respectively in multi-family loans held in securitization trusts and $6.6 billion and $5.3 billion, respectively in multi-family CDOs.  The increase in balances at June 30, 2013 as compared to December 31, 2012 is primarily a result of our consolidation of an additional Freddie Mac K-Series securitization in the second quarter of 2013. In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the six months ended June 30, 2013 included $99.8 million in interest income and $91.9 million in interest expense, respectively. Also, we recognized a $16.0 million unrealized gain in the statement of operations for the six months ended June 30, 2013 as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $186.4 million and $123.3 million as of June 30, 2013 and December 31, 2012, respectively.

Multi-Family CMBS Loan Characteristics

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of June 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands, except as noted):

	June 30, 2013	December 31, 2012
Current balance of loans	$11,461,539	$9,932,167
Number of loans	683	609
Weighted average original LTV	69.3%	69.2%
Weighted average underwritten debt service coverage ratio	1.49x	1.49x
Current average loan size	$16,781	$16,309
Weighted average original loan term (in months)	110	108
Weighted average current remaining term (in months)	87	89
Weighted average loan rate	4.42%	4.54%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
Texas	14.0%	14.0%
California	12.7%	13.6%
Florida	6.8%	7.4%
New York	6.5%	6.8%
Georgia	5.4%	5.4%
Washington	5.0%	5.0%

Financing Arrangements, Portfolio Investments. As of June 30, 2013, we had approximately $855.2 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less. As of June 30, 2013, the current weighted average borrowing rate on these financing facilities was 0.56%. For the three months ended June 30, 2013, the ending balance, quarterly average and maximum balance at any month-end for our repurchase agreement borrowings were $855.2 million, $885.9 million and $924.7 million, respectively.

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

 Financing Arrangements, Distressed Residential Mortgage Loans.  As of June 30, 2013, the Company had $40.0 million of repurchase agreement borrowing related to its distressed residential mortgage loans with a maturity date of July 26, 2013 and an interest rate of 5.20%.  At June 30, 2013, the distressed residential mortgage loans pledged by the Company as collateral for the repurchase agreement had unpaid principal balance of $82.2 million.

Multi-Family Collateralized Debt Obligations. As of June 30, 2013 and December 31, 2012, we had $6.6 billion and $5.3 billion, respectively of multi-family collateralized debt obligations, or Multi-Family CDOs.  As of June 30, 2013 and December 31, 2012, respectively, the current weighted average interest rate on these CDOs was 4.45% and 4.59%.  These Multi-Family CDO’s are obligations of the Consolidated K-Series.  We determined that we are the primary beneficiary of the Consolidated K-Series and have consolidated the Consolidated K-Series into our financial statements.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our maximum exposure to loss from the Consolidated K-Series is the aggregate net carrying value of our investment, which amounts to $186.4 million and $123.3 as of June 30, 2013 and December 31, 2012, respectively.

Securitized Debt.  The securitized debt represents the notes issued in (i) our May 2012 multi-family CMBS re-securitization transaction, (ii) our November 2012 multi-family CMBS collateralized recourse financing transaction and (iii) our December 2012 distressed residential mortgage loan securitization transaction. As of June 30, 2013 and December 31, 2012, we had $117.8 million and $117.6 million of securitized debt, respectively.  Refer to Note 13 of our unaudited condensed consolidated financial statements included in this report for more information on Securitized Debt.

Subordinated Debentures. As of June 30, 2013, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.11%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At June 30, 2013, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $3.2 million. At December 31, 2012, the Company had $358.4 million of notional amount of interest rate swaps outstanding with a fair market liability value of $1.7 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

The Company uses To-Be-Announced securities, or TBAs, U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk, as well as spread risk associated with its investments in Agency IOs. For example, we may utilize TBAs to hedge the interest rate or yield spread risk inherent in our long Agency RMBS positions associated with our investments in Agency IOs by taking short positions in TBAs that are similar in character. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable. Because we have not designated these forward commitments associated with our Agency IOs as hedging instruments, realized and unrealized gains and losses associated with these TBAs, U.S. Treasury securities and U.S. Treasury futures and options are recognized through earnings in the condensed consolidated statements of operations.

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

In connection with our investment in Agency IOs, we utilize several types of derivative instruments to hedge the overall risk profile of these investments. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with no minimal ability to adjust over the life of the transaction. Because we and Midway are frequently adjusting these derivative instruments in response to current market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments.

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at June 30, 2013 was $473.3 million and included $2.7 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $16.4 million in unrealized gains related to our CLOs, $11.4 million in net unrealized gains related to our CMBS, $3.2 million in unrealized derivative gain related to cash flow hedges, partially offset by $28.3 million in unrealized losses related to our Agency RMBS and Non-Agency RMBS. Stockholders’ equity at December 31, 2012 was $322.0 million and included $18.1 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2012 consisted of $17.3 million in unrealized gains related to our CLOs, $2.7 million in net unrealized gains related to our CMBS, partially offset by $1.7 million in unrealized derivative losses related to cash flow hedges and $0.2 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. The significant increase in unrealized losses related to our Agency RMBS and non-Agency RMBS was largely driven by the decline in the price of our Agency RMBS outside of our hedged expectations.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and six months ended June 30, 2013 (amounts in thousands, except per share):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$327,270	49,966	$6.55	$322,006	49,575	$6.50
Common stock issuance, net	95,944	13,789		98,440	14,180
Preferred stock issuance, net	72,397			72,397
Preferred stock liquidation preference	(75,000)			(75,000)
Balance after share issuance activity	420,611	63,755	6.60	417,843	63,755	6.55
Dividends declared	(17,214)		(0.27)	(30,705)		(0.48)
Net change AOCI: (2)
Hedges	4,214		0.07	4,898		0.08
RMBS	(23,583)		(0.37)	(28,099)		(0.44)
CMBS	4,782		0.07	8,639		0.13
CLOs	(1,720)		(0.03)	(869)		(0.01)
Net income	11,238		0.18	26,621		0.42
Ending Balance	$398,328	63,755	$6.25	$398,328	63,755	$6.25

(1)	Outstanding shares used to calculate book value per share for the quarter ended period is based on outstanding shares as of June 30, 2013 of 63,754,730.
(2)	Accumulated other comprehensive income (“AOCI”).

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management and incentive fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments, while the principal only multi-family CMBS we invest in are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years. In addition, depending on market conditions, the sale of investment securities, structured financings or capital market transactions may provide additional liquidity. However, our intention is to meet our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

During the six months ended June 30, 2013, we were provided net cash of $21.5 million, as a result of $109.5 million provided by financing activities and $28.1 million of cash provided by operating activities, offset by $116.1 million used in investing activities. Our financing activities primarily included net proceeds from common and preferred stock issuances of $170.3 million and $6.0 million in proceeds from financing arrangements, partially offset by $29.9 million in payments made on multi-family CDOs, $26.9 million in dividends paid and $10.0 million in payments made on residential CDOs. Our investing activities primarily included $132.4 million of purchases of distressed residential mortgage loans, $60.5 million of purchases of investment securities, $41.2 million in loans held in multi-family securitization trusts, $8.4 million in net payments on other derivative instruments settled during the period and $2.0 million in purchases of other assets, partially offset by $70.3 million in principal paydowns on investment securities available for sale, $29.9 million in principal repayments received on multi-family loans held in securitization trusts, $15.2 million in restricted cash, $9.7 million in principal repayments received on residential mortgage loans held in securitization trusts, $1.9 million in principal payments received on distressed residential mortgage loans held in securitization trust and $1.3 million of proceeds from sales of investment securities.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed.  In those cases where we utilize some form of structured financing, be it through CDOs or securitized debt (including financings similar to our CMBS Master Repurchase Agreement), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of their use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests.  At June 30, 2013, we had cash and cash equivalents balances of $53.3 million. The increase in cash and cash equivalents from $31.8 million at December 31, 2012 corresponds to our increase in stockholders’ equity as of June 30, 2013.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements (typically 30 days) to finance the more liquid assets in our investment portfolio, such as Agency RMBS and CLOs. As of June 30, 2013, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of June 30, 2013, we had an aggregate amount at risk under our short-term repurchase agreements with eleven counterparties of approximately $71.1 million, with no greater than approximately $21.7 million at risk with any single counterparty. The volatility in the market place during the second quarter of 2013 has not had an impact on our liquidity or our ability to finance our more liquid assets through short-term repurchase agreements.

At June 30, 2013, the Company had short-term repurchase agreement borrowings to finance its investment portfolio of $855.2 million as compared to $889.1 million as of December 31, 2012. In addition to our excess cash, the Company has $64.6 million in unencumbered securities, including $46.8 million of RMBS, of which $44.3 million are Agency RMBS.  The $53.3 million of cash, the $46.8 million in RMBS, and the $16.7 million held in overnight deposits in our Agency IO portfolio (included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 13.7% of our financing arrangements, portfolio investments as of June 30, 2013, are liquid and could be monetized to pay down or collateralize the liability immediately.

Also outstanding at June 30, 2013 was $40.0 million of short-term repurchase agreement borrowings to finance a portion of our distressed residential mortgage loans at an interest rate of 5.20%.  At June 30, 2013, the distressed residential mortgage loans pledged by the Company as collateral for the repurchase agreement had unpaid principal balance of $82.2 million. In connection with the securitization transaction discussed above under “ – Subsequent Events – Completion of Distressed Residential Mortgage Loans Securitization Transaction,” we repaid the borrowings under this repurchase agreement in full subsequent to June 30, 2013.

At June 30, 2013, we also had other longer-term debt, including Residential CDOs outstanding of $171.0 million, multi-family CDOs outstanding of $6.6 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $117.8 million.  The CDOs are collateralized by the residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued from (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2012 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012 distressed residential mortgage loan securitization transaction, which are described in Note 13 in our unaudited condensed consolidated financial statements.

As of June 30, 2013, our overall leverage ratio, including both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 2.2 to 1.  Our overall leverage ratio on our short term financings or callable debt was approximately 1.9 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, Eurodollar or other futures contracts to hedge interest rate risk associated with our investments in Agency RMBS (including Agency IOs). With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits will be made upon entering into these contracts and can be either cash or securities. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred.

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $238.4 million at June 30, 2013, and is included in payable for securities purchased on our consolidated balance sheet.

We also use U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk associated with our investments in Agency IOs and interest rate swap agreements and swaptions as a mechanism to reduce the interest rate risk of our Agency ARMs and mortgage loans held in securitization trusts.

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “—Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. See “—Key Second Quarter 2013 Developments” for information regarding public stock offerings completed by us in 2013.

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP.   On January 14, 2012, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP.  On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Stock Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of June 30, 2013, we have issued 480,014 shares of common stock under the equity distribution agreement.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See "—Results of Operations—Comparison of the Quarter and Six Months Ended June 30, 2013 to the Quarter and Six Months Ended June 30, 2012—Comparative Expenses" for more information regarding the management fees paid during the six months ended June 30, 2013.  In addition, pursuant to the terms of our former advisory relationship with HCS, we also may pay incentive compensation to HCS with respect to those assets of our company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On June 18, 2013, we declared a Series B Preferred Stock cash dividend of $0.22066 per share of Series B Preferred Stock for the partial quarterly period that began on June 4, 2013 and ended on July 14, 2013. This dividend was paid on July 15, 2013 to holders of record of Series B Preferred Stock as of July 1, 2013.

On June 18, 2013, we declared a 2013 second quarter cash dividend of $0.27 per common share, which is the same amount that was declared for the 2013 first quarter. The dividend was paid on July 25, 2013 to common stockholders of record as of June 28, 2013.  The dividend was paid out of our working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT status, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 4% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral) to up to 35% (in the case of CLO collateral). While our repurchase agreement financing results in us recording a liability to the counterparty in our condensed consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender (including accrued interest receivable on such collateral).

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $86.3 million at June 30, 2013 with a net exposure of $4.5 million. We have outstanding repurchase agreement borrowings with Deutsche Bank Securities in the amount of $89.8 million at June 30, 2013 with a net exposure of $5.7 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $92.3 million at June 30, 2013 with a net exposure of $6.4 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245.0 million notional with a net exposure of $1.7 million.  In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K and our subsequent periodic reports filed with the SEC.

We seek to manage risks that we believe will impact our business including, interest rates, liquidity, prepayments, credit quality and market value. When managing these risks we consider the impact on our assets, liabilities and derivative positions. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to generate risk-adjusted total returns that we believe compensate us appropriately for those risks and to maintain capital levels consistent with the risks we take.

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

 Interest Rate Risk

Interest rates are sensitive to many factors, including governmental, monetary, tax policies, domestic and international economic conditions, and political or regulatory matters beyond our control. Changes in interest rates affect the value of the financial assets we manage and hold in our investment portfolio and the variable-rate borrowings we use to finance our portfolio.  Changes in interest rates also affect the interest rate swaps, caps, financial futures, TBAs and other securities or instruments we use to hedge our portfolio.

Our net interest income depends on differences between the yields earned on our investments and our cost of borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During periods of rising interest rates, the borrowing costs associated with our floating rate debt and repurchase agreements tend to increase while the income earned on many of our investments may remain substantially unchanged until the interest rate on those particular investments resets, if at all. Such a mismatch results in a narrowing of the net interest spread between our assets and related borrowings and may even result in losses. The severity of any such decline will depend upon the composition of our assets and liabilities at the time as well as the magnitude and duration of the interest rate increase.

For example, we hold RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest assets. Thus, it is likely that our floating rate borrowings, such as our repurchase agreements, will react to interest rates before our RMBS. In addition, the interest rates on our Agency fixed-rate RMBS will not change the during the life of the security, while the interest rates on our Agency ARMs backed by hybrid ARMs may be limited to a “periodic cap,” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting the expected cash flows of our RMBS. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS, as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay more slowly than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income.

We seek to manage interest rate risk in our portfolio by utilizing interest rate swaps, swaptions, caps, and Eurodollars with the goal of optimizing net interest income while attempting to avoid risk that we believe is inappropriate in light of our expected total returns. Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations. We do not enter in any of these transactions for speculative purposes.

We utilize a model-based risk analysis system to assist in projecting portfolio interest rate sensitivity over a scenario of different interest rates. The model incorporates shifts in interest rates, changes in prepayments and other factors impacting the interest rate sensitivity of our financial assets, liabilities and hedging instruments.

Based on the results of the model, the instantaneous changes in interest rates specified below would have the following effect on net interest income for the next 12 months based on our assets and liabilities as of June 30, 2013 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$602
+100	$3,091
-100	$(16,179)

Interest rate changes may also impact our net book value as our financial assets and related hedge derivatives are marked-to-market each quarter. Generally, as interest rates increase, the value of our mortgage assets will decrease, and conversely, as interest rates decrease, the value of such investments will increase. In general, we expect that, over time, decreases in the value of our portfolio attributable to interest rate changes will be offset, to the degree we are hedged, by increases in value of our interest rate swaps or other financial instruments used for hedging purposes, and vice versa. However, the relationship between spreads on securities and spreads on our hedging instruments may vary from time to time, resulting in a net aggregate book value increase or decline. That said, unless there is a material impairment in value that would result in a payment not being received on a security or loan, or if we are forced to sell a security or loan due to liquidity concerns, changes in the book value of our portfolio will not directly affect our recurring earnings or our ability to make a distribution to our stockholders.

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

In the event the value of our assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chose not to provide on-going funding, we may unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over our repurchase agreements as they mature from time to time in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.

Prepayment Risk

When borrowers repay the principal on their residential mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and thereby, reduce the yield for residential mortgage assets purchased at a premium to their then current balance, as with our portfolio of Agency RMBS. Conversely, residential mortgage assets purchased for less than their then current balance, such as our distressed residential mortgage loans exhibit higher yields due to faster prepayments. Furthermore, prepayment speeds exceeding or lower than our modeled prepayment speeds impact the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. The impact of increasing prepayment rates, whether as a result of declining interest rates, government intervention in the mortgage markets or otherwise, is particularly acute with respect to our Agency IOs. Because the value of an IO security is wholly contingent on the underlying mortgage loans having an outstanding principal balance, an unexpected increase in prepayment rates on the pool of mortgage loans underlying the IOs could significantly negatively impact the performance of our Agency IOs.

Our modeled prepayments will help determine the amount of hedging we use to off-set changes in interest rates. If actual prepayment speeds are faster than modeled, the yield will be less than modeled in cases where we paid a premium for the particular residential mortgage asset. Conversely, when we have paid a premium, if actual prepayment rates experienced are slower than modeled, we would amortize the premium over a longer time period, resulting in a higher yield to maturity.

In an environment of increasing prepayment speeds, the timing difference between the actual cash receipt of principal paydowns and the announcement of the principal paydown may result in additional margin requirements from our repurchase agreement counterparties.

We seek to manage prepayment risk by constantly evaluating our residential mortgage assets relative to prepayment speeds observed for assets with a similar structure, quality and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances. Historically, we have not hedged 100% of our liability costs due to prepayment risk.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, CMBS and CLOs due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit the exposure of borrower defaults to the Company.

With respect to the $189.9 million of distressed residential loans the Company owned at June 30, 2013, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include  higher LTV’s and, in certain instances, delinquent loan payments.  Prior to the acquisition of distressed residential mortgage loans, our external investment manager validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home.

As of June 30, 2013, we own $197.6 million of first loss CMBS comprised of POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 27.0% of current par. As of June 30, 2013, we own approximately $32.1 million of notes issued by a CLO at a discounted purchase price equal to 44.2% of par. The securities are backed by a portfolio of middle market corporate loans.  We also own approximately $5.1 million of mezzanine financing at June 30, 2013, backed by residential and multi-family properties.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets that are measured on a recurring basis are determined using Level 2 fair values (excluding the impact of consolidations for accounting purposes related to our investments in multi-family CMBS issued by certain Freddie Mac-sponsored K- Series securitizations), we own certain assets, such as our CMBS, classified as Level 3 Assets, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environment as of June 30, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in derivative instruments, primarily interest rate hedges on our debt, will be sensitive to changes in market interest rates, interest rate spreads and other market factors. The value of these investments can vary and has varied materially from period to period.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of June 30, 2013, using a discounted cash flow simulation model assuming an instantaneous interest rate shift and assuming a static portfolio. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(74,914)	2.93 years
+100	$(37,418)	2.55 years
Base	—	1.75 years
-100	$20,432	0.30 years

It should be noted that the model is used as a tool to identify potential risk in a changing interest rate environment but does not include any changes in portfolio composition, financing strategies, market spreads, changes in business volumes or changes in overall market liquidity.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Separate legislation has been introduced in both houses of the U.S. congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, and we could be materially adversely affected if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives.

While the two bills are distinguishable in many respects, they have some notable commonalities. Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage back securities. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency RMBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 8, 2013	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Fredric S. Starker
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

3.3

Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed on May 31, 2013).

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

4.3(a)

Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32216)).

4.3(b)

Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated March 15, 2005. (Incorporated by reference to Exhibit 4.3(b) to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32216)).

4.4	Form of Certificate representing the Series B Preferred Stock. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A filed on May 31, 2013).

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1

Underwriting Agreement, by and among New York Mortgage Trust, Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, dated as of April 29, 2013. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013 (File No. 001-32216)).

10.2

Underwriting Agreement, dated May 28, 2013, by and among New York Mortgage Trust, Inc., Citigroup Global Markets Inc. and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May, 31, 2013 (File No. 001-32216)).

12.1	Statement re: Computation of Ratios.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*
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

***

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.