Form 10-Q
period 2013-09-30
NEW YORK MORTGAGE TRUST INC
filed 2013-11-08
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 1, 2013 was 63,754,730.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information	2
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	4
Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2013	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures about Market Risk	67
Item 4. Controls and Procedures	71
PART II. OTHER INFORMATION
Item 1A. Risk Factors	72
Item 6. Exhibits	72
SIGNATURES	73

 PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Investment securities available for sale, at fair value (including pledged securities of $867,297 and $954,656, respectively)	$936,140	$1,034,711
Investment securities available for sale, at fair value held in securitization trusts	86,714	71,159
Residential mortgage loans held in securitization trusts (net)	170,306	187,229
Distressed residential mortgage loans held in securitization trusts (net)	254,895	60,459
Multi-family loans held in securitization trusts, at fair value	6,668,608	5,442,906
Derivative assets	194,433	246,129
Cash and cash equivalents	20,509	31,777
Receivables and other assets	118,441	86,031
Total Assets (1)	$8,450,046	$7,160,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$794,181	$889,134
Residential collateralized debt obligations	164,775	180,979
Multi-family collateralized debt obligations, at fair value	6,472,278	5,319,573
Securitized debt	254,042	117,591
Derivative liabilities	5,613	5,542
Payable for securities purchased	186,062	245,931
Accrued expenses and other liabilities (including $418 and $211 to related parties, respectively)	50,412	34,645
Subordinated debentures	45,000	45,000
Total liabilities (1)	7,972,363	6,838,395

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 3,450,000 shares authorized, 3,000,000 and 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	72,397	-
Common stock, $0.01 par value, 400,000,000 shares authorized, 63,754,730 and 49,575,331 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	638	496
Additional paid-in capital	403,420	355,006
Accumulated other comprehensive income	7,144	18,088
Accumulated deficit	(5,916)	(51,584)
Total stockholders' equity	477,683	322,006
Total Liabilities and Stockholders' Equity	$8,450,046	$7,160,401

(1) Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2013 and December 31, 2012, assets of consolidated VIEs totaled $7,222,065 and $5,786,569, respectively, and the liabilities of consolidated VIEs totaled $6,915,904 and $5,636,650, respectively. See Note 7 for further discussion.

 See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

INTEREST INCOME:
Investment securities and other	$11,149	$6,365	$32,923	$16,748
Multi-family loans held in securitization trusts	61,179	36,075	160,981	67,079
Residential mortgage loans held in securitization trusts	1,120	1,429	3,655	4,201
Distressed residential mortgage loans	3,421	-	7,410	-
Total interest income	76,869	43,869	204,969	88,028

INTEREST EXPENSE:
Investment securities and other	1,598	931	5,045	1,883
Multi-family collateralized debt obligations	56,199	33,374	148,107	62,489
Residential collateralized debt obligations	281	321	857	1,012
Securitized debt	2,981	639	7,177	916
Subordinated debentures	473	483	1,408	1,482
Total interest expense	61,532	35,748	162,594	67,782

NET INTEREST INCOME	15,337	8,121	42,375	20,246

OTHER INCOME (EXPENSE):
Provision for loan losses	(238)	(247)	(905)	(536)
Impairment loss on investment securities	(225)	-	(225)	-
Realized gain (loss) on investment securities and related hedges, net	3,319	5,036	(8,334)	5,637
Realized gain on distressed residential mortgage loans	486	-	1,057	-
Unrealized (loss) gain on investment securities and related hedges, net	(1,498)	(1,876)	3,014	(2,577)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	6,338	762	22,370	4,990
Other income (loss) (including $96, $0, $156 and $0 from related parties, respectively)	160	(63)	507	670
Total other income	8,342	3,612	17,484	8,184

Management fees (including $747, $236, $2,068 and $561 to related parties, respectively)	2,213	1,772	5,455	3,987
Expenses related to distressed residential mortgage loans	1,051	-	2,533	-
Other general and administrative expenses (including $135, $152, $504 and $468 to related parties, respectively)	1,818	1,450	5,672	4,586
Total general, administrative and other expenses	5,082	3,222	13,660	8,573

INCOME FROM OPERATIONS BEFORE INCOME TAXES	18,597	8,511	46,199	19,857
Income tax expense	211	598	531	1,065
NET INCOME	18,386	7,913	45,668	18,792
Net (loss) income attributable to noncontrolling interest	-	-	-	(97)
Preferred stock dividends	(1,453)	-	(2,115)	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,933	$7,913	$43,553	$18,889

Basic income per common share	$0.27	$0.30	$0.76	$1.01
Diluted income per common share	$0.27	$0.30	$0.76	$1.01
Dividends declared per common share	$0.27	$0.27	$0.81	$0.79
Weighted average shares outstanding-basic	63,755	26,541	57,493	18,629
Weighted average shares outstanding-diluted	63,755	26,541	57,493	18,629

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,933	$7,913	$43,553	$18,889

OTHER COMPREHENSIVE INCOME (LOSS)

Increase (decrease) in net unrealized gain on available for sale securities	6,048	4,225	(14,281)	8,679
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(1,561)	(1,792)	3,337	(1,619)

OTHER COMPREHENSIVE INCOME (LOSS)	4,487	2,433	(10,944)	7,060

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,420	$10,346	$32,609	$25,949

See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

 (Dollar amounts in thousands)

 (unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$-	$496	$355,006	$(51,584)	$18,088	$322,006
Net income	-	-	-	45,668	-	45,668
Common stock issuance, net	-	142	98,447	-	-	98,589
Preferred stock issuance, net	72,397	-	-	-	-	72,397
Dividends declared on common stock	-	-	(47,918)	-	-	(47,918)
Dividends declared on preferred stock	-	-	(2,115)	-	-	(2,115)
Decrease in net unrealized gain on available for sale securities	-	-	-	-	(14,281)	(14,281)
Increase in fair value of derivative instruments utilized for cash flow hedges	-	-	-	-	3,337	3,337
Balance, September 30, 2013	$72,397	$638	$403,420	$(5,916)	$7,144	$477,683

 See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$45,668	$18,792
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	13,077	6,587
Realized loss (gain) on investment securities and related hedges, net	8,334	(5,637)
Realized gain on distressed residential mortgage loans	(1,057)	-
Unrealized (gain) loss on investment securities and related hedges, net	(3,014)	2,577
Unrealized gain on loans and debt held in multi-family securitization trusts	(22,370)	(4,990)
Impairment loss on investment securities	225	-
Net decrease in loans held for sale	338	958
Provision for loan losses	905	536
Income from investments in limited partnership and limited liability company	(445)	(664)
Distributions of income from investments in limited partnership and limited liability company	402	148
Amortization of stock based compensation, net	708	618
Changes in operating assets and liabilities:
Receivables and other assets	(8,163)	(19,200)
Accrued expenses and other liabilities	10,484	16,087
Net cash provided by operating activities	45,092	15,812

Cash Flows from Investing Activities:
Restricted cash	5,185	(14,288)
Proceeds from sales of investment securities	1,254	50,578
Purchases of investment securities	(60,476)	(596,156)
Proceeds from mortgage loans held for investment	21	3,318
Return of capital from investments in limited partnership and limited liability company	2,967	9,042
Purchases of other assets	(39)	-
Funding of first mortgage loan	(6,500)	-
Funding of mezzanine debt and equity investments	(16,788)	-
Net (payments) receipts on other derivative instruments settled during the period	(9,357)	7,067
Principal repayments received on residential mortgage loans held in securitization trusts	16,007	11,882
Principal repayments received on distressed residential mortgage loans	5,526	-
Principal repayments received on multi-family loans held in securitization trusts	59,341	17,907
Principal paydowns on investment securities - available for sale	104,896	23,504
Purchases of distressed residential mortgage loans	(206,384)	-
Purchases of investments held in multi-family securitization trusts	(41,235)	(80,959)
Net cash used in investing activities	(145,582)	(568,105)

Cash Flows from Financing Activities:
(Payments to) proceeds from financing arrangements, net	(94,953)	467,502
Common stock issuance	98,172	128,340
Preferred stock issuance	72,637	-
Costs associated with common stock and preferred stock issued	(531)	(744)
Dividends paid on common stock	(44,088)	(13,112)
Dividends paid on preferred stock	(662)	-
Payments made on residential collateralized debt obligations	(16,268)	(12,292)
Payments made on multi-family collateralized debt obligations	(59,367)	(17,907)
Capital distributed to noncontrolling interest	-	(932)
Proceeds from securitized debt	136,589	25,996
Payments made on securitized debt	(2,307)	(105)
Net cash provided by financing activities	89,222	576,746
Net (Decrease) Increase in Cash and Cash Equivalents	(11,268)	24,453
Cash and Cash Equivalents - Beginning of Period	31,777	16,586
Cash and Cash Equivalents - End of Period	$20,509	$41,039

Supplemental Disclosures:
Cash paid for interest	$192,751	$69,477
Cash paid for income taxes	$444	$757

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$186,062	$201,516
Consolidation of multi-family loans held in securitization trusts	$1,700,865	$3,808,556
Consolidation of multi-family collateralized debt obligations	$1,659,630	$3,727,742

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$17,214	$9,192
Dividends declared on preferred stock to be paid in subsequent period	$1,453	$-

 See notes to condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements.  The accompanying condensed consolidated balance sheet as of September 30, 2013, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, the accompanying condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2013 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CLOs.  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on investment securities and related hedges in the accompanying condensed consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

The Company accounts for debt securities that are of high credit quality (generally those rated AA or better by a Nationally Recognized Statistical Rating Organization, or NRSRO), at date of acquisition in accordance with ASC 320-10. The Company accounts for debt securities that are not of high credit quality (i.e., those whose risk of loss is less than remote) or securities that can be contractually prepaid such that we would not recover our initial investment at the date of acquisition in accordance with ASC 325-40. The Company considers credit ratings, the underlying credit risk and other market factors in determining whether the debt securities are of high credit quality; however, securities rated lower than AA or an equivalent rating are not considered of high credit quality and are accounted for in accordance with ASC 325-40. If ratings are inconsistent among NRSROs, the Company uses the lower rating in determining whether the securities are of high credit quality.

The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary” by applying the guidance prescribed in ASC Topic 320-10. When the fair value of an investment security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired.  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying condensed consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

The Company’s investment securities available for sale also include its investment in a wholly owned account referred to as our Agency IO portfolio. These investments primarily include Agency IOs.  The Company has elected the fair value option for these investment securities, which also measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.  The Agency IO portfolio also includes derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the accompanying condensed consolidated statements of operations.

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts are comprised of multi-family CMBS consisting of first loss tranche PO securities, a first loss floating rate security and certain IOs issued from four Freddie Mac-sponsored multi-family K-Series securitizations.   These securities are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying condensed consolidated statements of operations. Purchase premiums or discounts are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method.

Residential Mortgage Loans Held in Securitization Trusts – Residential mortgage loans held in securitization trusts are comprised of certain ARM loans transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.  Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Acquired Distressed Residential Mortgage Loans – Distressed residential mortgage loans held in securitization trusts and distressed residential mortgage loans are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount (that is due, in part, to credit quality of the borrower). Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements.

The Company considers the purchase price for the acquired distressed residential mortgage loans, including acquired distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. These acquired distressed residential mortgage loans were initially recorded at fair value with no allowance for loan losses.

Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance. The Company applied pool accounting on distressed residential mortgage loans acquired in 2013; distressed residential mortgage loans acquired prior to 2013 are accounted for individually (i.e., not in pools).

Under ASC 310-30, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans in each pool or individually using a level yield methodology. Accordingly, our acquired distressed residential mortgage loans accounted for under ASC 310-30 are not subject to classification as nonaccrual classification in the same manner as our residential mortgage loans that were not distressed when acquired by us. Rather, interest income on acquired distressed residential mortgage loans relates to the accretable yield recognized at the pool level or on an individual loan basis, and not to contractual interest payments received at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the individual loan, or the pool (for loans grouped into a pool).

The Company monitors actual cash collections against its expectations, and revised cash flow expectations are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable.

An acquired distressed residential mortgage loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. For acquired distressed residential mortgage loans held in pools, in the event of a sale of the loan, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds and the carrying amount of the distressed residential mortgage loan. In the case of a foreclosure, an individual loan is removed from the pool at the fair value of the underlying collateral less costs to sell. For loans satisfied by payment in full, the loan is removed from the pool. The Company uses the specific allocation method for the removal of loans as the estimated cash flows and related carrying amount for each individual loan are known. In these cases, the remaining accretable yield is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed by the re-assessment of the estimate of cash flows for the pool prospectively. Acquired distressed residential mortgage loans subject to modification are not removed from the pool even if those loans would otherwise be considered troubled debt restructurings because the pool, and not the individual loan, represents the unit of account.

For individual loans not accounted for in pools that are sold or satisfied by payment in full, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds and the carrying amount of the distressed residential mortgage loan. In the case of a foreclosure, the loss is recognized if the carrying value exceeds the fair value of the collateral (less costs to sell). A gain is not recognized if the fair value of collateral (less costs to sell) exceeds the carrying value.

 Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in five Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of September 30, 2013 and four Freddie Mac-sponsored multi-family K-Series securitizations as of December 31, 2012.  Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying condensed consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

Receivables and Other Assets – Receivables and other assets as of September 30, 2013 and December 31, 2012 include restricted cash held by third parties of $41.4 million and $46.5 million, respectively.  Included in restricted cash is $22.3 million and $25.8 million held in our Agency IO portfolio to be used for trading purposes and $11.9 million and $19.8 million held by counterparties as collateral for hedging instruments as of September 30, 2013 and December 31, 2012, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $24.4 million and $18.3 million as of September 30, 2013 and December 31, 2012, respectively.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its agency securities purchases using repurchase agreements.  Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest.  The Company accounts for these repurchase agreements as financings under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing.  Under ASC 860, for these transactions to be treated as financings, they must be separate transactions and not linked.  If the Company finances the purchase of its Agency securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a "Linked Transaction," unless certain criteria are met.  None of the Company’s repurchase agreements are accounted for as linked transactions because they met the applicable criteria in accordance with ASC 860-10-40.

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

Securitized Debt –Securitized Debt represents third-party liabilities of Consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated on consolidation. The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the special purpose entities (the “SPEs”) that were created to facilitate the transactions and to which underlying assets in connection with the financing were transferred. The Company engaged in these transactions primarily to obtained permanent or longer term financing on a portion of its multi-family CMBS and distressed residential mortgage loans.

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $3.7 million and $2.6 million as of September 30, 2013 and December 31, 2012, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method.

Derivative Financial Instruments – The Company has developed risk management programs and processes, which include investments in derivative financial instruments designed to manage interest rate and prepayment risk associated with its securities investment activities.

Derivative instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties with which it enters into contracts to banks and investment banks that meet established credit and capital guidelines.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the nine months ended September 30, 2013 and 2012.

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

 Derivatives and Hedging (ASC 815)

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”). The amendments of this ASU apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Derivatives and Hedging (FASB Accounting Standards Codification Topic 815). ASU 2013-10 permits the Federal Funds Effective Rate (also referred to as the Overnight Index Swap Rate, or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and London Interbank Offered Rate (“LIBOR”). ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company's adoption of ASU 2103-10 did not have a material impact on the Company's consolidated financial statements.

3.                 Investment Securities Available For Sale

Investment securities available for sale consist of the following as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

September 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$68,178	$62	$(1,811)	$66,429
Fannie Mae	133,477	62	(2,939)	130,600
Ginnie Mae	18,187	—	(212)	17,975
Total Agency ARMs	219,842	124	(4,962)	215,004

Agency Fixed Rate
Freddie Mac	68,497	—	(1,819)	66,678
Fannie Mae	510,980	—	(17,075)	493,905
Total Agency Fixed Rate	579,477	—	(18,894)	560,583

Agency IOs (1)
Freddie Mac	39,942	90	(4,998)	35,034
Fannie Mae	61,317	925	(5,390)	56,852
Ginnie Mae	35,105	693	(2,010)	33,788
Total Agency IOs	136,364	1,708	(12,398)	125,674

Total Agency RMBS	935,683	1,832	(36,254)	901,261
Non-Agency RMBS	2,542	116	(233)	2,425
CLOs	17,014	15,440	—	32,454
Total	$955,239	$17,388	$(36,487)	$936,140

December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Agency RMBS:
Agency ARMs
Freddie Mac	$80,106	$341	$(83)	$80,364
Fannie Mae	169,020	659	(118)	169,561
Ginnie Mae	24,127	—	(129)	23,998
Total Agency ARMs	273,253	1,000	(330)	273,923

Agency Fixed Rate
Freddie Mac	49,899	24	(162)	49,761
Fannie Mae	578,300	1,166	(1,283)	578,183
Total Agency Fixed Rate	628,199	1,190	(1,445)	627,944

Agency IOs (1)
Freddie Mac	38,025	92	(3,217)	34,900
Fannie Mae	40,858	656	(5,266)	36,248
Ginnie Mae	30,530	738	(3,044)	28,224
Total Agency IOs	109,413	1,486	(11,527)	99,372

Total Agency RMBS	1,010,865	3,676	(13,302)	1,001,239
Non-Agency RMBS	3,291	—	(604)	2,687
CLOs	13,495	17,290	—	30,785
Total	$1,027,651	$20,966	$(13,906)	$1,034,711

(1) Included in investment securities available for sale are Agency IOs. Agency IOs are measured at fair value through earnings.

Investment securities available for sale held in securitization trusts consist of the following as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

September 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$72,754	$14,030	$(70)	$86,714
Total	$72,754	$14,030	$(70)	$86,714

December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
CMBS	$68,426	$3,006	$(273)	$71,159
Total	$68,426	$3,006	$(273)	$71,159

During the three and nine months ended September 30, 2013, the Company received total proceeds of $0 and approximately $1.3 million, respectively, realizing $0 and approximately $0.1 million, respectively, of net gains (losses) from the sale of investment securities available for sale. During the three and nine months ended September 30, 2012, the Company received total proceeds of $49.4 and approximately $50.6 million, respectively, realizing approximately $1.6 million and approximately $0.5 million, respectively, of net gains from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2013 and December 31, 2012, based on management’s estimates, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.28 and 4.83 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

September 30, 2013	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$100,365	$8,152	$792,744	$901,261
Non-Agency RMBS	2,425	—	—	2,425
CLOs	32,454	—	—	32,454
Total	$135,244	$8,152	$792,744	$936,140

December 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Agency RMBS	$91,633	$15,559	$894,047	$1,001,239
Non-Agency RMBS	2,687	—	—	2,687
CLOs	30,785	—	—	30,785
Total	$125,105	$15,559	$894,047	$1,034,711

The following tables set forth the stated reset periods of our investment securities available for sale held in securitization trusts as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

September 30, 2013	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$26,594	$—	$60,120	$86,714
Total	$26,594	$—	$60,120	$86,714

December 31, 2012	Less than 6 Months	More than 6 Months To 24 Months	More than 24 Months	Total

	Carrying Value	Carrying Value	Carrying Value	Carrying Value
CMBS	$22,215	$—	$48,944	$71,159
Total	$22,215	$—	$48,944	$71,159

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

September 30, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$706,340	$(22,577)	$52,977	$(1,279)	$759,317	$(23,856)
Non-Agency RMBS	—	—	1,099	(233)	1,099	(233)
Total	$706,340	$(22,577)	$54,076	$(1,512)	$760,416	$(24,089)

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$513,731	$(1,749)	$6,158	$(26)	$519,889	$(1,775)
Non-Agency RMBS	—	—	2,687	(604)	2,687	(604)
Total	$513,731	$(1,749)	$8,845	$(630)	$522,576	$(2,379)

The following tables present the Company's investment securities available for sale held in securitization trusts in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

September 30, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$4,555	$(70)	$—	$—	$4,555	$(70)
Total	$4,555	$(70)	$—	$—	$4,555	$(70)

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
CMBS	$16,357	$(273)	$—	$—	$16,357	$(273)
Total	$16,357	$(273)	$—	$—	$16,357	$(273)

For the three and nine months ended September 30, 2013, the Company recognized $0.2 million other-than-temporary impairment through earnings. For the nine months ended September 30, 2012, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

4.                Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans principal amount	$172,378	$189,009
Deferred origination costs – net	1,097	1,198
Reserve for loan losses	(3,169)	(2,978)
Total	$170,306	$187,229

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the nine months ended September 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$2,978	$3,331
Provisions for loan losses	568	568
Transfer to real estate owned	(268)	(898)
Charge-offs	(109)	(127)
Balance at the end of period	$3,169	$2,874

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of September 30, 2013 was $3.2 million, representing 184 basis points of the outstanding principal balance of residential loans held in securitization trusts as of September 30, 2013, as compared to 158 basis points as of December 31, 2012. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the nine months ended September 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$732	$454
Write downs	(209)	(20)
Transfer from mortgage loans held in securitization trusts	621	1,569
Disposal	(374)	(1,081)
Balance at the end of period	$770	$922

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of September 30, 2013, we had 35 delinquent loans with an aggregate principal amount outstanding of approximately $19.2 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $19.2 million in delinquent loans, $11.7 million, or 61%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of September 30, 2013 (dollar amounts in thousands):

September 30, 2013

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	2	$478	0.27%
61 - 90	2	$537	0.31%
90 +	31	$18,159	10.44%
Real estate owned through foreclosure	3	$1,633	0.94%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
New York	36.4%	37.8%
Massachusetts	24.7%	25.2%
New Jersey	10.2%	9.5%
Florida	5.6%	5.1%
Connecticut	5.4%	5.0%

5.                 Distressed Residential Mortgage Loans

As of September 30, 2013 and December 31, 2012, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts amounts to approximately $258.3 million and $60.5 million, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $3.4 million are included in receivables and other assets in the accompanying condensed consolidated balance sheets at September 30, 2013.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the nine months ended September 30, 2013 (dollar amounts in thousands):

September 30, 2013
Contractually required principal and interest	$341,486
Non-accretable yield	(35,502)
Expected cash flows to be collected	305,984
Accretable yield	(99,600)
Fair value at the date of acquisition	$206,384

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the nine months ended September 30, 2013 (dollar amounts in thousands):

September 30, 2013
Balance at beginning of period	$92,122
Acquisitions	99,600
Additions	—
Disposals	(2,858)
Accretion	(7,410)
Impairment	(128)
Balance at end of period (1)	$181,326

(1)

Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate, at acquisition, of the amount and timing of undiscounted principal and interest cash flows.

There were no distressed residential mortgage loans held in securitization trust or distressed residential mortgage loans as of September 30, 2012.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts as of September 30, 2013 and December 31, 2012, respectively, are as follows:

	September 30, 2013	December 31, 2012
California	14.7%	24.1%
New York	7.8%	3.9%
Florida	7.6%	6.5%
Texas	6.7%	7.0%
Maryland	3.2%	5.5%

 The Company’s distressed residential mortgage loans held in securitization trusts are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7).

6.                 Multi-Family Loans Held in Securitization Trusts

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $196.3 million and $123.3 million at September 30, 2013 and December 31, 2012, respectively (see Note 7).

The condensed consolidated balance sheets of the Consolidated K-Series at September 30, 2013 and December 31, 2012, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	September 30, 2013	December 31, 2012
Assets
Multi-family loans held in securitization trusts	$6,668,608	$5,442,906
Receivables	24,396	18,342
Total Assets	$6,693,004	$5,461,248

Liabilities and Equity
Multi-family CDOs	$6,472,278	$5,319,573
Accrued expenses	23,942	18,022
Total Liabilities	6,496,220	5,337,595
Equity	196,784	123,653
Total Liabilities and Equity	$6,693,004	$5,461,248

The multi-family loans held in securitization trusts had unpaid principal balance of approximately $6.4 billion and $4.9 billion at September 30, 2013 and December 31, 2012, respectively. The multi-family CDOs had unpaid principal balance of approximately $6.4 billion and $4.9 billion at September 30, 2013 and December 31, 2012, respectively.

The condensed consolidated statements of operations of the Consolidated K-Series for the three and nine months ended September 30, 2013 and 2012, respectively, is as follows (dollar amounts in thousands):

Statements of Operations	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest income	$61,179	$160,981
Interest expense	56,199	148,107
Net interest income	4,980	12,874
Unrealized gain on multi-family loans and debt held in securitization trusts	6,338	22,370
Net Income	$11,318	$35,244

Statements of Operations	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest income	$36,075	$67,079
Interest expense	33,374	62,489
Net interest income	2,701	4,590
Unrealized gain on multi-family loans and debt held in securitization trusts	762	4,990
Net Income	$3,463	$9,580

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and Multi-family loans held in securitization trusts as of September 30, 2013 and December 31, 2012, respectively, are as follows:

	September 30, 2013	December 31, 2012
Texas	13.7%	14.0%
California	12.7%	13.6%
Florida	6.9%	7.4%
New York	6.6%	6.8%
Georgia	5.4%	5.4%
Washington	5.0%	5.0%

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

The Company has evaluated its CMBS investments in nine Freddie Mac-sponsored K-Series securitizations to determine whether they are VIEs.  In addition, the Company also evaluated its financings transactions, such as its Residential CDOs completed in 2005, its multi-family CMBS re-securitization transaction completed in May 2012, its collateralized recourse financing transaction completed in November 2012 and its distressed residential mortgage loan securitization transactions completed in December 2012, July 2013 and September 2013 (collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs.

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

The following table presents a summary of the assets and liabilities of these VIEs.  Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of September 30, 2013 (dollar amounts in thousands):

	Financing VIEs								Non- financing VIEs
	Multi-family CMBS re- securitization (1)		Collateralized Recourse Financing(2)		Distressed Residential Mortgage Loan Securitizations		Residential Mortgage Loan Securitization		Multi- family CMBS		Total

Investment securities available for sale, at fair value held in securitization trusts		$27,433		$59,281	$	−	$	−	$	−	$86,714
Residential mortgage loans held in securitization trusts (net)		−		−		−		170,306		−	170,306
Distressed residential mortgage loans held in securitization trusts (net)		−		−		254,895		−		−	254,895
Multi-family loans held in securitization trusts, at fair value		1,244,195		2,440,283		−		−		2,984,130	6,668,608
Receivables and other assets		5,126		11,293		14,136		1,425		9,562	41,542
Total assets		$1,276,754		$2,510,857		$269,031		$171,731		$2,993,692	$7,222,065

Residential collateralized debt obligations	$	−	$	−	$	−		$164,775	$	−	$164,775
Multi-family collateralized debt obligations, at fair value		1,208,333		2,362,718		−		−		2,901,227	6,472,278
Securitized debt		27,148		52,000		174,894		−		−	254,042
Accrued expenses and other liabilities		4,504		10,323		658		16		9,308	24,809
Total liabilities		$1,239,985		$2,425,041		$175,552		$164,791		$2,910,535	$6,915,904

(1)

The Company classified the multi-family CMBS issued by two K-Series securitizations and held by the Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated the other K-Series securitization that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, interest income and expense, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 6).

(2)

The multi-family CMBS serving as collateral under the collateralized recourse financing are comprised of securities issued from four separate Freddie Mac-sponsored multifamily K-Series securitizations.  The Financing VIE classified the multi-family CMBS issued by the two K-Series securitizations and held by the `Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated two of the K-Series securitizations, including its assets, liabilities, interest income and expense, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6).

Assets and Liabilities of Consolidated VIEs as of December 31, 2012 (dollar amounts in thousands):

	Financing VIEs								Non- financing VIEs
	Multi-family CMBS re- securitization (1)		Collateralized Recourse Financing(2)		Distressed Residential Mortgage Loan Securitization		Residential Mortgage Loan Securitization		Multi- family CMBS		Total

Investment securities available for sale, at fair value held in securitization trusts		$22,611		$48,548	$	−	$	−	$	−	$71,159
Residential mortgage loans held in securitization trusts (net)		−		−		−		187,229		−	187,229
Distressed residential mortgage loans held in securitization trust (net)		−		−		60,459		−		−	60,459
Multi-family loans held in securitization trusts, at fair value		1,335,862		2,610,276		−		−		1,496,768	5,442,906
Receivables and other assets		5,372		11,797		3,187		1,425		3,035	24,816
Total assets		$1,363,845		$2,670,621		$63,646		$188,654		$1,499,803	$5,786,569

Residential collateralized debt obligations	$	−	$	−	$	−		$180,979	$	−	$180,979
Multi-family collateralized debt obligations, at fair value		1,306,760		2,547,015		−		−		1,465,798	5,319,573
Securitized debt		26,891		52,000		38,700		−		−	117,591
Accrued expenses and other liabilities		4,706		10,609		259		15		2,918	18,507
Total liabilities		$1,338,357		$2,609,624		$38,959		$180,994		$1,468,716	$5,636,650

(1)

The Company classified the multi-family CMBS issued by two K-Series securitizations and held by the Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated the other K-Series securitization that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, interest income and expense, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 6).

(2)

The multi-family CMBS serving as collateral under the collateralized recourse financing are comprised of securities issued from four separate Freddie Mac-sponsored multifamily K-Series securitizations.  The Financing VIE classified the multi-family CMBS issued by two K-Series securitizations and held by the Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated two of the K-Series securitizations, including its assets, liabilities, interest income and expense, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6).

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financing (2)	Distressed Residential Mortgage Loan Securitization (3)

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$52,000		$176,970
Principal Amount at September 30, 2013	$34,585	$52,000		$174,894
Principal Amount at December 31, 2012	$35,000	$52,000		$38,700
Carrying Value at September 30, 2013 (4)	$27,148	$52,000		$174,894
Carrying Value at December 31, 2012 (4)	$26,891	$52,000		$38,700
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 6.50%	4.25%	-	4.85%

(1)

The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio. As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying multi-family CMBS transferred to the Consolidated VIE. The holders of the Note have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets upon the breach of certain representations and warranties. The third party note holders will be entitled to receive all distributions of principal and interest from the multi-family CMBS pledged to secure the note until it is fully retired, which is expected to occur by January 2022. The Company will then receive all remaining cash flow, if any, through its retained ownership.

(2)

The Company, through a wholly-owned subsidiary, entered into a CMBS Master Repurchase Agreement with a three-year term for the purpose of financing a portion of its multi-family CMBS portfolio. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of its wholly-owned subsidiary's obligations under the CMBS Master Repurchase Agreement. The financing under the CMBS Master Repurchase Agreement is scheduled to mature in November 2015 and is subject to margin calls to the extent the market value of the multi-family CMBS declines, in which case the Company would be required to either post additional collateral to cover such decrease or repay a portion of the outstanding financing in cash.

(3)

The Company engaged in these transactions for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financing are comprised of performing, re-performing and to a lesser extent non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Two of the four securitization transactions provide for a revolving period of one to two years from the date of the respective financing (“Revolving Period”) where no principal payments will be made on the note. All cash proceeds generated by the distressed residential mortgage loans and received by the respective securitization trust during the Revolving Period, after payment of interest on the note, reserve amounts and certain other transaction expenses, will be available for the purchase by the trust of additional mortgage loans that satisfy certain eligibility criteria.

(4)	Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of September 30, 2013 and December 31, 2012, respectively:

Scheduled Maturity (principal amount)	September 30, 2013	December 31, 2012
(Dollar amount in thousands)
Less than 24 months	$—	$—
Over 24 months to 36 months	226,894	90,700
Over 36 months	34,585	35,000
Total	261,479	125,700
Discount	(7,437)	(8,109)
Carrying value	$254,042	$117,591

There is no guarantee that the Company will receive any cash flows from these securitization trusts.

Residential Mortgage Loan Securitization Transaction

The Company has completed four residential mortgage loan securitizations (other than the distressed residential mortgage loan securitizations discussed above) since inception, the first three were accounted for as permanent financings and have been included in the Company’s accompanying condensed consolidated financial statements.

Multi-family CMBS not subject to Financing VIEs

Two of the nine Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series are not subject to any Financing VIE as of September 30, 2013. One of the eight Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series was not subject to any Financing VIE as of December 31, 2012.

Unconsolidated VIEs

The Company has evaluated its CMBS investments in four Freddie Mac-sponsored K-Series securitizations and eight mezzanine, debt or equity investments to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it doesn't have a controlling financial interest and is not the primary beneficiary of these VIEs. Our maximum loss exposure on the CMBS investments and mezzanine, debt or equity investments is approximately $105.9 million and $74.9 million at September 30, 2013 and December 31, 2012, respectively.

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

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
TBA securities (1)	Derivative assets	$191,480	$244,789
U.S. Treasury futures	Derivative assets	—	676
Swaptions	Derivative assets	1,343	597
Options on U.S. Treasury futures	Derivative assets	17	59
Interest rate swap futures	Derivative assets	—	8
U.S. Treasury futures	Derivative liabilities	1,559	—
Eurodollar futures	Derivative liabilities	1,893	3,798
Interest rate swap futures	Derivative liabilities	2,161	—

(1)

Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying condensed consolidated financial statements on a net basis.  TBA sales amounting to $42.2 million and $245.6 million have been netted against TBA purchases and are included in payable for securities purchased in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

The tables below summarize the activity of derivative instruments not designated as hedges for the nine months ended September 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2013
Derivatives Not Designated as Hedging Instruments	December 31, 2012	Additions	Settlement, Expiration or Exercise	September 30, 2013
TBA securities	$234,000	$2,030,000	$(2,079,000)	$185,000
U.S. Treasury futures	(172,100)	735,100	(647,400)	(84,400)
Interest rate swap futures	(13,000)	263,700	(413,800)	(163,100)
Short sales of Eurodollar futures	(2,852,000)	2,781,000	(2,800,000)	(2,871,000)
Options on U.S. Treasury futures	70,000	250,000	(310,000)	10,000
Swaptions	100,000	—	—	100,000

	Notional Amount For the Nine Months Ended September 30, 2012
Derivatives Not Designated as Hedging Instruments	December 31, 2011	Additions	Settlement, Expiration or Exercise	September 30, 2012
TBA securities	$202,000	$2,218,000	$(2,228,000)	$192,000
U.S. Treasury futures	(92,800)	771,100	(812,700)	(134,400)
Short sales of Eurodollar futures	(2,422,000)	1,296,000	(1,361,000)	(2,487,000)
Options on U.S. Treasury futures	199,500	1,001,500	(1,036,000)	165,000
Swaptions	—	70,000	—	70,000

The TBAs in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. For the three and nine months ended September 30, 2013, we recorded net realized losses of $5.4 million and $15.8 million, respectively, and net unrealized gain of $6.4 million and $5.0 million respectively. For the three and nine months ended September 30, 2012, we recorded net realized gains of $5.6 million and $14.0 million, respectively, and net unrealized gains of $1.3 million and $1.4 million, respectively. As of September 30, 2013, our accompanying condensed consolidated balance sheet includes TBA-related liabilities, net of $186.1 million included in payable for securities purchased.

The Eurodollar futures in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, we recorded net realized losses of $1.1 million and $2.9 million, respectively, and net unrealized loss of $32,000 and unrealized gains $1.9 million in our Eurodollar futures contracts.  For the three and nine months ended September 30, 2012, we recorded net realized losses of $0.1 million and $0.9 million, respectively, and net unrealized losses of $1.3 million and $2.1 million, respectively, in our Eurodollar futures contracts. The Eurodollar futures consist of 2,871 contracts with expiration dates ranging between December 2013 and June 2015.

The U.S. Treasury futures and options in our Agency IO portfolio are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2013, we recorded net realized gains of $9.8 million and $10.5 million, respectively, and net unrealized losses of $11.1 million and $4.3 million, respectively. For the three and nine months ended September 30, 2012, we recorded net realized losses of $2.1 million and $7.9 million, respectively, and unrealized gains of $45,000 and $0.2 million, respectively.

Swaptions are accounted for at fair value with both realized and unrealized gains and losses included in other income (expense) in our accompanying condensed consolidated statements of operations. We recorded realized gains of $0 for each of the nine months ended September 30, 2013 and 2012. For the three and nine months ended September 30, 2013, we recorded unrealized losses of $0.3 million and unrealized gains of $1.1 million, respectively. For the each of the three and nine months ended September 30, 2012, we recorded unrealized losses of $0.2 million.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest Rate Swaps	Derivative assets	$1,593	$—
Interest Rate Swaps	Derivative liabilities	—	1,744

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $0.2 million have been netted against the asset position of $1.8 million and contracts in an asset position of $0.1 million have been netted against the liability position of $1.8 million in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
Derivatives Designated as Hedging Instruments	2013	2012
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(1,744)	$(304)
Unrealized gain (loss) on interest rate swaps	3,337	(1,619)
Balance at end of the period	$1,593	$(1,923)

The Company estimates that over the next 12 months, approximately $1.6 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three and nine months ended September 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Rate Swaps:
Interest expense-investment securities	$432	$167	$1,291	$359

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	September 30, 2013		December 31, 2012
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$—	—%	$8,380	2.93%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 6 months	—	—	—	—
Over 6 months to 12 months	—	—	—	—
Over 12 months to 24 months	—	—	—	—
Over 24 months to 36 months	135,000	0.45	135,000	0.45
Over 36 months to 48 months	—	—	—	—
Over 48 months to 60 months	215,000	0.83	215,000	0.83
Total	$350,000	0.69%	$358,380	0.74%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bilateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of September 30, 2013 and December 31, 2012. The Company had $11.9 million and $19.8 million of restricted cash related to margin posted for its agreements as of September 30, 2013 and December 31, 2012, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.                 Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At September 30, 2013, the Company had repurchase agreements with an outstanding balance of $794.2 million and a weighted average interest rate of 0.52%. As of December 31, 2012, the Company had repurchase agreements with an outstanding balance of $889.1 million and a weighted average interest rate of 0.54%. At September 30, 2013 and December 31, 2012, securities pledged by the Company as collateral for repurchase agreements had estimated fair values of $876.7 million and $954.7 million, respectively. As of September 30, 2013, the average days to maturity for all repurchase agreements are 47 days.  The Company’s accrued interest payable on outstanding repurchase agreements at September 30, 2013 and December 31, 2012 amounts to $0.3 million and $0.2 million, respectively, and is included in accrued expenses and other liabilities on the Company’s accompanying condensed consolidated balance sheets.

The follow table summarizes outstanding repurchase agreement borrowings secured by portfolio investments as of September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Repurchase Agreements by Counterparty

Counterparty Name	September 30, 2013	December 31, 2012
Barclays Capital Inc.	$43,018	$114,276
Cantor Fitzgerald Securities	20,525	27,835
Credit Suisse First Boston LLC	81,888	98,915
Deutsche Bank Securities Inc.	—	97,767
KGS-Alpha Capital Markets, L.P.	74,216	—
Jefferies & Company, Inc.	50,706	55,537
JPMorgan Chase Bank, N.A.	124,454	121,155
Mizuho Securities USA Inc.	61,520	72,527
Morgan Stanley & Co. LLC	73,036	81,263
RBC Capital Markets Corporation	72,080	46,155
South Street Securities LLC	105,524	32,718
Wells Fargo Bank, N.A.	87,214	140,986
Total Financing Arrangements, Portfolio Investments	$794,181	$889,134

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

Contractual Maturity	September 30, 2013	December 31, 2012
Overnight	$—	$—
Within 30 days	591,655	765,593
Over 30 days to 90 days	22,786	123,541
Over 90 days	179,740	—
Demand	—	—
Total	$794,181	$889,134

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	September 30, 2013
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$201,365	$214,324	$219,156
Agency Fixed Rate	492,287	527,134	544,930
Agency IOs	85,572	111,320	120,474
CMBS	6,557	9,429	9,913
CLOs	8,400	14,519	8,361
Balance at end of the period	$794,181	$876,726	$902,834

	December 31, 2012
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$240,440	$253,841	$253,281
Agency Fixed Rate	566,037	597,620	597,769
Agency IOs	74,707	90,250	100,076
CLOs	7,950	12,945	6,877
Balance at end of the period	$889,134	$954,656	$958,003

As of September 30, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs, CMBS and CLOs was approximately 5%, 25%, 30% and 35%, respectively, for a total weighted average “haircut” of 7.8%. The amount at risk for each of the counterparties is as follows:  Barclays Capital Inc.: $3.5 million; Cantor Fitzgerald Securities: $6.9 million; Credit Suisse First Boston LLC: $4.8 million; KGS–Alpha Capital Markets LP $6.6 million; Jefferies & Company, Inc.: $5.5 million; JPMorgan Chase Bank, N.A.: $28.3 million; Mizuho Securities USA Inc: $4.3 million; Morgan Stanley & Co. LLC: $2.8 million; RBC Capital Markets Corporation: $5.3 million; South Street Securities LLC: $7.6 million; and Wells Fargo N.A.: $6.8 million.

In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. As of September 30, 2013 and December 31, 2012, the Company’s only exposure where the amount at risk was in excess of 5% of Stockholders’ Equity was to JPMorgan Chase Bank, N.A. at 5.9% and 5.7%, respectively.

As of September 30, 2013, the Company had $20.5 million in cash and $68.8 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $50.9 million of RMBS, of which $48.5 million are Agency RMBS. The $20.5 million of cash, the $50.9 million in RMBS, and the $22.3 million held in overnight deposits in our Agency IO portfolio (included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 11.8% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.              Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2013 and December 31, 2012, the Company had Residential CDOs outstanding of $164.8 million and $181.0 million, respectively. As of September 30, 2013 and December 31, 2012, the current weighted average interest rate on these CDOs was 0.56% and 0.59%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $172.4 million and $189.0 million at September 30, 2013 and December 31, 2012, respectively.

11.              Multi-Family Collateralized Debt Obligations

The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series and are recorded as liabilities on the Company’s balance sheets, are secured by multi-family mortgage loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2013 and December 31, 2012, respectively, the current weighted average interest rate on these CDOs was 4.45% and 4.59%. The Multi-Family CDOs are collateralized by multi-family mortgage loans with a carrying value of $6.7 billion and $5.4 billion at September 30, 2013 and December 31, 2012, respectively. The Company had a net investment in the Consolidated K-Series of $196.3 million and $123.3 million as of September 30, 2013 and December 31, 2012, respectively (see Note 6).

12.              Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II

Principal value of trust preferred securities	$25,000	$20,000

Interest rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly

Scheduled maturity	March 2035	October 2035

As of November 7, 2013, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

13.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the nine months ended September 30, 2013.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2013, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

b.

Investment Securities Available for Sale Held in Securitization Trust (CMBS)– As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 5.1% to 17.0%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

c.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 3.3% to 6.3%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

f.	Multi-Family CDOs – The fair value of Multi-Family CDOs is based on contractual cash payments and yields expected by market participants. Fair value is determined using a third-party pricing service.

The Company does not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series.  We have elected the fair value option for both multi-family loans held in securitization trusts and the related multi-family CDOs.  The net fair value of our investment in the Consolidated K-Series which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs approximates the fair value of the underlying securities owned by us.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively, on the Company’s accompanying condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$901,261	$—	$901,261
Non-Agency RMBS	—	2,425	—	2,425
CLOs	—	32,454	—	32,454
Investment securities available for sale held in securitization trust:
CMBS	—	—	86,714	86,714
Multi-family loans held in securitization trusts	—	—	6,668,608	6,668,608
Derivative assets:
Interest rate swaps	—	1,593	—	1,593
TBA securities	—	191,480	—	191,480
Options on U.S. Treasury futures	—	17	—	17
Swaptions	—	1,343	—	1,343
Total	$—	$1,130,573	$6,755,322	$7,885,895

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$6,472,278	$6,472,278
Derivative liabilities:
Interest rate swap futures	2,161	—	—	2,161
U.S. Treasury futures	1,559	—	—	1,559
Eurodollar futures	1,893	—	—	1,893
Total	$5,613	$—	$6,472,278	$6,477,891

	Measured at Fair Value on a Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets carried at fair value:
Investment securities available for sale:
Agency RMBS	$—	$1,001,239	$—	$1,001,239
Non-Agency RMBS	—	2,687	—	2,687
CLOs	—	30,785	—	30,785
Investment securities available for sale held in securitization trust:
CMBS	—	—	71,159	71,159
Multi-family loans held in securitization trusts	—	—	5,442,906	5,442,906
Derivative assets:
TBA securities	—	244,789	—	244,789
Options on U.S. Treasury futures	—	59	—	59
U.S. Treasury Futures	676	—	—	676
Interest rate swap futures	8	—	—	8
Swaptions	—	597	—	597
Total	$684	$1,280,156	$5,514,065	$6,794,905

Liabilities carried at fair value:
Multi-family collateralized debt obligations	$—	$—	$5,319,573	$5,319,573
Derivative liabilities:
Interest rate swaps	—	1,744	—	1,744
Eurodollar futures	3,798	—	—	3,798
Total	$3,798	$1,744	$5,319,573	$5,325,115

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2013 and 2012, respectively (amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$5,514,065	$41,185
Total losses and gains (unrealized)
Included in earnings (1)	(411,494)	162,659
Included in other comprehensive income	11,227	766
Purchases	1,700,865	2,668,983
Paydowns	(59,341)	(17,907)
Transfers (2)	—	1,118,043
Balance at the end of period	$6,755,322	$3,973,729

(1)	Amounts included in interest income from multi-family loans held in securitization trusts and unrealized gain on multi-family loans and debt held in securitization trusts, net.
(2)

Based on a number of factors, we determined that we were the primary beneficiary of a K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements.

The following table details changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2013 and 2012, respectively (dollar amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$5,319,573	$—
Total losses and gains (unrealized)
Included in earnings (1)	(447,558)	152,639
Included in other comprehensive income	—	—

Purchases	1,659,630	2,609,851
Paydowns	(59,367)	(17,907)
Transfers (2)	—	1,117,891
Balance at the end of period	$6,472,278	$3,862,474

(1)	Amounts included in interest expense on multi-family collateralized debt obligations and unrealized gain on multi-family loans and debt held in securitization trusts, net.
(2)

Based on a number of factors, we determined that we were the primary beneficiary of a K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, interest income and expense in our accompanying condensed consolidated financial statements.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the nine months ended September 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Change in unrealized gains (losses) – assets	$(377,169)	$179,034
Change in unrealized gains (losses) – liabilities	399,539	(174,044)
Net change in unrealized gains included in earnings for assets and liabilities	$22,370	$4,990

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

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, respectively, on the accompanying condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2013
	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$7,998	$7,998
Real estate owned held in residential securitization trusts	—	—	770	770

	Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2012
	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$5,059	$5,059
Real estate owned held in residential securitization trusts	—	—	732	732

 The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2013 and 2012, respectively, on the Company’s accompanying condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(39)	$(269)	$(568)	$(568)
Real estate owned held in residential securitization trusts	(199)	22	(209)	32

Residential Mortgage Loans Held in Securitization Trusts – Impaired Loans (net) – Impaired residential mortgage loans held in the securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

Real Estate Owned Held in Residential Securitization Trusts – Real estate owned held in the residential securitization trusts are recorded at net realizable value. Any subsequent adjustment will result in the reduction in carrying value with the corresponding amount charged to earnings.  Net realizable value is based on an estimate of disposal taking into consideration local market conditions of the property, updated appraisal values of the property and estimated expenses required to sell the property.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$20,509	$20,509	$31,777	$31,777
Investment securities available for sale	Level 2	936,140	936,140	1,034,711	1,034,711
Investment securities available for sale, at fair value held in securitization trusts	Level 3	86,714	86,714	71,159	71,159
Residential mortgage loans held in securitization trusts (net)	Level 3	170,306	155,838	187,229	165,919
Distressed residential mortgage loans (net) (1)	Level 3	258,288	258,356	60,459	60,459
Multi-family loans held in securitization trusts	Level 3	6,668,608	6,668,608	5,442,906	5,442,906
Derivative assets	Level 1 or 2	194,433	194,433	246,129	246,129
Mortgage loans held for sale (net) (2)	Level 3	2,498	2,560	2,837	2,837
First mortgage loan (2)	Level 3	8,293	8,142	—	—
Mezzanine, debt and equity investments (2)	Level 3	12,361	12,595	5,297	5,297
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$794,181	$794,181	$889,134	$889,134
Residential collateralized debt obligations	Level 3	164,775	156,929	180,979	160,506
Multi-family collateralized debt obligations	Level 3	6,472,278	6,472,278	5,319,573	5,319,573
Securitized debt	Level 3	254,042	255,798	117,591	118,402
Derivative liabilities	Level 1 or 2	5,613	5,613	5,542	5,542
Payable for securities purchased	Level 1	186,062	186,062	245,931	245,931
Subordinated debentures	Level 3	45,000	38,557	45,000	34,108

(1)

Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $254.9 million and $60.5 million at September 30, 2013 and December 31, 2012, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $3.4 million and $0 are included in receivables and other assets in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

(2)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

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

c.

Distressed residential mortgage loans (net) – Fair value is estimated using pricing models taking into consideration current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices and property values, prepayment speeds, default and loss severities.

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

e.

First mortgage loan and mezzanine, debt and equity investments – Estimated fair value is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying contractual cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment.

f.	Financing arrangements – The fair value of these financing arrangements approximates cost as they are short term in nature and generally mature in 30 days.

g.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

h.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

i.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

j.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

15.              Common Stock and Earnings per Share

The Company had 400,000,000 authorized shares of common stock, par value $0.01 per share, with 63,754,730 and 49,575,331 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively. The Company issued 14,179,399 and 20,106,101 shares of common stock during the nine months ended September 30, 2013 and 2012, respectively. Of the common stock authorized at September 30, 2013 and December 31, 2012, 995,029 shares and 1,094,414 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan.

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2012 and ended September 30, 2013:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2013	September 12, 2013	September 23, 2013	October 25, 2013	$0.27
Second Quarter 2013	June 18, 2013	June 28, 2013	July 25, 2013	$0.27
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	$0.27
Fourth Quarter 2012	December 14, 2012	December 24, 2012	January 25, 2013	$0.27
Third Quarter 2012	September 18, 2012	September 28, 2012	October 25, 2012	$0.27
Second Quarter 2012	June 15, 2012	June 25, 2012	July 25, 2012	$0.27
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	$0.25

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) as the placement agent, pursuant to which we may sell up to $25,000,000 worth of shares of our common stock from time to time through JMP. We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of September 30, 2013, we have issued 480,014 shares under the equity distribution agreement resulting in total net proceeds to the Company of $3.5 million, after deducting the placement fees.

On May 3, 2013, we closed on the issuance of 13,600,000 shares of common stock resulting in total net proceeds of approximately $94.5 million, after deducting for offering expenses payable by the Company.

The Company calculates basic net income per share by dividing net income attributable to common stockholders for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the nine months ended September 30, 2013 and 2012.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common stockholders– Basic	$16,933	$7,913	$43,553	$18,889
Net income attributable to common stockholders – Dilutive	$16,933	$7,913	$43,553	$18,889
Denominator:
Weighted average basic shares outstanding	63,755	26,541	57,493	18,629
Weighted average dilutive shares outstanding	63,755	26,541	57,493	18,629
EPS:
Basic EPS	$0.27	$0.30	$0.76	$1.01
Dilutive EPS	$0.27	$0.30	$0.76	$1.01

16.              Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 3,000,000 shares issued and outstanding as of September 30, 2013. There was no preferred stock outstanding at December 31, 2012. During the nine months ended September 30, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, 3,450,000 shares authorized, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses.   The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) designating the Series B Preferred Stock until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock.

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

In addition, upon the occurrence of a Change of Control, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, within 120 days after the first date, on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends.

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

The following table presents the quarterly cash dividends on the Series B Preferred Stock from issuance through September 30, 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 18, 2013	July 1, 2013	July 15, 2013	$0.220660
September 12, 2013	October 1, 2013	October 15, 2013	$0.484375

 17.              Income Taxes

At September 30, 2013, one of the Company’s wholly owned TRS had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain “built in gains” on its CLOs. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a NOL carryforward to offset its taxable income becomes limited to a certain amount per year. The Company has recorded a full valuation allowance against its deferred tax assets at September 30, 2013 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The following table details the components of our net deferred tax assets as of September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	September 30, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforward	$27,080	$27,078
Net capital loss carryforward	4,851	—
GAAP reserves	135	135
Total deferred tax assets(1)	32,066	27,213
Deferred tax liabilities
TBAs	2,283	—
Total deferred tax liabilities(2)	2,283	—

Valuation allowance	(29,783)	(27,213)
Total net deferred tax asset	$—	$—

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.
(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2010. The Company has assessed its tax positions for all open years, which includes 2010 to 2012 and concluded that there are no material uncertainties to be recognized.

During the three and nine months ended September 30, 2013, the Company’s TRSs recorded approximately $0.2 million and $0.5 million, respectively, of income tax expense.  During the three and nine months ended September 30, 2012, the Company’s TRSs recorded approximately $0.6 million and $1.1 million, respectively, of income tax expense.  The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance.

18.              Stock Incentive Plan

In May 2010, the Company’s stockholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), with such stockholder action resulting in the termination of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). The terms of the 2010 Plan are substantially the same as the 2005 Plan.  At September 30, 2013, there are 94,874 shares of unvested restricted stock outstanding under the 2010 Plan.

Pursuant to the 2010 Plan, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

During the three and nine months ended September 30, 2013, the Company recognized non-cash compensation expense of approximately $65,000 and $165,000, respectively. During the three and nine months ended September 30, 2012, the Company recognized non-cash compensation expense of approximately $20,000 and $52,000, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the nine months ended September 30, 2013 and 2012, respectively, are presented below:

	2013		2012
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	31,580	$6.58	14,084	$7.10
Granted	75,385	7.13	22,191	6.36
Vested	(12,091)	6.65	(4,695)	7.10
Non-vested shares as of September 30	94,874	$7.01	31,580	$6.58
Weighted-average fair value of restricted stock granted during the period	75,385	$7.13	22,191	$6.36

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2013 and 2012, the Company had unrecognized compensation expense of $0.5 million and $0.2 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at September 30, 2013 is expected to be recognized over a weighted average period of 2.2 years. The total fair value of restricted shares vested during the nine months ended September 30, 2013 and 2012 was approximately $86,000 and $33,000, respectively. The requisite service period for restricted shares at issuance is three years.

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

As of September 30, 2013 and December 31, 2012, the Company owned a 20% and 15% membership interest, respectively, in RiverBanc.

For the three and nine months ended September 30, 2013, the Company expensed $0.7 million and $2.1 million in fees to RiverBanc, respectively.  For the three and nine months ended September 30, 2012, the Company expensed $0.2 million and $0.6 million in fees to RiverBanc, respectively.  As of September 30, 2013 and December 31, 2012, the Company had fees payable to RiverBanc of $0.3 million and $0.1 million, respectively, included in accrued expenses and other liabilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, or SEC, or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government laws, regulations or policies affecting our business, including actions taken by the U.S. Federal Reserve and the U.S. Treasury; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in this report and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IO” refers to an IO that represents the right to the interest component of cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE, or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” refers to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing, re-performing and to a lesser extent non-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CLO” refers to collateralized loan obligation; and “CDO” refers to collateralized debt obligation.

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

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, CLOs and certain residential mortgage loans held in securitization trusts. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with The Midway Group, LP (“Midway”), RiverBanc, LLC (“RiverBanc”) and Headlands Asset Management LLC (“Headlands”), with Midway providing investment management services with respect to our investments in Agency IOs, RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt and equity investments, and Headlands providing investment management services with respect to our investments in distressed residential mortgage loans. Prior to 2012, we were also a party to an advisory agreement with Harvest Capital Strategies LLC (“HCS”), which was terminated effective December 31, 2011.

Key Third Quarter 2013 Developments

Acquisition of a Pool of Distressed Residential Mortgage Loans and Other Investments

In September 2013, we purchased a pool of distressed residential mortgage loans with an unpaid principal balance of approximately $92.1 million for an aggregate purchase price of approximately $72.8 million. We financed our purchase of these distressed residential mortgage loans with the proceeds from the securitization transactions described below.

During the third quarter, we originated approximately $21.3 million in first mortgage loan, mezzanine, debt and equity investments.

Completion of Distressed Residential Mortgage Loans Securitization Transactions

During the third quarter, we completed three securitization transactions for the purpose of financing distressed residential mortgage loans having an aggregate unpaid principal balance of approximately $243.6 million. These distressed residential mortgage loans were acquired by the Company during the second and third quarters of 2013. The interest rate on the notes issued by the securitization trusts range from 4.25% to 4.85% and are subject to redemption starting in July 2016, in the case of one securitization and September 2016, in the case of the other two securitizations, at which times the securitization trusts may redeem the notes or allow them to remain outstanding, although, in each case, at increased per annum rate. The Company received net cash proceeds of approximately $136.6 million from these securitization transactions, after deducting expenses associated with the transactions.

Third Quarter 2013 Common Stock and Preferred Stock Dividends

On September 12, 2013, our Board of Directors (the “Board”) declared a regular quarterly cash dividend of $0.27 per share on shares of our common stock for the quarter ended September 30, 2013. The dividend was paid on October 25, 2013 to our common stockholders of record as of September 23, 2013.

Also, in accordance with the terms of the Series B Preferred Stock of the Company, the Board declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on July 15, 2013 and ended on October 14, 2013. This dividend was paid on October 15, 2013 to holders of record of Series B Preferred Stock as of October 1, 2013.

Subsequent Events

Multi-Family CMBS Transaction

In November 2013, we expect to purchase the first loss PO security in a newly issued Freddie Mac-sponsored multi-family K-Series securitization. Because this acquisition is pending, there can be no assurance that we will complete this purchase during the expected period, if at all.

 Current Market Conditions and Commentary

General. The U.S. economy grew more than expected during the third quarter of 2013, with real gross domestic product (“GDP”) estimated to have expanded by 2.8%. The U.S. Department of Labor estimates that the unemployment rate was at 7.2% as of the end of September 2013, down from 7.8% in December 2012. However, due to a decline in the labor force participation rate, the employment to population ratio has remained essentially unchanged in recent months. According to the U.S. Department of Labor, total nonfarm payroll employment increased by 148,000 in September 2013, down from the prior 12-month average of 185,000 new jobs per month. In a discussion of the economic situation and outlook at the Federal Reserve Open Market Committee (the “FOMC”) meeting in September 2013, FOMC meeting participants agreed that data received since the FOMC’s July 2013 meeting indicated that economic activity had continued to expand at a moderate pace, though somewhat more slowly than anticipated. Based, in part, on this data, and as more fully discussed below, the FOMC announced on September 18, 2013 that it had decided to await more evidence that economic progress will be sustained before commencing the tapering of asset purchases under QE3 (defined below). Since this decision by the FOMC, which was contrary to general market consensus, the yield on the 10-year U.S. Treasury note declined by approximately 34 basis points as of October 29, 2013, which we believe has contributed to a recent decline in mortgage rates, lower volatility and higher pricing for many fixed-income assets.

As disclosed in our prior periodic reports, the Federal Reserve has undertaken three rounds of quantitative easing in an effort to support a stronger economic recovery and to help ensure that inflation, over time, is at a rate that is most consistent with the Federal Reserve’s dual mandate of fostering maximum employment and price stability. The most current version of the Federal Reserve’s quantitative easing program, which is referred to as “QE3,” involves the purchase by the Federal Reserve of Agency RMBS at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month, as well as the reinvestment of principal payments from its holdings of Agency debt and Agency RMBS in Agency RMBS and the rolling over of maturing U.S. Treasury securities at auction. The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper the pace of purchases of Agency RMBS as early as June 2013. In June 2013, the FOMC introduced more formal unemployment rate and inflation targets, with Chairman Bernanke announcing on June 19, 2013 that the Federal Reserve would begin to scale back Agency RMBS purchases later in 2013 if the economy continued to improve in line with the FOMC’s current projections and that such purchases would cease entirely when the unemployment rate reached 7%. In his semiannual monetary report before the U.S. House of Representatives’ Financial Services Committee on July 17, 2013, Chairman Bernanke indicated that if the incoming economic data confirms a strengthening labor market and inflation moving back toward the Federal Reserve’s 2 percent target, the FOMC anticipates that it would be appropriate to begin to moderate its monthly pace of Agency RMBS purchases later in 2013, but then softened the statement by noting that any such moderation in purchases could be adjusted depending on incoming economic data. However, despite Chairman Bernanke’s remarks before the House Financial Services Committee and the sluggish expansion of GDP in the first half of 2013, the markets appeared to have priced in the expectation that the FOMC would begin to taper in the near term, and that such tapering might be announced as early as September. As noted above, contrary to the general market consensus, the FOMC announced on September 18, 2013 that it would maintain its current level of asset purchases under QE3. Following its most recent meeting on October 30, 2013, the FOMC announced that it had elected to leave the pace of its asset purchases under QE3 unchanged.

The market reaction to the possible tapering of QE3 occurring in 2013 was extremely negative, although volatility has eased some and pricing has improved for many fixed-income assets subsequent to the FOMC’s September announcement. The rate on the ten-year U.S. Treasury note moved sharply higher after dropping to 1.63% in early May, rising to 2.49% at the end of the second quarter and to as high as 2.99% in early September before falling to 2.61% at the end of September. As the yield on the ten-year U.S. Treasury note advanced, Agency RMBS underperformed, in some cases dramatically, as evidenced by significantly lower pricing on these assets. Losses on these assets have recovered some subsequent to the FOMC’s September announcement. The Freddie Mac survey 30-year mortgage rate mirrored the move in the markets, rising from 3.57% at the end of the first quarter to 4.58% by mid-August, where generally rates remained until declining to 4.32% at the end of the third quarter. However, while market conditions have improved for many types of Agency RMBS, we believe ongoing uncertainty surrounding Federal Reserve actions relating to QE3 and the federal budget and deficit battles in Washington, DC has the potential to continue to weigh on and create additional volatility for Agency RMBS and other fixed-income assets in the coming months. The predictions for the future of QE aside, the FOMC has maintained its intent to keep the target range for the federal funds rate between 0% and 0.25% until either the unemployment rate drops below 6.5% or the projected inflation rate over the next one to two years increases above 2.5% and longer-term inflation expectations continue to be well anchored.

The market movements outlined above have had a meaningful negative impact on our existing Agency RMBS portfolio (including our Agency IOs) during the second quarter, which suffered from negative price movements outside of our hedged expectations, but have generally had a positive impact on the valuations for our multi-family CMBS and distressed residential mortgage loans, thereby mitigating to a large extent the downside impact of these events on our overall portfolio. Subsequent to the FOMC meeting, we saw a partial price recovery in most of our MBS portfolio with prices ending higher as compared to June 30, 2013. We expect that these overall market conditions may continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Single-Family Homes and Residential Mortgage Market. The residential real estate market showed signs of continued improvement in home prices in August 2013, although the rate of price gains have slowed since April 2013. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2013 showed that, on average, home prices increased by 12.8% for the 20-City Composite as compared to August 2012. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes for August 2013 were at a seasonally adjusted annual rate of 628,000, the highest since February 2013 and 7% higher than starts in July 2013. We expect the single-family residential real estate market to continue to improve in the near term, but believe that higher interest rates and tepid job creation will contribute to slowing housing gains for single family homes over the next 12 months.

Multi-family Housing. While apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market, August 2013 multi-family housing start data from the U.S. Department of Commerce suggested a recent softening. According to data provided by the U.S. Department of Commerce, starts on multi-family homes, such as apartment buildings, dipped in August 2013 to an annual rate of 263,000 units, which is approximately 11% below activity in the prior month. However, while multi-family construction slowed in August, which we believe is likely a result of increased interest rate volatility, starts for multi-family properties during the first eight months of 2013 are higher when compared to the same period last year. We believe the performance of multi-family housing in the past year is due, in part, to a significant decline in new construction during the recent economic downturn and increased demand from former homeowners, which has driven stronger rental income growth across the country. In turn, these factors have led to recent valuation improvements for multi-family properties and negligible delinquencies on new multi-family loans originated by Freddie Mac and Fannie Mae.

Recent Government Actions. In recent years, the U.S. Government and the Federal Reserve and other governmental regulatory bodies have taken numerous actions to stabilize or improve market and economic conditions in the U.S. or to assist homeowners and may in the future take additional significant actions that may impact our portfolio and our business. A description of recent government actions that we believe are most relevant to our operations and business is included under this same caption in our Annual Report on Form 10-K for the year ended December 31, 2012 and above under “—General”.

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

Credit Spreads. Credit spreads in the residential and commercial markets have generally continued to tighten further during the first nine months of 2013, continuing a trend exhibited during a significant part of 2012. Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IOs are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Financing markets and liquidity. The availability of repurchase agreement financing for our Agency RMBS portfolio remains stable with interest rates between 0.35% and 0.42% for 30 day repurchase agreements for Agency ARMs and Agency fixed-rate RMBS as of September 30, 2013. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.18% at September 30, 2013, marking a decrease of approximately 3 basis points from December 31, 2012. Longer term interest rates were increased as of September 30, 2013 as compared to the 2012 year end, with the rate on the 10-year U.S. Treasury note increasing by approximately 85 basis points to 2.61%. We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves.

In addition, financing and liquidity for commercial real estate securities and other credit sensitive assets have continued show signs of improvement, both in terms of financing rates and availability, as evidenced by the six longer-term structured financings we have completed since May 2012.

Bank Regulatory Capital Changes. In late June 2013, the Basel Committee for Banking Supervision, or “BCBS”, issued proposed changes to the Basel III accord that, if finalized, would increase the amount of regulatory capital required by affected banks. Basel III introduced a minimum "leverage ratio" of at least 3% for banks. The leverage ratio is calculated by dividing a bank’s Tier 1 capital (i.e., common shares and retained earnings plus certain qualifying minority interests) by such bank's average total consolidated assets. The proposed changes issued in June 2013 would expand the definition of assets, thereby increasing the denominator (which is often referred to as the exposure measure), but would maintain the minimum leverage ratio of 3%. Among the changes is a requirement that securities financing transactions, such as repurchase agreement financings, are included in consolidated assets on a “gross” basis (i.e., no recognition of accounting netting) when the bank acts as a principal in the transaction. Further, in July 2013, the Federal Reserve announced that the minimum Basel III leverage ratio would be 5% for systemically important bank holding companies in the U.S. and 6% for their insured bank subsidiaries. Under each rule as proposed, beginning on January 1, 2015, banks would publicly disclose their leverage ratios and would need to be in compliance with the final rule by January 1, 2018. These new rules, if finalized, could negatively impact affected financial institutions’ appetite for various risk taking activities, including the issuance of repurchase agreement financing. As a result, it is possible that certain lending institutions could decide to reduce or otherwise limit their repurchase agreement financing in response to these developments, particularly in connection with the financing of Agency RMBS, which may make it more difficult to finance our investment portfolio on favorable terms in the future.

Prepayment rates. As a result of the significant increase in long-term term treasury rates and mortgage rates during the quarter ended June 30, 2013, mortgage originations related to refinancing decreased, resulting in lower prepayment speeds in many of our Agency RMBS portfolio. Although we expect the decline in mortgage rates subsequent to the FOMC’s September 2013 announcement might cause prepayment speeds to move modestly higher in the fourth quarter of 2013, we expect prepayment speeds to decline over time as interest rates rise. For further information regarding prepayment rates on our Agency RMBS, see “—Results of Operations—Prepayment Experience.”

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

The Company’s valuation methodologies are described in “Note 14 – Fair Value of Financial Instruments” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of September 30, 2013, we owned 100% of the first loss securities of the “Consolidated K-Series”. The Consolidated K-Series collectively represents, in the case of the three and nine month periods ended September 30, 2013, five separate Freddie Mac-sponsored multi-family loan K-Series securitizations, or in the case of the three and nine month periods ended September 30, 2012, three separate Freddie Mac-sponsored multi-family loan K-Series securitizations in each case of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, interest income and expense in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

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

Investment Allocation

The following tables set forth our allocated capital by investment type at September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

At September 30, 2013:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans	Other(3)	Total

Carrying value	$775,587	$125,674	$307,404	$258,288	$170,306	$39,135	$1,676,394
Liabilities:
Callable(4)	(693,652)	(85,572)	(6,557)	-	-	(8,400)	(794,181)
Non-callable	-	-	(79,148)	(174,894)	(164,775)	(45,000)	(463,817)
Hedges (Net)(5)	2,723	11,903	-	-	-	-	14,626
Cash	-	22,339	-	-	-	20,509	42,848
Other	3,062	1,394	640	13,326	1,409	(18,018)	1,813
Net capital allocated	$87,720	$75,738	$222,339	$96,720	$6,940	$(11,774)	$477,683

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements.  A reconciliation to our financial statements as of September 30, 2013 follows:

Multi-Family loans held in securitization trusts, at fair value	$6,668,608
Multi-Family CDOs, at fair value	(6,472,278)
Net carrying value	196,330
Investment securities available for sale, at fair value held in securitization trusts	86,714
Total CMBS, at fair value	283,044
Mezzanine, debt and equity investments	24,360
Securitized debt	(79,148)
Repurchase agreement	(6,557)
Other	640
Net capital in Multi-Family	$222,339

(3)

Other includes CLOs having a carrying value of $32.5 million, as well as loans held for investment and non-Agency RMBS. Other callable liabilities include an $8.4 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

(4)	Consists of borrowings under repurchase agreements.
(5)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

At December 31, 2012:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans	Other(3)	Total

Carrying value	$901,867	$99,372	$194,492	$60,459	$187,229	$41,800	$1,485,219
Liabilities:
Callable(4)	(806,477)	(74,707)	-	-	-	(7,950)	(889,134)
Non-callable	-	-	(78,891)	(38,700)	(180,979)	(45,000)	(343,570)
Hedges (Net)(5)	3,716	10,782	-	-	-	-	14,498
Cash	-	25,797	-	-	-	31,777	57,574
Other	3,126	1,575	1,971	2,928	1,410	(13,591)	(2,581)
Net capital allocated	$102,232	$62,819	$117,572	$24,687	$7,660	$7,036	$322,006

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2012 follows:

Multi-Family loans held in securitization trusts, at fair value	$5,442,906
Multi-Family CDOs, at fair value	(5,319,573)
Net carrying value	123,333
Investment securities available for sale, at fair value held in securitization trusts	71,159
Total CMBS, at fair value	194,492
Securitized debt	(78,891)
Other	1,971
Net Capital in Multi-Family	$117,572

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 to the Three and Nine Months Ended September 30, 2012

For the three and nine months ended September 30, 2013, we reported net income attributable to common stockholders of $16.9 million and $43.6 million, respectively, as compared to net income attributable to common stockholders of $7.9 million and $18.9 million for the same respective periods in 2012. The main components of the change in net income for the three and nine months ended September 30, 2013, as compared to the same periods for the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	$ Change	2013	2012	$ Change
Net interest income	$15,337	$8,121	$7,216	$42,375	$20,246	$22,129
Total other income	$8,342	$3,612	$4,730	$17,484	$8,184	$9,300
Total general, administrative and other expenses	$5,082	$3,222	$1,860	$13,660	$8,573	$5,087
Income from operations before income taxes	$18,597	$8,511	$10,086	$46,199	$19,857	$26,342
Income tax expense	$211	$598	$(387)	$531	$1,065	$(534)
Net income	$18,386	$7,913	$10,473	$45,668	$18,792	$26,876
Preferred stock dividends	$(1,453)	$–	$(1,453)	$(2,115)	$–	$(2,115)
Net income attributable to common stockholders	$16,933	$7,913	$9,020	$43,553	$18,889	$24,664
Basic income per common share	$0.27	$0.30	$(0.03)	$0.76	$1.01	$(0.25)
Diluted income per common share	$0.27	$0.30	$(0.03)	$0.76	$1.01	$(0.25)

In general, the significant increases in a number of the line items set forth above is largely a function of the growth in the Company’s stockholders’ equity from $222.0 million as of September 30, 2012 to $477.7 million as of September 30, 2013 and the corresponding growth in the size of the Company’s portfolio of interest earning assets.

Net interest income for the three and nine months ended September 30, 2013 increased by 89% and 109%, respectively, as compared to the same periods in the prior year due, in large part, to an increase of $888.1 million and $1.0 billion in average interest earning assets in the respective periods.   The Company’s portfolio net interest margin was 359 basis points for the quarter ended September 30, 2013, as compared to net interest margin of 470 basis points for the quarter ended September 30, 2012 and 348 basis points for the quarter ended June 30, 2013.   The decrease of 111 basis points in net interest margin for the quarter ended September 30, 2013 as compared to the same period in 2012 was largely attributable to the Company’s increased capital allocation to its levered Agency RMBS strategy.  Since October 2012, we've allocated capital solely to our credit sensitive strategies thereby reducing our exposure to the Agency RMBS strategy. The increase in third quarter 2013 net margin was directly related to this transition.

Total other income increased by $4.7 million and $9.3 million for the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012, respectively. The changes in total other income for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 were primarily driven by:

●

an increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $5.6 million and $17.4 million for the three and nine months ended September 30, 2013, respectively, from the corresponding periods in 2012. The increase in unrealized gains was due to improved credit spreads as well as an increase in multi-family CMBS investments as compared to the corresponding prior year periods.  As of September 30, 2013, the net carrying value of our multi-family CMBS, which measures unrealized gains and losses through earnings, amounts to approximately $196.3 million as compared to approximately $89.6 million at September 30, 2012. Valuations on these assets continued to improve during the quarter from improved credit market conditions and greater demand by investors for this product;

●

a decrease in unrealized loss on investment securities and related hedges of $0.4 million for the three month period ended September 30, 2013 as compared to the three months ended September 30, 2012 and an increase in unrealized gain on investment securities and related hedges of $5.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012; and

●

a decrease in realized gain on investment securities and related hedges of $1.7 million for the three months ended September 30, 2013 and an increase in realized loss on investment securities and related hedges of $14.0 million for the nine months ended September 30, 2013, which were primarily related to our Agency IO strategy. The increased interest rate volatility combined with illiquidity in the inverse IO market resulted in larger than expected losses in this strategy during the second quarter of 2013 with a partial reversal realized during the third quarter of this year.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
General, Administrative and Other Expenses	2013	2012	$ Change	2013	2012	$ Change
Salaries, benefits and directors’ compensation	$805	$597	$208	$1,895	$1,703	$192
Professional fees	709	400	309	1,942	1,358	584
Management fees	2,213	1,772	441	5,455	3,987	1,468
Expenses on distressed residential mortgage loans	1,051	–	1,051	2,533	–	2,533
Other	304	453	(149)	1,835	1,525	310
Total	$5,082	$3,222	$1,860	$13,660	$8,573	$5,087

General, administrative and other expenses increased by $1.9 million and $5.1 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase was due primarily to an increase of $1.1 million and $2.5 million in expenses related to our distressed residential mortgage loan investments, including acquisition and servicing related costs and an increase of $0.4 million and $1.5 million in management fees for the three and nine months ended September 30, 2013, respectively. The increase in management fees was driven in large part by the increase in assets managed by our external managers.  The increase in expenses related to distressed residential mortgage loans is due to the significant increase in our investment in this asset class as compared to the corresponding prior year period. As of September 30, 2013, we owned distressed residential mortgage loans having a carrying value of approximately $258.3 million. We owned no distressed residential mortgage loans at September 30, 2012. The increase in other categories is largely a result of the growth of our stockholders’ equity and balance sheet.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency and non-Agency RMBS, CMBS (including CMBS held in securitization trusts), prime ARM loans held in securitization trusts, distressed residential mortgage loans (including distressed residential mortgage loans held in securitization trusts), commercial real estate-related debt and equity investments, loans held for investment, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions)(1)	Weighted Average Cash Yield on Interest Earning Assets(3)	Cost of Funds(4)	Net Interest Spread(5)
September 30, 2013(2)	$1,586.6	5.21%	1.62%	3.59%
June 30, 2013(2)	$1,524.1	4.89%	1.41%	3.48%
March 31, 2013(2)	$1,446.1	4.86%	1.38%	3.48%
December 31, 2012(2)	$1,350.2	4.46%	1.13%	3.33%
September 30, 2012(2)	$698.5	5.99%	1.29%	4.70%
June 30, 2012(2)	$409.4	7.28%	1.33%	5.95%
March 31, 2012(2)	$396.4	7.59%	1.01%	6.58%
December 31, 2011	$372.9	7.17%	0.97%	6.20%

(1)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.
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

(4)

Our Cost of Funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments and distressed residential mortgage loans, Residential CDOs and Securitized Debt for the quarter. Our cost of funds includes the impact of our liability interest rate hedging activities.

(5)	Net Interest Spread is the difference between our Weighted Average Cash Yield on Interest Earning Assets and our Cost of Funds.

Prepayment Experience

The following table sets forth the constant prepayment rates for selected asset classes, by quarter:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%
June 30, 2013	22.2%	6.4%	21.9%	18.0%	6.5%	15.4%
March 31, 2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%
June 30, 2012	24.8%	N/A	19.4%	15.2%	7.4%	16.6%
March 31, 2012	18.1%	N/A	19.6%	13.3%	8.1%	16.6%

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

 Portfolio Asset Yields for the Quarter Ended September 30, 2013

The following table summarizes the Company’s significant assets at and for the quarter ended September 30, 2013, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupon(1)	Yield(1)	CPR(1)
Agency Fixed Rate RMBS	$560,583	2.94%	1.86%	8.5%
CMBS(2)	$283,044	0.11%	12.22%	N/A
Distressed Residential Loans	$258,288	5.95%	6.99%	N/A
Agency ARMs	$215,004	2.93%	1.56%	16.8%
Agency IOs	$125,674	5.71%	9.07%	20.4%
Residential Securitized Loans	$170,306	2.65%	2.54%	12.0%
CLOs	$32,454	4.25%	40.89%	N/A

(1)	Coupons, yields and CPRs are based on third quarter 2013 weighted average balances. Yields are calculated on amortized cost basis and do not reflect the effects of leverage.
(2)

CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

Financial Condition

As of September 30, 2013, we had approximately $8.5 billion of total assets, as compared to approximately $7.2 billion of total assets as of December 31, 2012. The increase in total assets is primarily a result of our consolidation of an additional Freddie Mac K-Series securitization in the second quarter of 2013 and our acquisitions of pools of distressed residential mortgage loans in the second and third quarters of 2013. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. See "Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations” above.

Balance Sheet Analysis

Investment Securities Available for Sale.  At September 30, 2013, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At September 30, 2013, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets.

The following tables set forth the balances of our investment securities available for sale by vintage by issue year as of September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	September 30, 2013		December 31, 2012
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2011	$24,901	$26,343	$32,868	$34,691
2011	27,616	29,153	37,257	39,601
2012	156,550	159,508	189,726	199,631
Total ARMs	209,067	215,004	259,851	273,923

Fixed
2011	3,120	3,228	4,573	4,802
2012	542,325	557,355	586,681	623,142
Total Fixed	545,445	560,583	591,254	627,944

IO
Prior to 2010	76,575	10,792	76,699	10,359
2010	187,921	26,342	238,297	32,388
2011	131,820	21,151	137,217	20,376
2012	304,007	54,471	193,724	36,249
2013	72,039	12,918	-	-
Total IOs	772,362	125,674	645,937	99,372

Total Agency RMBS	1,526,874	901,261	1,497,042	1,001,239
Non Agency RMBS
2006	3,178	2,425	3,868	2,687
CLOs
2007	35,550	32,454	35,550	30,785

Total	$1,565,602	$936,140	$1,536,460	$1,034,711

The following tables summarize the loans that collateralize our CLOs, grouped by range of outstanding balance and industry greater than 5% of outstanding balance, as of September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

			As of September 30, 2013					As of December 31, 2012
Range of Outstanding Balance			Number of Loans	Maturity Date			Total Principal	Number of Loans	Maturity Date			Total Principal
$0	-	$500	19	12/2013	-	4/2019	$6,393	32	8/2015	-	8/2019	$12,508
$500	-	$2,000	113	5/2014	-	8/2020	147,196	131	12/2013	-	12/2019	163,939
$2,000	-	$5,000	69	12/2014	-	8/2020	208,058	74	4/2013	-	12/2019	210,991
$5,000	-	$10,000	4	5/2016	-	11/2017	26,093	5	2/2013	-	5/2018	31,248
Over $10,000			2	8/2016	-	5/2018	21,075	—		—		—
Total			207				$408,815	242				$418,686

September 30, 2013

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	21	$54,858	13.4%
Chemicals, Plastics and Rubber	15	$46,021	11.3%
Diversified/Conglomerate Service	16	$28,538	7.0%
Retail Store	14	$25,165	6.2%
Leisure, Amusement, Motion Pictures & Entertainment	10	$21,695	5.3%

December 31, 2012

Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	23	$50,192	12.0%
Retail Store	19	$35,746	8.5%
Diversified/Conglomerate Service	20	$33,761	8.1%
Chemicals, Plastics and Rubber	17	$32,058	7.7%
Electronics	15	$25,544	6.1%
Beverage, Food & Tobacco	11	$20,983	5.0%

Investment Securities Available for Sale Held in Securitization Trusts.  At September 30, 2013, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to securitization trusts as part of securitization transactions. The following table sets forth the balances of our investment securities available for sale held in securitization trusts as of September 30, 2013 and December 31, 2012:

Balances of Our Investment Securities Available for Sale Held in Securitization Trusts (dollar amounts in thousands):

September 30, 2013	Par Value	Carrying Value	% of Total
CMBS:
POs	$137,425	$49,998	57.7%
Floating Rate	50,388	26,595	30.7%
IOs	1,817,167	10,121	11.6%
Total	$2,004,980	$86,714	100.0%

December 31, 2012	Par Value	Carrying Value	% of Total
CMBS:
POs	$137,425	$37,448	52.6%
Floating rate	50,388	22,215	31.2%
IOs	1,825,203	11,496	16.2%
Total	$2,013,016	$71,159	100.0%

Balances of Our Investment Securities Available for Sale Held in Securitization Trusts by vintage by issue year (dollar amounts in thousands):

	September 30, 2013		December 31, 2012
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$902,647	$27,434	$908,606	$22,610
2012	1,102,333	59,280	1,104,410	48,549
Total	$2,004,980	$86,714	$2,013,016	$71,159

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005 and 2006.

At September 30, 2013, residential mortgage loans held in securitization trusts totaled approximately $170.3 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with ARM mortgage loans and real estate owned held in residential securitization trusts was $6.9 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 82.8% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods are predominately five years or less and the interest-only period is typically 10 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are payment option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	Number of Loans	Par Value	Weighted Average Coupon	Carrying Value
September 30, 2013	436	$172,378	2.84%	$170,306
December 31, 2012	474	$189,009	3.08%	$187,229

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of September 30, 2013 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$439	$2,950	$48
Current Coupon Rate	2.84%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.31%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	259	267	226
Average Months to Reset	3	11	1
Original Average FICO Score	727	818	593
Original Average LTV	70.29%	95.00%	13.94%

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2012 (dollar amounts in thousands):

	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$440	$2,950	$48
Current Coupon Rate	3.08%	7.25%	1.38%
Gross Margin	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360
Remaining Term (Months)	268	276	235
Average Months to Reset	3	11	1
Original Average FICO Score	728	818	593
Original Average LTV	70.47%	95.00%	13.94%

The following tables detail activity for the residential mortgage loans held in securitization trusts (net) for the nine months ended September 30, 2013 and 2012, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$189,009	$1,198	$(2,978)	$187,229
Principal repayments	(15,742)	-	-	(15,742)
Provision for loan loss	-	-	(568)	(568)
Transfer to real estate owned	(889)	-	268	(621)
Charge-Offs	-	-	109	109
Amortization for premium	-	(101)	-	(101)
Balance, September 30, 2013	$172,378	$1,097	$(3,169)	$170,306

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2012	$208,934	$1,317	$(3,331)	$206,920
Principal repayments	(10,927)	-	-	(10,927)
Provision for loan loss	-	-	(568)	(568)
Transfer to real estate owned	(2,467)	-	898	(1,569)
Charge-Offs	-	-	127	127
Amortization for premium	-	(78)	-	(78)
Balance, September 30, 2012	$195,540	$1,239	$(2,874)	$193,905

    Distressed Residential Mortgage Loans Held in Securitization Trusts and Distressed Residential Mortgage Loans. Distressed residential mortgage loans held in securitization trusts and distressed residential mortgage loans are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount to par value (that is due, in part, to credit quality of the borrower). Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests.

At September 30, 2013 and December 31, 2012, distressed residential mortgage loans held in securitization trusts, had a carrying value of $254.9 million and $60.5 million, respectively.  The Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $93.5 million at September 30, 2013.

    At September 30, 2013 and December 31, 2012, distressed residential mortgage loans included in receivables and other assets account in the accompanying condensed consolidated balance sheets had a carrying value of $3.4 million and $0, respectively.

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts at September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Weighted Average Coupon	Carrying Value
September 30, 2013	2,522	$329,198	5.87%	$258,288
December 31, 2012	513	$91,831	5.63%	$60,459

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

The following tables set forth characteristics of our distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts as a percentage of unpaid principal balance as of September 30, 2013 and December 31, 2012, respectively:

Loan to Value at Purchase	September 30, 2013	December 31, 2012
50.00% or less	4.6%	1.4%
50.01% - 60.00%	4.4%	2.8%
60.01% - 70.00%	7.4%	5.4%
70.01% - 80.00%	10.0%	7.2%
80.01% - 90.00%	14.5%	16.8%
90.01% - 100.00%	12.2%	12.8%
100.01% and over	46.9%	53.6%
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2013	December 31, 2012
550 or less	16.2%	16.6%
551 to 600	22.0%	22.3%
601 to 650	25.0%	30.8%
651 to 700	19.2%	16.9%
701 to 750	11.8%	9.7%
751 to 800	5.0%	2.3%
801 and over	0.8%	1.4%
Total	100.0%	100.0%

Occupancy	September 30, 2013	December 31, 2012
Owner Occupied	89.1%	92.0%
Second/Vacation Home	2.3%	0.5%
Investor Property	8.6%	7.5%
Total	100.0%	100.0%

Property Type	September 30, 2013	December 31, 2012
Single Family	79.2%	81.9%
Condominium	5.9%	5.9%
Cooperative	0.4%	1.0%
Planned Unit Development	6.6%	8.5%
Two-Four-Family	7.9%	2.7%
Total	100.0%	100.0%

Origination Year	September 30, 2013	December 31, 2012
2005 or earlier	34.3%	20.2%
2006	15.8%	7.0%
2007	43.3%	62.4%
2008 or later	6.6%	10.4%
Total	100.0%	100.0%

Multi-Family Loans Held in Securitization Trusts. As of September 30, 2013 and December 31, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five and four Freddie Mac-sponsored multi-family K-Series securitizations as of September 30, 2013 and December 31, 2012, respectively, of which we, or one of our SPEs, own the first loss POs and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, interest income and interest expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations. As of September 30, 2013 and December 31, 2012, the Consolidated K-Series was comprised of $6.7 billion and $5.4 billion, respectively in multi-family loans held in securitization trusts and $6.5 billion and $5.3 billion, respectively in multi-family CDOs.  The increase in balances at September 30, 2013 as compared to December 31, 2012 is primarily a result of our consolidation of an additional Freddie Mac K-Series securitization in the second quarter of 2013. In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the nine months ended September 30, 2013 included $161.0 million in interest income and $148.1 million in interest expense, respectively. Also, we recognized a $22.4 million unrealized gain in the statement of operations for the nine months ended September 30, 2013 as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $196.3 million and $123.3 million as of September 30, 2013 and December 31, 2012, respectively.

Multi-Family CMBS Loan Characteristics

The following table details the loan characteristics of the loans that back the multi-family loans that are assets of the Consolidated K-Series (including the multi-family CMBS that we, or one of our SPEs, own as of September 30, 2013 and December 31, 2012, respectively (dollar amounts in thousands, except as noted):

	September 30, 2013	December 31, 2012
Current balance of loans	$11,305,462	$9,932,167
Number of loans	675	609
Weighted average original LTV	69.3%	69.2%
Weighted average underwritten debt service coverage ratio	1.49x	1.49x
Current average loan size	$16,749	$16,309
Weighted average original loan term (in months)	110	108
Weighted average current remaining term (in months)	84	89
Weighted average loan rate	4.43%	4.54%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
Texas	13.7%	14.0%
California	12.7%	13.6%
Florida	6.9%	7.4%
New York	6.6%	6.8%
Georgia	5.4%	5.4%
Washington	5.0%	5.0%

Financing Arrangements, Portfolio Investments. As of September 30, 2013, we had approximately $794.2 million of repurchase borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less. As of September 30, 2013, the current weighted average borrowing rate on these financing facilities was 0.52%. As of September 30, 2013, the Company’s only exposure where the amount at risk in excess of 5% of Stockholders’ Equity was to JPMorgan Chase Bank N.A. at 5.9% . The amount at risk is defined as the fair value of securities pledged as collateral to repurchase agreement in excess of the repurchase agreement liability. As of September 30, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs, CMBS and CLOs was approximately 5%, 25%, 30% and 35%, respectively, for a total weighted average “haircut” of 7.8%.

As of December 31, 2012, we had approximately $889.1 million of repurchase agreement borrowings outstanding.  Our repurchase agreements typically have terms of 30 days or less. As of December 31, 2012, the current weighted average borrowing rate on these financing facilities was 0.54%. As of December 31, 2012, the Company’s only exposure where the amount at risk in excess of 5% of Stockholders’ Equity was to JPMorgan Chase Bank N.A. 5.7%. As of December 31, 2012, the outstanding balance under our repurchase agreements was funded at an advance rate of 93.1% that implies an average haircut of 6.9%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 6.9%.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during the quarter over the last three years for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End

September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667
March 31, 2013	$879,732	$878,824	$882,611

December 31, 2012	$878,201	$889,134	$889,134
September 30, 2012	$446,610	$580,176	$592,976
June 30, 2012	$129,101	$138,871	$138,871
March 31, 2012	$113,092	$118,385	$118,385

December 31, 2011	$116,916	$112,674	$123,788
September 30, 2011	$117,234	$111,500	$121,920
June 30, 2011	$82,469	$96,370	$96,370
March 31, 2011	$38,711	$46,563	$46,563

Multi-Family Collateralized Debt Obligations. As of September 30, 2013 and December 31, 2012, we had $6.5 billion and $5.3 billion, respectively of multi-family collateralized debt obligations, or Multi-Family CDOs.  As of September 30, 2013 and December 31, 2012, respectively, the current weighted average interest rate on these CDOs was 4.45% and 4.59%.  These Multi-Family CDOs are obligations of the Consolidated K-Series.  We determined that we are the primary beneficiary of the Consolidated K-Series and have consolidated the Consolidated K-Series into our financial statements.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our maximum exposure to loss from the Consolidated K-Series is the aggregate net carrying value of our investment, which amounts to $196.3 million and $123.3 as of September 30, 2013 and December 31, 2012, respectively.

Securitized Debt.  The securitized debt represents the notes issued in (i) our May 2012 multi-family CMBS re-securitization transaction, (ii) our November 2012 multi-family CMBS collateralized recourse financing transaction and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions. As of September 30, 2013 and December 31, 2012, we had $254.0 million and $117.6 million of securitized debt, respectively.  Refer to Note 7 of our unaudited condensed consolidated financial statements included in this report for more information on Securitized Debt.

Subordinated Debentures. As of September 30, 2013, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.09%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At September 30, 2013, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $1.6 million. At December 31, 2012, the Company had $358.4 million of notional amount of interest rate swaps outstanding with a fair market liability value of $1.7 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

 Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2013 was $477.7 million and included $7.1 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $15.4 million in unrealized gains related to our CLOs, $14.0 million in net unrealized gains related to our CMBS, $1.6 million in unrealized derivative gain related to cash flow hedges, partially offset by $23.9 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2012 was $322.0 million and included $18.1 million of accumulated other comprehensive income. The accumulated other comprehensive income at December 31, 2012 consisted of $17.3 million in unrealized gains related to our CLOs, $2.7 million in net unrealized gains related to our CMBS, partially offset by $1.7 million in unrealized derivative losses related to cash flow hedges and $0.2 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. The significant increase in unrealized losses related to our Agency RMBS and non-Agency RMBS was largely driven by the decline in the price of our Agency RMBS outside of our hedged expectations.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2013 (amounts in thousands, except per share):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share (1)
Beginning Balance	$398,328	63,755	$6.25	$322,006	49,575	$6.50
Common stock issuance, net	148			98,589
Preferred stock issuance, net	–			72,397
Preferred stock liquidation preference	–			(75,000)
Balance after share issuance activity	398,476	63,755	6.25	417,992	63,755	6.56
Dividends declared	(17,214)		(0.27)	(47,918)		(0.75)
Net change AOCI: (2)
Hedges	(1,561)		(0.02)	3,337		0.05
RMBS	4,442		0.07	(23,658)		(0.37)
CMBS	2,589		0.04	11,228		0.18
CLOs	(982)		(0.02)	(1,851)		(0.03)
Net income	16,933		0.27	43,553		0.68
Ending Balance	$402,683	63,755	$6.32	$402,683	63,755	$6.32

(1)	Outstanding shares used to calculate book value per share for the quarter ended period is based on outstanding shares as of September 30, 2013 of 63,754,730.
(2)	Accumulated other comprehensive income (“AOCI”).

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

During the nine months ended September 30, 2013, we used net cash of $11.3 million, as a result of $145.6 million used in investing activities, partially offset by $89.2 million of cash provided by financing activities and $45.1 million provided by operating activities. Our investing activities primarily included $206.4 million of purchases of distressed residential mortgage loans, $60.5 million of purchases of investment securities, $41.2 million in purchases of investments held in multi-family securitization trusts, $16.8 million in funding of mezzanine, debt and equity investments, $9.4 million in net payments on other derivative instruments settled during the period, and $6.5 million in funding of first mortgage loan, partially offset by $104.9 million in principal paydowns on investment securities available for sale, $59.3 million in principal repayments received on multi-family loans held in securitization trusts, $16.0 million in principal repayments received on residential mortgage loans held in securitization trusts, $5.5 million in principal payments received on distressed residential mortgage loans, $5.2 million in restricted cash, $1.3 million of proceeds from sales of investment securities and $3.0 million in return of capital from investments in limited partnership and limited liability company. Our financing activities primarily included $136.6 million in net proceeds from securitized debt, net proceeds from common and preferred stock issuances of $170.3 million, partially offset by $95.0 million in payments of financing arrangements, $59.4 million in payments made on multi-family CDOs, $44.8 million in dividends paid on common and Series B Preferred Stock, $16.3 million in payments made on residential CDOs, and $2.3 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed.  In those cases where we utilize some form of structured financing, be it through CDOs or securitized debt (including financings similar to our CMBS Master Repurchase Agreement), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of their use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests.  At September 30, 2013, we had cash and cash equivalents balances of $20.5 million, which decreased from $31.8 million at December 31, 2012.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements (typically 30 days) to finance the more liquid assets in our investment portfolio, such as Agency RMBS and CLOs. As of September 30, 2013, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of September 30, 2013, we had an aggregate amount at risk under our short-term repurchase agreements with eleven counterparties of approximately $82.5 million, with no greater than approximately $28.3 million at risk with any single counterparty. The volatility in the market place during the third quarter of 2013 has not had an impact on our liquidity or our ability to finance our more liquid assets through short-term repurchase agreements.

At September 30, 2013, the Company had short-term repurchase agreement borrowings to finance its investment portfolio of $794.2 million as compared to $889.1 million as of December 31, 2012. In addition to our excess cash, the Company has $68.8 million in unencumbered securities, including $50.9 million of RMBS, of which $48.5 million are Agency RMBS.  The $20.5 million of cash, the $50.9 million in RMBS, and the $22.3 million held in overnight deposits in our Agency IO portfolio (included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 11.8% of our financing arrangements, portfolio investments as of September 30, 2013, are liquid and could be monetized to pay down or collateralize the liability immediately.

As discussed above, proposed changes to Basel III could, if finalized, negatively impact certain lending institutions appetite for various risk-taking activities, including the issuance of repurchase agreements financing. See “-Current Market Conditions and Commentary--Bank Regulatory Capital Changes.”

At September 30, 2013, we also had other longer-term debt, including Residential CDOs outstanding of $164.8 million, multi-family CDOs outstanding of $6.5 billion (which includes obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $254.0 million.  The CDOs are collateralized by the residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued from (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2012 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 in our unaudited condensed consolidated financial statements.

As of September 30, 2013, our overall leverage ratio, which represents the sum of both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 2.3 to 1.  Our overall leverage ratio on our short term financings or callable debt was approximately 1.7 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $186.1 million at September 30, 2013, and is included in payable for securities purchased on our condensed consolidated balance sheets.

We also use U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk associated with our investments in Agency IOs and interest rate swap agreements and swaptions as a mechanism to reduce the interest rate risk of our Agency ARMs and mortgage loans held in securitization trusts.

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Footnote 8 to our consolidated financial statements included in this report. Also, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the market value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “—Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity.

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP.   On January 14, 2012, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP.  On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Stock Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of September 30, 2013, we have issued 480,014 shares of common stock under the equity distribution agreement.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See "—Results of Operations—Comparison of the Quarter and Nine Months Ended September 30, 2013 to the Quarter and Nine Months Ended September 30, 2012—Comparative Expenses" for more information regarding the management fees paid during the nine months ended September 30, 2013.  In addition, pursuant to the terms of our former advisory relationship with HCS, we also may pay incentive compensation to HCS with respect to those assets of our company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On September 12, 2013, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on July 15, 2013 and ended on October 14, 2013. This dividend was paid on October 15, 2013 to holders of record of Series B Preferred Stock as of October 1, 2013.

On September 12, 2013, we declared a 2013 third quarter cash dividend of $0.27 per common share, which is the same amount that was declared for the first and second quarters of 2013. The dividend was paid on October 25, 2013 to common stockholders of record as of September 23, 2013.  The dividend was paid out of our working capital. We expect to continue to pay quarterly cash dividends on our common stock during the near term. However, our Board of Directors will continue to evaluate our dividend policy each quarter and will make adjustments as necessary, based on a variety of factors, including, among other things, the need to maintain our REIT qualification, our financial condition, liquidity, earnings projections and business prospects. Our dividend policy does not constitute an obligation to pay dividends.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 4% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral), 25% (in the case of Agency IOs) and up to 35% (in the case of CLO collateral). While our repurchase agreement financing results in us recording a liability to the counterparty in our condensed consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender (including accrued interest receivable on such collateral).

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $81.9 million at September 30, 2013 with a net exposure of $4.8 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $43.0 million at September 30, 2013 with a net exposure of $3.5 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245.0 million notional with a net exposure of $0.6 million.  In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Our net interest income depends on differences between the yields earned on our investments and our cost of borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During periods of rising interest rates, the borrowing costs associated with our floating rate debt and repurchase agreements tend to increase while the income earned on many of our investments may remain substantially unchanged until the interest rate on our floating rate investments reset. The mismatch in the funding of our fixed rate investments with floating rate debt would result in a narrowing of the net interest spread between our assets and related borrowings and may even result in losses. The severity of any such decline will depend upon the composition of our assets and liabilities at the time as well as the magnitude and duration of the interest rate increase.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have the following effect on net interest income for the next 12 months based on our assets and liabilities as of September 30, 2013 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$1,088
+100	$3,014
-100	$(16,817)

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

In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide on-going funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over our repurchase agreements as they mature from time to time in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.

Prepayment Risk

When borrowers repay the principal on their residential mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and thereby, reduce the yield for residential mortgage assets purchased at a premium to their then current balance, as with our portfolio of Agency RMBS. Conversely, residential mortgage assets purchased for less than their then current balance, such as our distressed residential mortgage loans exhibit higher yields due to faster prepayments. Furthermore, actual prepayment speeds may differ from our modeled prepayment speed projections impacting the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. The impact of increasing prepayment rates, whether as a result of declining interest rates, government intervention in the mortgage markets or otherwise, is particularly acute with respect to our Agency IOs. Because the value of an IO is wholly contingent on the underlying mortgage loans having an outstanding principal balance, an unexpected increase in prepayment rates on the pool of mortgage loans underlying the IOs could significantly negatively impact the performance of our Agency IOs.

Our modeled prepayments will help determine the amount of hedging we use to off-set changes in interest rates. If actual prepayment speeds are faster than modeled, the yield will be less than modeled in cases where we paid a premium for the particular residential mortgage asset. Conversely, when we have paid a premium, if actual prepayment rates experienced are slower than modeled, we would amortize the premium over a longer time period and resulting in a higher yield to maturity.

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

We seek to manage credit risk through our pre-acquisition due diligence process, and by factoring projected credit losses into the purchase price we pay for all of our credit sensitive assets. In general, we evaluate relative valuation, supply and demand trends, prepayment rates, delinquency and default rates, vintage of collateral and macro-economic factors as part of this process. Nevertheless, these procedures do not guarantee unanticipated credit losses which would materially affect our operating results.

With respect to the $258.3 million of distressed residential loans the Company owned at September 30, 2013, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include  higher loan to value ratios and, in certain instances, delinquent loan payments.  Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of September 30, 2013, we own $212.8 million of first loss CMBS comprised of POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 27.9% of current par. Prior to the acquisition of each of our first loss CMBS POs, the Company completes an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool. As of September 30, 2013, we own approximately $32.5 million of notes issued by a CLO at a discounted purchase price equal to 47.9% of par. The securities are backed by a portfolio of corporate loans.  We also own approximately $20.7 million of first mortgage loan and mezzanine financing at September 30, 2013, backed by residential and multi-family properties.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets that are measured on a recurring basis are determined using Level 2 fair values (excluding the impact of consolidations for accounting purposes related to our investments in multi-family CMBS issued by certain Freddie Mac-sponsored K- Series securitizations), we own certain assets, such as our CMBS, classified as Level 3 Assets, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environment as of September 30, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the market values of our investments in derivative instruments, primarily interest rate hedges on our debt, will be sensitive to changes in market interest rates, interest rate spreads and other market factors. The market value of these investments can vary and has varied materially from period to period.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of September 30, 2013, using a discounted cash flow simulation model assuming an instantaneous interest rate shift and assuming a static portfolio. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(69,877)	2.58 years
+100	$(34,631)	2.30 years
Base	–	1.51 years
-100	$17,277	0.04 years

It should be noted that the model is used as a tool to identify potential risk in a changing interest rate environment but does not include any changes in portfolio composition, financing strategies, market spreads, changes in business volume or changes in overall market liquidity.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factors discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the BCBS adopted the Basel III accord in 2010. The final package of reforms pursuant to Basel III was approved by the G20 leaders in November 2010. In January 2013, the BCBS agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank’s liquidity measurement.

U.S. regulators have elected to implement substantially all of the Basel III standards. The largest lending institutions subject these standards will have until the beginning of 2018 to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

Shortly after approving the Basel III standards, U.S. regulators also issued a notice of proposed rule-making calling for enhanced supplementary leverage ratio standards, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. The enhanced standards are currently subject to public comment, and there can be no assurance that they will be adopted or, if adopted, that they will resemble the current proposal. Adoption and implementation of the Basel III standards and the supplemental regulatory standards proposed by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate caps and swaps, are traded may require us to post additional collateral against our hedging instruments. In response to the U.S. approaching its debt ceiling without resolution and the government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the debt ceiling and reopen the government, which allowed time for broader negotiations concerning budgetary issues. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 8, 2013	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Fredric S. Starker
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

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document **

Taxonomy Extension Schema Document **

Taxonomy Extension Calculation Linkbase Document **

Taxonomy Extension Definition Linkbase Document **

Taxonomy Extension Label Linkbase Document **

Taxonomy Extension Presentation Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.