Form 10-K
period 2013-12-31
NEW YORK MORTGAGE TRUST INC
filed 2014-03-10
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number 001-32216

NEW YORK MORTGAGE TRUST, INC .

(Exact name of registrant as specified in its charter)

Maryland	47-0934168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Madison Avenue, New York, NY 10016

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐Accelerated Filer ☒   Non-Accelerated Filer ☐    Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2013 was $429,653,988.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on March 5, 2014 was 75,706,546.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders scheduled for May 2014 to be filed with the Securities and Exchange Commission by no later than April 30, 2014.

Part III, Items 10-14

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

PART I

Item 1. BUSINESS

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; and “CLO” refers to collateralized loan obligations.

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

We were formed in 2003 and commenced operations as a vertically integrated mortgage origination and portfolio investment manager in 2004 upon the completion of our initial public offering. Since exiting the mortgage origination business in 2007, we have endeavored to build a diversified investment portfolio that includes elements of interest rate and credit risk, which we believe is best suited to deliver stable cash flows over various economic cycles.

Under our investment strategy, our targeted assets currently include multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, residential mortgage loans, including loans sourced from distressed markets, and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. We rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, and longer term structured financings, such as securitization and re-securitization transactions, with terms longer than one year.

We internally manage a certain portion of our portfolio, including Agency ARMs, Agency fixed-rate RMBS, non-Agency RMBS, CLOs and residential securitized loans. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands Asset Management, LLC, or Headlands, RiverBanc, LLC, or RiverBanc, and The Midway Group, L.P., or Midway, with Headlands providing investment management services with respect to our investments in certain distressed residential loans, RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt investments, and Midway providing investment management services with respect to our investments in Agency IOs.

We completed a common stock offering and a preferred stock offering in 2013, generating aggregate net proceeds to us of approximately $166.8 million, and helping to expand our stockholders’ equity from $322.0 million at December 31, 2012 to $480.7 million at December 31, 2013. We also completed a public offering of common stock in January 2014, generating net proceeds to us of approximately $75.8 million. The expansion of our equity capital base over the course of the last two fiscal years has increased our scale and, we believe, our access to larger and more attractive investment and financing opportunities.

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

Our Investment Strategy

We intend to continue our strategy of building a residential portfolio that includes elements of both interest rate and credit risk by focusing our investments on (i) “credit residential” assets, which we define as multi-family CMBS and other commercial real estate-related debt investments such as mezzanine loans to and preferred equity investments in owners of multi-family properties, as well as residential mortgage loans, including loans sourced from distressed markets, (ii) leveraged Agency RMBS, which we expect will include Agency ARMs, Agency fixed-rate and Agency IOs, and (iii) the opportunistic acquisition of other types of mortgage-related and financial assets that meet our investment criteria. At the same time we pursue these targeted assets, we will continue to actively manage our existing assets, which include the credit residential assets and leveraged Agency RMBS referred to above as well as CLOs, residential securitized loans and non-Agency RMBS. Prior to deploying capital to any of our targeted asset classes, our management team will consider, among other things, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk related to the asset or the underlying collateral, prepayment risk, liquidity, the costs of financing, hedging, and managing the asset, relative value, expected future interest rate volatility and future expected changes to credit spreads.

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

For more information regarding our portfolio as of December 31, 2013, see “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investments in Credit Residential Assets

We seek to identify credit sensitive assets primarily relating to residential housing from which we can extract value through a combination of current yield and/or capital appreciation. Our portfolio of credit residential assets is currently comprised of multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties and residential mortgage loans, including distressed residential loans.

We have significantly expanded our multi-family CMBS portfolio since making our first investment in this asset class in 2011. Our portfolio of multi-family CMBS is comprised of (i) fixed rate PO securities and a floating-rate security, in each case, issued from the first loss tranche, or “first loss,” of certain multi-family K-series securitizations sponsored by Freddie Mac and (ii) certain IO securities issued by these securitizations. Our investments in these privately placed first loss PO securities generally represent approximately 7.5% of the overall securitization which typically totals approximately $1.0 billion in multi-family residential loans consisting of 70 to 100 individual properties diversified across a wide geographic footprint. These first loss securities are typically backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years. Moreover, each first loss piece of multi-family CMBS in our portfolio is, in most cases, the most junior tranche of security issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior tranches being exposed to loss. As a result, each of the first loss securities in our portfolio has been purchased, upon completion of a credit analysis and due diligence by our external manager and after consultation with and approval of our senior management, at a significant discount to its then-current par value, which we believe provides us with adequate protection against projected losses. In addition, as the owner of the first loss piece, the Company, through RiverBanc, has the right to participate in the workout of any distressed property in the securitization. We believe this right will allow the Company to mitigate or reduce any possible loss associated with the distressed property. The Company also invests in IO securities from a number of the same multi-family securitizations from which we acquired our first loss PO investments. These IO securities are stripped off the entire securitization allowing the Company to receive cashflows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We may in the future invest in more senior tranches of multi-family CMBS, which may include some form of leverage, if we believe the risk-adjusted returns for such assets are attractive. In addition, we may acquire multi-family CMBS from private originators of, or investors in, mortgage loans, including non-financial institutions and other entities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations have been underwritten to Freddie Mac underwriting guidelines and standards; however, our securities are not guaranteed by Freddie Mac.

We invest in other commercial real estate-related investments, such as the origination or acquisition of mezzanine loans to and preferred equity investments in owners of multi-family properties, with a primary focus on conventional apartments, cooperative housing associations, student housing and other related property types in increments as low as $1 million secured by properties valued at $10 million or greater. A mezzanine loan is a loan made to a property owner that is subordinate to mortgage debt and is typically secured by a pledge of the borrower’s ownership interests in the property and/or direct or indirect entities that own the property. A preferred equity investment typically takes the form of an equity investment in the special purpose entity (“SPE”) that owns the property and is structured such that the preferred equity investor will receive cash distributions from the SPE in seniority to a more junior class of equity. These preferred equity interests may be subordinate to other forms of mortgage or property-level debt. We also may participate in structured investments such as the acquisition of seasoned or distressed commercial loan portfolios. Our multi-family CMBS and other commercial real estate-related debt assets are managed by RiverBanc.

Our portfolio also includes distressed residential mortgage loans held in securitization trusts and prime ARM loans held in securitization trusts (also referred to as residential securitized loans). The distressed residential loans in our current portfolio have been acquired, in each case, as a pool of distressed residential loans sold by a financial institution. During the year ended December 31, 2013, we acquired multiple pools of distressed residential mortgage loans having an estimated aggregate market value of approximately $218.2 million at the time of their respective acquisitions. These distressed residential mortgage loans generally consist of performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties. The loans were purchased at a discount to the aggregate principal amount outstanding, which we believe will provide us with adequate credit protection and an opportunity to modify the loan and achieve an attractive yield. These distressed residential mortgage loans are sourced and managed by Headlands.

The prime ARM loans held in securitization trusts, which we refer to as “residential mortgage loans held in securitization trusts” in our consolidated financial statements, are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased from third parties, that we securitized in 2005. These loans are substantially prime, full documentation, interest-only hybrid ARMs on residential properties and are all first lien mortgages. We maintain the ownership trust certificates, or equity, of these securitizations, which includes rights to excess interest, if any, and also take an active role in managing delinquencies and default risk related to the loans.

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

Our Agency RMBS also consist of fixed-rate whole pool pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae or Freddie Mac, which are primarily backed by 15-year residential fixed rate mortgage loans with lesser amounts invested in 20-year residential fixed-rate mortgage loans. The majority of these securities have coupons ranging from 2.5% to 3.5%. Our investments in Agency RMBS attempt to identify securities with characteristics that we believe will exhibit better prepayment profiles in the current low interest rate environment, such as loan size, type of originator, credit scores and geographic area.

Agency IOs are securities that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Agency IOs allow us to make a direct investment in borrower prepayment trends in the current market environment. However, Agency IOs also introduce increased risk as these securities have no underlying principal cash flows, which will cause them to underperform in high prepayment environments as future interest payments will be reduced as a direct result of prepayments. In a rising interest rate environment, the value of an Agency IO generally tends to increase as their expected average life increases and prepayments decrease. Our investments in Agency IOs and related hedging and borrowing activities are managed by Midway, which serves as one of our external managers pursuant to a management agreement. We sometimes refer to these investments and related hedging and borrowing activities as our Agency IO strategy or our Agency IO portfolio.

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

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term borrowings under repurchase agreements, collateralized debt obligations (“CDO’s”), structured financings, which we sometimes refer to as securitized debt, and long term subordinated debt. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining more permanent, longer-term financing for our more illiquid assets, such as our credit sensitive first loss multi-family CMBS and distressed residential loans. Currently, we target maximum leverage ratios for callable or short-term financings of 8 to 1, in the case of Agency RMBS (other than Agency IOs), and 2 to 1, in the case of Agency IOs. We may utilize short term financing on other asset classes with leverage ratios driven by the nature of the underlying asset as well as current market conditions. At December 31, 2013, the Company had a repurchase agreement outstanding backed by a CLO security with an advance rate of approximately 65% or a leverage ratio of less than 2 to 1. As of December 31, 2013, our overall leverage ratio, including both our short- and longer-term financings (excluding the CDOs issued by the Consolidated K-Series and our residential CDOs) divided by stockholders’ equity, was approximately 2.4 to 1. Our leverage ratio on our short term financings or callable debt was approximately 1.6 to 1. In each case, there may be occasional short-term increases or decreases in the amount of leverage used due to significant market events, and we may change our leverage strategy at any time. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

We primarily rely on repurchase agreements to fund our Agency RMBS portfolio. Repurchase agreements provide us with short-term borrowings (typically 30 days) that bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments on the mortgages underlying our pledged securities. Interest rates and haircuts will depend on the underlying collateral pledged.

With respect to our investments in multi-family CMBS, other commercial mortgage debt-related investments and distressed residential loans, we intend to finance our investment in these assets through working capital and, subject to market conditions, both short-term and long-term borrowings. Our financings may include repurchase agreement borrowings with terms of one year or less, or longer term structured debt financing, such as longer-term repurchase agreement financing and securitized debt where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing. We engage in longer-term financings for the primary purpose of obtaining longer-term non-recourse financing on these assets. During the year ended December 31, 2013, we completed one structured financing on our multi-family CMBS and three structured financings on our distressed residential mortgage loans, resulting in aggregate net proceeds to us of $191.7 million. As of December 31, 2013, substantially all of our multi-family CMBS and distressed residential loans are financed by some form of securitized debt. Pursuant to the terms for these financings, our ability to access the cash flows generated by the assets serving as collateral may be significantly limited and we may be unable to sell or otherwise transfer or dispose of or modify such assets until the financing has matured. In addition, we have provided a guarantee with respect to certain terms of some of the longer-term debt incurred by our subsidiaries and we may provide a similar guarantee in connection with future financings.

At December 31, 2013, we finance our prime ARM loans held in securitization trusts with approximately $158.4 million of residential CDOs that were issued in securitization transactions we completed in 2005.

For more information regarding our outstanding borrowings and debt instruments at December 31, 2013, see “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

We use interest rate swaps and Euro-dollar futures to hedge interest rate repricing mismatches between certain of our investments and the related borrowings. For example, the interest coupon reset period on our Agency RMBS is typically greater than the repricing period for the related liabilities, which is usually 30 days. We typically would use interest rate swaps or Euro-dollar futures to extend the liability repricing date to more closely approximate the related asset.

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

Our External Managers

The Midway Group, L.P.

A portion of our Agency RMBS portfolio comprised of Agency IOs is externally managed and advised by Midway pursuant to an investment management agreement between Midway and us (the “Midway Management Agreement”). Midway was founded in 2000 by Mr. Robert Sherak, a mortgage industry veteran with more than 25 years’ experience, to serve as investment manager to the Midway Market Neutral Fund LLC, a private investment fund. Midway has been managing a hedged portfolio of mortgage-related securities for over 10 years.

Midway is responsible for administering the business activities and day-to-day operations of our investments in Agency IOs and certain derivative instruments. These responsibilities include arranging and coordinating the purchase and sale of various investment assets and the financing and hedging associated with such assets, with direct oversight from our management team. Midway also may invest from time to time in, among other things, Agency RMBS consisting of pass-through certificates, CMOs, and POs and non-agency RMBS (which may include IOs and POs), although they have made no such investments on our behalf since being engaged as an external manager. As part of its investment process, we expect that Midway will analyze significant amounts of data regarding the historical performance of mortgage-related securities transactions and collateral over various market cycles.

Midway has established portfolio management resources for the investment assets described above and an established infrastructure supporting those resources. We expect that we will benefit from Midway’s highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community and operational expertise. Moreover, since its founding, we believe Midway has developed strong relationships with a wide range of dealers and other market participants that provide Midway access to a broad range of trading opportunities and market information.

As of December 31, 2013, we had allocated approximately $80.5 million of capital to investments managed by Midway.

The Midway Management Agreement

We entered into an investment management agreement with Midway on February 11, 2011, as amended on March 9, 2012. The Midway Management Agreement has a current term that expires on December 31, 2014. The Midway Management Agreement is automatically renewed in successive one year terms unless a termination notice is delivered by either party to the other party at least six months prior to the end of the then current term. Pursuant to the Midway Management Agreement, Midway implements our Agency IO investment strategy and related hedging and borrowing activities and has complete discretion and authority to manage these assets and related hedging and borrowing activities, subject to compliance with the written investment guidelines included in the Midway Management Agreement and the other terms and conditions of the Midway Management Agreement, including our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act.

The following table summarizes the fees that we pay to Midway pursuant to the Midway Management Agreement. We will reimburse Midway for all transaction costs and expenses incurred in connection with the management and administration of the assets and liabilities that they manage on our behalf.

Type	Description

Base management fee

Payable monthly in arrears in a cash amount equal to the product of (i) 1.50% per annum of our invested capital in the assets managed by Midway as of the last business day of the previous month, multiplied by (ii) 1/12th.

Incentive fee

Midway will be entitled to a quarterly incentive fee (the “Midway Incentive Fee”) that is calculated quarterly and paid in cash in arrears. The Midway Incentive Fee is subject to a high water mark equal to an 11% return on our invested capital in assets managed by Midway (the “High Water Mark”), and shall be payable in an amount equal to the excess, if any, of (i) 35% of the dollar amount by which adjusted net income (as defined below) attributable to the assets managed by Midway, on a rolling 12-month basis and before accounting for the Midway Incentive Fee, exceeds an annual 12.5% rate of return on invested capital (the “Hurdle Rate”) over (ii) the sum of the Midway Incentive Fees paid or accrued for each of the three immediately preceding fiscal quarters. The return rate for each rolling 12-month period (the “Calculation Period”) shall be determined by dividing (i) the adjusted net income for the Calculation Period by (ii) the weighted average of our invested capital in assets managed by Midway during the Calculation Period. Upon mutual agreement of the parties to the Midway Management Agreement, a portion of each Midway Incentive Fee payable to Midway may be paid in shares of our common stock.

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

Equity Compensation

In addition to the base management and incentive fees provided for in the Midway Management Agreement, we agreed to issue 213,980 shares of restricted stock to Midway in March 2012. The restricted shares vest annually in one-third increments beginning on December 31, 2012. Unvested shares will be forfeited in the event Midway terminates the Midway Management Agreement for any reason prior to the end of the restricted period; whereas all of the restricted shares will vest if we terminate the agreement for any reason.

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

RiverBanc LLC

In April 2011, we formed a relationship with RiverBanc, a privately owned investment management and specialty finance company founded by Kevin Donlon, for the purpose of investing in multi-family CMBS, such as Freddie Mac Multifamily Loan Securitization K-Series’ assets, and, to a lesser extent, other commercial real estate-related debt investments. Pursuant to an investment management agreement between RiverBanc and us, RiverBanc will source, structure and manage our investments in these asset classes.

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

We may terminate the RiverBanc Management Agreement or elect not to renew the agreement, subject to certain conditions and subject, in certain cases, to paying a termination fee equal to the product of (A) 24 and (B) the monthly base management fee earned by RiverBanc during the month immediately preceding the month in which the termination occurs. In the event we terminate the RiverBanc Management Agreement for any reason (other than for “cause”), RiverBanc has, subject to certain conditions, a right of first refusal to purchase from us the assets managed by them.

Headlands Asset Management LLC

The Company engages Headlands to manage and advise us with respect to the distressed residential mortgage loans acquired by us. Headlands sourced and performed due-diligence procedures on the pools of distressed residential mortgage loans acquired by us and manages the servicing, modification and final disposition or resolution of the loans, which can range from modifying a mortgage loan balance, interest rate or payment to selling the underlying real estate asset.

Headlands was founded on May 2008 as an investment manager focused on purchasing, servicing and managing all aspects of a portfolio of residential mortgage loans.

Headlands Management Agreements

We are a party to multiple investment management agreements with Headlands. As part of our financing strategy, we have transferred substantially all of the distressed residential loans to certain SPEs, which are treated as consolidated subsidiaries of the Company, for the purpose of securitizing the loans. Each investment management agreement by and between Headlands and any consolidated subsidiary of the Company (the “Securitization Subsidiaries”), provides that Headlands serves as the asset manager of certain notes issued by such Securitization Subsidiary. Each investment management agreement has a term that will expire upon the sale or other liquidation of all mortgage loans held by the Securitization Subsidiaries.

Pursuant to the terms of each investment management agreement, Headlands will receive a monthly base management fee payable on the tenth business day of each month in a cash amount equal to the product of (i) 1.50% per annum of assets under management (“AUM”) as of the first day of each such month, multiplied by (ii) 1/12th, where AUM is defined as the net asset value of the mortgage loans being managed by Headlands plus any “subsequent collateral account balance” (as defined in the investment management agreement). In addition, Headlands will be entitled to an incentive fee that is calculated quarterly, but is not payable until the notes issued by such Securitization Subsidiary as part of the securitization transaction have been retired in full. The incentive fee is based upon the weighted average AUM during the fiscal quarter and shall be payable in an amount equal to 35% of the dollar amount by which the Securitization Subsidiary’s taxable income (before accounting for any incentive fees earned by Headlands and interest on the notes) exceeds an annualized 12% rate of return on such weighted average AUM (provided, however, that the applicable percentage for calculation of the incentive fee on any incremental return in excess of 22% shall be reduced by the amount of any subordinate servicing fees). The parties will recalculate the annual incentive fee earned by Headlands after the fourth fiscal quarter of each year and will adjust any payments owed or required to be remitted based on such annual calculation.

Headlands may terminate any of the investment management agreements at any time upon not less than 60 days notice; provided, however, that, subject to certain exceptions, it may not terminate an agreement or resign prior to the time such notes issued by the respective Securitization Subsidiary have been retired. We may terminate an investment management agreement in the event of an uncured violation of the agreement or any bankruptcy, insolvency or liquidation proceedings in respect of Headlands. Neither Headlands nor the Securitization Subsidiaries will incur a termination fee upon termination of any of the investment management agreements. We have agreed to guarantee the payment of the base management fees and expenses payable to Headlands by the Securitization Subsidiaries.

Conflicts of Interest with Our External Managers; Equitable Allocation of Opportunities

Each of Midway, RiverBanc and Headlands manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose. In addition, we have in the recent past engaged in certain co-investment opportunities with an external manager or one of its affiliates and we may participate in future co-investment opportunities with our external managers or their affiliates. In these cases, it is possible that our interests and the interests of our external managers will not always be aligned and this could result in decisions that are not in the best interests of our company.

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

Midway is authorized to follow broad investment guidelines in determining which assets it will invest in. Although our Board of Directors will ultimately determine when and how much capital to allocate to assets managed by Midway, we generally will not approve transactions in advance of their execution. As a result, because Midway has great latitude to determine the types of assets it may decide are proper investments for us, there can be no assurance that we would otherwise approve of these investments individually or that they will be successful. Meanwhile, RiverBanc has complete discretion and authority to manage assets on our behalf subject to investment guidelines approved by our Board of Directors. However, our Board of Directors may elect to change the investment guidelines or waive them for various investments. In addition to conducting periodic reviews, we will rely primarily on information provided to us by our external managers. Finally, our external managers may use complex investment strategies and may engage in complex transactions on our behalf, which may be difficult or impossible to unwind.

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

 Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ending December 31, 2014 and thereafter. Accordingly, the net interest income we earn on our assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by TRSs is subject to regular corporate income tax.

The benefit of REIT tax status is a tax treatment that avoids “double taxation,” or taxation at both the corporate and stockholder levels, that generally applies to distributions by a corporation to its stockholders. Failure to qualify as a REIT would subject us to federal income tax (including any applicable minimum tax) on our taxable income at regular corporate rates and distributions to our stockholders would not be deductible by us.

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

Qualified REIT Subsidiaries. A corporation that is a QRS is not treated as a corporation separate from its parent REIT. All assets, liabilities, and items of income, deduction, and credit of a “QRS” are treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A “QRS” is a corporation, all of the capital stock of which is owned by the REIT. Thus, in applying the requirements described herein, any “QRS” that we own will be ignored, and all assets, liabilities, and items of income, deduction, and credit of such subsidiary will be treated as our assets, liabilities, and items of income, deduction, and credit.

Taxable REIT Subsidiaries. A REIT is permitted to own up to 100% of the stock of one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. We have elected for each of Hypotheca Capital, LLC, New York Mortgage Funding, LLC, NYMT Residential Tax, LLC, NYMT Residential Tax 2013-RP1, LLC, NYMT Residential Tax 2013-RP2, LLC and NYMT Residential Tax 2013-RP3, LLC to be treated as TRSs. Our TRSs are subject to corporate income tax on their taxable income.

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

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. When we invest in mortgage-backed securities, mortgage loans and other investment assets, we compete with other REITs, investment banking firms, savings and loan associations, insurance companies, mutual funds, hedge funds, pension funds, banks and other financial institutions and other entities that invest in the same types of assets.

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 275 Madison Avenue, Suite 3200, New York, New York, 10016 and our telephone number is (212) 792-0107. As of December 31, 2013, we employed six full-time employees.

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.nymtrust.com. We make available free of charge, through our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Secretary, 275 Madison Avenue, Suite 3200, New York, New York, 10016. Information on our website is neither part of nor incorporated into this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in credit spreads; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the terms thereof; changes in governmental laws, regulations, or policies affecting our business; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Item 1A – “Risk Factors” elsewhere in this Annual Report on Form 10-K, as updated by those risks described in our subsequent filings under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.  RISK FACTORS

Set forth below are the risks that we believe are material to stockholders.  You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our company and our business.  The risks discussed herein can adversely affect our business, liquidity, operating results, prospects, and financial condition.  These risks could cause the market price of our securities to decline.  The risk factors described below are not the only risks that may affect us.  Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may adversely affect our business, liquidity, operating results, prospects, and financial condition.

Risks Related to Our Business and Our Company

Declines in the market values of assets in our investment portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

The market value of the interest-bearing assets in which we invest and any related hedging instruments may move inversely with changes in interest rates. We anticipate that increases in interest rates will generally tend to decrease our net income and the market value of our interest-bearing assets.  A significant percentage of the securities within our investment portfolio are classified for accounting purposes as “available for sale.” Changes in the market values of trading securities will be reflected in earnings and changes in the market values of available for sale securities will be reflected in stockholders’ equity. As a result, a decline in market values of certain of our investment securities may reduce the book value of our assets.  Moreover, if the decline in market value of an available for sale security is other than temporary, such decline will reduce earnings.

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

The market values of our investments may also decline without any general increase in interest rates for a number of reasons, such as increases in defaults, actual or perceived increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, and widening of credit spreads. If the market values of our investments were to decline for any reason, the value of your investment could also decline.

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government may adversely affect our business.

Payments on the Agency RMBS (excluding Agency IOs) in which we invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are government sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship and to inject significant capital in these businesses. Questions regarding the continued viability of Fannie Mae and Freddie Mac, as currently structured, including the guarantees that back the RMBS issued by them, and the U.S. Government’s participation in the U.S. residential mortgage market through the GSEs, continue to persist. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market”, which outlines recommendations for reforming the U.S. housing system, including reducing the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market and its relationship to Fannie Mae and Freddie Mac. In February 2012, the Federal Housing Finance Agency, or FHFA, released its “Strategic Plan for Enterprise Conservatorships,” which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships, which include (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages. In March 2013, the FHFA announced that it was creating a new entity as it reduces the roles of Fannie Mae and Freddie Mac that may serve as a foundational element of the mortgage market of the future. Since the FHFA first released its strategic plan, there have been a number of other housing finance reform proposals introduced, both from industry groups and by the U.S. Congress. The most recent bill in the U.S. Congress to receive serious consideration is the “Housing Finance Reform and Taxpayer Protection Act of 2013.” This draft bill, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. It remains unclear whether this or any other proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of the bill.

As discussed above, each of Fannie Mae, Freddie Mac and Ginnie Mae could be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically or the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee and the mortgage industry generally. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of the Agency RMBS and other residential mortgage-related assets that we own or seek to acquire.

In addition, we rely on our Agency RMBS as collateral for our financings under the repurchase agreements that we have entered into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions.

Difficult conditions in the mortgage and residential and commercial real estate markets have caused and may cause us to experience losses and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential mortgage market, the residential and commercial real estate market, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values and defaults. Continued concerns about the health of the residential and commercial mortgage markets, as well as inflation, energy costs, sovereign debt and geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential and commercial mortgage markets were adversely affected by changes in the lending landscape during the financial market crisis of 2008, the severity of which was largely unanticipated by the markets, and there is no assurance that these markets will return to prior levels or that they will not worsen again.

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

Certain of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, our repurchase agreements and certain other borrowings typically provide for a payment reset period of 30 days or less.  In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the securities and loans currently in our portfolio and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will generally not be sufficient to match the cost of all our liabilities against all of our investments. In the event we experience unexpectedly high or low prepayment rates on RMBS or other mortgage-related assets, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

In addition, the RMBS and residential mortgage loans we invest in may be comprised of, ARMs that are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security or loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on the Agency ARMs or residential mortgage loans comprised of ARMs in our portfolio. This problem is magnified for securities backed by, or residential mortgage loans comprised of, ARMs and hybrid ARMs that are not fully indexed. Further, certain securities backed by, or residential mortgage loans comprised of, ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on Agency ARMs backed by, or residential mortgage loans comprised of, ARMs and hybrid ARMs may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Interest rate fluctuations will also cause variances in the yield curve, which may reduce our net income.  The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our interest-earning assets. For example, because the Agency RMBS in our investment portfolio typically bear interest based on longer-term rates while our borrowings typically bear interest based on short-term rates, a flattening of the yield curve would tend to decrease our net income and the market value of these securities. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur significant operating losses.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our targeted assets.

The U.S. Government, through the U.S. Treasury, the Federal Housing Administration, or FHA, and the Federal Deposit Insurance Corporation, or “FDIC," commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program, or “HAMP,” which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or “H4H Program,” which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or “HARP,” which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

     Loan modification and refinance programs may adversely affect the performance of Agency RMBS, non-Agency RMBS and residential mortgage loans owned by us. Residential distressed mortgage loans and non-Agency RMBS are particularly sensitive to loan modification and refinance programs, as a significant number of loan modifications with respect to a given security or pool of loans, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments. In addition, it is also likely that loan modifications would result in increased prepayments on some RMBS and residential mortgage loans.

The U.S. Congress and various state and local legislatures are considering, and in the future may consider, legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process, and would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our stockholders, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our assets which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on the residential mortgage loans we own and those that underlie our RMBS is difficult to predict and is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, legislative and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium securities carry will be earned for a shorter period of time. Generally, “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Since many RMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Although we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes

The adverse effects of prepayments may impact us in various ways. First, particular investments, such as IOs, may experience outright losses in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to any hedges that we may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates, our business, financial condition and results of operations and ability to make distributions to our stockholders could be materially adversely affected.

Some of the commercial real estate loans we may originate or invest in may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a commercial loan is typically controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

Increased levels of prepayments on the mortgages underlying structured mortgage-backed securities, particularly IOs, might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

When we acquire structured mortgage-backed securities, such as IOs, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying these securities are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of our Agency IOs is extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. Agency IOs currently comprise a large percentage of our interest earning assets. As a result, increased levels of prepayments on our Agency IOs will negatively impact our net interest income and may result in a loss.

Certain actions by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders.

On September 21, 2011, the U.S. Federal Reserve, or Federal Reserve, announced "Operation Twist," a program by which it purchased, by the end of December 2012, more than $650 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sold an equal amount of U.S. Treasury securities with remaining maturities of three years or less. In addition, on September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or "QE3," which is an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators show sufficient signs of improvement. In December 2012, in an effort to keep long-term interest rates at low levels, the Federal Reserve announced an expansion of its asset buying program starting in January 2013, at which time it would commence outright purchases of longer-term U.S. Treasury securities at a pace of $45 billion per month. This new U.S. Treasury securities purchase program replaced "Operation Twist," which expired in December 2012.

In December 2013, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would reduce the pace of its purchases of longer-term U.S. Treasury securities to $40 billion per month and its purchases of Agency RMBs to $35 billion per month and that it will likely reduce the pace of asset purchases in further measured steps to be announced at future meetings. Interest rates increased during 2013 as a result of market anticipation that the asset purchase program would be reduced. Late in January 2014, the Federal Reserve announced an additional $10 billion reduction in its monthly asset purchases, beginning in February 2014, which consists of a monthly purchase reduction of $5 billion in Agency RMBS and $5 billion in U.S. Treasury securities. Although in the immediate aftermath of the purchase reduction announcements interest rates have generally traded within a range, it remains possible that the precipitous termination of (or even just a phasing out of) Federal Reserve asset purchase programs could cause interest rates to rise substantially. Should the U.S. economy begin to indicate signs of deterioration, the Federal Reserve could decide to increase its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, and increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin. The modification or termination by the Federal Reserve of any of its programs could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders.

Our investments include high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect our business, financial condition and cash available for dividends.

We own and seek to acquire higher yielding or subordinated or lower rated securities, including subordinated tranches of CMBS or non-Agency RMBS, which involve a higher degree of risk than other investments. Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. These securities may not be secured by mortgages or liens on assets. Our right to payment and security interest with respect to such securities may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Our efforts to manage credit risks may fail.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews may not be effective. Loan servicing companies may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loans servicers, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

The value of the properties collateralizing or underlying the loans or securities we own may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

If we underestimate the loss-adjusted yields of our investments in credit sensitive assets, we may experience losses.

 We and our managers expect to value our investments in many credit sensitive assets, including, but not limited to multi-family CMBS, based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans that we are investing in or that are included in a particular securitization, and the estimated impact of these losses on expected future cash flows. Our loss estimates may not prove accurate, as actual results may vary from estimates. In the event that we underestimate the losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

Residential mortgage loans, including subprime residential mortgage loans and non-performing and sub-performing residential mortgage loans, are subject to increased risks.

We acquire and manage residential whole mortgage loans, including loans sourced from distressed markets. Residential mortgage loans, including non-performing and sub-performing mortgage loans as well as subprime mortgage loans, are subject to increased risks of loss. Unlike Agency RMBS, the residential mortgage loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Residential whole mortgage loans are also subject to "special hazard" risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower's mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

Our targeted assets currently include distressed residential loans that we acquire from third parties, typically at a discount. Distressed residential loans sell at a discount because they may constitute riskier investments than those selling at or above par value. The distressed residential loans we invest in may be distressed because a borrower may have defaulted thereupon or because the loan may otherwise contain credit quality that is considered to be poor. The likelihood of full recovery of a distressed loan’s principal and contractual interest is less than that for loans trading at or above par value. Although we typically expect to receive less than the principal amount or face value of the distressed residential loans that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans due to the failure of the loans to perform or reperform. An economic downturn would exacerbate the risks of the recovery of the full value of the loan or the cost of our investment therein.

If we sell or transfer any whole mortgage loans to a third party, including a securitization entity, we may be required to repurchase such loans or indemnify such third party if we breach representations and warranties.

When we sell or transfer any whole mortgage loans to a third party, including a securitization entity, we generally are required to make customary representations and warranties about such loans to the third party. Our residential mortgage loan sale agreements and terms of any securitizations into which we sell or transfer loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or securitization. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders.

The commercial mortgage loans we may originate or acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

Commercial mortgage loans are secured by multi-family or commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

●	tenant mix;

●	success of tenant businesses;

●	property management decisions;

●	property location, condition, and design;

●	new construction of competitive properties;

●	changes in laws that increase operating expenses or limit rents that may be charged;

●	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

●	declines in regional or local real estate values;

●	declines in regional or local rental or occupancy rates;

●	increases in interest rates, real estate tax rates, and other operating expenses;

●	costs of remediation and liabilities associated with environmental conditions;

●	the potential for uninsured or underinsured property losses;

●	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

●	acts of God, terrorist attacks, social unrest, and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our stockholders.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The preferred equity investments or mezzanine loan assets that we may acquire or originate will involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire or originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. We also may make preferred equity investments in the entity that owns the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured or our equity investment may be effectively extinguished as a result of foreclosure by the senior lender. In addition, mezzanine loans and preferred equity investments are often used to achieve a very high leverage on large commercial projects, resulting in less equity in the property and increasing the risk of loss of principal or investment. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or preferred equity investment will be satisfied only after the senior debt, in case of a mezzanine loan, or all senior and subordinated debt, in case of a preferred equity investment, is paid in full. Where senior debt exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies or control decisions made in bankruptcy proceedings relating to borrowers or preferred equity investors. As a result, we may not recover some or all of our investment, which could result in significant losses.

We have acquired and may acquire in the future non-Agency RMBS collateralized by subprime and Alt A mortgage loans, which are not guaranteed by any government-sponsored entity or agency and are subject to increased risks.

We have acquired and may acquire in the future non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by a GSE such as Fannie Mae or Freddie Mac. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards, which include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified, subject us to increased risk of loss on our investment.

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

We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

●	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

●	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

●	adverse changes in national and local economic and market conditions; and

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

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

We have determined that certain securitization trusts that issued certain of our multi-family CMBS or securitized debt were variable interest entities, or VIEs, of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within those securitization trusts. As a result, we are required to consolidate the underlying multi-family loan or securities, as applicable, related debt, interest income and interest expense of those securitization trusts in our financial statements, although our actual investments in these securitization trusts generally represent a small percentage of the total assets of the trusts. Prior to the year ended December 31, 2012, we historically accounted for the multi-family CMBS in our investment portfolio through accumulated other comprehensive income, pursuant to which unrealized gains and losses on those multi-family CMBS were reflected as an adjustment to stockholders’ equity. However, the fair value option requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary, such as the Consolidated K-Series, be reflected through our earnings. As we acquire additional multi-family CMBS assets in the future that are similar in structure and form to the Consolidated K-Series’ assets or securitize investment securities owned by us, we may be required to consolidate the assets and liabilities of the issuing or securitization trust and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders' equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

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

We may change our investment strategy, hedging strategy and asset allocation and operational and management policies at any time without the consent of our stockholders, which could result in our purchasing assets or entering into hedging transactions that are different from, and possibly riskier than, the assets and hedging transactions described in this report. A change in our investment strategy or hedging strategy may increase our exposure to real estate values, interest rates, prepayment rates, credit risk and other factors. A change in our asset allocation could result in us purchasing assets in classes different from those described in this report. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. In addition, certain of our external managers have great latitude in making investment and hedging decisions on our behalf. Changes in our investment strategy, hedging strategy and asset allocation and operational and management policies could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our stockholders.

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

In connection with our operating and investment activity, we rely on third parties, including our external managers, to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with our business of acquiring and holding loans, engaging in securitization transactions, and investing in third-party issued securities, we rely on third party service providers, including our external managers, to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency.

We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Actions of the U.S. Government to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.

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

In addition, the U.S. Government, Federal Reserve, U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are considering taking other actions that impact the mortgage industry and financial markets. We cannot predict whether or when such actions may occur or what effect, if any such actions could have on our business, results of operations and financial condition.

The downgrade of the U.S.'s and certain European countries' or certain European financial institutions’ credit ratings, any future downgrades of the U.S.'s and certain European countries' or certain European financial institutions’ credit ratings and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades or economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. If the U.S.'s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

In addition, in recent years, several large European financial institutions have experienced financial difficulty resulting in downgrades to their credit ratings and, in some cases, these financial institutions have required assistance from European sovereign governments or other large European banks. As economic uncertainty in Europe continues, the financial condition and stability of many European financial institutions remains at risk. Some of these financial institutions have U.S. banking subsidiaries that serve as financing or hedging counterparties to us. Any future downgrade of the credit ratings of these European financial institutions would result in greater counterparty default risk and could materially adversely affect our business, liquidity, access to financing and results of operations

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business, financial condition and results of operations.

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

Risk Related to Our Debt Financing and Hedging

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations. However, as previously discussed, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years that has generally caused a reduction of availability credit. Continued volatility or disruption in the credit markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent. Although we finance some of our assets with longer-term structured financing having terms of three years or more, we rely heavily on access to short-terms borrowings, primarily in the form of repurchase agreements, to finance our investments. We are currently party to repurchase agreements of a short duration and there can be no assurance that we will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event we are unable to roll over or re-set our repurchase agreement borrowings, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Under current market conditions, securitizations are generally unavailable or limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin.  The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

●	the movement of interest rates;

●	the the availability of financing in the market; and

●	the the value and liquidity of our mortgage-related assets.

During 2008 and 2009, many repurchase agreement lenders required higher levels of collateral than they had required in the past to support repurchase agreements collateralized by RMBS. Although these collateral requirements have been reduced to more appropriate levels, we cannot assure you that they will not again experience a dramatic increase. If the interest rates, lending margins or collateral requirements under our short-term borrowings, including repurchase agreements, increase, or if lenders impose other onerous terms to obtain this type of financing, our results of operations will be adversely affected.

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

We sometimes utilize non-recourse securitizations of our investments in mortgage loans or CMBS to the extent consistent with the maintenance of our REIT qualification and exemption from the Investment Company Act of 1940, as amended, in order to generate cash for funding new investments and/or to leverage existing assets.  In most instances, this involves us transferring loans or CMBS owned by us to a SPE in exchange for cash and typically the ownership certificate or residual interest in the entity.  In some sale transactions, we also retain a subordinated interest in the loans or CMBS sold, such as a B-note.  The securitization or other structured financing of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans or CMBS sold would be subordinate to the senior interest in the loans or CMBS sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses.  Under the terms of these financings, which generally have terms of three to ten years, we may agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the special purpose entity has matured or been repaid. We cannot be assured that we will be able to access the securitization markets in the future, or be able to do so at favorable rates. The inability to consummate longer term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

In addition, under the terms of the securitization or structured financing, we may have limited or no ability to sell, transfer or replace the assets transferred to the SPE, which could have a material adverse effect on our ability to sell the assets opportunistically or during periods when our liquidity is constrained or to refinance the assets. Finally, we have in the past and may in the future guarantee certain terms or conditions of these financings, including the payment of principal and interest on the debt issued by the SPE, the cash flows for which are typically derived from the assets transferred to the entity. If a SPE defaults on its obligations and we have guaranteed the satisfaction of that obligation, we may be materially adversely affected.

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

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank’s liquidity measurement. U.S. regulators have elected to implement substantially all of the Basel III standards. Financial institutions will have until 2019 to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

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

●

either we or our external managers may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;

●	either we or our external managers may fail to recalculate, re-adjust and execute hedges in an efficient and timely manner;

●	the hedging transactions may actually result in poorer over-all performance for us than if we had not engaged in the hedging transactions;

●	credit hedging can be expensive, particularly when the market is forecasting future credit deterioration and when markets are more illiquid;

●	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

●	available hedges may not correspond directly with the risks for which protection is sought;

●	the durations of the hedges may not match the durations of the related assets or liabilities being hedged;

●

many hedges are structured as over-the-counter contracts with counterparties whose creditworthiness is not guaranteed, raising the possibility that the hedging counterparty may default on their payment obligations; and

●	to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty.

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Hedging instruments and other derivatives may not, in many cases, be traded on regulated exchanges, or guaranteed or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

Hedging instruments and other derivatives involve risk because they may not, in many cases, be traded on regulated exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. We are restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with one counterparty. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty’s insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations.

The U.S. Commodity Futures Trading Commission, or CFTC, and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operation and our ability to make distributions to our stockholders.

Certain of our hedging instruments are regulated by the CFTC and such regulations may cause us to incur increased compliance costs.

From time to time, we enter into interest rate swaps and other derivative instruments on corporate indices to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued new rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual hedging transactions between counterparties, they do require that since September 9, 2013, these swap transactions be cleared through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity, In this arrangement, the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations.

Additionally, for all swaps we entered into prior to September 9, 2013, we are not required to clear them through the central clearinghouse and these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions.

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

We historically were organized as a self-advised company that acquired, originated, sold and managed its assets; however, as we modified our business strategy and the targeted assets we seek to acquire in response to changing market conditions, we began to outsource the management of certain targeted asset classes for which we had limited internal resources or experience. We presently utilize three external managers to manage certain of our assets and investment strategies. Each of our external managers, in some manner, identifies, evaluates, negotiates, structures, closes and monitors certain investments on our behalf. In each case, we have engaged these third parties because of the expertise of certain key personnel of our external managers. The departure of any of the senior officers of our external managers, or of a significant number of investment professionals or principals of our external managers, could have a material adverse effect on our ability to achieve our investment objectives.  We are subject to the risk that our external managers will terminate their respective management agreement with us or that we may deem it necessary to terminate such agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage certain of our assets and investment strategies.

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

In addition to the base management fees payable to our external managers, our external managers are generally entitled to receive incentive compensation based, in part, upon the achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our external managers to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining liquidity and/or management of interest rate, credit or market risks, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, Midway has broad discretion regarding the types of investments it will make pursuant to its management agreement with us. This could result in increased risk to the value of our assets under the management of our external managers.

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

Termination of the RiverBanc Management Agreement without cause is subject to several conditions which may make such a termination difficult and costly. The RiverBanc Management Agreement provides that we may only terminate RiverBanc without cause and not be obligated to pay a termination fee unless we realize a negative 15% return on the assets managed for us by RiverBanc. Moreover, except as described in the preceding sentence, we cannot terminate RiverBanc without cause until expiration of the initial term and then only upon providing 180 days advance notice and subject to the payment of a termination fee equal to the product of (A) 24 and (B) the base management fee earned by RiverBanc during the one month period immediately preceding the termination date. Thus, in the event we elect not to renew the RiverBanc Management Agreement for any reason other than cause or as otherwise described in this paragraph, we will be required to pay this termination fee. In addition, the RiverBanc Management Agreement provides RiverBanc with an exclusive right of first refusal to purchase any of our assets managed by it subject to certain exceptions, in the event we terminate them for any reason. This provision could result in our loss of assets that our earnings are dependent upon or may cause us to sell assets prior to our recovery of lost value. These provisions may increase the effective cost to us of terminating the RiverBanc Management Agreement, thereby adversely affecting our ability to terminate RiverBanc without cause.

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

Risks Related to an Investment in Our Capital Stock

The market price and trading volume of our stock may be volatile.

The market price of our stock is highly volatile and subject to wide fluctuations.  In addition, the trading volume in our stock may fluctuate and cause significant price variations to occur.  Some of the factors that could result in fluctuations in the price or trading volume of our stock include, among other things:  actual or anticipated changes in our current or future financial performance; changes in market interest rates and general market and economic conditions.  We cannot assure you that the market price of our stock will not fluctuate or decline significantly.

We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to common or preferred stockholders in the future.

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described herein. From July 2007 until April 2008, our Board of Directors elected to suspend the payment of quarterly dividends on our common stock. Our Board’s decision reflected our focus on the elimination of operating losses through the sale of our mortgage lending business and the conservation of capital to build future earnings from our portfolio management operations. All distributions to our common stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time. There are no assurances of our ability to pay dividends to our common or preferred stockholders in the future at the current rate or at all.

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

Future sales of our stock could have an adverse effect on the price of our stock.

We cannot predict the effect, if any, of future sales of our stock, or the availability of shares for future sales, on the market price of our common or preferred stock.  Sales of substantial amounts of stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common or preferred stock.

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

Investing in our securities may involve a high degree of risk.

The investments we make in accordance with our investment strategy may result in a high degree of risk, volatility or loss of principal than alternative investment options. Our investments may be highly speculative and aggressive, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

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

We are a small company and are substantially dependent upon the efforts of our Chief Executive Officer and President, Steven R. Mumma, and certain key individuals employed by our external managers. The loss of Mr. Mumma or any key personnel or their services could have a material adverse effect on our operations.

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

●

our charter provides that, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed with or without cause only by the affirmative vote of holders of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors;

●	our bylaws provide that only our Board of Directors shall have the authority to amend our bylaws;

●

under our charter, our Board of Directors has authority to issue preferred stock from time to time, in one or more series and to establish the terms, preferences and rights of any such series, all without the approval of our stockholders;

●	the Maryland Business Combination Act; and

●	the Maryland Control Share Acquisition Act.

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

Certain of our assets may generate substantial mismatches between REIT taxable income and available cash.  Such assets could include mortgage-backed securities we hold that have been issued at a discount and require the accrual of taxable income in advance of the receipt of cash.  As a result, our taxable income may exceed our cash available for distribution and the requirement to distribute a substantial portion of our net taxable income could cause us to:

●	sell assets in adverse market conditions,

●	borrow on unfavorable terms or

●	distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with the REIT distribution requirements.

Further, our lenders could require us to enter into negative covenants, including restrictions on our ability to distribute funds or to employ leverage, which could inhibit our ability to satisfy the 90% distribution requirement.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum U.S. federal income tax rate for dividends payable to domestic stockholders that are individuals, trust and estates is 20%.  Dividends payable by REITs, however, are generally not eligible for the reduced rates.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rate applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

Our ability to invest in distressed mortgage loans may be limited by our intention to maintain our qualification as a REIT, and our investments in distressed residential mortgage loans may affect our ability to qualify as a REIT.

We have acquired distressed mortgage loans and may acquire distressed mortgage loans in the future. In general, under the applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (i) the date we agreed to acquire the loan or (ii) in the event of a significant modification, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test.

Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% value test. Revenue Procedure 2011-16 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of (i) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (ii) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor will help us comply with the REIT asset tests immediately following the acquisition of a distressed mortgage loan. It will be less helpful if the value of the distressed mortgage loan increases over time. Under the safe harbor, when the current value of a distressed mortgage loan exceeds the fair market value of the real property that secures the loan, determined as of the date we committed to acquire the loan, the excess will be treated as a non-qualifying asset. Accordingly, an increasing portion of a distressed mortgage loan will be treated as a non-qualifying asset as the value of the distressed mortgage loan increases.

Additionally, Revenue Procedure 2011-16 states that the IRS will treat distressed mortgage loans secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16 indicates that interest income on a distressed mortgage loan will be treated as qualifying income based on the ratio of (i) the fair market value of the real property securing the loan determined as of the date we committed to acquire the loan and (ii) the face amount of the loan (and not the purchase price or current value of the loan). The face amount of a distressed mortgage loan will typically exceed the fair market value of the real property securing the loan on the date we commit to acquire the loan. Accordingly, a distressed mortgage loan that is secured by real property and other property may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of a distressed mortgage loan may be treated as a non-qualifying asset for the REIT asset tests once the loan increases in value.

As noted above, the applicable Treasury Regulations require the apportionment of interest for purposes of the 75% gross income test only if the mortgage loan in question is secured by both real property and other property. To the extent that any distressed residential mortgage loan that we acquire is secured by both real property and other property, such loan will be subject to the apportionment rules described above. If we determine that a distressed residential mortgage loan is not subject to the apportionment rules described above because it is secured only by real property, no assurance could be given that the IRS would not assert successfully that the distressed residential mortgage loan was secured by property other than real property. In that case, a significant portion of our interest income from the distressed residential mortgage loan would be treated as nonqualifying income for the 75% gross income test. If we did not satisfy the 75% gross income test, we could lose our REIT qualification or be required to pay a penalty to the IRS.

Accordingly, we may be limited in our ability to invest in distressed mortgage loans and maintain our qualification as a REIT, and our investments in distressed residential mortgage loans could affect our ability to qualify as a REIT.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Other than real estate owned, acquired through, or in lieu of, foreclosures on mortgage loans, the Company does not own any properties. As of December 31, 2013, our principal executive and administrative offices are located in leased space at 275 Madison Avenue, Suite 3200, New York, New York 10016.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”.  As of December 31, 2013, we had 64,102,029 shares of common stock outstanding and as of December 31, 2013, there were approximately 25 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable on our common stock on a per share basis:

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2013
Fourth quarter	$7.30	$6.08	$6.99	12/10/2013	01/27/2014	$0.27
Third quarter	6.80	5.57	6.24	09/12/2013	10/25/2013	0.27
Second quarter	7.38	6.57	6.77	06/18/2013	07/25/2013	0.27
First quarter	7.60	6.48	7.54	03/18/2013	04/25/2013	0.27

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2012
Fourth quarter	$7.11	$5.63	$6.32	12/14/2012	01/25/2013	$0.27
Third quarter	7.63	6.67	7.05	09/18/2012	10/25/2012	0.27
Second quarter	7.13	6.44	7.05	06/15/2012	07/25/2012	0.27
First quarter	7.12	6.36	6.54	03/19/2012	04/25/2012	0.25

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	995,029

Performance Graph

The following line graph sets forth, for the period from December 31, 2008 through December 31, 2013, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/08
12/09
12/10
12/11
12/12
12/13
New York Mortgage Trust, Inc.
Russell 2000
FTSE NAREIT Mortgage REITs

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 Russell Investment Group. All rights reserved.

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise by deemed filed under those acts.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our historical financial statements.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read the information below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements, including the related notes, (amounts in thousands, except per share data):

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Interest income	$291,727	$137,348	$24,291	$19,899	$31,095
Interest expense	231,178	105,926	4,837	9,611	14,235
Net interest income	60,549	31,422	19,454	10,288	16,860
Other income (expense)	29,062	9,105	(3,693)	3,332	901
General, administrative and other expenses(1)	19,917	11,427	10,518	7,950	6,877
Net income attributable to common stockholders	$65,387	$28,279	$4,776	$6,805	$11,670
Per share basic income	$1.11	$1.08	$0.46	$0.72	$1.25
Per share diluted income	$1.11	$1.08	$0.46	$0.72	$1.19
Dividends declared per common share	$1.08	$1.06	$1.00	$0.79	$0.91
Weighted average shares outstanding-basic	59,102	26,067	10,495	9,422	9,367
Weighted average shares outstanding-diluted	59,102	26,067	10,495	9,422	11,867

(1)	Includes expenses incurred on termination of management contract amounting to $0, $40,000 and $2.2 million for the years ended December 31, 2013, 2012 and 2011.

Selected Balance Sheet Data:

	As of December 31,
	2013	2012	2011	2010	2009
Investment securities, available for sale, at fair value	$912,443	$1,034,711	$200,342	$86,040	$176,691
Investment securities, available for sale, at fair value held in securitization trusts	92,578	71,159	—	—	—
Residential mortgage loans held in securitization trusts (net)	163,237	187,229	206,920	228,185	276,176
Distressed residential mortgage loans held in securitization trusts (net)	254,721	60,459	—	—	—
Multi-family loans held in securitization trusts, at fair value	8,111,022	5,442,906	—	—	—
Total assets (1)	9,898,675	7,160,401	682,705	374,294	488,814
Financing arrangements, portfolio investments	791,125	889,134	112,674	35,632	85,106
Residential collateralized debt obligations	158,410	180,979	199,762	219,993	266,754
Multi-family collateralized debt obligations, at fair value	7,871,020	5,319,573	—	—	—
Securitized debt	304,964	117,591	—	—	—
Subordinated debentures (net)	45,000	45,000	45,000	45,000	44,892
Convertible preferred debentures (net)	—	—	—	—	19,851
Total liabilities (1)	9,418,009	6,838,395	596,398	305,807	425,827
Total stockholders’ equity	$480,666	$322,006	$85,278	$68,487	$62,987

(1)

Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of December 31, 2013 and December 31, 2012, assets of consolidated VIEs totaled $8,665,829 and $5,786,569, respectively, and the liabilities of consolidated VIEs totaled $8,365,345 and $5,636,650, respectively. See Note 7 for further discussion.

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

We have endeavored to build in recent years a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to delivering stable cash flows over various economic cycles. Under our investment strategy, our targeted assets currently include multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, residential mortgage loans, including loans sourced from distressed markets, and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To this end, we rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, and longer term structured financings, such as securitization and re-securitization transactions, with terms longer than one year.

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, CLOs and residential securitized loans. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands, Midway, and RiverBanc, with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, Midway providing investment management services with respect to our investments in Agency IOs, and RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt investments.

Significant Events in 2013

●	We generated net income attributable to common stockholders of $1.11 per share;

●	We declared aggregate 2013 dividends of $1.08 per common share;

●

We issued 13,600,000 shares of common stock in a public offering at a net price to the public of $6.96 per share resulting in net proceeds to us of $94.4 million, after deducting underwriting discounts and commissions and offering expenses;

●

We issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share, in a public offering for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses;

●	We acquired two first loss PO securities and certain IO securities issued by two Freddie Mac-sponsored securitizations for an aggregate purchase price of $71.6 million;

●	We acquired distressed residential mortgage loans for an aggregate purchase cost of $218.2 million; and

●

We completed a term structured financing of multi-family CMBS and three separate structured financings of distressed residential mortgage loans, resulting in net proceeds to us, after expenses, of $55.1 million and $136.6 million, respectively.

Key Fourth Quarter 2013 Developments

Multi-Family CMBS Transaction

On November 22, 2013, we acquired the first loss PO security in a newly issued Freddie Mac-sponsored Multifamily K-Series securitization and entered into a master repurchase agreement with an expected three-year term for the purpose of financing this security and other PO securities owned by us that were issued by Freddie Mac-sponsored Multifamily K-Series securitizations that are collateralized by multi-family mortgage loans. As part of the financing, we received net cash proceeds of approximately $55.1 million after deducting expenses associated with the transaction.

Fourth Quarter 2013 Common Stock Dividend

On December 10, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.27 per common share for the quarter ended December 31, 2013. The dividend was paid on January 27, 2014 to our common stockholders of record as of December 20, 2013.

Preferred Stock Dividend

On December 10, 2013, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on January 15, 2014 to our preferred stockholders of record as of January 1, 2014.

Subsequent Developments

On January 10, 2014, we closed on the issuance of 11,500,000 shares of common stock in an underwritten public offering (including 1,500,000 shares issuable pursuant to an option granted to the underwriters), resulting in net proceeds of approximately $75.8 million after deducting estimated offering expenses.

In January 2014, the Company sold a pool of distressed residential mortgage loans with a carrying value of approximately $29.4 million for an aggregate purchase price of approximately $36.9 million. This sale will result in a net realized gain, before income taxes to the Company, of approximately $7.5 million.

Current Market Conditions and Commentary

General. The U.S. economy continued to exhibit mixed results in 2013, with real gross domestic product (“GDP”) estimated to have expanded by 1.9% for the full year, as compared to growth of 2.8% in 2012. However, the U.S. economy showed signs of expansion during the second half of the year, with GDP growing at an annual rate of 4.1% and 2.4% in the third and fourth quarters of 2013, respectively. According to the U.S. Department of Labor, the U.S. unemployment rate fell from 7.9% as of the end of December 2012 to 6.7% as of the end of December 2013, while total nonfarm payroll employment posted an average monthly increase of 194,000 jobs in 2013 as compared to an average monthly increase of 181,000 jobs in 2012. While these signs of employment growth are encouraging, the economy continued to produce mixed employment results in 2013 and evidence of a continued decline in the labor force participation rate has raised concerns that the current unemployment rate is not an accurate measure of the economy’s overall health. However, the improved performance of the U.S. economy during the second half of 2013 has contributed to an improved outlook of many U.S. Federal Reserve, or Federal Reserve, policymakers in recent months. According to the minutes of a meeting of the Federal Reserve Open Market Committee (the “FOMC”) of the U.S. Federal Reserve from December 17-18, 2013, most meeting participants expressed greater confidence in their outlook for the U.S. economy and almost all continued to project that the rate of growth of economic activity would strengthen in coming years, projecting GDP growth of 2.8% to 3.2% in 2014 and 3.0% to 3.4% in 2015. Based, in part, on this data, and as more fully discussed below, the FOMC announced on December 18, 2013 that it would commence tapering of asset purchases under QE3 (defined below) beginning in January 2014. Markets reacted to this news mostly favorably, with many market participants relieved that tapering had finally begun.

The Federal Reserve has undertaken three rounds of quantitative easing in an effort to support a stronger economic recovery and to help ensure that inflation, over time, is at a rate that is most consistent with the Federal Reserve’s dual mandate of fostering maximum employment and price stability. The most current version of the Federal Reserve’s quantitative easing program, which is referred to as “QE3,” was originally announced in September 2012 as an open-ended program to purchase an additional $40 billion of Agency RMBS per month until the unemployment rate, among other economic indicators, showed signs of improvement. This program, when combined with the Federal Reserve's programs to extend its holdings' average maturity, or “operation twist,” and reinvest principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS, was expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion per month through the end of 2012. As “operation twist” expired in December 2012, the Federal Reserve announced that it would continue purchasing additional Agency RMBS by about $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month, and would continue its policy of reinvesting the principal payments from its holdings of Agency debt and Agency RMBS in Agency RMBS. This accommodative monetary policy contributed to historically low-levels of interest rates and higher valuations for Agency RMBS, resulting in an extremely attractive investment environment for Agency RMBS-focused strategies.

As data began to show signs of a strengthening U.S. economy during the second quarter of 2013, speculation surrounding the timing and size of a possible reduction in the Federal Reserve’s asset purchase program grew more significant. The FOMC meeting minutes released on May 22, 2013 announced, for the first time, that the Federal Reserve was considering beginning to taper the pace of purchases of Agency RMBS as early as June 2013. In mid-June 2013, Chairman Bernanke announced that the Federal Reserve would begin to scale back Agency RMBS purchases later in 2013 if the economy continued to improve in line with the FOMC’s current projections and that such purchases would cease entirely when the unemployment rate reached 7%. Chairman Bernanke reiterated a similar view in mid-July 2013 while reporting to the U.S. House of Representatives’ Financial Services Committee, but then softened the statement by noting that any such moderation in purchases could be adjusted depending on incoming economic data. However, despite the Chairman’s uncertain outlook for tapering and the sluggish expansion of GDP in the first half of 2013, the markets had priced in the expectation that the FOMC would begin to taper in the near term, and that such tapering might be announced as early as September. In mid-September 2013, contrary to the general market consensus, the FOMC announced that it would maintain its current level of asset purchases under QE3, thereby causing further uncertainty for interest rates and the credit markets. Finally, on December 18, 2013, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would reduce the pace of its purchases of (i) longer-term U.S. Treasury securities to $40 billion per month and (ii) Agency RMBS to $35 billion per month, and that it would likely reduce the pace of asset purchases in further measured steps to be announced at future meetings. In late January 2014, the Federal Reserve announced that it would reduce its asset purchases by an additional $10 billion per month beginning in February 2014.

The market reaction during the second and third quarters of 2013 to the possible tapering of QE3 was extremely negative, although volatility eased some and pricing improved for many fixed-income assets subsequent to the FOMC’s mid-September 2013 announcement. The rate on the ten-year U.S. Treasury note moved sharply higher after dropping to 1.63% in early May, rising to 2.49% at the end of the second quarter and to as high as 2.99% in early September before falling to 2.61% at the end of September, and then rising again to close at 3.03% at the end of December 2013. As the yield on the ten-year U.S. Treasury note advanced during 2013, Agency RMBS underperformed, in some cases dramatically, as evidenced by significantly lower pricing on these assets. However, losses on these assets recovered some subsequent to the FOMC’s September announcement. With tapering now well underway, we believe that market conditions for many types of fixed income securities will be less volatile in 2014.

Notwithstanding the changes to QE3, the FOMC has maintained its intent to keep the target range for the federal funds rate between 0% and 0.25% until either the unemployment rate drops below 6.5% or the projected inflation rate over the next one to two years increases above 2.5% and longer-term inflation expectations continue to be well anchored, although the FOMC has recently indicated that it may be necessary to maintain the current target range until well past the time that the unemployment rate declines below 6.5%.

Unlike many mortgage REITs, the market movements outlined above generally had a positive impact on our overall portfolio and results in 2013. Although these movements had a meaningful negative impact on our existing Agency RMBS portfolio (including our Agency IOs), primarily during the second quarter of 2013, which suffered from negative price movements outside of our hedged expectations, valuations for our multi-family CMBS and distressed residential loans responded to the market movements of 2013 in a generally positive manner, thereby mitigating to a large extent the downside impact of these events on our overall portfolio and helping us to achieve earnings growth in 2013.

Single-Family Homes and Residential Mortgage Market. The residential real estate market showed signs of continued improvement in 2013, although the rate of price gains have begun to slow some since April 2013. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for November 2013 showed that, on average, home prices have increased by 23.7% for the 20-City Composite as compared to March 2012. In addition, according to data provided by the U.S. Department of Commerce, there were 617,800 privately-owned housing starts for single family homes in 2013, the highest since 2008 and up 15.4% over last year. We expect the single-family residential real estate market to continue to improve in the near term, but believe that higher interest rates and tepid job creation will contribute to slowing housing gains for single family homes over the next 12 months.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, there were 305,600 starts on multi-family homes, such as apartment buildings, the highest since 2007 and up 24.6% over last year. We believe the performance of multi-family housing in the past year is due, in part, to a significant decline in new construction during the recent economic downturn and increased demand from former homeowners, which has driven stronger rental income growth across the country. In turn, these factors have led to recent valuation improvements for multi-family properties and negligible delinquencies on new multi-family loans originated by Freddie Mac and Fannie Mae.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. The most recent bill to receive serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner Bill, which was introduced in the U.S. Senate. This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. It remains unclear how this or any other proposal will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of this bill. It is unclear how the proposal or any other similar proposal would impact housing finance, and what impact, if any, they will have on mortgage REITs.

Credit Spreads. Credit spreads in the residential and commercial markets have generally continued to tighten further during 2013, continuing a trend exhibited during a significant part of 2012. Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IOs, are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Financing markets and liquidity. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.17% at December 31, 2013, marking a decrease of approximately 4 basis points from December 31, 2012. Longer term interest rates were higher as of December 31, 2013 as compared to the 2012 year end, with the rate on the 10-year U.S. Treasury note increasing by approximately 127 basis points to 3.03%. We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves.

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

Revenue Recognition. Interest income on our investment securities available for sale and on our mortgage loans is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with investment securities and mortgage loans at the time of purchase or origination are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity.

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

The Company’s valuation methodologies are described in “Note 13 – Fair Value of Financial Instruments” included in Item 8 of this Annual Report on Form 10-K.

Residential Mortgage Loans Held in Securitization Trusts – Impaired Loans (net). Impaired residential mortgage loans held in the securitization trusts are recorded at amortized cost less specific loan loss reserves. Impaired loan value is based on management’s estimate of the net realizable value taking into consideration local market conditions of the distressed property, updated appraisal values of the property and estimated expenses required to remediate the impaired loan.

Variable Interest Entities – A variable interest entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity.  A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company consolidates a VIE when it is the primary beneficiary of such VIE. As primary beneficiary, it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of December 31, 2013, we owned 100% of the first loss securities of the “Consolidated K-Series”. The Consolidated K-Series, collectively represents six separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of December 31, 2012, the Consolidated K-Series represented four separate Freddie Mac sponsored multi-family loan K-Series securitizations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur.  The Company elected the fair value option for its Agency IO strategy and the Consolidated K-Series (as defined in Note 2 to our consolidated financial statements included in this report).

Acquired Distressed Residential Mortgage Loans – Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance. The Company applied pool accounting on distressed residential mortgage loans acquired in 2013; distressed residential mortgage loans acquired prior to 2013 are accounted for individually (i.e., not in pools).

Under ASC 310-30, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans in each pool or individually using a level yield methodology. Accordingly, our acquired distressed residential mortgage loans accounted for under ASC 310-30 are not subject to classification as nonaccrual classification in the same manner as our residential mortgage loans that were not distressed when acquired by us. Rather, interest income on acquired distressed residential mortgage loans relates to the accretable yield recognized at the pool level or on an individual loan basis, and not to contractual interest payments received at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “non-accretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the individual loan, or the pool (for loans grouped into a pool).

The Company monitors actual cash collections against its expectations, and revised cash flow expectations are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the non-accretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 8 of this Annual Report on Form 10-K.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

At December 31, 2013:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans(3)	Other(4)	Total

Carrying value	$745,265	$131,609	$360,430	$265,390	$163,237	$39,825	$1,705,756
Liabilities:
Callable(5)	(687,927)	(94,698)	—	—	—	(8,500)	(791,125)
Non-callable	—	—	(135,093)	(169,871)	(158,410)	(45,000)	(508,374)
Hedges (Net)(6)	3,474	11,256	—	—	—	—	14,730
Cash	—	30,441	—	—	—	31,798	62,239
Other	1,916	1,861	1,218	7,975	1,745	(17,275)	(2,560)
Net capital allocated	$62,728	$80,469	$226,555	$103,494	$6,572	$848	$480,666

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2013 follows:

Multi-Family loans held in securitization trusts, at fair value	$8,111,022
Multi-Family CDOs, at fair value	(7,871,020)
Net carrying value	240,002
Investment securities available for sale, at fair value held in securitization trusts	92,578
Total CMBS, at fair value	332,580
First mortgage loan, mezzanine loan and preferred equity investments	27,850
Securitized debt	(135,093)
Other	1,218
Net Capital in Multi-Family	$226,555

(3)	Represents our residential mortgage loans held in securitization trusts.
(4)

Other includes CLOs having a carrying value of $33.2 million, non-Agency RMBS and loans held for investment. Other callable liabilities include an $8.5 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

(5)	Includes repurchase agreements.
(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

At December 31, 2012:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans(3)	Other(4)	Total

Carrying value	$901,867	$99,372	$194,492	$60,459	$187,229	$41,800	$1,485,219
Liabilities:
Callable(5)	(806,477)	(74,707)	—	—	—	(7,950)	(889,134)
Non-callable	—	—	(78,891)	(38,700)	(180,979)	(45,000)	(343,570)
Hedges (Net)(6)	3,716	10,782	—	—	—	—	14,498
Cash	—	25,797	—	—	—	31,777	57,574
Other	3,126	1,575	1,971	2,928	1,410	(13,591)	(2,581)
Net capital allocated	$102,232	$62,819	$117,572	$24,687	$7,660	$7,036	$322,006

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2012 follows:

Multi-Family loans held in securitization trusts, at fair value	$5,442,906
Multi-Family CDOs, at fair value	(5,319,573)
Net carrying value	123,333
Investment securities available for sale, at fair value held in securitization trusts	71,159
Total CMBS, at fair value	194,492
Securitized debt	(78,891)
Other	1,971
Net Capital in Multi-Family	$117,572

(3)	Represents our residential mortgage loans held in securitization trusts.
(4)

Other includes CLOs having a carrying value of $30.8 million, non-Agency RMBS and loans held for investment. Other callable liabilities include an $8.0 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

(5)	Includes repurchase agreements.
(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

For the year ended December 31, 2013, we reported net income attributable to common stockholders of $65.4 million, as compared to net income attributable to common stockholders of $28.3 million for the prior year. The main components of the change in net income for the year ended December 31, 2013 as compared to the prior year are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Years Ended December 31,
	2013	2012	$ Change
Net interest income	$60,549	$31,422	$29,127
Total other income	$29,062	$9,105	$19,957
Total general, administrative and other expenses	$19,917	$11,427	$8,490
Income from continuing operations before income taxes	$69,694	$29,100	$40,594
Income tax expense (benefit)	$739	$932	$(193)
Net income	$68,955	$28,182	$40,773
Preferred stock dividends	$(3,568)	$—	$(3,568)
Net income attributable to common stockholders	$65,387	$28,279	$37,108
Basic income per common share	$1.11	$1.08	$0.03
Diluted income per common share	$1.11	$1.08	$0.03

In general, the significant increases in a number of the line items above are largely a function of the growth in the Company’s stockholders’ equity from $322.0 million as of December 31, 2012 to $480.7 million as of December 31, 2013 and the corresponding growth in the size of the Company’s portfolio of interest earning assets, combined with an improved investment environment for the Company’s multi-family CMBS.

Net Interest Income

The significant increase in net interest income in 2013 is directly attributable to the growth in our average interest earning assets, which increased by $294.5 million in 2013 as compared to the prior year. During the year ended December 31, 2013, the Company increasingly allocated capital to credit sensitive, higher yielding investments and allocated less capital to its Agency RMBS portfolio, which is lower-yielding. As of December 31, 2013, 69% of the Company’s capital was allocated to investments in multi-family CMBS, other multi-family investments and distressed residential loans, up from 44% at December 31, 2012. In particular, this selective allocation of capital favorably impacted net interest margin for the third and fourth quarters of 2013. The fourth quarter of 2013 was also favorably impacted by a significant slowdown in prepayment rates in our Agency RMBS and Agency IO portfolios as detailed in the “Quarterly Comparative Net Interest Spread” section below.

The combination of investment allocation to credit sensitive assets and decreased prepayment rates resulted in a 77 basis point increase in net interest spread when comparing the fourth quarter of 2013 to the fourth quarter of 2012. During the year ended December 31, 2012, the Company’s net interest margin experienced a steady decline throughout the year, impacted, in part, by (i) the disproportionate impact that higher yielding, CLO investments had on a much smaller portfolio of interest earning assets during the first half of 2012, and (ii) the expansion of the Company’s lower yielding Agency RMBS portfolio in the second half of 2012, which was driven by deployment of public offering proceeds during that time.

Other Income

Total other income increased by $20.0 million for the year ended December 31, 2013 as compared to the prior year. The changes in total other income for the year ended December 31, 2013 as compared to the previous year were primarily driven by:

●

an increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $24.8 million for the year ended December 31, 2013 as compared to the previous year, primarily due to improved pricing on our multi-family CMBS investments as well as an increase in multi-family CMBS investments as compared to the previous year. As of December 31, 2013, the net carrying value of our multi-family CMBS investments, which measures unrealized gains and losses through earnings, amounts to approximately $240.0 million as compared to approximately $123.3 million at December 31, 2012;

●

a decrease in unrealized loss on investment securities and related hedges of $9.4 million and a decrease in realized gain on investment securities and related hedges of $17.0 million for the year ended December 31, 2013, respectively, as compared to the previous year, which is primarily related to our Agency IO portfolio. Increased interest rate volatility combined with illiquidity in the inverse IO market resulted in larger than expected losses in this strategy during the second quarter of 2013, with a partial reversal realized during the third and fourth quarters of 2013; and

●

an increase in realized gains on distressed residential mortgage loans of $1.5 million for the year ended December 31, 2013 as compared to the previous year. The realized gains are derived from loan refinancings, workouts and resales, with the majority of the realized income in 2013 from loan refinancings. The Company’s investment in this asset class did not commence until the fourth quarter of 2012.

Comparative General, Administrative and Other Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Other Expenses:	2013	2012	$ Change
Salaries, benefits and directors’ compensation	$2,786	$2,078	$708
Professional fees	2,721	1,794	927
Management fees	8,133	5,010	3,123
Expenses on distressed residential mortgage loans	3,868	—	3,868
Other	2,409	2,545	(136)
Total	$19,917	$11,427	$8,490

The increase in general, administrative and other expenses was largely attributable to the increase in management fees and expenses related to our distressed residential mortgage loan investments. The increase in management fees was driven in large part by the increase in assets managed by our external managers. The increase in expenses related to distressed residential mortgage loans is due to the significant increase in our investment in this asset class as compared to the prior year. The distressed residential mortgage loan strategy typically has a higher cost, as loan servicing and resolution processing on distressed loans is more operationally intensive than performing loans.

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

	For the Years Ended December 31,
	2012	2011	$ Change
Net interest income	$31,422	$19,454	$11,968
Total other income (expense)	$9,105	$(3,693)	$12,798
Total general, administrative and other expenses	$11,427	$10,518	$909
Income from continuing operations before income taxes	$29,100	$5,243	$23,857
Income tax expense	$932	$433	$499
Net income	$28,182	$4,873	$23,309
Net income attributable to common stockholders	$28,279	$4,776	$23,503
Basic income per common share	$1.08	$0.46	$0.62
Diluted income per common share	$1.08	$0.46	$0.62

In general, the significant increases in a number of the line items are largely a function of the growth in the Company’s stockholders’ equity from $85.3 million as of December 31, 2011 to $322.0 million as of December 31, 2012 and the corresponding growth in the size of the Company’s portfolio of interest earning assets. The increase in net income is primarily due to an increase in net interest margin of $12.0 million, an increase in unrealized gain on multi-family loans and debt held in securitization trusts of $6.7 million, a decrease in unrealized loss on investment securities and related hedges of $5.7 million, a decrease in provision for loan loss of $0.9 million, an increase in realized gain on investment securities and related hedges of $0.5 million, partially offset by a decrease in income from investments in limited partnership and limited liability company of $1.4 million, an increase in general, administrative and other expenses of $0.9 million, and an increase in income tax expense of $0.5 million.

Net Interest Income

The increase in net interest margin of $12.0 million is primarily due to an increase of $365.0 million in average interest earning assets driven by the deployment of proceeds totaling $231.6 million from four public equity offerings completed in 2012 and the use of leverage in connection with our Agency RMBS investments. The proceeds were mainly invested in Agency RMBS and multi-family CMBS during 2012.

Other Income

Total other income increased by $12.8 million for the year ended December 31, 2012 as compared to the prior year. The changes in total other income for the year ended December 31, 2013 as compared to the prior year were primarily driven by:

●

an increase in unrealized gain related to multi-family loans and debt held in securitization trusts of $6.7 million due to improving market conditions for these assets during the year ended December 31, 2012. There were no multi-family loans and debt held in securitization trusts investments during the year ended December 31, 2011; and

●	a decline in net unrealized loss on investment securities and related hedges due to an improved environment for our investment portfolio, particularly our Agency IO portfolio, as compared to the comparative 2011 period. During the second half of 2011, a confluence of factors, including uncertainty and concerns of systemic risk related to the European sovereign debt crisis and a revamping of the rules for HARP II, contributed to a significant widening of credit spreads and prepayment speed concerns, which in turn, negatively impacted the pricing of our Agency IOs at December 31, 2011.

Comparative General, Administrative and Other Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Other Expenses:	2012	2011	$ Change
Salaries, benefits and directors’ compensation	$2,078	$1,518	$560
Professional fees	1,794	1,521	273
Management fees	4,970	3,250	1,720
Termination of management contract(1)	40	2,195	(2,155)
Other	2,545	2,034	511
Total	$11,427	$10,518	$909

(1)	Expenses are related to the termination of our advisory agreement with Harvest Capital Strategies LLC (“HCS”).

The increase in general, administrative and other expenses was due primarily to an increase in management fees offset by a $2.2 million decrease in termination of management contract. The increase in management fees for the year ended December 31, 2012 is primarily a result of an increase in assets managed by third parties and increased profitability of our investments. The decrease in termination of management contract is due to the termination fees related to the termination of the advisory agreement between the Company and HCS amounting to $2.2 million, substantially all of which was recorded during the year ended December 31, 2011.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of Agency and non-Agency RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans including distressed residential loans held in securitization trusts, loans held for investment, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions)(2)	Weighted Average Yield on Interest Earning Assets(3)	Cost of Funds(4)	Net Interest Spread(5)
December 31, 2013(1)	$1,644.7	5.99%	1.89%	4.10%
September 30, 2013(1)	$1,586.6	5.21%	1.62%	3.59%
June 30, 2013(1)	$1,524.1	4.89%	1.41%	3.48%
March 31, 2013(1)	$1,446.1	4.86%	1.38%	3.48%
December 31, 2012	$1,350.2	4.46%	1.13%	3.33%
September 30, 2012	$698.5	5.99%	1.29%	4.70%
June 30, 2012	$409.4	7.28%	1.33%	5.95%
March 31, 2012	$396.4	7.59%	1.01%	6.58%

(1)

Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that areactually owned by us.

(2)	Our Average Interest Earning Assets is calculated each quarter as the daily average balance of our Interest Earning Assets for the quarter, excluding unrealized gains and losses.

(3)

Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income from Interest Earning Assets for the quarter by our average Interest Earning Assets for the quarter.

(4)

Our Cost of Funds was calculated by dividing our annualized interest expense from our Interest Earning Assets for the quarter by our average financing arrangements, portfolio investments, Residential CDOs and Securitized Debt for the quarter. Our cost of funds includes impact of our liability interest rate hedging activities.

(5)	Net Interest Spread is the difference between our Weighted Average Yield on Interest Earning Assets and our Cost of Funds.

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
December 31, 2013	6.7%	5.3%	13.5%	16.8%	12.6%	10.0%
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%
June 30, 2013	22.2%	6.4%	21.9%	18.3%	6.5%	15.4%
March 31, 2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%
June 30, 2012	24.8%	N/A	19.4%	15.2%	7.4%	16.6%
March 31, 2012	18.1%	N/A	19.6%	13.3%	8.1%	16.6%

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

As a result of the significant increase in long-term term treasury rates and mortgage rates during the quarter ended June 30, 2013, mortgage originations related to refinancing decreased, resulting in lower prepayment speeds in many of our Agency RMBS portfolio in the latter part of the year.

Portfolio Asset Yields for the Quarters Ended December 31, 2013, 2012, and 2011

The following table summarizes the Company’s significant assets at December 31, 2013, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
Agency Fixed Rate RMBS	$535,943	2.94%	2.06%	5.3%
CMBS(2)	$332,580	0.12%	11.73%	N/A
Distressed Residential Loans	$264,434	5.34%	6.64%	N/A
Agency ARMs	$209,322	2.92%	2.27%	6.7%
Residential Securitized Loans	$163,237	2.67%	2.55%	12.6%
Agency IOs	$131,609	5.69%	14.73%	13.5%
CLOs	$33,208	4.23%	41.36%	N/A

(1)	Coupons, yields and CPRs are based on fourth quarter 2013 daily average balances. Yields are calculated on amortized cost basis.

(2)	CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

The following table summarizes the Company’s significant assets at December 31, 2012, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
Agency Fixed Rate RMBS	$627,944	2.96%	2.34%	1.9%
CMBS(2)	$194,492	0.12%	11.94%	N/A
Distressed Residential Loans	$60,459	5.77%	9.58%	N/A
Agency ARMs	$273,923	2.98%	1.75%	14.5%
Residential Securitized Loans	$187,229	2.91%	2.81%	11.6%
Agency IOs	$99,372	5.94%	10.83%	21.8%
CLOs	$30,785	4.35%	40.59%	N/A

(1)	Coupons, yields and CPRs are based on fourth quarter 2013 daily average balances. Yields are calculated on amortized cost basis.

(2)	CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

The following table summarizes the Company’s significant interest earning assets at December 31, 2011, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupons(1)	Yield(1)	CPR(1)
CMBS	$41,185	5.02%	11.09%	N/A
Agency ARMs	$68,776	3.73%	2.97%	16.9%
Residential Securitized Loans	$206,920	2.71%	2.66%	5.2%
Agency IOs	$63,681	5.21%	18.06%	19.5%
CLOs	$22,755	4.36%	34.83%	N/A

(1)	Coupons, yields and CPRs are based on fourth quarter 2011 daily average balances. Yields are calculated on amortized cost basis.

Financial Condition

As of December 31, 2013, we had approximately $9.9 billion of total assets, as compared to approximately $7.2 billion of total assets as of December 31, 2012. The increase is primarily due to the consolidation of multi-family loans held in securitization trusts on our balance sheet for six separate Freddie Mac-Sponsored multi-family loan securitizations included in Consolidated K-Series at December 31, 2013 (amounting to $8.1 billion at December 31, 2013), as compared to four separate securitizations included in the Consolidated K-Series at December 31, 2012, and the purchase of additional distressed residential mortgage loans with cash proceeds from our public offerings of preferred and common stock in 2013. See "Significant Estimates and Critical Accounting Policies - Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale.  At December 31, 2013, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At December 31, 2013, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in investment securities available for sale as of December 31, 2013 as compared to December 31, 2012 is primarily a result of principal paydowns, as well as changes in market value.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	December 31, 2013		December 31, 2012
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2011	$24,500	$25,815	$32,868	$34,691
2011	25,795	27,243	37,257	39,601
2012	153,863	156,264	189,726	199,631
Total ARMs	204,158	209,322	259,851	273,923

Fixed
2011	3,028	3,085	4,573	4,802
2012	526,465	532,858	586,681	623,142
Total Fixed	529,493	535,943	591,254	627,944

IO
Prior to 2010	71,164	10,321	76,699	10,359
2010	176,575	24,472	238,297	32,388
2011	160,856	26,350	137,217	20,376
2012	293,322	52,388	193,724	36,249
2013	100,656	18,078	—	—
Total IOs	802,573	131,609	645,937	99,372

Total Agency RMBS	1,536,224	876,874	1,497,042	1,001,239
Non Agency RMBS
2006	3,001	2,361	3,868	2,687
CLOs
2007	35,550	33,208	35,550	30,785

Total	$1,574,775	$912,443	$1,536,460	$1,034,711

Detailed Composition of Loans Securitizing Our CLOs

The following tables summarize the loans securitizing our CLOs grouped by range of outstanding balance and industry greater than 5% of outstanding balance as of December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	As of December 31, 2013			As of December 31, 2012
Range of Outstanding Balance	Number of Loans	Maturity Date	Total Principal	Number of Loans	Maturity Date	Total Principal

$0 - $500	18	12/2013 - 4/2019	$6,006	32	8/2015 - 8/2019	$12,508
$500 - $2,000	107	5/2014-8/2020	137,549	131	12/2013 - 12/2019	163,939
$2,000 - $5,000	68	12/2014-8/2020	202,509	74	4/2013 - 12/2019	210,991
$5,000+	9	5/2016-5/2018	63,482	5	2/2013 - 5/2018	31,248
Total	202		$409,546	242		$418,686

	December 31, 2013			December 31, 2012
Industry	Number of Loans	Outstanding Balance	% of Outstanding Balance	Number of Loans	Outstanding Balance	% of Outstanding Balance

Healthcare, Education & Childcare	22	$57,664	14.1%	23	$50,192	12.0%
Chemicals, Plastics and Rubber	14	42,532	10.4%	17	32,058	7.7%
Diversified/Conglomerate Service	16	28,105	6.9%	20	33,761	8.1%
Retail Store	13	26,554	6.5%	19	35,746	8.5%
Leisure, Amusement, Motion Pictures & Entertainment	10	21,492	5.3%	10	18,723	4.5%

Investment Securities Available for Sale Held in Securitization Trusts.  At December 31, 2013, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to securitization trusts as part of securitization transactions. The increase in carrying value is primarily due to improved pricing on our CMBS investments. The following table sets forth the balances of our investment securities available for sale held in securitization trusts by vintage (i.e., by issue year) as of December 31, 2013 (dollar amounts in thousands):

	December 31, 2013		December 31, 2012
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$900,137	$29,289	$908,606	$22,610
2012	1,101,549	63,289	1,104,410	48,549
Total	$2,001,686	$92,578	$2,013,016	$71,159

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At December 31, 2013, residential mortgage loans held in securitization trusts totaled approximately $163.2 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the ARM mortgage loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $6.6 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 82.5% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 9 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	Number of Loans	Par Value	Carrying Value
December 31, 2013	422	$165,222	$163,237
December 31, 2012	474	$189,009	$187,229

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2013 and December 31, 2012 respectively (dollar amounts in thousands):

	December 31, 2013			December 31, 2012
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$438	$2,950	$48	$440	$2,950	$48
Current Coupon Rate	2.77%	7.25%	1.25%	3.08%	7.25%	2.50%
Gross Margin	2.37%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.32%	13.25%	9.13%	11.29%	13.25%	9.13%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	256	264	223	268	276	235
Average Months to Reset	3	11	1	3	11	1
Original FICO Score	727	818	593	728	818	593
Original LTV	70.21%	95.00%	13.94%	70.47%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the years ended December 31, 2013 and 2012, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$189,009	$1,198	$(2,978)	$187,229
Principal repayments	(22,200)			(22,200)
Provision for loan loss			(747)	(747)
Transfer to real estate owned	(1,636)		628	(1,008)
Charge-Offs			108	108
Amortization of premium		(145)		(145)
Balance, December 31, 2013	$165,173	$1,053	$(2,989)	$163,237

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2012	$208,934	$1,317	$(3,331)	$206,920
Principal repayments	(17,571)	—	—	(17,571)
Provision for loan loss	—	—	(675)	(675)
Transfer to real estate owned	(2,467)	—	899	(1,568)
Charge-Offs	113	—	129	242
Amortization of premium	—	(119)	—	(119)
Balance, December 31, 2012	$189,009	$1,198	$(2,978)	$187,229

 Acquired Distressed Residential Mortgage Loans. Distressed residential mortgage loans held in securitization trusts and distressed residential mortgage loans are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount to par value (that is due, in part, to credit quality of the borrower). Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests.

At December 31, 2013 and December 31, 2012, distressed residential mortgage loans held in securitization trusts, had a carrying value of $254.7 million and $60.5 million, respectively. The Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $93.9 million and $24.7 million at December 31, 2013 and 2012, respectively.

At December 31, 2013 and December 31, 2012, distressed residential mortgage loans included in receivables and other assets account in the accompanying consolidated balance sheets had a carrying value of $9.7 million and $0, respectively

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
December 31, 2013	2,580	$339,578	$264,434
December 31, 2012	513	$91,831	$60,459

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	December 31, 2013	December 31, 2012
50.00% or less	4.3%	1.4%
50.01% - 60.00%	4.2%	2.8%
60.01% - 70.00%	7.4%	5.4%
70.01% - 80.00%	9.9%	7.2%
80.01% - 90.00%	14.5%	16.8%
90.01% - 100.00%	12.2%	12.8%
100.01% and over	47.5%	53.6%
Total	100.0%	100.0%

FICO Scores at Purchase	December 31, 2013	December 31, 2012
550 or less	16.4%	16.6%
551 to 600	22.6%	22.3%
601 to 650	24.6%	30.8%
651 to 700	18.8%	16.9%
701 to 750	11.7%	9.7%
751 to 800	5.2%	2.3%
801 and over	0.7%	1.4%
Total	100.0%	100.0%

Current Coupon	December 31, 2013	December 31, 2012
3.00% or less	17.9%	13.6%
3.01% - 4.00%	9.9%	13.7%
4.01% - 5.00%	10.1%	12.0%
5.01% – 6.00%	14.6%	20.6%
6.01% and over	47.5%	40.1%
Total	100.0%	100.0%

Delinquency Status	December 31, 2013	December 31, 2012
Current	79.5%	73.0%
31 – 60 days	12.0%	21.9%
61 – 90 days	4.1%	4.3%
90+ days	4.4%	0.8%
Total	100.0%	100.0%

Origination Year	December 31, 2013	December 31, 2012
2005 or earlier	33.4%	20.2%
2006	15.6%	7.0%
2007	44.0%	62.4%
2008 or later	7.0%	10.4%
Total	100.0%	100.0%

Consolidated K-Series As of December 31, 2013 and December 31, 2012, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in six and four Freddie Mac-sponsored multi-family K-Series securitizations as of December 31, 2013 and December 31, 2012, respectively, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations. As of December 31, 2013 and December 31, 2012, the Consolidated K-Series was comprised of $8.1 billion and $5.4 billion, respectively in multi-family loans held in securitization trusts and $7.9 billion and $5.3 billion, respectively, in multi-family CDOs outstanding with a weighted average interest rate of 4.16% and 4.59% respectively.  The increase in balances at December 31, 2013 as compared to December 31, 2012 is primarily a result of our consolidation of two additional Freddie Mac K-Series securitizations in 2013. In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the year ended December 31, 2013 included $228.6 million in interest income and $210.2 million in interest expense, respectively. Also, we recognized a $31.5 million unrealized gain in the statement of operations for the year ended December 31, 2013 as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $240.0 million and $123.3 million as of December 31, 2013 and December 31, 2012, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands, except as noted):

December 31, 2013	December 31, 2012
Current balance of loans	$12,585,131	$9,932,167
Number of loans	742	609
Weighted average original LTV	69.0%	69.2%
Weighted average underwritten debt service coverage ratio	1.50	x	1.49	x
Current average loan size	$16,961	$16,309
Weighted average original loan term (in months)	112	108
Weighted average current remaining term (in months)	85	89
Weighted average loan rate	4.37%	4.54%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	14.0%	13.6%
Texas	13.7%	14.0%
New York	7.2%	6.8%
Florida	6.5%	7.4%
Washington	5.3%	5.0%
Georgia	4.4%	5.4%

Financing Arrangements, Portfolio Investments. As of December 31, 2013 and 2012, we had approximately $791.1 million and $889.1 million of repurchase borrowings outstanding, respectively.   As of December 31, 2013 and December 31, 2012, the current weighted average borrowing rate on these financing facilities was 0.49% and 0.54%, respectively. Our repurchase agreements typically have terms of 30 days or less.

As of December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. As of December 31, 2012, the Company’s only exposure where the amount at risk in excess of 5% of Stockholders’ Equity was to JPMorgan Chase Bank N.A. at 5.7%. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of December 31, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. As of December 31, 2012, the outstanding balance under our repurchase agreements was funded at an advance rate of 93.1% that implies an average haircut of 6.9%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.8% and 6.9% as of December 31, 2013 and December 31, 2012, respectively.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during the quarter over the last three years for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End

December 31, 2013	$796,044	$791,125	$800,193
September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667
March 31, 2013	$879,732	$878,824	$882,611

December 31, 2012	$878,201	$889,134	$889,134
September 30, 2012	$446,610	$580,176	$592,976
June 30, 2012	$129,101	$138,871	$138,871
March 31, 2012	$113,092	$118,385	$118,385

December 31, 2011	$116,916	$112,674	$123,788
September 30, 2011	$117,234	$111,500	$121,920
June 30, 2011	$82,469	$96,370	$96,370
March 31, 2011	$38,711	$46,563	$46,563

 Residential Collateralized Debt Obligations. As of December 31, 2013 and 2012, we had residential collateralized debt obligations, or Residential CDOs, of $158.4 million and $181.0 million, respectively. As of December 31, 2013 and 2012, the weighted average interest rate of these Residential CDOs was 0.55% and 0.59%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $165.2 million and $189.0 million at December 31, 2013 and 2012, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2013 and 2012, had a net investment in the residential securitization trusts of $6.6 million and $7.0 million, respectively.

Securitized Debt. The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization	Collateralized Recourse Financings	Distressed Residential Mortgage Loan Securitizations

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$107,853	$176,970
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Principal Amount at December 31, 2012	$35,000	$52,000	$38,700
Carrying Value at December 31, 2013	$27,240	$107,853	$169,871
Carrying Value at December 31, 2012	$26,891	$52,000	$38,700
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25% - 6.50%	4.25% - 4.85%

Refer to Note 7 of our consolidated financial statements included in this report for more information on Securitized Debt.

Subordinated Debentures. As of December 31, 2013, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.08%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

 Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At December 31, 2013, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $2.0 million. At December 31, 2012, the Company had $358.4 million of notional amount of interest rate swaps outstanding with a fair market liability value of $1.7 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

In addition to utilizing interest rate swaps, we may purchase or sell short U.S. Treasury securities or enter into Eurodollar or other futures contracts or options on futures to help mitigate the potential impact of changes in interest rates on the performance of our Agency IOs. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities, Eurodollar or other futures and swaptions are recognized through earnings in the consolidated statements of operations.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2013 was $480.7 million and included $3.1 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $14.7 million in unrealized gains primarily related to our CLOs, $18.3 million in net unrealized gains related to our CMBS and $2.0 million in unrealized derivative gains related to cash flow hedges, partially offset by $31.9 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2012 was $322.0 million and included $18.1 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $20.0 million in unrealized gains primarily related to our CLOs, partially offset by $1.7 million in unrealized derivative losses related to cash flow hedges and $0.2 million in unrealized losses related to our Agency RMBS. The increase in stockholders’ equity at December 31, 2013, as compared to December 31, 2012, is primarily due to our issuance of common and preferred stock in public and at-the-market offerings with net proceeds to us of $100.2 million and $72.4 million, respectively, after deducting underwriting discounts and commissions and offering expenses, during the year ended December 31, 2013.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the quarter and year ended December 31, 2013, respectively (amounts in thousands, except per share):

	Quarter Ended December 31, 2013			Year Ended December 31, 2013
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$402,683	63,755	$6.32	$322,006	49,575	$6.50
Common stock issuance, net	2,516	347		101,105	14,527
Preferred stock issuance, net	—			72,397
Preferred stock liquidation preference	—			(75,000)
Balance after share issuance activity	405,199	64,102	6.32	420,508	64,102	6.56
Dividends declared	(17,295)		(0.27)	(65,213)		(1.02)
Net change AOCI: (2)
Hedges	449		0.01	3,785		0.06
RMBS	(8,114)		(0.13)	(31,772)		(0.49)
CMBS	4,304		0.07	15,532		0.24
CLOs	(710)		(0.01)	(2,561)		(0.04)
Net income	21,833		0.34	65,387		1.02
Ending Balance	$405,666	64,102	$6.33	$405,666	64,102	$6.33

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2013 of 64,102,029.
(2)	Accumulated other comprehensive income (“AOCI”).

The following table analyzes the changes in book value for the quarter and year ended December 31, 2012, respectively (amounts in thousands, except per share):

	Quarter Ended December 31, 2012			Year Ended December 31, 2012
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$222,014	34,044	$6.52	$85,278	13,938	$6.12
Stock issuance, net	104,249	15,531		232,462	35,637
Balance after share issuance activity	326,263	49,575	6.58	317,740	49,575	6.41
Dividends declared	(13,383)		(0.27)	(30,809)		(0.62)
Net change AOCI: (2)
Hedges	179		0.00	(1,440)		(0.03)
RMBS	(3,640)		(0.07)	(327)		(0.01)
CMBS	3,000		0.06	3,766		0.08
CLOs	197		0.00	4,797		0.10
Net income	9,390		0.19	28,279		0.57
Ending Balance	$322,006	49,575	$6.50	$322,006	49,575	$6.50

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2012 of 49,575,331.
(2)	Accumulated other comprehensive income (“AOCI”).

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

During the year ended December 31, 2013, net cash is primarily unchanged, as a result of $152.3 million used in investing activities, which was offset by $99.0 million provided by financing activities and $53.3 million of cash provided by operating activities. Our investing activities primarily included $218.1 million of purchases of distressed residential mortgage loans, $72.1 million of purchases of investment securities, $71.6 million in purchases of multi-family CMBS, $16.8 million in the funding of mezzanine loans and preferred equity investments, $11.0 million in net payments on other derivative instruments settled during the period, and $6.5 million in the funding of a first mortgage loan, partially offset by $125.9 million in principal paydowns on investment securities available for sale, $73.8 million in principal repayments received on multi-family loans held in securitization trusts, $22.3 million in principal repayments received on residential mortgage loans held in securitization trusts, $15.6 million in principal payments received on distressed residential mortgage loans, $2.5 million in restricted cash, $1.3 million of proceeds from sales of investment securities and $3.6 million in return of capital from investments in limited partnership and limited liability companies. Our financing activities primarily included $191.7 million in net proceeds from securitized debt, net proceeds from common and preferred stock issuances of $172.6 million, partially offset by $98.0 million in payments of financing arrangements, $73.8 million in payments made on multi-family CDOs, $63.4 million in dividends paid on common and Series B Preferred Stock, $22.7 million in payments made on Residential CDOs, and $7.4 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt (including financings similar to our CMBS Master Repurchase Agreements), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At December 31, 2013, we had cash and cash equivalents balances of $31.8 million, which was unchanged from December 31, 2012. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements (typically 30 days) to finance the more liquid assets in our investment portfolio, such as Agency RMBS and CLOs. As of December 31, 2013, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of December 31, 2013, we had an aggregate amount at risk under our repurchase agreements with eleven counterparties of approximately $62.1 million, with no greater than approximately $21.0 million at risk with any single counterparty. The volatility in the market place during 2013 has not had an impact on our liquidity or our ability to finance our more liquid assets through short-term repurchase agreements.

At December 31, 2013, the Company had short-term repurchase agreement borrowings of $791.1 million as compared to $889.1 million as of December 31, 2012. In addition to our excess cash, the Company has $59.2 million in unencumbered securities, including $40.8 million of RMBS, of which $38.4 million are Agency RMBS. The $31.8 million of cash, the $40.8 million in RMBS, and $30.4 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements, which collectively represent 13% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

At December 31, 2013, we also had other longer-term debt, including Residential CDOs outstanding of $158.4 million, multi-family CDOs outstanding of $7.9 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $305.0 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2012 and November 2013 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 in our consolidated financial statements.

As of December 31, 2013, our overall leverage ratio, including both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 2.4 to 1. As of December 31, 2013, our leverage ratio on our short term financings or callable debt was approximately 1.6 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $191.6 million at December 31, 2013, and is included in payable for securities purchased on our consolidated balance sheet.

We also use U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk associated with our investments in Agency IOs and interest rate swap agreements and swaptions as a mechanism to reduce the interest rate risk of our Agency ARMs and mortgage loans held in securitization trusts.

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Note 8 to our consolidated financial statements included in this report. Also, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the market value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. During the year ended December 31, 2013, we closed on the following public equity offerings:

●

On April 29, 2013, we entered into an underwriting agreement whereby the underwriters agreed to purchase 13,600,000 shares of our common stock from us at a price of $6.96 per share. On May 3, 2013, we closed on the issuance of 13,600,000 shares of common stock to the underwriters, resulting in net proceeds of approximately $94.4 million, after deducting estimated offering expenses.

●

On May 28, 2013, we entered into an underwriting agreement for the issuance and sale of 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a liquidation preference of $25.00 per share, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses payable by us. On June 4, 2013, we closed on the issuance and sale of the 3,000,000 shares of Series B Preferred Stock.

●

On January 7, 2014, we entered into an underwriting agreement whereby the underwriters agreed to purchase 11,500,000 shares of our common stock (including the 1,500,000 shares that were issuable pursuant to an over-allotment option) from us at a price of $6.81 per share. On January 10, 2013, we closed on the issuance of 11,500,000 shares of common stock to the underwriters, resulting in net proceeds to the Company of approximately $75.8 million, after deducting estimated offering expenses.

We used substantially all of the net proceeds from these offerings to fund additional investments in our targeted assets, particularly, multi-family CMBS and distressed residential mortgage loans.

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. On January 14, 2013, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP. On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the year ended December 31, 2013, we issued 827,313 shares under the equity distribution agreement resulting in total net proceeds to the Company of approximately $5.8 million, after deducting sales commissions and expenses.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See "- Results of Operations - Comparison of the Year Ended December 31, 2013 to Year Ended December 31, 2012 - Comparative Expenses" for more information regarding the management fees paid during the year ended December 31, 2013. In addition, pursuant to the terms of our former advisory relationship with HCS, we also may pay incentive compensation to HCS with respect to those assets of our company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

For information regarding the declaration and payment of dividends on our preferred stock, see “Note 14 – Stockholders’ Equity” below. For information regarding the declaration and payment of dividends on our common stock, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 4% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral), 25% (in the case of Agency IOs) and up to 35% (in the case of CLO collateral).While our repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender (including accrued interest receivable on such collateral).

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $80.2 million at December 31, 2013 with a net exposure of $4.5 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $42.1 million at December 31, 2013 with a net exposure of $3.3 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245.0 million notional with a net exposure of $0.9 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Contractual Obligations and Commitments

 The Company had the following contractual obligations at December 31, 2013 (dollar amounts in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases	$2,130	$207	$414	$422	$1,087
Financing arrangements	791,125	791,125	—	—	—
Subordinated debentures (1)	85,124	1,864	3,733	3,728	75,799
Securitized debt (1)(3)	312,767	14,039	298,728	—	—
Interest rate swaps (1)	5,987	1,819	3,138	1,030	—
Management fees (2)	13,098	7,322	5,776	—	—
Employment agreements	500	500	—	—	—
Total contractual obligations (3)	$1,210,731	$816,876	$311,789	$5,180	$76,886

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2013.
(2)	Amounts include the base fees for Midway, RiverBanc and Headlands based on the current invested capital. The management fees exclude incentive fees which are based on future performance.
(3)

We exclude our Residential CDOs from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential mortgage loans and real estate owned held in the securitization trusts. See Note 10 in the Notes to Consolidated Financial Statements for further information regarding our Residential CDOs. We also exclude the securitized debt related to our May 2012 re-securitization transaction as this debt is non-recourse to the Company. See Note 7 in the Notes to Consolidated Financial Statements for further information regarding our Securitized Debt. The Company’s Multi-Family CDOs, which represent the CDOs issued by the Consolidated K-Series is excluded as this debt is non-recourse to the Company.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in this Annual Report on Form 10-K and our subsequent periodic reports filed with the SEC.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of December 31, 2013 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$(1,940)
+100	$790
-100	$(13,921)

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

We are subject to “margin call” risk under the terms of our repurchase agreements. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over our repurchase agreements as they mature from time to time in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.

Derivative financial instruments used to hedge interest rate risk are subject to “margin call” risk. For example, under our interest rate swaps, typically we pay a fixed rate to the counterparties while they pay us a floating rate. If interest rates drop below the fixed rate we are paying on an interest rate swap, we may be required to post cash margin.

Prepayment Risk

When borrowers repay the principal on their residential mortgage loans before maturity or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, reduce the yield for residential mortgage assets purchased at a premium to their then current balance, as with our portfolio of Agency RMBS. Conversely, residential mortgage assets purchased for less than their then current balance, such as our distressed residential mortgage loans, exhibit higher yields due to faster prepayments. Furthermore, actual prepayment speeds may differ from our modeled prepayment speed projections impacting the effectiveness of any hedges we have in place to mitigate financing and/or fair value risk. Generally, when market interest rates decline, borrowers have a tendency to refinance their mortgages, thereby increasing prepayments. The impact of increasing prepayment rates, whether as a result of declining interest rates, government intervention in the mortgage markets or otherwise, is particularly acute with respect to our Agency IOs. Because the value of an IO security is wholly contingent on the underlying mortgage loans having an outstanding principal balance, an unexpected increase in prepayment rates on the pool of mortgage loans underlying the IOs could significantly negatively impact the performance of our Agency IOs.

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

We mitigate prepayment risk by constantly evaluating our residential mortgage assets relative to prepayment speeds observed for assets with similar structures, qualities and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances. Historically, we have not hedged 100% of our liability costs due to prepayment risk.

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, CMBS, and CLOs, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit the exposure of borrower defaults to the Company.

We seek to manage credit risk through our pre-acquisition due diligence process, and by factoring projected credit losses into the purchase price we pay for all of our credit sensitive assets. In general, we evaluate relative valuation, supply and demand trends, prepayment rates, delinquency and default rates, vintage of collateral and macroeconomic factors as part of this process. Nevertheless, these procedures do not guarantee unanticipated credit losses which would materially affect our operating results.

With respect to the $264.4 million of distressed residential loans the Company owned at December 31, 2013, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include  higher loan to value ratios and, in certain instances, delinquent loan payments.  Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of December 31, 2013, we own $260.6 million of first loss CMBS comprised primarily of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 28.5% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completes an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool. As of December 31, 2013, we own approximately $33.2 million of notes issued by a CLO at a discounted purchase price equal to 52% of par. The securities are backed by a portfolio of corporate loans.  We also own approximately $21.7 million of first mortgage loan and mezzanine financing at December 31, 2013, backed by residential and multi-family properties.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2013, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(81,199)	2.79
+100	$(40,972)	2.55
Base		1.38
-100	$22,038	0.05

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Taxation of Taxable U.S. Stockholders

For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Stockholders

For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2014 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2014 Proxy Statement and is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: March 10, 2014	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 10, 2014	By:	/s/ Fredric S. Starker
Fredric S. Starker
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chief Executive Officer, President and Director	March 10, 2014
Steven R. Mumma	(Principal Executive Officer)

/s/ Fredric S. Starker	Chief Financial Officer	March 10, 2014
Fredric S. Starker	(Principal Financial and Accounting Officer)

/s/ Douglas E. Neal	Chairman of the Board	March 10, 2014
Douglas E. Neal

/s/ Alan L. Hainey	Director	March 10, 2014
Alan L. Hainey

/s/ Steven G. Norcutt	Director	March 10, 2014
Steven G. Norcutt

/s/ David R. Bock	Director	March 10, 2014
David R. Bock

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2013

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New York Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP

New York, New York

March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New York Mortgage Trust, Inc.

We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York

March 10, 2014

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2013	December 31, 2012
ASSETS

Investment securities, available for sale, at fair value (including pledged securities of $853,223 and $954,656, respectively)	$912,443	$1,034,711
Investment securities, available for sale, at fair value held in securitization trusts	92,578	71,159
Residential mortgage loans held in securitization trusts (net)	163,237	187,229
Distressed residential mortgage loans held in securitization trusts (net)	254,721	60,459
Multi-family loans held in securitization trusts, at fair value	8,111,022	5,442,906
Derivative assets	197,590	246,129
Cash and cash equivalents	31,798	31,777
Receivables and other assets	135,286	86,031
Total Assets (1)	$9,898,675	$7,160,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$791,125	$889,134
Residential collateralized debt obligations	158,410	180,979
Multi-family collateralized debt obligations, at fair value	7,871,020	5,319,573
Securitized debt	304,964	117,591
Derivative liabilities	1,432	5,542
Payable for securities purchased	191,592	245,931
Accrued expenses and other liabilities (including $951 and $211 to related parties, respectively)	54,466	34,645
Subordinated debentures	45,000	45,000
Total liabilities (1)	9,418,009	6,838,395

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 3,450,000 shares authorized, 3,000,000 and 0 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	72,397	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 64,102,029 and 49,575,331 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	641	496
Additional paid-in capital	404,555	355,006
Accumulated other comprehensive income	3,073	18,088
Retained earnings (accumulated deficit)	—	(51,584)
Total stockholders' equity	480,666	322,006
Total Liabilities and Stockholders' Equity	$9,898,675	$7,160,401

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of December 31, 2013 and December 31, 2012, assets of consolidated VIEs totaled $8,665,829 and $5,786,569, respectively, and the liabilities of consolidated VIEs totaled $8,365,345 and $5,636,650, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011

INTEREST INCOME:
Investment securities and other	$46,646	$26,933	$18,751
Multi-family loans held in securitization trusts	228,631	104,410	—
Residential mortgage loans held in securitization trusts	4,709	5,573	5,540
Distressed residential mortgage loans	11,741	432	—
Total interest income	291,727	137,348	24,291

INTEREST EXPENSE:
Investment securities and other	6,655	3,645	1,518
Multi-family collateralized debt obligations	210,229	97,032	—
Residential collateralized debt obligations	1,123	1,337	1,428
Securitized debt	11,293	1,945	—
Subordinated debentures	1,878	1,967	1,891
Total interest expense	231,178	105,926	4,837

NET INTEREST INCOME	60,549	31,422	19,454

OTHER INCOME (EXPENSE):
Provision for loan losses	(1,262)	(766)	(1,693)
Impairment loss on investment securities	(225)	—	(250)
Realized gain (loss) on investment securities and related hedges, net	(10,719)	6,268	5,740
Realized gain on distressed residential mortgage loans	1,600	85	—
Unrealized gain (loss) on investment securities and related hedges, net	5,464	(3,947)	(9,657)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	31,495	6,662	—
Other income (including $306, $0, and $0 from related parties, respectively)	2,709	803	2,167
Total other income (expense)	29,062	9,105	(3,693)

Management fees (including $3,360, $892 and $2,740 to related parties, respectively)	8,133	5,010	5,445
Expenses related to distressed residential mortgage loans	3,868	—	—
Other general and administrative expenses (including $698, $652 and $539 to related parties, respectively)	7,916	6,417	5,073
Total general, administrative and other expenses	19,917	11,427	10,518

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	69,694	29,100	5,243
Income tax expense	739	932	433
INCOME FROM CONTINUING OPERATIONS	68,955	28,168	4,810
Income from discontinued operation - net of tax	—	14	63
NET INCOME	68,955	28,182	4,873
Net (loss) income attributable to noncontrolling interest	—	(97)	97
Preferred stock dividends	(3,568)	—	—
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$65,387	28,279	$4,776

Basic income per common share	$1.11	$1.08	$0.46
Diluted income per common share	$1.11	$1.08	$0.46
Weighted average shares outstanding-basic	59,102	26,067	10,495
Weighted average shares outstanding-diluted	59,102	26,067	10,495

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$65,387	$28,279	$4,776

OTHER COMPREHENSIVE INCOME (LOSS)

(Decrease) increase in net unrealized gain on available for sale securities	(18,800)	9,310	(3,337)
Reclassification adjustment for net gain included in net income	—	(1,074)	(3,886)
Increase (decrease) in fair value of derivative instruments utilized for cash flow hedges	3,785	(1,440)	783

OTHER COMPREHENSIVE INCOME (LOSS)	(15,015)	6,796	(6,440)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$50,372	$35,075	$(1,664)

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
Balance, January 1, 2011	$94	$—	$135,300	$(84,639)	$17,732	$—	$68,487
Net income	—	—	—	4,776	—	97	4,873
Stock issuance, net	45	—	29,862	—	—	—	29,907
Dividends declared	—	—	(11,452)	—	—	—	(11,452)
Increase in non-controlling interests related to consolidation of interest in a limited liability company	—	—	—	—	—	932	932
Reclassification adjustment for net gain included in net income	—	—	—	—	(3,886)	—	(3,886)
Decrease in net unrealized gain on available for sale securities	—	—	—	—	(3,337)	—	(3,337)
Increase in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	783	—	783
Balance, December 31, 2011	139	—	153,710	(79,863)	11,292	1,029	86,307
Net income	—	—	—	28,279	—	(97)	28,182
Stock issuance, net	357		232,105	—	—	—	232,462
Dividends declared	—	—	(30,809)	—	—	—	(30,809)
Decrease in noncontrolling interest related to sale of interest in a mortgage loan held for investment	—	—	—	—	—	(932)	(932)
Reclassification adjustment for net gain included in net income	—	—	—	—	(1,074)	—	(1,074)
Increase in net unrealized gain on available for sale securities	—	—	—	—	9,310	—	9,310
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(1,440)	—	(1,440)
Balance, December 31, 2012	496	—	355,006	(51,584)	18,088	—	322,006
Net income	—	—	—	68,955	—	—	68,955
Common Stock issuance, net	145	—	100,959	—	—	—	101,104
Preferred Stock issuance, net	—	72,397	—	—	—	—	72,397
Dividends declared on common stock	—	—	(51,410)	(13,803)	—	—	(65,213)
Dividends declared on preferred stock	—	—	—	(3,568)	—	—	(3,568)
Decrease in net unrealized gain on available for sale securities	—	—	—	—	(18,800)	—	(18,800)
Increase in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	3,785	—	3,785
Balance, December 31, 2013	$641	$72,397	$404,555	$—	$3,073	$—	$480,666

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$68,955	$28,182	$4,873
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	13,424	10,486	5,684
Realized loss (gain) on investment securities and related hedges, net	10,719	(6,268)	(5,740)
Realized gain on distressed residential mortgage loans held in securitization trusts	(1,600)	(85)	—
Unrealized (gain) loss on investment securities and related hedges, net	(5,464)	3,947	9,657
Unrealized gain on loans and debt held in multi-family securitization trusts, net	(31,495)	(6,662)	—
Impairment loss on investment securities	225	—	250
Net decrease in loans held for sale	341	935	31
Provision for loan losses	1,262	766	1,693
Income from investments in limited partnership and limited liability companies	(2,297)	(622)	(2,167)
Distributions of income from investments in limited partnership and limited liability companies	1,976	148	1,079
Amortization of stock based compensation, net	897	826	210
Changes in operating assets and liabilities:
Receivables and other assets	(18,097)	(20,660)	(2,923)
Accrued expenses and other liabilities and accrued expenses, related parties	14,457	18,096	767
Net cash provided by operating activities	53,303	29,089	13,414

Cash Flows from Investing Activities:
Restricted cash	2,467	(20,783)	(24,326)
Proceeds from sales of investment securities	1,254	50,578	167,805
Purchases of investment securities	(72,183)	(1,033,924)	(291,211)
Return of capital from investments in limited partnership and limited liability companies	3,558	9,042	10,909
Purchases of other assets	(996)	—	(2,520)
Funding of first mortgage loan	(6,500)	—	—
Funding of mezzanine loan, preferred equity investments and investments in limited partnership and limited liability companies	(16,788)	(3,344)	(5,322)
Proceeds from mortgage loans held for investment	21	3,344	5,004
Net (payments) receipts on other derivative instruments settled during the period	(11,011)	7,191	4,961
Principal repayments received on residential mortgage loans held in securitization trusts	22,292	18,498	19,950
Principal repayments received on distressed residential mortgage loans	15,646	—	—
Principal repayments received on multi-family loans held in securitization trusts	73,831	28,034	—
Principal paydowns on investment securities - available for sale	125,913	47,684	19,459
Purchases of distressed residential mortgage loans	(218,166)	(61,700)	—
Purchases of investments held in multi-family securitization trusts	(71,625)	(111,002)	—
Net cash used in investing activities	(152,287)	(1,066,382)	(95,291)

Cash Flows from Financing Activities:
(Payments to) proceeds from financing arrangements, net	(98,009)	776,460	77,042
Common stock issuance	100,551	232,668	30,382
Preferred stock issuance	72,637	—	—
Costs associated with common stock and preferred stock issued	(584)	(1,032)	(686)
Dividends paid on common stock	(61,302)	(22,304)	(8,270)
Dividends paid on preferred stock	(2,115)	—	—
Payments made on residential collateralized debt obligations	(22,657)	(18,874)	(20,312)
Payments made on multi-family collateralized debt obligations	(73,813)	(28,034)	—
Capital (distributed to) contributed by noncontrolling interest	—	(932)	932
Proceeds from securitized debt	191,705	114,716	—
Payments made on securitized debt	(7,408)	(184)	—
Net cash provided by financing activities	99,005	1,052,484	79,088
Net Increase (Decrease) in Cash and Cash Equivalents	21	15,191	(2,789)
Cash and Cash Equivalents - Beginning of Year	31,777	16,586	19,375
Cash and Cash Equivalents - End of Year	$31,798	$31,777	$16,586

Supplemental Disclosures:
Cash paid for interest	$268,552	$115,656	$4,669
Cash paid for income taxes	$794	$1,207	$232

Non-Cash Investment Activities:
Sale of securities not yet settled	$—	$—	$1,133
Purchase of securities not yet settled	$191,592	$245,931	$228,300
Consolidation of multi-family loans held in securitization trusts	$3,218,301	$5,305,933	$—
Consolidation of multi-family collateralized debt obligations	$3,146,676	$5,195,166	$—
Transfer of investment securities from investment in limited liability company	$—	$—	$5,463
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$17,295	$13,384	$4,878
Dividends declared on preferred stock to be paid in subsequent period	$1,453	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1.                 Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” and the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and, to a lesser extent, financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of income generated by net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments in mortgage-related and financial assets, including multi-family CMBS, direct financing to owners of multi-family properties through mezzanine loans and preferred equity investments, residential mortgage loans, including loans sourced from distressed markets, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for residential loan, distressed residential loan, and CMBS securitization purposes, taxable REIT subsidiaries ("TRSs") and qualified REIT subsidiaries ("QRSs"). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

The Company is organized and conducts its operations to qualify as a REIT for U.S. federal income tax purposes. As such, the Company will generally not be subject to federal income taxes on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by the due date of its federal income tax return and complies with various other requirements.

2.                 Summary of Significant Accounting Policies

Definitions – The following defines certain of the commonly used terms in these financial statements: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to an IO that represents the right to the interest component of the cash flows from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “ARMs” refers to adjustable-rate residential mortgage loans; “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “multi-family CMBS” refers to commercial mortgage-backed securities backed by commercial mortgage loans on multi-family properties, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; and “CLO” refers to collateralized loan obligations.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including valuation of its CMBS investments, multi-family loans held in securitization trusts and multi-family CDOs, as well as, income recognition on distressed residential mortgage loans purchased at a discount.

Reclassifications – Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.

Principles of Consolidation and Variable Interest Entities – The accompanying consolidated financial statements of the Company include the accounts of all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity (“VIE”) where the Company is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CLOs.  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on investment securities and related hedges in the accompanying consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

The Company accounts for debt securities that are of high credit quality (generally those rated AA or better by a Nationally Recognized Statistical Rating Organization, or NRSRO), at date of acquisition in accordance with Accounting Standards Codification (“ASC”) 320-10. The Company accounts for debt securities that are not of high credit quality (i.e., those whose risk of loss is less than remote) or securities that can be contractually prepaid such that we would not recover our initial investment at the date of acquisition in accordance with ASC 325-40. The Company considers credit ratings, the underlying credit risk and other market factors in determining whether the debt securities are of high credit quality; however, securities rated lower than AA or an equivalent rating are not considered of high credit quality and are accounted for in accordance with ASC 325-40. If ratings are inconsistent among NRSROs, the Company uses the lower rating in determining whether the securities are of high credit quality.

The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary” by applying the guidance prescribed in ASC Topic 320-10. When the fair value of an investment security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired.  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

The Company’s investment securities classified as available for sale also include its investment in a wholly owned account referred to as the Agency IO portfolio. These investments primarily include Agency IOs.  The Company has elected the fair value option for these investment securities, which measures unrealized gains and losses through earnings in the accompanying consolidated statements of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.  The Agency IO portfolio also includes derivative investments not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the accompanying consolidated statements of operations.

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts are comprised of multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, or “first loss tranche”, a first loss tranche floating rate security and certain IOs issued from four Freddie Mac-sponsored multi-family K-Series securitizations.   These securities are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying consolidated statements of operations. Purchase premiums or discounts are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method.

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

 Acquired Distressed Residential Mortgage Loans – Distressed residential mortgage loans held in securitization trusts are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount (that is due, in part, to credit quality of the borrower). Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements.

The Company considers the purchase price for the acquired distressed residential mortgage loans to be at fair value at the date of acquisition. These acquired distressed residential mortgage loans were initially recorded at fair value with no allowance for loan losses.

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

The Company monitors actual cash collections against its expectations, and revised cash flow expectations are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable.

An acquired distressed residential mortgage loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. For acquired distressed residential mortgage loans held in pools, in the event of a sale of the loan, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds and the carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, an individual loan is removed from the pool at the fair value of the underlying collateral less costs to sell. For loans satisfied by payment in full, the loan is removed from the pool. The Company uses the specific allocation method for the removal of loans as the estimated cash flows and related carrying amount for each individual loan are known. In these cases, the remaining accretable yield is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed by the re-assessment of the estimate of cash flows for the pool prospectively. Acquired distressed residential mortgage loans subject to modification are not removed from the pool even if those loans would otherwise be considered troubled debt restructurings because the pool, and not the individual loan, represents the unit of account.

For individual loans not accounted for in pools that are sold or satisfied by payment in full, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds and the carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, the loss is recognized if the carrying value exceeds the fair value of the collateral (less costs to sell). A gain is not recognized if the fair value of collateral (less costs to sell) exceeds the carrying value.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of December 31, 2013 and four Freddie Mac-sponsored multi-family K-Series securitizations as of December 31, 2012. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

Mezzanine Loan and Preferred Equity Investments - The Company invests in mezzanine loans and preferred equity of entities that have significant real estate assets. The mezzanine loan is secured by a pledge of the borrower’s equity ownership in the property. Unlike a mortgage, this loan does not represent a lien on the property. Therefore, it is always junior and subordinate to any first-lien as well as second liens, if applicable, on the property.  These loans are senior to any preferred equity or common equity interests.  Purchasers of mezzanine loans benefit from a right to foreclose on the ownership equity in a more efficient manner than senior mortgage debt.

A preferred equity investment is an equity investment in the entity that owns the underlying property.  Preferred equity is not secured by the underlying property, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred equity holders may be able to enhance their position and protect their equity position with covenants that limit the entity’s activities and grant the holder the exclusive right to control the property after an event of default.

Mezzanine loans and preferred equity investments, where the risks and payment characteristics are equivalent to mezzanine loans, are accounted for as loans held for investment and are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances, and are included in receivables and other assets.   We accrete or amortize any discounts or premiums over the life of the related loan receivable utilizing the effective interest method or straight line-method, if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.

Mezzanine loans and preferred equity investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting. See “Investment in Limited Partnership and Limited Liability Companies” for a description of our accounting policy for Investments in Limited Partnerships and Limited Liability Companies. The preferred equity investments are included in receivables and other assets.

Mortgage Loans Held for Investment – Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances, and are included in receivables and other assets.  Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in interest income. A loan is considered to be impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate, (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or (iii) the loan’s observable market price.

Investments in Limited Partnership and Limited Liability Companies – In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings or preferred return and decreased for cash distributions and a proportionate share of the entity’s losses. Where the Company is not required to fund additional losses, the Company does not continue to record its proportionate share of the entity’s losses such that its investment balance would go below zero.

Management periodically reviews its investments for impairment based on projected cash flows from the entity over the holding period. When any impairment is identified, the investments are written down to recoverable amounts.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits, all of which have original maturities of 90 days or less. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Receivables and Other Assets – Receivables and other assets as of December 31, 2013 and 2012 include restricted cash held by third parties of $44.1 million and $46.5 million, respectively.  Included in restricted cash is $30.4 million and $25.8 million held in our Agency IO portfolio to be used for trading purposes and $10.2 million and $19.8 million held by counterparties as collateral for hedging instruments as of December 31, 2013 and 2012, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in receivables and other assets in the amounts of $30.2 million and $18.3 million as of December 31, 2013 and 2012, respectively.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its Agency RMBS purchases using repurchase agreements.  Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest.  The Company accounts for these repurchase agreements as financings under ASC 860, Transfers and Servicing.  Under ASC 860, for these transactions to be treated as financings, they must be separate transactions and not linked.  If the Company finances the purchase of its securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a "Linked Transaction," unless certain criteria are met.  None of the Company’s repurchase agreements are accounted for as linked transactions because they met the applicable criteria in accordance with ASC 860-10-40.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company has completed four securitizations since inception. The first three were accounted for as a permanent financing while the fourth was accounted for as a sale and accordingly, is not included in the Company’s accompanying consolidated financial statements

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the Consolidated K-Series including their debt, referred to as Multi-Family CDOs, in our financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

Securitized Debt –Securitized Debt represents third-party liabilities of Consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated on consolidation. The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the special purpose entities (the “SPEs”) that were created to facilitate the transactions and to which underlying assets in connection with the financing were transferred. The Company engaged in these transactions primarily to obtain permanent or longer term financing on a portion of its multi-family CMBS and acquired distressed residential mortgage loans.

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying consolidated balance sheets in receivables and other assets in the amount of $4.1 million and $2.6 million as of December 31, 2013 and December 31, 2012, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

The Company invests in To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.”  Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with these TBAs are recognized through earnings as part of the other income (expense) category in the consolidated statements of operations.

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

For instruments that are not designated or qualify as a cash flow hedge, such as our use of U.S. Treasury securities or financial futures and options on financial futures contracts, any realized and unrealized gains and losses associated with these instruments are recognized through earnings as other income (expense) in the consolidated statements of operations.

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

Additionally, the Company may elect to un-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes recorded in earnings.

Revenue Recognition – Interest income on our investment securities and on our residential mortgage loans held in securitization trusts is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with investment securities and mortgage loans at the time of purchase or origination are amortized into interest income over the life of such securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

Based on the projected cash flows from the Company’s first loss tranche PO multi-family CMBS purchased at a discount to par value, a portion of the purchase discount is designated as non-accretable purchase discount or credit reserve, which partially mitigates the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

With respect to interest rate swaps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps will be recognized in earnings.

See “Acquired Distressed Residential Mortgage Loans” for a description of our revenue recognition policy for acquired distressed residential mortgage loans.

Other Comprehensive Income (Loss) – The Company’s comprehensive income/(loss) available to common stockholders includes net income, the change in net unrealized gains/(losses) on its available for sale securities and its derivative hedging instruments, currently comprised of interest rate swaps, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for available for sale securities and is reduced by dividends declared on the Company’s preferred stock.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2013 and 2012.

Stock Based Compensation – Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the stock at the grant date.

Income Taxes – The Company operates in such a manner so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders, of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing primarily mortgage-related assets, and to a lesser extent, financial assets, and currently operate in only one reportable segment.

Summary of Recent Accounting Pronouncements

Balance Sheet (ASC 210)

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASC 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210 or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. The adoption of ASU 2013-01 had an effect on our disclosures but did not have an effect on our accompanying consolidated financial statements.

Comprehensive Income (ASC 220)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires registrants to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income.  ASU No. 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The impact of these amendments are reflected beginning with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.  As the new standard does not change the current requirements for reporting net income or other comprehensive income in the accompanying consolidated financial statements, our consolidated financial position and results of operations were not impacted.

 Derivatives and Hedging (ASC 815)

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”). The amendments of this ASU apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Derivatives and Hedging (FASB Accounting Standards Codification Topic 815). ASU 2013-10 permits the Federal Funds Effective Rate (also referred to as the Overnight Index Swap Rate, or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and London Interbank Offered Rate (“LIBOR”). ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company's adoption of ASU 2013-10 did not have a material impact on the Company's consolidated financial statements.

3.                 Investment Securities Available For Sale

Investment securities available for sale consist of the following as of December 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	December 31, 2013				December 31, 2012
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Agency RMBS:
Agency ARMs
Freddie Mac	$67,121	$37	$(2,101)	$65,057	$80,106	$341	$(83)	$80,364
Fannie Mae	130,487	58	(3,128)	127,417	169,020	659	(118)	169,561
Ginnie Mae	17,049	—	(201)	16,848	24,127	—	(129)	23,998
Total Agency ARMs	214,657	95	(5,430)	209,322	273,253	1,000	(330)	273,923

Agency Fixed Rate
Freddie Mac	43,920	—	(1,714)	42,206	49,899	24	(162)	49,761
Fannie Mae	518,598	—	(24,861)	493,737	578,300	1,166	(1,283)	578,183
Total Agency Fixed Rate	562,518	—	(26,575)	535,943	628,199	1,190	(1,445)	627,944

Agency IOs (1)
Freddie Mac	43,468	252	(5,187)	38,533	38,025	92	(3,217)	34,900
Fannie Mae	60,813	1,300	(5,007)	57,106	40,858	656	(5.266)	36,248
Ginnie Mae	37,660	706	(2,396)	35,970	30,530	738	(3,044)	28,224
Total Agency IOs	141,941	2,258	(12,590)	131,609	109,413	1,486	(11,527)	99,372

Total Agency RMBS	919,116	2,353	(44,595)	876,874	1,010,865	3,676	(13,302)	1,001,239
Non-Agency RMBS	2,413	136	(188)	2,361	3,291	—	(604)	2,687
CLOs	18,478	14,730	—	33,208	13,495	17,290	—	30,785
Total investment securities available for sale	$940,007	$17,219	$(44,783)	$912,443	$1,027,651	$20,966	$(13,906)	$1,034,711

CMBS	$74,314	$18,264	$—	$92,578	$68,426	$3,006	$(273)	$71,159
Total investment securities available for sale held in securitization trusts	$74,314	$18,264	$—	$92,578	$68,426	$3,006	$(273)	$71,159

(1) Included in investment securities available for sale as of December 31, 2013 and 2012 are Agency IOs. Agency IOs are measured at fair value through earnings.

During the year ended December 31, 2013, the Company received total proceeds of approximately $1.3 million, realizing approximately $0.1 million of net gains from the sale of investment securities available for sale. During the year ended December 31, 2012, the Company received total proceeds of approximately $50.6 million, realizing approximately $0.5 million of net gains from the sale of investment securities available for sale. During the year ended December 31, 2011, the Company received total proceeds of approximately $20.8 million, realizing approximately $5.0 million of net gains from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2013 and 2012, based on management’s estimates, the weighted average life of the Company’s available for sale securities portfolio was approximately 7.03 years and 4.83 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at December 31, 2013 and December 31, 2012 at carrying value (dollar amounts in thousands):

	December 31, 2013				December 31, 2012
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$97,385	$14,823	$764,666	$876,874	$91,633	$15,559	$894,047	$1,001,239
Non-Agency RMBS	2,361	—	—	2,361	2,687	—	—	2,687
CLOs	33,208	—	—	33,208	30,785	—	—	30,785
Total investment securities available for sale	$132,954	$14,823	$764,666	$912,443	$125,105	$15,559	$894,047	$1,034,711

CMBS	$28,232	$—	$64,346	$92,578	$22,215	$—	$48,944	$71,159
Total investment securities available for sale held in securitization trusts	$28,232	$—	$64,346	$92,578	$22,215	$—	$48,944	$71,159

The following tables present the Company's investment securities available for sale and investment securities available for sale held in securitization trusts in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 (dollar amounts in thousands):

December 31, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$332,519	$(11,423)	$398,325	$(20,582)	$730,844	$(32,005)
Non-Agency RMBS	—	—	1,104	(188)	1,104	(188)
Total investment securities available for sale	$332,519	$(11,423)	$399,429	$(20,770)	$731,948	$(32,193)

CMBS	$—	$—	$—	$—	$—	$—
Total investment securities available for sale held in securitization trusts	$—	$—	$—	$—	$—	$—

The following tables present the Company's investment securities available for sale and investment securities available for sale held in securitization trusts in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 (dollar amounts in thousands):

December 31, 2012	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$513,731	$(1,749)	$6,158	$(26)	$519,889	$(1,775)
Non-Agency RMBS	—	—	2,687	(604)	2,687	(604)
Total investment securities available for sale	$513,731	$(1,749)	$8,845	$(630)	$522,576	$(2,379)

CMBS	$16,357	$(273)	$—	$—	$16,357	$(273)
Total investment securities available for sale held in securitization trusts	$16,357	$(273)	$—	$—	$16,357	$(273)

For the year ended December 31, 2013 and December 31, 2011, the Company recognized $0.2 million and $0.3 million in other-than-temporary impairment through earnings, respectively. For the year ended December 31, 2012, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

4.                Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following at December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	December 31, 2013	December 31, 2012
Unpaid principal balance	$165,173	189,009
Deferred origination costs – net	1,053	1,198
Reserve for loan losses	(2,989)	(2,978)
Total	$163,237	187,229

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the years ended December 31, 2013, 2012 and 2011, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$2,978	$3,331	$2,589
Provisions for loan losses	701	675	1,380
Transfer to real estate owned	(407)	(899)	(192)
Charge-offs	(283)	(129)	(446)
Balance at the end of period	$2,989	$2,978	$3,331

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at December 31, 2013 was $3.0 million, representing 181 basis points of the outstanding principal balance of residential loans held in securitization trusts as of December 31, 2013, as compared to 158 basis points as of December 31, 2012. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the years ended December 31, 2013, 2012 and 2011, respectively (dollar amounts in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$732	$454	$740
Write downs	(433)	(124)	(87)
Transfer from mortgage loans held in securitization trusts	1,184	1,569	698
Disposal	(375)	(1,167)	(897)
Balance at the end of period	$1,108	$732	$454

Real estate owned held in residential securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of December 31, 2013 and 2012, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $6.6 million and $7.0 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of December 31, 2013, we had 34 delinquent loans with an aggregate principal amount outstanding of approximately $18.9 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.9 million in delinquent loans, $9.1 million, or 48%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2013 (dollar amounts in thousands):

December 31, 2013

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	3	601	0.36%
61 - 90	1	239	0.14%
90 +	30	18,036	10.76%
Real estate owned through foreclosure	5	2,381	1.42%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
New York	35.9%	37.8%
Massachusetts	24.6%	25.2%
New Jersey	10.4%	9.5%
Florida	5.8%	5.1%
Connecticut	5.6%	5.0%

5.                Distressed Residential Mortgage Loans

As of December 31, 2013 and December 31, 2012, the carrying value of the Company’s acquired distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts amounts to approximately $254.7 million and $60.5 million, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $9.7 million are included in receivables and other assets in the accompanying consolidated balance sheets at December 31, 2013.

The Company considers its purchase price for the acquired distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the years ended December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	December 31, 2013	December 31 2012
Contractually required principal and interest	$368,571	$174,746
Non-accretable yield	(47,453)	(21,614)
Expected cash flows to be collected	321,118	153,132
Accretable yield	(102,952)	(91,737)
Fair value at the date of acquisition	$218,166	$61,395

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the years ended December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	December 31, 2013	December 31, 2012
Balance at beginning of period	$91,252	$—
Additions	102,952	91,737
Disposals	(11,223)	(53)
Accretion	(11,741)	(432)
Allowance for loan losses	(128)	—
Balance at end of period (1)	$171,112	$91,252

(1)

Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate, of the amount and timing of undiscounted principal and interest cash flows.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of December 31, 2013 and December 31, 2012, respectively, are as follows:

	December 31, 2013	December 31, 2012
California	14.4%	24.1%
Florida	8.3%	6.5%
New York	8.1%	3.9%
Texas	6.6%	7.0%
Maryland	3.1%	5.5%

The Company’s distressed residential mortgage loans held in securitization trusts are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7).

6.                 Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $240.0 million and $123.3 million at December 31, 2013 and 2012, respectively (see Note 7).

During the year ended December 31, 2013, the Company consolidated two additional Freddie Mac K-Series securitizations. The condensed consolidated balance sheets of the Consolidated K-Series at December 31, 2013 and December 31, 2012, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	December 31, 2013	December 31, 2012
Assets
Multi-family loans held in securitization trusts	$8,111,022	$5,442,906
Receivables	30,222	18,342
Total Assets	$8,141,244	$5,461,248

Liabilities and Equity
Multi-family CDOs	$7,871,020	$5,319,573
Accrued expenses	29,766	18,022
Total Liabilities	7,900,786	5,337,595
Equity	240,458	123,653
Total Liabilities and Equity	$8,141,244	$5,461,248

The multi-family loans held in securitization trusts had unpaid principal balance of approximately $8.0 billion and $4.9 billion at December 31, 2013 and December 31, 2012, respectively. The multi-family CDOs had unpaid principal balance of approximately $8.0 billion and $4.9 billion at December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and 2012, respectively, the current weighted average interest rate on these Multi-Family CDOs was 4.16% and 4.59%.

The condensed consolidated statements of operations of the Consolidated K-Series for the years ended December 31, 2013, 2012, and 2011 respectively, are as follows (dollar amounts in thousands):

	Year Ended December 31,
Statements of Operations	2013	2012	2011
Interest income	$228,631	$104,410	$—
Interest expense	210,229	97,032	—
Net interest income	18,402	7,378	—
Unrealized gain on multi-family loans and debt held in securitization trusts	31,495	6,662	—
Net Income	$49,897	$14,040	$—

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of December 31, 2013 and December 31, 2012, respectively, are as follows:

	December 31, 2013	December 31, 2012
Texas	14.0%	14.0%
California	13.7%	13.6%
New York	7.2%	6.8%
Florida	6.5%	7.4%
Washington	5.3%	5.0%
Georgia	4.4%	5.4%

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

The Company has evaluated its CMBS investments in Freddie Mac-sponsored K-Series securitizations to determine whether they are VIEs.  In addition, the Company also evaluated its financings transactions, such as its Residential CDOs completed in 2005, its multi-family CMBS re-securitization transaction completed in May 2012, its collateralized recourse financing transactions completed in November 2012 and November 2013 and its distressed residential mortgage loan securitization transactions completed in December 2012, July 2013 and September 2013 (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs.

The Company then completed an analysis of whether the VIEs should be consolidated by the Company, based on consideration of its involvement in each of the VIEs, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

●	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and
●	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

The Company has determined that it has a variable interest in the Consolidated K-Series for which it is the primary beneficiary and has a controlling financial interest and, accordingly, has consolidated their assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 6).

Also, based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the Financing VIEs met the criteria for consolidation and, accordingly, consolidated the Financing VIEs created to facilitate these transactions.

The following table presents a summary of the assets and liabilities of these consolidated Financing VIEs.  Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of consolidated Financing VIEs as of December 31, 2013 (dollar amounts in thousands):

	Financing VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitizations	Total
Investment securities available for sale, at fair value held in securitization trusts	$29,289	$63,289	$—	$—	$92,578
Residential mortgage loans held in securitization trusts (net)	—	—	—	163,237	163,237
Distressed residential mortgage loans held in securitization trusts (net)	—	—	254,721	—	254,721
Multi-family loans held in securitization trusts, at fair value	1,234,084	6,876,938	—	—	8,111,022
Receivables and other assets	5,241	27,198	10,072	1,760	44,271
Total assets	$1,268,614	$6,967,425	$264,793	$164,997	$8,665,829

Residential collateralized debt obligations	$—	$—	$—	$158,410	$158,410
Multi-family collateralized debt obligations, at fair value	1,195,637	6,675,383	—	—	7,871,020
Securitized debt	27,240	107,853	169,871	—	304,964
Accrued expenses and other liabilities	4,640	25,315	981	15	30,951
Total liabilities	$1,227,517	$6,808,551	$170,852	$158,425	$8,365,345

(1)

The Company classified the multi-family CMBS issued by two K-Series securitizations and held by this Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated one K-Series securitization that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 6).

(2)

The multi-family CMBS serving as collateral under the collateralized recourse financings are comprised of securities issued from seven separate Freddie Mac-sponsored multi-family K-Series securitizations.  The Financing VIE classified the multi-family CMBS issued by the two K-Series securitizations and held by the Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated five of the K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6).

Assets and Liabilities of Consolidated VIEs as of December 31, 2012 (dollar amounts in thousands):

	Financing VIEs				Non-financing VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitizations	Multi-family CMBS(3)	Total
Investment securities available for sale, at fair value held in securitization trusts	$22,611	$48,548	$—	$—	$—	$71,159
Residential mortgage loans held in securitization trusts (net)	—	—	—	187,229	—	187,229
Distressed residential mortgage loans held in securitization trust (net)	—	—	60,459	—	—	60,459
Multi-family loans held in securitization trusts, at fair value	1,335,862	2,610,276	—	—	1,496,768	5,442,906
Receivables and other assets	5,372	11,797	3,187	1,425	3,035	24,816
Total assets	$1,363,845	$2,670,621	$63,646	$188,654	$1,499,803	$5,786,569

Residential collateralized debt obligations	$—	$—	$—	$180,979	$—	$180,979
Multi-family collateralized debt obligations, at fair value	1,306,760	2,547,015	—	—	1,465,798	5,319,573
Securitized debt	26,891	52,000	38,700	—	—	117,591
Accrued expenses and other liabilities	4,706	10,609	259	15	2,918	18,507
Total liabilities	$1,338,357	$2,609,624	$38,959	$180,994	$1,468,716	$5,636,650

(1)

The Company classified the multi-family CMBS issued by two K-Series securitizations and held by the Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated one K-Series securitization that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 6).

(2)

The multi-family CMBS serving as collateral under the collateralized recourse financing are comprised of securities issued from four separate Freddie Mac-sponsored multifamily K-Series securitizations.  The Financing VIE classified the multi-family CMBS issued by two K-Series securitizations and held by the Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated two of the K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6).

(3)	One of the four Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series was not subject to any Financing VIE as of December 31, 2012.

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financings (2)	Distressed Residential Mortgage Loan Securitizations (3)

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$107,853	$176,970
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Principal Amount at December 31, 2012	$35,000	$52,000	$38,700
Carrying Value at December 31, 2013 (4)	$27,240	$107,853	$169,871
Carrying Value at December 31, 2012 (4)	$26,891	$52,000	$38,700
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25% - 6.50%	4.25% - 4.85%

(1)

The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio. As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying multi-family CMBS transferred to the Consolidated VIE. The holders of the Note have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets upon the breach of certain representations and warranties. The Company will receive all remaining cash flow, if any, through its retained ownership.

(2)

The Company entered into CMBS Master Repurchase Agreements with a three-year term for the purpose of financing a portion of its multi-family CMBS portfolio. In connection with these transactions, the Company agreed to guarantee the due and punctual payment of its wholly-owned subsidiary's obligations under the CMBS Master Repurchase Agreements.

(3)

The Company engaged in these transactions for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financings are comprised of performing, re-performing and to a lesser extent non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Two of the four securitization transactions provide for a revolving period of one to two years from the date of the respective financing (“Revolving Period”) where no principal payments will be made on the note. All cash proceeds generated by the distressed residential mortgage loans and received by the respective securitization trust during the Revolving Period, after payment of interest on the note, reserve amounts and certain other transaction expenses, will be available for the purchase by the trust of additional mortgage loans that satisfy certain eligibility criteria.

(4)	Classified as securitized debt in the liability section of the Company’s accompanying consolidated balance sheets.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of December 31, 2013 and December 31, 2012, respectively:

Scheduled Maturity (principal amount)	December 31, 2013	December 31, 2012
(Dollar amount in thousands)
Within 24 months	$90,700	$—
Over 24 months to 36 months	187,024	90,700
Over 36 months	34,507	35,000
Total	312,231	125,700
Discount	(7,267)	(8,109)
Carrying value	$304,964	$117,591

There is no guarantee that the Company will receive any cash flows from these securitization trusts.

Residential Mortgage Loan Securitization Transaction

The Company has completed four residential mortgage loan securitizations (other than the distressed residential mortgage loan securitizations discussed above) since inception; the first three were accounted for as permanent financings and have been included in the Company’s accompanying consolidated financial statements.

Unconsolidated VIEs

The Company has evaluated its Multi-family CMBS investments in four Freddie Mac-sponsored K-Series securitizations and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of December 31, 2013 and 2012 (dollar amounts in thousands):

	December 31, 2013			December 31, 2012
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total
Multi-Family CMBS	$92,578	$183	$92,761	$71,159	$188	$71,347
Mezzanine loan and equity investments	—	28,058	28,058	—	3,522	3,522
Total assets	$92,578	$28,241	$120,819	$71,159	$3,710	$74,869

Our maximum loss exposure on the Multi-Family CMBS investments, mezzanine loan and equity investments is approximately $120.8 million and $74.9 million at December 31, 2013 and December 31, 2012, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

8.                Derivative Instruments and Hedging Activities

The Company enters into derivative instruments to manage its interest rate risk exposure. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or sell short TBAs and U.S. Treasury securities, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our consolidated balance sheets at December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012
TBA securities (1)	Derivative assets	$190,742	$244,789
U.S. Treasury futures	Derivative assets	3,257	676
Swaptions	Derivative assets	1,305	597
Interest rate swap futures	Derivative assets	238	8
Options on U.S. Treasury futures	Derivative assets	7	59
Eurodollar futures	Derivative liabilities	1,432	3,798

(1)

Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying consolidated financial statements on a net basis.  TBA sales amounting to $0 million and $245.6 million have been netted against TBA purchases and are included in payable for securities purchased in the accompanying consolidated balance sheets at December 31, 2013 and December 31, 2012, respectively.

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2013 and 2012, respectively (dollar amounts in thousands).

	Notional Amount For the Year Ended December 31, 2013
Derivatives Not Designated as Hedging Instruments	December 31, 2012	Additions	Settlement, Expiration or Exercise	December 31, 2013
TBA securities	$234,000	$2,563,000	$(2,609,000)	$188,000
U.S. Treasury futures	(172,100)	875,600	(715,400)	(11,900)
Interest rate swap futures	(13,000)	542,700	(772,400)	(242,700)
Eurodollar futures	(2,852,000)	3,492,000	(4,000,000)	(3,360,000)
Options on U.S. Treasury futures	70,000	310,000	(340,000)	40,000
Swaptions	100,000	—	—	100,000

	Notional Amount For the Year Ended December 31, 2012
Derivatives Not Designated as Hedging Instruments	December 31, 2011	Additions	Settlement, Expiration or Exercise	December 31, 2012
TBA securities	$202,000	$3,088,000	$(3,056,000)	$234,000
U.S. Treasury futures	(92,800)	1,142,100	(1,221,400)	(172,100)
Interest rate swap futures	—	6,000	(19,000)	(13,000)
Eurodollar futures	(2,422,000)	1,531,000	(1,961,000)	(2,852,000)
Options on U.S. Treasury futures	199,500	1,181,500	(1,311,000)	70,000
Swaptions	—	100,000	—	100,000

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013		2012		2011
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$(12,393)	$(629)	$16,397	$(1,347)	$2,886	$1,363
Eurodollar Futures (1)	(3,591)	2,366	(1,042)	(2,049)	(1,986)	(1,749)
Swaptions	—	1,153	—	(268)	—	—
U.S. Treasury and Interest rate swap futures and options	5,418	2,866	(9,548)	1,300	(197)	(740)
Total	$(10,566)	$5,756	$5,807	$(2,364)	$703	$(1,126)

(1)	At December 31, 2013, the Eurodollar futures consist of 3,360 contracts with expiration dates ranging between March 2014 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. At December 31, 2013 and 2012, our consolidated balance sheets include TBA-related liabilities of $191.6 million and $245.9 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest Rate Swaps	Derivative assets	$2,041	$—
Interest Rate Swaps	Derivative liabilities	$—	$1,744

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $0.3 million have been netted against the asset position of $2.3 million and contracts in an asset position of $0.1 million have been netted against the liability position of $1.8 million in the accompanying consolidated balance sheets at December 31, 2013 and December 31, 2012, respectively.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2013	2012	2011
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$(1,744)	$(304)	$(1,087)
Unrealized (loss) gain on interest rate swaps	3,785	(1,440)	783
Balance at end of the period	$2,041	$(1,744)	$(304)

The Company estimates that over the next 12 months, approximately $1.6 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the years ended December 31, 2013, 2012 and 2011, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest Rate Swaps:
Interest expense-investment securities	$1,737	$810	$893

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

The following table presents information about the Company’s interest rate swaps as of December 31, 2013 and December 31, 2012, respectively (dollar amounts in thousands):

	December 31, 2013		December 31, 2012
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$—	—%	$8,380	2.93%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 6 months	—	—	—	—
Over 6 months to 12 months	—	—	—	—
Over 12 months to 24 months	135,000	0.45	—	—
Over 24 months to 36 months	—	—	135,000	0.45
Over 36 months to 48 months	215,000	0.83	—	—
Over 48 months to 60 months	—	—	215,000	0.83
Total	$350,000	0.69%	$358,380	0.74%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of December 31, 2013 and 2012. The Company had $10.2 million and $19.8 million of restricted cash related to margin posted for its agreements as of December 31, 2013 and 2012, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying consolidated balance sheets.

9.                 Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At December 31, 2013, the Company had repurchase agreements with an outstanding balance of $791.1 million and a weighted average interest rate of 0.49%.  At December 31, 2012, the Company had repurchase agreements with an outstanding balance of $889.1 million and a weighted average interest rate of 0.54%.  As of December 31, 2013 and 2012, the average days to maturity for all repurchase agreements are 31 days and 39 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements at December 31, 2013 and 2012 amounts to $0.6 million and $0.2 million, respectively, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	2013			2012
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$197,974	$208,703	$214,039	$240,440	$253,841	$253,281
Agency Fixed Rate	489,953	516,010	541,580	566,037	597,620	597,769
Agency IOs	94,698	113,721	122,878	74,707	90,250	100,076
CLOs	8,500	14,789	8,947	7,950	12,945	6,877
Balance at end of the period	$791,125	$853,223	$887,444	$889,134	$954,656	$958,003

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements at December 31, 2013 and 2012 (dollar amounts in thousands):

Contractual Maturity	December 31, 2013	December 31, 2012
Within 30 days	$509,564	$765,593
Over 30 days to 90 days	281,561	123,541
Total	$791,125	$889,134

As of December 31, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.8%.

In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At December 31, 2013 and December 31, 2012, the Company had repurchase agreements with 11 counterparties. As of December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. As of December 31, 2012, the Company’s only exposure where the amount at risk in excess of 5% of Stockholders’ Equity was to JPMorgan Chase Bank N.A. at 5.7%. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of December 31, 2013, the Company had $31.8 million in cash and $59.2 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $40.8 million of RMBS, of which $38.4 million are Agency RMBS. The $31.8 million of cash, the $40.8 million in RMBS, and $30.4 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 13.0% of our Financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.              Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2013 and 2012, the Company had Residential CDOs outstanding of $158.4 million and $181.0 million, respectively. As of December 31, 2013 and 2012, the current weighted average interest rate on these CDOs was 0.55% and 0.59%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $165.2 million and $189.0 million at December 31, 2013 and 2012, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2013 and 2012, had a net investment in the residential securitization trusts of $6.6 million and $7.0 million, respectively.

11.               Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 15, 2035	October 30, 2035

As of March 10, 2014 the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

12.               Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three years ended December 31, 2013.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2013, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases – In December 2012, the Company entered into a ten year lease agreement with GP 275 Owner, L.L.C. where the Company relocated its corporate office in March 2013. The lease is accounted for as a non-cancelable operating lease. Total property lease expense on this lease amounted to $0.2 million for the year ended December 31, 2013. The lease is secured by a $0.2 million cash deposit.

The prior corporate office lease with Vanderbilt Associates I, L.L.C. expired in March 2013. Total property lease expense on this lease amounted to $0.1 million, $0.2 million and $0.2 million for each of the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2012, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2014	$207
2015	207
2016	207
2017	207
2018	215
Thereafter	1,087
$2,130

13.               Fair Value of Financial Instruments

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

a.

Investment Securities Available for Sale (RMBS and CLOs) – Fair value for the RMBS in our portfolio are valued using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities that are comprised of RMBS and CLOs are valued based upon readily observable market parameters and are classified as Level 2 fair values.

b.

Investment Securities Available for Sale Held in Securitization Trusts (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.2% to 16.1%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

c.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 3.4% to 6.5%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

d.

Derivative Instruments – The fair value of interest rate swaps, swaptions, options and TBAs are based on dealer quotes. The fair value of futures are based on exchange-traded prices. The Company’s derivatives are classified as Level 1 or Level 2 fair values.

e.	Multi-Family CDOs – The fair value of Multi-Family CDOs is determined using a third party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$876,874	$—	$876,874	$—	$1,001,239	$—	$1,001,239
Non-Agency RMBS	—	2,361	—	2,361	—	2,687	—	2,687
CLOs	—	33,208	—	33,208	—	30,785	—	30,785
Investment securities available for sale held in securitization trusts:
CMBS	—	—	92,578	92,578	—	—	71,159	71,159
Multi-family loans held in securitization trusts	—	—	8,111,022	8,111,022	—	—	5,442,906	5,442,906
Derivative Assets:					—	—	—	—
TBA Securities	—	190,742	—	190,742	—	244,789	—	244,789
Options on U.S. Treasury futures	7	—	—	7	—	59	—	59
U.S. Treasury futures	3,257	—	—	3,257	676	—	—	676
Interest rate swap futures	238	—	—	238	8	—	—	8
Interest rate swaps	—	2,041	—	2,041	—	—	—	—
Swaptions	—	1,305	—	1,305	—	597	—	597
Total	$3,502	$1,106,531	$8,203,600	$9,313,633	$684	$1,280,156	$5,514,065	$6,794,905
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$7,871,020	$7,871,020	$—	$—	$5,319,573	$5,319,573
Derivative liabilities:
Interest rate swaps	—	—	—	—	—	1,744	—	1,744
Eurodollar futures	1,432	—	—	1,432	3,798	—	—	3,798
Total	$1,432	$—	$7,871,020	$7,872,452	$3,798	$1,744	$5,319,573	$5,325,115

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2013, 2012 and 2011, respectively (amounts in thousands):

Level 3 Assets:

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$5,514,065	$41,185	$—
Total gains (realized/unrealized)
Included in earnings (1)	(470,467)	167,094	—
Included in other comprehensive income	15,532	3,768	(1,036)
Purchases	3,218,301	4,212,009	42,221
Paydowns	(73,831)	(28,034)	—
Transfers (2)	—	1,118,043	—
Balance at the end of period	$8,203,600	$5,514,065	$41,185

(1)	Amounts included in interest income from multi-family loans held in securitization trusts and unrealized gain on multi-family loans and debt held in securitization trusts, net.
(2)

Based on a number of factors, we determined that we were the primary beneficiary of one K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, income and expenses in our consolidated financial statements.

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2013, 2012 and 2011, respectively (amounts in thousands):

Level 3 Liabilities:

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$5,319,573	$—	$—
Total gains (realized/unrealized)
Included in earnings (1)	(521,416)	152,440	—
Included in other comprehensive income	—	—	—
Purchases	3,146,676	4,077,276	—
Paydowns	(73,813)	(28,034)	—
Transfers (2)	—	1,117,891	—
Balance at the end of period	$7,871,020	$5,319,573	$—

(1)	Amounts included in interest income from multi-family loans held in securitization trusts and unrealized gain on multi-family loans and debt held in securitization trusts, net.
(2)

Based on a number of factors, we determined that we were the primary beneficiary of one K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, income and expenses in our consolidated financial statements.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the years ended December 31, 2013, 2012 and 2011, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Change in unrealized gains (losses) – assets	$(423,949)	$194,363	$—
Change in unrealized gains (losses) – liabilities	455,444	(187,701)	—
Net change in unrealized gains included in earnings for assets and liabilities	$31,495	$6,662	$—

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

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2012, respectively, on the consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential Mortgage loans held in securitization trusts – impaired loans (net)	$	$	$6,591	$6,591	$—	$—	$5,059	$5,059
Real estate owned held in residential securitization trusts			1,108	1,108	—	—	732	732

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2013, 2012 and 2011, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2013	2012	2011

Residential mortgage loans held in securitization trusts – impaired loans (net)	$701	$707	$1,380
Real estate owned held in residential securitization trusts	433	45	87

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

 The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2013 and 2012, respectively, (dollar amounts in thousands):

		December 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$31,798	$31,798	$31,777	$31,777
Investment securities available for sale	Level 2	912,443	912,443	1,034,711	1,034,711
Investment securities available for sale, at fair value held in securitization trusts	Level 3	92,578	92,578	71,159	71,159
Residential mortgage loans held in securitization trusts (net)	Level 3	163,237	152,104	187,229	165,919
Distressed residential mortgage loans (net) (1)	Level 3	264,434	254,543	60,459	60,459
Multi-family loans held in securitization trusts	Level 3	8,111,022	8,111,022	5,442,906	5,442,906
Derivative assets	Level 1 or 2	197,590	197,590	246,129	246,129
Mortgage loans held for sale (net) (2)	Level 3	2,496	2,595	2,837	2,837
First mortgage loans (2)	Level 3	8,249	8,318	1,755	1,775
Mezzanine loan and equity investments (2)	Level 3	21,568	21,812	3,522	3,522

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$791,125	$791,125	$889,134	$889,134
Residential collateralized debt obligations	Level 3	158,410	151,910	180,979	160,506
Multi-family collateralized debt obligations	Level 3	7,871,020	7,871,020	5,319,573	5,319,573
Securitized debt	Level 3	304,964	311,535	117,591	118,402
Derivative liabilities	Level 1 or 2	1,432	1,432	5,542	5,542
Payable for securities purchased	Level 1	191,592	191,592	245,931	245,931
Subordinated debentures	Level 3	45,000	39,310	45,000	34,108

(1)

Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $254.7 million and $60.5 million at December 31, 2013 and December 31, 2012, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $9.7 million are included in receivables and other assets in the accompanying consolidated balance sheets at December 31, 2013.

(2)	Included in receivables and other assets in the accompanying consolidated balance sheets.

In addition to the methodology to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis and non-recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments in the table immediately above:

a.	Cash and cash equivalents – Estimated fair value approximates the carrying value of such assets.

b.

Residential mortgage loans held in securitization trusts (net) – Residential mortgage loans held in the securitization trusts are recorded at amortized cost. Fair value is based on an internal valuation model that considers the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

c.

Distressed residential mortgage loans (net) – Fair value is estimated using pricing models taking into consideration current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices and property values, prepayment speeds, default, loss severities, and actual purchases and sales of similar loans.

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

e.

First mortgage loan and mezzanine loan and equity investments – Estimated fair value is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying contractual cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment.

f.	Financing arrangements – The fair value of these financing arrangements approximates cost as they are short term in nature.

g.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

h.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

i.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

j.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

14.               Stockholders’ Equity

(a)	Dividends on Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 3,000,000 shares issued and outstanding as of December 31, 2013. There was no preferred stock outstanding at December 31, 2012. During the year ended December 31, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, 3,450,000 shares authorized, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses.   The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) designating the Series B Preferred Stock until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock.

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

From the time of original issuance of the Series B Preferred Stock through December 31, 2013, the Company has declared and paid all required quarterly dividends on such stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock from issuance through December 31, 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 18, 2013	July 1, 2013	July 15, 2013	$0.220660
September 12, 2013	October 1, 2013	October 15, 2013	$0.484375
December 10, 2013	January 1, 2014	January 15, 2014	$0.484375

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2011 and ended December 31, 2013:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2013	December 10, 2013	December 20, 2013	January 27, 2014	$0.27
Third Quarter 2013	September 12, 2013	September 23, 2013	October 25, 2013	0.27
Second Quarter 2013	June 18, 2013	June 28, 2013	July 25, 2013	0.27
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	0.27
Fourth Quarter 2012	December 14, 2012	December 24, 2012	January 25, 2013	0.27
Third Quarter 2012	September 18, 2012	September 28, 2012	October 25, 2012	0.27
Second Quarter 2012	June 15, 2012	June 25, 2012	July 25, 2012	0.27
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	0.25
Fourth Quarter 2011	December 15, 2011	December 27, 2011	January 25, 2012	0.35	(1)
Third Quarter 2011	September 20, 2011	September 30, 2011	October 25, 2011	0.25
Second Quarter 2011	May 31, 2011	June 10, 2011	June 27, 2011	0.22
First Quarter 2011	March 18, 2011	March 31, 2011	April 26, 2011	0.18

(1)	Includes a $0.10 per share special dividend.

 During 2013, dividends for our common stock were $1.08 per share. For tax reporting purposes, the 2013 dividends were classified as ordinary income and return of capital in the amounts of $0.81 and $0.27, respectively per share. During 2012, dividends for our common stock were $1.06 per share. For tax reporting purposes, the 2012 dividends were classified as ordinary income and return of capital in the amounts of $0.92 and $0.14, respectively per share. During 2011, dividends for our common stock were $1.00 per share. For tax reporting purposes, the dividends were classified as ordinary income.

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the three years ended December 31, 2013:

Share Issue Date	Shares Issued	Net Proceeds (1)
(Amounts in Thousands)
May 3, 2013	13,600	$94,434
October 9, 2012	15,525	$104,144
September 4, 2012	1,500	$9,765
August 21, 2012	10,000	$64,892
July 17, 2012	5,175	$33,150
May 31, 2012	3,163	$20,031
December 16, 2011	360	$2,360
December 6, 2011	2,400	$15,422
July 14, 2011	225	$1,603
July 1, 2011	1,500	$10,325

(1)	Proceeds are net of underwriting costs and offering expenses paid by the Company.

(d)	Equity Distribution Agreement

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) as the placement agent, pursuant to which we may sell up to $25,000,000 worth of shares of our common stock from time to time through JMP. We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. As of December 31, 2013, we have issued 827,313 shares under the equity distribution agreement resulting in total net proceeds to the Company of $5.8 million, after deducting the placement fees.

15.               Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the years ended December 31, 2013, 2012 and 2011.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to common stockholders – Basic	$65,387	$28,279	$4,776
Net income from continuing operations	65,387	28,265	4,713
Net income from discontinued operations (net of tax)	—	14	63
Net income attributable to common stockholders– Dilutive	65,387	28,279	4,776
Net income from continuing operations	65,387	27,265	4,713
Net income from discontinued operations (net of tax)	$—	$14	$63
Denominator:
Weighted average basic and dilutive shares outstanding	59,102	26,067	10,495
EPS:
Basic EPS	$1.11	$1.08	$0.46
Basic EPS from continuing operations	1.11	1.08	0.45
Basic EPS from discontinued operations (net of tax)	—	—	0.01
Dilutive EPS	$1.11	$1.08	$0.46
Dilutive EPS from continuing operations	1.11	1.08	0.45
Dilutive EPS from discontinued operations (net of tax)	—	—	0.01

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

Of the common stock authorized at December 31, 2013 and 2012, 995,029 shares and 1,094,414 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. At December 31, 2013 and 2012, there were 94,873 and 31,580 shares of unvested restricted stock outstanding under the 2010 Plan. The Company’s directors have been issued 83,311 and 59,311 shares under the 2010 Plan as of December 31, 2013 and 2012, respectively. The Company’s officers have been issued 111,660 and 36,275 shares under the 2010 Plan as of December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized non-cash compensation expense of $0.2 million, $0.1 million and $0.1 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the years ended December 31, 2013, 2012 and 2011.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the years ended December 31, 2013, 2012 and 2011, respectively, is presented below:

	2013		2012		2011
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	31,580	$6.58	14,084	$7.10	28,999	$5.43
Granted	75,385	7.13	22,191	6.36	14,084	7.10
Forfeited	—	—	—	—	—	—
Vested	(12,092)	6.65	(4,695)	7.10	(28,999)	5.43
Non-vested shares as of December 31	94,873	$7.01	31,580	$6.58	14,084	$7.10
Weighted-average restricted stock granted during the period	75,385	$7.13	22,191	$6.36	14,084	$7.10

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At each of December 31, 2013 and 2012, the Company had unrecognized compensation expense of $0.4 million and $0.1 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at December 31, 2013 is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted shares vested during the years ended December 31, 2013, 2012 and 2011 was $86,000, $33,000 and $0.2 million, respectively. The requisite service period for restricted shares at issuance is three years.

17.               Income Taxes

At December 31, 2013, one of the Company’s wholly owned TRSs had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain “built in gains” on its CLOs. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a NOL carryforward to offset its taxable income becomes limited to a certain amount per year. In 2013, the Company, through its wholly owned TRSs, incurred net operating losses in the aggregate amount of approximately $2.5 million. The Company’s carryforward net operating losses will expire by 2033 if they are not offset by future taxable income. Additionally, during 2013, the Company, through one of its wholly owned TRSs, also incurred approximately $3.5 million in capital losses. The Company’s carryforward capital losses will expire by 2018 if they are not offset by future capital gains. The Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2013 as management does not believe that it is more likely than not that the net deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2010. The Company has assessed its tax positions for all open years, which includes 2010 to 2013 and concluded that there are no material uncertainties to be recognized.

During the years ended December 31, 2013, 2012 and 2011, the Company’s TRSs recorded approximately $0.7 million, $0.9 million, and $0.4 million, respectively of income tax expense. The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences.

A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2013, 2012 and 2011, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2013		2012		2011
Provision at statutory rate	$24,393	35.0%	$10,190	35.0%	$1,857	35.0%
Non-taxable REIT income	(26,215)	(37.6)	(9,774)	(33.6)	(1,088)	(20.5)
State and local tax provision	348	0.5	129	0.4	239	4.5
Other	(853)	(1.2)	331	1.1	(1,810)	(34.1)
Valuation allowance	3,066	4.4	56	0.2	1,235	23.3
Total provision	$739	1.1%	$932	3.1%	$433	8.2%

The income tax provision for the years ended December 31, 2013, 2012 and 2011 is comprised of the following components (dollar amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Current income tax expense	$739	$932	$433
Deferred income tax expense	—	—	—
Total provision	$739	$932	$433

The gross deferred tax asset at December 31, 2013 and 2012 is $30.3 million and $27.2 million, respectively. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2013 and 2012 are as follows (dollar amounts in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforward	$28,250	$27,078
Net capital loss carryforward	1,594	—
GAAP/Tax basis differences	489	135
Total deferred tax assets (1)	30,333	27,213

Deferred tax liabilities
Deferred tax liabilities	55	—
Total deferred tax liabilities (2)	55	—

Valuation allowance	(30,278)	(27,213)
Total net deferred tax asset	$—	$—

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.
(2)	Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

18.            Related Party Transactions

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

As of December 31, 2013 and December 31, 2012, the Company owned a 20% and 15% membership interest, respectively, in RiverBanc. For the year ended December 31, 2013, the Company recognized $0.3 million in income related to its investment in RiverBanc.

For the years ended December 31, 2013, 2012 and 2011, the Company expensed $3.4 million, $0.9 million and $0.1 million in fees to RiverBanc, respectively. As of December 31, 2013 and December 31, 2012, the Company had management fees payable to RiverBanc of $1.0 million and $0.1 million, respectively, included in accrued expenses and other liabilities.

Accounting Outsourcing Agreement

The Company entered into an outsourcing agreement with Real Estate Systems Implementation Group, LLC (“RESIG”) effective May 1, 2010, pursuant to which RESIG, among other things, (a) performs day-to-day accounting services for the Company and (b) effective October 4, 2010, provided a Chief Financial Officer to the Company. During the years ended December 31, 2013, 2012 and 2011, respectively, RESIG earned $0.7 million, $0.7 million and $0.5 million in fees. As of December 31, 2013 and 2012, the Company had fees payable to RESIG in the amount of approximately $0.1 million and $0.1 million, respectively, included in accrued expenses and other liabilities.

Termination of Advisory Agreement

On December 30, 2011, the Company and Harvest Capital Strategies LLC (“HCS”) agreed to terminate the HCS Advisory Agreement effective on December 31, 2011, with HCS agreeing to waive the 180-day advance notice requirement provided in the HCS Advisory Agreement. In addition, the Company and HCS agreed that, in consideration of the termination of the HCS Advisory Agreement, the Company would pay to HCS a termination fee equal to $2,235,000 (the “Agreed Fee”), which fee is the sum of (a) the termination fee provided in the HCS Advisory Agreement and (b) $500,000, which represents the fees that otherwise would have been payable through the end of the term of the HCS Advisory Agreement. The Agreed Fee was paid to HCS by the Company in three separate installments with the first installment of $1,735,000 paid on December 30, 2011, and the final two installments of $250,000 was paid on May 9, 2012.

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

19.               Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (dollar amounts in thousands, except per share data):

	Three Months Ended
	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013
Interest income	$59,129	$68,816	$77,024	$86,758
Interest expense	46,145	54,917	61,532	68,584
Net interest income	12,984	13,899	15,492	18,174
Other Income:
Provision for loan losses	(283)	(384)	(238)	(357)
Impairment loss on investment securities	—	—	(225)	—
Realized gain (loss) on investment securities and related hedges, net	(3,162)	(8,490)	3,319	(2,386)
Realized gain on distressed residential mortgage loans	136	435	486	543
Unrealized (loss) gain on investment securities and related hedges, net	2,456	2,057	(1,498)	2,449
Unrealized gain on multi-family loans and debt held in securitization trusts, net	7,051	8,981	6,338	9,125
Other Income (loss)	268	235	5	2,201
Total other income	6,466	2,834	8,187	11,575
General, administrative and other expenses	3,936	4,644	5,082	6,255
Income from operations before income taxes	15,514	12,089	18,597	23,494
Income tax expense	131	189	211	208
Net income	15,383	11,900	18,386	23,286
Preferred Stock Dividends	—	(662)	(1,453)	(1,453)
Net income attributable to common stockholders	$15,383	$11,238	$16,933	$21,833
Per share basic income	$0.31	$0.19	$0.27	$0.34
Per share diluted income	$0.31	$0.19	$0.27	$0.34
Dividends declared per common share	$0.27	$0.27	$0.27	$0.27
Weighted average shares outstanding-basic	49,611	58,959	63,755	63,875
Weighted average shares outstanding-diluted	49,611	58,959	63,755	63,875

	Three Months Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
Interest income	$19,091	$24,991	$43,837	$49,429
Interest expense	12,884	19,150	35,748	38,144
Net interest income	6,207	5,841	8,089	11,285
Other Income:
Provision for loan losses	(230)	(59)	(247)	(230)
Realized gain (loss) on investment securities and related hedges, net	1,057	(456)	5,037	630
Realized gain on distressed residential mortgage loans held in securitization trusts	—	—	—	85
Unrealized (loss) gain on investment securities and related hedges, net	(872)	171	(1,875)	(1,371)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	2,023	2,204	762	1,673
Other Income (loss)	375	358	(65)	135
Total other income	2,353	2,218	3,612	922
General, administrative and other expenses	2,661	2,645	3,189	2,932
Income from continuing operations before income taxes	5,899	5,414	8,512	9,275
Income tax expense (benefit)	—	467	598	(133)
Income from continuing operations	5,899	4,947	7,914	9,408
(Loss) income from discontinued operation - net of tax	(9)	42	(1)	(18)
Net income	5,890	4,989	7,913	9,390
Net income (loss) attributable to noncontrolling interest	51	(148)	—	—
Net income attributable to common stockholders	$5,839	$5,137	$7,913	$9,390
Per share basic income	$0.42	$0.34	$0.30	$0.19
Per share diluted income	$0.42	$0.34	$0.30	$0.19
Dividends declared per common share	$0.25	$0.27	$0.27	$0.27
Weighted average shares outstanding-basic	13,998	15,262	26,541	48,219
Weighted average shares outstanding-diluted	13,998	15,262	26,541	48,219

20.              Subsequent Events

On January 10, 2014, we closed on the issuance of 11,500,000 shares of common stock to the underwriters (including the 1,500,000 shares issuable pursuant to the option granted to the underwriters), resulting in net proceeds to the Company of approximately $75.8 million, after deducting estimated offering expenses.

In January 2014, the Company sold a pool of distressed residential mortgage loans with a carrying value of approximately $29.4 million for aggregate proceeds of approximately $36.9 million. This resulted in approximately $7.5 million net realized gain, before income taxes, to the Company.

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.11 through 10.15.

Exhibit	Description
3.1	Articles of Amendment and Restatement of New York Mortgage Trust, Inc. (as amended)*

3.2	Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2011).

3.3	Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed on May 31, 2013).

4.1

Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

4.2	Form of certificate representing the Series B Cumulative Redeemable Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A filed on May 31, 2013).

4.3(a)

Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated December 1, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2005).

4.3(b)

Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated December 1, 2005. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2005).

4.4(a)

Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012 (File No. 001-32216)).

4.4(b)

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

10.3

First Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated March 9, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 12, 2012 (File No. 001-32216)).

10.4

Management Agreement, by and between RB Commercial Mortgage LLC and RiverBanc LLC, dated as of April 5, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2011 (File No. 001-32216)).

10.5

Amended and Restated Management Agreement, by and between RB Commercial Mortgage LLC, New York Mortgage Trust, Inc. and RiverBanc, LLC, dated as of March 13, 2013. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-32216)).

10.6

Underwriting Agreement among New York Mortgage Trust, Inc. and the several underwriters listed therein, dated as of May 25, 2012 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 31, 2012 (File No. 001-32216)).

10.7

Equity Distribution Agreement, dated June 11, 2012, by and between New York Mortgage Trust, Inc. and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2012 (File No. 001-32216)).

10.8

Underwriting Agreement, dated as of July 12, 2012, between New York Mortgage Trust, Inc. and Ladenburg Thalmann & Co., Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 17, 2012 (File No. 001-32216)).

10.9

Underwriting Agreement, dated August 16, 2012, by and between New York Mortgage Trust, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed August 21, 2012 (File No. 001-32216)).

10.10

Underwriting Agreement, dated as of October 3, 2012, between the Company and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed October 9, 2012 (File No. 001-32216)).

10.11

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

10.13

Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009 (File No. 001-32216)).

10.14

Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009 (File No. 001-32216)).

10.15

Amended and Restated Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma dated as of November 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2011 (File No. 001-32216)).

10.16	Underwriting Agreement, by and among New York Mortgage Trust, Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, dated as of April 29, 2013. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013 (File No. 001-32216)).

10.17	Underwriting Agreement, dated May 28, 2013, by and among New York Mortgage Trust, Inc., Citigroup Global Markets Inc. and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May, 31, 2013 (File No. 001-32216)).

10.18	Underwriting Agreement, dated as of January 7, 2014, by and among the Company, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 10, 2014 (File No. 001-32216)).

12.1	Statement re: Computation of Ratios.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Financial Officer.*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.**

101.INS	XBRL Instance Document ***

101.SCH	Taxonomy Extension Schema Document ***

101.CAL	Taxonomy Extension Calculation Linkbase Document ***

101.DEF	Taxonomy Extension Definition Linkbase Document ***

101.LAB	Taxonomy Extension Label Linkbase Document ***

101.PRE	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.