Form 10-Q
period 2014-03-31
NEW YORK MORTGAGE TRUST INC
filed 2014-05-08
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 1, 2014 was 90,656,546.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information	2
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures about Market Risk	63
Item 4. Controls and Procedures	67
PART II. OTHER INFORMATION
Item 1A. Risk Factors	67
Item 6. Exhibits	67
SIGNATURES	68

 PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)

Investment securities, available for sale, at fair value (including pledged securities of $828,941 and $853,223, respectively)	$911,324	$912,443
Investment securities, available for sale, at fair value held in securitization trusts	96,124	92,578
Residential mortgage loans held in securitization trusts (net)	159,512	163,237
Distressed residential mortgage loans held in securitization trusts (net)	229,215	254,721
Multi-family loans held in securitization trusts, at fair value	8,221,642	8,111,022
Derivative assets	201,579	197,590
Cash and cash equivalents	76,508	31,798
Receivables and other assets	176,060	135,286
Total Assets (1)	$10,071,964	$9,898,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$767,827	$791,125
Residential collateralized debt obligations	154,456	158,410
Multi-family collateralized debt obligations, at fair value	7,975,421	7,871,020
Securitized debt	298,200	304,964
Derivative liabilities	706	1,432
Payable for securities purchased	204,840	191,592
Accrued expenses and other liabilities (including $689 and $951 to related parties, respectively)	59,672	54,466
Subordinated debentures	45,000	45,000
Total liabilities (1)	9,506,122	9,418,009

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 3,450,000 shares authorized, 3,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013.	72,397	72,397
Common stock, $0.01 par value, 400,000,000 shares authorized, 75,706,546 and 64,102,029 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	757	641
Additional paid-in capital	480,477	404,555
Accumulated other comprehensive income	11,394	3,073
Retained earnings	817	-
Total stockholders' equity	565,842	480,666
Total Liabilities and Stockholders' Equity	$10,071,964	$9,898,675

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2014 and December 31, 2013, assets of consolidated VIEs totaled $8,777,783 and $8,665,829, respectively, and the liabilities of consolidated VIEs totaled $8,462,489 and $8,365,345, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the  consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

INTEREST INCOME:
Investment securities and other	$14,964	$11,065
Multi-family loans held in securitization trusts	74,944	45,319
Distressed residential mortgage loans	4,343	1,439
Residential mortgage loans held in securitization trusts	987	1,306
Total interest income	95,238	59,129

INTEREST EXPENSE:
Investment securities and other	1,470	1,629
Multi-family collateralized debt obligations	68,747	41,659
Residential collateralized debt obligations	235	298
Securitized debt	4,502	2,092
Subordinated debentures	459	467
Total interest expense	75,413	46,145

NET INTEREST INCOME	19,825	12,984

OTHER INCOME (EXPENSE):
Provision for loan losses	(489)	(283)
Realized gain (loss) on investment securities and related hedges, net	2,039	(3,162)
Realized gain on distressed residential mortgage loans	8,225	136
Unrealized (loss) gain on investment securities and related hedges, net	(1,736)	2,456
Unrealized gain on multi-family loans and debt held in securitization trusts, net	4,926	7,051
Other income (including $142 and $19 from related parties, respectively)	510	268
Total other income	13,475	6,466

Base management and incentive fees (including $1,090 and $667 to related parties, respectively)	3,778	1,555
Expenses related to distressed residential mortgage loans	1,212	432
Other general and administrative expenses (including $80 and $207 to related parties, respectively)	2,569	1,949
Total general, administrative and other expenses	7,559	3,936

INCOME FROM OPERATIONS BEFORE INCOME TAXES	25,741	15,514
Income tax expense	3,030	131
NET INCOME	22,711	15,383
Preferred stock dividends	1,453	-
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,258	$15,383

Basic income per common share	$0.29	$0.31
Diluted income per common share	$0.29	$0.31
Dividends declared per common share	$0.27	$0.27
Weighted average shares outstanding-basic	74,505	49,611
Weighted average shares outstanding-diluted	74,505	49,611

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,258	$15,383

OTHER COMPREHENSIVE INCOME

Increase in net unrealized gain on available for sale securities	8,450	192
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(129)	684

OTHER COMPREHENSIVE INCOME	8,321	876

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,579	$16,259

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Dollar amounts in thousands)

 (unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	$641	$72,397	$404,555	$-	$3,073	$480,666
Net income	-	-	-	22,711	-	22,711
Stock issuance, net	116	-	75,922		-	76,038
Dividends declared	-	-		(21,894)	-	(21,894)
Increase in net unrealized gain on available for sale securities	-	-	-	-	8,450	8,450
Decrease in fair value of derivative instruments utilized for cash flow hedges	-	-	-	-	(129)	(129)
Balance, March 31, 2014	$757	$72,397	$480,477	$817	$11,394	$565,842

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$22,711	$15,383
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	(1,316)	3,738
Realized (gain) loss on investment securities and related hedges, net	(2,039)	3,162
Realized gain on distressed residential mortgage loans	(8,225)	(136)
Unrealized loss (gain) on investment securities and related hedges, net	1,736	(2,456)
Unrealized gain on loans and debt held in multi-family securitization trusts	(4,926)	(7,051)
Net decrease in loans held for sale	14	331
Provision for loan losses	489	283
Income from investments in limited partnerships and limited liability companies	(528)	-
Distributions of income from investments in limited partnership and limited liability companies	289	-
Amortization of stock based compensation, net	208	160
Changes in operating assets and liabilities:
Receivables and other assets	188	(2,957)
Accrued expenses and other liabilities and accrued expenses, related parties	1,981	1,429
Net cash provided by operating activities	10,582	11,886

Cash Flows from Investing Activities:
Restricted cash	(34,734)	3,032
Proceeds from sales of investment securities	-	1,254
Purchases of investment securities	(12,486)	(46,753)
Return of capital from investments in limited partnerships and limited liability companies	-	136
Purchases of other assets	(77)	(34)
Funding of mezzanine loan and preferred equity investments	(6,930)	(1,958)
Proceeds from mortgage loans held for investment	-	9
Net payments on other derivative instruments settled during the period	2,171	3,554
Principal repayments received on residential mortgage loans held in securitization trusts	3,985	6,277
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	42,766	1,197
Principal repayments received on multi-family loans held in securitization trusts	16,592	13,023
Principal paydowns on investment securities - available for sale	21,335	33,330
Purchases of distressed residential mortgage loans	(4,780)	-
Net cash provided by investing activities	27,842	13,067

Cash Flows from Financing Activities:
Payments of financing arrangements	(23,298)	(10,310)
Common stock issuance	76,015	2,338
Costs associated with common stock issued	(185)	(2)
Dividends paid on common stock	(17,295)	(13,384)
Dividends paid on preferred stock	(1,453)	-
Payments made on residential collateralized debt obligations	(3,968)	(6,386)
Payments made on multi-family collateralized debt obligations	(16,592)	(13,019)
Payments made on securitized debt	(6,938)	(79)
Net cash provided by (used in) financing activities	6,286	(40,842)
Net Increase in Cash and Cash Equivalents	44,710	(15,889)
Cash and Cash Equivalents - Beginning of Period	31,798	31,777
Cash and Cash Equivalents - End of Period	$76,508	$15,888

Supplemental Disclosure:
Cash paid for interest	$87,692	$56,720
Cash paid for income taxes	$1,026	$196

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$204,840	$241,584

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$20,441	$13,491
Dividends declared on preferred stock to be paid in subsequent period	$1,453	$-
Common stock subscribed included in receivable and other assets	$-	$1,178

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

1.                Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” the “Company,” “we,” “our” and “us”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments in mortgage-related and financial assets, including multi-family CMBS, direct financing to owners of multi-family properties through mezzanine loans and preferred equity investments, residential mortgage loans, including loans sourced from distressed markets, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans.

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

 Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements.  The accompanying condensed consolidated balance sheet as of March 31, 2014, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, the accompanying condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2014 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CLOs.  The Company has elected the fair value option for its Agency IOs, which measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations. The fair value option was elected for Agency IOs to mitigate earnings volatility by better matching the accounting for these investment securities with the related derivative instruments which are not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the accompanying condensed consolidated statements of operations within the Agency IO portfolio.

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

The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary” by applying the guidance prescribed in ASC Topic 320-10. When the fair value of an investment security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired.  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying condensed consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment as well the Company’s estimates of the future performance and cash flow projections. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

In determining the other-than temporary impairment related to credit losses for securities that are not of high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities and delinquency rates.

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

Residential Mortgage Loans Held in Securitization Trusts – Residential mortgage loans held in securitization trusts are comprised of certain ARM loans transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.  Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. As of March 31, 2014, there were 27 loans on a nonaccrual basis with an unpaid principal balance of approximately $5.5 million. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Acquired Distressed Residential Mortgage Loans – Distressed residential mortgage loans held in securitization trusts are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount (that is due, in part, to the credit quality of the borrower). Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements.

The Company considers the purchase price for the acquired distressed residential mortgage loans to be at fair value at the date of acquisition. These acquired distressed residential mortgage loans were initially recorded at fair value with no allowance for loan losses.

Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance. The Company applied pool accounting on distressed residential mortgage loans acquired starting January 1, 2013; distressed residential mortgage loans acquired prior to 2013 are accounted for individually (i.e., not in pools).

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

The Company monitors actual cash collections against its expectations, and revised cash flow estimates are prepared as necessary. These estimates incorporate assumptions regarding default rates, loss severities, value of the underlying real estate securing the loans, the amounts and timing of prepayments and other factors that reflect then-current market conditions.  A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable. The impact of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of March 31, 2014 and December 31, 2013. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying condensed consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

Mezzanine Loan and Preferred Equity Investments – The Company invests in mezzanine loans and preferred equity of entities that have significant real estate assets. The mezzanine loan is secured by a pledge of the borrower’s equity ownership in the property. Unlike a mortgage, this loan does not represent a lien on the property. Therefore, it is always junior and subordinate to any first-lien as well as second liens, if applicable, on the property.  These loans are senior to any preferred equity or common equity interests.  Purchasers of mezzanine loans benefit from a right to foreclose on the ownership equity in a more efficient manner than senior mortgage debt.

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

Mezzanine loans and preferred equity investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting. See “Investment in Limited Partnership and Limited Liability Companies” for a description of our accounting policy for Investments in Limited Partnerships and Limited Liability Companies. The mezzanine loans and preferred equity investments are included in receivables and other assets.

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

Receivables and Other Assets – Receivables and other assets as of March 31, 2014 and December 31, 2013 include restricted cash held by third parties of $78.8 million and $44.1 million, respectively.  Included in restricted cash is $38.7 million and $30.4 million held in our Agency IO portfolio to be used for trading purposes and $12.5 million and $10.2 million held by counterparties as collateral for hedging instruments as of March 31, 2014 and December 31, 2013, respectively. Also included in receivables and other assets is $27.4 million and $3.3 million in restricted cash held in trust relating to our securitized debt transactions as of March 31, 2014 and December 31, 2013, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $30.2 million and $30.2 million as of March 31, 2014 and December 31, 2013, respectively.

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

Securitized Debt – Securitized Debt represents third-party liabilities of Consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated on consolidation. The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the special purpose entities (the “SPEs”) that were created to facilitate the transactions and to which underlying assets in connection with the financing were transferred. The Company engaged in these transactions primarily to obtain permanent or longer term financing on a portion of its multi-family CMBS and acquired distressed residential mortgage loans.

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $3.7 million and $4.1 million as of March 31, 2014 and December 31, 2013, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Manager Compensation - We are a party to separate investment management agreements with Headlands Asset Management LLC (“Headlands”), The Midway Group, LP (“Midway”) and RiverBanc, LLC (“RiverBanc”), with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, Midway providing investment management services with respect to our investments in Agency IOs, and RiverBanc providing investment management services with respect to our investments in multifamily CMBS and certain commercial real estate related debt investments. These investment management agreements provide for the payment to our investment managers of a management fee, incentive fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the three months ended March 31, 2014 and 2013.

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

Summary of Recent Accounting Pronouncements

Liabilities (ASC 405)

In April 2013, the FASB issued Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 became effective for the Company beginning January 1, 2014. The adoption of ASU 2013-04 did not have an effect on the Company's consolidated financial statements.

Income taxes (ASC 740)

In November 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU No. 2013-11 provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. ASU 2013-11 became effective for the Company beginning January 1, 2014.  The adoption of ASU 2013-11 did not have an impact on the Company's consolidated financial statements.

 Receivables (ASC 310)

In April 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”). The amendments of this ASU are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. In addition, the amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not expect the adoption of ASU 2014-04 to have a significant effect on our financial condition, results of operations and disclosures.

3.                 Investment Securities Available For Sale

Investment securities available for sale consist of the following as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	March 31, 2014				December 31, 2013
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Agency RMBS:
Agency ARMs
Freddie Mac	$65,741	$42	$(1,678)	$64,105	$67,121	$37	$(2,101)	$65,057
Fannie Mae	126,756	56	(2,737)	124,075	130,487	58	(3,128)	127,417
Ginnie Mae	15,783	—	(217)	15,566	17,049	—	(201)	16,848
Total Agency ARMs	208,280	98	(4,632)	203,746	214,657	95	(5,430)	209,322

Agency Fixed Rate
Freddie Mac	42,570	—	(1,289)	41,281	43,920	—	(1,714)	42,206
Fannie Mae	503,771	—	(19,421)	484,350	518,598	—	(24,861)	493,737
Total Agency Fixed Rate	546,341	—	(20,710)	525,631	562,518	—	(26,575)	535,943

Agency IOs (1)
Freddie Mac	41,757	349	(4,818)	37,288	43,468	252	(5,187)	38,533
Fannie Mae	63,031	1,665	(4,459)	60,237	60,813	1,300	(5,007)	57,106
Ginnie Mae	49,597	539	(2,683)	47,453	37,660	706	(2,396)	35,970
Total Agency IOs	154,385	2,553	(11,960)	144,978	141,941	2,258	(12,590)	131,609

Total Agency RMBS	909,006	2,651	(37,302)	874,355	919,116	2,353	(44,595)	876,874
Non-Agency RMBS	2,355	122	(203)	2,274	2,413	136	(188)	2,361
CLOs	20,072	14,623	—	34,695	18,478	14,730	—	33,208
Total investment securities available for sale	$931,433	$17,396	$(37,505)	$911,324	$940,007	$17,219	$(44,783)	$912,443

CMBS (2)	$75,940	$20,184	$—	$96,124	$74,314	$18,264	$—	$92,578
Total investment securities available for sale held in securitization trusts	$75,940	$20,184	$—	$96,124	$74,314	$18,264	$—	$92,578

 (1) Included in investment securities available for sale are Agency IOs. Agency IOs are measured at fair value through earnings.

 (2) CMBS investments have contractual maturities within 0 to 10 years.

During the three months ended March 31, 2013, the Company received total proceeds of approximately $1.3 million realizing approximately $0.1 million of net losses from the sale of investment securities available for sale. There were no sales of investment securities available for sale during the three months ended March 31, 2014.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. Investment securities available for sale amounting to $42.9 million have contractual maturities within 0 to 10 years, approximately $525.1 million have contractual maturities within ten to twenty years and $343.3 million have contractual maturities within twenty to thirty years. As of March 31, 2014 and December 31, 2013, based on management’s estimates using three month historical CPR, the weighted average life of the Company’s available for sale securities portfolio was approximately 6.63 and 7.03 years, respectively.

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at March 31, 2014 and December 31, 2013 at carrying value (dollar amounts in thousands):

	March 31, 2014				December 31, 2013
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$104,586	$9,940	$759,829	$874,355	$97,385	$14,823	$764,666	$876,874
Non-Agency RMBS	1,961	313	—	2,274	2,361	—	—	2,361
CLOs	34,695	—	—	34,695	33,208	—	—	33,208
Total investment securities available for sale	$141,242	$10,253	$759,829	$911,324	$132,954	$14,823	$764,666	$912,443

CMBS	$29,245	$—	$66,879	$96,124	$28,232	$—	$64,346	$92,578
Total investment securities available for sale held in securitization trusts	$29,245	$—	$66,879	$96,124	$28,232	$—	$64,346	$92,578

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

March 31, 2014	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$236,958	$(6,331)	$479,650	$(19,012)	$716,608	$(25,343)
Non-Agency RMBS	—	—	1,060	(203)	1,060	(203)
Total investment securities available for sale	$236,958	$(6,331)	$480,710	$(19,215)	$717,668	$(25,546)

December 31, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$332,519	$(11,423)	$398,325	$(20,582)	$730,844	$(32,005)
Non-Agency RMBS	—	—	1,104	(188)	1,104	(188)
Total investment securities available for sale	$332,519	$(11,423)	$399,429	$(20,770)	$731,948	$(32,193)

 For the three months ended March 31, 2014 and 2013, the Company recognized no other-than-temporary impairment through earnings.

4.                 Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	March 31, 2014	December 31, 2013
Unpaid principal balance	$161,337	$165,173
Deferred origination costs – net	1,023	1,053
Reserve for loan losses	(2,848)	(2,989)
Total	$159,512	$163,237

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the three months ended March 31, 2014 and 2013, respectively (dollar amounts in thousands):

	Three months Ended March 31,
	2014	2013
Balance at beginning of period	$2,989	$2,978
Provisions for loan losses	16	280
Transfer to real estate owned	(157)	(53)
Charge-offs	—	—
Balance at the end of period	$2,848	$3,205

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of March 31, 2014 was $2.8 million, representing 176 basis points of the outstanding principal balance of residential loans held in securitization trusts as of March 31, 2014, as compared to 181 basis points as of December 31, 2013. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the three months ended March 31, 2014 and 2013, respectively (dollar amounts in thousands):

	Three months Ended March 31,
	2014	2013
Balance at beginning of period	$1,108	$732
Write downs	(22)	(3)
Transfer from mortgage loans held in securitization trusts	55	18
Disposal	(361)	(96)
Balance at the end of period	$780	$651

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of March 31, 2014 and December 31, 2013, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $6.4 million and $6.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of March 31, 2014, we had 38 delinquent loans with an aggregate principal amount outstanding of approximately $19.2 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $19.2 million in delinquent loans, $9.4 million, or 49%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of March 31, 2014 (dollar amounts in thousands):

March 31, 2014

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	-	60	5	$1,466	0.90%
61	-	90	1	$189	0.12%
90	+		32	$17,582	10.77%
Real estate owned through foreclosure			4	$1,397	0.86%

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

December 31, 2013

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	-	60	3	$601	0.36%
61	-	90	1	$239	0.14%
90	+		30	$18,036	10.76%
Real estate owned through foreclosure			5	$2,381	1.42%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
New York	36.1%	35.9%
Massachusetts	24.9%	24.6%
New Jersey	10.4%	10.4%
Florida	5.9%	5.8%
Connecticut	5.7%	5.6%

5.                Distressed Residential Mortgage Loans

As of March 31, 2014 and December 31, 2013, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts amounts to approximately $229.2 million and $254.7 million, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $5.2 million are included in receivables and other assets in the accompanying condensed consolidated balance sheet at March 31, 2014.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the three months ended March 31, 2014 (dollar amounts in thousands):

March 31, 2014
Contractually required principal and interest	$11,501
Non-accretable yield	(2,954)
Expected cash flows to be collected	8,547
Accretable yield	(3,768)
Fair value at the date of acquisition	$4,779

There were no acquisitions of distressed residential mortgage loans during the three months ended March 31, 2013.

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the three months ended March 31, 2014 (dollar amounts in thousands):

March 31, 2014
Balance at beginning of period	$171,112
Additions	35,851
Disposals	(44,567)
Accretion	(4,343)
Balance at end of period	$158,053

Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate, of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the three-month period ended March 31, 2014 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts as of March 31, 2014 and December 31, 2013, respectively, are as follows:

	March 31, 2014	December 31, 2013
California	12.7%	14.4%
New York	8.5%	8.1%
Florida	8.3%	8.3%
Texas	6.6%	6.6%
Pennsylvania	5.3%	4.7%
New Jersey	5.1%	4.7%

 The Company’s distressed residential mortgage loans held in securitization trusts are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7).

6.                 Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $249.8 million and $240.0 million at March 31, 2014 and December 31, 2013, respectively (see Note 7).

The condensed consolidated balance sheets of the Consolidated K-Series at March 31, 2014 and December 31, 2013, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	March 31, 2014	December 31, 2013
Assets
Multi-family loans held in securitization trusts	$8,221,642	$8,111,022
Receivables	30,153	30,222
Real estate owned (1)	3,545	—
Total Assets	$8,255,340	$8,141,244

Liabilities and Equity
Multi-family CDOs	$7,975,421	$7,871,020
Accrued expenses	29,697	29,766
Total Liabilities	8,005,118	7,900,786
Equity	250,222	240,458
Total Liabilities and Equity	$8,255,340	$8,141,244

(1)   Included in receivables and other assets on the accompanying condensed consolidated balance sheets.

The multi-family loans held in securitization trusts had unpaid principal balance of approximately $7.9 billion and $8.0 billion at March 31, 2014 and December 31, 2013, respectively. The multi-family CDOs had unpaid principal balance of approximately $7.9 billion and $8.0 billion at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the current weighted average interest rate on these Multi-Family CDOs was 4.16%.

The condensed consolidated statements of operations of the Consolidated K-Series for the three months ended March 31, 2014 and 2013, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
Statements of Operations	2014	2013
Interest income	$74,944	$45,319
Interest expense	68,747	41,659
Net interest income	6,197	3,660
Unrealized gain on multi-family loans and debt held in securitization trusts	4,926	7,051
Net Income	$11,123	$10,711

 The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of March 31, 2014 and December 31, 2013, respectively, are as follows:

	March 31, 2014	December 31, 2013
California	14.1%	14.0%
Texas	13.6%	13.7%
New York	7.3%	7.2%
Florida	6.4%	6.5%
Washington	5.3%	5.3%

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

Assets and Liabilities of consolidated Financing VIEs as of March 31, 2014 (dollar amounts in thousands):

	Financing VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitizations	Total
Investment securities available for sale, at fair value held in securitization trusts	$30,331	$65,793	$—	$—	$96,124
Residential mortgage loans held in securitization trusts (net)	—	—	—	159,512	159,512
Distressed residential mortgage loans held in securitization trusts (net)	—	—	229,215	—	229,215
Multi-family loans held in securitization trusts, at fair value	1,251,736	6,969,906	—	—	8,221,642
Receivables and other assets	5,206	30,814	33,884	1,386	71,290
Total assets	$1,287,273	$7,066,513	$263,099	$160,898	$8,777,783

Residential collateralized debt obligations	$—	$—	$—	$154,456	$154,456
Multi-family collateralized debt obligations, at fair value	1,211,832	6,763,589	—	—	7,975,421
Securitized debt	27,338	107,853	163,009	—	298,200
Accrued expenses and other liabilities	4,626	25,314	4,457	15	34,412
Total liabilities	$1,243,796	$6,896,756	$167,466	$154,471	$8,462,489

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financing (2)	Distressed Residential Mortgage Loan Securitization (3)

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$107,853	$176,970
Principal Amount at March 31, 2014	$34,431	$107,853	$163,009
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Carrying Value at March 31, 2014 (4)	$27,338	$107,853	$163,009
Carrying Value at December 31, 2013 (4)	$27,240	$107,853	$169,871
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25% - 6.50%	4.25% - 4.85%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of March 31, 2014 and December 31, 2013, respectively:

Scheduled Maturity (principal amount)	March 31, 2014	December 31, 2013
(Dollar amount in thousands)
Within 24 months	$90,700	$90,700
Over 24 months to 36 months	180,162	187,024
Over 36 months	34,431	34,507
Total	305,293	312,231
Discount	(7,093)	(7,267)
Carrying value	$298,200	$304,964

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

Unconsolidated VIEs

The Company has evaluated its Multi-family CMBS investments in four Freddie Mac-sponsored K-Series securitizations and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	March 31, 2014			December 31, 2013
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total
Multi-Family CMBS	$96,124	182	$96,306	$92,578	183	$92,761
Mezzanine loan and equity investments	—	34,896	34,896	—	28,058	28,058
Total assets	$96,124	35,078	$131,202	$92,578	28,241	$120,819

Our maximum loss exposure on the Multi-family CMBS investments, mezzanine loan and equity investments is approximately $131.2 million and $120.8 million at March 31, 2014 and December 31, 2013, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
TBA securities (1)	Derivative assets	$198,697	$190,742
U.S. Treasury futures	Derivative assets	181	3,257
Swaptions	Derivative assets	677	1,305
Interest rate swap futures	Derivative assets	112	238
Options on U.S. Treasury futures	Derivative assets	—	7
Eurodollar futures	Derivative liabilities	706	1,432

(1)

Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying condensed consolidated financial statements on a net basis. There was no netting of TBA sales against TBA purchases at March 31, 2014 and December 31, 2013.

 The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2014 and 2013, respectively (dollar amounts in thousands):

	Notional Amount For the Three months Ended March 31, 2014
Derivatives Not Designated as Hedging Instruments	December 31, 2013	Additions	Settlement, Expiration or Exercise	March 31, 2014
TBA securities	$188,000	590,000	(584,000)	194,000
U.S. Treasury futures	(11,900)	36,600	(32,300)	(7,600)
Interest rate swap futures	(242,700)	242,700	(237,200)	(237,200)
Eurodollar futures	(3,360,000)	1,074,000	(984,000)	(3,270,000)
Options on U.S. Treasury futures	40,000	—	(40,000)	—
Swaptions	100,000	—	—	100,000

	Notional Amount For the Three months Ended March 31, 2013
Derivatives Not Designated as Hedging Instruments	December 31, 2012	Additions	Settlement, Expiration or Exercise	March 31, 2013
TBA securities	$234,000	$485,000	$(489,000)	$230,000
U.S. Treasury futures	(172,100)	256,700	(265,200)	(180,600)
Interest rate swap futures	(13,000)	48,100	(69,200)	(34,100)
Eurodollar futures	(2,852,000)	1,000,000	(1,408,000)	(3,260,000)
Options on U.S. Treasury futures	70,000	135,000	(140,000)	65,000
Swaptions	100,000	—	—	100,000

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three months Ended March 31,
	2014		2013
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$3,314	$265	$(1,732)	$(174)
Eurodollar Futures (1)	(1,212)	726	(1,388)	1,428
Swaptions	—	(518)	—	157
U.S. Treasury and Interest rate swap futures and options	(44)	(3,133)	89	(1,384)
Total	$2,058	$(2,660)	$(3,031)	$27

(1)	At March 31, 2014, the Eurodollar futures consist of 3,270 contracts with expiration dates ranging between June 2014 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. At March 31, 2014 and December 31, 2013, our condensed consolidated balance sheets include TBA-related liabilities of $199.2 million and $191.6 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest Rate Swaps	Derivative assets	$1,912	$2,041

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $0.3 million have been netted against the asset position of $2.2 million and contracts in a liability position of $0.3 million have been netted against the asset position of $2.3 million in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013, respectively (dollar amounts in thousands):

	Three months Ended March 31,
Derivatives Designated as Hedging Instruments	2014	2013
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$2,041	$(1,744)
Unrealized gain (loss) on interest rate swaps	(129)	684
Balance at end of the period	$1,912	$(1,060)

The Company estimates that over the next 12 months, approximately $1.7 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three months ended March 31, 2014 and 2013, respectively (dollar amounts in thousands):

	Three months Ended March 31,
	2014	2013
Interest Rate Swaps:
Interest expense-investment securities	$457	$436

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	March 31, 2014		December 31, 2013
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$—	—%	$—	—%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 6 months	—	—	—	—
Over 6 months to 12 months	—	—	—	—
Over 12 months to 24 months	135,000	0.45	135,000	0.45
Over 24 months to 36 months	—	—	—	—
Over 36 months to 48 months	215,000	0.83	215,000	0.83
Over 48 months to 60 months	—	—	—	—
Total	$350,000	0.69%	$350,000	0.69%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of March 31, 2014 and December 31, 2013. The Company had $12.5 million and $10.2 million of restricted cash related to margin posted for its agreements as of March 31, 2014 and December 31, 2013, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.                   Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At March 31, 2014, the Company had repurchase agreements with an outstanding balance of $767.8 million and a weighted average interest rate of 0.44%.  At December 31, 2013, the Company had repurchase agreements with an outstanding balance of $791.1 million and a weighted average interest rate of 0.49%. As of March 31, 2014 and December 31, 2013, the average days to maturity for all repurchase agreements were 38 days and 31 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements at March 31, 2014 and December 31, 2013 amounts to $0.2 million and $0.6 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	March 31, 2014			December 31, 2013
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$191,603	$202,611	$207,145	$197,974	$208,703	$214,039
Agency Fixed Rate	473,536	497,680	517,334	489,953	516,010	541,580
Agency IOs	94,238	113,656	121,844	94,698	113,721	122,878
CLOs	8,450	14,994	9,568	8,500	14,789	8,947
Balance at end of the period	$767,827	$828,941	$855,891	$791,125	$853,223	$887,444

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements at March 31, 2014 and December 31, 2013:

Contractual Maturity	March 31, 2014	December 31, 2013
Within 30 days	$499,231	$509,564
Over 30 days to 90 days	268,596	281,561
Total	$767,827	$791,125

As of March 31, 2014, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.8%.   As of December 31, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.8%.

In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At March 31, 2014 and December 31, 2013, the Company had repurchase agreements with 11 counterparties. As of March 31, 2014 and December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of March 31, 2014, the Company had $76.5 million in cash and $82.4 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $62.7 million of RMBS, of which $60.4 million are Agency RMBS. The $76.5 million of cash, the $62.7 million in RMBS, and $38.7 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 23.2% of our financing arrangements are liquid and could be monetized to pay down or collateralize the liability immediately.

10.               Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2014 and December 31, 2013, the Company had Residential CDOs outstanding of $154.5 million and $158.4 million, respectively. As of March 31, 2014 and December 31, 2013, the current weighted average interest rate on these CDOs was 0.54% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $161.3 million and $165.2 million at March 31, 2014 and December 31, 2013, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of March 31, 2014 and December 31, 2013, had a net investment in the residential securitization trusts of $6.4 million and $6.6 million, respectively.

11.             Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II

Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 15, 2035	October 30, 2035

As of May 8, 2014, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

12.               Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three months ended March 31, 2014.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2014, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

b.

Investment Securities Available for Sale Held in Securitization Trusts (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.2% to 15.9%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

c.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 3.31% to 6.09%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

d.

Derivative Instruments – The fair value of interest rate swaps, swaptions, options and TBAs are based on dealer quotes. The fair value of futures are based on exchange-traded prices. The Company’s derivatives are classified as Level 1 or Level 2 fair values.

e..

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$874,355	$—	$874,355	$—	$876,874	$—	$876,874
Non-Agency RMBS	—	2,274	—	2,274	—	2,361	—	2,361
CLOs	—	34,695	—	34,695	—	33,208	—	33,208
Investment securities available for sale held in securitization trusts:
CMBS	—	—	96,124	96,124	—	—	92,578	92,578
Multi-family loans held in securitization trusts	—	—	8,221,642	8,221,642	—	—	8,111,022	8,111,022
Derivative assets:
TBA Securities	—	198,697	—	198,697	—	190,742	—	190,742
Options on U.S. Treasury futures	—	—	—	—	7	—	—	7
U.S. Treasury futures	181	—	—	181	3,257	—	—	3,257
Interest rate swap futures	112	—	—	112	238	—	—	238
Interest rate swaps	—	1,912	—	1,912	—	2,041	—	2,041
Swaptions	—	677	—	677	—	1,305	—	1,305
Total	$293	$1,112,610	$8,317,766	$9,430,669	$3,502	$1,106,531	$8,203,600	$9,313,633
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$7,975,421	$7,975,421	$—	$—	$7,871,020	$7,871,020
Derivative liabilities:
Eurodollar futures	706	—	—	706	1,432	—	—	1,432
Total	$706	$—	$7,975,421	$7,976,127	$1,432	$—	$7,871,020	$7,872,452

The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2014 and 2013, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$8,203,600	$5,514,065
Total gains (realized/unrealized)
Included in earnings (1)	132,383	(52,342)
Included in other comprehensive income	1,920	3,857
Paydowns	(16,592)	(13,023)
Transfer to real estate owned	(3,545)	—
Balance at the end of period	$8,317,766	$5,452,557

(1)       Amounts included in interest income from multi-family loans held in securitization trusts and unrealized gain on multi-family loans and debt held in securitization trusts, net.

The following table details changes in valuation for the Level 3 liabilities for the years ended March 31, 2014 and 2013, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$7,871,020	$5,319,573
Total gains (realized/unrealized)
Included in earnings (1)	120,993	(63,483)
Included in other comprehensive income	—	—
Paydowns	(16,592)	(13,019)
Balance at the end of period	$7,975,421	$5,243,071

(1)	Amounts included in interest income from multi-family loans held in securitization trusts and unrealized gain on multi-family loans and debt held in securitization trusts, net.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the three months ended March 31, 2014 and 2013, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Change in unrealized gains (losses) – assets	$143,442	$(40,555)
Change in unrealized gains (losses) – liabilities	(138,516)	47,606
Net change in unrealized gains included in earnings for assets and liabilities	$4,926	$7,051

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

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential Mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$4,786	$4,786	$—	$—	$6,591	$6,591
Real estate owned held in residential securitization trusts	—	—	780	780	—	—	1,108	1,108

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2014 and 2013, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2014	2013

Residential mortgage loans held in securitization trusts – impaired loans (net)	$15	$280
Real estate owned held in residential securitization trusts	84	3

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

 The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013, respectively, (dollar amounts in thousands):

		March 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$76,508	$76,508	$31,798	$31,798
Investment securities available for sale	Level 2	911,324	911,324	912,443	912,443
Investment securities available for sale, at fair value held in securitization trusts	Level 3	96,124	96,124	92,578	92,578
Residential mortgage loans held in securitization trusts (net)	Level 3	159,512	146,172	163,237	152,104
Distressed residential mortgage loans (net) (1)	Level 3	234,459	241,395	264,434	254,543
Multi-family loans held in securitization trusts	Level 3	8,221,642	8,221,642	8,111,022	8,111,022
Derivative assets	Level 1 or 2	201,579	201,579	197,590	197,590
Mortgage loans held for sale (net) (2)	Level 3	2,492	2,550	2,496	2,595
First mortgage loans (2)	Level 3	8,242	8,514	8,249	8,318
Mezzanine loan and equity investments (2)	Level 3	28,414	28,780	21,568	21,812

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$767,827	$767,827	$791,125	$791,125
Residential collateralized debt obligations	Level 3	154,456	142,319	158,410	151,910
Multi-family collateralized debt obligations	Level 3	7,975,421	7,975,421	7,871,020	7,871,020
Securitized debt	Level 3	298,200	309,501	304,964	311,535
Derivative liabilities	Level 1 or 2	706	706	1,432	1,432
Payable for securities purchased	Level 1	204,840	204,840	191,592	191,592
Subordinated debentures	Level 3	45,000	38,367	45,000	39,310

(1)

Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $229.2 million and $254.7 million at March 31, 2014 and December 31, 2013, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $5.2 million and $9.7 million are included in receivables and other assets in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 3,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013. On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, 3,450,000 shares authorized, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses.   The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) designating the Series B Preferred Stock until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock.

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

From the time of original issuance of the Series B Preferred Stock through March 31, 2014, the Company has declared and paid all required quarterly dividends on such stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock from issuance through March 31, 2014:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 13, 2014	April 1, 2014	April 15, 2014	$0.484375
December 10, 2013	January 1, 2014	January 15, 2014	$0.484375
September 12, 2013	October 1, 2013	October 15, 2013	$0.484375
June 18, 2013	July 1, 2013	July 15, 2013	$0.220660

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2013 and ended March 31, 2014:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2014	March 13, 2014	March 24, 2014	April 25, 2014	$0.27
Fourth Quarter 2013	December 10, 2013	December 20, 2013	January 27, 2014	0.27
Third Quarter 2013	September 12, 2013	September 23, 2013	October 25, 2013	0.27
Second Quarter 2013	June 18, 2013	June 28, 2013	July 25, 2013	0.27
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	0.27

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the three months ended March 31, 2014. There were no public offerings of common stock during the three months ended March 31, 2013.

Share Issue Date	Shares Issued	Net Proceeds (1)
(Amounts in Thousands)
January 10, 2014	11,500	$75,846

(1)	Proceeds are net of underwriting costs and offering expenses paid by the Company.

(d)	Equity Distribution Agreement

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) as the placement agent, pursuant to which we may sell up to $25,000,000 worth of shares of our common stock from time to time through JMP. We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the three months ended March 31, 2014, there were no shares issued under the equity distribution agreement. During the three months ended March 31, 2013, we issued 315,514 shares under the equity distribution agreement resulting in total net proceeds to the Company of $2.3 million, after deducting the placement fees. Also, as of March 31, 2013, we had 164,500 share subscriptions that settled on April 1, 2013, resulting in total net proceeds to the Company of $1.2 million after deducting the placement fees.

15.           Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the three months ended March 31, 2014 and 2013.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to common stockholders – Basic	$21,258	$15,383
Net income attributable to common stockholders – Dilutive	$21,258	$15,383
Denominator:
Weighted average basic shares outstanding	74,505	49,611
Weighted average dilutive shares outstanding	74,505	49,611
EPS:
Basic EPS	$0.29	$0.31
Dilutive EPS	$0.29	$0.31

16.               Stock Incentive Plan

Pursuant to the 2010 Plan Stock Incentive Plan as approved by the Company’s stockholders, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

 Of the common stock authorized at March 31, 2014 and December 31, 2013, 890,512 shares and 995,029 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. At March 31, 2014 and December 31, 2013, there were 162,171 and 94,873 shares of unvested restricted stock outstanding under the 2010 Plan. The Company’s directors have been issued 83,311 shares under the 2010 Plan as of March 31, 2014 and December 31, 2013. The Company’s officers have been issued 216,177 and 111,660 shares under the 2010 Plan as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 and 2013, the Company recognized non-cash compensation expense of $82,000 and $35,000, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the three months ended March 31, 2014 and 2013.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the three months ended March 31, 2014 and 2013, respectively, are presented below:

	2014		2013
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	94,873	$7.01	31,580	$6.58
Granted	104,517	7.39	75,385	7.13
Vested	(37,219)	6.97	(12,092)	6.65
Non-vested shares as of March 31	162,171	$7.26	94,874	$7.01
Weighted-average fair value of restricted stock granted during the period	104,517	$7.39	75,385	$7.13

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2014 and 2013, the Company had unrecognized compensation expense of $1.1 million and $0.6 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at March 31, 2014 is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted shares vested during the three months ended March 31, 2014 and 2013 was approximately $0.3 million and $0.1 million, respectively. The requisite service period for restricted shares at issuance is three years.

 17.               Income Taxes

At March 31, 2014, a wholly owned TRS of the Company had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain “built in gains” on its CLOs. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a net operating loss, or NOL carryforward to offset its taxable income becomes limited to a certain amount per year. In 2013, the Company, through its wholly owned TRSs, incurred net operating losses in the aggregate amount of approximately $2.5 million. The Company’s carryforward net operating losses will expire by 2033 if they are not offset by future taxable income. Additionally, during 2013, the Company, through one of its wholly owned TRSs, also incurred approximately $3.5 million in capital losses. The Company’s carryforward capital losses will expire by 2018 if they are not offset by future capital gains. The Company has recorded a valuation allowance against certain deferred tax assets at March 31, 2014 as management does not believe that it is more likely than not that these deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2010. The Company has assessed its tax positions for all open years, which includes 2010 to 2013 and concluded that there are no material uncertainties to be recognized.

During the three months ended March 31, 2014 and 2013, the Company’s TRSs recorded approximately $3.0 million and $0.1 million, respectively, of income tax expense.   The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance and other differences.

The gross deferred tax asset at March 31, 2014 and December 31, 2013 is $30.7 million and $30.3 million, respectively. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of March 31, 2014 and December 31, 2013 are as follows (dollar amounts in thousands):

	March 31, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryforward	$28,642	$28,250
Net capital loss carryforward	1,755	1,594
GAAP/Tax basis differences	313	489
Total deferred tax assets (1)	30,710	30,333

Valuation allowance	(30,561)	(30,278)

Total net deferred tax asset	149	55

Deferred tax liabilities
Deferred tax liabilities	183	55
Total deferred tax liabilities (2)	183	55

Total net deferred tax liability	$34	$—

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.
(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

18.                Related Party Transactions

Management Agreements

On April 5, 2011, the Company entered into a management agreement with RiverBanc, pursuant to which RiverBanc provides investment management services to the Company. On March 13, 2013, the Company entered into an amended and restated management agreement with RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaces the prior management agreement between RiverBanc and the Company, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and has a term that will expire on December 31, 2014, subject to automatic annual one-year renewals thereof.

As of March 31, 2014 and December 31, 2013, the Company owned a 20% membership interest in RiverBanc. For the three months ended March 31, 2014 and 2013, the Company recognized approximately $142,000 and $19,000 in income related to its investment in RiverBanc, respectively.

For the three months ended March 31, 2014 and 2013, the Company expensed $1.1 million and $0.7 million in fees to RiverBanc, respectively.   As of March 31, 2014 and December 31, 2013, the Company had fees payable to RiverBanc of $0.7 million and $1.0 million, respectively, included in accrued expenses and other liabilities.

19.               Subsequent Events

On April 7, 2014, we closed on the issuance of 14,950,000 shares of common stock to the underwriters (including the 1,950,000 shares issuable pursuant to the option granted to the underwriters), resulting in net proceeds to the Company of approximately $109.9 million, after deducting estimated offering expenses.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government laws, regulations or policies affecting our business, including actions taken by the U.S. Federal Reserve and the U.S. Treasury; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in this report and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans”and “residential securitized loans”each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; and “CLO” refers to collateralized loan obligations.

  General

We are a REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes certain credit sensitive assets and investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

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

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, CLOs and certain residential mortgage loans held in securitization trusts. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands Asset Management LLC (“Headlands”), The Midway Group, LP (“Midway”) and RiverBanc, LLC (“RiverBanc”), with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, Midway providing investment management services with respect to our investments in Agency IOs, and RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt investments.

Key First Quarter 2014 Developments

Public Offering of Common Stock

On January 10, 2014, we closed on the issuance of 11,500,000 shares of common stock in an underwritten public offering (including 1,500,000 shares issuable pursuant to an option granted to the underwriters), resulting in net proceeds of approximately $75.8 million after deducting offering expenses.

Sales and Refinancing of Distressed Residential Mortgage Loans

During the first quarter of 2014, the Company sold and refinanced distressed residential mortgage loans with a carrying value, including advances, of approximately $32.7 million for aggregate proceeds of approximately $40.9 million, which resulted in a net realized gain, before income taxes, to the Company of approximately $8.2 million.

First Quarter 2014 Common Stock and Preferred Stock Dividends

On March 13, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.27 per common share for the quarter ended March 31, 2014. The dividend was paid on April 25, 2014 to our common stockholders of record as of March 24, 2014.

Also, in accordance with the terms of our Series B Preferred Stock, on March 13, 2014, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on April 15, 2014 to our preferred stockholders of record as of April 1, 2014.

Subsequent Events

On April 7, 2014, we closed on the issuance of 14,950,000 shares of common stock to the underwriters (including the 1,950,000 shares issuable pursuant to the option granted to the underwriters), resulting in net proceeds to the Company of approximately $109.9 million, after deducting estimated offering expenses.

Current Market Conditions and Commentary

General. The U.S. economy grew less than initially expected during the first quarter of 2014 due, in part, to adverse weather in parts of the United States. U.S. real gross domestic product (“GDP”) expanded by 0.1% during the first quarter of 2014, as compared to growth of 4.1% and 2.6% in the third and fourth quarters of 2013, respectively. According to the U.S. Department of Labor, the U.S. unemployment rate at the end of March 2014 held steady at 6.7%, unchanged from the unemployment rate as of the end of December 2013, while total nonfarm payroll employment posted an estimated average monthly increase of approximately 178,000 jobs during the first quarter of 2014 as compared to an average monthly increase of 194,000 jobs during the year ended December 31, 2013. The lower average monthly employment growth numbers for the first quarter of 2014 was significantly impacted by the jobs number in January 2014, which recorded just 144,000 new jobs. However, other signs have suggested that labor conditions are improving modestly, including a recent jobs report that indicated that the economy added 288,000 new jobs in April and an unemployment rate of 6.3% at the end of April 2014. In light of the slower than expected economic growth during the first quarter of 2014, U.S. Federal Reserve, or Federal Reserve, policymakers slightly reduced the high end of their range for GDP growth projections for 2014 and 2015, with the central tendency projections for GDP growth ranging from 2.8% to 3.0% for 2014 and 3.0% to 3.2% for 2015.

As previously publicized, in December 2013, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would reduce the pace of its purchases under QE3 of (i) longer-term U.S. Treasury securities to $40 billion per month and (ii) Agency RMBS to $35 billion per month, and that it would likely reduce the pace of asset purchases in further measured steps to be announced at future meetings. In late January 2014, the Federal Reserve announced that it would reduce its asset purchases by an additional $10 billion per month beginning in February 2014. The Federal Reserve has maintained that pace of reductions in its asset purchase program throughout the first quarter of 2014. In April 2014, the Federal Reserve indicated that, beginning in May 2014, it would reduce the pace of its purchases of (i) longer-term U.S. Treasury securities to $25 billion per month and (ii) Agency RMBS to $20 billion per month. These reductions have been in-line with the market’s expectations for asset purchase reductions under QE3.

While the Federal Reserve maintained its asset purchase reductions as expected, the Federal Reserve announced in March 2014 an update to its forward guidance for the target range of the federal funds rate. The Federal Reserve maintained its intent to keep the target range for the federal funds rate between 0% and 0.25%, but indicated that in determining how long to maintain the current target range, the Federal Reserve will assess progress, both realized and expected, towards its objectives of maximum employment and 2% inflation. Recognizing that unemployment was likely to drop below 6.5% in the near term, the Federal Reserve elected to eliminate this quantitative unemployment rate threshold that had previously been part of its forward guidance relating to the federal fund rate.

With most of the reports out of the Federal Reserve during the first quarter of 2014 relatively in-line with the market’s expectations for Federal Reserve actions, the rate on the ten-year U.S. Treasury note has traded in a range from 2.60% to 3.01% during the first quarter of 2014, finishing the quarter at 2.72%.

Single-Family Homes and Residential Mortgage Market. The residential real estate market has started to show signs of slowing in recent months. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for January 2014 showed that, while on average, home prices increased by 13.2% for the 20-City Composite in January 2014 as compared to January 2013, January 2014 represented the third consecutive monthly decline in prices for the 20-City Composite. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 605,300 during the first quarter of 2014, as compared to an annual rate of 617,600 in the year ended December 31, 2013. We expect the single-family residential real estate market to continue to improve modestly in the near term, but believe that higher interest rates and tepid job creation will contribute to slowing housing gains for single family homes over the next 12 months.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 305,300 during the first quarter of 2014, as compared to an annual rate of 293,700 in the year ended December 31, 2013. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. One of the proposed bills that has received serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner Bill, which was introduced in the U.S. Senate. This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. It remains unclear how this or any other proposal will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of this bill. It is unclear how the proposal or any other similar proposal would impact housing finance, and what impact, if any, they will have on mortgage REITs.

Credit Spreads. Credit spreads in the residential and commercial markets have generally continued to tighten further during the first quarter of 2014, continuing a trend exhibited during a significant part of 2012 and 2013. Typically when credit spreads widen, credit-sensitive assets such as CLOs, multi-family CMBS, distressed residential loans, as well as Agency IOs, are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Asset gathering in the first quarter of 2014 has been more difficult as an increased supply of investable capital focused more on credit sensitive assets which has put upward pressure on pricing on certain of our targeted assets.  While this has had a positive impact on the valuation of many of the assets in our current portfolio, it has caused the sourcing of new investments at attractive risk-adjusted return levels to become more challenging in recent months.

Financing markets and liquidity. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.15% at March 31, 2014, marking a decrease of approximately 2 basis points from December 31, 2013. Longer term interest rates were lower as of March 31, 2014 as compared to the 2013 year end, with the rate on the 10-year U.S. Treasury note decreasing by approximately 31 basis points to 2.72%.

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 and “Note 2 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein.

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

The Company’s valuation methodologies are described in “Note 13 – Fair Value of Financial Instruments” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of March 31, 2014 and December 31, 2013, we owned 100% of the first loss, tranche of securities of the “Consolidated K-Series”. The Consolidated K-Series, collectively represents six separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

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

Acquired Distressed Residential Mortgage Loans – Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance. The Company applied pool accounting on distressed residential mortgage loans acquired starting January 1, 2013; distressed residential mortgage loans acquired prior to 2013 are accounted for individually (i.e., not in pools).

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

At March 31, 2014:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans(3)	Other(4)	Total

Carrying value	$729,377	$144,978	$380,606	$235,265	$159,512	$41,221	$1,690,959
Liabilities:
Callable(5)	(665,139)	(94,238)	—	—	—	(8,450)	(767,827)
Non-callable	—	—	(135,191)	(163,009)	(154,456)	(45,000)	(497,656)
Hedges (Net)(6)	3,337	5,241	—	—	—	—	8,578
Cash	11,000	38,711	—	—	—	65,508	115,219
Other	1,820	2,015	1,295	28,533	1,370	(18,464)	16,569
Net capital allocated	$80,395	$96,707	$246,710	$100,789	$6,426	$34,815	$565,842

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of March 31, 2014 follows:

Multi-family loans held in securitization trusts, at fair value	$8,221,642
Multi-family CDOs, at fair value	(7,975,421)
Multi-family real estate owned	3,545
Net carrying value	249,766
Investment securities available for sale, at fair value held in securitization trusts	96,124
Total CMBS, at fair value	345,890
First mortgage loan, mezzanine loan and preferred equity investments	34,716
Securitized debt	(135,191)
Other	1,295
Net Capital in Multi-Family	$246,710

(3)	Represents our residential mortgage loans held in securitization trusts.
(4)

Other includes CLOs having a carrying value of $34.7 million, non-Agency RMBS and loans held for investment. Other callable liabilities include an $8.5 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

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

(5)	Includes repurchase agreements.
(6)	Includes derivative assets, derivative liabilities, payables for securities purchased and restricted cash posted as margin.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

For the three months ended March 31, 2014, we reported net income attributable to common stockholders of $21.3 million as compared to net income attributable to common stockholders of $15.4 million for the same period in 2013. The main components of the change in net income for the three months ended March 31, 2014, as compared to the same period in 2013 are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013	$ Change
Net interest income	$19,825	$12,984	$6,841
Total other income	$13,475	$6,466	$7,009
Total general, administrative and other expenses	$7,559	$3,936	$3,623
Income from operations before income taxes	$25,741	$15,514	$10,227
Income tax expense	$3,030	$131	$2,899
Net income	$22,711	$15,383	$7,328
Preferred stock dividends	$(1,453)	$—	$(1,453)
Net income attributable to common stockholders	$21,258	$15,383	$5,875
Basic income per common share	$0.29	$0.31	$(0.02)
Diluted income per common share	$0.29	$0.31	$(0.02)

In general, the significant increases in a number of the line items set forth above is largely a function of the growth in the Company’s stockholders’ equity from $328.4 million as of March 31, 2013 to $565.8 million as of March 31, 2014 and the corresponding growth in the size of the Company’s portfolio of interest earning assets, combined with a high demand for many credit sensitive assets, such as our multi-family CMBS, which has favorably impacted the valuation of these assets, and greater sale and refinancing activity in our distressed residential portfolio, which resulted in a realized gain of $8.2 million. The increase in tax expense was primarily due to the increase in realized gains resulting from loan sales in our distressed loan portfolio, as loan sale activity is transacted in a taxable REIT subsidiary for REIT compliance purposes and accordingly is subject to federal, state and local taxes.

Net Interest Income

The significant increase in net interest income for the three months ended March 31, 2014 is directly attributable to the growth in our average interest earning assets, which increased by $186.1 million at March 31, 2014 as compared to the first quarter of 2013. During the past year, the Company increasingly allocated capital to credit sensitive, higher yielding investments and allocated less capital to its Agency RMBS portfolio, which is lower-yielding. As of March 31, 2014, 61% of the Company’s capital was allocated to investments in multi-family CMBS, other multi-family investments and distressed residential loans, up from 48% at March 31, 2013. This selective allocation of capital favorably impacted net interest margin in recent quarters, including the first quarter of 2014. In addition, the first quarter of 2014 was also favorably impacted by a slowdown in prepayment rates in our Agency RMBS and Agency IO portfolios as compared to our prepayment experience in 2013 (See “Quarterly Comparative Net Interest Spread” section below).

The combination of investment allocation to credit sensitive assets and decreased prepayment rates resulted in a 91 basis point increase in net interest spread when comparing the first quarter of 2014 to the first quarter of 2013.

Other Income

Total other income increased by $7.0 million for the three months ended March 31, 2014 as compared to the same period in 2013. The changes in total other income for the three months ended March 31, 2014 as compared to the same period in 2013 were primarily driven by:

●

an increase in realized gains on distressed residential mortgage loans of $8.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. The realized gains are derived from loan refinancings, workouts and resales, with the majority of the realized income on these assets in the first quarter of 2014 from loan resales.

●

a decrease in net unrealized gains on multi-family loans and debt held in securitization trusts of $2.1 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to a less favorable credit spread environment for our multi-family CMBS investments during the first quarter of 2014 as compared to the first quarter of 2013; and

●

an increase in realized gain on investment securities and related hedges of $5.2 million partially offset by an increase in unrealized loss on investment securities and related hedges of $4.2 million for the three months ended March 31, 2014, respectively, as compared to the same period in 2013, which is primarily related to our Agency IO portfolio. The Agency IO portfolio performed better in the first quarter of 2014 due to lower interest rate volatility and improved IO pricing as compared to the first quarter of 2013.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended March 31,
General, Administrative and Other Expenses	2014	2013	$ Change
Salaries, benefits and directors’ compensation	$1,050	$597	$453
Professional fees	891	680	211
Base management and incentive fees	3,778	1,555	2,223
Expenses on distressed residential mortgage loans	1,212	432	780
Other	628	672	(44)
Total	$7,559	$3,936	$3,623

 The increase in general, administrative and other expenses was largely attributable to the increase in management fees, expenses related to our distressed residential mortgage loan investments and salaries, benefits and directors’ compensation. The increase in base management and incentive fees was driven in large part by the increase in assets managed by our external managers, which closely corresponds to the growth in our stockholders’ equity since the first quarter of 2013, and the performance of the assets they manage for us during the period, which resulted in incentive fees earned. The increase in expenses related to distressed residential mortgage loans is due to the significant increase in our investment in this asset class as compared to the same period in 2013. The distressed residential mortgage loan strategy typically has a higher cost, as loan servicing and resolution processing on distressed loans is more operationally intensive than performing loans. The increase in salaries, benefits and directors’ compensation can be attributed to internalization of the Company’s accounting function.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflect the net interest income earned on our investment portfolio of Agency and non-Agency RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans including, distressed residential loans held in securitization trusts, loans held for investment, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions)(2)	Weighted Average Yield on Interest Earning Assets(3)	Cost of Funds(4)	Net Interest Spread(5)
March 31, 2014(1)	$1,632.2	6.40%	2.01%	4.39%
December 31, 2013(1)	$1,644.7	5.99%	1.89%	4.10%
September 30, 2013(1)	$1,586.6	5.21%	1.62%	3.59%
June 30, 2013(1)	$1,524.1	4.89%	1.41%	3.48%
March 31, 2013(1)	$1,446.1	4.86%	1.38%	3.48%
December 31, 2012	$1,350.2	4.46%	1.13%	3.33%
September 30, 2012	$698.5	5.99%	1.29%	4.70%
June 30, 2012	$409.4	7.28%	1.33%	5.95%

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

(5)	Net Interest Spread is the difference between our Weighted Average Yield on Interest Earning Assets and our Cost of Funds.

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%
December 31, 2013	6.7%	5.3%	13.5%	16.8%	12.6%	10.0%
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%
June 30, 2013	22.2%	6.4%	21.9%	18.3%	6.5%	15.4%
March 31,2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%
June 30, 2012	24.8%	N/A	19.4%	15.2%	7.4%	16.6%

When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

As a result of the significant increase in long-term treasury rates and mortgage rates during the quarter ended June 30, 2013, mortgage originations related to refinancing decreased, resulting in lower prepayment speeds for many of our Agency RMBS in the latter part of 2013 and early 2014.

 Portfolio Asset Yields for the Quarter Ended March 31, 2014

The following table summarizes the Company’s significant assets at and for the quarter ended March 31, 2014, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupon(1)	Yield(1)	CPR(1)
Agency Fixed Rate RMBS	$525,631	2.94%	2.07%	5.2%
CMBS(2)	$345,890	0.14%	12.27%	N/A
Distressed Residential Loans(3)	$234,459	5.93%	6.84%	N/A
Agency ARMs	$203,746	2.91%	2.15%	8.8%
Residential Securitized Loans	$159,512	2.44%	2.34%	7.5%
Agency IOs	$144,978	5.57%	16.15%	11.3%
CLOs	$34,695	4.13%	40.15%	N/A

(1)	Coupons, yields and CPRs are based on first quarter 2014 daily average balances. Yields are calculated on amortized cost basis.
(2)

CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

(3)	Distressed residential loan yield is net of provision for loan losses.

Financial Condition

As of March 31, 2014, we had approximately $10.1 billion of total assets, as compared to approximately $9.9 billion of total assets as of December 31, 2013. The increase is primarily due to cash proceeds from our public offering of common stock in the first quarter. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. See "Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale.  At March 31, 2014, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At March 31, 2014, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in investment securities available for sale as of March 31, 2014 as compared to December 31, 2013 is primarily a result of principal paydowns.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	March 31, 2014		December 31, 2013
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2011	$23,774	$25,082	$24,500	$25,815
2011	24,412	25,764	25,795	27,243
2012	149,921	152,900	153,863	156,264
Total ARMs	198,107	203,746	204,158	209,322

Fixed
2011	2,724	2,798	3,028	3,085
2012	511,550	522,833	526,465	532,858
Total Fixed	514,274	525,631	529,493	535,943

IO
Prior to 2011	248,201	35,964	247,739	34,793
2011	154,003	25,477	160,856	26,350
2012	307,500	55,292	293,322	52,388
2013	138,412	25,879	100,656	18,078
2014	18,212	2,366	—	—
Total IOs	866,328	144,978	802,573	131,609

Total Agency RMBS	1,578,709	874,355	1,536,224	876,874
Non Agency RMBS
2006	2,924	2,274	3,001	2,361
CLOs
2007	35,550	34,695	35,550	33,208

Total	$1,617,183	$911,324	$1,574,775	$912,443

Investment Securities Available for Sale Held in Securitization Trusts.  At March 31, 2014, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to securitization trusts as part of securitization transactions. The increase in carrying value at March 31, 2014 is primarily due to improved pricing on our CMBS investments. The following table sets forth the balances of our investment securities available for sale held in securitization trusts by vintage (i.e., by issue year) as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	March 31, 2014		December 31, 2013
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$897,500	$30,331	$900,137	$29,289
2012	1,100,627	65,793	1,101,549	63,289
Total	$1,998,127	$96,124	$2,001,686	$92,578

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At March 31, 2014, residential mortgage loans held in securitization trusts totaled approximately $159.5 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the ARM mortgage loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $6.4 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 82.9% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 9 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	Number of Loans	Par Value	Carrying Value
March 31, 2014	416	$161,337	$159,512
December 31, 2013	422	$165,173	$163,237

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of March 31, 2014 and December 31, 2013 respectively (dollar amounts in thousands):

	March 31, 2014			December 31, 2013
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	436	2,950	48	$438	$2,950	$48
Current Coupon Rate	2.76%	7.25%	1.25%	2.77%	7.25%	1.25%
Gross Margin	2.37%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.32%	13.25%	9.13%	11.32%	13.25%	9.13%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	253	261	220	256	264	223
Average Months to Reset	3	11	1	3	11	1
Original FICO Score	727	818	593	727	818	593
Original LTV	70.26%	95.00%	13.94%	70.21%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the three months ended March 31, 2014 and 2013, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2014	$165,173	$1,053	$(2,989)	$163,237
Principal repayments	(4,365)	—	—	(4,365)
Provision for loan loss	—	—	(16)	(16)
Transfer to real estate owned	(212)	—	157	(55)
Charge-Offs	741	—	—	741
Amortization of premium	—	(30)	—	(30)
Balance, March 31, 2014	$161,337	$1,023	$(2,848)	$159,512

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$189,009	$1,198	$(2,978)	$187,229
Principal repayments	(6,181)	—	—	(6,181)
Provision for loan loss	—	—	(280)	(280)
Transfer to real estate owned	(71)	—	53	(18)
Charge-Offs	—	—	—	—
Amortization of premium	—	(37)	—	(37)
Balance, March 31, 2013	$182,757	$1,161	$(3,205)	$180,713

 Acquired Distressed Residential Mortgage Loans. Distressed residential mortgage loans held in securitization trusts and distressed residential mortgage loans are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount to par value (that is due, in part, to the credit quality of the borrower). Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests.

At March 31, 2014 and December 31, 2013, distressed residential mortgage loans held in securitization trusts, had a carrying value of $229.2 million and $254.7 million, respectively. The Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $95.6 million and $93.9 million at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, distressed residential mortgage loans included in receivables and other assets account in the accompanying condensed consolidated balance sheets had a carrying value of $5.2 million and $9.7 million, respectively.

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
March 31, 2014	2,348	$294,585	$234,459
December 31, 2013	2,580	$339,578	$264,434

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase			March 31, 2014	December 31, 2013
50.00%	or	less	4.5%	4.3%
50.01%	-	60.00%	4.4%	4.2%
60.01%	-	70.00%	7.5%	7.4%
70.01%	-	80.00%	10.3%	9.9%
80.01%	-	90.00%	14.7%	14.5%
90.01%	-	100.00%	13.0%	12.2%
100.01%	and	over	45.6%	47.5%
Total			100.0%	100.0%

FICO Scores at Purchase			March 31, 2014	December 31, 2013
550	or	less	15.4%	16.4%
551	to	600	21.9%	22.6%
601	to	650	24.1%	24.6%
651	to	700	19.4%	18.8%
701	to	750	12.6%	11.7%
751	to	800	5.8%	5.2%
801	and	over	0.8%	0.7%
Total			100.0%	100.0%

Current Coupon			March 31, 2014	December 31, 2013
3.00%	or	less	16.7%	17.9%
3.01%	-	4.00%	7.9%	9.9%
4.01%	-	5.00%	10.3%	10.1%
5.01%	-	6.00%	13.3%	14.6%
6.01%	and	over	51.8%	47.5%
Total			100.0%	100.0%

Delinquency Status			March 31, 2014	December 31, 2013
Current			80.7%	79.5%
31	–	60 days	13.4%	12.0%
61	–	90 days	0.9%	4.1%
90+ days			5.0%	4.4%
Total			100.0%	100.0%

Origination Year	March 31, 2014	December 31, 2013
2005 or earlier	35.5%	33.4%
2006	16.1%	15.6%
2007	41.5%	44.0%
2008 or later	6.9%	7.0%
Total	100.0%	100.0%

Consolidated K-Series As of March 31, 2014 and December 31, 2013, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations as of March 31, 2014 and December 31, 2013, respectively, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of March 31, 2014 and December 31, 2013, the Consolidated K-Series was comprised of $8.2 billion and $8.1 billion, respectively, in multi-family loans held in securitization trusts and $8.0 billion and $7.9 billion, respectively, in multi-family CDOs outstanding with a weighted average interest rate of 4.16%.  As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three months ended March 31, 2014 included $74.9 million in interest income and $68.7 million in interest expense, respectively. Also, we recognized a $4.9 million unrealized gain in the statement of operations for the three months ended March 31, 2014 as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $249.8 million and $240.0 million as of March 31, 2014 and December 31, 2013, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of March 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands, except as noted):

March 31, 2014	December 31, 2013
Current balance of loans	$12,518,863	$12,585,131
Number of loans	739	742
Weighted average original LTV	69.0%	69.0%
Weighted average underwritten debt service coverage ratio	1.50	x	1.50	x
Current average loan size	$16,940	$16,961
Weighted average original loan term (in months)	112	112
Weighted average current remaining term (in months)	86	85
Weighted average loan rate	4.37%	4.37%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	14.1%	14.0%
Texas	13.6%	13.7%
New York	7.3%	7.2%
Florida	6.4%	6.5%
Washington	5.3%	5.3%

Financing Arrangements, Portfolio Investments. As of March 31, 2014 and December 31, 2013, we had approximately $767.8 million and $791.1 million of repurchase borrowings outstanding, respectively.   As of March 31, 2014 and December 31, 2013, the current weighted average borrowing rate on these financing facilities was 0.44% and 0.49%, respectively. Our repurchase agreements typically have terms of 30 days.

As of March 31, 2014 and December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of March 31, 2014 and December 31, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.8% as of March 31, 2014 and December 31, 2013.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during the quarter over the last three years for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2014	$774,545	$767,827	$784,019

December 31, 2013	$796,044	$791,125	$800,193
September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667
March 31, 2013	$879,732	$878,824	$882,611

December 31, 2012	$878,201	$889,134	$889,134
September 30, 2012	$446,610	$580,176	$592,976
June 30, 2012	$129,101	$138,871	$138,871
March 31, 2012	$113,092	$118,385	$118,385

Residential Collateralized Debt Obligations. As of March 31, 2014 and December 31, 2013, we had Residential CDOs, of $154.5 million and $158.4 million, respectively. As of March 31, 2014 and December 31, 2013, the weighted average interest rate of these Residential CDOs was 0.54% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $161.3 million and $165.2 million at March 31, 2014 and December 31, 2013, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of March 31, 2014 and December 31, 2013, had a net investment in the residential securitization trusts of $6.4 million and $6.6 million, respectively.

Securitized Debt. The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization	Collateralized Recourse Financings	Distressed Residential Mortgage Loan Securitizations

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$107,853	$176,970
Principal Amount at March 31, 2014	$34,431	$107,853	$163,009
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Carrying Value at March 31, 2014	$27,338	$107,853	$163,009
Carrying Value at December 31, 2013	$27,240	$107,853	$169,871
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25% - 6.50%	4.25% - 4.85%

Refer to Note 7 of our condensed consolidated financial statements included in this report for more information on Securitized Debt.

Subordinated Debentures. As of March 31, 2014, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.07%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At March 31, 2014, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $1.9 million. At December 31, 2013, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $2.0 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2014 was $565.8 million and included $11.4 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $14.6 million in unrealized gains primarily related to our CLOs, $20.2 million in net unrealized gains related to our CMBS and $1.9 million in unrealized derivative gains related to cash flow hedges, partially offset by $25.3 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2013 was $480.7 million and included $3.1 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $14.7 million in unrealized gains primarily related to our CLOs, $18.3 million in net unrealized gains related to our CMBS and $2.0 million in unrealized derivative gains related to cash flow hedges, partially offset by $31.9 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. The increase in stockholders’ equity at March 31, 2014, as compared to December 31, 2013, is primarily due to our issuance of common stock in public offerings with net proceeds to us of $75.8 million, after deducting offering expenses, during the three months ended March 31, 2014.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three months ended March 31, 2014 (amounts in thousands, except per share):

	Three Months Ended March 31, 2014
	Amount	Shares	Per Share (1)
Beginning Balance (2)	$405,666	64,102	$6.33
Common stock issuance, net	76,038	11,605
Balance after share issuance activity	481,704	75,707	6.35
Dividends declared	(20,441)		(0.27)
Net change AOCI: (3)
Hedges	(129)		0.00
RMBS	6,636		0.09
CMBS	1,920		0.03
CLOs	(106)		0.00
Net income attributable to common stockholders	21,258		0.28
Ending Balance	$490,842	75,707	$6.48

(1)	Outstanding shares used to calculate book value per share for the quarter ended period is based on outstanding shares as of March 31, 2014 of 75,706,546
(2)	Includes preferred stock liquidation preference amounting to $75 million.
(3)	Accumulated other comprehensive income (“AOCI”).

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

During the three months ended March 31, 2014, net cash increased $44.7 million, as a result of $27.8 million provided by investing activities, $6.3 million provided by financing activities and $10.6 million of cash provided by operating activities. Our investing activities primarily included $21.3 million in principal paydowns received on investment securities available for sale, $16.6 million in principal repayments received on multi-family loans held in securitization trusts, $4.0 million in principal repayments received on residential mortgage loans held in securitization trusts, $42.8 million in principal repayments and proceeds from sales and refinancings of distressed residential mortgage loans, partially offset by $4.8 million of purchases of distressed residential mortgage loans, $12.5 million of purchases of investment securities, $6.9 million in the funding of a mezzanine loan and $34.7 million decrease in restricted cash. Our financing activities primarily included net proceeds from common stock issuances of $75.8 million, partially offset by $23.3 million in payments of financing arrangements, $16.6 million in payments made on multi-family CDOs, $18.7 million in dividends paid on common stock and Series B Preferred Stock, $4.0 million in payments made on Residential CDOs, and $6.9 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt (including financings similar to our CMBS Master Repurchase Agreements), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At March 31, 2014, we had cash and cash equivalents balances of $76.5 million, which increased from December 31, 2013. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements (typically 30 days) to finance the more liquid assets in our investment portfolio, such as Agency RMBS and CLOs. Recently, certain repurchase agreement lenders have elected to exit the repo lending market for various reasons, including capital requirement regulations. However, as certain lenders have exited the space, other financing counterparts that had not participated in the repo lending market historically have begun to step in to replace many of the lenders that have elected to exit.

 As of March 31, 2014, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of March 31, 2014, we had an aggregate amount at risk under our repurchase agreements with eleven counterparties of approximately $61.1 million, with no greater than approximately $21.1 million at risk with any single counterparty.

At March 31, 2014, the Company had short-term repurchase agreement borrowings of $767.8 million as compared to $791.1 million as of December 31, 2013. In addition to our excess cash, the Company has $82.4 million in unencumbered securities, including $62.7 million of RMBS, of which $60.4 million are Agency RMBS. The $76.5 million of cash, the $62.7 million in RMBS, and $38.7 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements, which collectively represent 23.2% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

At March 31, 2014, we also had other longer-term debt, including Residential CDOs outstanding of $154.5 million, multi-family CDOs outstanding of $8.0 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $298.2 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2012 and November 2013 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 in our condensed consolidated financial statements.

As of March 31, 2014, our overall leverage ratio, including both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 2.0 to 1. As of March 31, 2014, our leverage ratio on our short term financings or callable debt was approximately 1.4 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $199.2 million at March 31, 2014, and is included in payable for securities purchased on our condensed consolidated balance sheet.

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

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. During the three months ended March 31, 2014 and before the filing of the Company’s Quarterly Form 10-Q, we closed on the following public equity offerings:

●

On January 7, 2014, we entered into an underwriting agreement whereby the underwriters agreed to purchase 11,500,000 shares of our common stock (including the 1,500,000 shares that were issuable pursuant to an over-allotment option) from us at a price of $6.61 per share. On January 10, 2014, we closed on the issuance of 11,500,000 shares of common stock to the underwriters, resulting in net proceeds to the Company of approximately $75.8 million, after deducting offering expenses.

●

On April 2, 2014, we entered into an underwriting agreement whereby the underwriters agreed to purchase 13,000,000 shares of our common stock (including the 1,950,000 shares that were issuable pursuant to an over-allotment option) from us at a price of $7.36 per share. On April 7, 2014, we closed on the issuance of 14,950,000 shares of common stock to the underwriters, resulting in net proceeds to the Company of approximately $109.9 million, after deducting offering expenses.

We intend to invest substantially all of the net proceeds from the respective offerings to fund additional investments in our targeted assets, particularly, distressed residential mortgage loans and mezzanine loans to or preferred equity investments in owners of multi-family properties.

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. On January 14, 2013, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP. On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the three months ended March 31, 2014, we did not issue any shares under the equity distribution agreement.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013 - Comparative Expenses" for more information regarding the management fees paid during the three months ended March 31, 2014. In addition, pursuant to the terms of our former advisory relationship with Harvest Capital Strategies LLC, or HCS, we also may pay incentive compensation to HCS with respect to those assets of our company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On March 13, 2014, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on January 15, 2014 and ended on April 14, 2014. This dividend was paid on April 15, 2014 to holders of record of Series B Preferred Stock as of April 1, 2014.

On March 13, 2014, we declared a 2014 first quarter cash dividend of $0.27 per common share, which is the same amount that was declared for the fourth quarter of 2013. The dividend was paid on April 25, 2014 to common stockholders of record as of March 24, 2014.  The dividend was paid out of our working capital.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral), 25% (in the case of Agency IOs) and up to 35% (in the case of CLO collateral).While our repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender (including accrued interest receivable on such collateral).

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $76.8 million at March 31, 2014 with a net exposure of $4.1 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $41.4 million at March 31, 2014 with a net exposure of $2.9 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245.0 million notional with a net exposure of $0.9 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

For example, we hold RMBS, some of which may have fixed rates or interest rates that adjust on various dates that are not synchronized to the adjustment dates on our repurchase agreements. In general, the re-pricing of our repurchase agreements occurs more quickly than the re-pricing of our variable-interest rate assets. Thus, it is likely that our floating rate borrowings, such as our repurchase agreements, may react to interest rates before our RMBS because the weighted average next re-pricing dates on the related borrowings may have shorter time periods than that of the RMBS. In addition, the interest rates on our Agency ARMs backed by hybrid ARMs may be limited to a “periodic cap,” or an increase of typically 1% or 2% per adjustment period, while our borrowings do not have comparable limitations. Moreover, changes in interest rates can directly impact prepayment speeds, thereby affecting our net return on RMBS. During a declining interest rate environment, the prepayment of RMBS may accelerate (as borrowers may opt to refinance at a lower interest rate) causing the amount of liabilities that have been extended by the use of interest rate swaps to increase relative to the amount of RMBS, possibly resulting in a decline in our net return on RMBS, as replacement RMBS may have a lower yield than those being prepaid. Conversely, during an increasing interest rate environment, RMBS may prepay more slowly than expected, requiring us to finance a higher amount of RMBS than originally forecast and at a time when interest rates may be higher, resulting in a decline in our net return on RMBS. Accordingly, each of these scenarios can negatively impact our net interest income.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of March 31, 2014 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$1,809
+100	$4,495
-100	$(8,512)

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

We are subject to “margin call” risk under the terms of our repurchase agreements. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over our repurchase agreements as they mature from time to time in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.

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

We mitigate prepayment risk by constantly evaluating our residential mortgage assets relative to prepayment speeds observed for assets with similar structures, quantities and characteristics. Furthermore, we stress-test the portfolio as to prepayment speeds and interest rate risk in order to further develop or make modifications to our hedge balances. Historically, we have not hedged 100% of our liability costs due to prepayment risk.

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

With respect to the $234.4 million of distressed residential loans the Company owned at March 31, 2014, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.  Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of March 31, 2014, we own $274.3 million of first loss CMBS comprised primarily of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 29.5% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completes an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool. As of March 31, 2014, we own approximately $34.7 million of notes issued by a CLO at a discounted purchase price equal to 56% of par. The securities are backed by a portfolio of corporate loans.  We also own approximately $34.7 million of first mortgage loan, mezzanine financing and preferred equity investments at March 31, 2014, backed by residential and multi-family properties.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2014, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(76,086)	3.31
+100	$(40,103)	2.54
Base		1.55
-100	$24,340	0.16

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 8, 2014	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Fredric S. Starker
Fredric S. Starker
Chief Financial Officer
(Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit	Description
3.1(a)

Articles of Amendment and Restatement of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 10, 2014 (File No. 001-32216)).

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

10.1

Underwriting Agreement, dated as of January 7, 2014, by and among the Company, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA), LLC. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 10, 2014 (File No. 001-32216)).

10.2	New York Mortgage Trust, Inc. 2013 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K as filed with the SEC on March 26, 2013 (File No. 001-32216)).

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*
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

**

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.