Form 10-Q
period 2014-06-30
NEW YORK MORTGAGE TRUST INC
filed 2014-08-07
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 1, 2014 was 90,684,546.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	2
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013	3
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures about Market Risk	66
Item 4. Controls and Procedures	70
PART II. OTHER INFORMATION
Item 1A. Risk Factors	70
Item 6. Exhibits	70
SIGNATURES	71

 PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)

Investment securities, available for sale, at fair value (including pledged securities of $733,162 and $853,223, respectively)	$889,220	$912,443
Investment securities, available for sale, at fair value held in securitization trusts	104,291	92,578
Residential mortgage loans held in securitization trusts (net)	156,129	163,237
Distressed residential mortgage loans held in securitization trusts (net)	233,078	254,721
Multi-family loans held in securitization trusts, at fair value	8,389,084	8,111,022
Derivative assets	207,306	197,590
Cash and cash equivalents	71,133	31,798
Receivables and other assets	187,823	135,286
Total Assets (1)	$10,238,064	$9,898,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$668,428	$791,125
Residential collateralized debt obligations	151,097	158,410
Multi-family collateralized debt obligations, at fair value	8,114,270	7,871,020
Securitized debt	294,312	304,964
Derivative liabilities	3,140	1,432
Payable for securities purchased	204,580	191,592
Accrued expenses and other liabilities (including $684 and $951 to related parties, respectively)	62,989	54,466
Subordinated debentures	45,000	45,000
Total liabilities (1)	9,543,816	9,418,009

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 3,450,000 shares authorized, 3,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013.	72,397	72,397
Common stock, $0.01 par value, 400,000,000 shares authorized, 90,684,546 and 64,102,029 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	907	641
Additional paid-in capital	590,666	404,555
Accumulated other comprehensive income	23,620	3,073
Retained earnings	6,658	-
Total stockholders' equity	694,248	480,666
Total Liabilities and Stockholders' Equity	$10,238,064	$9,898,675

(1) Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2014 and December 31, 2013, assets of consolidated VIEs totaled $8,942,214 and $8,665,829, respectively, and the liabilities of consolidated VIEs totaled $8,589,402 and $8,365,345, respectively. See Note 7 for further discussion.

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

INTEREST INCOME:
Investment securities and other	$14,193	$10,553	$29,157	$21,619
Multi-family loans held in securitization trusts	75,501	54,484	150,445	99,802
Distressed residential mortgage loans	4,858	2,550	9,201	3,989
Residential mortgage loans held in securitization trusts	996	1,229	1,983	2,535
Total interest income	95,548	68,816	190,786	127,945

INTEREST EXPENSE:
Investment securities and other	1,402	1,818	2,872	3,447
Multi-family collateralized debt obligations	69,110	50,249	137,857	91,908
Residential collateralized debt obligations	228	278	463	576
Securitized debt	4,459	2,104	8,961	4,196
Subordinated debentures	466	468	925	935
Total interest expense	75,665	54,917	151,078	101,062

NET INTEREST INCOME	19,883	13,899	39,708	26,883

OTHER INCOME (EXPENSE):
Provision for loan losses	(663)	(384)	(1,152)	(667)
Realized gain (loss) on investment securities and related hedges, net	1,325	(8,490)	3,364	(11,652)
Realized gain on distressed residential mortgage loans	418	435	8,643	571
Unrealized (loss) gain on investment securities and related hedges, net	(1,291)	2,057	(3,027)	4,513
Unrealized gain on multi-family loans and debt held in securitization trusts, net	20,019	8,981	24,945	16,032
Other income (including $121, $41, $263 and $60 from related parties, respectively)	203	235	713	502
Total other income	20,011	2,834	33,486	9,299

Base management and incentive fees (including $1,129, $654, $2,219 and $1,321 to related parties, respectively)	3,866	1,687	7,644	3,242
Expenses related to distressed residential mortgage loans	1,217	1,117	2,429	1,566
Other general and administrative expenses (including $0, $162, $80 and $369 to related parties, respectively)	2,494	1,840	5,063	3,771
Total general, administrative and other expenses	7,577	4,644	15,136	8,579

INCOME FROM OPERATIONS BEFORE INCOME TAXES	32,317	12,089	58,058	27,603
Income tax expense	538	189	3,568	320
NET INCOME	31,779	11,900	54,490	27,283
Preferred stock dividends	1,453	662	2,906	662
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$30,326	$11,238	$51,584	$26,621

Basic income per common share	$0.34	$0.19	$0.63	$0.49
Diluted income per common share	$0.34	$0.19	$0.63	$0.49
Dividends declared per common share	$0.27	$0.27	$0.54	$0.54
Weighted average shares outstanding-basic	89,686	58,959	82,137	54,311
Weighted average shares outstanding-diluted	89,686	58,959	82,137	54,311

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$30,326	$11,238	$51,584	$26,621

OTHER COMPREHENSIVE INCOME

Increase (decrease) in net unrealized gain on available for sale securities	13,427	(20,521)	21,877	(20,329)
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(1,201)	4,214	(1,330)	4,898

OTHER COMPREHENSIVE INCOME (LOSS)	12,226	(16,307)	20,547	(15,431)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$42,552	$(5,069)	$72,131	$11,190

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Dollar amounts in thousands)

 (unaudited)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2013	$641	$72,397	$404,555	$-	$3,073	$480,666
Net income	-	-	-	54,490	-	54,490
Stock issuance, net	266	-	186,111		-	186,377
Dividends declared	-	-		(47,832)	-	(47,832)
Increase in net unrealized gain on available for sale securities	-	-	-	-	21,877	21,877
Decrease in fair value of derivative instruments utilized for cash flow hedges	-	-	-	-	(1,330)	(1,330)
Balance, June 30, 2014	$907	$72,397	$590,666	$6,658	$23,620	$694,248

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$54,490	$27,283
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	(1,617)	8,596
Realized (gain) loss on investment securities and related hedges, net	(3,364)	11,652
Realized gain on distressed residential mortgage loans	(8,643)	(571)
Unrealized loss (gain) on investment securities and related hedges, net	3,027	(4,513)
Unrealized gain on loans and debt held in multi-family securitization trusts	(24,945)	(16,032)
Net decrease in loans held for sale	24	334
Provision for loan losses	1,152	667
Income from investments in limited partnerships and limited liability companies	(727)	-
Distributions of income from investments in limited partnership and limited liability companies	859	-
Amortization of stock based compensation, net	667	518
Changes in operating assets and liabilities:
Receivables and other assets	(5,585)	(6,577)
Accrued expenses and other liabilities and accrued expenses, related parties	1,159	6,804
Net cash provided by operating activities	16,497	28,161

Cash Flows from Investing Activities:
Restricted cash	(32,665)	15,184
Proceeds from sales of investment securities	-	1,254
Purchases of investment securities	(20,273)	(60,498)
Return of capital from investments in limited partnerships and limited liability companies	-	136
Purchases of other assets	(77)	-
Funding of mezzanine loan and preferred equity investments	(12,543)	(1,997)
Proceeds from mortgage loans held for investment	-	18
Net receipts on other derivative instruments settled during the period	3,688	(8,437)
Principal repayments received on residential mortgage loans held in securitization trusts	7,212	9,742
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	48,088	1,898
Principal repayments received on multi-family loans held in securitization trusts	33,669	29,871
Principal paydowns on investment securities - available for sale	45,488	70,293
Purchases of distressed residential mortgage loans	(20,107)	(132,372)
Purchases of loans held in multi-family securitization trusts	-	(41,235)
Net cash provided by (used in) investing activities	52,480	(116,143)

Cash Flows from Financing Activities:
(Payments) proceeds of financing arrangements	(122,697)	6,019
Common stock issuance	186,081	98,172
Preferred stock issuance	-	72,637
Costs associated with common stock and preferred stock issued	(371)	(490)
Dividends paid on common stock	(37,736)	(26,875)
Dividends paid on preferred stock	(2,906)	-
Payments made on residential collateralized debt obligations	(7,340)	(9,975)
Payments made on multi-family collateralized debt obligations	(33,669)	(29,863)
Payments made on securitized debt	(11,004)	(153)
Net cash (used in) provided by financing activities	(29,642)	109,472
Net Increase in Cash and Cash Equivalents	39,335	21,490
Cash and Cash Equivalents - Beginning of Period	31,798	31,777
Cash and Cash Equivalents - End of Period	$71,133	$53,267

Supplemental Disclosure:
Cash paid for interest	$176,893	$118,169
Cash paid for income taxes	$4,519	$390

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$204,580	$238,440
Consolidation of multi-family loans held in securitization trusts	$-	$1,700,865
Consolidation of multi-family collateralized debt obligations	$-	$1,659,630

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$24,485	$17,214
Dividends declared on preferred stock to be paid in subsequent period	$1,453	$662

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

 Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements.  The accompanying condensed consolidated balance sheet as of June 30, 2014, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, the accompanying condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2014 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Residential Mortgage Loans Held in Securitization Trusts – Residential mortgage loans held in securitization trusts are comprised of certain ARM loans transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.  Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. As of June 30, 2014 and December 31, 2013, there were 24 and 31 loans, respectively, on a nonaccrual basis with an unpaid principal balance of approximately $14.4 and $19.1 million, respectively. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the acquired loans may be accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance.

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

The Company monitors actual cash collections against its expectations, and revised cash flow estimates are prepared as necessary. These estimates incorporate assumptions regarding default rates, loss severities, value of the underlying real estate securing the loans, the amounts and timing of prepayments and other factors that reflect then-current market conditions. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of June 30, 2014 and December 31, 2013. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying condensed consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

Receivables and Other Assets – Receivables and other assets as of June 30, 2014 and December 31, 2013 include restricted cash held by third parties of $76.7 million and $44.1 million, respectively.  Included in restricted cash is $42.3 million and $30.4 million held in our Agency IO portfolio to be used for trading purposes and $13.9 million and $10.2 million held by counterparties as collateral for hedging instruments as of June 30, 2014 and December 31, 2013, respectively. Also included in receivable and other assets is $20.4 million and $3.3 million in restricted cash held in trust relating to our securitized debt transactions as of June 30, 2014 and December 31, 2013, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $29.1 million and $30.2 million as of June 30, 2014 and December 31, 2013, respectively.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $3.3 million and $4.1 million as of June 30, 2014 and December 31, 2013, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Manager Compensation - We are a party to separate investment management agreements with Headlands Asset Management LLC (“Headlands”), The Midway Group, LP (“Midway”) and RiverBanc, LLC (“RiverBanc”), with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, Midway providing investment management services with respect to our investments in Agency IOs, and RiverBanc providing investment management services with respect to our investments in multifamily CMBS and certain commercial real estate-related debt investments. These investment management agreements provide for the payment to our investment managers of a management fee, incentive fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the six months ended June 30, 2014 and 2013.

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

Transfers and Servicing (ASC 860)

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures (“ASU 2014-09”).  This guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. ASU 2014-09 also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860, Transfers and Servicing. New disclosures will be required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  This guidance will take effect for periods beginning after December 15, 2014, and early adoption is prohibited.  Certain disclosures under this guidance do not take effect until the first period beginning after March 15, 2015.  We do not expect the adoption of ASU 2014-11 to have a significant effect on our financial condition, results of operations and disclosures.

Revenue Recognition (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance creates a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-09 also creates a new topic in the Codification, Topic 606 (“ASC 606”). In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) Establishes a new control-based revenue recognition model; (2) Changes the basis for deciding when revenue is recognized over time or at a point in time; (3) Provides new and more detailed guidance on specific aspects of revenue recognition; and (4) Expands and improves disclosures about revenue. ASC 606 is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted for public business entities. The Company is currently assessing the impact of this guidance.

3.                Investment Securities Available For Sale

Investment securities available for sale consist of the following as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	June 30, 2014				December 31, 2013
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Agency RMBS:
Agency ARMs
Freddie Mac	$63,780	$58	$(1,063)	$62,775	$67,121	$37	$(2,101)	$65,057
Fannie Mae	122,606	37	(1,720)	120,923	130,487	58	(3,128)	127,417
Ginnie Mae	14,687	—	(191)	14,496	17,049	—	(201)	16,848
Total Agency ARMs	201,073	95	(2,974)	198,194	214,657	95	(5,430)	209,322

Agency Fixed Rate
Freddie Mac	40,910	—	(785)	40,125	43,920	—	(1,714)	42,206
Fannie Mae	487,126	—	(12,914)	474,212	518,598	—	(24,861)	493,737
Total Agency Fixed Rate	528,036	—	(13,699)	514,337	562,518	—	(26,575)	535,943

Agency IOs (1)
Freddie Mac	43,043	298	(4,841)	38,500	43,468	252	(5,187)	38,533
Fannie Mae	59,325	1,420	(4,229)	56,516	60,813	1,300	(5,007)	57,106
Ginnie Mae	47,386	369	(3,049)	44,706	37,660	706	(2,396)	35,970
Total Agency IOs	149,754	2,087	(12,119)	139,722	141,941	2,258	(12,590)	131,609

Total Agency RMBS	878,863	2,182	(28,792)	852,253	919,116	2,353	(44,595)	876,874
Non-Agency RMBS	2,280	60	(167)	2,173	2,413	136	(188)	2,361
CLOs	21,866	12,928	—	34,794	18,478	14,730	—	33,208
Total investment securities available for sale	$903,009	$15,170	$(28,959)	$889,220	$940,007	$17,219	$(44,783)	$912,443

CMBS (2)	$77,625	$26,666	$—	$104,291	$74,314	$18,264	$—	$92,578
Total investment securities available for sale held in securitization trusts	$77,625	$26,666	$—	$104,291	$74,314	$18,264	$—	$92,578

(1)	Included in investment securities available for sale are Agency IOs. Agency IOs are measured at fair value through earnings.
(2)	CMBS investments have contractual maturities ranging from 0 to 10 years.

During the six months ended June 30, 2013, the Company received total proceeds of approximately $1.3 million realizing approximately $0.1 million of net losses from the sale of investment securities available for sale. There were no sales of investment securities for sale during the three months ended June 30, 2013. There were no sales of investment securities available for sale during the three and six months ended June 30, 2014.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2014 and December 31, 2013, based on management’s estimates using three month historical CPR, the weighted average life of the Company’s available for sale securities portfolio was approximately 5.39 and 7.03 years, respectively.

The following table sets forth the weighted average lives our investment securities available for sale as of June 30, 2014 and December 31, 2014 (dollar amounts in thousands):

Weighted Average Life	June 30, 2014	December 31, 2013
0 to 5 years	$318,542	$281,068
5 to 10 years	492,787	451,635
10+ years	77,891	179,740
Total	$889,220	$912,443

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at June 30, 2014 and December 31, 2013 at carrying value (dollar amounts in thousands):

	June 30, 2014				December 31, 2013
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$105,513	$7,721	$739,019	$852,253	$97,385	$14,823	$764,666	$876,874
Non-Agency RMBS	2,173	—	—	2,173	2,361	—	—	2,361
CLOs	34,794	—	—	34,794	33,208	—	—	33,208
Total investment securities available for sale	$142,480	$7,721	$739,019	$889,220	$132,954	$14,823	$764,666	$912,443

CMBS	$31,432	$—	$72,859	$104,291	$28,232	$—	$64,346	$92,578
Total investment securities available for sale held in securitization trusts	$31,432	$—	$72,859	$104,291	$28,232	$—	$64,346	$92,578

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

June 30, 2014	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$232,528	$(3,822)	$469,067	$(12,851)	$701,595	$(16,673)
Non-Agency RMBS	—	—	1,061	(167)	1,061	(167)
Total investment securities available for sale	$232,528	$(3,822)	$470,128	$(13,018)	$702,656	$(16,840)

December 31, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$332,519	$(11,423)	$398,325	$(20,582)	$730,844	$(32,005)
Non-Agency RMBS	—	—	1,104	(188)	1,104	(188)
Total investment securities available for sale	$332,519	$(11,423)	$399,429	$(20,770)	$731,948	$(32,193)

 For the three and six months ended June 30, 2014 and 2013, the Company recognized no other-than-temporary impairment through earnings.

4.                Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	June 30, 2014	December 31, 2013
Unpaid principal balance	$158,327	$165,173
Deferred origination costs – net	1,001	1,053
Reserve for loan losses	(3,199)	(2,989)
Total	$156,129	$163,237

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the six months ended June 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Six months Ended June 30,
	2014	2013
Balance at beginning of period	$2,989	$2,978
Provisions for loan losses	367	528
Transfer to real estate owned	(157)	(83)
Charge-offs	—	(36)
Balance at the end of period	$3,199	$3,387

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of June 30, 2014 was $3.2 million, representing 202 basis points of the outstanding principal balance of residential loans held in securitization trusts as of June 30, 2014, as compared to 181 basis points as of December 31, 2013. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the six months ended June 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Six months Ended June 30,
	2014	2013
Balance at beginning of period	$1,108	$732
Write downs	(53)	(10)
Transfer from mortgage loans held in securitization trusts	55	63
Disposal	(577)	(346)
Balance at the end of period	$533	$439

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of June 30, 2014 and December 31, 2013, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $6.2 million and $6.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of June 30, 2014, we had 34 delinquent loans with an aggregate principal amount outstanding of approximately $18.1 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.1 million in delinquent loans, $9.4 million, or 52%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of June 30, 2014 (dollar amounts in thousands):

June 30, 2014

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	-	60	3	$696	0.44%
61	-	90	—	$—	—
	90 +		31	$17,369	10.87%
Real estate owned through foreclosure			3	$1,482	0.93%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
New York	36.0%	35.9%
Massachusetts	24.6%	24.6%
New Jersey	10.6%	10.4%
Florida	6.0%	5.8%
Connecticut	5.8%	5.6%

5.                Distressed Residential Mortgage Loans

As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts amounts to approximately $233.1 million and $254.7 million, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $10.7 million are included in receivables and other assets in the accompanying condensed consolidated balance sheet at June 30, 2014.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the six months ended June 30, 2014 (dollar amounts in thousands):

June 30, 2014
Contractually required principal and interest	$40,077
Non-accretable yield	(8,705)
Expected cash flows to be collected	31,372
Accretable yield	(11,265)
Fair value at the date of acquisition	$20,107

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the six months ended June 30, 2014 (dollar amounts in thousands):

June 30, 2014
Balance at beginning of period	$171,112
Additions	53,395
Disposals	(54,842)
Accretion	(9,201)
Balance at end of period	$160,464

Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate, of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the six-month period ended June 30, 2014 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of June 30, 2014 and December 31, 2013, respectively, are as follows:

	June 30, 2014	December 31, 2013
Florida	12.3%	8.3%
California	11.7%	14.4%
New York	8.0%	8.1%
Texas	6.8%	6.6%
New Jersey	5.0%	4.7%

 The Company’s distressed residential mortgage loans held in securitization trusts are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7).

6.                Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $274.8 million and $240.0 million at June 30, 2014 and December 31, 2013, respectively (see Note 7).

The condensed consolidated balance sheets of the Consolidated K-Series at June 30, 2014 and December 31, 2013, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	June 30, 2014	December 31, 2013
Assets
Multi-family loans held in securitization trusts	$8,389,084	$8,111,022
Receivables	29,138	30,222
Total Assets	$8,418,222	$8,141,244

Liabilities and Equity
Multi-family CDOs	$8,114,270	$7,871,020
Accrued expenses	28,687	29,766
Total Liabilities	8,142,957	7,900,786
Equity	275,265	240,458
Total Liabilities and Equity	$8,418,222	$8,141,244

The multi-family loans held in securitization trusts had unpaid principal balance of approximately $7.9 billion and $8.0 billion at June 30, 2014 and December 31, 2013, respectively. The multi-family CDOs had unpaid principal balance of approximately $7.9 billion and $8.0 billion at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the current weighted average interest rate on these multi-family CDOs was 4.30% and 4.16%, respectively.

The condensed consolidated statements of operations of the Consolidated K-Series for the three and six months ended June 30, 2014 and 2013, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2014	2013	2014	2013
Interest income	$75,501	$54,484	$150,445	$99,802
Interest expense	69,110	50,249	137,857	91,908
Net interest income	6,391	4,235	12,588	7,894
Unrealized gain on multi-family loans and debt held in securitization trusts	20,019	8,981	24,945	16,032
Net Income	$26,410	$13,216	$37,533	$23,926

 The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of June 30, 2014 and December 31, 2013, respectively, are as follows:

	June 30, 2014	December 31, 2013
California	14.0%	14.0%
Texas	13.3%	13.7%
New York	7.0%	7.2%
Florida	6.5%	6.5%
Washington	5.4%	5.3%

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

Assets and Liabilities of consolidated Financing VIEs as of June 30, 2014 (dollar amounts in thousands):

	Financing VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitizations	Residential Mortgage Loan Securitizations	Total
Investment securities available for sale, at fair value held in securitization trusts	$33,016	$71,275	$—	$—	$104,291
Residential mortgage loans held in securitization trusts (net)	—	—	—	156,129	156,129
Distressed residential mortgage loans held in securitization trusts (net)	—	—	233,078	—	233,078
Multi-family loans held in securitization trusts, at fair value	1,276,180	7,112,904	—	—	8,389,084
Receivables and other assets	5,023	26,283	27,168	1,158	59,632
Total assets	$1,314,219	$7,210,462	$260,246	$157,287	$8,942,214

Residential collateralized debt obligations	$—	$—	$—	$151,097	$151,097
Multi-family collateralized debt obligations, at fair value	1,232,455	6,881,815	—	—	8,114,270
Securitized debt	27,442	107,853	159,017	—	294,312
Accrued expenses and other liabilities	4,464	24,448	797	14	29,723
Total liabilities	$1,264,361	$7,014,116	$159,814	$151,111	$8,589,402

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

Assets and Liabilities of consolidated Financing VIEs as of December 31, 2013 (dollar amounts in thousands):

	Financing VIEs
	Multi-family CMBS re- securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitizations	Residential Mortgage Loan Securitizations	Total
Investment securities available for sale, at fair value held in securitization trusts	$29,289	$63,289	$—	$—	$92,578
Residential mortgage loans held in securitization trusts (net)	—	—	—	163,237	163,237
Distressed residential mortgage loans held in securitization trusts (net)	—	—	254,721	—	254,721
Multi-family loans held in securitization trusts, at fair value	1,234,084	6,876,938	—	—	8,111,022
Receivables and other assets	5,241	27,198	10,072	1,760	44,271
Total assets	$1,268,614	$6,967,425	$264,793	$164,997	$8,665,829

Residential collateralized debt obligations	$—	$—	$—	$158,410	$158,410
Multi-family collateralized debt obligations, at fair value	1,195,637	6,675,383	—	—	7,871,020
Securitized debt	27,240	107,853	169,871	—	304,964
Accrued expenses and other liabilities	4,640	25,315	981	15	30,951
Total liabilities	$1,227,517	$6,808,551	$170,852	$158,425	$8,365,345

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financings (2)	Distressed Residential Mortgage Loan Securitizations (3)

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$107,853	$176,970
Principal Amount at June 30, 2014	$34,358	$107,853	$159,017
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Carrying Value at June 30, 2014 (4)	$27,442	$107,853	$159,017
Carrying Value at December 31, 2013 (4)	$27,240	$107,853	$169,871
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25% - 6.50%	4.25% - 4.85%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of June 30, 2014 and December 31, 2013, respectively:

Scheduled Maturity (principal amount)	June 30, 2014	December 31, 2013
(Dollar amount in thousands)
Within 24 months	$90,700	$90,700
Over 24 months to 36 months	176,170	187,024
Over 36 months	34,358	34,507
Total	301,228	312,231
Discount	(6,916)	(7,267)
Carrying value	$294,312	$304,964

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

Unconsolidated VIEs

The Company has evaluated its Multi-family CMBS investments in four Freddie Mac-sponsored K-Series securitizations and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	June 30, 2014			December 31, 2013
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total
Multi-Family CMBS	$104,291	$179	$104,470	$92,578	$183	$92,761
Mezzanine loan and equity investments	—	38,848	38,848	—	28,058	28,058
Total assets	$104,291	$39,027	$143,318	$92,578	$28,241	$120,819

Our maximum loss exposure on the Multi-family CMBS investments, mezzanine loan and equity investments is approximately $143.3 million and $120.8 million at June 30, 2014 and December 31, 2013, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
TBA securities (1)	Derivative assets	$206,249	$190,742
U.S. Treasury futures	Derivative assets	103	3,257
Swaptions	Derivative assets	243	1,305
Options on U.S. Treasury futures	Derivative assets	—	7
Interest rate swap futures	Derivative assets	—	238
Interest rate swap futures	Derivative liabilities	1,916	—
Eurodollar futures	Derivative liabilities	1,224	1,432

(1)

Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying condensed consolidated financial statements on a net basis. There was no netting of TBA sales against TBA purchases at June 30, 2014 and December 31, 2013.

 The tables below summarize the activity of derivative instruments not designated as hedges for the six months ended June 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Notional Amount For the Six Months Ended June 30, 2014
Derivatives Not Designated as Hedging Instruments	December 31, 2013	Additions	Settlement, Expiration or Exercise	June 30, 2014
TBA securities	$188,000	$1,188,000	$(1,178,000)	$198,000
U.S. Treasury futures	(11,900)	66,900	(60,200)	(5,200)
Interest rate swap futures	(242,700)	479,900	(470,200)	(233,000)
Eurodollar futures	(3,360,000)	1,840,000	(1,568,000)	(3,088,000)
Options on U.S. Treasury futures	40,000	—	(40,000)	—
Swaptions	100,000	—	—	100,000

	Notional Amount For the Six Months Ended June 30, 2013
Derivatives Not Designated as Hedging Instruments	December 31, 2012	Additions	Settlement, Expiration or Exercise	June 30, 2013
TBA securities	$234,000	$1,323,000	$(1,326,000)	$231,000
U.S. Treasury futures	(172,100)	484,400	(515,700)	(203,400)
Interest rate swap futures	(13,000)	82,200	(105,600)	(36,400)
Eurodollar futures	(2,852,000)	1,559,000	(2,224,000)	(3,517,000)
Options on U.S. Treasury futures	70,000	220,000	(260,000)	30,000
Swaptions	100,000	—	—	100,000

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$4,040	$2,282	$(8,682)	$(1,241)
Eurodollar Futures (1)	(226)	(518)	(401)	510
Swaptions	—	(323)	—	1,233
U.S. Treasury and Interest rate swap futures and options	(2,482)	(2,106)	638	8,297
Total	$1,332	$(665)	$(8,445)	$8,799

	Six Months Ended June 30,
	2014		2013
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$7,354	$2,547	$(10,414)	$(1,415)
Eurodollar Futures (1)	(1,438)	208	(1,790)	1,938
Swaptions	—	(842)	—	1,390
U.S. Treasury and Interest rate swap futures and options	(2,526)	(5,239)	727	6,839
Total	$3,390	$(3,326)	$(11,477)	$8,752

(1) At June 30, 2014, the Eurodollar futures consist of 3,088 contracts with expiration dates ranging between September 2014 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. At June 30, 2014 and December 31, 2013, our condensed consolidated balance sheets include TBA-related liabilities of $204.6 million and $191.6 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest Rate Swaps	Derivative assets	$711	$2,041

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $0.3 million have been netted against the asset position of $1.0 million and contracts in a liability position of $0.3 million have been netted against the asset position of $2.3 million in the accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
Derivatives Designated as Hedging Instruments	2014	2013
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$2,041	$(1,744)
Unrealized (loss) gain on interest rate swaps	(1,330)	4,898
Balance at end of the period	$711	$3,154

The Company estimates that over the next 12 months, approximately $1.7 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three and six months ended June 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Interest income
Interest expense-investment securities	$469	$423	$925	$859

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

The following table presents information about the Company’s interest rate swaps as of June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	June 30, 2014		December 31, 2013
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$—	—%	$—	—%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 6 months	—	—	—	—
Over 6 months to 12 months	—	—	—	—
Over 12 months to 24 months	135,000	0.45	135,000	0.45
Over 24 months to 36 months	—	—	—	—
Over 36 months to 48 months	215,000	0.83	215,000	0.83
Over 48 months to 60 months	—	—	—	—
Total	$350,000	0.69%	$350,000	0.69%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of June 30, 2014 and December 31, 2013. The Company had $13.9 million and $10.2 million of restricted cash related to margin posted for its agreements as of June 30, 2014 and December 31, 2013, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.                Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At June 30, 2014, the Company had repurchase agreements with an outstanding balance of $668.4 million and a weighted average interest rate of 0.44%.  At December 31, 2013, the Company had repurchase agreements with an outstanding balance of $791.1 million and a weighted average interest rate of 0.49%. As of June 30, 2014 and December 31, 2013, the average days to maturity for all repurchase agreements were 34 days and 31 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements at June 30, 2014 and December 31, 2013 amounts to $0.3 million and $0.6 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	June 30, 2014			December 31, 2013
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$161,316	$171,907	$174,172	$197,974	$208,703	$214,039
Agency Fixed Rate	411,088	438,082	450,223	489,953	516,010	541,580
Agency IOs	87,589	108,083	116,729	94,698	113,721	122,878
CLOs	8,435	15,090	10,248	8,500	14,789	8,947
Balance at end of the period	$668,428	$733,162	$751,372	$791,125	$853,223	$887,444

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements at June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

Contractual Maturity	June 30, 2014	December 31, 2013
Within 30 days	$357,387	$509,564
Over 30 days to 90 days	311,041	281,561
Total	$668,428	$791,125

As of June 30, 2014, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.0% that implies an average haircut of 8.0%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 8.0%.   As of December 31, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.8%.

In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At June 30, 2014 and December 31, 2013, the Company had repurchase agreements with 11 counterparties. As of June 30, 2014 and December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of June 30, 2014, the Company had $71.1 million in cash and $156.1 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $136.4 million of RMBS, of which $134.2 million are Agency RMBS. The $71.1 million of cash, the $136.4 million in RMBS, and $42.3 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 37.4% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.              Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of June 30, 2014 and December 31, 2013, the Company had Residential CDOs outstanding of $151.1 million and $158.4 million, respectively. As of June 30, 2014 and December 31, 2013, the current weighted average interest rate on these CDOs was 0.53% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $158.3 million and $165.2 million at June 30, 2014 and December 31, 2013, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of June 30, 2014 and December 31, 2013, had a net investment in the residential securitization trusts of $6.2 million and $6.6 million, respectively.

11.              Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II

Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 7, 2014, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

12.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the six months ended June 30, 2014.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2014, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

b.

Investment Securities Available for Sale Held in Securitization Trusts (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.1% to 14.5%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

c.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 2.95% to 5.67%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

d.

Derivative Instruments – The fair value of interest rate swaps, swaptions, options and TBAs are based on dealer quotes. The fair value of future contracts are based on exchange-traded prices. The Company’s derivatives are classified as Level 1 or Level 2 fair values.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2014				December 31, 2013

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$852,253	$—	$852,253	$—	$876,874	$—	$876,874
Non-Agency RMBS	—	2,173	—	2,173	—	2,361	—	2,361
CLOs	—	34,794	—	34,794	—	33,208	—	33,208
Investment securities available for sale held in securitization trusts:
CMBS	—	—	104,291	104,291	—	—	92,578	92,578
Multi-family loans held in securitization trusts	—	—	8,389,084	8,389,084	—	—	8,111,022	8,111,022
Derivative assets:
TBA Securities	—	206,249	—	206,249	—	190,742	—	190,742
Options on U.S. Treasury futures	—	—	—	—	7	—	—	7
U.S. Treasury futures	103	—	—	103	3,257	—	—	3,257
Interest rate swap futures	—	—	—	—	238	—	—	238
Interest rate swaps	—	711	—	711	—	2,041	—	2,041
Swaptions	—	243	—	243	—	1,305	—	1,305
Total	$103	$1,096,423	$8,493,375	$9,589,901	$3,502	$1,106,531	$8,203,600	$9,313,633
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$8,114,270	$8,114,270	$—	$—	$7,871,020	$7,871,020
Derivative liabilities:
Interest rate swap futures	1,916	—	—	1,916
Eurodollar futures	1,224	—	—	1,224	1,432	—	—	1,432
Total	$3,140	$—	$8,114,270	$8,117,410	$1,432	$—	$7,871,020	$7,872,452

The following table details changes in valuation for the Level 3 assets for the six months ended June 30, 2014 and 2013, respectively (amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$8,203,600	$5,514,065
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	318,427	(350,680)
Included in other comprehensive income	8,402	8,639
Purchases	—	1,700,865
Paydowns	(33,669)	(29,871)
Sale of real estate owned	(3,385)	—
Balance at the end of period	$8,493,375	$6,843,018

(1)	Amounts included in interest income from multi-family loans held in securitization trusts and unrealized gain on multi-family loans and debt held in securitization trusts, net.

The following table details changes in valuation for the Level 3 liabilities for the six months ended June 30, 2014 and 2013, respectively (amounts in thousands):

Level 3 Liabilities:

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$7,871,020	$5,319,573
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	280,303	(375,337)
Included in other comprehensive income	—	—
Purchases		1,659,630
Paydowns	(37,053)	(29,863)
Balance at the end of period	$8,114,270	$6,574,003

(1)	Amounts included in interest income from multi-family loans held in securitization trusts and unrealized gain on multi-family loans and debt held in securitization trusts, net.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the three and six months ended June 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Change in unrealized gains (losses) – assets	$197,248	$(288,092)	$340,690	$(328,647)
Change in unrealized (losses) gains – liabilities	(177,229)	297,073	(315,745)	344,679
Net change in unrealized gains included in earnings for assets and liabilities	$20,019	$8,981	$24,945	$16,032

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

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	June 30, 2014				December 31, 2013

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential Mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$7,081	$7,081	$—	$—	$6,591	$6,591
Real estate owned held in residential securitization trusts	—	—	533	533	—	—	1,108	1,108

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2014 and 2013, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Residential mortgage loans held in securitization trusts – impaired loans (net)	$351	$(248)	$367	$(528)
Real estate owned held in residential securitization trusts	(31)	(7)	53	(10)

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

 The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013, respectively, (dollar amounts in thousands):

		June 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$71,133	$71,133	$31,798	$31,798
Investment securities available for sale	Level 2	889,220	889,220	912,443	912,443
Investment securities available for sale, at fair value held in securitization trusts	Level 3	104,291	104,291	92,578	92,578
Residential mortgage loans held in securitization trusts (net)	Level 3	156,129	142,997	163,237	152,104
Distressed residential mortgage loans (net) (1)	Level 3	243,837	261,006	264,434	254,543
Multi-family loans held in securitization trusts	Level 3	8,389,084	8,389,084	8,111,022	8,111,022
Derivative assets	Level 1 or 2	207,306	207,306	197,590	197,590
Mortgage loans held for sale (net) (2)	Level 3	2,491	2,550	2,496	2,595
First mortgage loans (2)	Level 3	8,236	8,572	8,249	8,318
Mezzanine loan and equity investments (2)	Level 3	32,372	32,628	21,568	21,812

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$668,428	$668,428	$791,125	$791,125
Residential collateralized debt obligations	Level 3	151,097	140,277	158,410	151,910
Multi-family collateralized debt obligations	Level 3	8,114,270	8,114,270	7,871,020	7,871,020
Securitized debt	Level 3	294,312	304,938	304,964	311,535
Derivative liabilities	Level 1 or 2	3,140	3,140	1,432	1,432
Payable for securities purchased	Level 1	204,580	204,580	191,592	191,592
Subordinated debentures	Level 3	45,000	37,767	45,000	39,310

(1)

Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $233.1 million and $254.7 million at June 30, 2014 and December 31, 2013, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $10.7 million and $9.7 million are included in receivables and other assets in the accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 3,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013. On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, 3,450,000 shares authorized, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses.   The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.  The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) designating the Series B Preferred Stock until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock.

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

From the time of original issuance of the Series B Preferred Stock through June 30, 2014, the Company has declared and paid all required quarterly dividends on such stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock from issuance through June 30, 2014:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
June 18, 2014	July 1, 2014	July 15, 2014	$0.484375
March 13, 2014	April 1, 2014	April 15, 2014	$0.484375
December 10, 2013	January 1, 2014	January 15, 2014	$0.484375
September 12, 2013	October 1, 2013	October 15, 2013	$0.484375
June 18, 2013	July 1, 2013	July 15, 2013	$0.220660

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2013 and ended June 30, 2014:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2014	June 18, 2014	June 30, 2014	July 25, 2014	$0.27
First Quarter 2014	March 13, 2014	March 24, 2014	April 25, 2014	0.27
Fourth Quarter 2013	December 10, 2013	December 20, 2013	January 27, 2014	0.27
Third Quarter 2013	September 12, 2013	September 23, 2013	October 25, 2013	0.27
Second Quarter 2013	June 18, 2013	June 28, 2013	July 25, 2013	0.27
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	0.27

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the six months ended June 30, 2014.

Share Issue Date	Shares Issued	Net Proceeds (1)
(Amounts in Thousands)
April 7, 2014	14,950	$109,916
January 10, 2014	11,500	$75,846

(1)	Proceeds are net of underwriting costs and offering expenses paid by the Company.

(d)	Equity Distribution Agreement

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) as the placement agent, pursuant to which we may sell up to $25,000,000 worth of shares of our common stock from time to time through JMP. We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the six months ended June 30, 2014, there were no shares issued under the equity distribution agreement. During the six months ended June 30, 2013, we issued 480,014 shares under the equity distribution agreement resulting in total net proceeds to the Company of $3.5 million, after deducting the placement fees.

15.          Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the six months ended June 30, 2014 and 2013.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders– Basic	$30,326	$11,238	$51,584	$26,621
Net income attributable to common stockholders– Dilutive	30,326	11,238	51,584	26,621
Denominator:
Weighted average basic shares outstanding	89,686	58,959	82,137	54,311
Weighted average dilutive shares outstanding	89,686	58,959	82,137	54,311
EPS:
Basic EPS	$0.34	$0.19	$0.63	$0.49
Dilutive EPS	$0.34	$0.19	$0.63	$0.49

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

Of the common stock authorized at June 30, 2014 and December 31, 2013, 862,512 shares and 995,029 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. At June 30, 2014 and December 31, 2013, there were 162,171 and 94,873 shares of unvested restricted stock outstanding under the 2010 Plan. The Company’s directors have been issued 111,311 and 83,311 shares under the 2010 Plan as of June 30, 2014 and December 31, 2013, respectively. The Company’s officers have been issued 216,177 and 111,660 shares under the 2010 Plan as of June 30, 2014 and December 31, 2013, respectively.

During the three and six months ended June 30, 2014, the Company recognized non-cash compensation expense of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2013, the Company recognized non-cash compensation expense of $0.1 million and $0.1 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the six months ended June 30, 2014 and 2013.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the six months ended June 30, 2014 and 2013, respectively, are presented below:

	2014		2013
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	94,873	$7.01	31,580	$6.58
Granted	104,517	7.39	75,385	7.13
Vested	(37,219)	6.97	(12,091)	6.65
Non-vested shares as of June 30	162,171	$7.26	94,874	$7.01
Weighted-average fair value of restricted stock granted during the period	104,517	$7.39	75,385	$7.13

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2014 and 2013, the Company had unrecognized compensation expense of $1.0 million and $0.6 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at June 30, 2014 is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted shares vested during the six months ended June 30, 2014 and 2013 was approximately $0.3 million and $0.1 million, respectively. The requisite service period for restricted shares at issuance is three years.

 17.              Income Taxes

At June 30, 2014, a wholly owned TRS of the Company had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain “built in gains” on its CLOs. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a net operating loss, or NOL carryforward to offset its taxable income becomes limited to a certain amount per year. In 2013, the Company, through its wholly owned TRSs, incurred net operating losses in the aggregate amount of approximately $2.5 million. The Company’s carryforward net operating losses will expire by 2033 if they are not offset by future taxable income. Additionally, during 2013, the Company, through one of its wholly owned TRSs, also incurred approximately $3.5 million in capital losses. The Company’s carryforward capital losses will expire by 2018 if they are not offset by future capital gains. The Company has recorded a valuation allowance against certain deferred tax assets at June 30, 2014 as management does not believe that it is more likely than not that these deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2010. The Company has assessed its tax positions for all open years, which includes 2010 to 2013 and concluded that there are no material uncertainties to be recognized.

During the three and six months ended June 30, 2014, the Company’s TRSs recorded approximately $0.5 million and $3.6 million, respectively, of income tax expense.   During the three and six months ended June 30, 2013, the Company’s TRSs recorded approximately $0.2 million and $0.3 million, respectively, of income tax expense.   The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income and a valuation allowance and other differences.

The gross deferred tax asset at June 30, 2014 and December 31, 2013 is $32.5 million and $30.3 million, respectively. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of June 30, 2014 and December 31, 2013 are as follows (dollar amounts in thousands):

	June 30, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryforward	$29,465	$28,250
Net capital loss carryforward	2,347	1,594
GAAP/Tax basis differences	645	489
Total deferred tax assets (1)	32,457	30,333

Valuation allowance	(30,989)	(30,278)

Deferred tax liabilities
Deferred tax liabilities	1,070	55
Total deferred tax liabilities (2)	1,070	55

Total net deferred tax asset	$398	$—

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.
(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

As of June 30, 2014 and December 31, 2013, the Company owned a 20% membership interest in RiverBanc. For the three and six months ended June 30, 2014, the Company recognized approximately $0.1 million and $0.3 million in income related to its investment in RiverBanc, respectively. For the three and six months ended June 30, 2013, the Company recognized approximately $0.1 million and $0.1 million in income related to its investment in RiverBanc, respectively.

 For the three and six months ended June 30, 2014, the Company expensed $1.1 million and $2.2 million in fees to RiverBanc, respectively.   For the three and six months ended June 30, 2013, the Company expensed $0.7 million and $1.3 million in fees to RiverBanc, respectively. As of June 30, 2014 and December 31, 2013, the Company had fees payable to RiverBanc of $0.7 million and $1.0 million, respectively, included in accrued expenses and other liabilities.

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

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, CLOs and certain residential mortgage loans held in securitization trusts. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands, Midway and RiverBanc, with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, Midway providing investment management services with respect to our investments in Agency IOs, and RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt investments.

Key Second Quarter 2014 Developments

Public Offering of Common Stock

On April 7, 2014, we closed on the issuance of 14,950,000 shares of common stock to the underwriters (including the 1,950,000 shares issuable pursuant to the option granted to the underwriters), resulting in net proceeds to the Company of approximately $109.9 million, after deducting estimated offering expenses.

Second Quarter 2014 Common Stock and Preferred Stock Dividends

On June 18, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.27 per common share for the quarter ended June 30, 2014. The dividend was paid on July 25, 2014 to our common stockholders of record as of June 30, 2014.

Also, in accordance with the terms of our Series B Preferred Stock on June 18, 2014, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on July 15, 2014 to our preferred stockholders of record as of July 1, 2014.

Current Market Conditions and Commentary

General. The U.S. economy performed below the expectations of the U.S. Federal Reserve, or Federal Reserve, during the first half of 2014 posting a decline of 2.1% (revised) in U.S. real gross domestic product (“GDP”) in the first quarter of 2014, largely driven by the severe winter weather impacting much of the country in January and February and by lower exports, and an increase of 4.0% (preliminary) in GDP during the second quarter of 2014. This compares to growth of 4.1% and 2.6% in the third and fourth quarters of 2013, respectively, and the Federal Reserve’s prediction in early 2014 of 3% or greater GDP growth for full year 2014. In light of the slower than expected economic growth during the first half of 2014, in June 2014, Federal Reserve policymakers revised downward their March 2014 GDP growth projections for 2014, with the central tendency projections for GDP growth ranging from 2.1% to 2.3% for 2014 (down from 2.8% to 3.0% in March 2014) while maintaining their GDP growth projections for 2015 of 3.0% to 3.2%.

Meanwhile, a number of other economic indicators during the second quarter of 2014 suggest an economy that is building momentum. According to the U.S. Department of Labor, the U.S. unemployment rate at the end of June 2014 declined to 6.1%, down from an unemployment rate of 6.7% as of the end of March 2014, while total nonfarm payroll employment posted an estimated average monthly increase of approximately 272,000 jobs during the second quarter of 2014 as compared to an average monthly increase of 178,000 jobs during the first quarter of 2014 and 194,000 jobs during the year ended December 31, 2013. The lower average monthly employment growth numbers for the first quarter of 2014 were significantly impacted by the jobs number in January 2014, which recorded just 144,000 new jobs. The Conference Board’s Consumer Confidence Index for July also suggests that the outlook for the economy may be improving as well, with consumer confidence higher for the third straight month in July 2014 and now at its highest level since October 2007.

Federal Reserve and Monetary Policy. Since commencing reductions in its purchases under QE3 of (i) longer-term U.S. Treasury securities and (ii) Agency RMBS, the Federal Reserve has maintained its previously announced pace for reducing purchases under its asset purchase program. Beginning in August 2014, the pace of the Federal Reserve’s purchases of longer-term U.S. Treasury securities and Agency RMBS was reduced to $15 billion and $10 billion per month, respectively, with further reductions of $10 billion per month. According to the minutes from the Federal Reserve Open Market Committee’s June 2014 meeting, the Federal Reserve expects to end its asset purchases under QE3 in October 2014.

In July 2014, the Federal Reserve maintained its intent to keep the target range for the federal funds rate between 0% and 0.25% and indicated that in determining how long to maintain the current target range, the Federal Reserve will assess progress, both realized and expected, towards its objectives of maximum employment and 2% inflation.

Single-Family Homes and Residential Mortgage Market. The residential real estate market has continued to decelerate in the first four months of 2014, as evidenced by the 0.2% rise in the S&P/Case-Shiller index of home prices in 20 major cities in April, down from 1.2% in March 2014. Over the last year (April 2014 versus April 2013), prices have risen 10.8%, compared with a 13.2% gain in January 2014. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 618,700 during the second quarter of 2014, as compared to 605,300 during the first quarter of 2014 and 617,600 in the year ended December 31, 2013. We expect the single-family residential real estate market to continue to improve modestly in the near term, but believe that the run up in home prices over the past couple of years, the hesitancy of first-time home buyers to enter the market and the continued difficulty that many borrowers face in trying to obtain mortgage financing will contribute to slowing housing gains for single family homes over the balance of 2014.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 351,300 during the second quarter of 2014, as compared to 305,300 during the first quarter of 2014 and 293,700 in the year ended December 31, 2013. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own.

Credit Spreads. Credit spreads in the residential and commercial markets have generally continued to tighten further during the second quarter of 2014, continuing a trend exhibited during a significant part of 2012, 2013 and the first quarter of 2014. Typically when credit spreads widen, credit-sensitive assets such as CLOs, multi-family CMBS, distressed residential loans, as well as Agency IOs, are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Comparable to the first quarter of 2014, asset gathering in the second quarter of 2014 has proven to be challenging. In our view, further tightening of credit spreads has largely resulted from the continued pursuit of credit sensitive assets by a significant amount of investable capital, thereby placing upward pressure on the pricing of the credit sensitive assets that we currently target. Although this trend has had a positive impact on the value of many of the credit sensitive assets in our existing portfolio, which in turn has helped to move our book value per common share higher, it has resulted in a more challenging current return environment for new investment in these asset classes, particularly for new multi-family CMBS product and distressed residential loans. Given this challenging current return environment, we expect to remain selective and opportunistic as we source new credit sensitive product in the second half of 2014, but remain focused in the near term on allocating greater capital to credit sensitive assets that rely on asset selection rather than leverage to generate our targeted returns.

Financing markets and liquidity. In light of the slower than expected economic growth during the first half of 2014, the markets have effectively repriced the long-end of the yield curve, with the yield of the ten-year U.S. Treasury Note declining by 51 basis points since December 31, 2013 to 2.52% at June 30, 2014, while short-term interest rates have held steady for the most part during the first half of 2014. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.15% at June 30, 2014, marking a decrease of approximately 1 basis point from December 31, 2013.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. One of the proposed bills that has received serious consideration is the Housing Finance Reform and Taxpayer Protection Act of 2013, also known as the Corker-Warner Bill, which was introduced in the U.S. Senate. This legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. During the second quarter of 2014, the proposed legislation failed to secure enough support to make it out of the Senate Banking Committee for a full vote. It remains unclear how the U.S. Congress will move forward on GSE reform at this time and what impact, if any, GSE reform will have on mortgage REITs.

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

Fair value. The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. Such inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company’s CMBS IOs, CMBS POs, multi-family loans held in securitization trusts and multi-family CDOs are considered to be the most significant of its fair value estimates.

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

Variable Interest Entities – An entity that lacks one or more of the characteristics of a voting interest entity.  A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company consolidates a VIE when it is the primary beneficiary of such VIE. As primary beneficiary, it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of June 30, 2014 and December 31, 2013, we owned 100% of the first loss tranche of securities of the “Consolidated K-Series”. The Consolidated K-Series collectively represents six separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

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

Acquired Distressed Residential Mortgage Loans – Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30. Under ASC 310-30, the acquired loans may be accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

At June 30, 2014:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans(3)	Other(4)	Total

Carrying value	$712,531	$139,722	$419,515	$243,837	$156,129	$41,218	$1,712,952
Liabilities:
Callable(5)	(572,404)	(87,589)	—	—	—	(8,435)	(668,428)
Non-callable	—	—	(135,295)	(159,017)	(151,097)	(45,000)	(490,409)
Hedges (Net)(6)	2,992	10,502	—	—	—	—	13,494
Cash	10,459	42,323	—	—	—	60,552	113,334
Other	2,058	480	1,346	26,159	1,144	(17,882)	13,305
Net capital allocated	$155,636	$105,438	$285,566	$110,979	$6,176	$30,453	$694,248

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of June 30, 2014 follows:

Multi-family loans held in securitization trusts, at fair value	$8,389,084
Multi-family CDOs, at fair value	(8,114,270)
Net carrying value	274,814
Investment securities available for sale, at fair value held in securitization trusts	104,291
Total CMBS, at fair value	379,105
First mortgage loan, mezzanine loan and preferred equity investments	40,410
Securitized debt	(135,295)
Other	1,346
Net Capital in Multi-family	$285,566

(3)	Represents our residential mortgage loans held in securitization trusts.
(4)

Other includes CLOs having a carrying value of $34.8 million, non-Agency RMBS and loans held for investment. Other callable liabilities include an $8.4 million repurchase agreement on our CLO securities and other non-callable liabilities consist of $45.0 million in subordinated debentures.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 to the Three and Six Months Ended June 30, 2013

For the three and six months ended June 30, 2014, we reported net income attributable to common stockholders of $30.3 million and $51.6 million, respectively, as compared to net income attributable to common stockholders of $11.2 million and $26.6 million, respectively, for the same periods in 2013. In general, the increase in a number of the line items below is largely a function of the growth in the Company’s stockholders’ equity from $473.3 million as of June 30, 2013 to $694.3 million as of June 30, 2014. The main components of the change in net income for the three and six months ended June 30, 2014, as compared to the same periods in 2013 are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	$ Change	2014	2013	$ Change
Net interest income	$19,883	$13,899	$5,984	$39,708	$26,883	$12,825
Total other income	$20,011	$2,834	$17,177	$33,486	$9,299	$24,187
Total general, administrative and other expenses	$7,577	$4,644	$2,933	$15,136	$8,579	$6,557
Income from operations before income taxes	$32,317	$12,089	$20,228	$58,058	$27,603	$30,455
Income tax expense	$538	$189	$349	$3,568	$320	$3,248
Net income	$31,779	$11,900	$19,879	$54,490	$27,283	$27,207
Preferred stock dividends	$(1,453)	$(662)	$(791)	$(2,906)	$(662)	$(2,244)
Net income attributable to common stockholders	$30,326	$11,238	$19,088	$51,584	$26,621	$24,963
Basic income per common share	$0.34	$0.19	$0.15	$0.63	$0.49	$0.14
Diluted income per common share	$0.34	$0.19	$0.15	$0.63	$0.49	$0.14

Net Interest Income

The significant increase in net interest income for the three and six months ended June 30, 2014 is directly attributable to the growth in our average interest earning assets, which increased by $100.9 million at June 30, 2014 as compared to the second quarter of 2013. During the past year, the Company increasingly allocated both new and recycled capital to credit sensitive, higher yielding investments and allocated less capital to its Agency RMBS portfolio, which is lower-yielding. As of June 30, 2014, investments in multi-family CMBS, other multi-family investments and distressed residential loans increased to $663.4 million as compared to $458.9 million as of June 30, 2013. The combination of investment allocation to credit sensitive assets and lower prepayment rates during the three and six months ended June 30, 2014 resulted in a 112 and 102 basis point increase in net interest spread when compared to the three and six months ended June 30, 2013, respectively (See “Quarterly Comparative Net Interest Spread” and “Prepayment Experience” section below).

Other Income

Total other income increased by $17.2 million and $24.2 million for the three and six months ended June 30, 2014 as compared to the same periods in 2013, respectively and were primarily driven by:

●

an increase in realized gains on distressed residential mortgage loans of $(0.0) million and $8.1 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The realized gains are derived from loan refinancings, workouts and resales, with the majority of the realized income on these assets from loan resales during the first quarter of 2014. Income generated from distressed residential loan workouts and resales was lower in the second quarter of 2014 as compared to the prior quarter primarily as a result of lengthier diligence and settlement procedures. Because each buyer’s diligence requirements differ, income generation from the workout or resale of these loans remains challenging to predict and may be uneven from quarter to quarter.

●

an increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $11.0 million and $8.9 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily due to improved pricing on our multi-family CMBS investments as compared to the corresponding prior periods resulting from greater market demand for this product; and

●

an increase in realized gain on investment securities and related hedges of $9.8 million and $15.0 million partially offset by an increase in unrealized loss on investment securities and related hedges of $3.3 million and $7.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, which is primarily related to our Agency IO portfolio. The Agency IO portfolio performed better in the second quarter of 2014 due to lower interest rate volatility, lower CPRs and improved IO pricing as compared to the second quarter of 2013.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
General, Administrative and Other Expenses	2014	2013	$ Change	2014	2013	$ Change
Salaries, benefits and directors’ compensation	$1,144	$494	$650	$2,194	$1,091	$1,103
Professional fees	626	499	127	1,517	1,233	284
Base management and incentive fees	3,866	1,687	2,179	7,644	3,242	4,402
Expenses on distressed residential mortgage loans	1,217	1,117	100	2,429	1,566	863
Other	724	847	(123)	1,352	1,447	(95)
Total	$7,577	$4,644	$2,933	$15,136	$8,579	$6,557

 The increase in general, administrative and other expenses was largely attributable to the increase in management fees, expenses related to our distressed residential mortgage loan investments and salaries, benefits and directors’ compensation. The increase in base management and incentive fees was driven in large part by the increase in assets managed by our external managers, which closely corresponds to the growth in our stockholders’ equity since the first quarter of 2013, and the performance of the assets they manage for us during the period, which resulted in incentive fees earned. The increase in expenses related to distressed residential mortgage loans is due to the increase in our investment in this asset class as compared to the same period in 2013. The distressed residential mortgage loan strategy typically has a higher cost, as loan servicing and resolution processing on distressed loans is more operationally intensive than performing loans. The increase in salaries, benefits and directors’ compensation can be attributed to internalization of the Company’s accounting function.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in realized gains resulting from loan sales in our distressed loan portfolio, as gain on sale from loan activity is transacted in a taxable REIT subsidiary for REIT compliance purposes and accordingly is subject to local, state and federal taxes.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflect the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans including, distressed residential loans held in securitization trusts, loans held for investment, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions)(2)	Weighted Average Yield on Interest Earning Assets(3)	Cost of Funds(4)	Net Interest Spread(5)
June 30, 2014(1)	$1,625.0	6.60%	2.00%	4.60%
March 31, 2014(1)	$1,632.2	6.40%	2.01%	4.39%
December 31, 2013(1)	$1,644.7	5.99%	1.89%	4.10%
September 30, 2013(1)	$1,586.6	5.21%	1.62%	3.59%
June 30, 2013(1)	$1,524.1	4.89%	1.41%	3.48%
March 31, 2013(1)	$1,446.1	4.86%	1.38%	3.48%
December 31, 2012	$1,350.2	4.46%	1.13%	3.33%
September 30, 2012	$698.5	5.99%	1.29%	4.70%

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

(5)	Net Interest Spread is the difference between our Weighted Average Yield on Interest Earning Assets and our Cost of Funds.

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non- Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%
December 31, 2013	6.7%	5.3%	13.5%	16.8%	12.6%	10.0%
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%
June 30, 2013	22.2%	6.4%	21.9%	18.3%	6.5%	15.4%
March 31, 2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%

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

As a result of the significant increase in long-term treasury rates and mortgage rates during the quarter ended June 30, 2013, mortgage originations related to refinancing decreased, resulting in lower prepayment speeds for many of our Agency RMBS in the latter part of 2013 and early 2014. Prepayment speeds increased modestly during the second quarter of 2014 in conjunction with the decline of longer-term treasury rates.

 Portfolio Asset Yields for the Quarter Ended June 30, 2014

The following table summarizes the Company’s significant assets at and for the quarter ended June 30, 2014, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupon(1)	Yield(1)	CPR(1)
Agency Fixed Rate RMBS	$514,337	2.94%	1.97%	6.7%
Multi-family Investments(2)	$402,638	0.14%	12.38%	N/A
Distressed Residential Loans(3)	$243,837	6.81%	8.17%	N/A
Agency ARMs	$198,194	2.90%	2.03%	9.9%
Residential Securitized Loans	$156,129	2.50%	2.46%	7.0%
Agency IOs	$139,722	5.60%	13.51%	12.7%
CLOs	$34,794	4.16%	40.72%	N/A

(1)	Coupons, yields and CPRs are based on second quarter 2014 daily average balances. Yields are calculated on amortized cost basis.
(2)

Includes CMBS and mezzanine loans to and preferred equity investments in owners of multi-family properties accounted for as loans held for investment. Mezzanine loans and preferred equity investments amounting to approximately $16.9 million that are accounted for using the equity method of accounting are not included. CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

(3)	Distressed residential loan yield is net of provision for loan losses.

Financial Condition

As of June 30, 2014, we had approximately $10.2 billion of total assets, as compared to approximately $9.9 billion of total assets as of December 31, 2013. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. See "Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale.  At June 30, 2014, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At June 30, 2014, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in investment securities available for sale as of June 30, 2014 as compared to December 31, 2013 is primarily a result of principal paydowns.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	June 30, 2014		December 31, 2013
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2011	$21,740	$22,949	$24,500	$25,815
2011	22,733	24,016	25,795	27,243
2012	146,801	151,229	153,863	156,264
Total ARMs	191,274	198,194	204,158	209,322

Fixed
2011	2,300	2,386	3,028	3,085
2012	494,742	511,951	526,465	532,858
Total Fixed	497,042	514,337	529,493	535,943

IO
Prior to 2011	232,899	34,156	247,739	34,793
2011	146,986	24,146	160,856	26,350
2012	305,972	54,477	293,322	52,388
2013	134,242	24,714	100,656	18,078
2014	17,766	2,229	—	—
Total IOs	837,865	139,722	802,573	131,609

Total Agency RMBS	1,526,181	852,253	1,536,224	876,874
Non Agency RMBS
2006	2,824	2,173	3,001	2,361
CLOs
2007	35,550	34,794	35,550	33,208

Total	$1,564,555	$889,220	$1,574,775	$912,443

Investment Securities Available for Sale Held in Securitization Trusts.  At June 30, 2014, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to consolidated VIEs that have been securitized into beneficial interests. The increase in carrying value at June 30, 2014 is primarily due to improved pricing on our CMBS investments. The following table sets forth the balances of our investment securities available for sale held in securitization trusts by vintage (i.e., by issue year) as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	June 30, 2014		December 31, 2013
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$895,004	$33,016	$900,137	$29,289
2012	1,099,537	71,275	1,101,549	63,289
Total	$1,994,541	$104,291	$2,001,686	$92,578

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At June 30, 2014, residential mortgage loans held in securitization trusts totaled approximately $156.1 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $6.2 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 83.4% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 9 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
June 30, 2014	405	$158,327	$156,129
December 31, 2013	422	$165,173	$163,237

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of June 30, 2014 and December 31, 2013 respectively (dollar amounts in thousands):

	June 30, 2014			December 31, 2013
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$440	2,950	48	$438	$2,950	$48
Current Coupon Rate	2.76%	7.25%	1.25%	2.77%	7.25%	1.25%
Gross Margin	2.37%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.33%	13.25%	9.13%	11.32%	13.25%	9.13%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	251	258	217	256	264	223
Average Months to Reset	3	11	1	3	11	1
Original FICO Score	727	818	593	727	818	593
Original LTV	70.14%	95.00%	13.94%	70.21%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the six months ended June 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2014	$165,173	$1,053	$(2,989)	$163,237
Principal repayments	(7,745)	—	—	(7,745)
Provision for loan loss	—	—	(367)	(367)
Transfer to real estate owned	(212)	—	157	(55)
Charge-Offs	1,111	—	—	1,111
Amortization of premium	—	(52)	—	(52)
Balance, June 30, 2014	$158,327	$1,001	$(3,199)	$156,129

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$189,009	$1,198	$(2,978)	$187,229
Principal repayments	(9,432)	—	—	(9,432)
Provision for loan loss	—	—	(528)	(528)
Transfer to real estate owned	(147)	—	83	(64)
Charge-Offs	—	—	36	36
Amortization of premium	—	(61)	—	(61)
Balance, June 30, 2013	$179,430	$1,137	$(3,387)	$177,180

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

At June 30, 2014 and December 31, 2013, distressed residential mortgage loans held in securitization trusts, had a carrying value of $233.1 million and $254.7 million, respectively. The Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $100.4 million and $93.9 million at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, distressed residential mortgage loans included in receivables and other assets account in the accompanying condensed consolidated balance sheets had a carrying value of $10.7 million and $9.7 million, respectively.

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
June 30, 2014	2,439	$308,680	$243,837
December 31, 2013	2,580	$339,578	$264,434

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase			June 30, 2014	December 31, 2013
50.00% or less			4.3%	4.3%
50.01%	-	60.00%	4.3%	4.2%
60.01%	-	70.00%	8.1%	7.4%
70.01%	-	80.00%	10.4%	9.9%
80.01%	-	90.00%	15.5%	14.5%
90.01%	-	100.00%	12.5%	12.2%
100.01% and over			44.9%	47.5%
Total			100.0%	100.0%

FICO Scores at Purchase			June 30, 2014	December 31, 2013
550 or less			15.6%	16.4%
551	to	600	22.4%	22.6%
601	to	650	24.3%	24.6%
651	to	700	19.1%	18.8%
701	to	750	12.1%	11.7%
751	to	800	5.7%	5.2%
801 and over			0.8%	0.7%
Total			100.0%	100.0%

Current Coupon			June 30, 2014	December 31, 2013
3.00% or less			18.2%	17.9%
3.01%	-	4.00%	8.8%	9.9%
4.01%	-	5.00%	10.8%	10.1%
5.01%	-	6.00%	13.5%	14.6%
6.01% and over			48.7%	47.5%
Total			100.0%	100.0%

Delinquency Status	June 30, 2014	December 31, 2013
Current	92.9%	79.5%
31 – 60 days	0.5%	12.0%
61 – 90 days	2.3%	4.1%
90+ days	4.3%	4.4%
Total	100.0%	100.0%

Origination Year	June 30, 2014	December 31, 2013
2005 or earlier	34.3%	33.4%
2006	17.3%	15.6%
2007	41.3%	44.0%
2008 or later	7.1%	7.0%
Total	100.0%	100.0%

Consolidated K-Series. As of June 30, 2014 and December 31, 2013, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations as of June 30, 2014 and December 31, 2013, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of June 30, 2014 and December 31, 2013, the Consolidated K-Series was comprised of $8.4 billion and $8.1 billion, respectively, in multi-family loans held in securitization trusts and $8.1 billion and $7.9 billion, respectively, in multi-family CDOs outstanding with a weighted average interest rate of 4.3%. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the six months ended June 30, 2014 included $150.4 million in interest income and $137.9 million in interest expense, respectively. Also, we recognized a $24.9 million unrealized gain in the statement of operations for the six months ended June 30, 2014 as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $274.8 million and $240.0 million as of June 30, 2014 and December 31, 2013, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of June 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands, except as noted):

June 30, 2014	December 31, 2013
Current balance of loans	$12,376,884	$12,585,131
Number of loans	735	742
Weighted average original LTV	69.1%	69.0%
Weighted average underwritten debt service coverage ratio	1.50	x	1.50	x
Current average loan size	$16,839	$16,961
Weighted average original loan term (in months)	113	112
Weighted average current remaining term (in months)	82	85
Weighted average loan rate	4.37%	4.37%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	14.0%	14.0%
Texas	13.3%	13.7%
New York	7.0%	7.2%
Florida	6.5%	6.5%
Washington	5.4%	5.3%

Financing Arrangements, Portfolio Investments. As of June 30, 2014 and December 31, 2013, we had approximately $668.4 million and $791.1 million of repurchase borrowings outstanding, respectively.   As of June 30, 2014 and December 31, 2013, the current weighted average borrowing rate on these financing facilities was 0.44% and 0.49%, respectively. Our repurchase agreements typically have terms of 30 days.

As of June 30, 2014 and December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of June 30, 2014, the outstanding balance under our repurchase agreements was funded at an advance rate of 92% that implies an average haircut of 8.0%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 8.0% and 7.8% as of June 30, 2014 and December 31, 2013, respectively.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during the quarter over the last three years for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2014	$725,761	$668,428	$758,857
March 31, 2014	$774,545	$767,827	$784,019

December 31, 2013	$796,044	$791,125	$800,193
September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667
March 31, 2013	$879,732	$878,824	$882,611

December 31, 2012	$878,201	$889,134	$889,134
September 30, 2012	$446,610	$580,176	$592,976
June 30, 2012	$129,101	$138,871	$138,871
March 31, 2012	$113,092	$118,385	$118,385

Residential Collateralized Debt Obligations. As of June 30, 2014 and December 31, 2013, we had Residential CDOs, of $151.1 million and $158.4 million, respectively. As of June 30, 2014 and December 31, 2013, the weighted average interest rate of these Residential CDOs was 0.53% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $158.3 million and $165.2 million at June 30, 2014 and December 31, 2013, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of June 30, 2014 and December 31, 2013, had a net investment in the residential securitization trusts of $6.2 million and $6.6 million, respectively.

Securitized Debt. The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization	Collateralized Recourse Financings	Distressed Residential Mortgage Loan Securitizations

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$107,853	$176,970
Principal Amount at June 30, 2014	$34,358	$107,853	$159,017
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Carrying Value at June 30, 2014	$27,442	$107,853	$159,017
Carrying Value at December 31, 2013	$27,240	$107,853	$169,871
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25% - 6.50%	4.25% - 4.85%

Refer to Note 7 of our condensed consolidated financial statements included in this report for more information on Securitized Debt.

Subordinated Debentures. As of June 30, 2014, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.07%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At June 30, 2014, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $0.7 million. At December 31, 2013, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $2.0 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at June 30, 2014 was $694.3 million and included $23.6 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $12.9 million in unrealized gains primarily related to our CLOs, $26.7 million in net unrealized gains related to our CMBS and $0.7 million in unrealized derivative gains related to cash flow hedges, partially offset by $16.7 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2013 was $480.7 million and included $3.1 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $14.7 million in unrealized gains primarily related to our CLOs, $18.3 million in net unrealized gains related to our CMBS and $2.0 million in unrealized derivative gains related to cash flow hedges, partially offset by $31.9 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. The increase in stockholders’ equity at June 30, 2014, as compared to December 31, 2013, is primarily due to our issuance of common stock in public offerings with net proceeds to us of $185.7 million, after deducting offering expenses, during the six months ended June 30, 2014.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and six months ended June 30, 2014 (amounts in thousands, except per share):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$490,842	75,707	$6.48	$405,666	64,102	$6.33
Common stock issuance, net	110,339	14,978		186,377	26,583
Balance after share issuance activity	601,181	90,685	6.63	592,043	90,685	6.53
Dividends declared	(24,485)		(0.27)	(44,926)		(0.50)
Net change AOCI: (2)
Hedges	(1,201)		(0.01)	(1,330)		(0.01)
RMBS	8,640		0.10	15,276		0.17
CMBS	6,482		0.07	8,402		0.09
CLOs	(1,695)		(0.02)	(1,801)		(0.02)
Net income attributable to common stockholders	30,326		0.33	51,584		0.57
Ending Balance	$619,248	90,685	$6.83	$619,248	90,685	$6.83

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of June 30, 2014 of 90,684,546
(2)	Accumulated other comprehensive income (“AOCI”).

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

During the six months ended June 30, 2014, net cash increased $39.3 million, as a result of $52.4 million provided by investing activities and $16.5 million of cash provided by operating activities offset by $29.6 million used in financing activities. Our investing activities primarily included $45.5 million in principal paydowns received on investment securities available for sale, $33.7 million in principal repayments received on multi-family loans held in securitization trusts, $7.2 million in principal repayments received on residential mortgage loans held in securitization trusts, $48.1 million in principal repayments and proceeds from sales and refinancings of distressed residential mortgage loans, partially offset by $20.1 million of purchases of distressed residential mortgage loans, $20.3 million of purchases of investment securities, $12.5 million in the funding of a mezzanine loan and $32.7 million decrease in restricted cash. Our financing activities primarily included net proceeds from common stock issuances of $186.1 million, partially offset by $122.7 million in payments of financing arrangements, $33.7 million in payments made on multi-family CDOs, $40.6 million in dividends paid on common stock and Series B Preferred Stock, $7.3 million in payments made on Residential CDOs, and $11.0 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt (including financings similar to our CMBS Master Repurchase Agreements), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At June 30, 2014, we had cash and cash equivalents balances of $71.1 million, which increased from December 31, 2013. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements (typically 30 days) to finance the more liquid assets in our investment portfolio, such as Agency RMBS and CLOs. Recently, certain repurchase agreement lenders have elected to exit the repo lending market for various reasons, including new capital requirement regulations. However, as certain lenders have exited the space, other financing counterparties that had not participated in the repo lending market historically have begun to step in to replace many of the lenders that have elected to exit.

As of June 30, 2014, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of June 30, 2014, we had an aggregate amount at risk under our repurchase agreements with eleven counterparties of approximately $64.7 million, with no greater than approximately $22.8 million at risk with any single counterparty.

At June 30, 2014, the Company had short-term repurchase agreement borrowings of $668.4 million as compared to $791.1 million as of December 31, 2013. In addition to our excess cash, the Company has $156.1 million in unencumbered securities, including $136.4 million of RMBS, of which $134.2 million are Agency RMBS. The $71.1 million of cash, the $136.4 million in RMBS, and $42.3 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements, which collectively represent 37.4% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

At June 30, 2014, we also had other longer-term debt, including Residential CDOs outstanding of $151.1 million, multi-family CDOs outstanding of $8.1 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $294.3 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2012 and November 2013 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 of our condensed consolidated financial statements.

As of June 30, 2014, our overall leverage ratio, including both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 1.5 to 1. As of June 30, 2014, our leverage ratio on our short term financings or callable debt was approximately 1 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $204.6 million at June 30, 2014, and is included in payable for securities purchased on our condensed consolidated balance sheet.

We also use U.S. Treasury securities and U.S. Treasury futures and options to hedge interest rate risk associated with our investments in Agency IOs and interest rate swap agreements and swaptions as a mechanism to reduce the interest rate risk of our Agency ARMs and residential mortgage loans held in securitization trusts.

For additional information regarding the Company’s derivative instruments and hedging activities for the periods covered by this report, including the fair values and notional amounts of these instruments and realized and unrealized gains and losses relating to these instruments, please see Note 8 to our condensed consolidated financial statements included in this report. Also, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk, under the caption, “Fair Value Risk”, for a tabular presentation of the sensitivity of the market value and net duration changes of the Company’s portfolio across various changes in interest rates, which takes into account the Company’s hedging activities.

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. During the six months ended June 30, 2014, we closed on the following public equity offerings:

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

●

On April 2, 2014, we entered into an underwriting agreement whereby the underwriters agreed to purchase 14,950,000 shares of our common stock (including the 1,950,000 shares that were issuable pursuant to an over-allotment option) from us at a price of $7.36 per share. On April 7, 2014, we closed on the issuance of 14,950,000 shares of common stock to the underwriters, resulting in net proceeds to the Company of approximately $109.9 million, after deducting offering expenses.

We intend to invest substantially all of the net proceeds from the respective offerings to fund additional investments in our targeted assets, particularly, distressed residential mortgage loans and mezzanine loans to or preferred equity investments in owners of multi-family properties.

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. On January 14, 2013, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP. On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the three and six months ended June 30, 2014, we did not issue any shares under the equity distribution agreement. As of June 30, 2014, approximately $19.0 million of common stock remains available for issuance under our “at the market” offering program.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three and Six Months Ended June 30, 2014 to Three Months Ended June 30, 2013 - Comparative Expenses" for more information regarding the base management and incentive fee incurred during the six months ended June 30, 2014. In addition, pursuant to the terms of our former advisory relationship with Harvest Capital Strategies, LLC, or HCS, we also may pay incentive compensation to HCS with respect to those assets of our Company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On June 18, 2014, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on April 15, 2014 and ended on July 14, 2014. This dividend was paid on July 15, 2014 to holders of record of Series B Preferred Stock as of July 1, 2014.

On June 18, 2014, we declared a 2014 second quarter cash dividend of $0.27 per common share, which is the same amount that was declared for the first quarter of 2014. The dividend was paid on July 25, 2014 to common stockholders of record as of June 30, 2014.  The dividend was paid out of our working capital.

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $75.2 million at June 30, 2014 with a net exposure of $4.5 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $9.2 million at June 30, 2014 with a net exposure of $1.2 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245.0 million notional with a net exposure of $0.1 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of June 30, 2014 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$5,257
+100	$6,104
-100	$(18,889)

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

With respect to the $243.8 million of distressed residential loans the Company owned at June 30, 2014, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.  Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of June 30, 2014, we own $306.2 million of first loss CMBS comprised primarily of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 30.5% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completes an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool. As of June 30, 2014, we own approximately $34.8 million of notes issued by a CLO at a discounted purchase price equal to 62% of par. The securities are backed by a portfolio of corporate loans.  We also own approximately $40.4 million of first mortgage loan, mezzanine financing and preferred equity investments at June 30, 2014, backed by residential and multi-family properties.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of June 30, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of June 30, 2014, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(80,545)	3.13
+100	$(39,312)	2.70
Base		1.64
-100	$19,880	0.25

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 7, 2014	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Kristine R. Nario
Kristine R. Nario
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

10.1

Underwriting Agreement, dated April 12, 2014, by and among the Company, UBS Securities LLC, Credit Suisse Securities (USA), LLC Barclays Capital Inc. and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 7, 2014 (File No. 001-32216)).

10.2	Second Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated April 1, 2014.

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*
101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.