Form 10-Q
period 2014-09-30
NEW YORK MORTGAGE TRUST INC
filed 2014-11-06
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐    No ☒s

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 3, 2014 was 90,684,546.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	2
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2014	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures about Market Risk	67
Item 4. Controls and Procedures	72
PART II. OTHER INFORMATION
Item 1A. Risk Factors	72
Item 5. Other Information	72
Item 6. Exhibits	72
SIGNATURES	73

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Investment securities, available for sale, at fair value (including pledged securities of $683,914 and $853,223, respectively)	$892,251	$912,443
Investment securities, available for sale, at fair value held in securitization trusts	38,379	92,578
Residential mortgage loans held in securitization trusts (net)	152,902	163,237
Distressed residential mortgage loans held in securitization trusts (net)	247,175	254,721
Multi-family loans held in securitization trusts, at fair value	8,303,169	8,111,022
Derivative assets	217,324	197,590
Cash and cash equivalents	28,513	31,798
Receivables and other assets	172,539	135,286
Total Assets (1)	$10,052,252	$9,898,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$627,881	$791,125
Residential collateralized debt obligations	148,298	158,410
Multi-family collateralized debt obligations, at fair value	8,005,013	7,871,020
Securitized debt	237,413	304,964
Derivative liabilities	419	1,432
Payable for securities purchased	215,417	191,592
Accrued expenses and other liabilities (including $5,297 and $951 to related parties, respectively)	64,434	54,466
Subordinated debentures	45,000	45,000
Total liabilities (1)	9,343,875	9,418,009

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 3,450,000 shares authorized, 3,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013.	72,397	72,397
Common stock, $0.01 par value, 400,000,000 shares authorized, 90,684,546 and 64,102,029 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	907	641
Additional paid-in capital	590,952	404,555
Accumulated other comprehensive income	23,676	3,073
Retained earnings	20,445	-
Total stockholders' equity	708,377	480,666
Total Liabilities and Stockholders' Equity	$10,052,252	$9,898,675

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2014 and December 31, 2013, assets of consolidated VIEs totaled $8,786,841 and $8,665,829, respectively, and the liabilities of consolidated VIEs totaled $8,419,737 and $8,365,345, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

INTEREST INCOME:
Investment securities and other	$12,868	$11,019	$42,025	$32,638
Multi-family loans held in securitization trusts	75,891	61,179	226,336	160,981
Distressed residential mortgage loans	5,199	3,421	14,400	7,410
Residential mortgage loans held in securitization trusts	979	1,120	2,962	3,655
Total interest income	94,937	76,739	285,723	204,684

INTEREST EXPENSE:
Investment securities and other	1,230	1,598	4,102	5,045
Multi-family collateralized debt obligations	69,310	56,199	207,167	148,107
Residential collateralized debt obligations	223	281	686	857
Securitized debt	4,389	2,981	13,350	7,177
Subordinated debentures	465	473	1,390	1,408
Total interest expense	75,617	61,532	226,695	162,594

NET INTEREST INCOME	19,320	15,207	59,028	42,090

OTHER INCOME (EXPENSE):
Provision for loan losses	(82)	(238)	(1,234)	(905)
Impairment loss on investment securities	—	(225)	—	(225)
Realized gain (loss) on investment securities and related hedges, net	17,055	3,319	20,419	(8,334)
Realized gain on distressed residential mortgage loans	834	486	9,477	1,057
Unrealized (loss) gain on investment securities and related hedges, net	(1,020)	(1,498)	(4,047)	3,014
Unrealized gain on multi-family loans and debt held in securitization trusts, net	18,115	6,338	43,060	22,370
Loss on extinguishment of debt	(3,397)	—	(3,397)	—
Other income (including $1,139, $96, $1,402 and $156 from related parties, respectively)	1,613	290	2,326	792
Total other income	33,118	8,472	66,604	17,769

Base management and incentive fees (including $5,747, $747, $7,966 and $2,068 to related parties, respectively)	7,752	2,213	15,396	5,455
Expenses related to distressed residential mortgage loans	1,491	1,051	3,920	2,533
Other general and administrative expenses (including $0, $135, $80 and $504 to related parties, respectively)	2,370	1,818	7,433	5,672
Total general, administrative and other expenses	11,613	5,082	26,749	13,660

INCOME FROM OPERATIONS BEFORE INCOME TAXES	40,825	18,597	98,883	46,199
Income tax expense	1,100	211	4,668	531
NET INCOME	39,725	18,386	94,215	45,668
Preferred stock dividends	1,453	1,453	4,359	2,115
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$38,272	$16,933	$89,856	$43,553

Basic income per common share	$0.42	$0.27	$1.06	$0.76
Diluted income per common share	$0.42	$0.27	$1.06	$0.76
Dividends declared per common share	$0.27	$0.27	$0.81	$0.81
Weighted average shares outstanding-basic	90,685	63,755	85,018	57,493
Weighted average shares outstanding-diluted	90,685	63,755	85,018	57,493

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$38,272	$16,933	$89,856	$43,553

OTHER COMPREHENSIVE INCOME

Increase (decrease) in net unrealized gain on available for sale securities	3,759	6,048	25,636	(14,281)
Reclassification adjustment for net gain included in net income	(4,884)	—	(4,884)	—
Increase (decrease) in fair value of derivative instruments utilized for cash flow hedges	1,181	(1,561)	(149)	3,337

OTHER COMPREHENSIVE INCOME (LOSS)	56	4,487	20,603	(10,944)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$38,328	$21,420	$110,459	$32,609

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Dollar amounts in thousands)

 (unaudited)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2013	$641	$72,397	$404,555	$—	$3,073	$480,666
Net income	—	—	—	94,215	—	94,215
Stock issuance, net	266	—	186,397	—	—	186,663
Dividends declared	—	—	—	(73,770)	—	(73,770)
Reclassification adjustment for net gain included in net income	—	—	—	—	(4,884)	(4,884)
Increase in net unrealized gain on available for sale securities	—	—	—	—	25,636	25,636
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(149)	(149)
Balance, September 30, 2014	$907	$72,397	$590,952	$20,445	$23,676	$708,377

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$94,215	$45,668
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion	(2,883)	13,077
Realized (gain) loss on investment securities and related hedges, net	(20,419)	8,334
Realized gain on distressed residential mortgage loans	(9,477)	(1,057)
Unrealized loss (gain) on investment securities and related hedges, net	4,047	(3,014)
Unrealized gain on loans and debt held in multi-family securitization trusts	(43,060)	(22,370)
Impairment loss on investment securities	—	225
Loss on extinguishment of debt	3,397	—
Net decrease in loans held for sale	38	338
Provision for loan losses	1,234	905
Income from investments in limited partnerships and limited liability companies	(2,192)	(445)
Distributions of income from investments in limited partnership and limited liability companies	1,019	402
Amortization of stock based compensation, net	929	708
Changes in operating assets and liabilities:
Receivables and other assets	(825)	(8,163)
Accrued expenses and other liabilities and accrued expenses, related parties	2,629	10,484
Net cash provided by operating activities	28,652	45,092

Cash Flows from Investing Activities:
Restricted cash	(19,754)	5,185
Proceeds from sales of investment securities	41,442	1,254
Purchases of investment securities	(20,273)	(60,476)
Return of capital from investments in limited partnerships and limited liability companies	—	2,967
Purchases of other assets	(100)	(39)
Funding of first mortgage loan	(1,142)	(6,500)
Funding of mezzanine loan and preferred equity investments	(12,567)	(16,788)
Proceeds from sale of mezzanine loans	5,590	—
Proceeds from mortgage loans held for investment	—	21
Net proceeds (payments) on other derivative instruments settled during the period	4,360	(9,357)
Principal repayments received on residential mortgage loans held in securitization trusts	9,949	16,007
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	61,036	5,526
Principal repayments received on multi-family loans held in securitization trusts	50,195	59,341
Principal paydowns on investment securities - available for sale	75,140	104,896
Proceeds from sale of real estate owned	3,559	—
Purchases of distressed residential mortgage loans	(50,515)	(206,384)
Purchases of loans held in multi-family securitization trusts	—	(41,235)
Net cash provided by (used in) investing activities	146,920	(145,582)

Cash Flows from Financing Activities:
(Payments) of financing arrangements	(163,244)	(94,953)
Common stock issuance	186,081	98,172
Preferred stock issuance	—	72,637
Costs associated with common stock and preferred stock issued	(347)	(531)
Dividends paid on common stock	(62,220)	(44,088)
Dividends paid on preferred stock	(4,359)	(662)
Payments made on residential collateralized debt obligations	(10,151)	(16,268)
Payments made on multi-family collateralized debt obligations	(53,543)	(59,367)
Proceeds from securitized debt	—	136,589
Payments made on securitized debt	(71,074)	(2,307)
Net cash (used in) provided by financing activities	(178,857)	89,222
Net Decrease in Cash and Cash Equivalents	(3,285)	(11,268)
Cash and Cash Equivalents - Beginning of Period	31,798	31,777
Cash and Cash Equivalents - End of Period	$28,513	$20,509

Supplemental Disclosure:
Cash paid for interest	$265,842	$192,751
Cash paid for income taxes	$5,741	$444

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$215,417	$186,062
Consolidation of multi-family loans held in securitization trusts	$—	$1,700,865
Consolidation of multi-family collateralized debt obligations	$—	$1,659,630

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$24,485	$17,214
Dividends declared on preferred stock to be paid in subsequent period	$1,453	$1,453

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

2.                Summary of Significant Accounting Policies

Definitions – The following defines certain of the commonly used terms in these financial statements: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to an IO that represents the right to the interest component of the cash flows from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “ARMs” refers to adjustable-rate residential mortgage loans; “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “multi-family CMBS” refers to commercial mortgage-backed securities ("CMBS") backed by commercial mortgage loans on multi-family properties, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; "CDOs" refers to collateralized debt obligations and “CLO” refers to collateralized loan obligations.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements.  The accompanying condensed consolidated balance sheet as of September 30, 2014, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, the accompanying condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2014 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS, CLOs and CMBS.  The Company has elected the fair value option for its Agency IOs, which measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations. The fair value option was elected for Agency IOs to mitigate earnings volatility by better matching the accounting for these investment securities with the related derivative instruments which are not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the accompanying condensed consolidated statements of operations within the Agency IO portfolio.

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

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts as of September 30, 2014 are comprised of multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, or “first loss tranche”, and certain IOs issued from two Freddie Mac-sponsored multi-family K-Series securitizations.   The Company’s investment securities available for sale held in securitization trusts as of December 31, 2013 are comprised of multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, or “first loss tranche”, a first loss tranche floating rate security and certain IOs issued from four Freddie Mac-sponsored multi-family K-Series securitizations. These securities are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying condensed consolidated statements of operations. Purchase premiums or discounts are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method.

Residential Mortgage Loans Held in Securitization Trusts – Residential mortgage loans held in securitization trusts are comprised of certain ARM loans transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses.  Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in no case when payment becomes greater than 90 days delinquent. As of September 30, 2014 and December 31, 2013, there were 30 and 31 loans, respectively, on a nonaccrual basis with an unpaid principal balance of approximately $17.3 million and $19.1 million, respectively. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of September 30, 2014 and December 31, 2013. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying condensed consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

Mezzanine loans and preferred equity investments, where the risks and payment characteristics are equivalent to mezzanine loans, are accounted for as loans held for investment and are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances, and are included in receivables and other assets.   We accrete or amortize any discounts or premiums over the life of the related loan receivable utilizing the effective interest method or straight line-method, if the result is not materially different. We evaluate the collectability of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.

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

Receivables and Other Assets – Receivables and other assets as of September 30, 2014 and December 31, 2013 include restricted cash held by third parties of $63.8 million and $44.1 million, respectively.  Included in restricted cash is $46.7 million and $30.4 million held in our Agency IO portfolio to be used for trading purposes and $12.7 million and $10.2 million held by counterparties as collateral for hedging instruments as of September 30, 2014 and December 31, 2013, respectively. Also included in receivable and other assets is $4.2 million and $3.3 million in restricted cash held in trust relating to our securitized debt transactions as of September 30, 2014 and December 31, 2013, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $29.1 million and $30.2 million as of September 30, 2014 and December 31, 2013, respectively.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $2.5 million and $4.1 million as of September 30, 2014 and December 31, 2013, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the nine months ended September 30, 2014 and 2013.

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

Consolidation (Topic 810)

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this Update or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company is currently assessing the impact of this guidance.

3.                Investment Securities Available For Sale

Investment securities available for sale consist of the following as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	September 30, 2014				December 31, 2013
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Agency RMBS:
Agency ARMs
Freddie Mac	$60,536	$60	$(1,019)	$59,577	$67,121	$37	$(2,101)	$65,057
Fannie Mae	117,082	41	(1,948)	115,175	130,487	58	(3,128)	127,417
Ginnie Mae	13,571	—	(202)	13,369	17,049	—	(201)	16,848
Total Agency ARMs	191,189	101	(3,169)	188,121	214,657	95	(5,430)	209,322

Agency Fixed Rate
Freddie Mac	39,140	—	(1,018)	38,122	43,920	—	(1,714)	42,206
Fannie Mae	467,546	—	(15,177)	452,369	518,598	—	(24,861)	493,737
Total Agency Fixed Rate	506,686	—	(16,195)	490,491	562,518	—	(26,575)	535,943

Agency IOs (1)
Freddie Mac	40,922	254	(5,168)	36,008	43,468	252	(5,187)	38,533
Fannie Mae	56,402	1,152	(4,462)	53,092	60,813	1,300	(5,007)	57,106
Ginnie Mae	45,071	332	(3,978)	41,425	37,660	706	(2,396)	35,970
Total Agency IOs	142,395	1,738	(13,608)	130,525	141,941	2,258	(12,590)	131,609

Total Agency RMBS	840,270	1,839	(32,972)	809,137	919,116	2,353	(44,595)	876,874
Non-Agency RMBS	2,145	62	(167)	2,040	2,413	136	(188)	2,361
CMBS	28,787	17,166	—	45,953	—	—	—	—
CLOs	21,866	13,255	—	35,121	18,478	14,730	—	33,208
Total investment securities available for sale	$893,068	$32,322	$(33,139)	$892,251	$940,007	$17,219	$(44,783)	$912,443

CMBS (2)	$25,627	$12,752	$—	$38,379	$74,314	$18,264	$—	$92,578
Total investment securities available for sale held in securitization trusts	$25,627	$12,752	$—	$38,379	$74,314	$18,264	$—	$92,578

(1)	Included in investment securities available for sale are Agency IOs. Agency IOs are measured at fair value through earnings.
(2)	CMBS investments have contractual maturities ranging from 0 to 10 years.

During the three and nine months ended September 30, 2014, the Company received total proceeds of approximately $41.4 million realizing approximately $16.5 million of net gains from the sale of investment securities available for sale. During the nine months ended September 30, 2013, the Company received total proceeds of approximately $1.3 million realizing approximately $0.1 million of net losses from the sale of investment securities available for sale. There were no sales of investment securities for sale during the three months ended September 30, 2013.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2014 and December 31, 2013, based on management’s estimates using three month historical CPR, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.83 and 7.03 years, respectively.

The following table sets forth the weighted average lives our investment securities available for sale as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

Weighted Average Life	September 30, 2014	December 31, 2013
Less than 5 years	$557,575	$281,068
5 to 10 years	240,276	451,635
Greater than 10 years	94,400	179,740
Total	$892,251	$912,443

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at September 30, 2014 and December 31, 2013 at carrying value (dollar amounts in thousands):

	September 30, 2014				December 31, 2013
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$101,139	$17,533	$690,465	$809,137	$97,385	$14,823	$764,666	$876,874
Non-Agency RMBS	2,040	—	—	2,040	2,361	—	—	2,361
CMBS	—	—	45,953	45,953	—	—	—	—
CLOs	35,121	—	—	35,121	33,208	—	—	33,208
Total investment securities available for sale	$138,300	$17,533	$736,418	$892,251	$132,954	$14,823	$764,666	$912,443

CMBS	$—	$—	$38,379	$38,379	$28,232	$—	$64,346	$92,578
Total investment securities available for sale held in securitization trusts	$—	$—	$38,379	$38,379	$28,232	$—	$64,346	$92,578

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

September 30, 2014	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$7,179	$(59)	$660,835	$(19,305)	$668,014	$(19,364)
Non-Agency RMBS	—	—	1,017	(167)	1,017	(167)
Total investment securities available for sale	$7,179	$(59)	$661,852	$(19,472)	$669,031	$(19,531)

December 31, 2013	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$332,519	$(11,423)	$398,325	$(20,582)	$730,844	$(32,005)
Non-Agency RMBS	—	—	1,104	(188)	1,104	(188)
Total investment securities available for sale	$332,519	$(11,423)	$399,429	$(20,770)	$731,948	$(32,193)

For the three and nine months ended September 30, 2014, the Company recognized no other-than-temporary impairment through earnings. For the three and nine months ended September 30, 2013, the Company recognized $0.2 million other-than-temporary impairment through earnings.

4.                Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	September 30, 2014	December 31, 2013
Unpaid principal balance	$155,272	$165,173
Deferred origination costs – net	984	1,053
Reserve for loan losses	(3,354)	(2,989)
Total	$152,902	$163,237

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the nine months ended September 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Nine months Ended September 30,
	2014	2013
Balance at beginning of period	$2,989	$2,978
Provisions for loan losses	654	568
Transfer to real estate owned	(289)	(268)
Charge-offs	—	(109)
Balance at the end of period	$3,354	$3,169

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of September 30, 2014 was $3.4 million, representing 216 basis points of the outstanding principal balance of residential loans held in securitization trusts as of September 30, 2014, as compared to 181 basis points as of December 31, 2013. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the nine months ended September 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Nine months Ended September 30,
	2014	2013
Balance at beginning of period	$1,108	$732
Write downs	(103)	(209)
Transfer from mortgage loans held in securitization trusts	241	621
Disposal	(577)	(374)
Balance at the end of period	$669	$770

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of September 30, 2014 and December 31, 2013, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $5.8 million and $6.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of September 30, 2014, we had 33 delinquent loans with an aggregate principal amount outstanding of approximately $18.0 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.0 million in delinquent loans, $9.4 million, or 52%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of September 30, 2014 (dollar amounts in thousands):

September 30, 2014

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	-	60	1	$234	0.15%
61	-	90	2	$492	0.31%
	90 +		30	$17,306	11.02%
Real estate owned through foreclosure			5	$1,799	1.15%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
New York	35.6%	35.9%
Massachusetts	24.8%	24.6%
New Jersey	10.8%	10.4%
Florida	6.1%	5.8%
Connecticut	5.9%	5.6%

5.                Distressed Residential Mortgage Loans

As of September 30, 2014 and December 31, 2013, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $247.2 million and $254.7 million, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $15.8 million and $9.7 million are included in receivables and other assets in the accompanying condensed consolidated balance sheet at September 30, 2014 and December 31, 2013, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the nine months ended September 30, 2014 (dollar amounts in thousands):

September 30, 2014
Contractually required principal and interest	$90,080
Non-accretable yield	(15,939)
Expected cash flows to be collected	74,141
Accretable yield	(23,626)
Fair value at the date of acquisition	$50,515

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the nine months ended September 30, 2014 (dollar amounts in thousands):

September 30, 2014
Balance at beginning of period	$171,112
Additions	181,324
Disposals	(73,906)
Accretion	(14,400)
Balance at end of period	$264,130

Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate, of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the nine-month period ended September 30, 2014 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of September 30, 2014 and December 31, 2013, respectively, are as follows:

	September 30, 2014	December 31, 2013
California	13.7%	14.4%
Florida	11.5%	8.3%
New York	7.7%	8.1%
Texas	6.8%	6.6%

The Company’s distressed residential mortgage loans held in securitization trusts are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7).

6.                Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $298.2 million and $240.0 million at September 30, 2014 and December 31, 2013, respectively (see Note 7).

The condensed consolidated balance sheets of the Consolidated K-Series at September 30, 2014 and December 31, 2013, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	September 30, 2014	December 31, 2013
Assets
Multi-family loans held in securitization trusts	$8,303,169	$8,111,022
Receivables	29,133	30,222
Total Assets	$8,332,302	$8,141,244

Liabilities and Equity
Multi-family CDOs	$8,005,013	$7,871,020
Accrued expenses	28,684	29,766
Total Liabilities	8,033,697	7,900,786
Equity(1)	298,605	240,458
Total Liabilities and Equity	$8,332,302	$8,141,244

(1) Represents our retained beneficial interest in the Consolidated K-Series.

The multi-family loans held in securitization trusts had unpaid principal balance of approximately $7.9 billion and $8.0 billion at September 30, 2014 and December 31, 2013, respectively. The multi-family CDOs had unpaid principal balance of approximately $7.9 billion and $8.0 billion at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the current weighted average interest rate on these multi-family CDOs was 4.30% and 4.16%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than the security represented by our first loss piece).  We have elected the fair value option for the Consolidated K-Series.  The net fair value of our investment in the Consolidated K-Series which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 13).

The condensed consolidated statements of operations of the Consolidated K-Series for the three and nine months ended September 30, 2014 and 2013, respectively, is as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Statements of Operations	2014	2013	2014	2013
Interest income	$75,891	$61,179	$226,336	$160,981
Interest expense	69,310	56,199	207,167	148,107
Net interest income	6,581	4,980	19,169	12,874
Unrealized gain on multi-family loans and debt held in securitization trusts, net	18,115	6,338	43,060	22,370
Net Income	$24,696	$11,318	$62,229	$35,244

 The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of September 30, 2014 and December 31, 2013, respectively, are as follows:

	September 30, 2014	December 31, 2013
California	13.3%	14.0%
Texas	12.2%	13.7%
New York	7.5%	7.2%
Florida	6.8%	6.5%
Washington	5.4%	5.3%

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

Also, based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the Financing VIEs, except for the collateralized recourse financing transaction completed in November 2012, met the criteria for consolidation and, accordingly, consolidated the Financing VIEs created to facilitate these transactions as of September 30, 2014.

In September 2014, the Company, through a wholly-owned subsidiary, repurchased $52 million of outstanding notes issued in connection with the Company’s November 2012 collateralized recourse financing transaction.  The repurchase of the notes resulted in the simultaneous (i) termination of the CMBS Master Repurchase Agreement entered into by affiliates of the Company in connection with the November 2012 collateralized recourse financing transaction (and the related repayment of outstanding borrowings thereunder) and (ii) transfer back to the Company of the multi-family CMBS serving as collateral for the $52 million of borrowings. The CMBS Master Repurchase Agreement was scheduled to mature in November 2015. In connection with the early termination of the CMBS Master Repurchase Agreement, the Company recognized a loss on extinguishment of debt of $3.4 million, which included unamortized debt issue costs of $0.4 million from the transaction. The repayment of the notes and the termination of the CMBS Master Repurchase Agreement deconsolidated the Financing VIE that facilitated the transaction as of September 30, 2014.

The following table presents a summary of the assets and liabilities of these VIEs.  Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of September 30, 2014 (dollar amounts in thousands):

	Financing VIEs				Non-financing VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi-family CMBS(3)	Total

Investment securities available for sale, at fair value held in securitization trusts	$38,379	$—	$—	$—	$—	$38,379
Residential mortgage loans held in securitization trusts (net)	—	—	—	152,902	—	152,902
Distressed residential mortgage loans held in securitization trust (net)	—	—	247,175	—	—	247,175
Multi-family loans held in securitization trusts, at fair value	1,265,620	4,654,533	—	—	2,383,016	8,303,169
Receivables and other assets	4,988	15,331	13,497	1,184	10,216	45,216
Total assets	$1,308,987	$4,669,864	$260,672	$154,086	$2,393,232	$8,786,841

Residential collateralized debt obligations	$—	$—	$—	$148,298	$—	$148,298
Multi-family collateralized debt obligations, at fair value	1,214,324	4,502,772	—	—	2,287,917	8,005,013
Securitized debt	27,548	55,853	154,012	—	—	237,413
Accrued expenses and other liabilities	4,450	14,286	146	13	10,118	29,013
Total liabilities	$1,246,322	$4,572,911	$154,158	$148,311	$2,298,035	$8,419,737

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

(2)

The multi-family CMBS serving as collateral under the November 2013 collateralized recourse financing are comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations.  The Financing VIE consolidated these K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6). In September 2014, the Company repaid the Company’s outstanding notes from its collateralized recourse financing transaction completed in November 2012 with a principal amount of $52.0 million. With the repayment of the notes, the Company terminated and deconsolidated the Financing VIE that facilitated the financing transaction and the multi-family CMBS serving as collateral on the notes were transferred back to the Company

(3)	Two of the Company’s Freddie Mac – sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not subject to any financing as of September 30, 2014.

Assets and Liabilities of consolidated Financing VIEs as of December 31, 2013 (dollar amounts in thousands):

	Financing VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitizations	Residential Mortgage Loan Securitizations	Total
Investment securities available for sale, at fair value held in securitization trusts	$29,289	$63,289	$—	$—	$92,578
Residential mortgage loans held in securitization trusts (net)	—	—	—	163,237	163,237
Distressed residential mortgage loans held in securitization trusts (net)	—	—	254,721	—	254,721
Multi-family loans held in securitization trusts, at fair value	1,234,084	6,876,938	—	—	8,111,022
Receivables and other assets	5,241	27,198	10,072	1,760	44,271
Total assets	$1,268,614	$6,967,425	$264,793	$164,997	$8,665,829

Residential collateralized debt obligations	$—	$—	$—	$158,410	$158,410
Multi-family collateralized debt obligations, at fair value	1,195,637	6,675,383	—	—	7,871,020
Securitized debt	27,240	107,853	169,871	—	304,964
Accrued expenses and other liabilities	4,640	25,315	981	15	30,951
Total liabilities	$1,227,517	$6,808,551	$170,852	$158,425	$8,365,345

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financing (2)	Distressed Residential Mortgage Loan Securitizations (3)

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$55,853	$176,970
Principal Amount at September 30, 2014	$34,283	$55,853	$154,012
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Carrying Value at September 30, 2014 (4)	$27,548	$55,853	$154,012
Carrying Value at December 31, 2013 (4)	$27,240	$107,853	$169,871
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4.25% - 4.85%

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

(2)

The Company entered into CMBS Master Repurchase Agreements with a three-year term for the purpose of financing a portion of its multi-family CMBS portfolio. In connection with these transactions, the Company agreed to guarantee the due and punctual payment of its wholly-owned subsidiary's obligations under the CMBS Master Repurchase Agreements. In September 2014, the Company repaid the Company’s outstanding notes from its collateralized recourse financing transaction completed in November 2012 with a principal amount of $52.0 million. In connection with the repayment of the notes, the Company terminated and deconsolidated the Financing VIE that facilitated the financing transaction and the multi-family CMBS serving as collateral on the notes were transferred back to the Company.

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of September 30, 2014 and December 31, 2013, respectively:

Scheduled Maturity (principal amount)	September 30, 2014	December 31, 2013
(Dollar amount in thousands)
Within 24 months	$154,012	$90,700
Over 24 months to 36 months	55,853	187,024
Over 36 months	34,283	34,507
Total	244,148	312,231
Discount	(6,735)	(7,267)
Carrying value	$237,413	$304,964

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in three and four Freddie Mac-sponsored K-Series securitizations as of September 30, 2014 and December 31, 2013, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	September 30, 2014			December 31, 2013
	Investment securities available for sale, at fair value (1)	Receivables and other Assets	Total	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total
Multi-Family CMBS	$84,332	$161	$84,493	$92,578	$183	$92,761
Mezzanine loan and equity investments	—	35,763	35,763	—	28,058	28,058
Total assets	$84,332	$35,924	$120,256	$92,578	$28,241	$120,819

(1)

Multi-Family CMBS amounting to $38.4 million are held in a securitization trust and are included in investment securities available for sale, held in securitization trust in the accompanying condensed consolidated balance sheets at September 30, 2014.

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $120.3 million and $120.8 million at September 30, 2014 and December 31, 2013, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
TBA securities (1)	Derivative assets	$214,711	$190,742
U.S. Treasury futures	Derivative assets	—	3,257
Swaptions	Derivative assets	245	1,305
Options on U.S. Treasury futures	Derivative assets	—	7
Interest rate swap futures	Derivative assets	476	238
U.S. Treasury futures	Derivative liabilities	49	—
Eurodollar futures	Derivative liabilities	370	1,432

(1)

Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying condensed consolidated financial statements on a net basis. There was no netting of TBA sales against TBA purchases at September 30, 2014 and December 31, 2013.

 The tables below summarize the activity of derivative instruments not designated as hedges for the nine months ended September 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2014
Derivatives Not Designated as Hedging Instruments	December 31, 2013	Additions	Settlement, Expiration or Exercise	September 30, 2014
TBA securities	$188,000	$1,812,000	$(1,792,000)	$208,000
U.S. Treasury futures	(11,900)	96,700	(86,000)	(1,200)
Interest rate swap futures	(242,700)	712,900	(702,800)	(232,600)
Eurodollar futures	(3,360,000)	2,649,000	(2,067,000)	(2,778,000)
Options on U.S. Treasury futures	40,000	—	(40,000)	—
Swaptions	100,000	—	(70,000)	30,000

	Notional Amount For the Nine Months Ended September 30, 2013
Derivatives Not Designated as Hedging Instruments	December 31, 2012	Additions	Settlement, Expiration or Exercise	September 30, 2013
TBA securities	$234,000	$2,030,000	$(2,079,000)	$185,000
U.S. Treasury futures	(172,100)	735,100	(647,400)	(84,400)
Interest rate swap futures	(13,000)	263,700	(413,800)	(163.100)
Eurodollar futures	(2,852,000)	2,781,000	(2,800,000)	(2,871,000)
Options on U.S. Treasury futures	70,000	250,000	(310,000)	10,000
Swaptions	100,000	—	—	100,000

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended September 30,
	2014		2013
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$2,652	$(2,348)	$(5,420)	$6,377
Eurodollar Futures (1)	(441)	853	(1,096)	(32)
Swaptions	—	73	—	(312)
U.S. Treasury and Interest rate swap futures and options	(1,629)	2,241	9,793	(11,122)
Total	$582	$819	$3,277	$(5,089)

	Nine Months Ended September 30,
	2014		2013
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$10,007	$198	$(15,834)	$4,962
Eurodollar Futures (1)	(1,879)	1,061	(2,886)	1,906
Swaptions	—	(769)	—	1,077
U.S. Treasury and Interest rate swap futures and options	(4,155)	(2,999)	10,520	(4,282)
Total	$3,973	$(2,509)	$(8,200)	$3,663

(1)	At September 30, 2014, the Eurodollar futures consist of 2,778 contracts with expiration dates ranging between December 2014 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. At September 30, 2014 and December 31, 2013, our condensed consolidated balance sheets include TBA-related liabilities of $215.4 million and $191.6 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest Rate Swaps	Derivative assets	$1,892	$2,041

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $0.3 million have been netted against the asset position of $2.1 million and contracts in a liability position of $0.3 million have been netted against the asset position of $2.3 million in the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
Derivatives Designated as Hedging Instruments	2014	2013
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$2,041	$(1,744)
Unrealized (loss) gain on interest rate swaps	(149)	3,337
Balance at end of the period	$1,892	$1,593

The Company estimates that over the next 12 months, approximately $1.5 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps included in interest expense for the three and nine months ended September 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Interest income
Interest expense-investment securities	$462	$432	$1,387	$1,291

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	September 30, 2014		December 31, 2013

Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$—	—%	$—	—%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 6 months	—	—	—	—
Over 6 months to 12 months	95,000	0.48	—	—
Over 12 months to 24 months	40,000	0.39	135,000	0.45
Over 24 months to 36 months	—	—	—	—
Over 36 months to 48 months	215,000	0.83	215,000	0.83
Over 48 months to 60 months	—	—	—	—
Total	$350,000	0.69%	$350,000	0.69%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of September 30, 2014 and December 31, 2013. The Company had $12.7 million and $10.2 million of restricted cash related to margin posted for its agreements as of September 30, 2014 and December 31, 2013, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.                Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At September 30, 2014, the Company had repurchase agreements with an outstanding balance of $627.9 million and a weighted average interest rate of 0.42%.  At December 31, 2013, the Company had repurchase agreements with an outstanding balance of $791.1 million and a weighted average interest rate of 0.49%. As of September 30, 2014 and December 31, 2013, the average days to maturity for all repurchase agreements were 41 days and 31 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements at September 30, 2014 and December 31, 2013 amounts to $0.2 million and $0.6 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	September 30, 2014			December 31, 2013
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$152,735	$163,112	$165,517	$197,974	$208,703	$214,039
Agency Fixed Rate	393,141	419,560	433,849	489,953	516,010	541,580
Agency IOs	82,005	101,242	111,540	94,698	113,721	122,878
CLOs	—	—	—	8,500	14,789	8,947
Balance at end of the period	$627,881	$683,914	$710,906	$791,125	$853,223	$887,444

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements at September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

Contractual Maturity	September 30, 2014	December 31, 2013
Within 30 days	$379,951	$509,564
Over 30 days to 90 days	181,544	281,561
Over 90 days	66,386	—
Total	$627,881	$791,125

As of September 30, 2014 and December 31, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.8%.

In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At September 30, 2014 and December 31, 2013, the Company had repurchase agreements with 11 counterparties. As of September 30, 2014 and December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of September 30, 2014, the Company had $28.5 million in cash and $208.4 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $127.3 million of RMBS, of which $125.2 million are Agency RMBS, and $46.0 million of CMBS. The $28.5 million of cash, the $127.3 million in RMBS, $46.0 million of CMBS and $46.7 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 39.6% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.              Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2014 and December 31, 2013, the Company had Residential CDOs outstanding of $148.3 million and $158.4 million, respectively. As of September 30, 2014 and December 31, 2013, the current weighted average interest rate on these Residential CDOs was 0.54% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $155.3 million and $165.2 million at September 30, 2014 and December 31, 2013, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of September 30, 2014 and December 31, 2013, had a net investment in the residential securitization trusts of $5.8 million and $6.6 million, respectively.

11.              Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II

Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 6, 2014, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

12.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the nine months ended September 30, 2014.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2014, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

b.

Investment Securities Available for Sale (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.1% to 11.8%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

c.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 3.13% to 5.80%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2014				December 31, 2013

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$809,137	$—	$809,137	$—	$876,874	$—	$876,874
Non-Agency RMBS	—	2,040	—	2,040	—	2,361	—	2,361
CMBS	—	—	45,953	45,953
CLOs	—	35,121	—	35,121	—	33,208	—	33,208
Investment securities available for sale held in securitization trusts:
CMBS	—	—	38,379	38,379	—	—	92,578	92,578
Multi-family loans held in securitization trusts	—	—	8,303,169	8,303,169	—	—	8,111,022	8,111,022
Derivative assets:
TBA Securities	—	214,711	—	214,711	—	190,742	—	190,742
Options on U.S. Treasury futures	—	—	—	—	7	—	—	7
U.S. Treasury futures	—	—	—	—	3,257	—	—	3,257
Interest rate swap futures	476	—	—	476	238	—	—	238
Interest rate swaps	—	1,892	—	1,892	—	2,041	—	2,041
Swaptions	—	245	—	245	—	1,305	—	1,305
Total	$476	$1,063,146	$8,387,501	$9,451,123	$3,502	$1,106,531	$8,203,600	$9,313,633
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$8,005,013	$8,005,013	$—	$—	$7,871,020	$7,871,020
Derivative liabilities:
U.S. Treasury futures	49	—	—	49
Eurodollar futures	370	—	—	370	1,432	—	—	1,432
Total	$419	$—	$8,005,013	$8,005,432	$1,432	$—	$7,871,020	$7,872,452

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2014 and 2013, respectively (amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$8,203,600	$5,514,065
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	267,236	(411,494)
Included in other comprehensive income	11,653	11,227
Purchases/(Sales)	(41,442)	1,700,865
Paydowns	(50,195)	(59,341)
Sale of real estate owned	(3,351)	—
Balance at the end of period	$8,387,501	$6,755,322

(1)

Amounts included in interest income from multi-family loans held in securitization trusts, unrealized gain on multi-family loans and debt held in securitization trusts, net and realized gain (loss) on investment securities and related hedges, net.

The following table details changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2014 and 2013, respectively (amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$7,871,020	$5,319,573
Total realized and unrealized gains/(losses)
Included in earnings (1)	187,536	(447,558)
Included in other comprehensive income	—	—
Purchases	—	1,659,630
Paydowns	(53,543)	(59,367)
Balance at the end of period	$8,005,013	$6,472,278

(1)	Amounts included in interest expense on multi-family collaterized debt obligations and unrealized gain on multi-family loans and debt held in securitization trusts, net.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the three and nine months ended September 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013
Change in unrealized (losses)gains – assets	$(56,122)	$(48,522)	$284,568	$(377,169)
Change in unrealized gains(losses) – liabilities	74,237	54,860	(241,508)	399,539
Net change in unrealized gains included in earnings for assets and liabilities	$18,115	$6,338	$43,060	$22,370

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

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential Mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$8,971	$8,971	$—	$—	$6,591	$6,591
Real estate owned held in residential securitization trusts	—	—	669	669	—	—	1,108	1,108

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2014 and 2013, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(287)	$(39)	$(654)	$(568)
Real estate owned held in residential securitization trusts	(50)	(199)	(103)	(209)

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

 The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013, respectively, (dollar amounts in thousands):

		September 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$28,513	$28,513	$31,798	$31,798
Investment securities available for sale (3)	Level 2 or 3	892,251	892,251	912,443	912,443
Investment securities available for sale, at fair value held in securitization trusts	Level 3	38,379	38,379	92,578	92,578
Residential mortgage loans held in securitization trusts (net)	Level 3	152,902	139,936	163,237	152,104
Distressed residential mortgage loans (net) (1)	Level 3	262,980	280,055	264,434	254,543
Multi-family loans held in securitization trusts	Level 3	8,303,169	8,303,169	8,111,022	8,111,022
Derivative assets	Level 1 or 2	217,234	217,324	197,590	197,590
Mortgage loans held for sale (net) (2)	Level 3	2,486	2,481	2,496	2,595
First mortgage loans (2)	Level 3	9,529	9,745	8,249	8,318
Mezzanine loan and equity investments (2)	Level 3	29,557	29,786	21,568	21,812

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$627,881	$627,881	$791,125	$791,125
Residential collateralized debt obligations	Level 3	148,298	136,937	158,410	151,910
Multi-family collateralized debt obligations	Level 3	8,005,013	8,005,013	7,871,020	7,871,020
Securitized debt	Level 3	237,413	247,658	304,964	311,535
Derivative liabilities	Level 1 or 2	419	419	1,432	1,432
Payable for securities purchased	Level 1	215,417	215,417	191,592	191,592
Subordinated debentures	Level 3	45,000	37,342	45,000	39,310

(1)

Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $247.2 million and $254.7 million at September 30, 2014 and December 31, 2013, respectively. Distressed residential mortgage loans with a carrying value amounting to approximately $15.8 million and $9.7 million are included in receivables and other assets in the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

(2)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.
(3)	Includes $46.0 million of CMBS securities classified as level 3.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 3,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013. On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, 3,450,000 shares authorized, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses.   The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.  The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) designating the Series B Preferred Stock until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock.

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

From the time of original issuance of the Series B Preferred Stock through September 30, 2014, the Company has declared and paid all required quarterly dividends on such stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock from issuance through September 30, 2014:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
September 18, 2014	October 1, 2014	October 15, 2014	$0.484375
June 18, 2014	July 1, 2014	July 15, 2014	$0.484375
March 13, 2014	April 1, 2014	April 15, 2014	$0.484375
December 10, 2013	January 1, 2014	January 15, 2014	$0.484375
September 12, 2013	October 1, 2013	October 15, 2013	$0.484375
June 18, 2013	July 1, 2013	July 15, 2013	$0.220660

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2013 and ended September 30, 2014:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2014	September 18, 2014	September 29, 2014	October 27, 2014	$0.27
Second Quarter 2014	June 18, 2014	June 30, 2014	July 25, 2014	0.27
First Quarter 2014	March 13, 2014	March 24, 2014	April 25, 2014	0.27
Fourth Quarter 2013	December 10, 2013	December 20, 2013	January 27, 2014	0.27
Third Quarter 2013	September 12, 2013	September 23, 2013	October 25, 2013	0.27
Second Quarter 2013	June 18, 2013	June 28, 2013	July 25, 2013	0.27
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	0.27

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the nine months ended September 30, 2014.

Share Issue Date	Shares Issued	Net Proceeds (1)
(Amounts in Thousands)
April 7, 2014	14,950	$109,916
January 10, 2014	11,500	$75,846

(1)	Proceeds are net of underwriting costs and offering expenses paid by the Company.

(d)	Equity Distribution Agreement

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) as the placement agent, pursuant to which we may sell up to $25,000,000 worth of shares of our common stock from time to time through JMP. We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the nine months ended September 30, 2014, there were no shares issued under the equity distribution agreement. During the nine months ended September 30, 2013, we issued 480,014 shares under the equity distribution agreement resulting in total net proceeds to the Company of $3.5 million, after deducting the placement fees.

15.     Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the nine months ended September 30, 2014 and 2013.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders– Basic	$38,272	$16,933	$89,856	$43,553
Net income attributable to common stockholders– Dilutive	38,272	16,933	89,856	43,553
Denominator:
Weighted average basic shares outstanding	90,685	63,755	85,018	57,493
Weighted average dilutive shares outstanding	90,685	63,755	85,018	57,493
EPS:
Basic EPS	$0.42	$0.27	$1.06	$0.76
Dilutive EPS	$0.42	$0.27	$1.06	$0.76

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

Of the common stock authorized at September 30, 2014 and December 31, 2013, 862,512 shares and 995,029 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. At September 30, 2014 and December 31, 2013, there were 162,171 and 94,873 shares of unvested restricted stock outstanding under the 2010 Plan. The Company’s directors have been issued 111,311 and 83,311 shares under the 2010 Plan as of September 30, 2014 and December 31, 2013, respectively. The Company’s officers have been issued 216,177 and 111,660 shares under the 2010 Plan as of September 30, 2014 and December 31, 2013, respectively.

During the three and nine months ended September 30, 2014, the Company recognized non-cash compensation expense of $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2013, the Company recognized non-cash compensation expense of $0.1 million and $0.2 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the nine months ended September 30, 2014 and 2013.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the nine months ended September 30, 2014 and 2013, respectively, are presented below:

	2014		2013
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	94,873	$7.01	31,580	$6.58
Granted	104,517	7.39	75,385	7.13
Vested	(37,219)	6.97	(12,091)	6.65
Non-vested shares as of September 30	162,171	$7.26	94,874	$7.01
Weighted-average fair value of restricted stock granted during the period	104,517	$7.39	75,385	$7.13

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2014 and 2013, the Company had unrecognized compensation expense of $0.9 million and $0.5 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at September 30, 2014 is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted shares vested during the nine months ended September 30, 2014 and 2013 was approximately $0.3 million and $0.1 million, respectively. The requisite service period for restricted shares at issuance is three years.

 17.              Income Taxes

At September 30, 2014, a wholly owned TRS of the Company had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain “built in gains” on its CLOs. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a net operating loss, or NOL carryforward to offset its taxable income becomes limited to a certain amount per year. In 2013, the Company, through its wholly owned TRSs, incurred net operating losses in the aggregate amount of approximately $1.3 million. The Company’s carryforward net operating losses will expire by 2033 if they are not offset by future taxable income. Additionally, during 2013, the Company, through one of its wholly owned TRSs, also incurred approximately $3.7 million in capital losses. The Company’s carryforward capital losses will expire by 2018 if they are not offset by future capital gains. The Company has recorded a valuation allowance against certain deferred tax assets at September 30, 2014 as management does not believe that it is more likely than not that these deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2011. The Company has assessed its tax positions for all open years, which includes 2011 to 2013 and concluded that there are no material uncertainties to be recognized.

During the three and nine months ended September 30, 2014, the Company’s TRSs recorded approximately $1.1 million and $4.7 million, respectively, of income tax expense.   During the three and nine months ended September 30, 2013, the Company’s TRSs recorded approximately $0.2 million and $0.5 million, respectively, of income tax expense.   The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income, a valuation allowance and other differences.

The gross deferred tax asset at September 30, 2014 and December 31, 2013 is $31.5 million and $30.3 million, respectively. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of September 30, 2014 and December 31, 2013 are as follows (dollar amounts in thousands):

	September 30, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryforward	$27,893	$28,250
Net capital loss carryforward	1,680	1,594
GAAP/Tax basis differences	1,941	489
Total deferred tax assets (1)	31,514	30,333

Valuation allowance	(30,873)	(30,278)

Deferred tax liabilities
Deferred tax liabilities	16	55
Total deferred tax liabilities (2)	16	55

Total net deferred tax asset	$625	$—

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.
(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

As of September 30, 2014 and December 31, 2013, the Company owned a 20% membership interest in RiverBanc. For the three and nine months ended September 30, 2014, the Company recognized approximately $1.1 million and $1.4 million in income related to its investment in RiverBanc, respectively. For the three and nine months ended September 30, 2013, the Company recognized approximately $0.1 million and $0.2 million in income related to its investment in RiverBanc, respectively.

 For the three and nine months ended September 30, 2014, the Company expensed $5.7 million and $8.0 million in fees to RiverBanc, respectively.   For the three and nine months ended September 30, 2013, the Company expensed $0.7 million and $2.1 million in fees to RiverBanc, respectively. As of September 30, 2014 and December 31, 2013, the Company had fees payable to RiverBanc of $5.3 million and $1.0 million, respectively, included in accrued expenses and other liabilities.

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

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans”and “residential securitized loans”each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; "CDOs" refers to collateralized debt obligations and “CLO” refers to collateralized loan obligations.

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

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To this end, we rely primarily on a combination of short-term borrowings, such as repurchase agreements, and longer term structured financings, such as securitization and re-securitization transactions, with terms longer than one year.

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

Key Third Quarter 2014 Developments

Third Quarter 2014 Common Stock and Preferred Stock Dividends

On September 18, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.27 per common share for the quarter ended September 30, 2014. The dividend was paid on October 27, 2014 to our common stockholders of record as of September 29, 2014.

Also, in accordance with the terms of our Series B Preferred Stock on September 18, 2014, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on October 15, 2014 to our preferred stockholders of record as of October 1, 2014.

Termination of 2012 CMBS Securitization and Sale of Multi-family CMBS

During the third quarter, we received an offer to sell one of our first loss multi-family CMBS securities that serves as collateral for a non-recourse financing transaction we entered into in November 2012. Following a review of our multi-family portfolio and the current financing environment, we determined that the combination of attractive proposed sale terms for the multi-family CMBS security together with potential liquidity options for the other multi-family CMBS serving as collateral for the same non-recourse financing provided us with both a significant, current term capital appreciation event and an opportunity to improve yield potential for these other multi-family CMBS securities. For these reasons, we seized on the opportunity to sell the multi-family CMBS security, resulting in total proceeds to the Company of $41.4 million and a realized gain of $16.5 million.

In connection with the opportunity to sell this multi-family CMBS security (and prior to the sale of this multi-family CMBS security), we terminated a 2012 CMBS securitization (in the form of a CMBS Master Repurchase Agreement) totaling $52 million, releasing approximately $182.5 million of multi-family CMBS collateral value, which included the security we subsequently sold, back to the Company during the quarter. We believe the remaining CMBS collateral provides us with several liquidity options from outright sale to refinancing on more favorable terms. The early termination of the 2012 CMBS securitization resulted in a loss on extinguishment of debt of $3.4 million, which included unamortized debt issue costs of $0.4 million.

Current Market Conditions and Commentary

General. The U.S. economy has built some positive momentum in recent quarters, with preliminary estimates for third quarter U.S. real gross domestic product (“GDP”) growth of 3.5%, which follows an increase of 4.6% in GDP during the second quarter of 2014, a marked rebound from the 2.1% decline in GDP in the first quarter of 2014. Due to a somewhat weaker near-term outlook for consumer spending, in September 2014, U.S. Federal Reserve (“Federal Reserve”) policymakers revised downward their June 2014 GDP growth projections for 2014, with the central tendency projections for GDP growth ranging from 2.0% to 2.2% for 2014 (down from 2.1 % to 2.3% in June 2014 and from 2.8% to 3.0% in March 2014), while also modestly revising downward their GDP growth projections for 2015 to 2.6% to 2.9% (down from 3.0% to 3.2% in June and March 2014).

Meanwhile, a number of other economic indicators during the third quarter of 2014 displayed mixed signs on the health of the economic recovery. According to the U.S. Department of Labor, the U.S. unemployment rate at the end of September 2014 declined to 5.9%, down from an unemployment rate of 6.1% as of the end of June 2014, while total nonfarm payroll employment posted an estimated average monthly increase of approximately 224,000 jobs during the third quarter of 2014, down from an average monthly increase of approximately 272,000 jobs during the second quarter of 2014, but still significantly improved from the average monthly increase of 194,000 jobs during the year ended December 31, 2013. The Conference Board’s Consumer Confidence Index for October also suggests that the outlook for the economy may be improving as well, with the index rebounding by 5.5 points to 94.5, which follows a decline in September of 3.4 points. The decline in September broke a string of four straight months of increases for the index.

Federal Reserve and Monetary Policy. Since commencing reductions in its purchases under “QE3” of (i) longer-term U.S. Treasury securities and (ii) Agency RMBS, the Federal Reserve maintained a measured pace for reducing purchases under its asset purchase program. As expected, On October 29, 2014, the Federal Reserve announced that it was concluding its asset purchases under QE3 at the end October 2014, while maintaining its existing policy of reinvesting principal payments from its holdings of longer-term U.S. Treasury securities and Agency RMBS in Agency RMBS and of rolling over maturing Treasury securities at auction.

In October 2014, the Federal Reserve maintained its intent to keep the target range for the federal funds rate between 0% and 0.25% and indicated that in determining how long to maintain the current target range, the Federal Reserve will assess progress, both realized and expected, towards its objectives of maximum employment and 2% inflation.

Single-Family Homes and Residential Mortgage Market. The residential real estate market has continued to decelerate in the first eight months of 2014, as evidenced by the 0.2% rise in the S&P/Case-Shiller index of home prices in 20 major cities in August 2014 (as compared to July 2014), down from a 0.6% increase in July 2014 (as compared to June 2014) and a 1.2% increase in March 2014 (as compared to February 2014). Over the last year (August 2014 versus August 2013), prices have risen 5.6%, compared with a 13.2% year-over year gain in January 2014. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 627,300 during the third quarter of 2014, as compared to 618,700 during the second quarter of 2014, 605,300 during the first quarter of 2014 and 617,600 in the year ended December 31, 2013. We expect the single-family residential real estate market to continue to improve modestly in the near term, but believe that the run up in home prices over the past couple of years, the hesitancy of first-time home buyers to enter the market and the continued difficulty that many borrowers face in trying to obtain mortgage financing will contribute to slowing housing gains for single family homes over the balance of 2014 and into 2015. These conditions have resulted in significantly fewer mortgage originations, and we expect this trend will continue in the near term.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 370,000 during the third quarter of 2014, as compared to 351,300 during the second quarter of 2014, 305,300 during the first quarter of 2014 and 293,700 in the year ended December 31, 2013. Moreover, vacancy trends in the multi-family sector appear to be stable. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI increased one point to 38 during the second quarter of 2014, which is roughly the same levels posted since late 2013. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own. We expect the multi-family sector to continue to be a strong performer in the near term given the current favorable conditions for multi-family housing in the U.S.

Credit Spreads. Credit spreads in the residential and commercial markets have generally continued to tighten further during the third quarter of 2014, continuing a trend exhibited during a significant part of 2012, 2013 and the first half of 2014. Typically when credit spreads widen, credit-sensitive assets such as CLOs, multi-family CMBS, distressed residential loans, as well as Agency IOs, are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Comparable to conditions experienced in the first half of 2014, asset gathering in the third quarter of 2014 continues to be challenging. In our view, further tightening of credit spreads has largely resulted from the continued pursuit of credit sensitive assets by a significant amount of investable capital, thereby placing upward pressure on the pricing of the credit sensitive assets that we currently target. Although this trend has had a positive impact on the value of many of the credit sensitive assets in our existing portfolio, which in turn has helped to move our book value per common share higher again this quarter, it has resulted in a more challenging current return environment for new investment in these asset classes, particularly for new multi-family CMBS product and distressed residential loans. Given this challenging current return environment, we expect to remain selective and opportunistic as we source new credit sensitive product over the next couple of quarters, but remain focused in the near term on allocating greater capital to credit sensitive assets that rely on asset selection rather than leverage to generate our targeted returns.

Financing markets and liquidity. During the third quarter of 2014, the closing yield of the ten-year U.S. Treasury Note traded between 2.34% and 2.65%, settling at 2.52% at September 30, 2014, as compared to 2.53% and 3.03% at June 30, 2014 and December 31, 2013, respectively. Subsequent to September 30, 2014, the bond market experienced a significant amount of volatility, with yields on the ten-year U.S. Treasury Note falling below 2.00% at one point. Meanwhile short-term interest rates have held steady for the most part during the first half of 2014. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.15% at September 30, 2014, which is effectively unchanged from December 31, 2013.

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

Fair value – The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. Such inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company’s CMBS IOs, CMBS POs, multi-family loans held in securitization trusts and multi-family CDOs are considered to be the most significant of its fair value estimates.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – As of September 30, 2014 and December 31, 2013, we owned 100% of the first loss tranche of securities of the “Consolidated K-Series”. The Consolidated K-Series collectively represents six separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

At September 30, 2014:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans(3)	Other(4)	Total

Carrying value	$678,612	$130,525	$419,813	$264,195	$152,902	$41,407	$1,687,454
Liabilities:
Callable(5)	(545,876)	(82,005)	—	—	—	—	(627,881)
Non-callable	—	—	(83,401)	(154,012)	(148,298)	(45,000)	(430,711)
Hedges (Net)(6)	4,216	9,907	—	—	—	—	14,123
Cash	11,476	46,731	1,156	—	—	15,873	75,236
Other	2,104	2,483	(4,110)	12,099	1,171	(23,591)	(9,844)
Net capital allocated	$150,532	$107,641	$333,458	$122,282	$5,775	$(11,311)	$708,377

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)	The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of September 30, 2014 follows:

Multi-family loans held in securitization trusts, at fair value	$8,303,169
Multi-family CDOs, at fair value	(8,005,013)
Net carrying value	298,156
Investment securities available for sale, at fair value held in securitization trusts	38,379
Investment securities available for sale, at fair value CMBS	45,953
Total CMBS, at fair value	382,488
First mortgage loan, mezzanine loan and preferred equity investments	37,325
Securitized debt	(83,401)
Cash and other	(2,954)
Net Capital in Multi-family	$333,458

(3)	Represents our residential mortgage loans held in securitization trusts.
(4)	Other includes CLOs having a carrying value of $35.1 million, non-Agency RMBS and loans held for investment. Other non-callable liabilities include $45 million in subordinated debentures.
(5)	Includes repurchase agreements.
(6)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

At December 31, 2013:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans(3)	Other(4)	Total

Carrying value	$745,265	$131,609	$360,430	$265,390	$163,237	$39,825	$1,705,756
Liabilities:
Callable(5)	(687,927)	(94,698)	—	—	—	(8,500)	(791,125)
Non-callable	—	—	(135,093)	(169,871)	(158,410)	(45,000)	(508,374)
Hedges (Net)(6)	3,474	11,256	—	—	—	—	14,730
Cash	—	30,441	—	—	—	31,798	62,239
Other	1,916	1,861	1,218	7,975	1,745	(17,275)	(2,560)
Net capital allocated	$62,728	$80,469	$226,555	$103,494	$6,572	$848	$480,666

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)	The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2013 follows:

Multi-family loans held in securitization trusts, at fair value	$8,111,022
Multi-family CDOs, at fair value	(7,871,020)
Net carrying value	240,002
Investment securities available for sale, at fair value held in securitization trusts	92,578
Total CMBS, at fair value	332,580
First mortgage loan, mezzanine loan and preferred equity investments	27,850
Securitized debt	(135,093)
Other	1,218
Net Capital in Multi-family	$226,555

(3)	Represents our residential mortgage loans held in securitization trusts.
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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 to the Three and Nine Months Ended September 30, 2013

For the three and nine months ended September 30, 2014, we reported net income attributable to common stockholders of $38.3 million and $89.9 million, respectively, as compared to net income attributable to common stockholders of $16.9 million and $43.6 million, respectively, for the same periods in 2013. The main components of the change in net income for the three and nine months ended September 30, 2014, as compared to the same periods in 2013 are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	$ Change	2014	2013	$ Change
Net interest income	$19,320	$15,207	$4,113	$59,028	$42,090	$16,938
Total other income	$33,118	$8,472	$24,646	$66,604	$17,769	$48,835
Total general, administrative and other expenses	$11,613	$5,082	$6,531	$26,749	$13,660	$13,089
Income from operations before income taxes	$40,825	$18,597	$22,228	$98,883	$46,199	$52,684
Income tax expense	$1,100	$211	$889	$4,668	$531	$4,137
Net income	$39,725	$18,386	$21,339	$94,215	$45,668	$48,547
Preferred stock dividends	$(1,453)	$(1,453)	$—	$(4,359)	$(2,115)	$(2,244)
Net income attributable to common stockholders	$38,272	$16,933	$21,339	$89,856	$43,553	$46,303
Basic income per common share	$0.42	$0.27	$0.15	$1.06	$0.76	$0.30
Diluted income per common share	$0.42	$0.27	$0.15	$1.06	$0.76	$0.30

Net Interest Income

The increase in net interest income for the three and nine months ended September 30, 2014 as compared to the corresponding periods in the prior year is primarily attributable to two factors: 1) a greater investment allocation to credit sensitive assets in 2014 periods as compared to prior year periods and 2) an increase in net interest spread in the 2014 periods as compared to the prior year periods. Beginning in 2013, the Company increasingly allocated both new and reinvested capital to credit sensitive, higher yielding investments and allocated less capital to its Agency RMBS portfolio, which is lower-yielding. As of September 30, 2014, investments in multi-family CMBS, other multi-family investments and distressed residential loans increased to $684.0 million as compared to $565.7 million as of September 30, 2013. Net interest spread in the third quarter of 2014 declined from levels recorded in our two prior quarters. This decline in net interest spread as compared to the two immediately prior quarters was primarily driven by an uptick in the constant prepayment rate (“CPR”) for our Agency MBS portfolio. See “Quarterly Comparative Net Interest Spread” and “Prepayment History” section below.

Other Income

Total other income increased by $24.6 million and $48.8 million for the three and nine months ended September 30, 2014, respectively as compared to the same periods in 2013. The increases were primarily driven by:

●

An increase in realized gain on investment securities and related hedges of $13.7 million and $28.8 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The Company sold a single multi-family CMBS security in the third quarter of 2014, resulting in a realized gain amounting to $16.5 million for the three and nine months ended September 30, 2014. This realized gain was partially offset by $3.4 million of loss on extinguishment of debt related to the early termination of a multi-family recourse financing that was collateralized by certain of our multi-family CMBS, including the security we sold in the third quarter of 2014.

In addition realized gains from the Company's Agency IO portfolio declined by $2.8 million for the three months ended September 30, 2014 and increased by $12.3 million for the nine months ended September 30, 2014, as compared to the same periods in 2013.

●

A decrease in unrealized loss on investment securities and related hedges of $0.5 million for the three months ended September 30, 2014 and an increase in unrealized loss on investment securities and related hedges of $7.1 million for the nine months ended September 30, 2014, as compared to the same periods in 2013, which were primarily related to our Agency IO strategy.

●

An increase in realized gains on distressed residential mortgage loans of $0.3 million and $8.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The realized gains are derived from loan refinancings, workouts and resales, with the majority of the realized income on these assets during the nine month period attributable to loan resales during the first quarter of 2014.

●

An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $11.8 million and $20.7 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, which is primarily due to improved pricing on our multi-family CMBS investments that has been driven, in part, by greater market demand for this product; and

●

An increase in other income of $1.3 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, which is primarily a function of an increase in income related to our 20% membership interest in RiverBanc.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
General, Administrative and Other Expenses	2014	2013	$ Change	2014	2013	$ Change
Salaries, benefits and directors’ compensation	$1,244	$805	$439	$3,438	$1,895	$1,543
Professional fees	547	709	(162)	2,064	1,942	122
Base management and incentive fees	7,752	2,213	5,539	15,396	5,455	9,941
Expenses on distressed residential mortgage loans	1,491	1,051	440	3,920	2,533	1,387
Other	579	304	275	1,931	1,835	96
Total	$11,613	$5,082	$6,531	$26,749	$13,660	$13,089

The increase in salaries, benefits and directors’ compensation in 2014 periods, is due, in part, to an increase in the number of people employed by the Company in 2014, as a result of the re-internalization of the Company’s accounting function.

The increase in base management and incentive fees for the three months ended September 30, 2014, as compared to the same period in 2013 is primarily due to incentive fees earned by RiverBanc from the sale of the multi-family CMBS security during the third quarter of 2014. The increase in base management and incentive fees for the nine months ended September 30, 2014, as compared to the same period in 2013, was driven by (i) the increase in assets managed by our external managers, and the performance of the assets they manage for us during the period, which resulted in incentive fees earned and (ii) the incentive earned by RiverBanc from the sale of the multi-family CMBS security in September 2014.

The increase in expenses related to distressed residential mortgage loans is due to the increase in our investment in this asset class as compared to the same period in 2013. The distressed residential mortgage loan strategy typically has a higher cost, as loan servicing and resolution processing on distressed loans is more operationally intensive than performing loans.

Income Tax Expense

The increase in income tax expense for the three and nine months ended September 30, 2014, was primarily due to the increase in realized gains resulting from loan sales in our distressed loan portfolio, as gain on sale from loan activity is transacted in a taxable REIT subsidiary for REIT compliance purposes and accordingly is subject to local, state and federal taxes.

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

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the eight most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions)(1)(2)	Weighted Average Yield on Interest Earning Assets(3)	Cost of Funds(4)	Net Interest Spread(5)
September 30, 2014	$1,609.4	6.37%	2.09%	4.28%
June 30, 2014	$1,625.0	6.60%	2.00%	4.60%
March 31, 2014	$1,632.2	6.40%	2.01%	4.39%
December 31, 2013	$1,644.7	5.99%	1.89%	4.10%
September 30, 2013	$1,586.6	5.21%	1.62%	3.59%
June 30, 2013	$1,524.1	4.89%	1.41%	3.48%
March 31, 2013	$1,446.1	4.86%	1.38%	3.48%
December 31, 2012	$1,350.2	4.46%	1.13%	3.33%

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

(5)	Net Interest Spread is the difference between our Weighted Average Yield on Interest Earning Assets and our Cost of Funds.

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%
December 31, 2013	6.7%	5.3%	13.5%	16.8%	12.6%	10.0%
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%
June 30, 2013	22.2%	6.4%	21.9%	18.3%	6.5%	15.4%
March 31, 2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%

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

As a result of the significant increase in long-term treasury rates and mortgage rates during the quarter ended September 30, 2013, mortgage originations related to refinancing decreased, resulting in lower prepayment speeds for many of our Agency RMBS in the latter part of 2013 and early 2014. Prepayment speeds increased during the third quarter of 2014 in conjunction with the decline of longer-term treasury rates.

 Portfolio Asset Yields for the Quarter Ended September 30, 2014

The following table summarizes the Company’s significant assets at and for the quarter ended September 30, 2014, classified by relevant categories (dollar amount in thousands):

	Carrying Value	Coupon(1)	Yield(1)	CPR(1)
Agency Fixed Rate RMBS	$490,491	2.94%	1.80%	9.2%
Multi-family Investments(2)	$400,490	0.14%	12.50%	N/A
Distressed Residential Loans(3)	$262,980	5.48%	8.18%	N/A
Agency ARMs	$188,121	2.89%	1.74%	20.5%
Residential Securitized Loans	$152,902	2.42%	2.42%	5.4%
Agency IOs	$130,525	5.60%	11.10%	15.2%
CLOs	$35,121	4.20%	41.27%	N/A

(1)	Coupons, yields and CPRs are based on third quarter 2014 daily average balances. Yields are calculated on amortized cost basis.
(2)

Includes CMBS and mezzanine loans to and preferred equity investments in owners of multi-family properties accounted for as loans held for investment. Mezzanine loans and preferred equity investments amounting to approximately $19.3 million that are accounted for using the equity method of accounting are not included. CMBS carrying value, coupons and yield calculations are based on the underlying CMBS that are actually owned by the Company and do not include the other consolidated assets and liabilities of the Consolidated K-Series not owned by the Company.

(3)	Distressed residential loan yield is net of provision for loan losses.

Financial Condition

As of September 30, 2014, we had approximately $10.1 billion of total assets, as compared to approximately $9.9 billion of total assets as of December 31, 2013. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. See "Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale.  At September 30, 2014, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS, CMBS and CLOs, which are classified as investment securities available for sale. At September 30, 2014, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in carrying value of investment securities available for sale as of September 30, 2014 as compared to December 31, 2013 is primarily a result of principal paydowns, partially offset by the transfer of the multi-family CMBS previously held in a securitization trust back to the Company.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	September 30, 2014		December 31, 2013
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2011	$19,916	$21,058	$24,500	$25,815
2011	21,013	22,148	25,795	27,243
2012	140,951	144,915	153,863	156,264
Total ARMs	181,880	188,121	204,158	209,322

Fixed
2011	2,085	2,146	3,028	3,085
2012	474,861	488,345	526,465	532,858
Total Fixed	476,946	490,491	529,493	535,943

IO
Prior to 2011	217,255	31,150	247,739	34,793
2011	139,453	22,736	160,856	26,350
2012	291,986	51,112	293,322	52,388
2013	129,402	23,363	100,656	18,078
2014	17,182	2,164	—	—
Total IOs	795,278	130,525	802,573	131,609

Total Agency RMBS	1,454,104	809,137	1,536,224	876,874
Non Agency RMBS
2006	2,649	2,040	3,001	2,361
CMBS
2012	1,046,739	45,953	—	—
CLOs
2007	35,550	35,121	35,550	33,208

Total	$2,539,042	$892,251	$1,574,775	$912,443

Investment Securities Available for Sale Held in Securitization Trusts.  At September 30, 2014, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to consolidated VIEs that have been securitized into beneficial interests. The decrease in investment securities available for sale held in securitization trusts as of September 30, 2014 as compared to December 31, 2013 is primarily due to the sale of a multi-family CMBS in the third quarter of 2014 and the transfer back to the Company of multi-family CMBS held in a securitization trust in connection with our termination of a CMBS master repurchase agreement. The Company received total proceeds of approximately $41.4 million realizing approximately $16.5 million of net gains from the sale of the multi-family CMBS, for the three and nine months ended September 31, 2014. The following table sets forth the balances of our investment securities available for sale held in securitization trusts by vintage (i.e., by issue year) as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	September 30, 2014		December 31, 2013
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$892,335	$38,379	$900,137	$29,289
2012	—	—	1,101,549	63,289
Total	$892,335	$38,379	$2,001,686	$92,578

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At September 30, 2014, residential mortgage loans held in securitization trusts totaled approximately $152.9 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $5.8 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 83.6% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 9 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

		Unpaid
	Number of Loans	Principal	Carrying Value
September 30, 2014	396	$155,272	$152,902
December 31, 2013	422	$165,173	$163,237

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of September 30, 2014 and December 31, 2013 respectively (dollar amounts in thousands):

	September 30, 2014			December 31, 2013
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$442	2,950	48	$438	$2,950	$48
Current Coupon Rate	2.75%	7.25%	1.25%	2.77%	7.25%	1.25%
Gross Margin	2.37%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.33%	13.25%	9.38%	11.32%	13.25%	9.13%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	248	255	214	256	264	223
Average Months to Reset	3	11	1	3	11	1
Original FICO Score	726	818	593	727	818	593
Original LTV	70.12%	95.00%	13.94%	70.21%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the nine months ended September 30, 2014 and 2013, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2014	$165,173	$1,053	$(2,989)	$163,237
Principal repayments	(10,483)	—	—	(10,483)
Provision for loan loss	—	—	(654)	(654)
Transfer to real estate owned	(530)	—	289	(241)
Charge-Offs	1,112	—	—	1,112
Amortization of premium	—	(69)	—	(69)
Balance, September 30, 2014	$155,272	$984	$(3,354)	$152,902

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$189,009	$1,198	$(2,978)	$187,229
Principal repayments	(15,742)	—	—	(15,742)
Provision for loan loss	—	—	(568)	(568)
Transfer to real estate owned	(889)	—	268	(621)
Charge-Offs	—	—	109	109
Amortization of premium	—	(101)	—	(101)
Balance, September 30, 2013	$172,378	$1,097	$(3,169)	$170,306

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

At September 30, 2014 and December 31, 2013, distressed residential mortgage loans held in securitization trusts had a carrying value of $247.2 million and $254.7 million, respectively. The Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $106.5 million and $93.9 million at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, distressed residential mortgage loans included in receivables and other assets account in the accompanying condensed consolidated balance sheets had a carrying value of $15.8 million and $9.7 million, respectively.

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	Number of
	Loans	Unpaid principal	Carrying Value
September 30, 2014	2,546	$328,785	$262,980
December 31, 2013	2,580	$339,578	$264,434

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	September 30, 2014	December 31, 2013
50.00% or less	4.2%	4.3%
50.01% - 60.00%	4.0%	4.2%
60.01% - 70.00%	8.0%	7.4%
70.01% - 80.00%	10.4%	9.9%
80.01% - 90.00%	15.5%	14.5%
90.01% - 100.00%	13.3%	12.2%
100.01% and over	44.6%	47.5%
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2014	December 31, 2013
550 or less	15.4%	16.4%
551 to 600	22.2%	22.6%
601 to 650	23.5%	24.6%
651 to 700	20.6%	18.8%
701 to 750	12.6%	11.7%
751 to 800	4.9%	5.2%
801 and over	0.8%	0.7%
Total	100.0%	100.0%

	September 30,	December 31,
Current Coupon	2014	2013
3.00% or less	21.0%	17.9%
3.01% - 4.00%	9.9%	9.9%
4.01% - 5.00%	10.5%	10.1%
5.01% - 6.00%	12.6%	14.6%
6.01% and over	46.0%	47.5%
Total	100.0%	100.0%

Delinquency Status	September 30, 2014	December 31, 2013
Current	87.3%	79.5%
31 – 60 days	0.6%	12.0%
61 – 90 days	6.9%	4.1%
90+ days	5.2%	4.4%
Total	100.0%	100.0%

Origination Year	September 30, 2014	December 31, 2013
2005 or earlier	33.9%	33.4%
2006	17.9%	15.6%
2007	41.4%	44.0%
2008 or later	6.8%	7.0%
Total	100.0%	100.0%

Consolidated K-Series. - As of September 30, 2014 and December 31, 2013, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations as of September 30, 2014 and December 31, 2013, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of September 30, 2014 and December 31, 2013, the Consolidated K-Series was comprised of $8.3 billion and $8.1 billion, respectively, in multi-family loans held in securitization trusts and $8.0 billion and $7.9 billion, respectively, in multi-family CDOs outstanding with a weighted average interest rate of 4.30%. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the nine months ended September 30, 2014 included $226.3 million in interest income and $207.2 million in interest expense, respectively. Also, we recognized a $43.1 million unrealized gain in the statement of operations for the nine months ended September 30, 2014 as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $298.2 million and $240.0 million as of September 30, 2014 and December 31, 2013, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of September 30, 2014 and December 31, 2013, respectively (dollar amounts in thousands, except as noted):

September 30, 2014	December 31, 2013
Current balance of loans	$11,619,096	$12,585,131
Number of loans	688	742
Weighted average original LTV	69.3%	69.0%
Weighted average underwritten debt service coverage ratio	1.48	x	1.50	x
Current average loan size	$16,888	$16,961
Weighted average original loan term (in months)	115	112
Weighted average current remaining term (in months)	81	85
Weighted average loan rate	4.45%	4.37%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.3%	14.0%
Texas	12.2%	13.7%
New York	7.5%	7.2%
Florida	6.8%	6.5%
Washington	5.4%	5.3%

Financing Arrangements, Portfolio Investments. As of September 30, 2014 and December 31, 2013, we had approximately $627.9 million and $791.1 million of repurchase borrowings outstanding, respectively.   As of September 30, 2014 and December 31, 2013, the current weighted average borrowing rate on these financing facilities was 0.42% and 0.49%, respectively.

As of September 30, 2014 and December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of September 30, 2014, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.8% as of September 30, 2014 and December 31, 2013.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2012, 2013 and 2014 for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857
March 31, 2014	$774,545	$767,827	$784,019

December 31, 2013	$796,044	$791,125	$800,193
September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667
March 31, 2013	$879,732	$878,824	$882,611

December 31, 2012	$878,201	$889,134	$889,134
September 30, 2012	$446,610	$580,176	$592,976
June 30, 2012	$129,101	$138,871	$138,871
March 31, 2012	$113,092	$118,385	$118,385

Residential Collateralized Debt Obligations. As of September 30, 2014 and December 31, 2013, we had Residential CDOs, of $148.3 million and $158.4 million, respectively. As of September 30, 2014 and December 31, 2013, the weighted average interest rate of these Residential CDOs was 0.54% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $155.3 million and $165.2 million at September 30, 2014 and December 31, 2013, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of September 30, 2014 and December 31, 2013, had a net investment in the residential securitization trusts of $5.8 million and $6.6 million, respectively.

Securitized Debt. The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization	Collateralized Recourse Financings	Distressed Residential Mortgage Loan Securitizations

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$55,853	$176,970
Principal Amount at September 30, 2014	$34,283	$55,853	$154,012
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Carrying Value at September 30, 2014	$27,548	$55,853	$154,012
Carrying Value at December 31, 2013	$27,240	$107,853	$169,871
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4.25% - 4.85%

In September 2014, the Company repaid the Company’s outstanding notes from its November 2012 collateralized recourse financing transaction that involved a CMBS Master Repurchase Agreement with a three-year term. The Company repurchased the notes with an outstanding principal of $52.0 million in the open market and recognized a loss on extinguishment of debt of $3.4 million.

Refer to Note 7 of our condensed consolidated financial statements included in this report for more information on Securitized Debt.

Subordinated Debentures. As of September 30, 2014, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.1%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At September 30, 2014, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $1.9 million. At December 31, 2013, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market asset value of $2.0 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2014 was $708.4 million and included $23.7 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $11.2 million in unrealized gains primarily related to our CLOs, $29.9 million in net unrealized gains related to our CMBS and $2.0 million in unrealized derivative gains related to cash flow hedges, partially offset by $19.4 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2013 was $480.7 million and included $3.1 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $14.7 million in unrealized gains primarily related to our CLOs, $18.3 million in net unrealized gains related to our CMBS and $2.0 million in unrealized derivative gains related to cash flow hedges, partially offset by $31.9 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. The increase in stockholders’ equity at September 30, 2014, as compared to December 31, 2013, is primarily due to our issuance of common stock in public offerings with net proceeds to us of $186.7 million, after deducting offering expenses, during the nine months ended September 30, 2014.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2014 (amounts in thousands, except per share):

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
			Per			Per
	Amount	Shares	Share(1)	Amount	Shares	Share(1)
Beginning Balance	$619,248	90,685	$6.83	$405,666	64,102	$6.33
Common stock issuance, net	286			186,663	26,583
Balance after share issuance activity	619,534	90,685	6.83	592,329	90,685	6.53
Dividends declared	(24,485)		(0.27)	(69,411)		(0.77)
Net change AOCI: (2)
Hedges	1,181		0.01	(149)		—
RMBS	(2,683)		(0.03)	12,593		0.14
CMBS	3,252		0.04	11,654		0.13
CLOs	(1,694)		(0.02)	(3,495)		(0.04)
Net income attributable to common stockholders	38,272		0.42	89,856		0.99
Ending Balance	$633,377	90,685	$6.98	$633,377	90,685	$6.98

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of September 30, 2014 of 90,684,546
(2)	Accumulated other comprehensive income (“AOCI”).

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

During the nine months ended September 30, 2014, net cash decreased $3.3 million, as a result of $178.9 million used in financing activities offset by $146.9 million provided by investing activities and $28.7 million of cash provided by operating activities. Our financing activities primarily included net proceeds from common stock issuances of $186.1 million, partially offset by $163.2 million in payments of financing arrangements, $53.5 million in payments made on multi-family CDOs, $66.6 million in dividends paid on common stock and Series B Preferred Stock, $10.2 million in payments made on Residential CDOs, and $71.1 million in payments made on securitized debt. Our investing activities primarily included $75.1 million in principal paydowns received on investment securities available for sale, $50.2 million in principal repayments received on multi-family loans held in securitization trusts, $9.9 million in principal repayments received on residential mortgage loans held in securitization trusts, $41.4 million in proceeds from sales of investment securities, $61.0 million in principal repayments and proceeds from sales and refinancings of distressed residential mortgage loans, partially offset by $50.5 million of purchases of distressed residential mortgage loans, $20.3 million of purchases of investment securities, $12.6 million in the funding of a mezzanine loan and $19.8 million decrease in restricted cash.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt (including financings similar to our CMBS Master Repurchase Agreements), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At September 30, 2014, we had cash and cash equivalents balances of $28.5 million, which decreased from December 31, 2013. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements to finance the more liquid assets in our investment portfolio, such as Agency RMBS and CLOs. Recently, certain repurchase agreement lenders have elected to exit the repo lending market for various reasons, including new capital requirement regulations. However, as certain lenders have exited the space, other financing counterparties that had not participated in the repo lending market historically have begun to step in to replace many of the lenders that have elected to exit.

As of September 30, 2014, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with eleven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of September 30, 2014, we had an aggregate amount at risk under our repurchase agreements with eleven counterparties of approximately $56.0 million, with no more than approximately $21.1 million at risk with any single counterparty.

At September 30, 2014, the Company had short-term repurchase agreement borrowings of $627.9 million as compared to $791.1 million as of December 31, 2013. In addition to our excess cash, the Company has $208.4 million in unencumbered securities, including $127.3 million of RMBS, of which $125.2 million are Agency RMBS, and $46.0 million of CMBS. The $28.5 million of cash, the $127.3 million in RMBS, and $46.0 million of CMBS and $46.7 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements, which collectively represent 39.6% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

At September 30, 2014, we also had other longer-term debt, including Residential CDOs outstanding of $148.3 million, multi-family CDOs outstanding of $8.0 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $237.4 billion. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2013 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 of our condensed consolidated financial statements.

As of September 30, 2014, our overall leverage ratio, including both our short- and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 1.3 to 1. As of September 30, 2014, our leverage ratio on our short term financings or callable debt was approximately 0.9 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $215.4 million at September 30, 2014, and is included in payable for securities purchased on our condensed consolidated balance sheet.

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

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. During the nine months ended September 30, 2014, we closed on the following public equity offerings:

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

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. On January 14, 2013, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP. On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the three and nine months ended September 30, 2014, we did not issue any shares under the equity distribution agreement. As of September 30, 2014, approximately $19.0 million of common stock remains available for issuance under our “at the market” offering program.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2014 to Three and Nine Months Ended September 30, 2013 - Comparative Expenses" for more information regarding the base management and incentive fee incurred during the nine months ended September 30, 2014. In addition, pursuant to the terms of our former advisory relationship with Harvest Capital Strategies, LLC, or HCS, we also may pay incentive compensation to HCS with respect to those assets of our Company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

On September 18, 2014, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on July 15, 2014 and ended on October 14, 2014. This dividend was paid on October 15, 2014 to holders of record of Series B Preferred Stock as of October 1, 2014.

On September 18, 2014, we declared a 2014 third quarter cash dividend of $0.27 per common share, which is the same amount that was declared for the first and second quarter of 2014. The dividend was paid on October 27, 2014 to common stockholders of record as of September 29, 2014.  The dividend was paid out of our working capital.

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Credit Suisse First Boston LLC in the amount of $71.7 million at September 30, 2014 with a net exposure of $6.0 million. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $8.4 million at September 30, 2014 with a net exposure of $0.9 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245 million notional with a net exposure of $0.9 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of September 30, 2014 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$6,997
+100	$7,138
-100	$(17,458)

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

With respect to the $263.0 million of distressed residential loans the Company owned at September 30, 2014, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.  Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of September 30, 2014, we own $342.4 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 31.6% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completes an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool. As of September 30, 2014, we own approximately $35.1 million of notes issued by a CLO at a discounted purchase price equal to 67% of par. The securities are backed by a portfolio of corporate loans.  We also own approximately $37.9 million of first mortgage loan, mezzanine financing and preferred equity investments at September 30, 2014, backed by residential and multi-family properties.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of September 30, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of September 30, 2014 using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(89,229)	3.16
+100	$(43,457)	2.66
Base		1.61
-100	$22,913	0.17

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

Item 5.        Other Information

On November 3, 2014, the Company entered into a Second Amended and Restated Employment Agreement with Steven R. Mumma (the “Executive”), the Company’s Chief Executive Officer and President (the “Employment Agreement”). The Employment Agreement amends, restates and supersedes the Amended and Restated Employment Agreement between the Company and the Executive dated November 22, 2011 (the “Prior Employment Agreement”). The Employment Agreement will expire on December 31, 2015, unless further extended or sooner terminated.

The Employment Agreement amends the Prior Employment Agreement as follows:

●	increases the Executive’s annual base salary from $500,000 to $700,000, effective as of November 1, 2014;
●

requires the Compensation Committee to adopt a Bonus Plan (as defined in the Employment Agreement) by not later than March 31 of each fiscal year; requires that the Executive be paid an annual Incentive Bonus (if any) by not later than March 14 of the year immediately following the year for which the applicable Bonus Plan was adopted, and makes clear that the Company’s 2013 Incentive Compensation Plan is the Bonus Plan for the 2014 fiscal year for purposes of Sections 5(b)(i) and Section 6(e)(ii) of the Employment Agreement;

●

broadens the definition of a “Competing Business” for purposes of the non-competition provision to include any investment vehicle whose business strategy is primarily focused on investing in and managing residential mortgage-backed securities and other mortgage-related assets in any geographic region in which the Company engages in its business;

●

lengthens the Executive’s non-compete period to (i) one year in the event of termination of the Executive’s employment by the Executive without Good Reason (as defined in the Employment Agreement) and (ii) 180 days in the event of termination of the Executive’s employment by the Company with Cause (as defined in the Employment Agreement); and

●

eliminates the tax gross-up provision and replaces it with a provision that provides that if any amount payable to, or other benefit receivable by the Executive pursuant to the Employment Agreement (taking into account payments and benefits under other agreements, plans and agreements) is deemed to constitute a “parachute payment” as defined in Section 280G of the Internal Revenue Code, then such payment or benefit shall be reduced in accordance with, and to the extent required by, the provisions of the Company’s 2010 Stock Incentive Plan.

All other terms contained in the Prior Employment Agreement remain substantially unchanged in the Employment Agreement. The foregoing summary of the material changes to the Prior Employment Agreement is qualified in its entirety by reference to the Employment Agreement, which is being filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6.        Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 6, 2014	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Kristine R. Nario
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

4.4	Form of Certificate representing the Series B Preferred Stock. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A filed on May 31, 2013).

10.1	Second Amended and Restated Employment Agreement, by and between the Company and Steven R. Mumma, dated as of November 3, 2014.

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.