Form 10-K
period 2014-12-31
NEW YORK MORTGAGE TRUST INC
filed 2015-02-27
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

(212) 792-0107

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Stock Market
7.75% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     ☒ No    ☐

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

Large Accelerated Filer ☒      Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No    ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $704,607,266.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on February 20, 2015 was 105,292,065.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Part III, Items 10-14

1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders scheduled for May 2015 to be filed with the Securities and Exchange Commission by no later than April 30, 2015.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

PART I

Item 1. BUSINESS

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) residential mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers six separate Freddie Mac- sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities; “Variable Interest Entity or VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

We were formed in 2003 and commenced operations as a vertically integrated mortgage origination and portfolio investment manager in 2004 upon the completion of our initial public offering. Since exiting the mortgage origination business in 2007, we built a diversified investment portfolio that includes elements of interest rate and credit risk, which we believe is best suited to deliver stable cash flows over various economic cycles.

Under our investment strategy, our targeted assets currently include residential mortgage loans, including distressed residential loans, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in commercial real estate-related debt investments and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. We rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days (and, in some cases up to one year), and longer term structured financings, such as securitization and re-securitization transactions, with terms longer than one year.

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

We completed three public equity offerings in 2014, generating aggregate net proceeds to us of approximately $296.5 million, expanding our stockholders’ equity from $480.7 million at December 31, 2013 to $817.9 million at December 31, 2014. The expansion of our equity capital base over the course of the last three fiscal years has increased our scale and, we believe, our access to larger and more attractive investment and financing opportunities, as evidenced by the purchase of distressed residential loans in December 2014 having an unpaid principal balance of $367.6 million at the closing date for an aggregate purchase price of $328.4 million, including accrued interest.

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

Our Investment Strategy

We intend to continue our strategy of building a residential portfolio that includes elements of both interest rate and credit risk by focusing our investments on (i) “credit residential” assets, which we define as residential mortgage loans, including distressed residential loans, multi-family CMBS and other commercial real estate-related debt investments such as mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in commercial real estate-related debt investments, (ii) leveraged Agency RMBS, which we expect will include Agency ARMs, Agency fixed-rate and Agency IOs, and (iii) the opportunistic acquisition of other types of mortgage-related and financial assets that meet our investment criteria. At the same time we pursue these targeted assets, we will continue to actively manage our existing assets, which include the credit residential assets and leveraged Agency RMBS referred to above as well as CLOs, residential securitized loans and non-Agency RMBS.

Prior to deploying capital to any of our targeted asset classes or determining to liquidate or dispose any of our investments, our management team will consider, among other things, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk related to the asset or the underlying collateral, prepayment risk, liquidity, the costs of financing, hedging, and managing the asset, relative value, expected future interest rate volatility and future expected changes to credit spreads. Consistent with our strategy to produce returns through a combination of net interest margin and net realized capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

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

For more information regarding our portfolio as of December 31, 2014, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Investments in Credit Residential Assets

We seek to identify credit sensitive assets primarily relating to residential housing from which we can extract value through a combination of current yield and/or capital appreciation. Our portfolio of credit residential assets is currently comprised of residential mortgage loans, including distressed residential loans, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties and equity and debt investments issued by entities that invest in commercial real estate-related debt investments. Our portfolio also includes distressed residential mortgage loans held in securitization trusts and prime ARM loans held in securitization trusts (also referred to as residential securitized loans).

The distressed residential loans in our current portfolio have been acquired, in each case, as a pool of distressed residential loans sold by a financial institution. During the year ended December 31, 2014, we acquired multiple pools of distressed residential mortgage loans having an estimated aggregate market value of approximately $400.9 million at the time of their respective acquisitions. This includes a pool of distressed residential loans acquired in December 2014 having an unpaid principal balance and carrying value of approximately $367.2 million and $327.4 million, respectively as of December 31, 2014. These distressed residential mortgage loans generally consist of performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties. The loans were purchased at a discount to the aggregate principal amount outstanding, which we believe will provide us with adequate credit protection and an opportunity to modify the loan and achieve an attractive yield. These distressed residential mortgage loans are sourced and managed by Headlands.

Our portfolio of multi-family CMBS is comprised of (i) fixed rate PO securities issued from the first loss tranche, or “first loss,” of certain multi-family K-series securitizations sponsored by Freddie Mac and (ii) certain IO securities issued by these securitizations. Our investments in these privately placed first loss PO securities generally represent approximately 7.5% of the overall securitization which typically totals approximately $1.0 billion in multi-family residential loans consisting of 70 to 100 individual properties diversified across a wide geographic footprint. These first loss securities are typically backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years. Moreover, each first loss piece of multi-family CMBS in our portfolio is, in most cases, the most junior tranche of security issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior tranches being exposed to loss. As a result, each of the first loss securities in our portfolio has been purchased, upon completion of a credit analysis and due diligence by our external manager and after consultation with and approval of our senior management, at a significant discount to its then-current par value, which we believe provides us with adequate protection against projected losses. In addition, as the owner of the first loss piece, the Company, through RiverBanc, has the right to participate in the workout of any distressed property in the securitization. We believe this right will allow the Company to mitigate or reduce any possible loss associated with the distressed property. The Company also invests in IO securities from a number of the same multi-family securitizations from which we acquired our first loss PO investments. These IO securities are stripped off the entire securitization allowing the Company to receive cashflows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We may in the future invest in more senior tranches of multi-family CMBS, which may include some form of leverage, if we believe the risk-adjusted returns for such assets are attractive. In addition, we may acquire multi-family CMBS from private originators of, or investors in, mortgage loans, including non-financial institutions and other entities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations have been underwritten to Freddie Mac underwriting guidelines and standards; however, our securities are not guaranteed by Freddie Mac.

We invest in other commercial real estate-related investments, such as the origination or acquisition of mezzanine loans to and preferred equity investments in owners of multi-family properties, with a primary focus on conventional apartments, cooperative housing associations, student housing and other related property types in increments as low as $1 million secured by properties valued at $10 million or greater. A mezzanine loan is a loan made to a property owner that is subordinate to mortgage debt and is typically secured by a pledge of the borrower’s ownership interests in the property and/or direct or indirect entities that own the property. A preferred equity investment typically takes the form of an equity investment in the special purpose entity (“SPE”) that owns the property and is structured such that the preferred equity investor will receive cash distributions from the SPE in seniority to a more junior class of equity. These preferred equity interests may be subordinate to other forms of mortgage or property-level debt. We also may participate in structured investments such as the acquisition of seasoned or distressed commercial loan portfolios. We also invest in equity and debt securities of entities that invest in commercial real estate-related debt investments and joint ventures focused on multi-family properties.

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

Agency IOs are securities that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Agency IOs allow us to make a direct investment in borrower prepayment trends in the current market environment. However, Agency IOs also introduce increased risk as these securities have no underlying principal cash flows, which will cause them to underperform in high prepayment environments as future interest payments will be reduced as a direct result of prepayments. In a rising interest rate environment, the value of an Agency IO generally tends to increase as their expected average life increases and prepayments decrease. Our investments in Agency IOs and related hedging and borrowing activities are managed by Midway. We sometimes refer to these investments and related hedging and borrowing activities as our Agency IO strategy or our Agency IO portfolio.

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

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term borrowings under repurchase agreements, and structured financings, including securitized debt, CDOs and long term subordinated debt. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining more permanent, longer-term financing for our more illiquid assets, such as our credit sensitive first loss multi-family CMBS and distressed residential loans. Currently, we target maximum leverage ratios for callable or short-term financings of 8 to 1, in the case of Agency RMBS (other than Agency IOs), and 2 to 1, in the case of Agency IOs. We may utilize short term financing on other asset classes with leverage ratios driven by the nature of the underlying asset as well as current market conditions.

As of December 31, 2014, our overall leverage ratio, including our short-term financings, such as repurchase agreements, and longer-term financings, such as securitized debt and subordinated debt (excluding the CDOs issued by the Consolidated K-Series and our residential CDOs), divided by stockholders’ equity, was approximately 1.4 to 1. Our leverage ratio on our short term financings or callable debt was approximately 1.1 to 1. In each case, there may be occasional short-term increases or decreases in the amount of leverage used due to significant market events, and we may change our leverage strategy at any time. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

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

With respect to our investments in multi-family CMBS, other commercial mortgage debt-related investments and distressed residential loans, we intend to finance our investment in these assets through working capital and, subject to market conditions, both short-term and long-term borrowings. Our financings may include repurchase agreement borrowings with terms of one year or less, or longer term structured debt financing, such as longer-term repurchase agreement financing and securitized debt where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing. We engage in longer-term financings for the primary purpose of obtaining longer-term non-recourse financing on these assets. As of December 31, 2014, our multi-family CMBS amounting to approximately $235.3 million and distressed residential mortgage loans amounting to approximately $221.6 million are financed by some form of securitized debt.

In December 2014, the Company entered into a master repurchase agreement with a one-year term to fund a portion of the purchase price of a pool distressed residential loans with an unpaid principal balance at December 31, 2014 of approximately $367.2 million. Pursuant to the terms for these financings, our ability to access the cash flows generated by the assets serving as collateral may be significantly limited and we may be unable to sell or otherwise transfer or dispose of or modify such assets until the financing has matured. In addition, we have provided a guarantee with respect to certain terms of some of the longer-term debt incurred by our subsidiaries, including the master repurchase agreement with a one-year term, and we may provide a similar guarantee in connection with future financings.

At December 31, 2014, we finance our prime ARM loans held in securitization trusts with approximately $145.5 million of residential CDOs that were issued in securitization transactions we completed in 2005.

For more information regarding our outstanding borrowings and debt instruments at December 31, 2014, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

As of December 31, 2014, we had allocated approximately $107.5 million of capital to investments managed by Midway.

The Midway Management Agreement

We entered into an investment management agreement with Midway on February 11, 2011, as amended on March 9, 2012 and April 1, 2014. The Midway Management Agreement currently operates under a one-year term that is automatically renewed for successive one-year terms unless a termination notice is delivered by either party to the other party at least six months prior to the end of the then current term. Pursuant to the Midway Management Agreement, Midway implements our Agency IO investment strategy and related hedging and borrowing activities and has complete discretion and authority to manage these assets and related hedging and borrowing activities, subject to compliance with the written investment guidelines included in the Midway Management Agreement and the other terms and conditions of the Midway Management Agreement, including our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exemption from the Investment Company Act.

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

Incentive fee

Midway will be entitled to a quarterly incentive fee (the “Midway Incentive Fee”) that is calculated quarterly and paid quarterly in arrears. The Midway Incentive Fee is subject to a high water mark equal to an 11% return on our invested capital in assets managed by Midway (the “High Water Mark”), and shall be payable in an amount equal to the excess, if any, of 35% of the dollar amount by which adjusted net income (as defined below) attributable to the assets managed by Midway, on a quarterly basis and before accounting for the Midway Incentive Fee, exceeds an annual 12.5% rate of return on invested capital (the “Hurdle Rate”), after adjusting for any carried over shortfall from previous quarters. The return rate for each quarter (the “Calculation Period”) shall be determined by dividing (i) the adjusted net income for the Calculation Period by (ii) the weighted average of our invested capital in assets managed by Midway during the Calculation Period. Upon mutual agreement of the parties to the Midway Management Agreement, a portion of each Midway Incentive Fee payable to Midway may be paid in shares of our common stock.

Adjusted net income is defined as net income (loss) calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), including any unrealized gains and losses, after giving effect to certain expenses. All securities managed for us by Midway will be valued in accordance with GAAP.

Unlike the Hurdle Rate, which is calculated on a three month basis, the High Water Mark is calculated on a calendar 12 month basis, and will reset every 24 months. The High Water Mark will be a static dollar figure that Midway will be required to recoup, to the extent there is a deficit in the prior High Water Mark calculation period before it is eligible again to receive a Midway Incentive Fee.

Equity Compensation	In addition to the base management and incentive fees provided for in the Midway Management Agreement, we issued 213,980 shares of restricted stock to Midway in March 2012 that vested annually in one-third increments beginning on December 31, 2012. As of December 31, 2014, all of the restricted shares issued to Midway had vested in full.

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

RiverBanc LLC

In April 2011, we formed a relationship with RiverBanc, a privately owned investment management and specialty finance company founded by Kevin Donlon, for the purpose of investing in multi-family CMBS, such as Freddie Mac Multifamily Loan Securitization K-Series’ assets, and other commercial real estate-related debt investments, such as mezzanine loans to and preferred equity investments in owners of multi-family properties. Pursuant to an investment management agreement between RiverBanc and us. RiverBanc sources, structures and manages our investments in these asset classes. We also have invested approximately $36.6 million in equity and debt securities issued by entity that is externally managed by RiverBanc. As of December 31, 2014, we owned 20% equity interest in RiverBanc.

RiverBanc Management Agreement

On March 13, 2013, we entered into an amended and restated management agreement with RB Commercial Mortgage LLC, our wholly-owned subsidiary, and RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement, which replaces the prior management agreement between RiverBanc and RB Commercial Mortgage LLC, has a term that expired on December 31, 2014 and is subject to automatic annual one-year renewals thereafter.

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

Headlands Management Agreements

We are a party to multiple investment management agreements with Headlands. As part of our financing strategy, we have transferred a portion of our distressed residential mortgage loans to certain SPEs, which are treated as consolidated subsidiaries of the Company, for the purpose of securitizing the loans. Each investment management agreement by and between Headlands, the Company and any consolidated subsidiary of the Company (the “Securitization Subsidiaries”), provides that Headlands serves as the asset manager of distressed residential mortgage loans owned by the Company or by its Securitization Subsidiaries. Each investment management agreement has a term that will expire upon the sale or other liquidation of all mortgage loans held by the Securitization Subsidiaries.

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

Headlands may terminate any of the investment management agreements at any time upon not less than 60 days’ notice; provided, however, that, subject to certain exceptions, it may not terminate an agreement or resign prior to the time such notes issued by the respective Securitization Subsidiary have been retired. We may terminate an investment management agreement in the event of an uncured violation of the agreement or any bankruptcy, insolvency or liquidation proceedings in respect of Headlands. Neither Headlands nor the Securitization Subsidiaries will incur a termination fee upon termination of any of the investment management agreements. We have agreed to guarantee the payment of the base management fees and expenses payable to Headlands by the Securitization Subsidiaries.

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

Each of Midway and RiverBanc has agreed that, when making investment allocation decisions between us and its other client accounts, it will, in the case of RiverBanc, allocate investments in a fair and equitable manner and, in the case of Midway, seek to allocate investment opportunities on an equitable basis and in a manner it believes is in the best interests of its relevant accounts. Since certain of our targeted assets are typically available only in specified quantities and since certain of these targeted assets will also be targeted assets for other accounts managed by or associated with our external managers, our external managers may not be able to buy as much of certain assets as required to satisfy the needs of all of its clients’ or associated accounts. In these cases, we understand that the allocation procedures and policies of our external managers would typically allocate such assets to multiple accounts in proportion to, among other things, the objectives, strategy, and stage of development or needs of each account. Moreover, the investment allocation policies of Midway may permit departure from proportional allocation when the total allocation would result in an inefficiently small amount of the security being purchased for an account. Although we believe that each of our external managers will seek to allocate investment opportunities in a manner which it believes to be in the best interests of all accounts involved and will seek to allocate, on an equitable basis, investment opportunities believed to be appropriate for us and the other accounts it manages or is associated with, there can be no assurance that a particular investment opportunity will be allocated in any particular manner.

Midway is authorized to follow broad investment guidelines in determining which assets it will invest in. Although our Board of Directors will ultimately determine when and how much capital to allocate to assets managed by Midway, we generally will not approve transactions in advance of their execution. As a result, because Midway has great latitude to determine the types of assets it may decide are proper investments for us, there can be no assurance that we would otherwise approve of these investments individually or that they will be successful. Meanwhile, RiverBanc has complete discretion and authority to manage assets on our behalf subject to investment guidelines approved by our Board of Directors. However, our Board of Directors may elect to change the investment guidelines or waive them for various investments. In addition to conducting periodic reviews, we will rely primarily on information provided to us by our external managers. Finally, our external managers may use complex investment strategies and may engage in complex transactions on our behalf which may be difficult or impossible to unwind.

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

 Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ending December 31, 2015 and thereafter. Accordingly, the net interest income we earn on our assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by TRSs is subject to regular corporate income tax.

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

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. We have elected for each of Hypotheca Capital, LLC, New York Mortgage Funding, LLC, NYMT Residential Tax, LLC, NYMT Residential Tax 2013 - RP1, LLC, NYMT Residential Tax 2013 - RP2, LLC and NYMT Residential Tax 2013 - RP3, LLC to be treated as TRSs. Our TRSs are subject to corporate income tax on their taxable income.

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

Gross Income Tests

We must meet the following separate income-based tests each year:

1.  The 75% Test. At least 75% of our gross income for the taxable year must be derived from Qualified REIT Assets. Such income includes interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property, rents from real property, gains from the sale of Qualified REIT Assets, and qualified temporary investment income or interests in real property. The investments that we have made and intend to continue to make will give rise primarily to mortgage interest qualifying under the 75% income test.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 275 Madison Avenue, Suite 3200, New York, New York, 10016 and our telephone number is (212) 792-0107. As of December 31, 2014, we employed seven full-time employees.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in credit spreads; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets and the terms thereof; changes in governmental laws, regulations, or policies affecting our business; changes to our relationships with our external managers; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in Item 1A – “Risk Factors” elsewhere in this Annual Report on Form 10-K, as updated by those risks described in our subsequent filings under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.  RISK FACTORS

Set forth below are the risks that we believe are material to stockholders and prospective investors.  You should carefully consider the following risk factors and the various other factors identified in or incorporated by reference into any other documents filed by us with the SEC in evaluating our company and our business.  The risks discussed herein can adversely affect our business, liquidity, operating results, prospects, and financial condition.  These risks could cause the market price of our securities to decline.  The risk factors described below are not the only risks that may affect us.  Additional risks and uncertainties not presently known to us, or not presently deemed material by us, also may adversely affect our business, liquidity, operating results, prospects, and financial condition.

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

Payments on the Agency RMBS (excluding Agency IOs) in which we invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are government sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. As broadly publicized, Fannie Mae and Freddie Mac have experienced significant losses in recent years, causing the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship and to inject significant capital in these businesses. Questions regarding the continued viability of Fannie Mae and Freddie Mac, as currently structured, including the guarantees that back the RMBS issued by them, and the U.S. Government’s participation in the U.S. residential mortgage market through the GSEs, continue to persist. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market”, which outlines recommendations for reforming the U.S. housing system, including reducing the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market and its relationship to Fannie Mae and Freddie Mac. In February 2012, the Federal Housing Finance Agency, or FHFA, released its “Strategic Plan for Enterprise Conservatorships,” which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships, which include (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages. In March 2013, the FHFA announced that it was creating a new entity as it reduces the roles of Fannie Mae and Freddie Mac that may serve as a foundational element of the mortgage market of the future. Since the FHFA first released its strategic plan, there have been a number of other housing finance reform proposals introduced, both from industry groups and by the U.S. Congress. One of the proposed bills to receive serious consideration is the “Housing Finance Reform and Taxpayer Protection Act of 2013.” This proposed legislation, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. During the second quarter of 2014, the proposed bill failed to make it out of the Senate Banking Committee for a full vote. It remains unclear whether this or any other proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of the bill.

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

Our business is materially affected by conditions in the residential mortgage market, the residential and commercial real estate market, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values and defaults. Continued concerns about the health of the global economy generally and the residential and commercial mortgage markets specifically, as well as inflation, energy costs, sovereign debt and geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential and commercial mortgage markets were adversely affected by changes in the lending landscape during the financial market crisis of 2008, the severity of which was largely unanticipated by the markets, and there is no assurance that these markets will return to prior levels or that they will not worsen again.

In addition, an economic slowdown, delayed recovery or general disruption in the mortgage markets may result in decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, or the loans underlying certain of our investment securities, default, we may incur losses on those loans or investment securities. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. The further deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

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

The U.S. Congress and various state and local legislatures have considered in the past, and in the future may adopt, legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process, and would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our stockholders, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our assets which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

When we acquire structured mortgage-backed securities, such as IOs, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying these securities are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of our Agency IOs is extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. Agency IOs currently comprise a significant percentage of our interest earning assets. As a result, increased levels of prepayments on our Agency IOs will negatively impact our net interest income and may result in a loss.

Certain actions by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.

On September 21, 2011, the U.S. Federal Reserve, or Federal Reserve, announced "Operation Twist," a program by which it purchased, by the end of December 2012, more than $650 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sold an equal amount of U.S. Treasury securities with remaining maturities of three years or less. Operation Twist expired in December 2012. In addition, on September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or "QE3," which was further expanded in December 2012. QE3 was part of the Federal Reserve’s accommodative monetary policy that was designed to keep long-term interest rates at low levels. QE3 involved the purchase by the Federal Reserve of an additional $40 billion of Agency RMBS and an additional $45 million of longer-term U.S. Treasury securities per month until key economic indicators show sufficient signs of improvement.

In December 2013, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would reduce the pace of its purchases of longer-term U.S. Treasury securities to $40 billion per month and its purchases of Agency RMBS to $35 billion per month and that it will likely reduce the pace of asset purchases in further measured steps to be announced at future meetings. The Federal Reserve maintained it's announced pace for reducing purchases under QE3 and according, in October 2014, QE3 ended. Should the U.S. economy begin to indicate signs of deterioration, the Federal Reserve could decide to restart an asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, and increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin. The modification or termination by the Federal Reserve of any of its programs could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders.

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

 We and our managers expect to value our investments in many credit sensitive assets, including, but not limited to multi-family CMBS, based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans that we are investing in or that are included in a particular securitization, and the estimated impact of these losses on expected future cash flows. Our loss estimates may not prove accurate, as actual results may vary from our estimates. In the event that we underestimate the losses relative to the price we pay for a particular investment, we may experience material losses with respect to such investment.

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

Residential mortgage loans, including subprime residential mortgage loans and non-performing, sub-performing and re-performing residential mortgage loans, are subject to increased risks.

We acquire and manage residential whole mortgage loans, including loans sourced from distressed markets. Residential mortgage loans, including non-performing, sub-performing and re-performing mortgage loans as well as subprime mortgage loans, are subject to increased risks of loss. Unlike Agency RMBS, the residential mortgage loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

Our targeted assets currently include distressed residential loans that we acquire from third parties, typically at a discount. Distressed residential loans sell at a discount because they may constitute riskier investments than those selling at or above par value. The distressed residential loans we invest in may be distressed because a borrower may have defaulted thereupon, because the borrower is or has been in the past delinquent on paying all or a portion of his obligation under the loan or because the loan may otherwise contain credit quality that is considered to be poor. The likelihood of full recovery of a distressed loan’s principal and contractual interest is less than that for loans trading at or above par value. Although we typically expect to receive less than the principal amount or face value of the distressed residential loans that we purchase, the return that we in fact receive thereupon may be less than our investment in such loans due to the failure of the loans to perform or reperform. An economic downturn would exacerbate the risks of the recovery of the full value of the loan or the cost of our investment therein.

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

We own real estate and assets secured by real estate, and may in the future acquire more real estate, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

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

A portion of the securities or loans we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. For example, a portion of our multi-family CMBS is held by a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. Similarly, any transfer of our investment in the equity and debt securities of an entity externally managed by RiverBanc requires prior consent of the Board and certain preferred equity interests in that entity. The illiquidity of certain of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire our targeted assets at favorable spreads over our borrowing costs. In acquiring our targeted assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us. Additionally, many of our potential competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. As a result, we may not in the future be able to acquire sufficient quantities of our targeted assets at favorable spreads over our borrowing costs, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Lack of diversification in the number of assets we acquire would increase our dependence on relatively few individual assets.

Our management objectives and policies do not place a limit on the size or the amount of capital used to support, or the exposure to (by any other measure), any individual asset or any group of assets with similar characteristics or risks. In addition, because we are a relatively small company, we may be unable to sufficiently deploy capital into a number of assets or asset groups. As a result, our portfolio may be concentrated in a small number of assets or may be otherwise undiversified, increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these assets perform poorly.

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

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

One of the biggest risks overhanging the RMBS market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving "robo-signing"), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The extension of foreclosure timelines also increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential mortgage loans.

We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our investment portfolio, could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties and could result in the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses that would materially adversely affect our business.

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

The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third party service providers. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber-incident include operational interruption and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber-incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

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

U.S. debt ceiling and budget deficit concerns in recent years have increased the possibility of credit-rating downgrades or economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. If the U.S.'s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

In addition, as economic uncertainty in Europe continues, the financial condition and stability of many European financial institutions remains at risk. Some of these financial institutions have U.S. banking subsidiaries that serve as financing or hedging counterparties to us. Any future downgrade of the credit ratings of these European financial institutions would result in greater counterparty default risk and could materially adversely affect our business, liquidity, access to financing and results of operations

Risk Related to Our Debt Financing and Hedging

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations. However, as previously discussed, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years that has generally caused a reduction of available credit. Continued volatility or disruption in the credit markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent. Although we finance some of our assets with longer-term structured financing having terms of three years or more, we rely heavily on access to short-term borrowings, primarily in the form of repurchase agreements, to finance our investments. We are currently party to repurchase agreements of a short duration and there can be no assurance that we will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event we are unable to roll over or re-set our repurchase agreement borrowings, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Under current market conditions, securitizations are generally unavailable or limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin.  The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

●	the movement of interest rates;

●	the availability of financing in the market; and

●	the value and liquidity of our mortgage-related assets.

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

When we engage in repurchase transactions, we generally sell RMBS, CMBS, mortgage loans or certain other assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same security or asset back to us at the end of the term of the transaction.  Because the cash we receive from the lender when we initially sell the security or asset to the lender is less than the value of that security or asset (this difference is referred to as the “haircut”), if the lender defaults on its obligation to resell the same security or asset back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the security). Certain of the assets that we pledge as collateral, including Agency IOs, CLOs and distressed residential loans are currently subject to significant haircuts. Further, if we default on one of our obligations under a repurchase transaction, the lender can terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. U.S. regulators have elected to implement substantially all of the Basel III standard, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow. Financial institutions will have until 2019 to fully comply with the Basel III standards.

In 2014, U.S. regulators finalized rules that provide for enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards that are currently being implemented by U.S. regulators may negatively impact our access to financing, particularly repurchase agreement financing for Agency RMBS, or affect the terms of our future financing arrangements.

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

The CFTC and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operation and our ability to make distributions to our stockholders.

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

We historically were organized as a self-advised company that acquired, originated, sold and managed its assets; however, as we modified our business strategy and the targeted assets we seek to acquire in response to changing market conditions, we began to outsource the management of certain targeted asset classes for which we had limited internal resources or experience. We presently utilize three external managers to manage certain of our assets and investment strategies. Each of our external managers, in some manner, identifies, evaluates, negotiates, structures, closes and monitors certain investments on our behalf. In each case, we have engaged these third parties because of the expertise of certain key personnel of our external managers. The departure of any of the senior officers of our external managers, or of a significant number of investment professionals or principals of our external managers, could have a material adverse effect on our ability to achieve our investment objectives.  We are subject to the risk that our external managers will terminate their respective management agreement with us or that we may deem it necessary to terminate such agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage certain of our assets and investment strategies on a timely basis or at all.

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

Pursuant to the Midway Management Agreement, in the event we determine to terminate the Midway Management Agreement at any time in the future, Midway has the right to liquidate the assets it manages on our behalf in its sole discretion. Moreover, as discussed above, there are certain restrictions on our ability to redeem invested capital under the Midway Management Agreement. As a result, we may have little control over the liquidation of any of our assets that are managed by Midway or the timing of the full redemption of our invested capital, which may make it more difficult to terminate our agreement with Midway and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in Our Capital Stock

The market price and trading volume of our stock may be volatile.

The market price of our stock is highly volatile and subject to wide fluctuations.  In addition, the trading volume in our stock may fluctuate and cause significant price variations to occur.  Some of the factors that could result in fluctuations in the price or trading volume of our stock include, among other things:  actual or anticipated changes in our current or future financial performance; actual or anticipated changes in our current or future dividend yield; changes in market interest rates and general market and economic conditions.  We cannot assure you that the market price of our stock will not fluctuate or decline significantly.

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

We are a small company and are substantially dependent upon the efforts of our Chief Executive Officer and President, Steven R. Mumma, and certain key individuals employed by our external managers. The loss of Mr. Mumma or any key personnel of our Company or our external manager or their services could have a material adverse effect on our operations.

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

Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.

                To qualify as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. In order to meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance.

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

Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% value test. Revenue Procedure 2014-52 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of (i) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (ii) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor will help us comply with the REIT asset tests immediately following the acquisition of a distressed mortgage loan. It will be less helpful if the value of the distressed mortgage loan increases over time. Under the safe harbor, when the current value of a distressed mortgage loan exceeds the fair market value of the real property that secures the loan, determined as of the date we committed to acquire the loan, the excess will be treated as a non-qualifying asset. Accordingly, an increasing portion of a distressed mortgage loan will be treated as a non-qualifying asset as the value of the distressed mortgage loan increases.

Revenue Procedure 2014-51 states that the IRS will treat distressed mortgage loans secured by real property and other property as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2014-51 indicates that interest income on a distressed mortgage loan will be treated as qualifying income based on the ratio of (i) the fair market value of the real property securing the loan determined as of the date we committed to acquire the loan and (ii) the face amount of the loan (and not the purchase price or current value of the loan). The face amount of a distressed mortgage loan will typically exceed the fair market value of the real property securing the loan on the date we commit to acquire the loan. Accordingly, a distressed mortgage loan that is secured by real property and other property may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of a distressed mortgage loan may be treated as a non-qualifying asset for the REIT asset tests once the loan increases in value.

As noted above, the applicable Treasury Regulations require the apportionment of interest for purposes of the 75% gross income test only if the mortgage loan in question is secured by both real property and other property. To the extent that any distressed residential mortgage loan that we acquire is secured by both real property and other property, such loan will be subject to the apportionment rules described above. If we determine that a distressed residential mortgage loan is not subject to the apportionment rules described above because it is secured only by real property, no assurance could be given that the IRS would not assert successfully that the distressed residential mortgage loan was secured by property other than real property. In that case, a significant portion of our interest income from the distressed residential mortgage loan would be treated as non-qualifying income for the 75% gross income test. If we did not satisfy the 75% gross income test, we could lose our REIT qualification or be required to pay a penalty to the IRS.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any materially important physical properties; however, it does have residential homes (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans. As of December 31, 2014, our principal executive and administrative offices are located in leased space at 275 Madison Avenue, Suite 3200, New York, New York 10016.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”.  As of December 31, 2014, we had 105,094,565 shares of common stock outstanding and as of December 31, 2014, there were approximately 27 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable on our common stock on a per share basis:

	Common Stock Prices			Cash Dividends

	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2014
Fourth quarter	$8.20	$7.30	$7.71	12/12/2014	01/26/2015	$0.27
Third quarter	8.03	7.23	7.23	09/18/2014	10/27/2014	0.27
Second quarter	8.12	7.16	7.81	06/18/2014	07/25/2014	0.27
First quarter	8.04	6.79	7.78	03/13/2014	04/25/2014	0.27

	Common Stock Prices			Cash Dividends

	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2013
Fourth quarter	$7.30	$6.08	$6.99	12/10/2013	01/27/2014	$0.27
Third quarter	6.80	5.57	6.24	09/12/2013	10/25/2013	0.27
Second quarter	7.38	6.57	6.77	06/18/2013	07/25/2013	0.27
First quarter	7.60	6.48	7.54	03/18/2013	04/25/2013	0.27

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders	—	$—	862,512

Performance Graph

The following line graph sets forth, for the period from December 31, 2009 through December 31, 2014, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2009.

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise by deemed filed under those acts.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our historical financial statements.

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

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2014	2013	2012		2011	2010
Interest income	$378,847	$291,727	$137,348		$24,291	$19,899
Interest expense	301,010	231,178	105,926		4,837	9,611
Net interest income	77,837	60,549	31,422		19,454	10,288
Other income (expense)	105,208	29,062	9,105		(3,693)	3,332
General, administrative and other expenses	40,459	19,917	11,427	(1)	10,518	7,950
Net income attributable to common stockholders	$130,379	$65,387	$28,279		$4,776	$6,805
Per share basic income	$1.48	$1.11	$1.08		$0.46	$0.72
Per share diluted income	$1.48	$1.11	$1.08		$0.46	$0.72
Dividends declared per common share	$1.08	$1.08	$1.06		$1.00	$0.79
Weighted average shares outstanding-basic	87,867	59,102	26,067		10,495	9,422
Weighted average shares outstanding-diluted	87,867	59,102	26,067		10,495	9,422

(1)	Includes expenses incurred on termination of management contract amounting to $2.2 million for the year ended December 31, 2012.

Selected Balance Sheet Data:

	As of December 31,
	2014	2013	2012	2011	2010
Investment securities, available for sale, at fair value	$816,647	$912,443	$1,034,711	$200,342	$86,040
Investment securities, available for sale, at fair value held in securitization trusts	38,594	92,578	71,159	—	—
Residential mortgage loans held in securitization trusts (net)	149,614	163,237	187,229	206,920	228,185
Distressed residential mortgage loans held in securitization trusts (net)	221,591	254,721	60,459	—	—
Distressed residential mortgage loans	361,106	9,713	—	—	—
Multi-family loans held in securitization trusts, at fair value	8,365,514	8,111,022	5,442,906	—	—
Total assets (1)	10,540,005	9,898,675	7,160,401	682,705	374,294
Financing arrangements, portfolio investments	651,965	791,125	889,134	112,674	35,632
Financing arrangements, distressed residential mortgage loans	238,949	—	—	—	—
Residential collateralized debt obligations	145,542	158,410	180,979	199,762	219,993
Multi-family collateralized debt obligations, at fair value	8,048,053	7,871,020	5,319,573	—	—
Securitized debt	232,877	304,964	117,591	—	—
Subordinated debentures (net)	45,000	45,000	45,000	45,000	45,000
Total liabilities (1)	9,722,078	9,418,009	6,838,395	596,398	305,807
Total stockholders’ equity	$817,927	$480,666	$322,006	$85,278	$68,487

(1)

Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of December 31, 2014, December 31, 2013 and December 31, 2012, assets of Consolidated VIEs totaled $8,847,078, $8,665,829 and $5,786,569, respectively, and the liabilities of Consolidated VIEs totaled $8,457,034, $8,365,345 and $5,636,650, respectively. See Note 7 for further discussion.

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

We have endeavored to build in recent years a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to delivering stable cash flows over various economic cycles. Under our investment strategy, our targeted assets currently include residential mortgage loans, including distressed residential loans, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities in entities that invest in commercial real estate-related debt investments and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. To this end, we rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days (and, in some cases, up to one year) and longer term structured financings, such as securitization and re-securitization transactions, with terms longer than one year.

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

Significant Events in 2014

●	We generated net income attributable to common stockholders of $130.4 million, or $1.48 per share;

●	We declared aggregate 2014 dividends of $1.08 per common share;

●

We issued 40,860,019 shares of common stock in three separate public offerings resulting in aggregate net proceeds to us of approximately $296.5 million, after deducting underwriting discounts and commissions and offering expenses;

●	We completed the sale of first loss PO securities and certain IO securities issued by two Freddie Mac-sponsored securitizations, realizing an aggregate gain of approximately $39.1 million.

●

We sold and refinanced distressed residential mortgage loans and residential mortgage loans with a carrying value, of approximately $81.0 million for aggregate proceeds of approximately $95.4, which resulted in a net realized gain, before income taxes, of approximately $14.4 million; and

●	We acquired residential mortgage loans, including distressed residential mortgage loans, for an aggregate purchase cost of approximately $405.4 million.

Key Fourth Quarter 2014 Developments

Public Offering of Common Stock

On November 26, 2014, we closed on the issuance of 14,410,019 shares of common stock in an underwritten public offering (including 1,410,019 shares issued pursuant to an option granted to the underwriters), resulting in net proceeds to us of approximately $110.8 million, after deducting underwriting discounts, commissions and offering expenses.

Sale of Multi-family CMBS

In December 2014, we completed the sale of a first loss PO security and certain IO securities issued by a single Freddie Mac-sponsored securitization, realizing a gain of approximately $22.7 million.

Sales and Refinancing of Distressed Residential Mortgage Loans

During the fourth quarter of 2014, we sold and refinanced distressed residential mortgage loans with a carrying value, of approximately $29.3 million for aggregate proceeds of approximately $34.2 million, which resulted in a net realized gain, before income taxes, of approximately $4.9 million.

Acquisition of a Pool of Distressed Residential Mortgage Loans

On December 29, 2014, we closed on the acquisition of a pool of distressed residential mortgage loans for an aggregate purchase price, including accrued interest, of approximately $328.4 million. The pool was comprised of re-performing modified first lien mortgage loans having an aggregate unpaid principal balance of approximately $367.6 million on the closing date. We used the net proceeds from a public offering of shares of the Company’s common stock in November 2014 and approximately $238.9 million of borrowings under a master repurchase facility with Deutsche Bank AG, Cayman Islands Branch, to fund the acquisition.

Fourth Quarter 2014 Common Stock and Preferred Stock Dividends

On December 12, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.27 per common share for the quarter ended December 31, 2014. The dividend was paid on January 26, 2015 to our common stockholders of record as of December 22, 2014.

On December 12, 2014, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on January 15, 2015 to our preferred stockholders of record as of January 1, 2015.

Current Market Conditions and Commentary

General. The U.S. economy showed modest signs of growth in 2014, with real gross domestic product (“GDP”) estimated to have expanded by 2.6% for the full year, as compared to growth of 2.2% in 2013 and slightly below the U.S. Federal Reserve’s (the “Federal Reserve”) December 2013 projection of 2.8% to 3.2% GDP growth in 2014. Data for the fourth quarter of 2014 suggests that economic activity slowed during the quarter with GDP only increasing by 2.6% in the fourth quarter 2014 compared to an increase of 5.0% in the third quarter 2014. According to the minutes of the Federal Reserve’s December 2014 meeting, Federal Reserve policymakers expect comparable GDP growth in 2015 and 2016, with the central tendency projections for GDP growth ranging from 2.6% to 3.0% for 2015 and 2.5% to 3.0% for 2016, with slower growth projected in 2017 and beyond.

The labor market displayed signs of improvement in 2014. According to the U.S. Department of Labor, the U.S. unemployment rate fell from 6.7% as of the end of December 2013 to 5.6% as of the end of December 2014, while total nonfarm payroll employment posted an average monthly increase of 246,000 jobs in 2014 as compared to an average monthly increase of 194,000 jobs in 2013. While these signs of employment growth are encouraging, the labor force participation rate has remained at historically low levels, raising concerns that the current unemployment rate is not an accurate measure of the economy’s overall health.

As widely publicized, since 2008, the Federal Reserve has undertaken three rounds of quantitative easing in an effort to support a stronger economic recovery and to help ensure that inflation, over time, is at a rate that is most consistent with the Federal Reserve’s dual mandate of fostering maximum employment and price stability. The most current version of the Federal Reserve’s quantitative easing program, which is referred to as “QE3,” was originally established in September 2012 as an open-ended program to purchase an additional $40 billion of Agency RMBS per month until the unemployment rate, among other economic indicators, showed signs of improvement. This program, when combined with the Federal Reserve's programs to extend its holdings' average maturity, or “operation twist,” and reinvest principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS, was expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion per month through the end of 2012. As “operation twist” expired in December 2012, the Federal Reserve announced that it would continue purchasing additional Agency RMBS by about $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month, and would continue its policy of reinvesting the principal payments from its holdings of Agency debt and Agency RMBS in Agency RMBS. This accommodative monetary policy has contributed to historically low-levels of interest rates and higher valuations for Agency RMBS.

On December 18, 2013, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would reduce the pace of its purchases of (i) longer-term U.S. Treasury securities to $40 billion per month and (ii) Agency RMBS to $35 billion per month, and that it would likely reduce the pace of asset purchases in further measured steps throughout 2014 at future meetings. The Federal Reserve continued to reduce the pace of purchases throughout 2014, concluding its asset purchases under QE3 at the end of October 2014.

Notwithstanding the ending of QE3, the Federal Open Market Committee (the “FOMC”) has maintained its intent to keep the target range for the federal funds rate between 0% and 0.25% for the time being and in determining how long to maintain this target range, the FOMC will assess both realized and expected progress towards its objective of maximum employment and 2.0% inflation. Expectation for when the Federal Reserve will move the target range higher are varied, with some expecting an increase in the federal funds rate mid-year 2015, while others do not expect any movement until 2016. For now, it appears the market expects no change from the federal funds rate until late 2015 or into 2016 with the yield curve rate on the 10-year U.S. Treasury security declining during 2014 from 3.01% on January 2, 2014 to 1.96% at February 9, 2015.

Single-Family Homes and Residential Mortgage Market. Growth in the residential real estate market decelerated during 2014 resulting in modest home price increases as compared to 2013. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for November 2014 showed that, on average, home prices increased 4.3% for the 20-City Composite over November 2013. However, since posting a 13.2% year-over-year gain in January 2014, the rate of year-over-year home price increase slowed substantially throughout the balance of 2014. While home prices increased moderately in 2014, single-family housing starts steadily increased throughout 2014. According to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 707,700 during the fourth quarter of 2014, 652,000 during the third quarter of 2014, 625,300 during the second quarter of 2014 and 602,300 during the first quarter of 2014. Privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 617,600 in the year ended December 31, 2013. We expect the single-family residential real estate market to continue to improve modestly in the near term, but believe that the run up in home prices over the past couple of years, the hesitancy of first-time home buyers to enter the market and the continued difficulty that many borrowers face in trying to obtain mortgage financing will continue to weigh on housing gains for single family homes in 2015. These conditions have resulted in reduced mortgage originations, and we expect this trend will continue in 2015. Improving single family housing fundamentals should have a positive impact on the overall credit profile of our portfolio of distressed residential loans, while reduced mortgage originations should result in a tighter supply of RMBS.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce in January 2015, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 350,700 during the fourth quarter of 2014, 362,700 during the third quarter of 2014, 346,700 during the second quarter of 2014 and 311,700 during the first quarter of 2014. Housing starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 293,700 in the year ended December 31, 2013. Moreover, even with the recent growth in supply, vacancy trends in the multi-family sector appear to remain stable. According to the third quarter of 2014 Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, from the first quarter of 2013 through the third quarter of 2014, the MVI has produced readings between 37 and 42, this after reaching a high of 70 during the second quarter of 2009 (with higher numbers indicating higher vacancies). We believe the performance of multi-family housing over the past year is due, in part, to a significant decline in new construction during the recent economic downturn and increased demand from former homeowners, the hesitancy of first-time home buyers to purchase a home and the continued difficulty that many borrowers face in trying to obtain mortgage financing. In turn, these factors have contributed to stronger rental income growth in many U.S. markets and recent valuation improvements for multi-family properties and, we believe, negligible delinquencies on new multi-family loans originated by Freddie Mac and Fannie Mae.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac and the Agency IOs we invest in are issued by Fannie Mae, Freddie Mac or Ginnie Mae. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs.

Credit Spreads. Credit spreads in the residential and commercial markets generally continued to tighten further during 2014, continuing a trend that started in 2012. Typically when credit spreads widen, credit-sensitive assets such as CLOs and multi-family CMBS, as well as Agency IOs, are negatively impacted, while tightening credit spreads typically have a positive impact on the value of such assets.

Conditions for asset gathering were challenging throughout much of 2014, due, in part, to tightening spreads. In our view, further tightening of credit spreads has largely resulted from the continued pursuit of credit sensitive assets by a significant amount of investable capital, thereby placing upward pressure on the pricing of the credit sensitive assets that we currently target. Although this trend has had a positive impact on the value of many of the credit sensitive assets in our existing portfolio, which in turn helped to move our book value per common share to $7.07 as of December 31, 2014, it has resulted in a more challenging current return environment for new investment in these asset classes, particularly for new multi-family CMBS product. Given the current return environment, we expect to remain selective and opportunistic as we source new credit sensitive product in 2015, but remain focused in the current environment on allocating greater capital to credit sensitive assets that rely on asset selection rather than leverage to generate our targeted returns.

Financing markets and liquidity. During 2014, the closing yield of the ten-year U.S. Treasury Note traded between 3.01% and 2.07%, settling at 2.17% at December 31, 2014. Subsequent to December 31, 2014, the bond market has experienced a significant amount of volatility, with the closing yield on the ten-year U.S. Treasury Note falling as low as 1.68%. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.16% at December 31, 2014, marking a decrease of approximately 1 basis point from December 31, 2013. We expect interest rates to rise over the longer term as the U.S. and global economic outlook improves.

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

Based on the projected cash flows from the Company’s first loss PO multi-family CMBS purchased at a discount to par value, a portion of the purchase discount is designated as non-accretable purchase discount or credit reserve, which partially mitigates the Company’s risk of loss on the mortgages collateralizing such CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

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

The Company’s valuation methodologies are described in “Note 14 – Fair Value of Financial Instruments” included in Item 8 of this Annual Report on Form 10-K.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of December 31, 2014, we owned 100% of the first loss securities of the “Consolidated K-Series.” The Consolidated K-Series collectively represents, as of December 31, 2014 and December 31, 2013, six separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

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

We monitor actual cash collections against our expectations, and revised cash flow expectations are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the non-accretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 8 of this Annual Report on Form 10-K.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

At December 31, 2014:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans(3)	Residential Securitized Loans(4)	Other(5)	Total

Carrying value	$660,374	$119,131	$430,789	$587,860	$149,614	$41,383	$1,989,151
Liabilities:
Callable(6)	(585,051)	(66,914)	—	(238,949)	—	—	(890,914)
Non-callable	—	—	(83,513)	(149,364)	(145,542)	(45,000)	(423,419)
Hedges (Net)(7)	3,501	11,415	—	—	—	—	14,916
Cash(8)	2,781	40,572	—	—	—	72,809	116,162
Other	2,731	3,329	(5,569)	39,759	1,531	(29,750)	12,031
Net capital allocated	$84,336	$107,533	$341,707	$239,306	$5,603	$39,442	$817,927

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2014 follows:

Multi-Family loans held in securitization trusts, at fair value	$8,365,514
Multi-Family CDOs, at fair value	(8,048,053)
Net carrying value	317,461
Investment securities available for sale, at fair value held in securitization trusts	38,594
Total CMBS, at fair value	356,055
First mortgage loan, mezzanine loan and preferred equity investments	74,734
Securitized debt	(83,513)
Other	(5,569)
Net Capital in Multi-Family	$341,707

(3)	Includes mortgage loans held for sale with a carrying value of $5.2 million that is included in the Company’s accompanying consolidated balance sheet in receivables and other assets.
(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.
(5)	Other includes CLOs having a carrying value of $35.2 million, non-Agency RMBS and loans held for investment. Other non-callable liabilities consist of $45.0 million in subordinated debentures.
(6)	Includes repurchase agreements.
(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.
(8)

Includes $40.6 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. Such deposit is included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

At December 31, 2013:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans	Residential Securitized Loans(3)	Other(4)	Total

Carrying value	$745,265	$131,609	$360,430	$265,390	$163,237	$39,825	$1,705,756
Liabilities:
Callable(5)	(687,927)	(94,698)	—	—	—	(8,500)	(791,125)
Non-callable	—	—	(135,093)	(169,871)	(158,410)	(45,000)	(508,374)
Hedges (Net)(6)	3,474	11,256	—	—	—	—	14,730
Cash(7)	—	30,441	—	—	—	31,798	62,239
Other	1,916	1,861	1,218	7,975	1,745	(17,275)	(2,560)
Net capital allocated	$62,728	$80,469	$226,555	$103,494	$6,572	$848	$480,666

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)

The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2013 follows:

Multi-Family loans held in securitization trusts, at fair value	$8,111,022
Multi-Family CDOs, at fair value	(7,871,020)
Net carrying value	240,002
Investment securities available for sale, at fair value held in securitization trusts	92,578
Total CMBS, at fair value	332,580
First mortgage loan, mezzanine loan and preferred equity investments	27,850
Securitized debt	(135,093)
Other	1,218
Net Capital in Multi-Family	$226,555

(3)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.
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
(7)

Includes $30.4 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. Such deposit is included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

For the year ended December 31, 2014, we reported net income attributable to common stockholders of $130.4 million, as compared to net income attributable to common stockholders of $65.4 million for the prior year. The main components of the change in net income for the year ended December 31, 2014 as compared to the prior year are detailed in the following table (amounts in thousands, except per share data):

	For the Years Ended December 31,
	2014	2013	$ Change
Net interest income	$77,837	$60,549	$17,288
Total other income	$105,208	$29,062	$76,146
Total general, administrative and other expenses	$40,459	$19,917	$20,542
Income from continuing operations before income taxes	$142,586	$69,694	$72,892
Income tax expense	$6,395	$739	$5,656
Net income	$136,191	$68,955	$67,236
Preferred stock dividends	$5,812	$3,568	$2,244
Net income attributable to common stockholders	$130,379	$65,387	$64,992
Basic income per common share	$1.48	$1.11	$0.37
Diluted income per common share	$1.48	$1.11	$0.37

Net Interest Income

The increase in net interest income for the year ended December 31, 2014 as compared to the prior year is primarily attributable to an increase in net interest spread in 2014 due to greater investment allocation to credit sensitive assets in 2014. Beginning in 2013 and continuing throughout all of 2014, the Company increasingly allocated both new and re-invested capital to credit sensitive, higher yielding investments and allocated less capital to its Agency RMBS portfolio, which is lower-yielding. As of December 31, 2014, investments in distressed residential loans, multi-family CMBS and other multi-family investments increased to $1.0 billion as compared to $625.8 million as of December 31, 2013, a substantial portion of which was funded by three public stock offerings in 2014 which generated $296.5 million in net proceeds to us. This selective allocation of capital favorably impacted the Company’s net interest margin during the year as detailed in the “Quarterly Comparative Net Interest Spread” section below.

Other Income

Total other income increased by $76.1 million for the year ended December 31, 2014 as compared to the prior year. The increases were primarily driven by:

●

An increase in realized gain on investment securities and related hedges of $52.8 million as compared to the prior year. The Company sold certain multi-family CMBS securities in the third and fourth quarters of 2014, resulting in a realized gain amounting to $39.1 million for the year ended December 31, 2014. This realized gain was partially offset by $3.4 million of loss on extinguishment of debt related to the early termination of a multi-family recourse financing that was collateralized by certain of our multi-family CMBS, including the security we sold in the third quarter of 2014.

In addition, realized gains from the Company’s Agency IO portfolio hedging activities increased by $13.7 million for the December 31, 2014 as compared to the prior year.

●

An increase in unrealized loss on investment securities and related hedges of $13.1 million for the year ended December 31, 2014, as compared to the same periods in 2013, which were primarily related to our Agency IO strategy. The Agency IO portfolio is an actively managed strategy resulting in both unrealized and realized activity. Over time we expect the unrealized and realized activity of our Agency IO strategy to offset and result in no material income or loss.

●

An increase in realized gains on distressed residential mortgage loans of $12.8 million for the year ended December 31, 2014, as compared to the prior year. The realized gains were derived from loan refinancings, workouts and resales, with the majority of the realized gains on these assets being attributable to loan resales during the first and fourth quarters of 2014.

●

An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $25.4 million for the year ended December 31, 2014, as compared to the prior year, which is primarily due to improved pricing on our multi-family CMBS investments that has been driven, in part, by greater market demand for this product.

●

An increase in other income of $2.1 million for the year ended December 31, 2014, as compared to the prior year, which is primarily a function of an increase in income related to our 20% ownership interest in RiverBanc.

Comparative General, Administrative and Other Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Other Expenses:	2014	2013	$ Change
Salaries, benefits and directors’ compensation	$4,281	$2,786	$1,495
Professional fees	2,618	2,721	(103)
Base management and incentive fees	24,530	8,133	16,397
Expenses on distressed residential mortgage loans	6,429	3,868	2,561
Other	2,601	2,409	192
Total	$40,459	$19,917	$20,542

The increase in salaries, benefits and directors’ compensation in 2014 as compared to the prior year is due to an increase in the performance-based compensation.

The increase in base management and incentive fees for the year ended December 31, 2014, as compared to the prior year is primarily due to incentive fees earned by RiverBanc from the sale of the multi-family CMBS securities during the third and fourth quarters of 2014. Base management and incentive fees for the year ended December 31, 2014 were also driven higher by the increase in capital allocated to assets managed by our external managers and the improved performance of the assets they manage for us, which resulted in incentive fees earned.

The increase in expenses related to distressed residential mortgage loans is related to the upfront due diligence costs related to our purchase of a large pool of distressed residential loans in December 2014 and to a higher average balance of loans outstanding, thereby resulting in higher servicing costs, work-out costs and due diligence costs.

Income Tax Expense

The increase in income tax expense for the year ended December 31, 2014 as compared to the prior year, was primarily due to the increase in realized gains resulting from loan sales in our distressed residential loan portfolio. A gain on sale from loan activity is transacted in a taxable REIT subsidiary for REIT compliance purposes and is subject to local, state and federal taxes.

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

	For the Years Ended December 31,
	2013	2012	$ Change
Net interest income	$60,549	$31,422	$29,127
Total other income	$29,062	$9,105	$19,957
Total general, administrative and other expenses	$19,917	$11,427	$8,490
Income from continuing operations before income taxes	$69,694	$29,100	$40,594
Income tax expense	$739	$932	$(193)
Net income	$68,955	$28,182	$40,773
Preferred stock dividends	$3,568	$–	$3,568
Net income attributable to common stockholders	$65,387	$28,279	$37,108
Basic income per common share	$1.11	$1.08	$0.03
Diluted income per common share	$1.11	$1.08	$0.03

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

Net Interest Income

The significant increase in net interest income in 2013 is directly attributable to the growth in our average interest earning assets, which increased by $294.5 million in 2013 as compared to the prior year. During the year ended December 31, 2013, the Company increasingly allocated capital to credit sensitive, higher yielding investments and allocated less capital to its Agency RMBS portfolio, which is lower-yielding. As of December 31, 2013, investments in distressed residential loans, multi-family CMBS and other multi-family investments increased to $625.8 million as compared to $255.0 million as of December 31, 2012. In particular, this selective allocation of capital favorably impacted net interest margin for the third and fourth quarters of 2013.

The combination of investment allocation to credit sensitive assets and decreased prepayment rates resulted in a 77 basis point increase in net interest spread when comparing the fourth quarter of 2013 to the fourth quarter of 2012. During the year ended December 31, 2012, the Company’s net interest margin experienced a steady decline throughout the year, impacted, in part, by (i) the disproportionate impact that higher yielding, CLO investments had on a much smaller portfolio of interest earning assets during the first half of 2012, and (ii) the expansion of the Company’s lower yielding Agency RMBS portfolio in the second half of 2012, which was driven by the deployment of public offering proceeds during that time.

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

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans (including distressed residential loans held in securitization trusts), loans held for investment, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth, among other things, the net interest spread for our portfolio of Interest Earning Assets by quarter for the twelve most recently completed quarters, excluding the costs of our subordinated debentures:

Quarter Ended	Average Interest Earning Assets ($ millions)(1)(2)	Weighted Average Yield on Interest Earning Assets(3)	Cost of Funds(4)	Net Interest Spread(5)
December 31, 2014	$1,566.1	6.23%	1.91%	4.32%
September 30, 2014	$1,609.4	6.37%	2.09%	4.28%
June 30, 2014	$1,625.0	6.60%	2.00%	4.60%
March 31, 2014	$1,632.2	6.40%	2.01%	4.39%
December 31, 2013	$1,644.7	5.99%	1.89%	4.10%
September 30, 2013	$1,586.6	5.21%	1.62%	3.59%
June 30, 2013	$1,524.1	4.89%	1.41%	3.48%
March 31, 2013	$1,446.1	4.86%	1.38%	3.48%
December 31, 2012	$1,350.2	4.46%	1.13%	3.33%
September 30, 2012	$698.5	5.99%	1.29%	4.70%
June 30, 2012	$409.4	7.28%	1.33%	5.95%
March 31, 2012	$396.4	7.59%	1.01%	6.58%

(1)

Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us.

(2)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost.
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

(5)	Net Interest Spread is the difference between our Weighted Average Yield on Interest Earning Assets and our Cost of Funds.

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
December 31, 2014	12.3%	6.5%	14.6%	13.7%	5.4%	11.1%
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%
December 31, 2013	6.7%	5.3%	13.5%	16.8%	12.6%	10.0%
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%
June 30, 2013	22.2%	6.4%	21.9%	18.3%	6.5%	15.4%
March 31, 2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%
December 31, 2012	14.5%	1.9%	21.8%	16.2%	11.6%	12.5%
September 30, 2012	17.5%	2.0%	19.2%	15.1%	4.6%	15.1%
June 30, 2012	24.8%	N/A	19.4%	15.2%	7.4%	16.6%
March 31, 2012	18.1%	N/A	19.6%	13.3%	8.1%	16.6%

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

The weighted average prepayment rates have been relatively stable during 2014, with mortgage rates remaining around historical lows for an extended period of time. Unless mortgage financing becomes easier to obtain in the future or home values improve in a meaningful way, we don’t expect a significant change in prepayment rates given the current environment.

Portfolio Asset Yields

The following table summarizes the Company’s significant interest earning assets for the quarter and year ended December 31, 2014, classified by relevant categories (dollar amount in thousands):

	Quarter Ended December 31, 2014			Year Ended December 31, 2014
	Average Interest Earning Assets(1)	Coupon(2)	Yield(2)	Average Interest Earning Assets(1)	Coupon(2)	Yield(2)
Agency Fixed Rate RMBS	$494,977	2.94%	1.95%	$523,938	2.94%	1.95%
Multi-family Investments	$287,506	0.13%	12.76%	$302,009	0.14%	12.47%
Distressed Residential Loans (3)	$271,534	6.29%	7.83%	$248,970	6.01%	7.92%
Agency ARMs	$186,035	2.87%	1.89%	$198,381	2.90%	1.96%
Residential Securitized Loans	$157,102	2.47%	2.42%	$161,596	2.48%	2.41%
Agency IOs	$138,788	5.59%	11.31%	$146,001	5.59%	13.05%
CLOs	$25,371	4.21%	41.42%	$22,339	4.17%	40.94%

(1)	Our Average Interest Earning Assets is calculated based on daily average amortized cost during the respective periods.
(2)	Coupons and yields are calculated based on amortized cost and daily average balances during the respective periods.
(3)	Distressed residential loan yield is net of provision for loan losses.

The following table summarizes the Company’s significant interest earning assets for the quarter and year ended December 31, 2013, classified by relevant categories (dollar amount in thousands):

	Quarter Ended December 31, 2013			Year Ended December 31, 2013
	Average Interest Earning Assets(1)	Coupon(2)	Yield(2)	Average Interest Earning Assets(1)	Coupon(2)	Yield(2)
Agency Fixed Rate RMBS	$567,901	2.94%	2.06%	$595,636	2.94%	2.04%
Multi-family Investments	$272,802	0.12%	11.73%	$233,477	0.12%	12.00%
Distressed Residential Loans	$261,228	5.62%	7.43%	$158,190	5.62%	7.43%
Agency ARMs	$216,221	2.92%	2.27%	$234,838	2.94%	1.56%
Residential Securitized Loans	$164,236	2.67%	2.55%	$172,468	2.83%	2.73%
Agency IOs	$140,266	5.69%	14.73%	$135,380	5.74%	10.56%
CLOs	$17,778	4.23%	41.36%	$15,959	4.19%	40.55%

(1)	Our Average Interest Earning Assets is calculated based on daily average amortized cost during the respective periods.
(2)	Coupons and yields are calculated based on amortized cost and daily average balances during the respective periods.

The following table summarizes the Company’s significant interest earning assets for the quarter and year ended December 31, 2012, classified by relevant categories (dollar amount in thousands):

	Quarter Ended December 31, 2012			Year Ended December 31, 2012
	Average Interest Earning Assets(1)	Coupon(2)	Yield(2)	Average Interest Earning Assets(1)	Coupon(2)	Yield(2)
Agency Fixed Rate RMBS	$583,130	2.96%	3.00%	$173,514	3.00%	2.35%
Multi-family Investments	$102,453	0.11%	11.46%	$76,705	0.10%	11.02%
Distressed Residential Loans	N/A	N/A	N/A	N/A	N/A	N/A
Agency ARMs	$277,917	2.98%	1.75%	$146,500	3.12%	1.95%
Residential Securitized Loans	$195,215	2.91%	2.81%	$193,474	2.96%	2.88%
Agency IOs	$101,125	5.94%	5.71%	$83,388	5.71%	13.42%
CLOs	$13,170	4.35%	40.59%	$11,984	4.43%	40.41%

(1)	Our Average Interest Earning Assets is calculated based on daily average amortized cost during the respective periods.
(2)	Coupons and yields are calculated based on amortized cost and daily average balances during the respective periods.

Financial Condition

As of December 31, 2014, we had approximately $10.5 billion of total assets, as compared to approximately $9.9 billion of total assets as of December 31, 2013. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. The Consolidated K-Series assets as of December 31, 2014 and December 31, 2013 amount to approximately $8.4 billion and $8.1 billion, respectively. See "Significant Estimates and Critical Accounting Policies - Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations.  Also, during 2014, we acquired residential mortgage loans, including distressed residential mortgage loans for an aggregate purchase cost of approximately $405.4 million and funded approximately $49.8 million in mezzanine loan, preferred equity and other equity investments with cash proceeds from our public offerings of common stock in 2014.

Balance Sheet Analysis

Investment Securities Available for Sale.  At December 31, 2014, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS and CLOs, which are classified as investment securities available for sale. At December 31, 2014, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in carrying value of investment securities available for sale as of December 31, 2014 as compared to December 31, 2013 is primarily a result of principal paydowns, as well as changes in market value.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	December 31, 2014		December 31, 2013
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2011	$19,129	$20,329	$24,500	$25,815
2011	19,408	20,381	25,795	27,243
2012	135,885	140,983	153,863	156,264
Total ARMs	174,422	181,693	204,158	209,322

Fixed
2011	1,899	1,973	3,028	3,085
2012	458,871	476,708	526,465	532,858
Total Fixed	460,770	478,681	529,493	535,943

IO
Prior to 2011	202,962	28,312	247,739	34,793
2011	132,545	20,858	160,856	26,350
2012	278,332	46,262	293,322	52,388
2013	125,176	21,822	100,656	18,078
2014	16,577	1,877	—	—
Total IOs	755,592	119,131	802,573	131,609

Total Agency RMBS	1,390,784	779,505	1,536,224	876,874
Non Agency RMBS
2006	2,533	1,939	3,001	2,361
CLOs
2007	35,550	35,203	35,550	33,208

Total	$1,428,867	$816,647	$1,574,775	$912,443

Investment Securities Available for Sale Held in Securitization Trusts.  At December 31, 2014, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to Consolidated VIEs that have been securitized into beneficial interests. The decrease in investment securities available for sale held in securitization trusts as of December 31, 2014 as compared to December 31, 2013 is primarily due to the sale of multi-family CMBS in the third and fourth quarters of 2014. The Company received total proceeds of approximately $93.6 million, realizing approximately $39.1 million of net gains, from the sale of these multi-family securities for the year ended December 31, 2014. The following table sets forth the balances of our investment securities available for sale held in securitization trusts by vintage (i.e., by issue year) as of December 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	December 31, 2014		December 31, 2013
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$886,117	$38,594	$900,137	$29,289
2012	—	—	1,101,549	63,289
Total	$886,117	$38,594	$2,001,686	$92,578

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At December 31, 2014, residential mortgage loans held in securitization trusts totaled approximately $149.6 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $5.6 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 84.0% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 9 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	Number of Loans	Par Value	Carrying Value
December 31, 2014	395	$152,277	$149,614
December 31, 2013	422	$165,173	$163,237

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2014 and December 31, 2013 respectively (dollar amounts in thousands):

	December 31, 2014			December 31, 2013
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$441	$2,950	$48	$438	$2,950	$48
Current Coupon Rate	2.75%	7.25%	1.25%	2.77%	7.25%	1.25%
Gross Margin	2.38%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.34%	13.25%	9.38%	11.32%	13.25%	9.13%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	245	252	211	256	264	223
Average Months to Reset	5	11	1	3	11	1
Original FICO Score	726	818	593	727	818	593
Original LTV	70.38%	95.00%	13.94%	70.21%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the years ended December 31, 2014 and 2013, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2014	$165,173	$1,053	$(2,989)	$163,237
Principal repayments	(13,178)	—	—	(13,178)
Provision for loan loss	—	—	(998)	(998)
Transfer to real estate owned	(830)	—	356	(474)
Charge-Offs	1,112	—	—	1,112
Amortization of premium	—	(85)	—	(85)
Balance, December 31, 2014	$152,277	$968	$(3,631)	$149,614

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2013	$189,009	$1,198	$(2,978)	$187,229
Principal repayments	(22,200)	—	—	(22,200)
Provision for loan loss	—	—	(747)	(747)
Transfer to real estate owned	(1,636)	—	628	(1,008)
Charge-Offs	—	—	108	108
Amortization of premium	—	(145)	—	(145)
Balance, December 31, 2013	$165,173	$1,053	$(2,989)	$163,237

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

As of December 31, 2014 and December 31, 2013, the carrying value of the Company’s acquired distressed residential mortgage loans amounts to approximately $582.7 million and $264.4 million, respectively. The change was primarily due to loan purchases made in 2014 amounting to approximately $400.9 million.

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $221.6 million and $254.7 million at December 31, 2014 and December 31, 2013, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $110.3 million and $93.9 million at December 31, 2014 and 2013, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $327.4 million at December 31, 2014, are pledged as collateral for a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch.

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
December 31, 2014	6,291	$684,508	$582,698
December 31, 2013	2,580	$339,578	$264,434

Characteristics of our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

The following tables detail the characteristics of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of December 31, 2014 and December 31, 2013:

Loan to Value at Purchase			December 31, 2014	December 31, 2013
50.00% or less			3.6%	4.3%
50.01%	-	60.00%	3.7%	4.2%
60.01%	-	70.00%	6.6%	7.4%
70.01%	-	80.00%	9.0%	9.9%
80.01%	-	90.00%	11.9%	14.5%
90.01%	-	100.00%	12.4%	12.2%
100.01% and over			52.8%	47.5%
Total			100.0%	100.0%

FICO Scores at Purchase			December 31, 2014	December 31, 2013
550	or	less	13.8%	16.4%
551	to	600	26.3%	22.6%
601	to	650	29.0%	24.6%
651	to	700	18.4%	18.8%
701	to	750	8.9%	11.7%
751	to	800	3.0%	5.2%
801	and	over	0.6%	0.7%
Total			100.0%	100.0%

Current Coupon			December 31, 2014	December 31, 2013
3.00%	or	less	17.1%	17.9%
3.01%	–	4.00%	7.0%	9.9%
4.01%	–	5.00%	15.2%	10.1%
5.01%	–	6.00%	12.7%	14.6%
6.01%	and	over	48.0%	47.5%
Total			100.0%	100.0%

Delinquency Status			December 31, 2014	December 31, 2013
Current			88.2%	79.5%
31	–	60 days	5.5%	12.0%
61	–	90 days	2.3%	4.1%
90+ days			4.0%	4.4%
Total			100.0%	100.0%

Origination Year	December 31, 2014	December 31, 2013
2005 or earlier	25.6%	33.4%
2006	19.8%	15.6%
2007	36.5%	44.0%
2008 or later	18.1%	7.0%
Total	100.0%	100.0%

Consolidated K-Series As of December 31, 2014 and December 31, 2013, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations as of December 31, 2014 and December 31, 2013, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our statement of operations. As of December 31, 2014 and December 31, 2013, the Consolidated K-Series was comprised of $8.4 billion and $8.1 billion, respectively in multi-family loans held in securitization trusts and $8.0 billion and $7.9 billion, respectively, in multi-family CDOs outstanding with a weighted average interest rate of 4.15% and 4.16% respectively.  In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the years ended December 31, 2014 and 2013 included $301.9 million and $228.6 million in interest income, respectively, and $275.9 million and $210.2 million in interest expense, respectively. Also, we recognized a $56.9 million and $31.5 million unrealized gain in the statements of operations for the years ended December 31, 2014 and 2013, respectively, as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $317.5 million and $240.0 million as of December 31, 2014 and December 31, 2013, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

December 31, 2014	December 31,2013
Current balance of loans	$10,189,074	$12,585,131
Number of loans	610	742
Weighted average original LTV	68.8%	69.0%
Weighted average underwritten debt service coverage ratio	1.48	x	1.50	x
Current average loan size	$16,703	$16,961
Weighted average original loan term (in months)	119	112
Weighted average current remaining term (in months)	82	85
Weighted average loan rate	4.54%	4.37%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.5%	14.0%
Texas	12.5%	13.7%
New York	7.7%	7.2%
Maryland	5.2%	4.3%
Florida	4.8%	6.5%
Washington	4.8%	5.3%

Financing Arrangements, Portfolio Investments. As of December 31, 2014 and December 31, 2013, we had approximately $652.0 million and $791.1 million of repurchase borrowings outstanding, respectively.   As of December 31, 2014 and December 31, 2013, the current weighted average borrowing rate on these financing facilities was 0.43% and 0.49%, respectively. Our repurchase agreements typically have terms of 30 days or less.

As of December 31, 2014 and December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of December 31, 2014, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.8% that implies an average haircut of 7.2%. As of December 31, 2013, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.2% that implies an average haircut of 7.8%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%, respectively, for a total weighted average “haircut” of 7.2% and 7.8% as of December 31, 2014 and December 31, 2013, respectively.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2014, 2013 and 2012 for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End

December 31, 2014	$658,360	$651,965	$668,901
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857
March 31, 2014	$774,545	$767,827	$784,019

December 31, 2013	$796,044	$791,125	$800,193
September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667
March 31, 2013	$879,732	$878,824	$882,611

December 31, 2012	$878,201	$889,134	$889,134
September 30, 2012	$446,610	$580,176	$592,976
June 30, 2012	$129,101	$138,871	$138,871
March 31, 2012	$113,092	$118,385	$118,385

Financing Arrangements, Distressed Residential Mortgage Loans. On December 16, 2014, the Company entered into a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch, to fund a portion of the purchase price of a pool of distressed residential mortgage loans that are re-performing. The outstanding balance on the master repurchase agreement as of December 31, 2014 amounts to approximately $238.9 million, bears interest at one-month LIBOR plus 2.50% (2.66% at December 31, 2014) and expires on December 17, 2015. Distressed residential mortgage loans with a carrying value of approximately $327.4 million at December 31, 2014, are pledged as collateral for the borrowings under the master repurchase agreement.

Residential Collateralized Debt Obligations. As of December 31, 2014 and 2013, we had residential collateralized debt obligations, or Residential CDOs, of $145.5 million and $158.4 million, respectively. As of December 31, 2014 and 2013, the weighted average interest rate of these Residential CDOs was 0.55% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $152.3 million and $165.2 million at December 31, 2014 and 2013, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2014 and 2013, had a net investment in the residential securitization trusts of $5.6 million and $6.6 million, respectively.

Securitized Debt. As of December 31, 2014 and 2013, we had approximately $232.9 million and $305.0 million of securitized debt, respectively.   The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 7 of our consolidated financial statements included in this report for more information on securitized debt.  The reduction in our securitized debt is due to the termination of a 2012 CMBS securitization (in the form of a CMBS Master Repurchase Agreement) totaling $52 million during the third quarter, in connection with the sale of a multi-family CMBS security that served as collateral for the same non-recourse financing transaction.

Subordinated Debentures. As of December 31, 2014 and 2013, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.08% and 4.08%, respectively. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At December 31, 2014, the Company had $360.0 million of notional amount of interest rate swaps outstanding with a net fair market asset value of $0.9 million. At December 31, 2013, the Company had $350.0 million of notional amount of interest rate swaps outstanding with a fair market liability value of $2.0 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2014 was $817.9 million and included $10.0 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $9.1 million in unrealized gains primarily related to our CLOs, $12.4 million in net unrealized gains related to our CMBS and $1.1 million in unrealized derivative gains related to cash flow hedges, partially offset by $12.6 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2013 was $480.7 million and included $3.1 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $14.7 million in unrealized gains primarily related to our CLOs, $18.3 million in net unrealized gains related to our CMBS and $2.0 million in unrealized derivative gains related to cash flow hedges, partially offset by $31.9 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. The increase in stockholders’ equity at December 31, 2014, as compared to December 31, 2013, is primarily due to our issuance of common stock in public offerings with net proceeds to us of $296.5 million, after deducting underwriting discounts and commissions and offering expenses, during the year ended December 31, 2014.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the quarter and year ended December 31, 2014, respectively (amounts in thousands, except per share):

	Quarter Ended December 31, 2014			Year Ended December 31, 2014
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$633,377	90,685	$6.98	$405,666	64,102	$6.33
Common stock issuance, net	111,063	14,410		297,726	40,993
Balance after share issuance activity	744,440	105,095	7.08	703,392	105,095	6.69
Dividends declared	(28,375)		(0.27)	(97,786)		(0.93)
Net change AOCI: (2)
Hedges	(757)		(0.01)	(906)		(0.01)
RMBS	6,785		0.07	19,378		0.19
CMBS	(17,518)		(0.17)	(5,864)		(0.06)
CLOs	(2,171)		(0.02)	(5,666)		(0.05)
Net income attributable to common stockholders	40,523		0.39	130,379		1.24
Ending Balance	$742,927	105,095	$7.07	$742,927	105,095	$7.07

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2014 of 105,094,565.
(2)	Accumulated other comprehensive income (“AOCI”).

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

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our principal only multi-family CMBS are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain securities, primarily CMBS and distressed residential mortgage loans as part of its overall investment strategy and these sales will provide additional liquidity.

During the year ended December 31, 2014, net cash increased primarily as a result of $131.3 million provided by financing activities and $37.6 million provided by operating activities, which was partially offset by $125.0 million used in investing activities. Our financing activities primarily included $296.5 million in net proceeds from the issuance of stock in public offerings and $99.8 million in net receipts from financing arrangements, partially offset by $83.8 million in payments made on multi-family CDOs, $92.5 million in dividends paid on common stock and Series B Preferred Stock, $12.9 million in payments made on Residential CDOs, and $75.8 million in payments made and extinguishment of securitized debt. Our investing activities primarily included $405.4 million of purchases of residential mortgage loans and distressed residential mortgage loans, $20.3 million of purchases of investment securities, $48.7 million in the funding of mezzanine loans and preferred equity investments, $10.2 million decrease in restricted cash and $1.1 million in the funding of first mortgage loans, partially offset by $98.9 million in principal paydowns on investment securities available for sale, $64.7 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, $93.6 million of proceeds from sales of investment securities, $80.5 million in principal repayments received on multi-family loans held in securitization trusts, $12.7 million in principal repayments received on residential mortgage loans held in securitization trusts, $5.6 million in proceeds from sales of mezzanine loan and preferred equity investments and $3.9 million in proceeds from sale of real estate owned.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At December 31, 2014, we had cash and cash equivalents balances of $75.6 million, which increased from December 31, 2013 by $43.8 million. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements (typically 30 days) to finance the more liquid assets in our investment portfolio, such as Agency RMBS. As of December 31, 2014, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with ten different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of the investment securities securing these borrowings. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. The market value of the collateral securing these borrowings represents the price of such collateral obtained from generally recognized sources or the most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty to one of our repurchase agreements elected to not “roll” the outstanding balance at maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of December 31, 2014, we had an aggregate amount at risk under our repurchase agreements with ten counterparties of approximately $50.7 million, with no greater than approximately $19.0 million at risk with any single counterparty. The volatility in the market place during 2014 did not have a material impact on our liquidity or our ability to finance our more liquid assets through short-term repurchase agreements.

At December 31, 2014, the Company had short-term repurchase agreement borrowings on our investment securities of $652.0 million as compared to $791.1 million as of December 31, 2013. In addition to our excess cash, the Company has $234.8 million in unencumbered securities, including $120.8 million of multi-family CMBS (which represents the net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series), $78.8 million of RMBS, of which $76.8 million are Agency RMBS, and $35.2 million of CLOs. The $75.6 million of cash, the $120.8 in multi-family CMBS, the $78.8 million in RMBS, and $40.6 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 53.8% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

At December 31, 2014, the Company also had a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch, in an aggregate principal amount of up to $260.0 million, expiring on December 17, 2015. The outstanding balance under the master repurchase agreement amounted to approximately $238.9 million at December 31, 2014. This master repurchase agreement is collateralized by distressed residential mortgage loans with a carrying value of $327.4 million at December 31, 2014.

At December 31, 2014, we also had other longer-term debt, including Residential CDOs outstanding of $145.5 million, multi-family CDOs outstanding of $8.0 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $232.9 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of December 31, 2014 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2013 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 in our consolidated financial statements.

As of December 31, 2014, our overall leverage ratio, including both our short-term and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 1.4 to 1. As of December 31, 2014, our leverage ratio on our short term financings or callable debt was approximately 1.1 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $283.5 million at December 31, 2014, and is included in payable for securities purchased on our consolidated balance sheet.

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

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. During the year ended December 31, 2014, we closed on the following underwritten public equity offerings:

●

On January 10, 2014, we closed on the issuance of 11,500,000 shares of common stock to the underwriters (including the 1,500,000 shares issued pursuant to an option to purchase additional shares), resulting in net proceeds to us of approximately $75.8 million, after deducting underwriting discounts, commissions and offering expenses.

●

On April 7, 2014, we closed on the issuance of 14,950,000 shares of common stock to the underwriters (including the 1,950,000 shares issued pursuant to an option to purchase additional shares), resulting in net proceeds to us of approximately $109.9 million, after deducting underwriting discounts, commissions and offering expenses.

●

On November 26, 2014, we closed on the issuance of 14,410,019 shares of common stock to the underwriters (including the 1,410,019 shares issued pursuant to an option to purchase additional shares), resulting in net proceeds to us of approximately $110.8 million, after deducting underwriting discounts, commissions and estimated offering expenses.

We used substantially all of the net proceeds from these offerings to fund additional investments in our targeted assets, particularly, distressed residential mortgage loans and other multi-family related investments.

We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. On January 14, 2013, we filed a registration statement on Form S-3 to enable us to issue up to $20,000,000 of shares of our common stock pursuant to our DRIP. On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC as the placement agent, pursuant to which we may sell up to $25,000,000 of shares of our common stock from time to time through the placement agent. Pursuant to the equity distribution agreement, the shares may be offered and sold through the placement agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the year ended December 31, 2013, we issued 827,313 shares under the equity distribution agreement resulting in total net proceeds to the Company of approximately $5.8 million, after deducting sales commissions and expenses. During the year ended December 31, 2014, there were no shares issued under the equity distribution agreement. As of December 31, 2014, approximately $19.2 million remains available for issuance under our “at the market” offering program.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See "- Results of Operations - Comparison of the Year Ended December 31, 2014 to Year Ended December 31, 2013 - Comparative Expenses" for more information regarding the management fees paid during the year ended December 31, 2014. In addition, pursuant to the terms of our former advisory relationship with HCS, we also may pay incentive compensation to Harvest Capital Strategies LLC (“HCS’) with respect to those assets of our company that were managed by HCS at the time the advisory relationship with HCS concluded (the “Incentive Tail Assets”) until such time as such Incentive Tail Assets are disposed of by us or mature.

Dividends

For information regarding the declaration and payment of dividends on our preferred stock, see “Note 15 – Stockholders’ Equity” below. For information regarding the declaration and payment of dividends on our common stock, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Barclays Capital Inc. in the amount of $8.6 million at December 31, 2014 with a net exposure of $0.6 million. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, Cayman Islands Branch, in the amount of $238.9 million at December 31, 2014 with a net exposure of $88.5 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245.0 million notional with a net exposure of $0.5 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Contractual Obligations and Commitments

 The Company had the following contractual obligations at December 31, 2014 (dollar amounts in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases	$1,923	$207	$414	$432	$870
Financing arrangements	890,914	890,914	—	—	—
Subordinated debentures (1)	83,345	1,868	3,741	3,736	74,000
Securitized debt (1)(3)	220,918	48,237	172,680	—	—
Interest rate swaps (1)	5,205	1,908	2,881	417	—
Management fees (2)	14,938	13,139	1,799	—	—
Employment agreements	700	700	—	—	—
Total contractual obligations (3)	$1,217,943	$956,973	$181,515	$4,585	$74,870

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2014.
(2)	Amounts include the base fees for Midway, RiverBanc and Headlands based on the current invested capital. The management fees exclude incentive fees which are based on future performance.
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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of December 31, 2014 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$6,494
+100	$6,545
-100	$(16,191)

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

With respect to the $582.7 million of distressed residential loans the Company owned at December 31, 2014, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include  higher loan to value ratios and, in certain instances, delinquent loan payments.  Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of December 31, 2014, we own $321.6 million of first loss CMBS comprised primarily of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 32.4% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completes an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool. As of December 31, 2014, we own approximately $35.2 million of notes issued by a CLO at a discounted price equal to 74% of par. The securities are backed by a portfolio of corporate loans.  We also own approximately $34.8 million of first mortgage loan and mezzanine financing at December 31, 2014, backed by residential and multi-family properties. We also have invested approximately $36.6 million in equity and debt securities issued by an entity that invest in commercial real estate-related debt investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2014, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(104,933)	3.20
+100	$(52,011)	2.73
Base		2.02
-100	$35,608	1.02

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 (the “2015 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2015 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2015 Proxy Statement and is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: February 27, 2015	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 27, 2015	By:	/s/ Kristine R. Nario
Kristine R. Nario
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chief Executive Officer, President and Director	February 27, 2015
Steven R. Mumma	(Principal Executive Officer)

/s/ Kristine R. Nario	Chief Financial Officer	February 27, 2015
Kristine R. Nario	(Principal Financial and Accounting Officer)

/s/ Douglas E. Neal	Chairman of the Board	February 27, 2015
Douglas E. Neal

/s/ Alan L. Hainey	Director	February 27, 2015
Alan L. Hainey

/s/ Steven G. Norcutt	Director	February 27, 2015
Steven G. Norcutt

/s/ David R. Bock	Director	February 27, 2015
David R. Bock

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2014

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New York Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ Grant Thornton LLP

New York, New York

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New York Mortgage Trust, Inc.

We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York

February 27, 2015

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS

Investment securities, available for sale, at fair value (including pledged securities of $702,684 and $853,223, respectively)	$816,647	$912,443
Investment securities, available for sale, at fair value held in securitization trusts	38,594	92,578
Residential mortgage loans held in securitization trusts (net)	149,614	163,237
Distressed residential mortgage loans held in securitization trusts (net)	221,591	254,721
Distressed residential mortgage loans	361,106	9,713
Multi-family loans held in securitization trusts, at fair value	8,365,514	8,111,022
Derivative assets	288,850	197,590
Cash and cash equivalents	75,598	31,798
Receivables and other assets	222,491	125,573
Total Assets (1)	$10,540,005	$9,898,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$651,965	$791,125
Financing arrangements, distressed residential mortgage loans	238,949	–
Residential collateralized debt obligations	145,542	158,410
Multi-family collateralized debt obligations, at fair value	8,048,053	7,871,020
Securitized debt	232,877	304,964
Derivative liabilities	1,463	1,432
Payable for securities purchased	283,537	191,592
Accrued expenses and other liabilities (including $6,317 and $951 to related parties, respectively)	74,692	54,466
Subordinated debentures	45,000	45,000
Total liabilities (1)	9,722,078	9,418,009

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 3,450,000 shares authorized, 3,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	72,397	72,397
Common stock, $0.01 par value, 400,000,000 shares authorized, 105,094,565 and 64,102,029 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,051	641
Additional paid-in capital	701,871	404,555
Accumulated other comprehensive income	10,015	3,073
Retained earnings	32,593	–
Total stockholders' equity	817,927	480,666
Total Liabilities and Stockholders' Equity	$10,540,005	$9,898,675

(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of December 31, 2014 and December 31, 2013, assets of consolidated VIEs totaled $8,847,078 and $8,665,829, respectively, and the liabilities of consolidated VIEs totaled $8,457,034 and $8,365,345, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012

INTEREST INCOME:
Investment securities and other	$54,391	$46,646	$26,933
Multi-family loans held in securitization trusts	301,877	228,631	104,410
Residential mortgage loans held in securitization trusts	3,945	4,709	5,573
Distressed residential mortgage loans	18,634	11,741	432
Total interest income	378,847	291,727	137,348

INTEREST EXPENSE:
Investment securities and other	5,569	6,655	3,645
Multi-family collateralized debt obligations	275,916	210,229	97,032
Residential collateralized debt obligations	904	1,123	1,337
Securitized debt	16,762	11,293	1,945
Subordinated debentures	1,859	1,878	1,967
Total interest expense	301,010	231,178	105,926

NET INTEREST INCOME	77,837	60,549	31,422

OTHER INCOME (EXPENSE):
Provision for loan losses	(1,939)	(1,262)	(766)
Impairment loss on investment securities	–	(225)	–
Realized gain (loss) on investment securities and related hedges, net	42,091	(10,719)	6,268
Realized gain on distressed residential mortgage loans	14,380	1,600	85
Unrealized (loss) gain on investment securities and related hedges, net	(7,667)	5,464	(3,947)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	56,931	31,495	6,662
Loss on extinguishment of debt	(3,397)	–	–
Other income (including $2,644, $306 and $0 from related parties, respectively)	4,809	2,709	803
Total other income	105,208	29,062	9,105

Base management and incentive fees (including $14,799, $3,360 and $892 to related parties, respectively)	24,530	8,133	5,010
Expenses related to distressed residential mortgage loans	6,429	3,868	–
Other general and administrative expenses (including $80, $698 and $652 to related parties, respectively)	9,500	7,916	6,417
Total general, administrative and other expenses	40,459	19,917	11,427

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	142,586	69,694	29,100
Income tax expense	6,395	739	932
INCOME FROM CONTINUING OPERATIONS	136,191	68,955	28,168
Income from discontinued operation - net of tax	–	–	14
NET INCOME	136,191	68,955	28,182
Net (loss) income attributable to non-controlling interest	–	–	(97)
Preferred stock dividends	(5,812)	(3,568)	–
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$130,379	$65,387	28,279

Basic income per common share	$1.48	$1.11	$1.08
Diluted income per common share	$1.48	$1.11	$1.08
Weighted average shares outstanding-basic	87,867	59,102	26,067
Weighted average shares outstanding-diluted	87,867	59,102	26,067

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$130,379	$65,387	$28,279

OTHER COMPREHENSIVE INCOME (LOSS)

Increase (decrease) in net unrealized gain on available for sale securities	20,881	(18,800)	9,310
Reclassification adjustment for net gain included in net income	(13,033)	–	(1,074)
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(906)	3,785	(1,440)

OTHER COMPREHENSIVE INCOME (LOSS)	6,942	(15,015)	6,796

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$137,321	$50,372	$35,075

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common	Preferred	Paid-In	(Accumulated	Comprehensive	Non-Controlling
	Stock	Stock	Capital	Deficit)	Income	Interest	Total
Balance, December 31, 2011	$139	$–	$153,710	$(79,863)	$11,292	$1,029	$86,307
Net income	–	–	–	28,279	–	(97)	28,182
Stock issuance, net	357	–	232,105	–	–	–	232,462
Dividends declared	–	–	(30,809)	–	–	–	(30,809)
Decrease in non-controlling interest related to sale of interest in a mortgage loan held for investment	–	–	–	–	–	(932)	(932)
Reclassification adjustment for net gain included in net income	–	–	–	–	(1,074)	–	(1,074)
Increase in net unrealized gain on available for sale securities	–	–	–	–	9,310	–	9,310
Decrease in fair value of derivative instruments utilized for cash flow hedges	–	–	–	–	(1,440)	–	(1,440)
Balance, December 31, 2012	496	–	355,006	(51,584)	18,088	–	322,006
Net income	–	–	–	68,955	–	–	68,955
Common Stock issuance, net	145	–	100,959	–	–	–	101,104
Preferred Stock issuance, net	–	72,397	–	–	–	–	72,397
Dividends declared on common stock	–	–	(51,410)	(13,803)	–	–	(65,213)
Dividends declared on preferred stock	–	–	–	(3,568)	–	–	(3,568)
Decrease in net unrealized gain on available for sale securities	–	–	–	–	(18,800)	–	(18,800)
Increase in fair value of derivative instruments utilized for cash flow hedges	–	–	–	–	3,785	–	3,785
Balance, December 31, 2013	641	72,397	404,555	–	3,073	–	480,666
Net income	–	–	–	136,191	–	–	136,191
Common Stock issuance, net	410	–	297,316	–	–	–	297,726
Dividends declared on common stock	–	–	–	(97,786)	–	–	(97,786)
Dividends declared on preferred stock	–	–	–	(5,812)	–	–	(5,812)
Reclassification adjustment for net gain included in net income	–	–	–	–	(13,033)	–	(13,033)
Increase in net unrealized gain on available for sale securities	–	–	–	–	20,881	–	20,881
Decrease in fair value of derivative instruments utilized for cash flow hedges	–	–	–	–	(906)	–	(906)
Balance, December 31, 2014	$1,051	$72,397	$701,871	$32,593	$10,015	$–	$817,927

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$136,191	$68,955	$28,182
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	(2,671)	13,424	10,486
Realized (gain) loss on investment securities and related hedges, net	(42,091)	10,719	(6,268)
Realized gain on distressed residential mortgage loans	(14,380)	(1,600)	(85)
Unrealized loss (gain) on investment securities and related hedges, net	7,667	(5,464)	3,947
Unrealized gain on loans and debt held in multi-family securitization trusts	(56,931)	(31,495)	(6,662)
Impairment loss on investment securities	–	225	–
Loss on extinguishment of debt	3,397	–	–
Net decrease in loans held for sale	87	341	935
Provision for loan losses	1,939	1,262	766
Income from investments in limited partnerships and limited liability companies	(4,562)	(2,297)	(622)
Distributions of income from investments in limited partnership and limited liability companies	2,238	1,976	148
Amortization of stock based compensation, net	1,180	897	826
Changes in operating assets and liabilities:
Receivables and other assets	(3,631)	(18,097)	(20,660)
Accrued expenses and other liabilities and accrued expenses, related parties	9,118	14,457	18,096
Net cash provided by operating activities	37,551	53,303	29,089

Cash Flows from Investing Activities:
Restricted cash	(10,150)	2,467	(20,783)
Proceeds from sales of investment securities	93,578	1,254	50,578
Purchases of investment securities	(20,273)	(72,183)	(1,033,924)
Return of capital from investments in limited partnerships and limited liability companies	–	3,558	9,042
Purchases of other assets	(254)	(996)	–
Funding of first mortgage loan	(1,142)	(6,500)	–
Funding of mezzanine loan and preferred equity investments	(48,674)	(16,788)	(3,344)
Proceeds from sale of mezzanine loan and preferred equity investments	5,590	–	–
Proceeds from mortgage loans held for investment	–	21	3,344
Net proceeds (payments) on other derivative instruments settled during the period	1,124	(11,011)	7,191
Principal repayments received on residential mortgage loans held in securitization trusts	12,687	22,292	18,498
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	64,715	15,646	–
Principal repayments received on multi-family loans held in securitization trusts	80,451	73,831	28,034
Principal paydowns on investment securities - available for sale	98,877	125,913	47,684
Proceeds from sale of real estate owned	3,882	–	–
Purchases of residential mortgage loans and distressed residential mortgage loans	(405,427)	(218,166)	(61,700)
Purchases of loans held in multi-family securitization trusts	–	(71,625)	(111,002)
Net cash used in investing activities	(125,016)	(152,287)	(1,066,382)

Cash Flows from Financing Activities:
Proceeds from (payments of) financing arrangements	99,789	(98,009)	776,460
Common stock issuance	297,064	100,551	232,668
Preferred stock issuance	–	72,637	–
Costs associated with common stock and preferred stock issued	(518)	(584)	(1,032)
Dividends paid on common stock	(86,705)	(61,302)	(22,304)
Dividends paid on preferred stock	(5,812)	(2,115)	–
Payments made on residential collateralized debt obligations	(12,918)	(22,657)	(18,874)
Payments made on multi-family collateralized debt obligations	(83,839)	(73,813)	(28,034)
Capital distributed to non-controlling interest	–	–	(932)
Proceeds from securitized debt	–	191,705	114,716
Payments made and extinguishment of securitized debt	(75,796)	(7,408)	(184)
Net cash provided by financing activities	131,265	99,005	1,052,484
Net Increase in Cash and Cash Equivalents	43,800	21	15,191
Cash and Cash Equivalents - Beginning of Period	31,798	31,777	16,586
Cash and Cash Equivalents - End of Period	$75,598	$31,798	$31,777

Supplemental Disclosure:
Cash paid for interest	$352,232	$268,552	$115,656
Cash paid for income taxes	$8,295	$794	$1,207

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$283,537	$191,592	$245,931
Consolidation of multi-family loans held in securitization trusts	$–	$3,218,301	$5,305,933
Consolidation of multi-family collateralized debt obligations	$–	$3,146,676	$5,195,166

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$28,376	$17,295	$13,384
Dividends declared on preferred stock to be paid in subsequent period	$1,453	$1,453	$–

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.                 Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” and the “Company”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of income generated by net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments in primarily mortgage-related and financial assets, including multi-family CMBS, direct financing to owners of multi-family properties through mezzanine loans and preferred equity investments, residential mortgage loans, including loans sourced from distressed markets, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans.

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

2.                 Summary of Significant Accounting Policies

Definitions – The following defines certain of the commonly used terms in these financial statements: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to an IO that represents the right to the interest component of the cash flows from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “ARMs” refers to adjustable-rate residential mortgage loans; “Prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; and “CLO” refers to collateralized loan obligations.

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition. Management has made significant estimates in several areas, including valuation of its CMBS investments, multi-family loans held in securitization trusts and multi-family CDOs, as well as income recognition on distressed residential mortgage loans purchased at a discount.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value, with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CLOs.  Our investment securities are classified as available for sale securities. Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on investment securities and related hedges in the accompanying consolidated statements of operations. Purchase premiums or discounts on investment securities are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

The Company accounts for debt securities that are of high credit quality (generally those rated AA or better by a Nationally Recognized Statistical Rating Organization, or NRSRO) at date of acquisition in accordance with Accounting Standards Codification (“ASC”) 320-10. The Company accounts for debt securities that are not of high credit quality (i.e., those whose risk of loss is less than remote) or securities that can be contractually prepaid such that we would not recover our initial investment at the date of acquisition in accordance with ASC 325-40. The Company considers credit ratings, the underlying credit risk and other market factors in determining whether the debt securities are of high credit quality; however, securities rated lower than AA or an equivalent rating are not considered of high credit quality and are accounted for in accordance with ASC 325-40. If ratings are inconsistent among NRSROs, the Company uses the lower rating in determining whether the securities are of high credit quality.

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

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts as of December 31, 2014 are comprised of multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, or “first loss tranche”, and certain IOs issued from two Freddie Mac-sponsored multi-family K-Series securitizations. As of December 31, 2013, this account was comprised of multi-family CMBS consisting of PO securities, a first loss tranche floating rate security and IO securities issued from four Freddie Mac-sponsored multi-family K-series securitizations. These securities are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying consolidated statements of operations. Purchase premiums or discounts are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method.

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

 Acquired Distressed Residential Mortgage Loans – Distressed residential mortgage loans are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount (that is due, in part, to credit quality of the borrower). Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements.

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

The Company monitors actual cash collections against its expectations, and revised cash flow expectations are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in six Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of December 31, 2014 and December 31, 2013. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

A preferred equity investment is an equity investment in an entity that owns the underlying property.  Preferred equity is not secured by the underlying property, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred equity holders may be able to enhance their position and protect their equity position with covenants that limit the entity’s activities and grant the holder the exclusive right to control the property after an event of default.

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

Receivables and Other Assets – Receivables and other assets as of December 31, 2014 and 2013 include restricted cash held by third parties of $54.2 million and $44.1 million, respectively.  Included in restricted cash is $40.6 million and $30.4 million held in our Agency IO portfolio to be used for trading purposes and $11.4 million and $10.2 million held by counterparties as collateral for hedging instruments as of December 31, 2014 and 2013, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in receivables and other assets in the amounts of $29.8 million and $30.2 million as of December 31, 2014 and 2013, respectively.

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

Financing Arrangements, Distressed Residential Mortgage Loans – The Company finances a portion of its distressed residential mortgage loans through a repurchase agreement, expiring within one year. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are included on the Company’s accompanying consolidated balance sheets in receivables and other assets in the amount of $1.7 million as of December 31, 2014. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company completed four securitizations in 2005 and 2006. The first three were accounted for as a permanent financing while the fourth was accounted for as a sale and accordingly, is not included in the Company’s accompanying consolidated financial statements

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidated the Consolidated K-Series including their debt, referred to as Multi-Family CDOs, in our financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

Securitized Debt –Securitized Debt represents third-party liabilities of Financing VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated on consolidation. The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the special purpose entities (the “SPEs”) that were created to facilitate the transactions and to which underlying assets in connection with the financing were transferred. The Company engaged in these transactions primarily to obtain permanent or longer term financing on a portion of its multi-family CMBS and acquired distressed residential mortgage loans.

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying consolidated balance sheets in receivables and other assets in the amount of $2.2 million and $4.1 million as of December 31, 2014 and December 31, 2013, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

The Company has multi-family CMBS investments issued by Freddie Mac-sponsored K-Series securitization trusts. Based on evaluation of ASC 810, six of these K-Series securitization trusts required consolidation in the accompanying consolidated financial statements. The multi-family CMBS investments issued by four K-Series securitization trusts serve as collateral for certain Securitized Debt issued by the Company. The multi-family CMBS investments issued by two K-Series securitization trusts are not pledged or collateral for any financing as of December 31, 2014 (see Note 7).

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

For instruments that are not designated or qualify as a cash flow hedge, such as our use of U.S. Treasury securities or financial futures, options on financial futures contracts and interest rate swaps in our Agency IO portfolio, any realized and unrealized gains and losses associated with these instruments are recognized through earnings as other income (expense) in the consolidated statements of operations.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2014 and 2013.

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

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing primarily mortgage-related assets, and financial assets, and currently operate in only one reportable segment.

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

3.	Investment Securities Available For Sale

Investment securities available for sale consist of the following as of December 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	December 31, 2014				December 31, 2013
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Agency RMBS:
Agency ARMs
Freddie Mac	$57,597	$55	$(488)	$57,164	$67,121	$37	$(2,101)	$65,057
Fannie Mae	113,192	81	(1,037)	112,236	130,487	58	(3,128)	127,417
Ginnie Mae	12,552	—	(259)	12,293	17,049	—	(201)	16,848
Total Agency ARMs	183,341	136	(1,784)	181,693	214,657	95	(5,430)	209,322

Agency Fixed Rate
Freddie Mac	37,800	—	(629)	37,171	43,920	—	(1,714)	42,206
Fannie Mae	451,694	—	(10,184)	441,510	518,598	—	(24,861)	493,737
Total Agency Fixed Rate	489,494	—	(10,813)	478,681	562,518	—	(26,575)	535,943

Agency IOs (1)
Freddie Mac	38,844	273	(5,779)	33,338	43,468	252	(5,187)	38,533
Fannie Mae	53,666	741	(6,388)	48,019	60,813	1,300	(5,007)	57,106
Ginnie Mae	42,991	310	(5,527)	37,774	37,660	706	(2,396)	35,970
Total Agency IOs	135,501	1,324	(17,694)	119,131	141,941	2,258	(12,590)	131,609

Total Agency RMBS	808,336	1,460	(30,291)	779,505	919,116	2,353	(44,595)	876,874
Non-Agency RMBS	2,061	69	(191)	1,939	2,413	136	(188)	2,361
CLOs	26,140	9,063	—	35,203	18,478	14,730	—	33,208
Total investment securities available for sale	$836,537	$10,592	$(30,482)	$816,647	$940,007	$17,219	$(44,783)	$912,443

CMBS	$26,193	$12,401	$—	$38,594	$74,314	$18,264	$—	$92,578
Total investment securities available for sale held in securitization trusts	$26,193	$12,401	$—	$38,954	$74,314	$18,264	$—	$92,578

(1) Included in investment securities available for sale as of December 31, 2014 and 2013 are Agency IOs. Agency IOs are measured at fair value through earnings.

During the year ended December 31, 2014, the Company received total proceeds of approximately $93.6 million, realizing approximately $39.1 million of net gains, from the sale of investment securities available for sale. During the year ended December 31, 2013, the Company received total proceeds of approximately $1.3 million, realizing approximately $0.1 million of net gains, from the sale of investment securities available for sale. During the year ended December 31, 2012, the Company received total proceeds of approximately $50.6 million, realizing approximately $0.5 million of net gains, from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2014 and 2013, based on management’s estimates using three month historical CPR, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.95 years and 7.03 years, respectively.

The following table sets forth the weighted average lives our investment securities available for sale as of December 31, 2014 and December 31, 2013 (dollar amounts in thousands):

Weighted Average Life	December 31, 2014	December 31, 2013
0 to 5 years	$393,080	$281,068
Over 5 to 10 years	365,386	451,635
10+ years	58,181	179,740
Total	$816,647	$912,443

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at December 31, 2014 and December 31, 2013 at carrying value (dollar amounts in thousands):

	December 31, 2014				December 31, 2013
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$89,442	$21,746	$668,317	$779,505	$97,385	$14,823	$764,666	$876,874
Non-Agency RMBS	1,939	—	—	1,939	2,361	—	—	2,361
CLOs	35,203	—	—	35,203	33,208	—	—	33,208
Total investment securities available for sale	$126,584	$21,746	$668,317	$816,647	$132,954	$14,823	$764,666	$912,443

CMBS	$—	$—	$38,594	$38,594	$28,232	$—	$64,346	$92,578
Total investment securities available for sale held in securitization trusts	$—	$—	$38,594	$38,594	$28,232	$—	$64,346	$92,578

The following tables present the Company's investment securities available for sale and investment securities available for sale held in securitization trusts in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 (dollar amounts in thousands):

December 31, 2014	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$—	$—	$638,936	$(12,597)	$638,936	$(12,597)
Non-Agency RMBS	—	—	967	(191)	967	(191)
Total investment securities available for sale	$—	$—	$639,903	$(12,788)	$639,903	$(12,788)

CMBS	$—	$—	$—	$—	$—	$—
Total investment securities available for sale held in securitization trusts	$—	$—	$—	$—	$—	$—

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

For the year ended December 31, 2013, the Company recognized $0.2 million in other-than-temporary impairment through earnings, respectively. For the years ended December 31, 2014 and December 31, 2012, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following at December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	December 31, 2014	December 31, 2013
Unpaid principal balance	$152,277	$165,173
Deferred origination costs – net	968	1,053
Reserve for loan losses	(3,631)	(2,989)
Total	$149,614	$163,237

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the years ended December 31, 2014, 2013 and 2012, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$2,989	$2,978	$3,331
Provisions for loan losses	998	701	675
Transfer to real estate owned	(356)	(407)	(899)
Charge-offs	—	(283)	(129)
Balance at the end of period	$3,631	$2,989	$2,978

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at December 31, 2014 was $3.6 million, representing 238 basis points of the outstanding principal balance of residential loans held in securitization trusts as of December 31, 2014, as compared to 181 basis points as of December 31, 2013. As part of the Company’s allowance for loan adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the years ended December 31, 2014, 2013 and 2012, respectively (dollar amounts in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$1,108	$732	$454
Write downs	(103)	(433)	(124)
Transfer from mortgage loans held in securitization trusts	537	1,184	1,569
Disposal	(577)	(375)	(1,167)
Balance at the end of period	$965	$1,108	$732

Real estate owned held in residential securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of December 31, 2014 and 2013, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $5.6 million and $6.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of December 31, 2014, we had 33 delinquent loans with an aggregate principal amount outstanding of approximately $18.5 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.5 million in delinquent loans, $9.4 million, or 51%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2014 (dollar amounts in thousands):

December 31, 2014

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	–	60	4	$1,522	0.99%
61	–	90	—	$—	0.00%
90	+		29	$16,997	11.01%
Real estate owned through foreclosure			6	$2,100	1.36%

As of December 31, 2013, we had 34 delinquent loans with an aggregate principal amount outstanding of approximately $18.9 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.9 million in delinquent loans, $9.1 million, or 48%, were under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of December 31, 2013 (dollar amounts in thousands):

December 31, 2013

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	–	60	3	$601	0.36%
61	–	90	1	$239	0.14%
90	+		30	$18,036	10.76%
Real estate owned through foreclosure			5	$2,381	1.42%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
New York	36.1%	35.9%
Massachusetts	24.0%	24.6%
New Jersey	10.9%	10.4%
Florida	6.2%	5.8%
Connecticut	5.9%	5.6%

5.	Distressed Residential Mortgage Loans

As of December 31, 2014 and December 31, 2013, the carrying value of the Company’s acquired distressed residential mortgage loans amounts to approximately $582.7 million and $264.4 million, respectively.

The Company considers its purchase price for the acquired distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the years ended December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	December 31, 2014	December 31 2013
Contractually required principal and interest	$910,787	$368,571
Non-accretable yield	(85,474)	(47,453)
Expected cash flows to be collected	825,313	321,118
Accretable yield	(424,444)	(102,952)
Fair value at the date of acquisition	$400,869	$218,166

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the years ended December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	December 31, 2014	December 31, 2013
Balance at beginning of period	$171,112	$91,252
Additions	598,247	102,952
Disposals	(110,309)	(11,351)
Accretion	(18,634)	(11,741)
Balance at end of period (1)	$640,416	$171,112

(1)

Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the twelve-month period ended December 31, 2014 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of December 31, 2014 and December 31, 2013, respectively, are as follows:

	December 31, 2014	December 31, 2013
Florida	12.4%	8.3%
California	8.9%	14.4%
North Carolina	8.2%	3.5%
Georgia	6.9%	3.9%
New York	5.1%	8.1%
Texas	3.2%	6.6%

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $221.6 million and $254.7 million at December 31, 2014 and December 31, 2013, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7). In addition, distressed residential mortgage loans with a carrying value of approximately $327.4 million at December 31, 2014, are pledged as collateral for a Master Repurchase Agreement, with Deutsche Bank AG, Cayman Islands Branch (see Note 10).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $317.5 million and $240.0 million at December 31, 2014 and 2013, respectively (see Note 7).

The condensed consolidated balance sheets of the Consolidated K-Series at December 31, 2014 and December 31, 2013, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	December 31, 2014	December 31, 2013
Assets
Multi-family loans held in securitization trusts	$8,365,514	$8,111,022
Receivables	29,809	30,222
Total Assets	$8,395,323	$8,141,244

Liabilities and Equity
Multi-family CDOs	$8,048,053	$7,871,020
Accrued expenses	29,354	29,766
Total Liabilities	8,077,407	7,900,786
Equity	317,916	240,458
Total Liabilities and Equity	$8,395,323	$8,141,244

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $7.9 billion and $8.0 billion at December 31, 2014 and December 31, 2013, respectively. The multi-family CDOs had aggregate unpaid principal balances of approximately $7.9 billion and $8.0 billion at December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and 2013, respectively, the current weighted average interest rate on these Multi-Family CDOs was 4.15% and 4.16%.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than the security represented by our first loss piece).  We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 14).

The condensed consolidated statements of operations of the Consolidated K-Series for the years ended December 31, 2014, 2013, and 2012 respectively, are as follows (dollar amounts in thousands):

	Year Ended December 31,
Statements of Operations	2014	2013	2012
Interest income	$301,877	$228,631	$104,410
Interest expense	275,916	210,229	97,032
Net interest income	25,961	18,402	7,378
Unrealized gain on multi-family loans and debt held in securitization trusts	56,931	31,495	6,662
Net Income	$82,892	$49,897	$14,040

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of December 31, 2014 and December 31, 2013, respectively, are as follows:

	December 31,	December 31,
	2014	2013
California	13.5%	14.0%
Texas	12.5%	13.7%
New York	7.7%	7.2%
Maryland	5.2%	4.3%
Florida	4.8%	6.5%
Washington	4.8%	5.3%

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

The Company has evaluated its CMBS investments in Freddie Mac-sponsored K-Series securitizations to determine whether they are VIEs.  In addition, the Company also evaluated its financing transactions, such as its Residential CDOs completed in 2005, its multi-family CMBS re-securitization transaction completed in May 2012, its collateralized recourse financing transactions completed in November 2012 and November 2013 and its distressed residential mortgage loan securitization transactions completed in December 2012, July 2013 and September 2013 (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs.

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

Also, based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the Financing VIEs, except for the collateralized recourse financing transaction completed in November 2012, met the criteria for consolidation and, accordingly, consolidated the Financing VIEs created to facilitate these transactions as of December 31, 2014.

In September 2014, the Company, through a wholly-owned subsidiary, repurchased $52 million of outstanding notes issued in connection with the Company’s November 2012 collateralized recourse financing transaction.  The repurchase of the notes resulted in the simultaneous (i) termination of the CMBS master repurchase agreement entered into by affiliates of the Company in connection with the November 2012 collateralized recourse financing transaction (and the related repayment of outstanding borrowings thereunder) and (ii) transfer back to the Company of the multi-family CMBS serving as collateral for the $52 million of borrowings. The master repurchase agreement entered into in November 2012 was scheduled to mature in November 2015. In connection with the early termination of this master repurchase agreement, the Company recognized a loss on extinguishment of debt of $3.4 million, which included unamortized debt issue costs of $0.4 million from the transaction. The repayment of the notes and the termination of this master repurchase agreement deconsolidated the Financing VIE that facilitated the transaction as of December 31, 2014.

The following table presents a summary of the assets and liabilities of these consolidated Financing VIEs.  Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of consolidated Financing VIEs as of December 31, 2014 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi- family CMBS(3)	Total

Investment securities available for sale, at fair value held in securitization trusts	$38,594	$—	$—	$—	$—	$38,594
Residential mortgage loans held in securitization trusts (net)	—	—	—	149,614	—	149,614
Distressed residential mortgage loans held in securitization trust (net)	—	—	221,591	—	-—	221,591
Multi-family loans held in securitization trusts, at fair value	1,273,633	4,720,908	—	—	2,370,973	8,365,514
Receivables and other assets	5,097	15,631	39,084	1,545	10,408	71,765
Total assets	$1,317,324	$4,736,539	$260,675	$151,159	$2,381,381	$8,847,078

Residential collateralized debt obligations	$—	$—	$—	$145,542	$—	$145,542
Multi-family collateralized debt obligations, at fair value	1,221,555	4,558,065	—	—	2,268,433	8,048,053
Securitized debt	27,660	55,853	149,364	—	—	232,877
Accrued expenses and other liabilities	4,581	14,639	1,024	14	10,304	30,562
Total liabilities	$1,253,796	$4,628,557	$150,388	$145,556	$2,278,737	$8,457,034

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

(2)

The multi-family CMBS serving as collateral under the November 2013 collateralized recourse financing are comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations.  The Financing VIE consolidated these K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6). In September 2014, the Company repaid the Company’s outstanding notes from its collateralized recourse financing transaction completed in November 2012 with a principal amount of $52.0 million. With the repayment of the notes, the Company terminated and deconsolidated the Financing VIE that facilitated this financing transaction and the multi-family CMBS serving as collateral on the notes were transferred back to the Company.

(3)	Two of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not subject to any financing as of December 31, 2014.

Assets and Liabilities of Consolidated VIEs as of December 31, 2013 (dollar amounts in thousands):

	Financing VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitizations	Residential Mortgage Loan Securitizations	Total
Investment securities available for sale, at fair value held in securitization trusts	$29,289	$63,289	$—	$—	$92,578
Residential mortgage loans held in securitization trusts (net)	—	—	—	163,237	163,237
Distressed residential mortgage loans held in securitization trusts (net)	—	—	254,721	—	254,721
Multi-family loans held in securitization trusts, at fair value	1,234,084	6,876,938	—	—	8,111,022
Receivables and other assets	5,241	27,198	10,072	1,760	44,271
Total assets	$1,268,614	$6,967,425	$264,793	$164,997	$8,665,829

Residential collateralized debt obligations	$—	$—	$—	$158,410	$158,410
Multi-family collateralized debt obligations, at fair value	1,195,637	6,675,383	—	—	7,871,020
Securitized debt	27,240	107,853	169,871	—	304,964
Accrued expenses and other liabilities	4,640	25,315	981	15	30,951
Total liabilities	$1,227,517	$6,808,551	$170,852	$158,425	$8,365,345

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

(2)

The multi-family CMBS serving as collateral under the collateralized recourse financing are comprised of securities issued from seven separate Freddie Mac-sponsored multifamily K-Series securitizations.  The Financing VIE classified the multi-family CMBS issued by two K-Series securitizations and held by the Financing VIE as available for sale securities as the purpose is not to trade these securities.  The Financing VIE consolidated five of the K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6).

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financings (2)	Distressed Residential Mortgage Loan Securitizations (3)

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$107,853	$176,970
Principal Amount at December 31, 2014	$34,208	$55,853	$149,364
Principal Amount at December 31, 2013	$34,508	$107,853	$169,871
Carrying Value at December 31, 2014 (4)	$27,660	$55,853	$149,364
Carrying Value at December 31, 2013 (4)	$27,240	$107,853	$169,871
Pass-through rate of Notes issued at December 31, 2014	5.35%	One-month LIBOR plus 5.25%	4.25% - 4.85%

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	December 31, 2014	December 31, 2013

Within 24 months	$205,217	$90,700
Over 24 months to 36 months	—	187,024
Over 36 months	34,208	34,507
Total	239,425	312,231
Discount	(6,548)	(7,267)
Carrying value	$232,877	$304,964

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two and four Freddie Mac-sponsored K-Series securitizations as of December 31, 2014 and 2013, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of December 31, 2014 and 2013 (dollar amounts in thousands):

	December 31, 2014			December 31, 2013
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total
Multi-Family CMBS	$38,594	$80	$38,674	$92,578	$183	$92,761
Mezzanine loan and equity investments	—	72,799	72,799	—	28,058	28,058
Total assets	$38,594	$72,879	$111,473	$92,578	$28,241	$120,819

Our maximum loss exposure on the multi-family CMBS investments and mezzanine loan and equity investments is approximately $111.5 million and $120.8 million at December 31, 2014 and December 31, 2013, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our consolidated balance sheets at December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
TBA securities (1)	Derivative assets	$284,971	$190,742
U.S. Treasury futures	Derivative assets	379	3,257
Swaptions	Derivative assets	2,273	1,305
Options on U.S. Treasury futures	Derivative assets	92	7
Interest rate swap futures	Derivative assets	—	238
Eurodollar futures	Derivative liabilities	900	1,432
Interest rate swaps (2)	Derivative liabilities	232	—
Interest rate swap futures	Derivative liabilities	331	—

(1)

Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying consolidated financial statements on a net basis. There was no netting of TBA sales against TBA purchases as of December 31, 2014 and December 31, 2013.

(2)	Includes interest rate swaps in our Agency IO portfolio.

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2014 and 2013, respectively (dollar amounts in thousands).

	Notional Amount For the Year Ended December 31, 2014
Derivatives Not Designated as Hedging Instruments	December 31, 2013	Additions	Settlement, Expiration or Exercise	December 31, 2014
TBA securities	$188,000	$2,575,000	$(2,490,000)	$273,000
U.S. Treasury futures	(11,900)	130,500	(116,300)	2,300
Interest rate swap futures	(242,700)	996,500	(943,900)	(190,100)
Eurodollar futures	(3,360,000)	3,134,000	(2,735,000)	(2,961,000)
Options on U.S. Treasury futures	40,000	48,200	(67,200)	21,000
Swaptions	100,000	150,000	(70,000)	180,000
Interest rate swaps	—	10,000	—	10,000

	Notional Amount For the Year Ended December 31, 2013
Derivatives Not Designated as Hedging Instruments	December 31, 2012	Additions	Settlement, Expiration or Exercise	December 31, 2013
TBA securities	$234,000	$2,563,000	$(2,609,000)	$188,000
U.S. Treasury futures	(172,100)	875,600	(715,400)	(11,900)
Interest rate swap futures	(13,000)	542,700	(772,400)	(242,700)
Eurodollar futures	(2,852,000)	3,492,000	(4,000,000)	(3,360,000)
Options on U.S. Treasury futures	70,000	310,000	(340,000)	40,000
Swaptions	100,000	—	—	100,000

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014		2013		2012
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$13,708	$2,472	$(12,393)	$(629)	$16,397	$(1,347)
Eurodollar futures (1)	(2,146)	533	(3,591)	2,366	(1,042)	(2,049)
Interest rate swaps	259	(232)
Swaptions	—	(1,068)	—	1,153	—	(268)
U.S. Treasury and Interest rate swap futures and options	(8,831)	(3,332)	5,418	2,866	(9,548)	1,300
Total	$2,990	$(1,627)	$(10,566)	$5,756	$5,807	$(2,364)

(1)  At December 31, 2014, the Eurodollar futures consist of 2,961 contracts with expiration dates ranging between March 2015 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. At December 31, 2014 and 2013, our consolidated balance sheets include TBA-related liabilities of $283.5 million and $191.6 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate swaps	Derivative assets	$1,135	$2,041

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $0.2 million have been netted against the asset position of $1.3 million and contracts in a liability position of $0.3 million have been netted against the asset position of $2.3 million in the accompanying consolidated balance sheets at December 31, 2014 and December 31, 2013, respectively.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (dollar amounts in thousands):

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2014	2013	2012
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$2,041	$(1,744)	$(304)
Unrealized (loss) gain on interest rate swaps	(906)	3,785	(1,440)
Balance at end of the period	$1,135	$2,041	$(1,744)

The Company estimates that over the next 12 months, approximately $1.2 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the years ended December 31, 2014, 2013 and 2012, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest Rate Swaps:
Interest expense-investment securities	$1,848	$1,737	$810

The Company’s interest rate swaps, except interest swaps included in our Agency IO portfolio, are designated as cash flow hedges against the benchmark interest rate risk associated with its short term repurchase agreements. There were no costs incurred at the inception of our interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.

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

The following table presents information about the Company’s interest rate swaps as of December 31, 2014 and December 31, 2013, respectively (dollar amounts in thousands):

	December 31, 2014		December 31, 2013
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$—	—%	$—	—%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 6 months	—	—	—	—
Over 6 months to 12 months	135,000	0.45	—	—
Over 12 months to 24 months	—	—	135,000	0.45
Over 24 months to 36 months	215,000	0.83	—	—
Over 36 months to 48 months	—	—	215,000	0.83
Over 48 months to 60 months	10,000	2.25	—	—
Total	$360,000	0.73%	$350,000	0.69%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of December 31, 2014 and 2013. The Company had $11.4 million and $10.2 million of restricted cash related to margin posted for its agreements as of December 31, 2014 and 2013, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying consolidated balance sheets.

9.	Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At December 31, 2014, the Company had repurchase agreements with an outstanding balance of $652.0 million and a weighted average interest rate of 0.43%.  At December 31, 2013, the Company had repurchase agreements with an outstanding balance of $791.1 million and a weighted average interest rate of 0.49%.  As of December 31, 2014 and 2013, the average days to maturity for all repurchase agreements are 26 days and 31 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements at December 31, 2014 and 2013 amounts to $0.3 million and $0.6 million, respectively, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	2014			2013
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency RMBS
Agency ARMs	$171,852	$181,694	$183,342	$197,974	$208,703	$214,039
Agency Fixed Rate	413,199	437,002	446,851	489,953	516,010	541,580
Agency IOs	66,914	83,988	95,129	94,698	113,721	122,878
CLOs	—	—	—	8,500	14,789	8,947
Balance at end of the period	$651,965	$702,684	$725,322	$791,125	$853,223	$887,444

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements at December 31, 2014 and 2013 (dollar amounts in thousands):

Contractual Maturity	December 31, 2014	December 31, 2013
Within 30 days	$157,008	$509,564
Over 30 days to 90 days	494,957	281,561
Total	$651,965	$791,125

As of December 31, 2014, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.8% that implies an average haircut of 7.2%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Agency IOs and CLOs was approximately 5%, 25% and 35%.

In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At December 31, 2014 and December 31, 2013, the Company had repurchase agreements with 10 counterparties. As of December 31, 2014 and December 31, 2013, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of December 31, 2014, the Company had $75.6 million in cash and $234.8 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $78.8 million of RMBS, of which $76.8 million are Agency RMBS, $120.8 million of multi-family CMBS (which represents the net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series) and $35.2 million of CLOs. The $75.6 million of cash, $78.8 million in RMBS, $120.8 million of CMBS and $40.6 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 53.8% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.	Financing Arrangements, Distressed Residential Mortgage Loans

On December 16, 2014, the Company entered into a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $260.0 million, to fund a portion of the purchase price of a pool of distressed residential mortgage loans. The outstanding balance on this master repurchase agreement as of December 31, 2014 amounts to approximately $238.9 million, bears interest at one-month LIBOR plus 2.50% (2.66% at December 31, 2014) and expires on December 17, 2015.

During the term of this master repurchase agreement, proceeds from the pool of distressed residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financing under the master repurchase agreement is subject to margin calls to the extent the market value of the pool of distressed residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreement. The master repurchase agreement contains contain various covenants, among other things, to maintenance of certain amounts of net worth, liquidity and leverage ratio. The Company is in compliance with such covenants as of February 27, 2015.

11.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2014 and 2013, the Company had Residential CDOs outstanding of $145.5 million and $158.4 million, respectively. As of December 31, 2014 and 2013, the current weighted average interest rate on these CDOs was 0.55% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $152.3 million and $165.2 million at December 31, 2014 and 2013, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2014 and 2013, had a net investment in the residential securitization trusts of $5.6 million and $6.6 million, respectively.

12.	Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II

Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 27, 2015 the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

13.	Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in its loan sale agreements. The Company did not repurchase any loans during the three years ended December 31, 2014.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2014, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases – In December 2012, the Company entered into a ten year lease agreement with GP 275 Owner, L.L.C., pursuant to which, the Company relocated its corporate office in March 2013. The lease is accounted for as a non-cancelable operating lease. Total property lease expense on this lease amounted to $0.2 million for the years ended December 31, 2014 and 2013, respectively. The lease is secured by a $0.2 million cash deposit.

The prior corporate office lease with Vanderbilt Associates I, L.L.C. expired in March 2013. Total property lease expense on this lease amounted to $0.1 million and $0.2 million the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2014, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2015	$207
2016	207
2017	207
2018	215
2019	217
Thereafter	870
$1,923

14.	Fair Value of Financial Instruments

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

b.

Investment Securities Available for Sale Held in Securitization Trusts (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.7% to 10.3%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

c.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 2.9% to 5.6%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

d.

Derivative Instruments – The fair value of interest rate swaps, swaptions, options and TBAs are based on dealer quotes. The fair value of futures are based on exchange-traded prices. The Company’s derivatives are classified as Level 1 or Level 2 fair values.

e.

Multi-Family CDOs – Multi-Family collateralized debt obligations are recorded at fair value and classified as Level 3 fair values. The fair value of Multi-family CDOs is determined using a third party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s Multi-family CDOs are classified as Level 3 fair values.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$779,505	$—	$779,505	$—	$876,874	$—	$876,874
Non-Agency RMBS	—	1,939	—	1,939	—	2,361	—	2,361
CLOs	—	35,203	—	35,203	—	33,208	—	33,208
Investment securities available for sale held in securitization trusts:
CMBS	—	—	38,594	38,594	—	—	92,578	92,578
Multi-family loans held in securitization trusts	—	—	8,365,514	8,365,514	—	—	8,111,022	8,111,022
Derivative Assets:
TBA Securities	—	284,971	—	284,971	—	190,742	—	190,742
Options on U.S. Treasury futures	92	—	—	92	7	—	—	7
U.S. Treasury futures	379	—	—	379	3,257	—	—	3,257
Interest rate swap futures	—	—	—	—	238	—	—	238
Interest rate swaps	—	1,135	—	1,135	—	2,041	—	2,041
Swaptions	—	2,273	—	2,273	—	1,305	—	1,305
Total	$471	$1,105,026	$8,404,108	$9,509,605	$3,502	$1,106,531	$8,203,600	$9,313,633
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$8,048,053	$8,048,053	$—	$—	$7,871,020	$7,871,020
Derivative liabilities:
Interest rate swaps	—	232	—	232	—	—	—	—
Interest rate swap futures	331	—	—	331	—	—	—	—
Eurodollar futures	900	—	—	900	1,432	—	—	1,432
Total	$1,231	$232	$8,048,053	$8,049,516	$1,432	$—	$7,871,020	$7,872,452

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands):

Level 3 Assets:

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$8,203,600	$5,514,065	$41,185
Total gains (realized/unrealized)
Included in earnings (1)	383,795	(470,467)	167,094
Included in other comprehensive income	(5,863)	15,532	3,768
Purchases/(Sales)	(93,578)	3,218,301	4,212,009
Paydowns	(80,451)	(73,831)	(28,034)
Sale of real estate owned	(3,395)	—	—
Transfers	—	—	1,118,043	(2)
Balance at the end of period	$8,404,108	$8,203,600	$5,514,065

(1)

Amounts included in interest income from multi-family loans held in securitization trusts and unrealized gain on multi-family loans and debt held in securitization trusts, net and realized gain (loss) on investment securities and related hedges, net.

(2)

Based on a number of factors, we determined that we were the primary beneficiary of one K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, income and expenses in our consolidated financial statements.

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands):

Level 3 Liabilities:

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$7,871,020	$5,319,573	$—
Total gains (realized/unrealized)
Included in earnings (1)	260,872	(521,416)	152,440
Included in other comprehensive income	—	—	—
Purchases	—	3,146,676	4,077,276
Paydowns	(83,839)	(73,813)	(28,034)
Transfers	—	—	1,117,891	(2)
Balance at the end of period	$8,048,053	$7,871,020	$5,319,573

(1)	Amounts included in interest expense on multi-family collateralized debt obligations and unrealized gain on multi-family loans and debt held in securitization trusts, net.
(2)

Based on a number of factors, we determined that we were the primary beneficiary of one K-Series securitization as of January 4, 2012 and have consolidated its assets, liabilities, income and expenses in our consolidated financial statements.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the years ended December 31, 2014, 2013 and 2012, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Change in unrealized gains (losses) – assets	$390,371	$(423,949)	$194,363
Change in unrealized (losses) gains – liabilities	(333,440)	455,444	(187,701)
Net change in unrealized gains included in earnings for assets and liabilities	$56,931	$31,495	$6,662

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

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2014 and 2013, respectively, on the consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential Mortgage loans held in securitization trusts – impaired loans (net)	$	$	$9,323	$9,323	$—	$—	$6,591	$6,591
Real estate owned held in residential securitization trusts			965	965	—	—	1,108	1,108

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2014, 2013 and 2012, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2014	2013	2012

Residential mortgage loans held in securitization trusts – impaired loans (net)	$998	$701	$707
Real estate owned held in residential securitization trusts	103	433	45

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2014 and 2013, respectively (dollar amounts in thousands):

		December 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$75,598	$75,598	$31,798	$31,798
Investment securities available for sale	Level 2	816,647	816,647	912,443	912,443
Investment securities available for sale, at fair value held in securitization trusts	Level 3	38,594	38,594	92,578	92,578
Residential mortgage loans held in securitization trusts (net)	Level 3	149,614	135,241	163,237	152,104
Distressed residential mortgage loans (net) (1)	Level 3	582,697	599,182	264,434	254,543
Multi-family loans held in securitization trusts	Level 3	8,365,514	8,365,514	8,111,022	8,111,022
Derivative assets	Level 1 or 2	288,850	288,850	197,590	197,590
Mortgage loans held for sale (net) (2)	Level 3	7,712	7,713	2,496	2,595
First mortgage loans (2)	Level 3	9,544	9,832	8,249	8,318
Mezzanine loan and equity investments (2)	Level 3	66,951	67,233	21,568	21,812

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$651,965	$651,965	$791,125	$791,125
Financing arrangements, distressed residential mortgage loans	Level 2	238,949	238,949
Residential collateralized debt obligations	Level 3	145,542	130,919	158,410	151,910
Multi-family collateralized debt obligations	Level 3	8,048,053	8,048,053	7,871,020	7,871,020
Securitized debt	Level 3	232,877	240,341	304,964	311,535
Derivative liabilities	Level 1 or 2	1,463	1,463	1,432	1,432
Payable for securities purchased	Level 1	283,537	283,537	191,592	191,592
Subordinated debentures	Level 3	45,000	36,531	45,000	39,310

(1)

Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $221.6 million and $254.7 million at December 31, 2014 and December 31, 2013, respectively and distressed residential mortgage loans with a carrying value amounting to approximately $361.1 million and $9.7 million at December 31, 2014 and December 31, 2013, respectively.

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

b.

Residential mortgage loans held in securitization trusts (net) – Residential mortgage loans held in securitization trusts are recorded at amortized cost. Fair value is based on an internal valuation model that considers the aggregated characteristics of groups of loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed-rate period, life cap, periodic cap, underwriting standards, age and credit estimated using the estimated market prices for similar types of loans.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 3,000,000 shares issued and outstanding as of December 31, 2014 and 2013. During the year ended December 31, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, 3,450,000 shares authorized, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses.   The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.  The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series B Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) designating the Series B Preferred Stock until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock.

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

From the time of original issuance of the Series B Preferred Stock through December 31, 2014, the Company has declared and paid all required quarterly dividends on such stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock from issuance through December 31, 2014:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 12, 2014	January 1, 2015	January 15, 2015	$0.484375
September 18, 2014	October 1, 2014	October 15, 2014	$0.484375
June 18, 2014	July 1, 2014	July 15, 2014	$0.484375
March 13, 2014	April 1, 2014	April 15, 2014	$0.484375
December 10, 2013	January 1, 2014	January 15, 2014	$0.484375
September 12, 2013	October 1, 2013	October 15, 2013	$0.484375
June 18, 2013	July 1, 2013	July 15, 2013	$0.220660

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2012 and ended December 31, 2014:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2014	December 12, 2014	December 22, 2014	January 26, 2015	$0.27
Third Quarter 2014	September 18, 2014	September 29, 2014	October 27, 2014	$0.27
Second Quarter 2014	June 18, 2014	June 30, 2014	July 25, 2014	$0.27
First Quarter 2014	March 13, 2014	March 24, 2014	April 25, 2014	$0.27
Fourth Quarter 2013	December 10, 2013	December 20, 2013	January 27, 2014	$0.27
Third Quarter 2013	September 12, 2013	September 23, 2013	October 25, 2013	$0.27
Second Quarter 2013	June 18, 2013	June 28, 2013	July 25, 2013	$0.27
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	$0.27
Fourth Quarter 2012	December 14, 2012	December 24, 2012	January 25, 2013	$0.27
Third Quarter 2012	September 18, 2012	September 28, 2012	October 25, 2012	$0.27
Second Quarter 2012	June 15, 2012	June 25, 2012	July 25, 2012	$0.27
First Quarter 2012	March 19, 2012	March 29, 2012	April 25, 2012	$0.25

 During 2014, dividends for our common stock were $1.08 per share. For tax reporting purposes, the 2014 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.61, $0.35 and $0.12, respectively, per share. During 2013, dividends for our common stock were $1.08 per share. For tax reporting purposes, the 2013 dividends were classified as ordinary income and return of capital in the amounts of $0.81 and $0.27, respectively, per share. During 2012, dividends for our common stock were $1.06 per share. For tax reporting purposes, the dividends were classified as ordinary income, the 2012 dividends were classified as ordinary income and return of capital in the amounts of $0.92 and $0.14, respectively, per share.

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the three years ended December 31, 2014 (amounts in thousands):

Share Issue Date	Shares Issued	Net Proceeds (1)
November 26, 2014	14,410	$110,784
April 7, 2014	14,950	$109,916
January 10, 2014	11,500	$75,846
May 3, 2013	13,600	$94,434
October 9, 2012	15,525	$104,144
September 4, 2012	1,500	$9,765
August 21, 2012	10,000	$64,892
July 17, 2012	5,175	$33,150
May 31, 2012	3,163	$20,031

(1)	Proceeds are net of underwriting costs and offering expenses paid by the Company.

(d)	Equity Distribution Agreement

On June 11, 2012, we entered into an equity distribution agreement with JMP Securities LLC (“JMP”) as the placement agent, pursuant to which we may sell up to $25,000,000 worth of shares of our common stock from time to time through JMP. We have no obligation to sell any of the shares under the equity distribution agreement and may at any time suspend solicitations and offers under the equity distribution agreement. During the year ended December 31, 2013, we issued 827,313 shares under the equity distribution agreement, at an average sales price of $7.21, resulting in total net proceeds to the Company of $5.8 million, after deducting the placement fees. During the year ended December 31, 2014, there were no shares issued under the equity distribution agreement. As a result, approximately $19.2 million remains available for issuance under the equity distribution agreement as of December 31, 2014.

16.	Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the years ended December 31, 2014, 2013 and 2012.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to common stockholders – Basic	$130,379	$65,387	$28,279
Net income from continuing operations	130,379	65,387	28,265
Net income from discontinued operations (net of tax)	—	—	14
Net income attributable to common stockholders– Dilutive	$130,379	$65,387	$28,279
Net income from continuing operations	130,379	65,387	27,265
Net income from discontinued operations (net of tax)	—	—	14
Denominator:
Weighted average basic and dilutive shares outstanding	87,867	59,102	26,067
EPS:
Basic EPS	$1.48	$1.11	$1.08
Basic EPS from continuing operations	1.48	1.11	1.08
Basic EPS from discontinued operations (net of tax)	—	—	—
Dilutive EPS	$1.48	$1.11	$1.08
Dilutive EPS from continuing operations	1.48	1.11	1.08
Dilutive EPS from discontinued operations (net of tax)	—	—	—

17.	Stock Incentive Plan

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

Of the common stock authorized at December 31, 2014 and 2013, 862,512 shares and 995,029 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. At December 31, 2014 and 2013, there were 162,171 and 94,873 shares of unvested restricted stock outstanding under the 2010 Plan. The Company’s directors have been issued 111,311 and 83,311 shares under the 2010 Plan as of December 31, 2014 and 2013, respectively. The Company’s officers have been issued 216,177 and 111,660 shares under the 2010 Plan as of December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized non-cash compensation expense of $0.4 million, $0.2 million and $0.1 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the years ended December 31, 2014, 2013 and 2012.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the years ended December 31, 2014, 2013 and 2012, respectively, is presented below:

	2014		2013		2012
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	94,873	$7.01	31,580	$6.58	14,084	$7.10
Granted	104,517	7.39	75,385	7.13	22,191	6.36
Vested	(37,219)	6.97	(12,092)	6.65	(4,695)	7.10
Non-vested shares as of December 31	162,171	$7.26	94,873	$7.01	31,580	$6.58
Weighted-average restricted stock granted during the period	104,517	$7.39	75,385	$7.13	22,191	$6.36

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At each of December 31, 2014 and 2013, the Company had unrecognized compensation expense of $0.8 million and $0.4 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at December 31, 2014 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.1 million and $0.03 million, respectively. The requisite service period for restricted shares at issuance is three years.

18.	Income Taxes

At December 31, 2014, one of the Company’s wholly owned TRSs had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain “built in gains” on its CLOs. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a NOL carryforward to offset its taxable income becomes limited to a certain amount per year.

As of December 31, 2014, the Company through a wholly owned TRS, had incurred net operating losses in the aggregate amount of approximately $3.6 million.  The Company’s carryforward net operating losses, which are not subject to a Section 382 limitation, will expire between 2033 and 2034 if they are not offset by future taxable income.  Additionally, as of December 31, 2014, the Company, through one of its wholly owned TRSs, had also incurred approximately $3.5 million in capital losses.  The Company’s carryforward capital losses will expire by 2018 if they are not offset by future capital gains.  At December 31, 2014, the Company has recorded a valuation allowance against the deferred tax assets management does not believe it is more likely than not to be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2011. The Company has assessed its tax positions for all open years, which includes 2011 to 2014 and concluded that there are no material uncertainties to be recognized.

During the years ended December 31, 2014, 2013 and 2012, the Company’s TRSs recorded approximately $6.4 million, $0.7 million, and $0.9 million, respectively of income tax expense. The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences.

A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2014, 2013 and 2012, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2014		2013		2012
Provision at statutory rate	$49,316	35.0%	$24,393	35.0%	$10,190	35.0%
Non-taxable REIT income	(44,247)	(31.4)	(26,215)	(37.6)	(9,774)	(33.6)
State and local tax provision	2,420	1.7	348	0.5	129	0.4
Other	(628)	(0.4)	(853)	(1.2)	331	1.1
Valuation allowance	133	0.1	3,066	4.4	56	0.2
Total provision	$6,994	5.0%	$739	1.1%	$932	3.1%

The income tax provision for the years ended December 31, 2014, 2013 and 2012 is comprised of the following components (dollar amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Current income tax expense	$6,994	$739	$932
Deferred income tax expense	(599)	—	—
Total provision	$6,395	$739	$932

The gross deferred tax asset at December 31, 2014 and 2013 is $32.1 million and $30.3 million, respectively. The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2014 and 2013 are as follows (dollar amounts in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryforward	$28,704	$28,250
Net capital loss carryforward	1,592	1,594
GAAP/Tax basis differences	1,755	489
Total deferred tax assets (1)	$32,051	30,333

Deferred tax liabilities
Deferred tax liabilities	$1,040	55
Total deferred tax liabilities (2)	1,040	55

Valuation allowance	(30,412)	(30,278)
Total net deferred tax asset	$599	$—

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.
(2)	Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

19.	Related Party Transactions

On April 5, 2011, the Company entered into a management agreement with RiverBanc LLC (“RiverBanc”), pursuant to which RiverBanc provides investment management services to the Company. On March 13, 2013, the Company entered into an amended and restated management agreement with RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaces the prior management agreement between RiverBanc and the Company, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and had an initial term that expired on December 31, 2014 and is now subject to automatic annual one-year renewals in 2015 and thereafter (subject to any notice of termination).

As of December 31, 2014 and December 31, 2013, the Company owned a 20% membership interest in RiverBanc. For the year ended December 31, 2014, the Company recognized $2.6 million in income related to its investment in RiverBanc.

For the years ended December 31, 2014, 2013 and 2012, the Company expensed $14.8 million, $3.4 million and $0.9 million in fees to RiverBanc, respectively. As of December 31, 2014 and December 31, 2013, the Company had management fees payable to RiverBanc of $6.3 million and $1.0 million, respectively, included in accrued expenses and other liabilities.

20.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Three Months Ended

	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Dec. 31, 2014
Interest income	$95,238	$95,548	$94,937	$93,124
Interest expense	75,413	75,665	75,617	74,315
Net interest income	19,825	19,883	19,320	18,809
Other Income:
Provision for loan losses	(489)	(663)	(82)	(705)
Realized gain on investment securities and related hedges, net	2,039	1,325	17,055	21,672
Realized gain on distressed residential mortgage loans	8,225	418	834	4,903
Unrealized loss on investment securities and related hedges, net	(1,736)	(1,291)	(1,020)	(3,620)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	4,926	20,019	18,115	13,871
Loss on extinguishment of debt	—	—	(3,397)	—
Other income	510	203	1,613	2,483
Total other income	13,475	20,011	33,118	38,604
General, administrative and other expenses	7,559	7,577	11,613	13,710
Income from operations before income taxes	25,741	32,317	40,825	43,703
Income tax expense	3,030	538	1,100	1,727
Net income	22,711	31,779	39,725	41,976
Preferred Stock Dividends	(1,453)	(1,453)	(1,453)	(1,453)
Net income attributable to common stockholders	$21,258	$30,326	$38,272	$40,523
Per share basic income	$0.29	$0.34	$0.42	$0.42
Per share diluted income	$0.29	$0.34	$0.42	$0.42
Dividends declared per common share	$0.27	$0.27	$0.27	$0.27
Weighted average shares outstanding-basic	74,505	89,686	90,685	96,323
Weighted average shares outstanding-diluted	74,505	89,686	90,685	96,323

	Three Months Ended

	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013
Interest income	$59,129	$68,816	$76,739	$87,043
Interest expense	46,145	54,917	61,532	68,584
Net interest income	12,984	13,899	15,207	18,459
Other Income:
Provision for loan losses	(283)	(384)	(238)	(357)
Impairment loss on investment securities	—	—	(225)	—
Realized gain (loss) on investment securities and related hedges, net	(3,162)	(8,490)	3,319	(2,386)
Realized gain on distressed residential mortgage loans	136	435	486	543
Unrealized gain (loss) on investment securities and related hedges, net	2,456	2,057	(1,498)	2,449
Unrealized gain on multi-family loans and debt held in securitization trusts, net	7,051	8,981	6,338	9,125
Other income	268	235	290	1,916
Total other income	6,466	2,834	8,472	11,290
General, administrative and other expenses	3,936	4,644	5,082	6,255
Income from operations before income taxes	15,514	12,089	18,597	23,494
Income tax expense	131	189	211	208
Net income	15,383	11,900	18,386	23,286
Preferred Stock Dividends	—	(662)	(1,453)	(1,453)
Net income attributable to common stockholders	$15,383	$11,238	$16,933	$21,833
Per share basic income	$0.31	$0.19	$0.27	$0.34
Per share diluted income	$0.31	$0.19	$0.27	$0.34
Dividends declared per common share	$0.27	$0.27	$0.27	$0.27
Weighted average shares outstanding-basic	49,611	58,959	63,755	63,875
Weighted average shares outstanding-diluted	49,611	58,959	63,755	63,875

21.	Subsequent Events

In January 2015, we issued 27,333 shares under the equity distribution agreement with JMP, at an average sales price of $7.90, resulting in total net proceeds to the Company of $0.2 million, after deducting the placement fees.

In February 2015, the Company sold a first loss PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.9 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-family collateralized debt obligation.

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.7 through 10.11.

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

4.3(c)

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

10.2

First Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated March 9, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 12, 2012 (File No. 001-32216)).

10.3

Second Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated April 1, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014 (File No. 001-32216)).

10.4

Amended and Restated Management Agreement, by and between RB Commercial Mortgage LLC, New York Mortgage Trust, Inc. and RiverBanc, LLC, dated as of March 13, 2013. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-32216)).

10.5

Equity Distribution Agreement, dated June 11, 2012, by and between New York Mortgage Trust, Inc. and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2012 (File No. 001-32216)).

10.6

New York Mortgage Trust, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 17, 2010 (File No. 001-32216)).

10.7

NYMT, Inc. 2013 Incentive Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2013 (File No. 001-32216)).

10.8

Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009 (File No. 001-32216)).

10.9

Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2009 (File No. 001-32216)).

10.10

Amended and Restated Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma dated as of November 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form B-K filed on November 23, 2011 (File No. 001-32216)).

10.11

Second Amended and Restated Employment Agreement, by and between the Company and Steven R. Mumma, dated as of November 3, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 001-32216)).

10.12

Underwriting Agreement, by and among New York Mortgage Trust, Inc., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, dated as of April 29, 2013. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 2, 2013 (File No. 001-32216)).

10.13

Underwriting Agreement, dated May 28, 2013, by and among New York Mortgage Trust, Inc., Citigroup Global Markets Inc. and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May, 31, 2013 (File No. 001-32216)).

10.14

Underwriting Agreement, dated as of January 7, 2014, by and among the Company, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 10, 2014 (File No. 001-32216)).

10.15

Underwriting Agreement, dated as of April 2, 2014, by and among the Company, UBS Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital Inc. and RBC Capital Markets LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2014 (File No. 001-32216)).

10.16

Underwriting Agreement, dated as of November 21, 2014, by and among the Company, UBS Securities LLC, Deutsche Bank Securities Inc., Barclays Capital Inc., RBC Capital Markets LLC, Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2014 (File No. 001-32216)).

12.1	Statement re: Computation of Ratios.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

***

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.