Form 10-Q
period 2015-03-31
NEW YORK MORTGAGE TRUST INC
filed 2015-05-07
CIK 1273685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 01, 2015 was 109,366,097.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2015	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6
Unaudited Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3. Quantitative and Qualitative Disclosures about Market Risk	69
Item 4. Controls and Procedures	74
PART II. OTHER INFORMATION
Item 1A. Risk Factors	74
Item 6. Exhibits	74

SIGNATURES	75

 PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)

Investment securities, available for sale, at fair value (including pledged securities of $686,317 and $702,684, respectively)	$801,544	$816,647
Investment securities, available for sale, at fair value held in securitization trusts	39,251	38,594
Residential mortgage loans held in securitization trusts (net)	142,677	149,614
Distressed residential mortgage loans held in securitization trusts (net)	213,296	221,591
Distressed residential mortgage loans	355,683	361,106
Multi-family loans held in securitization trusts, at fair value	7,399,851	8,365,514
Derivative assets	335,341	288,850
Cash and cash equivalents	88,990	75,598
Receivables and other assets	208,160	222,491
Total Assets (1)	$9,584,793	$10,540,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$619,741	$651,965
Financing arrangements, distressed residential mortgage loans	238,228	238,949
Residential collateralized debt obligations	138,367	145,542
Multi-family collateralized debt obligations, at fair value	7,106,681	8,048,053
Securitized debt	200,312	232,877
Derivative liabilities	6,675	1,463
Payable for securities purchased	330,772	283,537
Accrued expenses and other liabilities (including $3,450 and $6,317 to related parties, respectively)	65,258	74,692
Subordinated debentures	45,000	45,000
Total liabilities (1)	8,751,034	9,722,078

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 and 3,450,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively, 3,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	72,397	72,397
Common stock, $0.01 par value, 400,000,000 shares authorized, 107,952,340 and 105,094,565 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,080	1,051
Additional paid-in capital	722,855	701,871
Accumulated other comprehensive income	11,891	10,015
Retained earnings	25,536	32,593
Total stockholders' equity	833,759	817,927
Total Liabilities and Stockholders' Equity	$9,584,793	$10,540,005

(1) Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2015 and December 31, 2014, assets of consolidated VIEs totaled $7,837,741 and $8,847,078, respectively, and the liabilities of consolidated VIEs totaled $7,470,411 and $8,457,034, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

INTEREST INCOME:
Investment securities and other	$11,344	$14,964
Multi-family loans held in securitization trusts	66,300	74,944
Residential mortgage loans held in securitization trusts	1,123	987
Distressed residential mortgage loans	10,218	4,343
Total interest income	88,985	95,238

INTEREST EXPENSE:
Investment securities and other	3,036	1,470
Multi-family collateralized debt obligations	60,095	68,747
Residential collateralized debt obligations	239	235
Securitized debt	3,554	4,502
Subordinated debentures	460	459
Total interest expense	67,384	75,413

NET INTEREST INCOME	21,601	19,825

OTHER INCOME:
Provision for loan losses	(436)	(489)
Realized gain on investment securities and related hedges, net	1,124	2,039
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	1,483	—
Realized gain on distressed residential mortgage loans	676	8,225
Unrealized loss on investment securities and related hedges, net	(5,728)	(1,736)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	13,628	4,926
Other income (including $1,876 and $318 from related parties, respectively)	2,286	510
Total other income	13,033	13,475

EXPENSES:
Base management and incentive fees (including $3,917 and $1,090 to related parties, respectively)	6,870	3,778
Expenses related to distressed residential mortgage loans	1,884	1,212
Other general and administrative expenses (including $0 and $80 to related parties, respectively)	2,092	2,569
Total expenses	10,846	7,559

INCOME FROM OPERATIONS BEFORE INCOME TAXES	23,788	25,741
Income tax expense	245	3,030
NET INCOME	23,543	22,711
Preferred stock dividends	(1,453)	(1,453)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,090	$21,258

Basic income per common share	$0.21	$0.29
Diluted income per common share	$0.21	$0.29
Weighted average shares outstanding-basic	105,488	74,505
Weighted average shares outstanding-diluted	105,488	74,505

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(unaudited)

	For the Three Months
	Ended March 31,
	2015	2014

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,090	$21,258

OTHER COMPREHENSIVE INCOME

Increase in net unrealized gain on available for sale securities	3,137	8,450
Decrease in fair value of derivative instruments utilized for cash flow hedges	(1,261)	(129)

OTHER COMPREHENSIVE INCOME	1,876	8,321

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,966	$29,579

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Dollar amounts in thousands)

 (unaudited)

					Accumulated
			Additional		Other
	Common	Preferred	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2014	$1,051	$72,397	$701,871	$32,593	$10,015	$817,927
Net income	—	—	—	23,543	—	23,543
Stock issuance, net	29	—	20,984	—	—	21,013
Dividends declared	—	—	—	(30,600)	—	(30,600)
Increase in net unrealized gain on available for sale securities	—	—	—	—	3,137	3,137
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(1,261)	(1,261)
Balance, March 31, 2015	$1,080	$72,397	$722,855	$25,536	$11,891	$833,759

 The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$23,543	$22,711
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	(1,226)	(1,316)
Realized gain on investment securities and related hedges, net	(1,124)	(2,039)
Realized gain on distressed residential mortgage loans	(676)	(8,225)
Unrealized loss on investment securities and related hedges, net	5,728	1,736
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	(1,483)	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(13,628)	(4,926)
Net decrease in loans held for sale	4	14
Provision for loan losses	436	489
Income from investments in limited partnerships and limited liability companies	(2,920)	(528)
Distributions of income from investments in limited partnership and limited liability companies	2,302	289
Sale of real estate owned	344	—
Amortization of stock based compensation, net	174	208
Changes in operating assets and liabilities:
Receivables and other assets	(136)	188
Accrued expenses and other liabilities and accrued expenses, related parties	(5,346)	1,981
Net cash provided by operating activities	5,992	10,582

Cash Flows from Investing Activities:
Restricted cash	1,534	(34,734)
Purchases of investment securities	—	(12,486)
Purchases of other assets	(4)	(77)
Funding of mezzanine loans and preferred equity investments	(12,701)	(6,930)
Net proceeds on other derivative instruments settled during the period	1,165	2,171
Principal repayments received on residential mortgage loans held in securitization trusts	6,776	3,985
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	36,643	42,766
Principal repayments received on multi-family loans held in securitization trusts	19,793	16,592
Principal paydowns on investment securities - available for sale	11,618	21,335
Purchases of residential mortgage loans and distressed residential mortgage loans	—	(4,780)
Sales of loans held in multi-family securitization trusts	44,261	—
Net cash provided by investing activities	109,085	27,842

Cash Flows from Financing Activities:
Payments made on financing arrangements	(32,945)	(23,298)
Common stock issuance, net	20,839	75,830
Dividends paid on common stock	(28,376)	(17,295)
Dividends paid on preferred stock	(1,453)	(1,453)
Payments made on residential collateralized debt obligations	(7,205)	(3,968)
Payments made on multi-family collateralized debt obligations	(19,790)	(16,592)
Payments made on securitized debt	(32,755)	(6,938)
Net cash (used in) provided by financing activities	(101,685)	6,286
Net Increase in Cash and Cash Equivalents	13,392	44,710
Cash and Cash Equivalents - Beginning of Period	75,598	31,798
Cash and Cash Equivalents - End of Period	$88,990	$76,508

Supplemental Disclosure:
Cash paid for interest	$82,606	$87,692
Cash paid for income taxes	$1,180	$1,026

Non-Cash Investment Activities:
Sales of investment securities not yet settled	$19,373	$—
Purchase of investment securities not yet settled	$350,145	$204,840
Deconsolidation of multi-family loans held in securitization trusts	$1,075,529	$—
Deconsolidation of multi-family collateralized debt obligations	$1,031,268	$—

Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$29,147	$20,441
Dividends declared on preferred stock to be paid in subsequent period	$1,453	$1,453

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

 (unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” and the “Company), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments in mortgage-related and financial assets, residential mortgage loans, including loans sourced from distressed markets, multi-family CMBS, direct financing to owners of multi-family properties through mezzanine loans and preferred equity investments, equity and debt securities issued by entities that invest in commercial real estate-related debt investments, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans.

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

2.	Summary of Significant Accounting Policies

Definitions – The following defines certain of the commonly used terms in these financial statements: “RMBS” refers to residential adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only and principal only mortgage-backed securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “non-Agency RMBS” refers to RMBS backed by prime jumbo mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans;“POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to an IO that represents the right to the interest component of the cash flows from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “ARMs” refers to adjustable-rate residential mortgage loans; “Prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; and “CLO” refers to collateralized loan obligations.

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements.  The accompanying condensed consolidated balance sheet as of March 31, 2015, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, the accompanying condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2015 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited.  In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CLOs.  The Company has elected the fair value option for its Agency IOs and U.S. Treasury securities, which measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations. The fair value option was elected for Agency IOs and U.S. Treasury securities to mitigate earnings volatility by better matching the accounting for these investment securities with the related derivative instruments which are not designated as hedging instruments for accounting purposes, with unrealized gains and losses recognized through earnings in the accompanying condensed consolidated statements of operations within the Agency IO portfolio.

The Company generally intends to hold its investment securities until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business. As a result, our investment securities are classified as available for sale securities.

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

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts as of March 31, 2015 and December 31, 2014 are comprised of multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, or “first loss tranche”, and certain IOs issued from two Freddie Mac-sponsored multi-family K-Series securitizations. These securities are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying condensed consolidated statements of operations. Purchase premiums or discounts are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method.

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

We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts. Estimation involves the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's current economic condition and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the current value of the collateralizing property. We utilize various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consult with a real estate agent in the property's area.

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

Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the acquired loans may be accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance

Under ASC 310-30, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans in each pool or individually using a level yield methodology. Accordingly, our acquired distressed residential mortgage loans accounted for under ASC 310-30 are not subject to classification as nonaccrual classification in the same manner as our residential mortgage loans that were not distressed when acquired by us. Rather, interest income on acquired distressed residential mortgage loans relates to the accretable yield recognized at the pool level or on an individual loan basis, and not to contractual interest payments received at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the individual loan, or the pool (for loans grouped into a pool).

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in five and six Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of March 31, 2015 and December 31, 2014, respectively. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying condensed consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

Federal Home Loan Bank Advances - On February 20, 2015, our wholly-owned subsidiary, Great Lakes Insurance Holdings LLC (“GLIH”), became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, GLIH will have access to a variety of products and services offered by the FHLBI, including secured advances. As of March 31, 2015, GLIH had no outstanding secured advances from FHLBI and had $200 million of available uncommitted credit for borrowings, which amount may be adjusted at the sole discretion of the FHLBI.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Receivables and Other Assets – Receivables and other assets as of March 31, 2015 and December 31, 2014 include restricted cash held by third parties of $52.7 million and $54.2 million, respectively. Included in restricted cash is $39.6 million and $40.6 million held in our Agency IO portfolio to be used for trading purposes and $11.1 million and $11.4 million held by counterparties as collateral for hedging instruments as of March 31, 2015 and December 31, 2014, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $24.9 million and $29.8 million as of March 31, 2015 and December 31, 2014, respectively.

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

Financing Arrangements, Distressed Residential Mortgage Loans – The Company finances a portion of its distressed residential mortgage loans through a repurchase agreement, expiring within one year. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $1.3 million and $1.7 million as of March 31, 2015 and December 31, 2014, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges.  Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $1.9 million and $2.2 million as of March 31, 2015 and December 31, 2014, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

The Company invests in To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.”  Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with these TBAs are recognized through earnings as other income (expense) in the condensed consolidated statements of operations.

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

For instruments that are not designated or qualify as a cash flow hedge, such as our use of U.S. Treasury securities or financial futures and options on financial futures contracts, any realized and unrealized gains and losses associated with these instruments are recognized through earnings as other income (expense) in the condensed consolidated statements of operations.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the three months ended March 31, 2015 and 2014.

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

Segment Reporting – ASC 280, Segment Reporting, is the authoritative guidance for the way public entities report information about operating segments in their annual financial statements. We are a REIT focused on the business of acquiring, investing in, financing and managing primarily mortgage-related and financial assets, and currently operate in only one reportable segment.

Summary of Recent Accounting Pronouncements

 Receivables (ASC 310)

In April 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”). The amendments of this ASU are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. In addition, the amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 became effective for the Company beginning January 1, 2015. The adoption of ASU 2014-04 did not have a material effect on our financial condition, results of operations and disclosures.

Transfers and Servicing (ASC 860)

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures (“ASU 2014-09”).  This guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. ASU 2014-09 also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860, Transfers and Servicing. New disclosures will be required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. ASU 2014-09 became effective for the Company beginning January 1, 2015. The adoption of ASU 2014-11 did not have a significant effect on our financial condition, results of operations and disclosures.

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

Consolidation (Topic 810)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The update is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. We do not expect the adoption of ASU 2014-13 to have a significant effect on our financial condition, results of operations and disclosures. The Company is currently assessing the impact of this guidance.

Interest - Imputation of Interest (Topic 835)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

3.                Investment Securities Available For Sale

Investment securities available for sale consist of the following as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	March 31, 2015				December 31, 2014
	Amortized	Unrealized			Amortized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Agency RMBS:
Agency ARMs
Freddie Mac	$56,533	$229	$(76)	$56,686	$57,597	$55	$(488)	$57,164
Fannie Mae	108,912	264	(348)	108,828	113,192	81	(1,037)	112,236
Ginnie Mae	11,657	—	(125)	11,532	12,552	—	(259)	12,293
Total Agency ARMs	177,102	493	(549)	177,046	183,341	136	(1,784)	181,693

Agency Fixed Rate
Freddie Mac	36,829	—	(302)	36,527	37,800	—	(629)	37,171
Fannie Mae	436,132	—	(6,520)	429,612	451,694	—	(10,184)	441,510
Total Agency Fixed Rate	472,961	—	(6,822)	466,139	489,494	—	(10,813)	478,681

Agency IOs (1)
Freddie Mac	36,738	575	(5,861)	31,452	38,844	273	(5,779)	33,338
Fannie Mae	51,028	876	(7,081)	44,823	53,666	741	(6,388)	48,019
Ginnie Mae	41,055	560	(6,514)	35,101	42,991	310	(5,527)	37,774
Total Agency IOs	128,821	2,011	(19,456)	111,376	135,501	1,324	(17,694)	119,131

Total Agency RMBS	778,884	2,504	(26,827)	754,561	808,336	1,460	(30,291)	779,505
Non-Agency RMBS	1,967	81	(201)	1,847	2,061	69	(191)	1,939
U.S. Treasury securities	9,997	—	(4)	9,993	—	—	—	—
CLOs	28,596	6,547	—	35,143	26,140	9,063	—	35,203
Total investment securities available for sale	$819,444	$9,132	$(27,032)	$801,544	$836,537	$10,592	$(30,482)	$816,647

CMBS	$26,782	$12,469	$—	$39,251	$26,193	$12,401	$—	$38,594
Total investment securities available for sale held in securitization trusts	$26,782	$12,469	$—	$39,251	$26,193	$12,401	$—	$38,594

(1) Included in investment securities available for sale as of March 31, 2015 and December 31, 2014 are Agency IOs. Agency IOs are measured at fair value through earnings.

During the three months ended March 31, 2015, the Company had no sales of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2015 and December 31, 2014, based on management’s estimates using three month historical Constant Prepayment Rate (“CPR”), the weighted average life of the Company’s available for sale securities portfolio was approximately 5.00 and 4.95 years, respectively.

The following table sets forth the weighted average lives our investment securities available for sale as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

Weighted Average Life	March 31, 2015	December 31, 2014
0 to 5 years	$398,067	$393,080
Over 5 to 10 years	323,621	365,386
10+ years	79,856	58,181
Total	$801,544	$816,647

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at March 31, 2015 and December 31, 2014 at carrying value (dollar amounts in thousands):

	March 31, 2015				December 31, 2014
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$121,420	$19,630	$613,511	$754,561	$89,442	$21,746	$668,317	$779,505
Non-Agency RMBS	1,589	258	—	1,847	1,939	—	—	1,939
U.S. Treasury securities	9,993	—	—	9,993	—	—	—	—
CLOs	35,143	—	—	35,143	35,203	—	—	35,203
Total investment securities available for sale	$168,145	$19,888	$613,511	$801,544	$126,584	$21,746	$668,317	$816,647

CMBS	$—	$—	$39,251	$39,251	$—	$—	$38,594	$38,594
Total investment securities available for sale held in securitization trusts	$—	$—	$39,251	$39,251	$—	$—	$38,594	$38,594

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

March 31, 2015	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$1,275	$(2)	$568,720	$(7,317)	$569,995	$(7,319)
Non-Agency RMBS	—	—	922	(201)	922	(201)
Total investment securities available for sale	$1,275	$(2)	$569,642	$(7,518)	$570,917	$(7,520)

December 31, 2014	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$—	$—	$638,936	$(12,597)	$638,936	$(12,597)
Non-Agency RMBS	—	—	967	(191)	967	(191)
Total investment securities available for sale	$—	$—	$639,903	$(12,788)	$639,903	$(12,788)

For the three months ended March 31, 2015 and 2014, the Company recognized no other-than-temporary impairment through earnings.

4.                Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	March 31, 2015	December 31, 2014
Unpaid principal balance	$145,695	$152,277
Deferred origination costs – net	924	968
Reserve for loan losses	(3,942)	(3,631)
Total	$142,677	$149,614

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the three months ended March 31, 2015 and 2014, respectively (dollar amounts in thousands):

	Three months Ended March 31,
	2015	2014
Balance at beginning of period	$3,631	$2,989
Provisions for loan losses	310	16
Transfer to real estate owned	1	(157)
Charge-offs	—	—
Balance at the end of period	$3,942	$2,848

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of March 31, 2015 was $3.9 million, representing 271 basis points of the outstanding principal balance of residential loans held in securitization trusts as of March 31, 2015, as compared to 238 basis points as of December 31, 2014. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the three months ended March 31, 2015 and 2014, respectively (dollar amounts in thousands):

	Three months Ended March 31,
	2015	2014
Balance at beginning of period	$965	$1,108
Write downs	—	(22)
Transfer from/(to) mortgage loans held in securitization trusts	(192)	55
Disposal	(315)	(361)
Balance at the end of period	$458	$780

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company.  As of March 31, 2015 and December 31, 2014, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $5.3 million and $5.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of March 31, 2015, we had 33 delinquent loans with an aggregate principal amount outstanding of approximately $18.3 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.3 million in delinquent loans, $9.3 million, or 51%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of March 31, 2015 (dollar amounts in thousands):

March 31, 2015

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	-	60	1	$192	0.13%
61	-	90	—	$—	0.00%
90	+		32	$18,079	12.28%
Real estate owned through foreclosure			4	$1,452	0.99%

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

December 31, 2014

Days Late			Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30	-	60	4	$1,522	0.99%
61	-	90	—	$—	0.00%
90	+		29	$16,997	11.01%
Real estate owned through foreclosure			6	$2,100	1.36%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
New York	35.8%	36.1%
Massachusetts	23.0%	24.0%
New Jersey	11.5%	10.9%
Florida	6.6%	6.2%
Connecticut	6.3%	5.9%

5.                Distressed Residential Mortgage Loans

As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $569.0 million and $582.7 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

There were no acquisitions of distressed residential mortgage loans during the three months ended March 31, 2015.

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

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the three months ended March 31, 2015 and 2014, respectively (dollar amounts in thousands):

	March 31, 2015	March 31, 2014
Balance at beginning of period	$640,416	$171,112
Additions	1,317	35,851
Disposals	(12,658)	(44,567)
Accretion	(10,218)	(4,343)
Balance at end of period (1)	$618,857	$158,053

(1)

Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the three-month period ended March 31, 2015 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of March 31, 2015 and December 31, 2014, respectively, are as follows:

	March 31, 2015	December 31, 2014
Florida	12.5%	12.4%
California	8.6%	8.9%
North Carolina	8.4%	8.2%
Georgia	7.0%	6.9%
New York	5.2%	5.1%

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $213.3 million and $221.6 million at March 31, 2015 and December 31, 2014, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7). In addition, distressed residential mortgage loans with a carrying value of approximately $324.0 million and $327.4 million at March 31, 2015 and December 31, 2014, respectively, are pledged as collateral for a Master Repurchase Agreement, with Deutsche Bank AG, Cayman Islands Branch (see Note 10).

6.                Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $293.2 million and $317.5 million at March 31, 2015 and December 31, 2014, respectively (see Note 7).

The condensed consolidated balance sheets of the Consolidated K-Series at March 31, 2015 and December 31, 2014, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	March 31, 2015	December 31, 2014
Assets
Multi-family loans held in securitization trusts	$7,399,851	$8,365,514
Receivables	24,876	29,809
Total Assets	$7,424,727	$8,395,323

Liabilities and Equity
Multi-family CDOs	$7,106,681	$8,048,053
Accrued expenses	24,425	29,354
Total Liabilities	7,131,106	8,077,407
Equity	293,621	317,916
Total Liabilities and Equity	$7,424,727	$8,395,323

The multi-family loans held in securitization trusts had an unpaid principal balance of approximately $6.9 billion and $7.9 billion at March 31, 2015 and December 31, 2014, respectively. The multi-family CDOs had an unpaid principal balance of approximately $6.9 billion and $7.9 billion at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the current weighted average interest rate on these multi-family CDOs was 3.98% and 4.15%, respectively.

In February 2015, the Company sold a first loss PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than the security represented by our first loss piece). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 14) .

The condensed consolidated statements of operations of the Consolidated K-Series for the three months ended March 31, 2015 and 2014, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
Statements of Operations	2015	2014
Interest income	$66,300	$74,944
Interest expense	60,095	68,747
Net interest income	6,205	6,197
Unrealized gain on multi-family loans and debt held in securitization trusts, net	13,628	4,926
Net Income	$19,833	$11,123

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of March 31, 2015 and December 31, 2014, respectively, are as follows:

	March 31, 2015	December 31, 2014
California	13.7%	13.5%
Texas	12.6%	12.5%
New York	8.0%	7.7%
Maryland	5.2%	5.2%

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

The Company has evaluated its CMBS investments in Freddie Mac-sponsored K-Series securitizations to determine whether they are VIEs.  In addition, the Company also evaluated its financings transactions, such as its Residential CDOs completed in 2005, its multi-family CMBS re-securitization transaction completed in May 2012, its collateralized recourse financing transactions completed in November 2013 and its distressed residential mortgage loan securitization transactions completed in December 2012, July 2013 and September 2013 (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs.

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

Also, based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the Financing VIEs met the criteria for consolidation and, accordingly, consolidated the Financing VIEs created to facilitate these transactions as of March 31, 2015.

In September 2014, the Company, through a wholly-owned subsidiary, repurchased $52 million of outstanding notes issued in connection with the Company’s November 2012 collateralized recourse financing transaction.  The repurchase of the notes resulted in the simultaneous (i) termination of the CMBS master repurchase agreement entered into by affiliates of the Company in connection with the November 2012 collateralized recourse financing transaction (and the related repayment of outstanding borrowings thereunder) and (ii) transfer back to the Company of the multi-family CMBS serving as collateral for the $52 million of borrowings. The master repurchase agreement entered into in November 2012 was scheduled to mature in November 2015. In connection with the early termination of the master repurchase agreement, the Company recognized a loss on extinguishment of debt of $3.4 million, which included unamortized debt issue costs of $0.4 million from the transaction. The repayment of the notes and the termination of the master repurchase agreement deconsolidated the Financing VIE that facilitated the transaction as of December 31, 2014.

The following table presents a summary of the assets and liabilities of these consolidated VIEs.  Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of consolidated VIEs as of March 31, 2015 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi-family CMBS(3)	Total
Investment securities available for sale, at fair value held in securitization trusts	$39,251	$—	$—	$—	$—	$39,251
Residential mortgage loans held in securitization trusts (net)	—	—	—	142,677	—	142,677
Distressed residential mortgage loans held in securitization trust, (net)	—	—	213,296	—	—	213,296
Multi-family loans held in securitization trusts, at fair value	1,286,006	4,810,851	—	—	1,302,994	7,399,851
Receivables and other assets	5,058	15,546	15,532	1,007	5,523	42,666
Total assets	$1,330,315	$4,826,397	$228,828	$143,684	$1,308,517	$7,837,741

Residential collateralized debt obligations	$—	$—	$—	$138,367	$—	$138,367
Multi-family collateralized debt obligations, at fair value	1,232,716	4,634,312	—	—	1,239,653	7,106,681
Securitized debt	27,777	55,853	116,682	—	—	200,312
Accrued expenses and other liabilities	4,563	14,635	416	15	5,422	25,051
Total liabilities	$1,265,056	$4,704,800	$117,098	$138,382	$1,245,075	$7,470,411

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

(3)

One of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not subject to any financing as of March 31, 2015. In February 2015, the Company sold a first loss PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

Assets and Liabilities of consolidated Financing VIEs as of December 31, 2014 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi-family CMBS(3)	Total
Investment securities available for sale, at fair value held in securitization trusts	$38,594	$—	$—	$—	$—	$38,594
Residential mortgage loans held in securitization trusts (net)	—	—	—	149,614	—	149,614
Distressed residential mortgage loans held in securitization trust (net)	—	—	221,591	—	—	221,591
Multi-family loans held in securitization trusts, at fair value	1,273,633	4,720,908	—	—	2,370,973	8,365,514
Receivables and other assets	5,097	15,631	39,084	1,545	10,408	71,765
Total assets	$1,317,324	$4,736,539	$260,675	$151,159	$2,381,381	$8,847,078

Residential collateralized debt obligations	$—	$—	$—	$145,542	$-	$145,542
Multi-family collateralized debt obligations, at fair value	1,221,555	4,558,065	—	—	2,268,433	8,048,053
Securitized debt	27,660	55,853	149,364	—	—	232,877
Accrued expenses and other liabilities	4,581	14,639	1,024	14	10,304	30,562
Total liabilities	$1,253,796	$4,628,557	$150,388	$145,556	$2,278,737	$8,457,034

(1)	The Company classified the multi-family CMBS issued by two K-Series securitizations and held by this Financing VIE as available for sale securities as the purpose is not to trade these securities. The Financing VIE consolidated one K-Series securitization that issued certain of the multi-family CMBS owned by the Company, including its assets, liabilities, income and expenses, in its financial statements, as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in this particular K-Series securitization (see Note 6).
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

(3)	Two of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series are not subject to any Financing VIE as of December 31, 2014.

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financing (2)	Distressed Residential Mortgage Loan Securitizations (3)

Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$55,853	$176,970
Principal Amount at March 31, 2015	$34,136	$55,853	$116,682
Principal Amount at December 31, 2014	$34,208	$55,853	$149,364
Carrying Value at March 31, 2015 (4)	$27,777	$55,853	$116,682
Carrying Value at December 31, 2014 (4)	$27,660	$55,853	$149,364
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4.25% - 4.85%

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

(2)

The Company entered into a CMBS Master Repurchase Agreement with a three-year term for the purpose of financing a portion of its multi-family CMBS portfolio. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of its wholly-owned subsidiary's obligations under the CMBS Master Repurchase Agreement.

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

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of March 31, 2015 and December 31, 2014, respectively:

Scheduled Maturity (principal amount)	March 31, 2015	December 31, 2014
(Dollar amount in thousands)
Within 24 months	$172,535	$205,217
Over 24 months to 36 months	—	—
Over 36 months	34,136	34,208
Total	206,671	239,425
Discount	(6,359)	(6,548)
Carrying value	$200,312	$232,877

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of March 31, 2015 and December 31, 2014, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company.  Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	March 31, 2015			December 31, 2014
	Investment securities available for sale, at fair value	Receivables and other Assets	Total	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total
Multi-Family CMBS	$39,251	$79	$39,330	$38,594	$80	$38,674
Mezzanine loan and equity investments(1)	—	86,083	86,083	—	72,799	72,799
Total assets	$39,251	$86,162	$125,413	$38,594	$72,879	$111,473

(1) Includes our investment in RB Multifamily Investors LLC (“RMI”), an entity managed by RiverBanc, in which we own, as of March 31, 2015 and December 31, 2014, approximately 67% of the outstanding common equity interests and certain preferred equity interests. Our total investment in RMI amounts to approximately $47.5 million and $36.6 million as of March 31, 2015 and December 31, 2014, respectively.

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $125.4 million and $111.5 million at March 31, 2015 and December 31, 2014, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
TBA securities (1)	Derivative assets	$333,004	$284,971
U.S. Treasury futures	Derivative assets	403	379
Swaptions	Derivative assets	1,551	2,273
Options on U.S. Treasury futures	Derivative assets	154	92
Eurodollar futures	Derivative liabilities	2,473	900
Interest rate swaps(2)	Derivative liabilities	351	232
Interest rate swap futures	Derivative liabilities	3,423	331
Swaptions	Derivative liabilities	73	—

(1)

Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying condensed consolidated financial statements on a net basis.

(2)	Includes interest rate swaps in our Agency IO portfolio.

The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2015 and 2014, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2015
Derivatives Not Designated as Hedging Instruments	December 31, 2014	Additions	Settlement, Expiration or Exercise	March 31, 2015
TBA securities	$273,000	$1,171,000	$(1,123,000)	$321,000
U.S. Treasury futures	2,300	91,500	(64,200)	29,600
Interest rate swap futures	(190,100)	318,500	(336,400)	(208,000)
Eurodollar futures	(2,961,000)	471,000	(388,000)	(2,878,000)
Options on U.S. Treasury futures	21,000	152,000	(122,000)	51,000
Swaptions	180,000	5,000	—	185,000
Interest rate swaps	10,000	—	—	10,000

	Notional Amount For the Three Months Ended March 31, 2014
Derivatives Not Designated as Hedging Instruments	December 31, 2013	Additions	Settlement, Expiration or Exercise	March 31, 2014
TBA securities	$188,000	$590,000	$(584,000)	$194,000
U.S. Treasury futures	(11,900)	36,600	(32,300)	(7,600)
Interest rate swap futures	(242,700)	242,700	(237,200)	(237,200)
Eurodollar futures	(3,360,000)	1,074,000	(984,000)	(3,270,000)
Options on U.S. Treasury futures	40,000	—	(40,000)	—
Swaptions	100,000	—	—	100,000

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended March 31,
	2015		2014
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA Securities	$2,829	$655	$3,314	$265
Eurodollar futures (1)	(247)	(1,573)	(1,212)	726
Interest rate swaps	—	(184)	—	—
Swaptions	—	(556)	—	(518)
U.S. Treasury and Interest rate swap futures and options	(1,445)	(3,056)	(44)	(3,133)
Total	$1,137	$(4,714)	$2,058	$(2,660)

(1)	At March 31, 2015, the Eurodollar futures consist of 2,878 contracts with expiration dates ranging between June 2015 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. At March 31, 2015 and December 31, 2014, our condensed consolidated balance sheets include TBA-related liabilities of $330.8 million and $283.5 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis. TBA sales amounting to approximately $19.4 million were netted against TBA purchases amounting to approximately $350.1 million at March 31, 2015. There was no netting of TBA sales against TBA purchases at December 31, 2014.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Total Notional Amount	March 31, 2015	December 31, 2014
Interest Rate Swaps	Derivative liability	$245,000	$355	$—
Interest Rate Swaps	Derivative asset	105,000	229	—
Interest Rate Swaps	Derivative asset	350,000	—	1,135

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income for the three months ended March 31, 2015 and 2014, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Derivatives Designated as Hedging Instruments	2015	2014
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$1,135	$2,041
Unrealized loss on interest rate swaps	(1,261)	(129)
Balance at end of the period	$(126)	$1,912

The Company estimates that over the next 12 months, approximately $1.2 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps, except interest swaps included in our Agency IO portfolio, designated as hedging instruments included in interest expense for the three months ended March 31, 2015 and 2014, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income
Interest expense-investment securities	$451	$457

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

The following table presents information about the Company’s interest rate swaps as of March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	March 31, 2015		December 31, 2014
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$—	—%	$—	—%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 6 months	95,000	0.48	—	—
Over 6 months to 12 months	40,000	0.39	135,000	0.45
Over 12 months to 24 months	—	—	—	—
Over 24 months to 36 months	215,000	0.83	215,000	0.83
Over 36 months to 48 months	—	—	—	—
Over 48 months to 60 months	10,000	2.25	10,000	2.25
Total	$360,000	0.73%	$360,000	0.73%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement.  The Company believes it was in compliance with all margin requirements under its agreements as of March 31, 2015 and December 31, 2014. The Company had $11.1 million and $11.4 million of restricted cash related to margin posted for its agreements as of March 31, 2015 and December 31, 2014, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.                Financing Arrangements, Portfolio Investments

The Company has entered into repurchase agreements with third party financial institutions to finance its investment portfolio. The repurchase agreements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance. At March 31, 2015, the Company had repurchase agreements with an outstanding balance of $619.7 million and a weighted average interest rate of 0.44%.  At December 31, 2014, the Company had repurchase agreements with an outstanding balance of $652.0 million and a weighted average interest rate of 0.43%. As of March 31, 2015 and December 31, 2014, the average days to maturity for all repurchase agreements were 40 days and 26 days, respectively. The Company’s accrued interest payable on outstanding repurchase agreements at March 31, 2015 and December 31, 2014 amounts to $0.2 million and $0.3 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents detailed information about the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	March 31, 2015			December 31, 2014
	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Repurchase Agreements	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency ARMs	$160,262	$170,637	$170,686	$171,852	$181,694	$183,342
Agency Fixed Rate	396,294	423,576	429,840	413,199	437,002	446,851
Agency IOs/U.S. Treasury Securities	63,185	92,104	103,875	66,914	83,988	95,129
Balance at end of the period	$619,741	$686,317	$704,401	$651,965	$702,684	$725,322

The following table presents contractual maturity information about the Company’s outstanding repurchase agreements at March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

Contractual Maturity	March 31, 2015	December 31, 2014
Within 30 days	$378,761	$157,008
Over 30 days to 90 days	178,546	494,957
Over 90 days	62,434	—
Total	$619,741	$651,965

As of March 31, 2015 the outstanding balance under our repurchase agreements was funded at an advance rate of 93.0% that implies an average haircut of 7.0%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs) and Agency IOs and CLOs was approximately 5% and 25%.

In the event we are unable to obtain sufficient short-term financing through repurchase agreements or otherwise, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At March 31, 2015 and December 31, 2014, the Company had repurchase agreements with 9 and 10 counterparties, respectively. As of March 31, 2015 and December 31, 2014, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of March 31, 2015, the Company had $89.0 million in cash and $196.2 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $78.1 million of RMBS, of which $76.2 million are Agency RMBS, and $81.0 million of multi-family CMBS (which represents the net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series), $35.1 million of CLOs and $2.0 million of U.S. Treasury securities. The $89.0 million of cash, the $78.1 million in RMBS, $81.0 million of CMBS, $35.1 million of CLOs, $2.0 million of U.S. Treasury securities and $39.6 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 52.4% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.              Financing Arrangements, Distressed Residential Mortgage Loans

On December 16, 2014, the Company entered into a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $260.0 million, to fund a portion of the purchase price of a pool of distressed residential mortgage loans. The outstanding balance on this master repurchase agreement as of March 31, 2015 and December 31, 2014 amounts to approximately $238.2 million and $238.9 million, respectively, bearing interest at one month LIBOR plus 2.50% (2.67% and 2.66% at March 31, 2015 and December 31, 2014, respectively) and expires on December 17, 2015.

During the term of this master repurchase agreement, proceeds from the pool of distressed residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financing under the master repurchase agreement is subject to margin calls to the extent the market value of the pool of distressed residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreement. The master repurchase agreement contains contain various covenants, among other things, to maintenance of certain amounts of net worth, liquidity and leverage ratio. The Company is in compliance with such covenants as of May 7, 2015.

11.              Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2015 and December 31, 2014, the Company had Residential CDOs outstanding of $138.4 million and $145.5 million, respectively. As of March 31, 2015 and December 31, 2014, the current weighted average interest rate on these Residential CDOs was 0.55%. The Residential CDOs are collateralized by ARM loans with a principal balance of $145.7 million and $152.3 million at March 31, 2015 and December 31, 2014, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of March 31, 2015 and December 31, 2014, had a net investment in the residential securitization trusts of $5.3 million and $5.6 million, respectively.

12.              Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 7, 2015, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

 13.              Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three months ended March 31, 2015.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2015, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

a.

Investment Securities Available for Sale (RMBS, U.S. Treasury Securities and CLOs) – Fair value for the RMBS in our portfolio are valued using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities that are comprised of RMBS and CLOs are valued based upon readily observable market parameters and are classified as Level 2 fair values. The Company’s U.S. Treasury securities are classified as Level 1 fair values.

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

c.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 2.5% to 5.2%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$754,561	$—	$754,561	$—	$779,505	$—	$779,505
Non-Agency RMBS	—	1,847	—	1,847	—	1,939	—	1,939
CLOs	—	35,143	—	35,143	—	35,203	—	35,203
U.S. Treasury Securities	9,993	—	—	9,993
Investment securities available for sale held in securitization trusts:
CMBS	—	—	39,251	39,251	—	—	38,594	38,594
Multi-family loans held in securitization trusts	—	—	7,399,851	7,399,851	—	—	8,365,514	8,365,514
Derivative assets:
TBA Securities	—	333,004	—	333,004	—	284,971	—	284,971
Options on U.S. Treasury futures	154	—	—	154	92	—	—	92
U.S. Treasury futures	403	—	—	403	379	—	—	379
Interest rate swaps	—	229	—	229	—	1,135	—	1,135
Swaptions	—	1,551	—	1,551	—	2,273	—	2,273
Total	$10,550	$1,126,335	$7,439,102	$8,575,987	$471	$1,105,026	$8,404,108	$9,509,605
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$7,106,681	$7,106,681	$—	$—	$8,048,053	$8,048,053
Derivative liabilities:
U.S. Treasury futures	—	—	—	—	—	—	—	—
Eurodollar futures	2,473	—	—	2,473	900	—	—	900
Swaptions	—	73	—	73	—	—	—	—
Interest rate swaps	—	706	—	706	—	232	—	232
Interest rate swap futures	3,423	—	—	3,423	331	—	—	331
Total	$5,896	$779	$7,106,681	$7,113,356	$1,231	$232	$8,048,053	$8,049,516

The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2015 and 2014, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$8,404,108	$8,203,600
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	130,248	132,383
Included in other comprehensive income	68	1,920
Purchases/(Sales)(2)	(1,075,529)
Paydowns	(19,793)	(16,592)
Transfer to real estate owned	—	(3,545)
Balance at the end of period	$7,439,102	$8,317,766

(1)	Amounts included in interest income from multi-family loans held in securitization trusts unrealized gain on multi-family loans and debt held in securitization trusts, net and gain on deconsolidation.

(2)	In February 2015, the Company sold a first loss PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 15, 2015 and 2014, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$8,048,053	$7,871,020
Total gains (realized/unrealized)
Included in earnings (1)	109,686	120,993
Included in other comprehensive income	—	—
Purchases/(Sales)(2)	(1,031,268)	—
Paydowns	(19,790)	(16,592)
Balance at the end of period	$7,106,681	$7,975,421

(1)	Amounts included in interest expense on multi-family collateralized debt obligations and unrealized gain on multi-family loans and debt held in securitization trusts, net.

(2)

In February 2015, the Company sold a first loss PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the three months ended March 31, 2015 and 2014, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Change in unrealized gains (losses) – assets	$136,396	$143,442
Change in unrealized gains(losses) – liabilities	(122,768)	(138,516)
Net change in unrealized gains included in earnings for assets and liabilities	$13,628	$4,926

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

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$9,028	$9,028	$—	$—	$9,323	$9,323
Real estate owned held in residential securitization trusts	—	—	458	458	—	—	965	965

The following table presents losses incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2015 and 2014, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(285)	$15
Real estate owned held in residential securitization trusts	—	84

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2015 and December 31, 2014, respectively, (dollar amounts in thousands):

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$88,990	$88,990	$75,598	$75,598
Investment securities available for sale	Level 2 or 3	801,544	801,544	816,647	816,647
Investment securities available for sale, at fair value held in securitization trusts	Level 3	39,251	39,251	38,594	38,594
Residential mortgage loans held in securitization trusts (net)	Level 3	142,677	127,616	149,614	135,241
Distressed residential mortgage loans (net) (1)	Level 3	568,979	589,901	582,697	599,182
Multi-family loans held in securitization trusts	Level 3	7,399,851	7,399,851	8,365,514	8,365,514
Derivative assets	Level 1 or 2	335,341	335,341	288,850	288,850
Mortgage loans held for sale (net) (2)	Level 3	2,476	2,480	7,712	7,713
First mortgage loans (2)	Level 3	9,734	10,081	9,544	9,832
Mezzanine loan and equity investments (2)	Level 3	80,080	80,326	66,951	67,233

Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$619,741	$619,741	$651,965	$651,965
Financing arrangements, distressed residential mortgage loans	Level 2	238,228	238,228	238,949	238,949
Residential collateralized debt obligations	Level 3	138,367	124,014	145,542	130,919
Multi-family collateralized debt obligations	Level 3	7,106,681	7,106,681	8,048,053	8,048,053
Securitized debt	Level 3	200,312	207,387	232,877	240,341
Derivative liabilities	Level 1 or 2	6,675	6,675	1,463	1,463
Payable for securities purchased	Level 1	330,772	330,772	283,537	283,537
Subordinated debentures	Level 3	45,000	36,611	45,000	36,531

(1)

Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $213.3 million and $221.6 million at March 31, 2015 and December 31, 2014, respectively and distressed residential mortgage loans with a carrying value amounting to approximately $355.7 million and $361.1 million at March 31, 2015 and December 31, 2014, respectively.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 3,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014. On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses.   As of March 31, 2015 and December 31, 2014, there were 6,000,000 and 3,450,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.  The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, holders of the Series B Preferred Stock, voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series B Preferred Stock, will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) until all unpaid dividends have been paid or declared and set apart for payment.  In addition, certain material and adverse changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock.

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

From the time of original issuance of the Series B Preferred Stock through March 31, 2015, the Company has declared and paid all required quarterly dividends on such stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock from January 1, 2014 through March 31, 2015:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
March 18, 2015	April 1, 2015	April 15, 2015	$0.484375
December 12, 2014	January 1, 2015	January 15, 2015	$0.484375
September 18, 2014	October 1, 2014	October 15, 2014	$0.484375
June 18, 2014	July 1, 2014	July 15, 2014	$0.484375
March 13, 2014	April 1, 2014	April 15, 2014	$0.484375

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2014 and ended March 31, 2015:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2015	March 18, 2015	March 30, 2015	April 27, 2015	$0.27
Fourth Quarter 2014	December 12, 2014	December 22, 2014	January 26, 2015	$0.27
Third Quarter 2014	September 18, 2014	September 29, 2014	October 27, 2014	$0.27
Second Quarter 2014	June 18, 2014	June 30, 2014	July 25, 2014	$0.27
First Quarter 2014	March 13, 2014	March 24, 2014	April 25, 2014	$0.27

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through underwritten public offerings during the three months ended March 31, 2014. There were no underwritten public offerings of common stock during the three months ended March 31, 2015.

Share Issue Date	Shares Issued	Net Proceeds (1)
(Amounts in Thousands)
January 10, 2014	11,500	$75,846

(1)	Proceeds are net of underwriting costs and offering expenses paid by the Company.

(d)	Equity Distribution Agreement

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. The Company has no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the three months ended March 31, 2015, the Company issued 1,375,682 shares under the Equity Distribution Agreements, at an average sales price of $8.04, resulting in total net proceeds to the Company of $10.8 million, after deducting the placement fees. As of March 31, 2015, approximately $63.9 million of securities remains available for issuance under the Equity Distribution Agreements.

On March 20, 2015, in connection with the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to JMP a notice of termination of the Equity Distribution Agreement dated June 11, 2012 (the “Prior Equity Distribution Agreement”), which termination became effective March 23, 2015. The Prior Equity Distribution Agreement provided for the sale by the Company of common stock having a maximum aggregate value of up to $25,000,000 from time to time through JMP, as the Company’s agent. During the three months ended March 31, 2015, the Company issued 1,326,676 shares under the Prior Equity Distribution Agreement, at an average sales price of $7.89 resulting in total net proceeds to the Company of $10.3 million, after deducting the placement fees. During the three months ended March 31, 2014, there were no shares issued under the Prior Equity Distribution Agreement. During the term of the Prior Equity Distribution Agreement, the Company sold a total of 2,153,989 shares of its common stock at an average price of $7.63 per share pursuant to the Prior Distribution Agreement, resulting in net proceeds to the Company of approximately $16.1 million.

16.     Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the three months ended March 31, 2015 and 2014.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to common stockholders– Basic	$22,090	$21,258
Net income attributable to common stockholders– Dilutive	22,090	21,258
Denominator:
Weighted average basic shares outstanding	105,488	74,505
Weighted average dilutive shares outstanding	105,488	74,505
EPS:
Basic EPS	$0.21	$0.29
Dilutive EPS	$0.21	$0.29

17.              Stock Incentive Plan

Pursuant to the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), as approved by the Company’s stockholders, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of restricted stock and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

Of the common stock authorized at March 31, 2015 and December 31, 2014, 676,862 shares and 862,512 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. At March 31, 2015 and December 31, 2014, there were 280,457 and 162,171 shares of unvested restricted stock outstanding under the 2010 Plan. The Company’s directors have been issued 111,311 shares under the 2010 Plan as of March 31, 2015 and December 31, 2014, respectively. The Company’s employees have been issued 401,827 and 216,177 shares under the 2010 Plan as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company recognized non-cash compensation expense of $0.2 million and $0.1 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the three months ended March 31, 2015 and 2014.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the three months ended March 31, 2015 and 2014, respectively, is presented below:

	2015		2014
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	162,171	$7.26	94,873	$7.01
Granted	185,650	7.79	104,517	7.39
Vested	(67,364)	7.18	(37,219)	6.97
Non-vested shares as of March 31	280,457	$7.63	162,171	$7.26
Weighted-average fair value of restricted stock granted during the period	185,650	$7.79	104,517	$7.39

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2015 and 2014, the Company had unrecognized compensation expense of $2.0 million and $1.1 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at March 31, 2015 is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted shares vested during the three months ended March 31, 2015 and 2014 was approximately $0.5 million and $0.3 million, respectively. The requisite service period for restricted shares at issuance is three years.

 18.              Income Taxes

At March 31, 2015, a wholly owned TRS of the Company had approximately $59 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain “built in gains” on its CLOs. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a net operating loss, or NOL carryforward to offset its taxable income becomes limited to a certain amount per year.

In 2014, the Company, through its wholly owned TRSs, incurred net operating losses in the aggregate amount of approximately $3.6 million. The Company’s carryforward net operating losses, which are not subject to a Section 382 limitation, will expire between 2033 and 2034 if they are not offset by future taxable income. Additionally, during 2014, the Company, through one of its wholly owned TRSs, also incurred approximately $3.5 million in capital losses. The Company’s carryforward capital losses will expire by 2018 if they are not offset by future capital gains. The Company has recorded a valuation allowance against certain deferred tax assets at March 31, 2015 as management does not believe that it is more likely than not that these deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2011. The Company has assessed its tax positions for all open years, which includes 2011 to 2014 and concluded that there are no material uncertainties to be recognized.

During the three months ended March 31, 2015 and 2014, the Company’s TRSs recorded approximately $0.2 million and $3.0 million, respectively, of income tax expense.   The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income, a valuation allowance and other differences.

The components of the Company’s deferred tax assets and liabilities are as follows (dollar amounts in thousands):

	March 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carryforward	$28,974	$28,704
Net capital loss carryforward	3,196	1,592
GAAP/Tax basis differences	2,469	1,755
Total deferred tax assets (1)	34,639	32,051

Valuation allowance	(31,937)	(30,412)

Deferred tax liabilities
Deferred tax liabilities	1,346	1,040
Total deferred tax liabilities (2)	1,346	1,040

Total net deferred tax asset	$1,356	$599

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.
(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

 19.              Related Party Transactions

Management Agreements

On April 5, 2011, the Company entered into a management agreement with RiverBanc, pursuant to which RiverBanc provides investment management services to the Company. On March 13, 2013, the Company entered into an amended and restated management agreement with RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaced the prior management agreement between RiverBanc and the Company, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and has a term that will expire on December 31, 2015, subject to automatic annual one-year renewals thereof.

As of March 31, 2015 and December 31, 2014, the Company owned a 20% membership interest in RiverBanc. For the three months ended March 31, 2015 and 2014, the Company recognized approximately $0.7 million and $0.1 million in income related to its investment in RiverBanc, respectively.

RiverBanc manages an entity, RMI, in which the Company owns, as of March 31, 2015 and December 31, 2014, approximately 67% of the outstanding common equity interests and certain preferred equity interests. Pursuant to a management agreement between RiverBanc and this entity, RiverBanc is entitled to receive base management and incentive fees for its management of assets owned by RMI. Our total investment in RMI, which is included in receivable and other assets on the accompanying condensed consolidated balance sheets, amounts to approximately $47.5 million and $36.6 million as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized $1.1 million and $0.2 million in income related to our investment in RMI, respectively.

For the three months ended March 31, 2015 and 2014, the Company expensed $3.9 million and $1.1 million in fees to RiverBanc, respectively.   As of March 31, 2015 and December 31, 2014, the Company had fees payable to RiverBanc of $3.5 million and $6.3 million, respectively, included in accrued expenses and other liabilities.

Douglas E. Neal, one of our non-independent directors, has entered into a consulting arrangement with RiverBanc. To address any potential conflicts of interest that may result from this arrangement, for as long as Mr. Neal is affiliated with RiverBanc, transactions between RiverBanc and our Company will require review and approval or ratification of the Audit Committee pursuant to the Company’s Related Person Transaction Policy.

 20.              Subsequent Events

On April 22, 2015, the Company closed on a public offering of 3,600,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”). The issuance and sale of the 3,600,000 shares of Series C Preferred Stock resulted in total net proceeds to the Company of approximately $87.0 million after deduction of underwriting discounts and commissions and estimated offering expenses.

In April 2015, we issued 1,413,757 shares under the Equity Distribution Agreements with JMP, at an average sales price of $7.79, resulting in total net proceeds to the Company of $10.8 million, after deducting the placement fees.

 In April 2015, the Company received an advance of $121.0 million from FHLBI which is secured by Agency RMBS.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government laws, regulations or policies affecting our business, including actions taken by the U.S. Federal Reserve and the U.S. Treasury and those relating to Fannie Mae, Freddie Mac or Ginnie Mae; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in this report and in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) residential mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of March 31, 2015, five separate Freddie Mac- sponsored multi-family loan K-Series securitizations, or as of December 31, 2014, six separate Freddie Mac- sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities,(“SPEs”), own the first loss PO securities and certain IO securities; “Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

We have endeavored to build in recent years a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to delivering stable cash flows over various economic cycles. Under our investment strategy, our targeted assets currently include residential mortgage loans, including loans sourced from distressed markets, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in commercial real estate-related debt investments and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. To this end, we currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days (currently, in some cases, up to one year) and longer term structured financings, such as securitization and re-securitization transactions, with terms longer than one year.

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

Key First Quarter 2015 Developments

First Quarter 2015 Common Stock and Preferred Stock Dividends

On March 18, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.27 per common share for the quarter ended March 31, 2015. The dividend was paid on April 27, 2015 to our common stockholders of record as of March 30, 2015.

Also on March 18, 2015, in accordance with the terms of our Series B Preferred Stock, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on April 15, 2015 to our Series B Preferred stockholders of record as of April 1, 2015.

Federal Home Loan Bank Membership

On February 20, 2015, our wholly-owned subsidiary, Great Lakes Insurance Holdings LLC (“GLIH”), became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, GLIH will have access to a variety of products and services offered by the FHLBI, including secured advances. As of March 31, 2015, GLIH had no outstanding secured advances from FHLBI and had $200 million of available uncommitted credit for borrowings, which amount may be adjusted at the sole discretion of the FHLBI. In connection, with GLIH becoming a member of the FHLBI, the Company has agreed to guarantee the due and punctual payment of GLIH’s obligations to the FHLBI.

Issuance of Common Stock under At-the-Market Offering Programs

For the three months ended March 31, 2015, the Company issued and sold 2,702,358 shares of its common stock at an average price of $7.97 per share under its at-the-market offering programs, resulting in net proceeds to the Company of approximately $21.1 million.

Sale of Multi-family CMBS

In February 2015, we completed the sale of a first loss PO security issued by a single Freddie Mac-sponsored securitization included in the Consolidated K-Series, realizing a gain of approximately $1.5 million.

Subsequent Events

On April 22, 2015, the Company closed on an underwritten public offering of 3,600,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”). The issuance and sale of the Series C Preferred Stock resulted in total net proceeds to the Company of approximately $87.0 million after deduction of underwriting discounts and commissions and estimated offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 540,000 shares of Series C Preferred Stock.

Subsequent to March 31, 2015, the Company issued and sold 1,413,757 shares of its common stock at an average price of $7.79 per share under its at-the-market offering programs, resulting in net proceeds to the Company of approximately $10.8 million.

In April 2015, the Company received an advance of $121.0 million from FHLBI that is secured by Agency RMBS.

Current Market Conditions and Commentary

General. The U.S. economy exhibited lower than expected U.S. real gross domestic product (“GDP”) growth in the first quarter of 2015, with preliminary estimates for first quarter growth of 0.2%, which follows an increase of 2.2% in GDP during fiscal year 2014. With lower than expected GDP growth during the fourth quarter of 2014 and the slow start in 2015, U.S. Federal Reserve (“Federal Reserve”) policymakers appear to be pulling back on GDP growth projections for 2015 and 2016. According to minutes of the Federal Reserve’s March 2015 meeting, the central tendency projections for GDP growth in 2015 have been reduced to 2.3% to 2.7% (as compared to 2.6% to 3.0% as of December 2014), while projections for 2016 have been reduced to 2.3% to 2.7% (as compared to 2.5% and 3.0% as of December 2014). Similar to other economic indicators for the first quarter of 2015, the labor market posted mixed results. According to the U.S. Department of Labor, the U.S. unemployment rate at the end of March 2015 was 5.5%, slightly lower than the 5.6% unemployment rate as of the end of December 2014, while job growth decelerated during the quarter, with total nonfarm payroll employment posting an estimated average monthly increase of approximately 197,000 jobs during the first quarter of 2015 as compared to an average monthly increase of 246,000 jobs during the year ended December 31, 2014. The lower average monthly employment growth numbers for the first quarter of 2015 was significantly impacted by the jobs number in March 2015, which at 126,000 new jobs was significantly below most projections. However, other signs have suggested that labor conditions are improving modestly, including that as of March 2015, the unemployment rate and the number of unemployed persons were down by 1.1% and 1.8 million, respectively, from March 2014.

Federal Reserve and Monetary Policy. In April 2015, the Federal Reserve maintained its intent to keep the target range for the federal funds rate between 0% and 0.25% and indicated that in determining how long to maintain the current target range, the Federal Reserve will assess progress, both realized and expected, towards its objectives of maximum employment and 2% inflation. Market participants generally understand that the Federal Reserve would like to move forward on raising the federal funds rate, but with continued signs of tepid growth and mixed economic signals in the U.S. economy, including those signals from the labor market that are discussed above, and relatively low inflation risks, the bond market anticipates that such a tightening will likely not occur before the second half of 2015 and will likely occur at a very slow pace.

Single-Family Homes and Residential Mortgage Market. The residential real estate market has shown signs of accelerating again in the first quarter of 2015 after decelerating throughout much of 2014, as evidenced by the 0.5% rise in the S&P/Case-Shiller index of home prices in 20 major cities in February 2015 (as compared to January 2015), the largest such increase since July 2014. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 636,000 during the first quarter of 2015, as compared to 602,300 during the first quarter of 2014 and 707,700 in the year ended December 31, 2014. We expect the single-family residential real estate market to continue to improve modestly in the near term, but believe that the run up in home prices over the past couple of years, the hesitancy of first-time home buyers to enter the market and the continued difficulty that many borrowers face in trying to obtain mortgage financing will temper housing gains for single family homes in the remainder of 2015. Improving single family housing fundamentals should have a positive impact on the overall credit profile of our portfolio of distressed residential loans.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 321,333 during the first quarter of 2015, as compared to 311,700 during the first quarter of 2015 and 340,800 during the year ended December 31, 2014. Moreover, vacancy trends in the multi-family sector appear to be stable. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI decreased two points to 39 during the fourth quarter of 2014, which is in the range of levels posted since late 2013. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own. We expect the multi-family sector to continue to be a strong performer in the near term given the current favorable conditions for multi-family housing in the U.S.

Credit Spreads. Comparable to conditions experienced in 2014, asset gathering in the first quarter of 2015 continues to be challenging. In our view, further tightening of credit spreads has largely resulted from the continued pursuit of credit sensitive assets by a significant amount of investable capital, thereby placing upward pressure on the pricing of the credit sensitive assets that we currently target. Although this trend has had a positive impact on the value of many of the credit sensitive assets in our existing portfolio, which in turn has helped to move our book value per common share higher again this quarter, it has resulted in a more challenging current return environment for new investment in these asset classes, particularly for new multi-family CMBS product and distressed residential loans. Given this challenging current return environment, we expect to remain selective and opportunistic as we source new credit sensitive product over the next couple of quarters, but remain focused in the near term on allocating greater capital to credit sensitive assets that rely on asset selection rather than leverage to generate our targeted returns.

Financing markets and liquidity. During the first quarter of 2015, the bond market experienced a significant amount of volatility with the closing yield of the ten-year U.S. Treasury Note trading between 1.68% and 2.24%, settling at 1.94% at March 31, 2015, as compared to 2.17% at December 31, 2014. Meanwhile short-term interest rates have held steady for the most part during the first quarter of 2015. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.18% at March 31, 2015, which is effectively unchanged from December 31, 2014.

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

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Note 2 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein.

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

Fair value. The Company has established and documented processes for determining fair values.  Fair value is based upon quoted market prices, where available.  If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves. Such inputs to the valuation methodology are unobservable and significant to the fair value measurement. The Company’s interest-only CMBS, principal-only CMBS, multi-family loans held in securitization trusts and multi-family CDOs are considered to be the most significant of its fair value estimates.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of March 31, 2015 and December 31, 2014, we owned 100% of the first loss tranche of securities of the Consolidated K-Series. The Consolidated K-Series collectively represents, as of March 31, 2015, five separate Freddie Mac sponsored multi-family loan K-Series securitizations, or as of December 31, 2014, six separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series to be reflected in our consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur.  The Company elected the fair value option for its Agency IO investments and the Consolidated K-Series (as defined in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Acquired Distressed Residential Mortgage Loans – Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance

Under ASC 310-30, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans in each pool or individually using a level yield methodology. Accordingly, our acquired distressed residential mortgage loans accounted for under ASC 310-30 are not subject to classification as nonaccrual classification in the same manner as our residential mortgage loans that were not distressed when acquired by us. Rather, interest income on acquired distressed residential mortgage loans relates to the accretable yield recognized at the pool level or on an individual loan basis, and not to contractual interest payments received at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “non-accretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the individual loan, or the pool (for loans grouped into a pool).

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

At March 31, 2015:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans (3)	Residential Securitized Loans(4)	Other(5)	Total

Carrying value	$643,185	$121,369	$420,474	$572,837	$142,677	$41,226	$1,941,768
Liabilities:
Callable(6)	(556,556)	(63,185)	—	(238,228)	—	—	(857,969)
Non-callable	—	—	(83,630)	(116,682)	(138,367)	(45,000)	(383,679)
Hedges (Net)(7)	1,272	(877)	—	—	—	—	395
Cash(8)	2,924	49,005	1,736	—	—	83,603	137,268
Other	4,417	3,646	(3,435)	22,326	991	(31,969)	(4,024)
Net capital allocated	$95,242	$109,958	$335,145	$240,253	$5,301	$47,860	$833,759

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.
(2)	The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of March 31, 2015 follows:

Multi-family loans held in securitization trusts, at fair value	$7,399,851
Multi-family CDOs, at fair value	(7,106,681)
Net carrying value	293,170
Investment securities available for sale, at fair value held in securitization trusts	39,251
Total CMBS, at fair value	332,421
First mortgage loan, mezzanine loan and equity investments	88,053
Securitized debt	(83,630)
Cash and other	(1,699)
Net Capital in Multi-Family	$335,145

(3)	Includes mortgage loans held for sale with a carrying value of $3.9 million that is included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.
(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.
(5)	Other includes CLOs having a carrying value of $35.1 million, non-Agency RMBS and loans held for investment. Other non-callable liabilities consist of $45.0 million in subordinated debentures.
(6)	Includes repurchase agreements.
(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.
(8)

Includes $39.6 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. Such deposit is included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.

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

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

For the three months ended March 31, 2015, we reported net income attributable to common stockholders of $22.1 million as compared to net income attributable to common stockholders of $21.3 million for the same period in 2014. The main components of the change in net income for the three months ended March 31, 2015, as compared to the same period in 2014 are detailed in the following table (dollar amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014	$ Change
Net interest income	$21,601	$19,825	$1,776
Total other income	$13,033	$13,475	$(442)
Total expenses	$10,846	$7,559	$3,287
Income from operations before income taxes	$23,788	$25,741	$(1,953)
Income tax expense	$245	$3,030	$(2,785)
Net income	$23,543	$22,711	$832
Preferred stock dividends	$(1,453)	$(1,453)	$—
Net income attributable to common stockholders	$22,090	$21,258	$832
Basic income per common share	$0.21	$0.29	$(0.08)
Diluted income per common share	$0.21	$0.29	$(0.08)

Net Interest Income

The increase in net interest income for the three months ended March 31, 2015 as compared to the corresponding period in the prior year is primarily attributable to an increase in the Company’s interest earning assets, which were approximately $1.8 billion for the quarter end March 31, 2015 as compared to $1.6 billion for the quarter ended March 31, 2014. In particular, the Company has increased its investments in distressed residential loans to $569.0 million as of March 31, 2015 from $234.4 million as of March 31, 2014, resulting in an increase of approximately $4.6 million in net interest income. Net interest income for the three months ended March 31, 2015 was negatively impacted by our Agency IO portfolio, where net interest income decreased by approximately $2.3 million due primarily to an increase in prepayment rates in the 2015 first quarter as compared to prepayment rates for the same period in the prior year. Net interest income for the three months ended March 31, 2015 from our Agency RMBS portfolio decreased by $0.7 million as compared to the corresponding period in the prior year due to a decrease in the portfolio’s average interest earning assets from approximately $764.2 million for the quarter ended March 31, 2014 to approximately $659.5 million for the quarter ended March 31, 2015. Net interest income for the three months ended March 31, 2015 was also negatively impacted by a decrease of approximately $0.5 million in net interest income on our multi-family portfolio primarily due to the sale of two of our Freddie-Mac CMBS K-Series investments in 2014 and one of our Freddie-Mac CMBS K-Series investments in early 2015. See “Quarterly Net Interest Spread” below.

Overall, net interest margin declined in the first quarter of 2015 as compared to the first quarter of 2014. In recent quarters, the Company has increased its capital allocation to distressed residential loans, as management believes that the current risk-adjusted returns on these assets are more attractive than the current risk-adjusted returns on its other targeted assets. As the Company continues to expand its distressed residential loan portfolio, it expects the net portfolio interest margin to trend downward, with the impact of lower net margin being partially offset by a slight increase in leverage. Our Freddie-Mac CMBS K-Series investments have higher yields than distressed residential loans but are generally financed with less leverage than residential loans.

Other Income

Total other income decreased by $0.4 million for the three months ended March 31, 2015 as compared to the same period in 2014. The changes in total other income were primarily driven by:

●

A decrease in realized gain on investment securities and related hedges of $0.9 million and an increase in net unrealized loss on investment securities and related hedges of $4.0 million for the three months ended March 31, 2015 as compared to the same period in 2014, which were primarily related to our Agency IO portfolio. The Agency IO portfolio is an actively managed strategy resulting in both unrealized and realized activity. The Agency IO strategy is a net interest margin-focused strategy in which we expect the unrealized and realized gains and losses to offset each other and result in no material income or loss over time. During the first quarter of 2015, the pricing of our Agency IO portfolio was negatively impacted by the significant spread widening due to an unexpected mortgage policy announcement from the Federal Housing Administration and increased interest rate volatility.

●	An increase in gain on de-consolidation of $1.5 million due to the sale of a first loss PO security issued by a single Freddie Mac-sponsored securitization included in the Consolidated K-Series.

●

An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $8.7 million for the three months ended March 31, 2015, as compared to the same period in 2014 which is primarily due to improved pricing on our multi-family CMBS investments that has been driven, in part, by increased market demand for this product.

●

A decrease in realized gains on distressed residential mortgage loans of $7.5 million for the three months ended March 31, 2015, as compared to the same period in 2014, due to lower refinancing and sale activity in the 2015 period. For the three months ended March 31, 2014, the Company generated $8.2 million of realized gains, with the majority of the realized income from loan resales. Income generated from the distressed residential loan workouts and resales was lower in the first quarter of 2015 as compared to the same period in 2014 and fourth quarter of 2014 primarily due to transaction timing. The Company’s goal when disposing of distressed residential loans is to consummate sales at the most favorable price that management believes it can obtain, which frequently results in selling to buyers with lengthier diligence requirements. As such, income generation from the workout or resale of these loans is expected to be uneven from quarter to quarter.

●

An increase in other income of $1.8 million for the three months ended March 31, 2015, as compared to the same period in 2014, which is primarily due to the following two factors: 1) an increase in income from our 67% outstanding common and preferred equity interest in RB Multifamily Investors LLC, an entity that invests in commercial real estate-related debt investments and is managed by RiverBanc, and 2) an increase in income related to our 20% membership interest in RiverBanc.

Comparative Expenses (dollar amounts in thousands)

	For the Three Months Ended March 31,
Expenses	2015	2014	$ Change
Salaries, benefits and directors’ compensation	$1,082	$1,050	$32
Base management and incentive fees	6,870	3,778	3,092
Expenses on distressed residential mortgage loans	1,884	1,212	672
Other	1,010	1,519	(509)
Total	$10,846	$7,559	$3,287

The increase in base management and incentive fees for the three months ended March 31, 2015, as compared to the same period in 2014, was driven by (i) the increase in assets managed by our external managers, and (ii) the $3.2 million incentive fee earned by RiverBanc from the sale of the multi-family CMBS security included in the Consolidated K-Series in the first quarter of 2015, resulting in a total realized gain of $10.9 million, including $9.4 million previously recognized in prior year earnings as unrealized gain on multi-family loans and debt held in securitization trusts and $1.5 million during the period as gain on de-consolidation. The increase in incentive fee earned by RiverBanc was partially offset by a decrease in incentive fee earned by Headlands due to lower loan sale activity during the period as compared to the prior period and a decrease in incentive fee earned by Midway due to losses incurred by the Agency IO portfolio during the period as compared to the same period in the prior year.

The $0.7 million increase in expenses related to distressed residential mortgage loans as compared to the same period in 2014 is due to a higher average balance of loans outstanding, thereby resulting in higher servicing costs, work-out costs and due diligence costs.

Income Tax Expense

The decrease in income tax expense for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to lower loan sale activity in our distressed residential loan portfolio. The realized gain on sale from loan activity is transacted in a taxable REIT subsidiary for REIT compliance purposes and accordingly is subject to local, state and federal taxes.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflect the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans including, distressed residential loans held in securitization trusts, loans held for investment, mezzanine loans and preferred equity investments accounted for as loans, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (expense) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield, average cost of funds and net interest spread for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

For the Quarter Ended March 31, 2015

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total

Interest Income	$3,315	$3,566	$7,821	$10,554	$871	$2,763	$28,890
Interest Expense	(1,220)	(198)	(1,486)	(3,687)	(239)	—	(6,830)
Interest Expense on Subordinated Debentures	—	—	—	—	—	(459)	(459)
Net Interest Income	$2,095	$3,368	$6,335	$6,867	$632	$2,304	$21,601

Average Interest Earning Assets (3)	$659,488	$131,589	$265,221	$576,214	$152,013	$30,250	$1,814,775
Weighted Average Yield on Interest Earning Assets(4)	2.01%	10.84%	11.80%	7.33%	2.29%	36.54%	6.37%
Average Cost of Funds(5)	0.85%	1.23%	7.15%	4.03%	0.67%	—	2.22%
Weighted Average Cost of subordinated debentures	—	—	—	—	—	4.08%	4.08%
Net Interest Spread(6)	1.16%	9.61%	4.65%	3.30%	1.62%	36.54%	4.15%

For the Quarter Ended March 31, 2014

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total

Interest Income	$4,028	$5,933	$9,210	$4,352	$978	$1,990	$26,491
Interest Expense	(1,210)	(223)	(2,425)	(2,077)	(235)	(37)	(6,207)
Interest Expense on Subordinated Debentures	—	—	—	—	—	(459)	(459)
Net Interest Income	$2,818	$5,710	$6,785	$2,275	$743	$1,494	$19,825

Average Interest Earning Assets (3)	$764,200	$146,880	$300,310	$231,910	$166,920	$22,020	$1,632,240
Weighted Average Yield on Interest Earning Assets(4)	2.11%	16.16%	12.27%	7.51%	2.34%	36.15%	6.49%
Average Cost of Funds(5)	0.72%	0.94%	7.23%	4.79%	0.60%	—	2.01%
Weighted Average Cost of subordinated debentures	—	—	—	—	—	4.08%	4.08%
Net Interest Spread(6)	1.39%	15.22%	5.04%	2.72%	1.74%	36.15%	4.48%

(1)

The Company determined it is the primary beneficiary of certain Freddie Mac-sponsored K-Series securitizations (the “Consolidated K-Series,” as defined below) and has consolidated the Consolidated K-Series into the Company’s financial statements.  Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us and interest income amounts represent interest income earned by securities that are actually owned by us. A reconciliation of our interest income in multi-family investments to our condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 is set forth below (dollar amounts in thousands):

	March 31, 2015	March 31, 2014
Interest income, multi-family loans held in securitization trusts	$66,300	$74,944
Interest income, investment securities, available for sale(Note 1)	827	2,417
Interest expense, multi-family collateralized obligations	(60,095)	(68,747)
Interest income, multi-family CMBS	7,032	8,614
Interest income, mezzanine loan and preferred equity investments(Note 1)	789	596
Interest income in Multi-Family	$7,821	$9,210

(Note 1)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

(2)

Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us.

(3)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost.
(4)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income for the quarter by our average Interest Earning Assets for the quarter.
(5)

Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding subordinated debentures for the quarter. Our Average Cost of funds includes interest expense on our interest rate swaps.

(6)	Net Interest Spread is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the Weighted Average Cost of subordinated debentures.

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non- Agency RMBS	Residential Securitizations	Weighted Average for Overall Portfolio
March 31, 2015	9.1%	6.5%	14.7%	15.5%	12.6%	11.4%
December 31, 2014	12.3%	6.5%	14.6%	13.7%	5.4%	11.1%
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%
December 31, 2013	6.7%	5.3%	13.5%	16.8%	12.6%	10.0%
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%
June 30, 2013	22.2%	6.4%	21.9%	18.3%	6.5%	15.4%

When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be adversely affected during periods of elevated prepayments, such as we experienced in January 2015. We experienced a decline of $4.6 million in net interest income during the quarter ended March 31, 2015 primarily as a result of higher than expected prepayment rates during the quarter. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Financial Condition

As of March 31, 2015, we had approximately $9.6 billion of total assets, as compared to approximately $10.5 billion of total assets as of December 31, 2014. The decrease in total assets is primarily a result of our de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust due to the sale of a first loss PO security in one of the Company’s Consolidated K-Series. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. As of March 31, 2015 and December 31, 2014, the Consolidated K-Series assets amount to approximately $7.4 billion and $8.4 billion, respectively. See "Significant Estimates and Critical Accounting Policies - Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations.

Balance Sheet Analysis

Investment Securities Available for Sale.  At March 31, 2015, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS, U.S. Treasury securities and CLOs, which are classified as investment securities available for sale. At March 31, 2015, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in carrying value of investment securities available for sale as of March 31, 2015 as compared to December 31, 2014 is primarily a result of principal paydowns, as well as changes in market value.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	March 31, 2015		December 31, 2014
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2011	$18,174	$19,302	$19,129	$20,329
2011	18,409	19,528	19,408	20,381
2012	131,898	138,216	135,885	140,983
Total ARMs	168,481	177,046	174,422	181,693

Fixed
2011	1,831	1,919	1,899	1,973
2012	443,383	464,220	458,871	476,708
Total Fixed	445,214	466,139	460,770	478,681

IO
Prior to 2011	189,357	26,786	202,962	28,312
2011	125,414	19,418	132,545	20,858
2012	264,970	42,808	278,332	46,262
2013	121,039	20,854	125,176	21,822
2014	16,039	1,510	16,577	1,877
Total IOs	716,819	111,376	755,592	119,131

Total Agency RMBS	1,330,514	754,561	1,390,784	779,505

U.S. Treasury securities
2015	10,000	9,993	—	—

Non Agency RMBS
2006	2,403	1,847	2,533	1,939
CLOs
2007	35,550	35,143	35,550	35,203

Total	$1,378,467	$801,544	$1,428,867	$816,647

Investment Securities Available for Sale Held in Securitization Trusts.  At March 31, 2015, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to Consolidated VIEs that have been securitized into beneficial interests. The following table sets forth the balances of our investment securities available for sale held in securitization trusts by vintage (i.e., by issue year) as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	March 31, 2015		December 31, 2014
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$883,123	$39,251	$886,117	$38,594
Total	$883,123	$39,251	$886,117	$38,594

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At March 31, 2015, residential mortgage loans held in securitization trusts totaled approximately $142.7 million. The Company’s net investment in the residential securitization trusts was $5.3 million at March 31, 2015, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 83.3% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 9 years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
March 31, 2015	380	$145,695	$142,677
December 31, 2014	395	$152,277	$149,614

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	March 31, 2015			December 31, 2014
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$437	2,950	48	$441	$2,950	$48
Current Coupon Rate	2.74%	7.25%	1.25%	2.75%	7.25%	1.25%
Gross Margin	2.38%	4.13%	1.13%	2.38%	4.13%	1.13%
Lifetime Cap	11.34%	13.25%	9.38%	11.34%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	242	249	208	245	252	211
Average Months to Reset	6	11	1	5	11	1
Original FICO Score	725	818	593	726	818	593
Original LTV	70.30%	95.00%	13.94%	70.38%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the three months ended March 31, 2015 and 2014, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2015	$152,277	$968	$(3,631)	$149,614
Principal repayments	(6,775)	—	—	(6,775)
Provision for loan loss	—	—	(310)	(310)
Transfer to real estate owned	193	—	(1)	192
Charge-Offs	—	—	—	—
Amortization of premium	—	(44)	—	(44)
Balance, March 31, 2015	$145,695	$924	$(3,942)	$142,677

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2014	$165,173	$1,053	$(2,989)	$163,237
Principal repayments	(4,365)	—	—	(4,365)
Provision for loan loss	—	—	(16)	(16)
Transfer to real estate owned	(212)	—	157	(55)
Charge-Offs	741	—	—	741
Amortization of premium	—	(30)	—	(30)
Balance, March 31, 2014	$161,337	$1,023	$(2,848)	$159,512

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

At March 31, 2015 and December 31, 2014, distressed residential mortgage loans had a carrying value of $569.0 million and $582.7 million, respectively.

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $213.3 million and $221.6 million at March 31, 2015 and December 31, 2014, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $111.7 million and $110.3 million at March 31, 2015 and December 31, 2014, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $324.0 million and $327.4 million at March 31, 2015 and December 31, 2014, respectively, are pledged as collateral for a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch.

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
March 31, 2015	6,213	$667,389	$568,979
December 31, 2014	6,291	$684,508	$582,698

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	March 31, 2015	December 31, 2014
50.00% or less	3.5%	3.6%
50.01% - 60.00%	3.6%	3.7%
60.01% - 70.00%	6.5%	6.6%
70.01% - 80.00%	9.1%	9.0%
80.01% - 90.00%	11.8%	11.9%
90.01% - 100.00%	12.5%	12.4%
100.01% and over	53.0%	52.8%
Total	100.0%	100.0%

FICO Scores at Purchase	March 31, 2015	December 31, 2014
550 or less	13.9%	13.8%
551 to 600	26.5%	26.3%
601 to 650	29.3%	29.0%
651 to 700	18.2%	18.4%
701 to 750	8.8%	8.9%
751 to 800	2.8%	3.0%
801 and over	0.5%	0.6%
Total	100.0%	100.0%

Current Coupon	March 31, 2015	December 31, 2014
3.00% or less	17.3%	17.1%
3.01% - 4.00%	7.1%	7.0%
4.01% - 5.00%	15.2%	15.2%
5.01% – 6.00%	12.7%	12.7%
6.01% and over	47.7%	48.0%
Total	100.0%	100.0%

Delinquency Status	March 31, 2015	December 31, 2014
Current	86.2%	88.2%
31 – 60 days	8.3%	5.5%
61 – 90 days	1.1%	2.3%
90+ days	4.4%	4.0%
Total	100.0%	100.0%

Origination Year	March 31, 2015	December 31, 2014
2005 or earlier	25.7%	25.6%
2006	19.9%	19.8%
2007	36.5%	36.5%
2008 or later	17.9%	18.1%
Total	100.0%	100.0%

Consolidated K-Series. As of March 31, 2015 and December 31, 2014, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five and six Freddie Mac-sponsored multi-family K-Series securitizations as of March 31, 2015 and December 31, 2014, respectively, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of March 31, 2015 and December 31, 2014, the Consolidated K-Series was comprised of $7.4 billion and $8.4 billion, respectively, in multi-family loans held in securitization trusts and $7.1 billion and $8.0 billion, respectively, in multi-family CDOs outstanding with a weighted average interest rate of 3.98%. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three months ended March 31, 2015 included $66.3 million in interest income and $60.1 million in interest expense, respectively. Also, we recognized a $13.6 million unrealized gain in the condensed consolidated statement of operations for the three months ended March 31, 2015 as a result of the fair value accounting method election.  We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $293.2 million and $317.5 million as of March 31, 2015 and December 31, 2014, respectively.

In February 2015, the Company sold a first loss PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of March 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands, except as noted):

March 31, 2015	December 31, 2014
Current balance of loans	$9,186,934	$10,189,074
Number of loans	551	610
Weighted average original LTV	68.8%	68.8%
Weighted average underwritten debt service coverage ratio	1.49	x	1.48	x
Current average loan size	$16,673	$16,703
Weighted average original loan term (in months)	119	119
Weighted average current remaining term (in months)	83	82
Weighted average loan rate	4.40%	4.54%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.7%	13.5%
Texas	12.6%	12.5%
New York	8.0%	7.7%
Maryland	5.2%	5.2%

Financing Arrangements, Portfolio Investments. As of March 31, 2015 and December 31, 2014, we had approximately $619.7 million and $652.0 million of repurchase agreement borrowings outstanding, respectively.   As of March 31, 2015 and December 31, 2014, the current weighted average borrowing rate on these financing facilities was 0.44% and 0.43%, respectively.

As of March 31, 2015 and December 31, 2014, we had no counterparties where the amount at risk was in excess of 5% of stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of March 31, 2015 and December 31, 2014, the outstanding balance under our repurchase agreements was funded at an advance rate of 93.0% and 92.8% that implies an average haircut of 7.0% and 7.2%, respectively. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs) and Agency IOs was approximately 5% and 25%, respectively.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2015, 2014 and 2013 for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2015	$633,132	$619,741	$645,162

December 31, 2014	$658,360	$651,965	$668,901
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857
March 31, 2014	$774,545	$767,827	$784,019

December 31, 2013	$796,044	$791,125	$800,193
September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667
March 31, 2013	$879,732	$878,824	$882,611

Financing Arrangements, Distressed Residential Mortgage Loans. On December 16, 2014, the Company entered into a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch, to fund a portion of the purchase price of a pool of distressed residential mortgage loans comprised of re-performing loans. The outstanding balance on the master repurchase agreement, as of March 31, 2015 and December 31, 2014, amounts to approximately $238.2 million and $238.9 million, respectively, bore interest at one-month LIBOR plus 2.50% (2.67% and 2.66% at March 31, 2015 and December 31, 2014, respectively) and expires on December 17, 2015. Distressed residential mortgage loans with a carrying value of approximately $324.0 million at March 31, 2015, are pledged as collateral for the borrowings under the master repurchase agreement.

Residential Collateralized Debt Obligations. As of March 31, 2015 and December 31, 2014, we had Residential CDOs of $138.4 million and $145.5 million, respectively. As of March 31, 2015 and December 31, 2014, the weighted average interest rate of these Residential CDOs was 0.55%. The Residential CDOs are collateralized by ARM loans with a principal balance of $145.7 million and $152.3 million at March 31, 2015 and December 31, 2014, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of March 31, 2015 and December 31, 2014, had a net investment in the residential securitization trusts of $5.3 million and $5.6 million, respectively.

Securitized Debt. As of March 31, 2015 and December 31, 2014 we had approximately $200.3 million and $232.9 million of securitized debt, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 7 of our condensed consolidated financial statements included in this report for more information on securitized debt. The reduction in our securitized debt is due to paydown of principal during the period from the proceeds of the sale of distressed residential loans held in securitization trusts in December 2014.

Subordinated Debentures. As of March 31, 2015, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.1%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term repurchase agreement borrowings or Residential CDOs to a fixed rate. At March 31, 2015, the Company had $350.0 million of notional amount of interest rate swaps outstanding, designated as hedging instruments with a fair market liability value, net of $0.1 million. At December 31, 2014, the Company had $350.0 million of notional amount of interest rate swaps outstanding, designated as hedging instruments with a fair market asset value of $1.1 million. The interest rate swaps qualify as cash flow hedges for financial reporting purposes.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2015 was $833.8 million and included $11.9 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $6.5 million in unrealized gains primarily related to our CLOs, $12.5 million in net unrealized gains related to our CMBS, partially offset by $0.1 million in unrealized derivative losses related to cash flow hedges and $7.0 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2014 was $817.9 million and included $10.0 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $9.1 million in unrealized gains primarily related to our CLOs, $12.4 million in net unrealized gains related to our CMBS and $1.1 million in unrealized derivative gains related to cash flow hedges, partially offset by $12.6 million in unrealized losses related to our Agency RMBS and non-Agency RMBS.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three months ended March 31, 2015 (amounts in thousands, except per share):

	Three Months Ended March 31, 2015
	Amount	Shares	Per Share(1)
Beginning Balance	$742,927	105,095	$7.07
Common stock issuance, net	21,013	2,857
Balance after share issuance activity	763,940	107,952	7.08
Dividends declared	(29,147)		(0.27)
Net change AOCI: (2)
Hedges	(1,261)		(0.01)
RMBS	5,586		0.05
CMBS	68		—
CLOs	(2,517)		(0.02)
Net income attributable to common stockholders	22,090		0.20
Ending Balance	$758,759	107,952	$7.03

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of March 31, 2015 of 107,952,340.
(2)	Accumulated other comprehensive income (“AOCI”).

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our principal only multi-family CMBS are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain securities, primarily CMBS and distressed residential mortgage loans as part of its overall investment strategy and these sales will provide additional liquidity

During the three months ended March 31, 2015, net cash increased by $13.4 million, as a result of $109.1 million provided by investing activities and $6.0 million of cash provided by operating activities offset by $101.7 million used in financing activities. Our investing activities primarily included $44.3 million in proceeds from sale of loans held in multi-family securitization trusts, $11.6 million in principal paydowns received on investment securities available for sale, $19.8 million in principal repayments received on multi-family loans held in securitization trusts, $6.8 million in principal repayments received on residential mortgage loans held in securitization trusts, $36.6 million in principal repayments and proceeds from sales and refinancings of distressed residential mortgage loans, partially offset by $12.7 million in the funding of mezzanine loans and preferred equity investments. Our financing activities primarily included net proceeds from common stock issuances of $20.8 million, partially offset by $32.9 million in payments of financing arrangements, $19.8 million in payments made on multi-family CDOs, $29.8 million in dividends paid on common stock and Series B Preferred Stock, $7.2 million in payments made on Residential CDOs, and $32.8 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. We also expect in future periods to utilize secured advances from the FHLBI. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt (including financings similar to our CMBS Master Repurchase Agreements), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At March 31, 2015, we had cash and cash equivalents balances of $89.0 million, which increased from $75.6 million at December 31, 2014. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

In light of the evolving repurchase agreement lending environment, we intend to replace a portion of our repurchase agreement borrowings with secured advances from the FHLBI, of which one of our subsidiaries is a member. Each advance from the FHLBI will require approval by the FHLBI and will be secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI. Eligible collateral may include conventional one-to-four family residential mortgage loans, CMBS, Agency RMBS and Non-Agency RMBS with an A rating and above. In connection with GLIH becoming a member of the FHLBI, the Company has agreed to guarantee the due and punctual payment of GLIH’s obligations under its financing agreement with FHLBI. The Company began to receiving secured advances from the FHLBI beginning in April 2015.

As of March 31, 2015, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with nine different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of March 31, 2015, we had an aggregate amount at risk under our repurchase agreements with nine counterparties of approximately $63.5 million, with no more than approximately $27.6 million at risk with any single counterparty.

At March 31, 2015, the Company had short-term repurchase agreement borrowings of $619.7 million as compared to $652.0 million as of December 31, 2014. In addition to our excess cash, the Company has $192.6 million in unencumbered securities, including $81.0 million of multi-family CMBS (which represents the net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series), $78.1 million of RMBS, of which $76.2 million are Agency RMBS, $35.1 million of CLOs and $2.0 million of U.S. Treasury securities. The $89.0 million of cash, the $81.0 in multi-family CMBS, the $78.1 million in RMBS, $35.1 million of CLOs, $2.0 million of U.S. Treasury securities and $39.6 million held in overnight deposits in our Agency IO portfolio included in restricted cash that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements, which collectively represent 52.4% of our financing arrangements, portfolio investments, are liquid and could be monetized to pay down or collateralize the liability immediately.

At March 31, 2015, the Company also had a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch, in an aggregate principal amount of up to $260.0 million, expiring on December 17, 2015. The outstanding balance under the master repurchase agreement amounted to approximately $238.2 million at March 31, 2015. This master repurchase agreement is collateralized by distressed residential mortgage loans with a carrying value of $324.0 million at March 31, 2015.

At March 31, 2015, we also had other longer-term debt, including Residential CDOs outstanding of $138.4 million, multi-family CDOs outstanding of $7.1 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $200.3 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2013 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 of our condensed consolidated financial statements.

As of March 31, 2015, our overall leverage ratio, including both our short- and longer-term financing, such as securitized debt and subordinated debt (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 1.4 to 1. As of March 31, 2015, our leverage ratio on our short term financings or callable debt was approximately 1.1 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $330.8 million at March 31, 2015, and is included in payable for securities purchased on our condensed consolidated balance sheet.

We also use U.S. Treasury securities, U.S. Treasury futures, swaps and swaptions and options to hedge interest rate risk associated with our investments in Agency IOs and interest rate swap agreements and swaptions as a mechanism to reduce the interest rate risk of our Agency ARMs and residential mortgage loans held in securitization trusts.

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

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. On April 22, 2015, the Company closed on an underwritten public offering of 3,600,000 shares of the Company’s 7.875% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”). The issuance and sale of the 3,600,000 shares of Series C Preferred Stock resulted in total net proceeds to the Company of approximately $87.0 million after deduction of underwriting discounts and commissions and estimated offering expenses. In addition, the Company granted the underwriters of the offering a 30-day option to purchase up to an additional 540,000 shares of Series C Preferred Stock on the same terms and conditions, which has not been exercised as of the date of this report. The Company expects to use the net proceeds of the offering to acquire certain of its targeted assets and various other types of mortgage-related and financial assets that it may target from time to time. The Company may also use net proceeds for general working capital purposes, including the repayment of indebtedness.

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

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the three months ended March 31, 2015, the Company issued 1,375,682 shares under the Equity Distribution Agreements, at an average sales price of $8.04, resulting in total net proceeds to the Company of $10.8 million, after deducting the placement fees. As of March 31, 2015, approximately $63.9 million remains available for issuance under the Equity Distribution Agreements.

On March 20, 2015, in connection with the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to JMP a notice of termination of the Equity Distribution Agreement dated June 11, 2012 (the “Prior Equity Distribution Agreement”), which termination became effective March 23, 2015. The Prior Equity Distribution Agreement provided for the sale by the Company of common stock having a maximum aggregate value of up to $25,000,000 from time to time through JMP, as the Company’s agent. During the three months ended March 31, 2015, the Company issued 1,326,676 shares under the Prior Equity Distribution Agreement, at an average sales price of $7.89 resulting in total net proceeds to the Company of $10.3 million, after deducting the placement fees. During the three months ended March 31, 2014, there were no shares issued under the Prior Equity Distribution Agreement. During the term of the Prior Equity Distribution Agreement, the Company sold a total of 2,153,989 shares of its common stock at an average price of $7.63 per share pursuant to the Prior Distribution Agreement, resulting in net proceeds to the Company of approximately $16.1 million

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014 - Comparative Expenses" for more information regarding the base management and incentive fee incurred during the three months ended March 31, 2015.

Dividends

On March 18, 2015, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on January 15, 2015 and ended on April 14, 2015. This dividend was paid on April 15, 2015 to holders of record of Series B Preferred Stock as of April 1, 2015.

On March 18, 2015, we declared a 2015 first quarter cash dividend of $0.27 per common share. The dividend was paid on April 27, 2015 to common stockholders of record as of March 30, 2015.  The dividend was paid out of our working capital.

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, Cayman Islands Branch, in the amount of $238.2 million at March 31, 2015 with a net exposure of $85.8 million. We have outstanding interest rate swap agreements with Credit Suisse International as a counterparty in the amount of $245 million notional with a net exposure of $0.4 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

Federal Home Loan Bank Membership

As a member of the FHLBI, the Company expects that GLIH will have access to a variety of products and services offered by the FHLBI, including secured advances. The Company’s access to the advances from the FHLBI discussed above is dependent on a number of factors, including regulatory requirements of the Federal Housing Finance Agency (“FHFA”) or the Federal Home Loan Bank. In September 2014, the FHFA issued a Notice of Proposed Rulemaking which asserts that the membership of any captive insurer that became a member of a Federal Home Loan Bank after the publication date of the Notice of Proposed Rulemaking and did not meet the eligibility requirements for membership set out in the proposed rule will have its Federal Home Loan Bank membership terminated and will be required to promptly liquidate any and all advances made to it by a Federal Home Loan Bank upon the date of adoption of any final rule that tracks the eligibility requirements of the proposed rule, as well as pay associated early termination fees and accrued interest.

GLIH does not meet the eligibility requirements set out in the proposed rule and does not expect to meet them if those requirements remain in any final rule. As a result, GLIH may be required to terminate its membership in the FHLBI and liquidate any and all advances made to it in the future if it fails to meet the eligibility requirements set out in any final rule issued by the FHFA. In the event GLIH is required to liquidate any advances from FHLBI, the Company would expect to replace those advances with borrowings from other financing sources, including repurchase agreements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K, “Item 1A. Risk Factors” on page 74 and our subsequent periodic reports filed with the SEC.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of March 31, 2015 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$7,219
+100	$6,647
-100	$(17,018)

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

Our principal sources of liquidity are the repurchase agreements on our mortgage-backed securities and a portion of our distressed residential loans, the CDOs we have issued to finance our loans held in securitization trusts, securitized debt, trust preferred securities, the principal and interest payments from our assets, cash proceeds from the issuance of equity or debt securities (as market and other conditions permit) and cash proceeds from sale of distressed residential loans. We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

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

With respect to the $569.0 million of distressed residential loans the Company owned at March 31, 2015, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments.  Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of March 31, 2015, we own $299.2 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 31.7% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool. As of March 31, 2015, we own approximately $35.1 million of notes issued by a CLO at a discounted purchase price equal to 80.4% of par. The securities are backed by a portfolio of corporate loans.  We also own approximately $39.6 million of first mortgage loan, mezzanine loan and equity investments at March 31, 2015, backed by residential and multi-family properties. We also have invested approximately $47.5 million in equity and debt securities issued by an entity that invests in commercial real estate-related debt investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2015, and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2015, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(103,910)	3.31
+100	$(51,135)	2.81
Base		2.13
-100	$34,607	1.11

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We previously disclosed risk factors under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Our wholly-owned subsidiary, GLIH, which became a member of the FHLBI on February 20, 2015, does not meet the eligibility requirements set out in the FHFA’s September 2014 Notice of Proposed Rulemaking and does not expect to meet them if those requirements remain in any final rule, in which case GLIH’s FHLBI membership would be terminated and GLIH would be required to promptly liquidate any and all advances made to it by the FHLBI. We may be unable to obtain sufficient financing on favorable terms or at all to repay or replace GLIH’s future outstanding advances from the FHLBI upon any such required liquidation, which could adversely affect our liquidity and/or cause us to sell our assets under adverse market conditions and possibly incur substantial losses.

On February 20, 2015, GLIH, a Michigan-domiciled and licensed insurance company, became a member of the FHLBI. The Federal Housing Finance Agency, or FHFA, in its Notice of Proposed Rulemaking, dated September 2, 2014, or the Proposing Release, asserts that the FHFA will require the immediate termination of the Federal Home Loan Bank membership of any captive insurance company member that (i) did not meet the eligibility requirements for membership set out in the proposed rule and (ii) was approved for membership during the period between the publication of the proposed rule and the effective date of the final rule. In addition to immediate termination of Federal Home Loan Bank membership, the Proposing Release asserts that the FHFA will also require the prompt liquidation of any and all outstanding advances to such captive insurer. The Proposing Release states that the FHFA will consider whether to make the termination of membership and the prompt liquidation of advances explicit in the final rule. GLIH does not meet the eligibility requirements set out in the proposed rules, and if the final rule contains the same eligibility requirements, GLIH does not expect to satisfy such requirements. Accordingly, there can be no assurance as to whether GLIH’s membership in the FHLB will continue past the adoption, if any, of a final rule, nor can there be any assurance as to when or if any final rule is adopted, what provisions the final rule may contain, or whether there would be any successful regulatory or judicial challenge which would alter the application of the FHFA’s assertions. If a final rule is adopted that requires us to promptly liquidate GLIH’s advances from the FHLBI as well as pay associated early termination fees and accrued interest, there can be no assurance that we will be able to obtain sufficient financing on favorable terms or at all to repay or replace our outstanding advances from the FHLBI upon any such liquidation, which could adversely affect our liquidity and/or force us to sell our assets under adverse market conditions and incur substantial losses. Additionally, if GLIH’s membership is terminated, we would be at a competitive disadvantage vis-à-vis our competitors with captive insurance company members of a Federal Home Loan Bank which became members prior to the publication of the Proposing Release and therefore have and will continue to have access to long-term funding with which to acquire their target assets.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 7, 2015	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Kristine R. Nario
Kristine R. Nario
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1(a)

Articles of Amendment and Restatement of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2014).

3.2

Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 4, 2011).

3.3

Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on May 31, 2013).

3.4

Articles Supplementary classifying and designating 2,550,000 additional shares of the Company’s Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 2015).

3.5

Articles Supplementary classifying and designating the 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on April 21, 2015).

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

4.3(a)

Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2012).

4.3(b)

Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated March 15, 2005. (Incorporated by reference to Exhibit 4.3(b) to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2012).

4.3(d)	Parent Guarantee Agreement by New York Mortgage Trust, Inc. for the benefit of the Federal Home Loan Bank of Indianapolis, dated April 1, 2015.

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.4

Form of Certificate representing the Series B Preferred Stock. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on May 31, 2013).

4.5

Form of Certificate representing the Series C Preferred Stock. (Incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on April 21, 2015).

10.1	Advances, Pledge and Security Agreement, dated March 23, 2015, between Great Lakes Insurance Holdings LLC and the Federal Home Loan Bank of Indianapolis.

10.2

Equity Distribution Agreement, dated March 20, 2015, by and between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 2015).

10.3

Equity Distribution Agreement, dated March 20, 2015, by and between the Company and MLV & Co. LLC. (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 2015).

10.4

Underwriting Agreement, dated as of April 15, 2015, by and among the Company, Morgan Stanley & Co. LLC, UBS Securities LLC and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 21, 2015).

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Presentation Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2015; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements.