Form 10-Q
period 2015-09-30
NEW YORK MORTGAGE TRUST INC
filed 2015-11-05
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on November 1, 2015 was 109,401,721.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value (including pledged securities of $636,081 and $702,684, respectively)	$733,227	$816,647
Investment securities, available for sale, at fair value held in securitization trusts	40,608	38,594
Residential mortgage loans held in securitization trusts (net)	132,882	149,614
Distressed residential mortgage loans held in securitization trusts (net)	156,062	221,591
Distressed residential mortgage loans	353,357	361,106
Multi-family loans held in securitization trusts, at fair value	7,296,462	8,365,514
Derivative assets	286,913	288,850
Receivables for securities sold	1,480	—
Cash and cash equivalents	123,801	75,598
Receivables and other assets	237,018	222,491
Total Assets (1)	$9,361,810	$10,540,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$586,075	$651,965
Financing arrangements, distressed residential mortgage loans	185,452	238,949
Residential collateralized debt obligations	129,090	145,542
Multi-family collateralized debt obligations, at fair value	7,011,351	8,048,053
Securitized debt	140,946	232,877
Derivative liabilities	6,670	1,463
Payable for securities purchased	283,991	283,537
Accrued expenses and other liabilities (including $572 and $6,317 to related parties, respectively)	62,587	74,692
Subordinated debentures	45,000	45,000
Total liabilities (1)	8,451,162	9,722,078
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 and 3,450,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively, 3,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	72,397	72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized as of September 30, 2015, 3,600,000 and 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	86,862	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 109,401,721 and 105,094,565 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,094	1,051
Additional paid-in capital	734,381	701,871
Accumulated other comprehensive income	2,222	10,015
Retained earnings	13,692	32,593
Total stockholders' equity	910,648	817,927
Total Liabilities and Stockholders' Equity	$9,361,810	$10,540,005
(1) Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of September 30, 2015 and December 31, 2014, assets of consolidated VIEs totaled $7,674,252 and $8,847,078, respectively, and the liabilities of consolidated VIEs totaled $7,307,182 and $8,457,034, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Investment securities and other	$6,792	$12,868	$28,332	$42,025
Multi-family loans held in securitization trusts	63,431	75,891	192,715	226,336
Residential mortgage loans held in securitization trusts	875	970	2,950	2,772
Distressed residential mortgage loans	11,489	5,208	31,975	14,590
Total interest income	82,587	94,937	255,972	285,723

INTEREST EXPENSE:
Investment securities and other	3,432	1,230	10,337	4,102
Multi-family collateralized debt obligations	57,388	69,310	174,475	207,167
Residential collateralized debt obligations	219	223	679	686
Securitized debt	2,782	4,389	8,883	13,350
Subordinated debentures	474	465	1,402	1,390
Total interest expense	64,295	75,617	195,776	226,695
NET INTEREST INCOME	18,292	19,320	60,196	59,028

OTHER INCOME (EXPENSE):
Provision for loan losses	(1,117)	(82)	(1,664)	(1,234)
Realized (loss) gain on investment securities and related hedges, net	(2,895)	17,055	(3,062)	20,419
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	—	—	1,483	—
Realized gain on distressed residential mortgage loans	27,224	834	31,514	9,477
Unrealized loss on investment securities and related hedges, net	(2,631)	(1,020)	(3,643)	(4,047)
Unrealized (loss) gain on multi-family loans and debt held in securitization trusts, net	(2,170)	18,115	16,876	43,060
Loss on extinguishment of debt	—	(3,397)	—	(3,397)
Other income (including $1,293, $1,244, $4,873 and $1,548 from related parties, respectively)	1,807	1,613	6,393	2,326
Total other income	20,218	33,118	47,897	66,604

Base management and incentive fees (including $1,029, $5,747, $5,851 and $7,966 to related parties, respectively)	3,676	7,752	14,687	15,396
Expenses related to distressed residential mortgage loans	3,261	1,491	7,827	3,920
Other general and administrative expenses	2,893	2,370	7,302	7,433
Total general, administrative and other expenses	9,830	11,613	29,816	26,749

INCOME FROM OPERATIONS BEFORE INCOME TAXES	28,680	40,825	78,277	98,883
Income tax expense	3,048	1,100	4,471	4,668
NET INCOME	25,632	39,725	73,806	94,215
Preferred stock dividends	(3,225)	(1,453)	(7,765)	(4,359)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,407	$38,272	$66,041	$89,856

Basic income per common share	$0.20	$0.42	$0.61	$1.06
Diluted income per common share	$0.20	$0.42	$0.61	$1.06
Weighted average shares outstanding-basic	109,402	90,685	108,061	85,018
Weighted average shares outstanding-diluted	109,402	90,685	108,061	85,018

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,407	$38,272	$66,041	$89,856
OTHER COMPREHENSIVE INCOME (LOSS)
Increase in net unrealized gain on available for sale securities	3,566	3,759	3,212	25,636
Reclassification adjustment for net gain included in net income	—	(4,884)	(9,063)	(4,884)
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(781)	1,181	(1,942)	(149)
OTHER COMPREHENSIVE INCOME (LOSS)	2,785	56	(7,793)	20,603
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$25,192	$38,328	$58,248	$110,459

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2014	$1,051	$72,397	$701,871	$32,593	$10,015	$817,927
Net income	—	—	—	73,806	—	73,806
Stock issuance, net	43	86,862	32,510	—	—	119,415
Dividends declared	—	—	—	(92,707)	—	(92,707)
Reclassification adjustment for net gain included in net income	—	—	—	—	(9,063)	(9,063)
Increase in net unrealized loss on available for sale securities	—	—	—	—	3,212	3,212
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(1,942)	(1,942)
Balance, September 30, 2015	$1,094	$159,259	$734,381	$13,692	$2,222	$910,648

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$73,806	$94,215
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	1,440	(2,883)
Realized loss (gain) on investment securities and related hedges, net	3,062	(20,419)
Realized gain on distressed residential mortgage loans	(31,514)	(9,477)
Unrealized loss on investment securities and related hedges, net	3,643	4,047
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	(1,483)	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(16,876)	(43,060)
Net decrease in loans held for sale	14	38
Loss on extinguishment of debt	—	3,397
Provision for loan losses	1,664	1,234
Income from investments in limited partnerships and limited liability companies	(8,603)	(2,192)
Distributions of income from investments in limited partnership and limited liability companies	6,199	1,019
Amortization of stock based compensation, net	721	929
Changes in operating assets and liabilities:
Receivables and other assets	8,331	(825)
Accrued expenses and other liabilities and accrued expenses, related parties	(11,758)	2,629
Net cash provided by operating activities	28,646	28,652
Cash Flows from Investing Activities:
Restricted cash	1,577	(19,754)
Purchases of investment securities	(87,844)	(20,273)
Proceeds from sales of investment securities	67,775	41,442
Purchases of FHLBI stock	(5,445)	—
Purchases of other assets	(29)	(100)
Funding of first mortgage loan	—	(1,142)
Funding of mezzanine loans, equity and preferred equity investments	(43,800)	(12,567)
Proceeds from sale of mezzanine loans	—	5,590
Net (purchases) proceeds on other derivative instruments settled during the period	(5,820)	4,360
Principal repayments received on residential mortgage loans held in securitization trusts	16,100	9,949
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	232,075	61,036
Principal repayments received on multi-family loans held in securitization trusts	57,421	50,195
Principal paydowns on investment securities - available for sale	79,055	75,140
Proceeds from sale of real estate owned	750	3,559
Purchases of residential mortgage loans and distressed residential mortgage loans	(97,654)	(50,515)
Proceeds from sales of loans held in multi-family securitization trusts	65,587	—
Net cash provided by investing activities	279,748	146,920
Cash Flows from Financing Activities:
Payments made on financing arrangements, net of FHLBI advances	(119,387)	(163,244)
Common stock issuance, net	31,832	185,734
Preferred stock issuance, net	86,862	—
Dividends paid on common stock	(87,061)	(62,220)
Dividends paid on preferred stock	(5,993)	(4,359)
Payments made on residential collateralized debt obligations	(16,519)	(10,151)
Payments made on multi-family collateralized debt obligations	(57,411)	(53,543)
Payments made on securitized debt	(92,514)	(71,074)
Net cash used in financing activities	(260,191)	(178,857)
Net Increase (Decrease) in Cash and Cash Equivalents	48,203	(3,285)
Cash and Cash Equivalents - Beginning of Period	75,598	31,798
Cash and Cash Equivalents - End of Period	$123,801	$28,513

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$232,077	$265,842
Cash paid for income taxes	$2,720	$5,741
Non-Cash Investment Activities:
Sales of investment securities not yet settled	$1,480	$—
Purchase of investment securities not yet settled	$283,991	$215,417
Deconsolidation of multi-family loans held in securitization trusts	$1,075,529	$—
Deconsolidation of multi-family collateralized debt obligations	$1,009,942	$—
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$26,256	$24,485
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$1,453

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("we," "our," "NYMT" or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to manage a portfolio of investments that will deliver stable distributions to our stockholders over diverse economic conditions. We intend to achieve this objective through a combination of net interest margin and net realized capital gains from our investment portfolio. Our portfolio includes investments in mortgage-related and financial assets, residential mortgage loans, including loans sourced from distressed markets, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in commercial real estate and commercial real estate-related debt investments, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans.

The Company conducts its business through the parent company, New York Mortgage Trust, Inc., and several subsidiaries, including special purpose subsidiaries established for residential loan and CMBS securitization purposes, taxable REIT subsidiaries ("TRSs") and qualified REIT subsidiaries ("QRSs"). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of September 30, 2015, the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, the accompanying condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2015 and the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts as of September 30, 2015 and December 31, 2014 are comprised of multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, or “first loss tranche”, and certain IOs issued from two Freddie Mac-sponsored multi-family K-Series securitizations. These securities are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying condensed consolidated statements of operations. Purchase premiums or discounts are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method.

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

Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Under ASC 310-30, the acquired loans may be accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance

Under ASC 310-30, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans in each pool or individually using a level yield methodology. Accordingly, our acquired distressed residential mortgage loans accounted for under ASC 310-30 are not subject to classification as nonaccrual classification in the same manner as our residential mortgage loans that were not distressed when acquired by us. Rather, interest income on acquired distressed residential mortgage loans relates to the accretable yield recognized at the pool level or on an individual loan basis, and not to contractual interest payments received at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the individual loan, or the pool (for loans grouped into a pool).

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in five and six Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of September 30, 2015 and December 31, 2014, respectively. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying condensed consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

Mezzanine loans and preferred equity investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting. See “Investment in Limited Partnership and Limited Liability Companies.” The mezzanine loans and preferred equity investments are included in receivables and other assets.

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

Receivables and Other Assets – Receivables and other assets as of September 30, 2015 and December 31, 2014 include restricted cash held by third parties of $52.7 million and $54.2 million, respectively. Included in restricted cash is $23.9 million and $40.6 million held in our Agency IO portfolio to be used for trading purposes and $12.1 million and $11.4 million held by counterparties as collateral for hedging instruments as of September 30, 2015 and December 31, 2014, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $23.9 million and $29.8 million as of September 30, 2015 and December 31, 2014, respectively.

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

On February 20, 2015, our wholly-owned subsidiary, Great Lakes Insurance Holdings LLC (“GLIH”), became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, GLIH has access to a variety of products and services offered by the FHLBI, including secured advances. As of September 30, 2015, GLIH had $121 million in outstanding secured advances from FHLBI, which are included on the Company’s accompanying condensed balance sheets in financing arrangements, portfolio investments.

Financing Arrangements, Distressed Residential Mortgage Loans – The Company finances a portion of its distressed residential mortgage loans through a repurchase agreement, expiring within one year. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $0.4 million as of September 30, 2015 and $1.7 million as of December 31, 2014. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are included on the Company’s accompanying condensed consolidated balance sheets in receivables and other assets in the amount of $1.3 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the three and nine months ended September 30, 2015 and 2014.

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

Revenue Recognition (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance creates a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-09 also creates a new topic in the Codification, Topic 606 (“ASC 606”). In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) establishes a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3) provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities. The Company is currently assessing the impact of this guidance.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The update is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The guidance is effective for fiscal years beginning after December 31, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company is currently assessing the impact of this guidance.

Interest - Imputation of Interest (Topic 835)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. We do not expect the adoption of ASU 2015-03 to have a significant effect on our financial condition, results of operations and disclosures.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	September 30, 2015				December 31, 2014
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS (1):
Agency ARMs
Freddie Mac	$61,303	$67	$(268)	$61,102	$57,597	$55	$(488)	$57,164
Fannie Mae	99,287	88	(595)	98,780	113,192	81	(1,037)	112,236
Ginnie Mae	3,087	8	(14)	3,081	12,552	—	(259)	12,293
Total Agency ARMs	163,677	163	(877)	162,963	183,341	136	(1,784)	181,693
Agency Fixed Rate
Freddie Mac	33,186	—	(413)	32,773	37,800	—	(629)	37,171
Fannie Mae	396,470	—	(7,921)	388,549	451,694	—	(10,184)	441,510
Ginnie Mae	12,256	6	(309)	11,953	—	—	—	—
Total Agency Fixed Rate	441,912	6	(8,643)	433,275	489,494	—	(10,813)	478,681
Agency IOs (1)
Freddie Mac	35,144	852	(5,013)	30,983	38,844	273	(5,779)	33,338
Fannie Mae	44,599	646	(5,846)	39,399	53,666	741	(6,388)	48,019
Ginnie Mae	60,383	779	(6,277)	54,885	42,991	310	(5,527)	37,774
Total Agency IOs	140,126	2,277	(17,136)	125,267	135,501	1,324	(17,694)	119,131
Total Agency RMBS	745,715	2,446	(26,656)	721,505	808,336	1,460	(30,291)	779,505
Non-Agency RMBS	1,815	56	(255)	1,616	2,061	69	(191)	1,939
U.S. Treasury securities	10,113	—	(7)	10,106	—	—	—	—
CLOs	—	—	—	—	26,140	9,063	—	35,203
Total investment securities available for sale	$757,643	$2,502	$(26,918)	$733,227	$836,537	$10,592	$(30,482)	$816,647
CMBS	$28,031	$12,577	$—	$40,608	$26,193	$12,401	$—	$38,594
Total investment securities available for sale held in securitization trusts	$28,031	$12,577	$—	$40,608	$26,193	$12,401	$—	$38,594
(1)Included in investment securities available for sale are Agency IOs, Agency RMBS and U.S. Treasury securities managed by Midway that are measured at fair value through earnings.

During the three and nine months ended September 30, 2015 the Company received proceeds of approximately $33.3 million and $67.8 million respectively, realizing approximately a loss of $0.1 million and a gain of $3.1 million. During the three and nine months ended September 30, 2014, the Company received proceeds of approximately $41.4 million, realizing $16.5 million of net gains, from the sale of investment securities available for sale.

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2015 and December 31, 2014, based on management’s estimates using the three month historical constant prepayment rate (“CPR”), the weighted average life of the Company’s available for sale securities portfolio was approximately 4.12 and 4.95 years, respectively.

The following table sets forth the weighted average lives our investment securities available for sale as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Weighted Average Life	September 30, 2015	December 31, 2014
0 to 5 years	$540,758	$393,080
Over 5 to 10 years	162,765	365,386
10+ years	29,704	58,181
Total	$733,227	$816,647

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at September 30, 2015 and December 31, 2014 at carrying value (dollar amounts in thousands):

	September 30, 2015				December 31, 2014
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$140,615	$30,418	$550,472	$721,505	$89,442	$21,746	$668,317	$779,505
Non-Agency RMBS	1,616	—	—	1,616	1,939	—	—	1,939
U.S. Treasury securities	10,106	—	—	10,106	—	—	—	—
CLOs	—	—	—	—	35,203	—	—	35,203
Total investment securities available for sale	$152,337	$30,418	$550,472	$733,227	$126,584	$21,746	$668,317	$816,647
CMBS	$—	$—	$40,608	$40,608	$—	$—	$38,594	$38,594
Total investment securities available for sale held in securitization trusts	$—	$—	$40,608	$40,608	$—	$—	$38,594	$38,594

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

September 30, 2015	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$146,480	$(1,090)	$409,662	$(8,395)	$556,142	$(9,485)
Non-Agency RMBS	594	(116)	200	(140)	794	(256)
Total investment securities available for sale	$147,074	$(1,206)	$409,862	$(8,535)	$556,936	$(9,741)

December 31, 2014	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$—	$—	$638,936	$(12,597)	$638,936	$(12,597)
Non-Agency RMBS	—	—	967	(191)	967	(191)
Total investment securities available for sale	$—	$—	$639,903	$(12,788)	$639,903	$(12,788)

For the three and nine months ended September 30, 2015 and 2014, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	September 30, 2015	December 31, 2014
Unpaid principal balance	$136,203	$152,277
Deferred origination costs – net	864	968
Reserve for loan losses	(4,185)	(3,631)
Total	$132,882	$149,614

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the nine months ended September 30, 2015 and 2014, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$3,631	$2,989
Provisions for loan losses	819	522
Transfer to real estate owned	(70)	(157)
Charge-offs	(195)	—
Balance at the end of period	$4,185	$3,354

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of September 30, 2015 was $4.2 million, representing 307 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 238 basis points as of December 31, 2014. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the nine months ended September 30, 2015 and 2014, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	965	$1,108
Write downs	—	(103)
Transfer from/(to) mortgage loans held in securitization trusts	(121)	241
Disposal	(365)	(577)
Balance at the end of period	479	$669

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.8 million and $5.6 million as of September 30, 2015 and December 31, 2014, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of September 30, 2015, we had 34 delinquent loans with an aggregate principal amount outstanding of approximately $21.3 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $21.3 million in delinquent loans, $13.8 million, or 65%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of September 30, 2015 (dollar amounts in thousands):

September 30, 2015

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	2	$352	0.26%
61 - 90	1	123	0.09%
90 +	31	20,838	15.13%
Real estate owned through foreclosure	4	1,502	1.09%

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

December 31, 2014

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	4	$1,522	0.99%
61 - 90	—	$—	—%
90 +	29	$16,997	11.01%
Real estate owned through foreclosure	6	$2,100	1.36%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
New York	35.2%	36.1%
Massachusetts	23.0%	24.0%
New Jersey	11.6%	10.9%
Florida	6.9%	6.2%
Connecticut	5.8%	5.9%

5.	Distressed Residential Mortgage Loans

As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $509.4 million and $582.7 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the nine months ended September 30, 2015 (dollar amounts in thousands):

September 30, 2015
Contractually required principal and interest	$207,395
Non-accretable yield	(16,354)
Expected cash flows to be collected	191,041
Accretable yield	(97,206)
Fair value at the date of acquisition	$93,835

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the nine months ended September 30, 2015 and 2014, respectively (dollar amounts in thousands):

	September 30, 2015	September 30, 2014
Balance at beginning of period	$640,416	$171,112
Additions	108,780	181,324
Disposals	(187,001)	(73,906)
Accretion	(31,962)	(14,400)
Balance at end of period (1)	$530,233	$264,130

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the nine-month period ended September 30, 2015 and 2014 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of September 30, 2015 and December 31, 2014, respectively, are as follows:

	September 30, 2015	December 31, 2014
Florida	13.1%	12.4%
North Carolina	8.7%	8.2%
California	7.1%	8.9%
Georgia	6.5%	6.9%
New York	4.4%	5.1%

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $156.1 million and $221.6 million at September 30, 2015 and December 31, 2014, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7). In addition, distressed residential mortgage loans with a carrying value of approximately $259.3 million at September 30, 2015 are pledged as collateral for a Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 10).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $285.1 million and $317.5 million at September 30, 2015 and December 31, 2014, respectively (see Note 7). The Consolidated K-Series is comprised of five and six K-Series securitizations as of September 30, 2015 and December 31, 2014, respectively.

The condensed consolidated balance sheets of the Consolidated K-Series at September 30, 2015 and December 31, 2014, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	September 30, 2015	December 31, 2014
Assets
Multi-family loans held in securitization trusts	$7,296,462	$8,365,514
Receivables	23,940	29,809
Total Assets	$7,320,402	$8,395,323
Liabilities and Equity
Multi-family CDOs	$7,011,351	$8,048,053
Accrued expenses	23,843	29,354
Total Liabilities	7,035,194	8,077,407
Equity	285,208	317,916
Total Liabilities and Equity	$7,320,402	$8,395,323

The multi-family loans held in securitization trusts had an unpaid principal balance of approximately $6.8 billion and $7.9 billion at September 30, 2015 and December 31, 2014, respectively. The multi-family CDOs had an unpaid principal balance of approximately $6.8 billion and $7.9 billion at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the current weighted average interest rate on these multi-family CDOs was 4.11% and 4.15%, respectively.

In February 2015, the Company sold a first loss PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than the security represented by our first loss tranche securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 14).

The condensed consolidated statements of operations of the Consolidated K-Series for the three and nine months ended September 30, 2015 and 2014, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2015	2014	2015	2014
Interest income	$63,431	$75,891	$192,715	$226,336
Interest expense	57,388	69,310	174,475	207,167
Net interest income	6,043	6,581	18,240	19,169
Unrealized (loss) gain on multi-family loans and debt held in securitization trusts, net	(2,170)	18,115	16,876	43,060
Net Income	$3,873	$24,696	$35,116	$62,229

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of September 30, 2015 and December 31, 2014, respectively, are as follows:

	September 30, 2015	December 31, 2014
California	13.7%	13.5%
Texas	12.6%	12.5%
New York	8.0%	7.7%
Maryland	5.2%	5.2%

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

Also, based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that the Financing VIEs met the criteria for consolidation and, accordingly, consolidated the Financing VIEs created to facilitate these transactions as of September 30, 2015.

The following tables presents a summary of the assets and liabilities of these consolidated VIEs as of September 30, 2015 and December 31, 2014, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of consolidated VIEs as of September 30, 2015 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIEs
	Multi-family CMBS re- securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization	Residential Mortgage Loan Securitization	Multi- family CMBS(3)	Total
Investment securities available for sale, at fair value held in securitization trusts	$40,608	$—	$—	$—	$—	$40,608
Residential mortgage loans held in securitization trusts (net)	—	—	—	132,882	—	132,882
Distressed residential mortgage loans held in securitization trust, (net)	—	—	156,062	—	—	156,062
Multi-family loans held in securitization trusts, at fair value	1,269,821	4,749,797	—	—	1,276,844	7,296,462
Receivables and other assets	4,835	14,896	22,178	1,023	5,306	48,238
Total assets	$1,315,264	$4,764,693	$178,240	$133,905	$1,282,150	$7,674,252

Residential collateralized debt obligations	$—	$—	$—	$129,090	$—	$129,090
Multi-family collateralized debt obligations, at fair value	1,214,259	4,581,768	—	—	1,215,324	7,011,351
Securitized debt	27,962	55,853	57,131	—	—	140,946
Accrued expenses and other liabilities	4,384	14,313	1,777	15	5,306	25,795
Total liabilities	$1,246,605	$4,651,934	$58,908	$129,105	$1,220,630	$7,307,182

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

(3)
One of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not subject to any financing as of September 30, 2015. In February 2015, the Company sold a first loss PO security issued by one of the Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financing (2)	Distressed Residential Mortgage Loan Securitizations (3)
Original Face amount of Notes issued by the VIE and purchased by third party investors	$35,000	$55,853	$176,970
Principal Amount at September 30, 2015	$33,927	$55,853	$57,132
Principal Amount at December 31, 2014	$34,208	$55,853	$149,364
Carrying Value at September 30, 2015 (4)	$27,962	$55,853	$57,131
Carrying Value at December 31, 2014 (4)	$27,660	$55,853	$149,364
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4.25% - 4.85%

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

(3)
The Company engaged in these transactions for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financings are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Two of the four securitization transactions provide for a revolving period of one to two years from the date of the respective financing (“Revolving Period”) where no principal payments will be made on these two notes. All cash proceeds generated by the distressed residential mortgage loans and received by the respective securitization trust during the Revolving Period, after payment of interest on the respective note, reserve amounts and certain other transaction expenses, will be available for the purchase by the respective trust of additional mortgage loans that satisfy certain eligibility criteria.

(4)	Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of September 30, 2015 and December 31, 2014, respectively:

Scheduled Maturity (principal amount)	September 30, 2015	December 31, 2014
(Dollar amount in thousands)
Within 24 months	$112,984	$205,217
Over 36 months	33,927	34,208
Total	146,911	239,425
Discount	(5,965)	(6,548)
Carrying value	$140,946	$232,877

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of September 30, 2015 and December 31, 2014, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	September 30, 2015			December 31, 2014
	Investment securities available for sale, at fair value	Receivables and other Assets	Total	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total
Multi-Family CMBS	$40,608	$77	$40,685	$38,594	$80	$38,674
Mezzanine loan and equity investments	—	118,049	118,049	—	72,799	72,799
Total assets	$40,608	$118,126	$158,734	$38,594	$72,879	$111,473

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $158.7 million and $111.5 million at September 30, 2015 and December 31, 2014, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
TBA securities (1)	Derivative assets	$285,859	$284,971
U.S. Treasury futures	Derivative assets	—	379
Swaptions	Derivative assets	946	2,273
Options on U.S. Treasury futures	Derivative assets	108	92
Eurodollar futures	Derivative liabilities	3,312	900
Interest rate swaps(2)	Derivative liabilities	410	232
Interest rate swap futures	Derivative liabilities	2,140	331
U.S. Treasury futures	Derivative liabilities	—	—

(1)
Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying condensed consolidated financial statements on a net basis.

(2)	Includes interest rate swaps in our Agency IO portfolio.

The tables below summarize the activity of derivative instruments not designated as hedges for the nine months ended September 30, 2015 and 2014, respectively (dollar amounts in thousands):

	Notional Amount For the Nine Months Ended September 30, 2015
Derivatives Not Designated as Hedging Instruments	December 31, 2014	Additions	Settlement, Expiration or Exercise	September 30, 2015
TBA securities	$273,000	$2,970,000	$(2,966,000)	$277,000
U.S. Treasury futures	2,300	150,200	(152,500)	—
Interest rate swap futures	(190,100)	886,300	(868,700)	(172,500)
Eurodollar futures	(2,961,000)	2,520,000	(2,253,000)	(2,694,000)
Options on U.S. Treasury futures	21,000	310,000	(215,000)	116,000
Swaptions	180,000	9,000	—	189,000
Interest rate swaps	10,000	—	—	10,000

	Notional Amount For the Nine Months Ended September 30, 2014
Derivatives Not Designated as Hedging Instruments	December 31, 2013	Additions	Settlement, Expiration or Exercise	September 30, 2014
TBA securities	$188,000	$1,812,000	$(1,792,000)	$208,000
U.S. Treasury futures	(11,900)	96,700	(86,000)	(1,200)
Interest rate swap futures	(242,700)	712,900	(702,800)	(232,600)
Eurodollar futures	(3,360,000)	2,649,000	(2,067,000)	(2,778,000)
Options on U.S. Treasury futures	40,000	—	(40,000)	—
Swaptions	100,000	—	(70,000)	30,000

The following tables presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended September 30,
	2015		2014
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA Securities	$3,499	$2,632	$2,652	$(2,348)
Eurodollar futures (1)	(809)	(1,023)	(441)	853
Interest rate swaps	—	(150)	—	—
Swaptions	—	(713)	—	73
U.S. Treasury and Interest rate swap futures and options	(5,593)	(646)	(1,629)	2,241
Total	$(2,903)	$100	$582	$819

	Nine Months Ended September 30,
	2015		2014
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA Securities	$4,085	$538	$10,007	$198
Eurodollar futures (1)	(2,088)	(2,412)	(1,879)	1,061
Interest rate swaps	—	(179)	—	—
Swaptions	—	(754)	—	(769)
U.S. Treasury and Interest rate swap futures and options	(8,204)	(2,353)	(4,155)	(2,999)
Total	$(6,207)	$(5,160)	$3,973	$(2,509)

(1)	At September 30, 2015, the Eurodollar futures consist of 2,694 contracts with expiration dates ranging between December 2015 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. At September 30, 2015 and December 31, 2014, our condensed consolidated balance sheets include TBA-related liabilities of $283.9 million and $283.5 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis. TBA sales amounting to approximately $4.1 million were netted against TBA` purchases amounting to approximately $288.0 million at September 30, 2015. There was no netting of TBA sales against TBA purchases at December 31, 2014.

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Total Notional Amount	September 30, 2015	December 31, 2014
Interest Rate Swaps	Derivative liability	$255,000	$808	$—
Interest Rate Swaps	Derivative asset	350,000	—	1,135

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014, respectively (dollar amounts in thousands):

	Nine Months Ended September 30,
Derivatives Designated as Hedging Instruments	2015	2014
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$1,134	$2,041
Unrealized (loss) on interest rate swaps	(1,942)	(149)
Balance at end of the period	$(808)	$1,892

The Company estimates that over the next 12 months, approximately $1.0 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps, except interest swaps included in our Agency IO portfolio, designated as hedging instruments included in interest expense for the three and nine months ended September 30, 2015 and 2014, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Interest expense-investment securities	$397	$462	$1,288	$1,387

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

The following table presents information about the Company’s interest rate swaps as of September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	September 30, 2015		December 31, 2014
Maturity (1)	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$40,000	0.39%	$—	—%
Over 30 days to 3 months	—	—%	—	—%
Over 3 months to 6 months	—	—%	—	—%
Over 6 months to 12 months	—	—%	135,000	0.45%
Over 12 months to 24 months	135,000	0.91%	—	—%
Over 24 months to 36 months	80,000	0.71%	215,000	0.83%
Over 36 months to 48 months	—	—%	—	—%
Over 48 months to 60 months	10,000	2.25%	10,000	2.25%
Total	$265,000	0.82%	$360,000	0.73%

(1)	The Company enters into interest rate swap transactions whereby the Company pays a fixed rate of interest and receives one month LIBOR.

The use of derivatives exposes the Company to counterparty credit risks in the event of a default by a counterparty. If a counterparty defaults under the applicable derivative agreement, the Company may be unable to collect payments to which it is entitled under its derivative agreements and may have difficulty collecting the assets it pledged as collateral against such derivatives. The Company currently has in place with all counterparties bi-lateral margin agreements requiring a party to post collateral to the Company for any valuation deficit. This arrangement is intended to limit the Company’s exposure to losses in the event of a counterparty default.

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of September 30, 2015 and December 31, 2014. The Company had $12.1 million and $11.4 million of restricted cash related to margin posted for its agreements as of September 30, 2015 and December 31, 2014, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

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

At September 30, 2015, the Company had repurchase agreements with an outstanding balance of $586.1 million and a weighted average interest rate of 0.52%. At December 31, 2014, the Company had repurchase agreements with an outstanding balance of $652.0 million and a weighted average interest rate of 0.43%.

As of September 30, 2015, GLIH had $121 million in outstanding secured advances with a weighted average borrowing rate of 0.29%, and had an additional $79 million of available uncommitted capacity for borrowings, which may be adjusted at the sole discretion of the FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI. Eligible collateral may include Agency RMBS and certain non-Agency RMBS with a rating of A and above, conventional 1-4 family residential mortgage loans and commercial real estate loans. Investment securities available for sale with a carrying value of $129.2 million at September 30, 2015, are pledged or restricted as collateral for the future payment obligations of FHLBI advances. The FHLBI advances had contractual maturities within 30 days from September 30, 2015.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLBI, the Company is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. At September 30, 2015, the Company had stock in the FHLBI totaling $5.4 million, which is included in other assets on the condensed consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI. Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2015, the Company had not recognized an impairment charge related to its FHLBI stock.

The following table presents detailed information about the Company’s borrowings under financing arrangements, including FHLBI advances and associated assets pledged as collateral at September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	September 30, 2015			December 31, 2014
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs	$239,353	$157,007	$157,870	$171,852	$181,694	$183,342
Agency Fixed Rate	271,489	384,794	392,470	413,199	437,002	446,851
Agency IOs/U.S. Treasury Securities	75,233	94,280	107,127	66,914	83,988	95,129
Balance at end of the period	$586,075	$636,081	$657,467	$651,965	$702,684	$725,322

As of September 30, 2015 and December 31, 2014, the average days to maturity for financing arrangements, including FHLBI advances, were 29 days and 26 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements, including FHLBI advances at September 30, 2015 and December 31, 2014 amounts to $0.1 million and $0.3 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, including FHLBI advances at September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Contractual Maturity	September 30, 2015	December 31, 2014
Within 30 days	$505,250	$157,008
Over 30 days to 90 days	48,505	494,957
Over 90 days	32,320	—
Total	$586,075	$651,965

As of September 30, 2015, the outstanding balance under our financing arrangements was funded at an advance rate of 92.4% that implies an average haircut of 7.6%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs) and Agency IOs was approximately 5% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At September 30, 2015 and December 31, 2014, the Company had financing arrangements with 6 and 10 counterparties, respectively. As of September 30, 2015 and December 31, 2014, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of September 30, 2015, the Company had $123.8 million in cash and $158.7 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $87.0 million of RMBS, of which $85.4 million are Agency RMBS, and $61.5 million of multi-family CMBS (which represents the net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series). The $123.8 million of cash, the $87.0 million of RMBS, the $61.5 million of CMBS, and the $23.9 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio financing arrangements), which collectively represent 52.3% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.	Financing Arrangements, Distressed Residential Mortgage Loans

On December 16, 2014, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $260.0 million, to fund a portion of the purchase price of a pool of distressed residential mortgage loans. The outstanding balance on this master repurchase agreement as of September 30, 2015 and December 31, 2014 amounts to approximately $185.5 million and $238.9 million, respectively, bearing interest at one month LIBOR plus 2.50% (2.69% and 2.66% at September 30, 2015 and December 31, 2014, respectively) and expires on December 17, 2015.

During the term of this master repurchase agreement, proceeds from the pool of distressed residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financing under the master repurchase agreement is subject to margin calls to the extent the market value of the pool of distressed residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreement. The master repurchase agreement contains contain various covenants, including among other things, to maintain certain levels of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of November 5, 2015.

11.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of September 30, 2015 and December 31, 2014, the Company had Residential CDOs outstanding of $129.1 million and $145.5 million, respectively. As of September 30, 2015 and December 31, 2014, the current weighted average interest rate on these Residential CDOs was 0.57% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $136.2 million and $152.3 million at September 30, 2015 and December 31, 2014, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of September 30, 2015 and December 31, 2014, had a net investment in the residential securitization trusts of $4.8 million and $5.6 million, respectively.

12.	Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of November 5, 2015, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

13.	Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the nine months ended September 30, 2015.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of September 30, 2015, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

b.
Investment Securities Available for Sale (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.2% to 10.3%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

c.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 2.6% to 5.3%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$721,505	$—	$721,505	$—	$779,505	$—	$779,505
Non-Agency RMBS	—	1,616	—	1,616	—	1,939	—	1,939
CLOs	—	—	—	—	—	35,203	—	35,203
U.S. Treasury Securities	10,106	—	—	10,106	—	—	—	—
Investment securities available for sale held in securitization trusts:
CMBS	—	—	40,608	40,608	—	—	38,594	38,594
Multi-family loans held in securitization trusts	—	—	7,296,462	7,296,462	—	—	8,365,514	8,365,514
Derivative assets:
TBA Securities	—	285,859	—	285,859	—	284,971	—	284,971
Options on U.S. Treasury futures	108	—	—	108	92	—	—	92
U.S. Treasury futures	—	—	—	—	379	—	—	379
Interest rate swaps	—		—	—	—	1,135	—	1,135
Swaptions	—	946	—	946	—	2,273	—	2,273
Total	$10,214	$1,009,926	$7,337,070	$8,357,210	$471	$1,105,026	$8,404,108	$9,509,605
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$7,011,351	$7,011,351	$—	$—	$8,048,053	$8,048,053
Derivative liabilities:
U.S. Treasury futures	—	—	—	—	—	—	—	—
Eurodollar futures	3,312	—	—	3,312	900	—	—	900
Interest rate swaps	—	1,218	—	1,218	—	232	—	232
Interest rate swap futures	2,140	—	—	2,140	331	—	—	331
Total	$5,452	$1,218	$7,011,351	$7,018,021	$1,231	$232	$8,048,053	$8,049,516

The following table details changes in valuation for the Level 3 assets for the nine months ended September 30, 2015 and 2014, respectively (amounts in thousands):

Level 3 Assets:

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$8,404,108	$8,203,600
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	65,735	267,236
Included in other comprehensive income	177	11,653
Sales(2)	(1,075,529)	(41,442)
Paydowns	(57,421)	(50,195)
Sale of real estate owned	—	(3,351)
Balance at the end of period	$7,337,070	$8,387,501

(1)
Amounts included in interest income from multi-family loans held in securitization trusts, unrealized gain on multi-family loans and debt held in securitization trusts, net, realized gain (loss) on investment securities and related hedges, net and gain on deconsolidation.

(2)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The following table details changes in valuation for the Level 3 liabilities for the nine months ended September 30, 2015 and 2014, respectively (amounts in thousands):

Level 3 Liabilities:

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$8,048,053	$7,871,020
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	30,651	187,536
Included in other comprehensive income	—	—
Sales(2)	(1,009,942)	—
Paydowns	(57,411)	(53,543)
Balance at the end of period	$7,011,351	$8,005,013

(1)
Amounts included in interest expense on multi-family collateralized debt obligations, realized gain (loss) on investment securities and related hedges, net and unrealized gain on multi-family loans and debt held in securitization trusts, net.

(2)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the three and nine months ended September 30, 2015 and 2014, respectively (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Change in unrealized gains (losses)– assets	$90,904	$(56,122)	$90,599	$284,568
Change in unrealized (losses) gains – liabilities	(93,074)	74,237	(73,723)	(241,508)
Net change in unrealized (losses) gains included in earnings for assets and liabilities	$(2,170)	$18,115	$16,876	$43,060

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

The following table presents assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$12,336	$12,336	$—	$—	$9,323	$9,323
Real estate owned held in residential securitization trusts	—	—	479	479	—	—	965	965

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2015 and 2014, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(189)	$(287)	$(845)	$(654)
Real estate owned held in residential securitization trusts	—	(50)	26	(103)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2015 and December 31, 2014, respectively, (dollar amounts in thousands):

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$123,801	$123,801	$75,598	$75,598
Investment securities available for sale	Level 1 or 2	733,227	733,227	816,647	816,647
Investment securities available for sale, at fair value held in securitization trusts	Level 3	40,608	40,608	38,594	38,594
Residential mortgage loans held in securitization trusts (net)	Level 3	132,882	119,362	149,614	135,241
Distressed residential mortgage loans (net) (1)	Level 3	509,419	510,045	582,697	599,182
Multi-family loans held in securitization trusts	Level 3	7,296,462	7,296,462	8,365,514	8,365,514
Derivative assets	Level 1 or 2	286,913	286,913	288,850	288,850
Mortgage loans held for sale (net) (2)	Level 3	5,807	5,847	7,712	7,713
First mortgage loans (2)	Level 3	11,621	12,092	9,544	9,832
Mezzanine loan and equity investments (2)	Level 3	110,158	110,564	66,951	67,233
Receivable for securities sold	Level 1	1,480	1,480	—	—
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$586,075	$586,075	$651,965	$651,965
Financing arrangements, distressed residential mortgage loans	Level 2	185,452	185,452	238,949	238,949
Residential collateralized debt obligations	Level 3	129,090	117,040	145,542	130,919
Multi-family collateralized debt obligations	Level 3	7,011,351	7,011,351	8,048,053	8,048,053
Securitized debt	Level 3	140,946	146,754	232,877	240,341
Derivative liabilities	Level 1 or 2	6,670	6,670	1,463	1,463
Payable for securities purchased	Level 1	283,991	283,991	283,537	283,537
Subordinated debentures	Level 3	45,000	36,712	45,000	36,531

(1)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $156.1 million and $221.6 million at September 30, 2015 and December 31, 2014, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $353.4 million and $361.1 million at September 30, 2015 and December 31, 2014, respectively.

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

g.	Financing arrangements – The fair value of these financing arrangements approximates cost as they are short term in nature.

h.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

i.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

j.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

k.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

15.	Stockholders' Equity

(a)	Dividends on Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 and 3,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of September 30, 2015 and December 31, 2014, there were 6,000,000 and 3,450,000 shares of Series B Preferred Stock authorized, respectively. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of September 30, 2015, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

Upon the occurrence of a Change of Control, each holder of Series B Preferred Stock and Series C Preferred Stock will have the right (unless the Company has exercised its right to redeem the Series B Preferred Stock or Series C Preferred Stock, respectively) to convert some or all of the Series B Preferred Stock or Series C Preferred Stock held by such holder into a number of shares of our common stock per share of Series B Preferred Stock or Series C Preferred Stock determined by a formula, in each case, on the terms and subject to the conditions described in the applicable Articles Supplementary for such series.

From the time of original issuance of each of the Series B Preferred Stock and the Series C Preferred Stock through September 30, 2015, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to quarterly cash dividends on the Series B Preferred Stock from January 1, 2014 through September 30, 2015 and cash dividends on Series C Preferred Stock from issuance through September 30, 2015:

Series B Preferred Stock				Series C Preferred Stock
DeclarationDate	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

September 18, 2015	October 1, 2015	October 15, 2015	0.484375	September 18, 2015	October 1, 2015	October 15, 2015	0.4921875
June 18, 2015	July 1, 2015	July 15, 2015	0.484375	June 18, 2015	July 1, 2015	July 15, 2015	0.4539100	(1)
March 18, 2015	April 1, 2015	April 15, 2015	0.484375	—	—	—	—
December 12, 2014	January 1, 2015	January 15, 2015	0.484375	—	—	—	—
September 18, 2014	October 1, 2014	October 15, 2014	0.484375	—	—	—	—
June 18, 2014	July 1, 2014	July 15, 2014	0.484375	—	—	—	—
March 31, 2014	April 1, 2014	April 15, 2014	0.484375	—	—	—	—

(1)	Cash dividend for the partial quarterly period that began on April 22, 2015 and ended on July 14, 2015.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2014 and ended September 30, 2015:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Third Quarter 2015	September 18, 2015	September 28, 2015	October 26, 2015	$0.24
Second Quarter 2015	June 18, 2015	June 29, 2015	July 27, 2015	$0.27
First Quarter 2015	March 18, 2015	March 30, 2015	April 27, 2015	$0.27
Fourth Quarter 2014	December 12, 2014	December 22, 2014	January 26, 2015	$0.27
Third Quarter 2014	September 18, 2014	September 29, 2014	October 27, 2014	$0.27
Second Quarter 2014	June 18, 2014	June 30, 2014	July 25, 2014	$0.27
First Quarter 2014	March 13, 2014	March 24, 2014	April 25, 2014	$0.27

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through underwritten public offerings during the nine months ended September 30, 2014. There were no underwritten public offerings of common stock during the nine months ended September 30, 2015.

Share Issue Date	Shares Issued	Net Proceeds (1)
(Amounts in Thousands)
April 7, 2014	14,950	$109,916
January 10, 2014	11,500	$75,846

(1)	Proceeds are net of underwriting costs and offering expenses paid by the Company.

(d)	Equity Distribution Agreements

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. The Company has no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the nine months ended September 30, 2015, the Company issued 2,789,439 shares of its common stock, respectively, under the Equity Distribution Agreements, at an average sales price of $7.91, respectively, resulting in total net proceeds to the Company of $21.6 million after deducting the placement fees. As of September 30, 2015, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

On March 20, 2015, in connection with the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to JMP a notice of termination of the Equity Distribution Agreement dated June 11, 2012 (the “Prior Equity Distribution Agreement”), which termination became effective March 23, 2015. The Prior Equity Distribution Agreement provided for the sale by the Company of common stock having a maximum aggregate value of up to $25,000,000 from time to time through JMP, as the Company’s agent. During the nine months ended September 30, 2015, the Company issued 1,326,676 shares under the Prior Equity Distribution Agreement, at an average sales price of $7.89 resulting in total net proceeds to the Company of $10.3 million, after deducting the placement fees. During the term of the Prior Equity Distribution Agreement, the Company sold a total of 2,153,989 shares of its common stock at an average price of $7.63 per share pursuant to the Prior Distribution Agreement, resulting in aggregate net proceeds to the Company of approximately $16.1 million.

16.	Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the nine months ended September 30, 2015 and 2014.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common stockholders– Basic	$22,407	$38,272	$66,041	$89,856
Net income attributable to common stockholders– Dilutive	$22,407	$38,272	$66,041	$89,856
Denominator:
Weighted average basic shares outstanding	109,402	90,685	108,061	85,018
Weighted average dilutive shares outstanding	109,402	90,685	108,061	85,018
EPS:
Basic EPS	$0.20	$0.42	$0.61	$1.06
Dilutive EPS	$0.20	$0.42	$0.61	$1.06

17.	Stock Based Compensation

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

Of the common stock authorized at September 30, 2015 and December 31, 2014, 551,609 shares and 862,512 shares, respectively, were reserved for issuance under the 2010 Plan. The Company’s directors have been issued 146,935 and 111,311 shares under the 2010 Plan as of September 30, 2015 and December 31, 2014, respectively. The Company’s employees have been issued 401,827 and 216,177 restricted shares under the 2010 Plan as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, there were 280,457 and 162,171 shares of unvested restricted stock outstanding under the 2010 Plan.

(a)	Restricted Common Stock Awards

During the three and nine months ended September 30, 2015, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2014, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.1 million and $0.3 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the nine months ended September 30, 2015 and 2014.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the nine months ended September 30, 2015 and 2014, respectively, is presented below:

	2015		2014
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	162,171	$7.26	94,873	$7.01
Granted	185,650	7.79	104,517	7.39
Vested	(67,364)	7.18	(37,219)	6.97
Non-vested shares as of September 30	280,457	$7.63	162,171	$7.26
Weighted-average fair value of restricted stock granted during the period	185,650	$7.79	104,517	$7.39

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At September 30, 2015 and 2014, the Company had unrecognized compensation expense of $1.0 million and $0.9 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at September 30, 2015 is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted shares vested during the nine months ended September 30, 2015 and 2014 was approximately $0.5 million and $0.3 million, respectively. The requisite service period for restricted shares at issuance is 3 years.

(b)	Performance Share Awards

In May 2015, the Compensation Committee of the Board of Directors approved a performance share award (“PSA”) pursuant to the 2010 Plan to the Company’s Chairman, Chief Executive Officer and President. The PSA granted consisted of 89,629 shares of common stock and had a grant date fair value of approximately $0.4 million. The PSA are awards under which the number of underlying shares of Company common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 200% of the target number of PSAs granted, with the target number of PSAs granted being adjusted to reflect the value of the reinvestment of any dividends declared on Company common stock during the vesting period. Vesting of these PSUs will occur at the end of three years based on three-year TSR, as follows:

•	If three-year TSR is less than 33%, then 0% of the PSUs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is not in the bottom quartile of an identified peer group, then 100% of the PSAs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is in the top quartile of an identified peer group then 200% of the PSAs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is in the bottom quartile of an identified peer group then 50% of the PSAs will vest.

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

Compensation expenses related to PSAs were $32.0 thousand and $43.5 thousand for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, there was $0.3 million of unrecognized compensation cost related to unvested PSAs.

18.	Income Taxes

At September 30, 2015, a wholly owned TRS of the Company had approximately $55.9 million of net operating loss carryforwards which the Company does not expect to be able to utilize to offset future taxable income. The carryforwards will expire between 2024 through 2028. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined during 2012 that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 that the Company believes will substantially eliminate utilization of these net operating loss carryforwards to offset future taxable income. In general, if a company incurs an ownership change under Section 382, the company's ability to utilize a net operating loss, or NOL carryforward to offset its taxable income becomes limited to a certain amount per year.

In 2014, the Company, through its wholly owned TRSs, incurred net operating losses in the aggregate amount of approximately $3.6 million. The Company’s carryforward net operating losses, which are not subject to a Section 382 limitation, will expire between 2033 and 2034 if they are not offset by future taxable income. Additionally, during 2014, the Company, through one of its wholly owned TRSs, also incurred approximately $3.5 million in capital losses. The Company’s carryforward capital losses will expire by 2018 if they are not offset by future capital gains. The Company has recorded a valuation allowance against certain deferred tax assets at September 30, 2015 as management does not believe that it is more likely than not that these deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2011. The Company has assessed its tax positions for all open years, which includes 2012 to 2014 and concluded that there are no material uncertainties to be recognized.

During the three and nine months ended September 30, 2015, the Company’s TRSs recorded approximately $3.0 million and $4.5 million, respectively, of income tax expense. During the three and nine months ended September 30, 2014, the Company’s TRSs recorded approximately $1.1 million and $4.7 million, respectively, of income tax expense. The Company’s estimated taxable income differs from the federal statutory rate as a result of state and local taxes, non-taxable REIT income, a valuation allowance and other differences.

The components of the Company’s deferred tax assets and liabilities are as follows (dollar amounts in thousands):

	September 30, 2015	December 31, 2014
Deferred tax assets
Net operating loss carryforward	$27,876	$28,704
Net capital loss carryforward	4,111	1,592
GAAP/Tax basis differences	3,055	1,755
Total deferred tax assets (1)	35,042	32,051
Valuation allowance (1)	(32,896)	(30,412)
Deferred tax liabilities
Deferred tax liabilities	1,308	1,040
Total deferred tax liabilities (2)	1,308	1,040
Total net deferred tax asset	$838	$599

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

19.	Related Party Transactions

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

As of September 30, 2015 and December 31, 2014, the Company owned a 20% membership interest in RiverBanc. For the three and nine months ended September 30, 2015, the Company recognized approximately $0.3 million loss and $0.5 million in income related to its investment in RiverBanc, respectively. For the three and nine months ended September 30, 2014, the Company recognized approximately $1.1 million and $1.4 million in income related to its investment in RiverBanc, respectively.

RiverBanc manages an entity, RB Multifamily Investors LLC (“RBMI”), in which the Company owns, as of September 30, 2015 and December 31, 2014, approximately 67%, respectively of the outstanding common equity interests. Pursuant to a management agreement between RiverBanc and this entity, RiverBanc is entitled to receive base management and incentive fees for its management of assets owned by RBMI. Our total investment in RBMI, which is included in receivable and other assets on the accompanying condensed consolidated balance sheets, amounts to approximately $56.0 million and $36.6 million as of September 30, 2015 and December 31, 2014, respectively. Included in our total investment in RBMI are preferred equity interests amounting to approximately $40.4 million and $22.9 million as of September 30, 2015 and December 31, 2014, respectively. For the three and nine months ended September 30, 2015, the Company recognized $1.6 million and $4.4 million in income related to our investment in RMI, respectively. For the three and nine months ended September 30, 2014, the Company recognized $0.1 million and $0.1 million in income related to its investment in RBMI, respectively.

For the three and nine months ended September 30, 2015, the Company expensed $1.0 million and $5.9 million in fees to RiverBanc, respectively. For the three and nine months ended September 30, 2014, the Company expensed $5.7 million and $8.0 million in fees to RiverBanc, respectively As of September 30, 2015 and December 31, 2014, the Company had fees payable to RiverBanc of $0.6 million and $6.3 million, respectively, included in accrued expenses and other liabilities.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; delays in identifying and acquiring our targeted assets; our ability to borrow to finance our assets; changes in government laws, regulations or policies affecting our business, including actions taken by the U.S. Federal Reserve and the U.S. Treasury and those relating to Fannie Mae, Freddie Mac or Ginnie Mae; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in this report, in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) residential mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of September 30, 2015, five separate Freddie Mac- sponsored multi-family loan K-Series securitizations, or as of December 31, 2014 six separate Freddie Mac- sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities,(“SPEs”), own the first loss PO securities and certain IO securities; “Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

We have endeavored to build in recent years a diversified investment portfolio that includes elements of interest rate and credit risk, as we believe a portfolio diversified among interest rate and credit risks are best suited to delivering stable cash flows over various economic cycles. Under our investment strategy, our targeted assets currently include residential mortgage loans, including second mortgages and loans sourced from distressed markets, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in commercial real estate and commercial real estate-related debt investments, and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

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

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, CLOs and certain residential mortgage loans held in securitization trusts. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands, Midway and RiverBanc, with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, Midway providing investment management services with respect to our investments in Agency IOs, and RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related investments.

Key Third Quarter 2015 Developments

Sales of Distressed Residential Mortgage Loans

In September 2015, we sold two pools of distressed residential mortgage loans with a carrying value of approximately $120.3 million for aggregate proceeds of approximately $144.2 million, which resulted in a net realized gain, before income taxes, of approximately $23.9 million.

Acquisition of Residential Mortgage Loans

During the third quarter of 2015, we closed on the acquisition of residential mortgage loans, primarily distressed residential mortgage loans for an aggregate purchase price, including accrued interest, of approximately $67.6 million. The pools were comprised of performing and re-performing first lien mortgage loans having an aggregate unpaid principal balance of approximately $81.4 million at the purchase date.

Third Quarter 2015 Common Stock and Preferred Stock Dividends

On September 18, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.24 per share of common stock for the quarter ended September 30, 2015. The dividend was paid on October 26, 2015 to our common stockholders of record as of September 28, 2015.

On September 18, 2015, in accordance with the terms of our Series B Preferred Stock, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on October 15, 2015 to our Series B Preferred stockholders of record as of October 1, 2015.

Also on September 18, 2015, in accordance with the terms of our Series C Preferred Stock, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on October 15, 2015 to our Series C Preferred stockholders of record as of October 1, 2015.

Current Market Conditions and Commentary

General. The U.S. economy exhibited lower U.S. real gross domestic product (“GDP”) growth in the third quarter of 2015 posting an increase of 1.5% (advance estimate) in GDP, which follows an increase of 3.9% (revised) in GDP during the second quarter of 2015. Due to the stronger-than-anticipated rebound in GDP during the second quarter of 2015, Federal Reserve policymakers have slightly increased their GDP growth projections for 2015. According to minutes of the Federal Reserve’s September 2015 meeting, the central tendency projections for GDP growth in 2015 have been increased to 2.0% to 2.3% (as compared to 1.8% to 2.0% as of June 2015), whereas projections for 2016 decreased slightly with projections of 2.2% to 2.6% (as compared to 2.4% and 2.7% as of June 2015) due to slower projected productivity growth.

The labor market exhibited lower than expected job growth during the third quarter of 2015. According to the U.S. Department of Labor, the U.S. unemployment rate at the end of September 2015 was 5.1%, which was unchanged from the unemployment rate as of the end of August 2015 and slightly lower from the 5.3% unemployment rate as of the end of June 2015. Total nonfarm payroll employment posted an estimated average monthly increase of approximately 167,000 jobs during the third quarter of 2015, as compared to an average monthly increase of approximately 223,000 jobs during the second quarter of 2015 and 197,000 jobs during the first quarter of 2015. Overall, job growth in 2015 has averaged 198,000 per month, compared with an average monthly gain of 260,000 in 2014.

Federal Reserve and Monetary Policy. In October 2015, the Federal Reserve maintained its intent to keep the target range for the federal funds rate between 0% and 0.25% and indicated that in determining how long to maintain the current target range, the Federal Reserve will assess progress, both realized and expected, towards its objectives of maximum employment and 2% inflation. Market participants generally understand that the Federal Reserve would like to move forward on raising the federal funds rate and the bond market currently anticipates that the first such increase in the federal funds rate will likely occur in December 2015 or the beginning of 2016 and that any such increase will occur at a very slow pace.

Single-Family Homes and Residential Mortgage Market. The residential real estate market has shown signs of improvement during 2015 after decelerating throughout much of 2014. The S&P/Case-Shiller index of home prices in 20 major cities decreased by 0.2% in July 2015 (as compared to June 2015), but still posted a year-over-year gain of 5.0%. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 740,000 during the third quarter of 2015, as compared to 685,000 during the second quarter of 2015, 636,000 during the first quarter of 2015 and 707,700 in the year ended December 31, 2014. We expect the single-family residential real estate market to continue to improve modestly in the near term, although we believe the rate of home price increases is more likely to slow than to accelerate. Improving single family housing fundamentals should have a positive impact on the overall credit profile of our portfolio of distressed residential loans.

Residential loan originations in the U.S. moved higher during the second quarter of 2015 according to RealtyTrac’s® Q2 2015 U.S. Residential Loan Origination Report, which showed 1,950,267 loans were originated on single family homes and condominiums during the quarter, up 22% from the prior quarter and the highest level since the third quarter of 2013. The total dollar volume of loans originated during the second quarter of 2015 increased by 14% from the prior quarter to approximately $540 billion, 57% of which was represented by refinance originations while 43% was represented by purchase loan originations. According to RealtyTrac®, of the residential loans originated during the second quarter of 2015, 16.7% were FHA loans, up 50% from the prior quarter, 61.7% were conventional and jumbo loans, up 18% from the prior quarter, 6.1% were VA loans and 14.4% were home equity lines of credit, up 20% from the prior quarter. According to the Office of the Chief Economist at Freddie Mac, single family mortgage originations are expected to reach approximately $1.5 trillion in 2015, a 15% increase over total originations in 2014, but then declining again in 2016 back towards 2014 levels. A lower supply of completed residential loan originations in the market often results in higher mortgage loan and mortgage-related asset prices.

 Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 454,000 during the third quarter of 2015 and 417,111 during the nine months ended September 30, 2015, as compared to 342,100 during the nine months ended September 30, 2014. Moreover, vacancy trends in the multi-family sector appear to be stable. According to the Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI decreased one point to 34 during the second quarter of 2015, which is the lowest level for that index since the fourth quarter of 2012. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own. We expect the multi-family sector to continue to be a strong performer in the near term given the current favorable conditions for multi-family housing in the U.S.

 Credit Spreads. During the first six months of 2015, we saw a further tightening of credit spreads, which had a positive impact on the value of many of our credit sensitive assets while also resulting in a more challenging current return environment for new investment in many of these asset classes. However, during the third quarter of 2015, credit spreads on many of the credit sensitive assets in which we invest widened, which negatively impacted the valuation of many of these assets, particularly our multi-family CMBS investments, for the quarter.

 Financing markets. During the third quarter of 2015, the bond market continued to experience a significant amount of volatility with the closing yield of the ten-year U.S. Treasury Note trading between 2.01% and 2.43%, settling at 2.06% at September 30, 2015, as compared to 2.35% at June 30, 2015 and 1.94% at March 31, 2015. Meanwhile short-term interest rates have held steady for the most part during the first quarter of 2015. The 30-day London Interbank Offered Rate (“LIBOR”) was 0.19% at September 30, 2015, which is effectively unchanged from June 30, 2015 and March 31, 2015.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of September 30, 2015 and December 31, 2014, we owned 100% of the first loss tranche of securities of the Consolidated K-Series. The Consolidated K-Series collectively represents, as of September 30, 2015, five separate Freddie Mac sponsored multi-family loan K-Series securitizations, or as of December 31, 2014, six separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series to be reflected in our consolidated statement of operations.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

At September 30, 2015:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans (3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$596,238	$135,373	$446,659	$512,760	$132,882	$5,842	$1,829,754
Liabilities:
Callable(6)	(505,183)	(80,892)	—	(185,452)	—	—	(771,527)
Non-callable	—	—	(83,815)	(57,131)	(129,090)	(45,000)	(315,036)
Hedges (Net)(7)	1,440	6,901	—	—	—	—	8,341
Cash(8)	5,002	41,224	695	16,165	—	101,280	164,366
Other	9,171	5,206	(580)	10,064	1,008	(30,119)	(5,250)
Net capital allocated	$106,668	$107,812	$362,959	$296,406	$4,800	$32,003	$910,648

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.

(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of September 30, 2015 follows:

Multi-family loans held in securitization trusts, at fair value	$7,296,462
Multi-family CDOs, at fair value	(7,011,351)
Net carrying value	285,111
Investment securities available for sale, at fair value held in securitization trusts	40,608
Total CMBS, at fair value	325,719
First mortgage loan, mezzanine loan and preferred equity investments	120,940
Securitized debt	(83,815)
Cash and other	115
Net Capital in Multi-Family	$362,959

(3)	Includes mortgage loans held for sale with a carrying value of $3.3 million that is included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)	Other includes non-Agency RMBS and loans held for investment. Other non-callable liabilities consist of $45.0 million in subordinated debentures.

(6)	Includes repurchase agreements and Federal Home Loan Bank advances.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $23.9 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. Such deposit is included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.

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

Comparison of the Three and Nine Months Ended September 30, 2015 to the Three and Nine Months Ended September 30, 2014

For the three and nine months ended September 30, 2015, we reported net income attributable to common stockholders of $22.4 million and $66.0 million as compared to net income attributable to common stockholders of $38.3 million and $89.9 million for the same periods in 2014. The main components of the change in net income for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
Net interest income	$18,292	$19,320	$(1,028)	$60,196	$59,028	$1,168
Total other income	$20,218	$33,118	$(12,900)	$47,897	$66,604	$(18,707)
Total general, administrative and other expenses	$(9,830)	$(11,613)	$1,783	$(29,816)	$(26,749)	$(3,067)
Income from operations before income taxes	$28,680	$40,825	$(12,145)	$78,277	$98,883	$(20,606)
Income tax expense	$(3,048)	$(1,100)	$(1,948)	$(4,471)	$(4,668)	$197
Net income	$25,632	$39,725	$(14,093)	$73,806	$94,215	$(20,409)
Preferred stock dividends	$(3,225)	$(1,453)	$(1,772)	$(7,765)	$(4,359)	$(3,406)
Net income attributable to common stockholders	$22,407	$38,272	$(15,865)	$66,041	$89,856	$(23,815)
Basic income per common share	$0.20	$0.42	$(0.22)	$0.61	$1.06	$(0.45)
Diluted income per common share	$0.20	$0.42	$(0.22)	$0.61	$1.06	$(0.45)

Net Interest Income

The decrease in net interest income of approximately $1.0 million for the three months ended September 30, 2015 as compared to the corresponding period in 2014 was driven by:

•
An increase in net interest income of approximately $5.0 million in our distressed residential loan portfolio due to an increase in average interest earning assets in this portfolio. Average interest earning assets in this portfolio increased to $591.8 million for the three months ended September 30, 2015 as compared to $254.7 million in the corresponding period in 2014.

•
A decrease in net interest income of approximately $1.8 million and $0.9 million in our Agency IO and Agency RMBS portfolios, respectively, due to a decrease in average interest earning assets in these portfolios and higher prepayment rates.

•	A decrease in net interest income of approximately $0.8 million in our multi-family portfolio due to a reduction in this portfolio’s average interest earning assets.

•	A decrease in net interest income of approximately $2.4 million due to the sale of CLO securities in the second quarter of 2015.

The increase in net interest income of approximately $1.2 million for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 was driven by:

•
An increase in net interest income of approximately $13.5 million in our distressed residential loan portfolio due to an increase in average interest earning assets in this portfolio. Average interest earning assets in this portfolio increased to $581.9 million for the nine months ended September 30, 2015 as compared to $241.4 million for the corresponding period in 2014.

•
A decrease in net interest income of approximately $6.9 million and $2.6 million in our Agency IO and Agency RMBS portfolios, respectively, due to a decrease in average interest earning assets in these portfolios and higher prepayment rates.

•
A decrease in net interest income of approximately $2.0 million in our multi-family portfolio due to a reduction in this portfolio’s average interest earning assets. We sold two multi-family CMBS PO and two IO securities in the third and fourth quarter of 2014 and one multi-family CMBS PO security in the first quarter of 2015 and several multi-family CMBS IO securities in the third quarter of 2015.

•	A decrease in net interest income of approximately $0.5 million due to the sale of CLO securities in the second quarter of 2015.

Other Income

The decrease in other income of approximately $12.9 million for the three months ended September 30, 2015 as compared to the corresponding period in 2014 was driven by:

•
A decrease in realized gain on investment securities and related hedges of $20.0 million. Our Agency IO portfolio experienced a $3.5 million increase in realized losses on its derivative instruments for the three months ended September 30, 2015, as compared to the same period in 2014. In addition, realized gains in our multi-family portfolio decreased by $16.4 million due to the sale of a single multi-family CMBS in the third quarter of 2014 that resulted in a realized gain amounting to $16.5 million.

•
An increase in net unrealized loss on investment securities and related hedges of $1.6 million for the three months ended September 30, 2015, primarily related to our Agency IO portfolio. For the three months ended September 30, 2015, our Agency IO portfolio was negatively impacted by increased prepayment levels and overall interest rate volatility.

•	An decline in net unrealized gains on multi-family loans and debt held in securitization trusts of $20.3 million due to a widening of credit spreads in the third quarter of 2015.

•
An increase in realized gains on distressed residential mortgage loans of $26.4 million due primarily to the sale of two pools of distressed residential mortgage loans in September 2015 with a carrying value of $120.3 million for aggregate proceeds of approximately $144.2 million. Because each loan buyer’s diligence requirements differ, income generation from the workout or resale of these loans remains challenging to predict and is expected to be uneven from quarter to quarter.

•
An increase in other income of $0.2 million, which is primarily due to an increase in income from our common and preferred equity ownership interests in RB Multifamily Investors LLC, an entity that invests in commercial real estate and commercial real estate-related debt investments. RB Multifamily Investors LLC is externally managed by RiverBanc.

The decrease in other income of approximately $18.7 million for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 was driven by:

•
A decrease in realized gain on investment securities and related hedges of $23.5 million for the nine months ended September 30, 2015 as compared to the same period in 2014. Our Agency IO portfolio had an increase of $10.2 million in realized losses on its derivative instruments. In addition, realized gains in our multi-family portfolio decreased by $16.4 million due to the sale of a single multi-family CMBS in the third quarter of 2014 that resulted in a realized gain amounting to $16.5 million. We also realized gains amounting to $3.2 million on the sale of our CLO investments for the nine months ended September 30, 2015.

•
A decrease in net unrealized losses on investment securities and related hedges of $0.4 million for nine months ended September 30, 2015 as compared to the same period in 2014, primarily related to our Agency IO portfolio. Our Agency IO portfolio was negatively impacted by increased prepayment levels and overall interest rate volatility in the nine months ended September 30, 2015.

•
An increase in gain on de-consolidation of $1.5 million due to the sale of a first loss PO security issued by a single Freddie Mac-sponsored securitization included in the Consolidated K-Series in the first quarter of 2015.

•
A decrease in net unrealized gains on multi-family loans and debt held in securitization trusts of $26.2 million due to the deceleration in tightening of credit spreads in the 2015 period as compared to the 2014 period.

•
An increase in realized gains on distressed residential mortgage loans of $22.0 million due primarily to the sale of two pools of distressed residential mortgage loans with a carrying value of $120.3 million for aggregate proceeds of approximately $144.2 million in September 2015.

•
An increase in other income of $4.1 million which is primarily due to an increase in income from our common and preferred equity ownership interests in RB Multifamily Investors LLC, an entity that invests in commercial real estate and commercial real estate-related debt investments and is externally managed by RiverBanc.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
General, Administrative and Other Expenses	2015	2014	$ Change	2015	2014	$ Change
Salaries, benefits and directors’ compensation	$1,196	$1,244	$(48)	$3,558	$3,438	$120
Base management and incentive fees	3,676	7,752	(4,076)	14,687	15,396	(709)
Expenses on distressed residential mortgage loans	3,261	1,491	1,770	7,827	3,920	3,907
Other	1,697	1,126	571	3,744	3,995	(251)
Total	$9,830	$11,613	$(1,783)	$29,816	$26,749	$3,067

The decrease in base management and incentive fees for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 was primarily driven by a decrease in incentive compensation earned by RiverBanc. In the third quarter of 2014, RiverBanc earned incentive compensation from the sale of the multi-family CMBS security that generated $16.5 million in realized gains.

The increase in expenses related to distressed residential mortgage loans for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is due to a higher average balance of loans outstanding, thereby resulting in higher servicing costs, work-out costs and due diligence costs.

Income Tax Expense

The increase in income tax expense of approximately $1.9 million for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to increased loan sale activity in our distressed residential loan portfolio during the third quarter of 2015 as compared to third quarter of 2014. The realized gain on sale from loan activity is transacted in a taxable REIT subsidiary for REIT compliance purposes and accordingly is subject to local, state and federal taxes.

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

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield, average cost of funds and net interest spread for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

Three Months Ended September 30, 2015

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$2,413	$2,322	$8,070	$11,540	$824	$30	$25,199
Interest Expense	(1,161)	(225)	(1,503)	(3,325)	(219)	—	(6,433)
Net Interest Income (3)	$1,252	$2,097	$6,567	$8,215	$605	$30	$18,766

Average Interest Earning Assets (2) (4)	$610,301	$134,765	$264,935	$591,792	$141,400	$2,488	$1,745,681
Weighted Average Yield on Interest Earning Assets(5)	1.58%	6.89%	12.18%	7.8%	2.33%	4.82%	5.77%
Average Cost of Funds (6)	(0.88)%	(1.29)%	(7.06)%	(3.94)%	(0.64)%	—%	(2.23)%
Net interest spread(7)	0.70%	5.60%	5.12%	3.86%	1.69%	4.82%	3.54%

Nine Months Ended September 30, 2015

Interest Income	$8,555	$8,229	$23,735	$32,367	$2,559	$6,052	$81,497
Interest Expense	(3,556)	(625)	(4,489)	(10,550)	(679)	—	(19,899)
Net Interest Income (3)	$4,999	$7,604	$19,246	$21,817	$1,880	$6,052	$61,598

Average Interest Earning Assets (2) (4)	$634,274	$131,480	$264,523	$581,893	$146,360	$21,881	$1,780,411
Weighted Average Yield on Interest Earning Assets (5)	1.8%	8.34%	11.96%	7.42%	2.33%	36.88%	6.10%
Average Cost of Funds (6)	(0.87)%	(1.27)%	(7.11)%	(3.99)%	(0.65)%	—%	(2.23)%
Net interest spread(7)	0.93%	7.07%	4.85%	3.43%	1.68%	36.88%	3.87%

Three Months Ended September 30, 2014

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$3,217	$4,052	$9,760	$5,209	$966	$2,423	$25,627
Interest Expense	(1,030)	(188)	(2,417)	(1,972)	(223)	(12)	(5,842)
Net Interest Income (3)	$2,187	$3,864	$7,343	$3,237	$743	$2,411	$19,785
Average Interest Earning Assets (2) (4)	$711,233	$145,911	$312,391	$254,682	$159,496	$25,692	$1,609,405
Weighted Average Yield on Interest Earning Assets (5)	1.81%	11.11%	12.5%	8.18%	2.42%	37.72%	6.37%
Average Cost of Funds (6)	(0.72)%	(0.86)%	(7.18)%	(4.78)%	(0.58)%	(1.85)%	(2.09)%
Net interest spread(7)	1.09%	10.25%	5.32%	3.4%	1.84%	35.87%	4.28%

Nine Months Ended September 30, 2014

Interest Income	$10,964	$15,137	$28,495	$14,414	$2,946	$6,600	$78,556
Interest Expense	(3,394)	(622)	(7,286)	(6,064)	(686)	(86)	(18,138)
Net Interest Income (3)	$7,570	$14,515	$21,209	$8,350	$2,260	$6,514	$60,418
Average Interest Earning Assets (2) (4)	$738,595	$148,406	$306,843	$241,449	$163,094	$23,818	$1,622,205
Weighted Average Yield on Interest Earning Assets (5)	1.98%	13.6%	12.38%	7.96%	2.41%	36.95%	6.46%
Average Cost of Funds (6)	(0.71)%	(0.91)%	(7.20)%	(4.79)%	(0.59)%	(1.75)%	(2.03)%
Net interest spread (7)	1.27%	12.69%	5.18%	3.17%	1.82%	35.2%	4.43%

(1)
The Company determined it is the primary beneficiary of certain Freddie Mac-sponsored K-Series securitizations (the “Consolidated K-Series,” as defined below) and has consolidated the Consolidated K-Series into the Company’s financial statements. Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us and interest income amounts represent interest income earned by securities that are actually owned by us. A reconciliation of our interest income in multi-family investments to our condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income, multi-family loans held in securitization trusts	$63,431	$75,891	$192,715	$226,336
Interest income, investment securities, available for sale (a)	870	2,546	2,623	7,440
Interest expense, multi-family collateralized obligation	57,388	69,310	174,475	207,167
Interest income, multi-family CMBS	6,913	9,127	20,863	26,609
Interest income, mezzanine loan and preferred equity investments (1)	1,157	633	2,872	1,886
Interest income in Multi-Family	$8,070	$9,760	$23,735	$28,495
(a) Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

(2)
Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us.

(3)	Net Interest Income excludes interest expense on our subordinated debentures.

(4)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income for the quarter by our average Interest Earning Assets for the quarter.

(6)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding subordinated debentures for the quarter. Our Average Cost of funds includes interest expense on our interest rate swaps.

(7)	Net Interest Spread is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the Weighted Average Cost of subordinated debentures.

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Total Weighted Average
September 30, 2015	18.6%	10.5%	18.0%	12.5%	8.9%	15.1%
June 30, 2015	9.2%	10.6%	16.3%	12.5%	11.1%	13.3%
March 31, 2015	9.1%	6.5%	14.7%	15.5%	13.7%	11.5%
December 31, 2014	12.3%	6.5%	14.6%	13.7%	5.4%	11.1%
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%
December 31, 2013	6.7%	5.3%	13.5%	16.8%	12.6%	10.0%
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%

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

Financial Condition

As of September 30, 2015, we had approximately $9.4 billion of total assets, as compared to approximately $10.5 billion of total assets as of December 31, 2014. The decrease in total assets is primarily a result of our de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust due to the sale of a first loss PO security in one of the Company’s Consolidated K-Series. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. As of September 30, 2015 and December 31, 2014, the Consolidated K-Series assets amounted to approximately $7.3 billion and $8.4 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

Investment Securities Available for Sale. At September 30, 2015, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, non-Agency RMBS, and U.S. Treasury securities, which are classified as investment securities available for sale. At September 30, 2015, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in carrying value of investment securities available for sale as of September 30, 2015 as compared to December 31, 2014 is primarily a result of principal paydowns, as well as a decline in pricing due to an increase in interest rate volatility.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	September 30, 2015		December 31, 2014
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2011	$24,792	$26,252	$19,129	$20,329
2011	7,672	8,102	19,408	20,381
2012	121,314	126,438	135,885	140,983
2013	855	875	—	—
2014	723	760	—	—
2015	493	536	—	—
Total ARMs	$155,849	$162,963	$174,422	$181,693
Fixed
2011	$10,486	$10,867	$1,899	$1,973
2012	403,035	419,843	458,871	476,708
2013	2,507	2,565	—	—
Total Fixed	$416,028	$433,275	$460,770	$478,681
IO
Prior to 2011	$178,391	$26,233	$202,962	$28,312
2011	105,981	16,446	132,545	20,858
2012	246,806	39,947	278,332	46,262
2013	118,500	20,667	125,176	21,822
2014	68,106	8,613	16,577	1,877
2015	86,676	13,361	—	—
Total IOs	$804,460	$125,267	$755,592	$119,131
Total Agency RMBS	$1,376,337	$721,505	$1,390,784	$779,505
U.S. Treasury securities
Prior to 2011	10,000	10,106	—	—
Non Agency RMBS
2006	2,203	1,616	2,533	1,939
CLOs
2007	—	—	35,550	35,203
Total	$1,388,540	$733,227	$1,428,867	$816,647

Investment Securities Available for Sale Held in Securitization Trusts. At September 30, 2015, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to Consolidated VIEs that have been securitized into beneficial interests. The following table sets forth the balances of our investment securities available for sale held in securitization trusts by vintage (i.e., by issue year) as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	September 30, 2015		December 31, 2014
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$861,643	$40,608	$886,117	$38,594
Total	$861,643	$40,608	$886,117	$38,594

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At September 30, 2015, residential mortgage loans held in securitization trusts totaled approximately $132.9 million. The Company’s net investment in the residential securitization trusts was $4.8 million at September 30, 2015, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 83.7% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
September 30, 2015	357	$136,203	$132,882
December 31, 2014	395	$152,277	$149,614

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	September 30, 2015			December 31, 2014
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$442	$2,950	$48	$441	$2,950	$48
Current Coupon Rate	2.77%	7.25%	1.25%	2.75%	7.25%	1.25%
Gross Margin	2.38%	4.13%	1.13%	2.38%	4.13%	1.13%
Lifetime Cap	11.35%	13.25%	9.38%	11.34%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	236	243	202	245	252	211
Average Months to Reset	3	11	1	3	11	1
Original FICO Score	724	818	593	726	818	593
Original LTV	70.05%	95.00%	13.94%	70.38%	95%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the nine months ended September 30, 2015 and 2014, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2015	$152,277	$968	$(3,631)	$149,614
Principal repayments	(16,100)	—	—	(16,100)
Provision for loan loss	—	—	(819)	(819)
Transfer to real estate owned	26	—	70	96
Charge-Offs	—	—	195	195
Amortization of premium	—	(104)	—	(104)
Balance, September 30, 2015	$136,203	$864	$(4,185)	$132,882

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2014	$165,173	$1,053	$(2,989)	$163,237
Principal repayments	(10,483)	—	—	(10,483)
Provision for loan loss	—	—	(522)	(522)
Transfer to real estate owned	(530)	—	157	(373)
Charge-Offs	1,112	—	—	1,112
Amortization of premium	—	(69)	—	(69)
Balance, September 30, 2014	$155,272	$984	$(3,354)	$152,902

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

At September 30, 2015 and December 31, 2014, distressed residential mortgage loans had a carrying value of $509.4 million and $582.7 million, respectively.

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $156.1 million and $221.6 million at September 30, 2015 and December 31, 2014, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $119.3 million and $110.3 million at September 30, 2015 and December 31, 2014, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $259.3 million and $327.4 million at September 30, 2015 and December 31, 2014, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
September 30, 2015	5,565	$579,592	$509,419
December 31, 2014	6,291	$684,508	$582,697

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	September 30, 2015	December 31, 2014
50.00% or less	3.5%	3.6%
50.01% - 60.00%	3.6%	3.7%
60.01% - 70.00%	6.6%	6.6%
70.01% - 80.00%	9.7%	9.0%
80.01% - 90.00%	12.1%	11.9%
90.01% - 100.00%	13.5%	12.4%
100.01% and over	51.0%	52.8%
Total	100.0%	100.0%

FICO Scores at Purchase	September 30, 2015	December 31, 2014
550 or less	16.6%	13.8%
551 to 600	29.5%	26.3%
601 to 650	28.3%	29.0%
651 to 700	16.3%	18.4%
701 to 750	7.1%	8.9%
751 to 800	2.0%	3.0%
801 and over	0.2%	0.6%
Total	100.0%	100.0%

Current Coupon	September 30, 2015	December 31, 2014
3.00% or less	13.0%	17.1%
3.01% - 4.00%	8.3%	7.0%
4.01% - 5.00%	19.5%	15.2%
5.01% – 6.00%	12.0%	12.7%
6.01% and over	47.2%	48.0%
Total	100.0%	100.0%

Delinquency Status	September 30, 2015	December 31, 2014
Current	80.5%	88.2%
31 – 60 days	3.8%	5.5%
61 – 90 days	4.7%	2.3%
90+ days	11.0%	4.0%
Total	100.0%	100.0%

Origination Year	September 30, 2015	December 31, 2014
2005 or earlier	26.6%	25.6%
2006	18.9%	19.8%
2007	34.1%	36.6%
2008 or later	20.4%	18.1%
Total	100.0%	100.0%

Consolidated K-Series. As of September 30, 2015 and December 31, 2014, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five and six Freddie Mac-sponsored multi-family K-Series securitizations as of September 30, 2015 and December 31, 2014, respectively, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of September 30, 2015 and December 31, 2014, the Consolidated K-Series was comprised of $7.3 billion and $8.4 billion, respectively, in multi-family loans held in securitization trusts and $7.0 billion and $8.0 billion, respectively, in multi-family CDOs outstanding with a weighted average interest rate of 4.11%. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 included $63.4 million and $192.7 million in interest income, respectively, and $57.4 million and $174.5 million in interest expense, respectively. Also, we recognized a $2.2 million unrealized loss and $16.9 million unrealized gain in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015, respectively, as a result of the fair value accounting method election. We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $285.1 million and $317.5 million as of September 30, 2015 and December 31, 2014, respectively.

In February 2015, the Company sold a first loss PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of September 30, 2015 and December 31, 2014, respectively (dollar amounts in thousands, except as noted):

	September 30, 2015	December 31, 2014
Current balance of loans	$9,106,779	$10,189,074
Number of loans	550	610
Weighted average original LTV	68.8%	68.8%
Weighted average underwritten debt service coverage ratio	1.49x	1.48x
Current average loan size	$16,558	$16,703
Weighted average original loan term (in months)	119	119
Weighted average current remaining term (in months)	78	82
Weighted average loan rate	4.40%	4.54%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.7%	13.5%
Texas	12.6%	12.5%
New York	8.0%	7.7%
Maryland	5.2%	5.2%

Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments with a combination of repurchase agreements and Federal Home Loan Bank advances. The Company has entered into repurchase agreements with third party financial institutions and the Company’s wholly owned subsidiary, GLIH, which is a member of the FHLBI, has access to a variety of products and services offered by the FHLBI, including secured advances. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

As of September 30, 2015 and December 31, 2014, we had approximately $586.1 million and $652.0 million of borrowings under financing arrangements, including Federal Home Loan Bank advances, respectively. As of September 30, 2015 and December 31, 2014, the current weighted average borrowing rate on these financing facilities was 0.52% and 0.43%, respectively.

As of September 30, 2015 and December 31, 2014, we had no counterparties where the amount at risk was in excess of 5% of stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing agreement in excess of the financing agreement liability.

As of September 30, 2015 and December 31, 2014, the outstanding balance under our financing agreements was funded at an advance rate of 92.4% and 92.8% that implies an average haircut of 7.6% and 7.2%, respectively. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs) and Agency IOs was approximately 5% and 25%, respectively.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2015, 2014 and 2013 for outstanding financing arrangements, including Federal Home Loan Bank advances (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162
December 31, 2014	$658,360	$651,965	$668,901
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857
March 31, 2014	$774,545	$767,827	$784,019
December 31, 2013	$796,044	$791,125	$800,193
September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667

Financing Arrangements, Distressed Residential Mortgage Loans. On December 16, 2014, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, to fund a portion of the purchase price of a pool of distressed residential mortgage loans comprised of re-performing loans. The outstanding balance on the master repurchase agreement, as of September 30, 2015 and December 31, 2014, amounts to approximately $185.5 million and $238.9 million, respectively, bore interest at one-month LIBOR plus 2.50% (2.69% and 2.66% at September 30, 2015 and December 31, 2014, respectively) and expires on December 17, 2015. Distressed residential mortgage loans with a carrying value of approximately $259.3 million at September 30, 2015, are pledged as collateral for the borrowings under the master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

Residential Collateralized Debt Obligations. As of September 30, 2015 and December 31, 2014, we had Residential CDOs of $129.1 million and $145.5 million, respectively. As of September 30, 2015 and December 31, 2014, the weighted average interest rate of these Residential CDOs was 0.57%% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $136.2 million and $152.3 million at September 30, 2015 and December 31, 2014, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of September 30, 2015 and December 31, 2014, had a net investment in the residential securitization trusts of $4.8 million and $5.6 million, respectively.

Securitized Debt. As of September 30, 2015 and December 31, 2014 we had approximately $140.9 million and $232.9 million of securitized debt, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 7 of our condensed consolidated financial statements included in this report for more information on securitized debt. The reduction in our securitized debt is due to paydown of principal during the nine month period ended September 30, 2015 from the proceeds of the sale of distressed residential loans held in securitization trusts in December 2014 and September 2015.

Subordinated Debentures. As of September 30, 2015, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.2%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

Derivative Assets and Liabilities. We generally hedge the risks related to changes in interest rates related to our borrowings as well as market values of our overall portfolio.

In order to reduce our interest rate risk related to our borrowings, we may utilize various hedging instruments, such as interest rate swap agreement contracts whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our short term financing arrangement or Residential CDOs to a fixed rate. At September 30, 2015 and December 31, 2014, the Company had $255.0 million and $350.0 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market liability value of $0.8 million at September 30, 2015 and net fair market asset value of $1.1 million at December 31, 2014. At September 30, 2015, the Company had $10 million of notional amount of interest rate swaps with a net fair market liability value of $0.4 million that was not designated as a hedging instrument (See Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

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

In connection with our investment in Agency IOs, we utilize several types of derivative instruments to hedge the overall risk profile of these investments. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with no minimal ability to adjust over the life of the transaction. Because we and Midway are frequently adjusting these derivative instruments in response to changing market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments.

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at September 30, 2015 was $910.6 million and included $2.2 million of accumulated other comprehensive income. The accumulated other comprehensive loss primarily consisted of $12.6 million in net unrealized gains related to our CMBS, partially offset by $0.8 million in unrealized derivative losses related to cash flow hedges and $9.5 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2014 was $817.9 million and included $10.0 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $9.1 million in unrealized gains primarily related to our CLOs, $12.4 million in net unrealized gains related to our CMBS and $1.1 million in unrealized derivative gains related to cash flow hedges, partially offset by $12.6 million in unrealized losses related to our Agency RMBS and non-Agency RMBS.
Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and nine months ended September 30, 2015 (amounts in thousands, except per share):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share(1)
Beginning Balance	$746,449	109,402	$6.82	$742,927	105,095	$7.07
Common stock issuance, net (2)	263			32,552	4,307
Preferred stock issuance, net	—			86,862
Preferred stock liquidation preference	—			(90,000)
Balance after share issuance activity	746,712	109,402	6.83	772,341	109,402	7.06
Dividends declared	(26,256)		(0.24)	(84,941)		(0.78)
Net change AOCI: (2)
Hedges	(781)		(0.01)	(1,943)		(0.02)
RMBS	3,811		0.04	3,036		0.03
CMBS	(245)		—	177		—
CLOs	—		—	(9,063)		(0.08)
Net income attributable to common stockholders	22,407		0.20	66,041		0.61
Ending Balance	$745,648	109,402	$6.82	$745,648	109,402	$6.82

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of September 30, 2015 of 109,401,721.

(2)	Includes amortization of stock based compensation.

(3)	Accumulated other comprehensive income (“AOCI”).

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our principal only multi-family CMBS are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain securities, as part of its overall investment strategy and these sales are expected to provide additional liquidity.

During the nine months ended September 30, 2015, net cash increased by $48.2 million, as a result of $279.7 million provided by investing activities and $28.6 million of cash provided by operating activities offset by $260.2 million used in financing activities. Our investing activities primarily included $65.6 million in proceeds from sale of loans held in multi-family securitization trusts, $67.8 million in proceeds from sales of investment securities, $79.1 million in principal paydowns received on investment securities available for sale, $57.4 million in principal repayments received on multi-family loans held in securitization trusts, $16.1 million in principal repayments received on residential mortgage loans held in securitization trusts, $232.1 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, partially offset by $97.7 million in purchases of residential mortgage loans and distressed residential mortgage loans, $43.8 million in the funding of mezzanine loans and preferred equity investments, $87.8 million in purchases of investment securities and $5.4 million in purchases of FHLBI stock. Our financing activities primarily included net proceeds from common stock issuances of $31.8 million and proceeds from preferred stock issuance of $86.9 million, partially offset by $119.4 million in payments of financing arrangements, net of FHLBI advances, $57.4 million in payments made on multi-family CDOs, $93.1 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $16.5 million in payments made on Residential CDOs, and $92.5 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, FHLBI advances, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt (including financings similar to our CMBS Master Repurchase Agreements), the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At September 30, 2015, we had cash and cash equivalents balances of $123.8 million, which increased from $75.6 million at December 31, 2014. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

Liquidity – Financing Arrangements

We rely primarily on short-term repurchase agreements to finance the more liquid assets in our investment portfolio, such as Agency RMBS. In recent years, certain repurchase agreement lenders have elected to exit the repo lending market for various reasons, including new capital requirement regulations. However, as certain lenders have exited the space, other financing counterparties that had not participated in the repo lending market historically have begun to step in to replace many of the lenders that have elected to exit.

In light of the evolving repurchase agreement lending environment, we intend to replace a portion of our repurchase agreement borrowings with secured advances from the FHLBI, of which, GLIH, one of our subsidiaries, is a member. Each advance from the FHLBI will require approval by the FHLBI and will be secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI. Eligible collateral may include conventional one-to-four family residential mortgage loans, CMBS, Agency RMBS and Non-Agency RMBS with an A rating and above. In connection with GLIH becoming a member of the FHLBI, the Company has agreed to guarantee the due and punctual payment of GLIH’s obligations under its financing agreement with FHLBI. As of September 30, 2015, the Company had $121.0 million in outstanding secured advances from FHLBI.

As of September 30, 2015, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with five different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of September 30, 2015, we had an aggregate amount at risk under our repurchase agreements with five counterparties of approximately $41.8 million, with no more than approximately $22.4 million at risk with any single counterparty. At September 30, 2015, the Company had short-term repurchase agreement borrowings of $465.1 million as compared to $652.0 million as of December 31, 2014.

As of September 30, 2015, the Company had $123.8 million in cash and $158.7 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $87.0 million of RMBS, of which $85.4 million are Agency RMBS, and $61.5 million of multi-family CMBS (which represents the net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series). The $123.8 million of cash, the $87.0 million in RMBS, $61.5 million of CMBS, and $23.9 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio financing arrangements), which collectively represent 52.3% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

At September 30, 2015, the Company also had a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $260.0 million, expiring on December 17, 2015. The outstanding balance under the master repurchase agreement amounted to approximately $185.5 million at September 30, 2015. This master repurchase agreement is collateralized by distressed residential mortgage loans with a carrying value of $259.3 million at September 30, 2015. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

At September 30, 2015, we also had other longer-term debt, including Residential CDOs outstanding of $129.1 million, multi-family CDOs outstanding of $7.0 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $140.9 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2013 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

As of September 30, 2015, our overall leverage ratio, including both our short- and longer-term financing, such as securitized debt and subordinated debt (and excluding the CDOs issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 1.1 to 1. As of September 30, 2015, our leverage ratio on our short term financings or callable debt was approximately 0.8 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

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

We also use TBAs to hedge interest rate risk associated with our investments in Agency IOs. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting $283.9 million at September 30, 2015, and is included in payable for securities purchased on our condensed consolidated balance sheet.

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

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings as a source of both short-term and long-term liquidity. On April 22, 2015, the Company closed on an underwritten public offering of 3,600,000 shares of the Company’s Series C Preferred Stock. The issuance and sale of the 3,600,000 shares of Series C Preferred Stock resulted in total net proceeds to the Company of approximately $86.9 million after deduction of underwriting discounts and commissions and offering expenses.

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

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the nine months ended September 30, 2015, the Company issued 2,789,439 shares under the Equity Distribution Agreements, at an average sales price of $7.91, resulting in total net proceeds to the Company of $21.6 million, after deducting the placement fees. As of September 30, 2015, approximately $52.9 million remains available for issuance under the Equity Distribution Agreements.

On March 20, 2015, in connection with the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to JMP a notice of termination of the Equity Distribution Agreement dated June 11, 2012 (the “Prior Equity Distribution Agreement”), which termination became effective March 23, 2015. The Prior Equity Distribution Agreement provided for the sale by the Company of common stock having a maximum aggregate value of up to $25,000,000 from time to time through JMP, as the Company’s agent. During the nine months ended September 30, 2015, the Company issued 1,326,676 shares under the Prior Equity Distribution Agreement, at an average sales price of $7.89 resulting in total net proceeds to the Company of $10.3 million, after deducting the placement fees. During the term of the Prior Equity Distribution Agreement, the Company sold a total of 2,153,989 shares of its common stock at an average price of $7.63 per share pursuant to the Prior Distribution Agreement, resulting in net proceeds to the Company of approximately $16.1 million

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2015 to Three and Nine Months Ended September 30, 2014 - Comparative Expenses" for more information regarding the base management and incentive fee incurred during the three and nine months ended September 30, 2015.

Dividends

On September 18, 2015, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on July 15, 2015 and ended on October 14, 2015. This dividend was paid on October 15, 2015 to holders of record of Series B Preferred Stock as of October 1, 2015.

On September 18, 2015, we declared a Series C Preferred Stock cash dividend of $0.4921875 per share of Series C Preferred Stock for the quarterly period that began on July 15, 2015 and ended on October 14, 2015. This dividend was paid on October 15, 2015 to holders of record of Series B Preferred Stock as of October 1, 2015.

On September 18, 2015, we declared a 2015 third quarter cash dividend of $0.24 per common share. The dividend was paid on October 26, 2015 to common stockholders of record as of September 28, 2015. The dividend was paid out of our working capital.

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, Cayman Islands Branch, in the amount of $185.5 million at September 30, 2015 with a net exposure of $73.8 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This section should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K, “Item 1A. Risk Factors” in Part II of our Quarterly Reports on Form 10-Q and in our subsequent periodic reports filed with the SEC.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of September 30, 2015 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$4,926
+100	$5,361
-100	$(14,957)

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

Our principal sources of liquidity are repurchase agreements, Federal Home Loan Bank advances, the CDOs we have issued to finance our loans held in securitization trusts, securitized debt, trust preferred securities, the principal and interest payments from our assets and cash proceeds from the issuance of equity or debt securities (as market and other conditions permit). We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

We are subject to “margin call” risk under our repurchase agreements and Federal Home Loan Bank advances. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements and Federal Home Loan Bank advances could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over our repurchase agreements as they mature from time to time in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, CMBS, commercial real estate-related debt investments and CLOs, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit the exposure of borrower defaults to the Company.

We seek to manage credit risk through our pre-acquisition or pre-funding due diligence process, and by factoring projected credit losses into the purchase price we pay or loan terms we negotiate for all of our credit sensitive assets. In general, we evaluate relative valuation, supply and demand trends, prepayment rates, delinquency and default rates, vintage of collateral and macroeconomic factors as part of this process. Nevertheless, these procedures do not guarantee unanticipated credit losses which would materially affect our operating results.

With respect to the $509.4 million of distressed residential mortgage loans the Company owned at September 30, 2015, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of September 30, 2015, we own $315.6 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 33.9% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool. As of September 30, 2015, we own approximately $119.8 million of first mortgage loan, mezzanine loan, preferred equity and equity investments at September 30, 2015, backed by residential and multi-family properties, including approximately $56.0 million in common equity and preferred equity interests in RB Multifamily Investors LLC, an entity that invests in commercial real estate and commercial real estate-related debt investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of September 30, 2015 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of September 30, 2015, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(81,278)	3.44
+100	$(39,587)	3.09
Base		2.32
-100	$19,332	1.11

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 6. Exhibits

The information set forth under “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: November 5, 2015	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Kristine R. Nario
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

4.4
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

4.5
Form of Certificate representing the Series B Preferred Stock. (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on May 31, 2013).

4.6
Form of Certificate representing the Series C Preferred Stock. (Incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on April 21, 2015).

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Label Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and2014; and (vi) Notes to Condensed Consolidated Financial Statements.