Form 10-K
period 2015-12-31
NEW YORK MORTGAGE TRUST INC
filed 2016-02-25
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(212) 792-0107
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Stock Market
7.75% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NASDAQ Stock Market
7.875% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, $25.00 Liquidation Preference	NASDAQ Stock Market

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

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was $813,215,764.

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding on February 24, 2016 was 109,360,208.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Part III, Items 10-14
1.     Portions of the Registrant's Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders scheduled for May 2016 to be filed with the Securities and Exchange Commission by no later than April 29, 2016.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

PART I
Item 1. BUSINESS

In this Annual Report on Form 10-K we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) residential mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of December 31, 2015, five separate Freddie Mac- sponsored multi-family loan K-Series securitizations, or, as of December 31, 2014, six separate Freddie Mac-sponsored multi-family loan K-Series securitizations of which we, or one of our "special purpose entities," or "SPEs," own the first loss PO securities and certain IO securities; “Variable Interest Entity" or "VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

General

We are a real estate investment trust, or REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our portfolio includes credit sensitive assets and investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

Our investment portfolio includes residential mortgage loans, including second mortgages and loans sourced from distressed markets, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate and commercial real estate-related debt investments, and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days, longer term repurchase agreement borrowing with terms between one year and 18 months and longer term structured financings, such as securitizations with terms longer than one year.

We internally manage a certain portion of our portfolio, including Agency ARMs, Agency fixed-rate RMBS, non-Agency RMBS, CLOs, residential securitized loans and second mortgage loans. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands Asset Management, LLC, or Headlands, RiverBanc, LLC, or RiverBanc, and The Midway Group, L.P., or Midway, with Headlands providing investment management services with respect to our investments in certain distressed residential loans, RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related debt investments, and Midway providing investment management services with respect to our investments in Agency IOs.

We have elected to be taxed as a REIT for federal income tax purposes and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income, distribution and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we expect to be subject to some federal, state and local taxes on our income generated in our TRSs.

The financial information requirements required under this Item 1 may be found in our consolidated financial statements beginning on page F-1 of this Annual Report.

Our Investment Strategy

Our strategy is to construct a residential portfolio that includes elements of both interest rate and credit risk. Our investment strategy focuses on the acquisition and management of (i) “credit residential” assets, which we define as residential mortgage loans, including distressed residential loans and second mortgage loans, multi-family investments, including CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties and equity and debt securities issued by entities that invest in commercial real estate and commercial real estate-related debt investments, (ii) leveraged Agency RMBS, which may include Agency ARMs, Agency fixed-rate and Agency IOs and (iii) the opportunistic acquisition of other types of mortgage-related and financial assets that meet our investment criteria.

Prior to deploying capital to any of our targeted asset classes or determining to dispose of any of our investments, our management team will consider, among other things, the amount and nature of anticipated cash flows from the asset, our ability to finance or borrow against the asset and the terms of such financing, the related capital requirements, the credit risk related to the asset or the underlying collateral and future general market conditions. Consistent with our strategy to produce returns through a combination of net interest margin and net realized capital gains, we will seek, from time to time, to sell certain assets within our portfolio when we believe the combination of realized gains on an asset and reinvestment potential for the related sale proceeds are consistent with our long-term return objectives.

Our investment strategy does not, subject to our continued compliance with applicable REIT tax requirements and the maintenance of our exclusion from the Investment Company Act of 1940, as amended (the “Investment Company Act”), limit the amount of our capital that may be invested in any of these investments or in any particular class or type of assets. Thus, our future investments may include asset types different from the targeted or other assets described in this Annual Report. The investment and capital allocation decisions of our company and our external managers depend on prevailing market conditions, among other factors, and may change over time in response to opportunities available in different economic and capital market environments. As a result, we cannot predict the percentage of our capital that will be invested in any particular investment at any given time.

For more information regarding our portfolio as of December 31, 2015, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Investments in Credit Residential Assets

We seek to identify credit sensitive assets, primarily relating to residential housing, including multi-family housing, from which we can extract value through a combination of current yield and/or capital appreciation. Our portfolio of credit residential assets is currently comprised of residential mortgage loans, including distressed residential loans and second mortgage loans, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties and equity and debt securities issued by entities that invest in residential and commercial real estate and commercial real estate-related debt investments. Our portfolio also includes distressed residential mortgage loans held in securitization trusts and prime ARM loans held in securitization trusts (which we refer to as residential securitized loans).

During the years ended December 31, 2015 and 2014, we acquired multiple pools of distressed residential mortgage loans having an estimated aggregate market value of approximately $152.2 million and $400.9 million, respectively, at the time of their respective acquisitions. These distressed residential mortgage loans consist of performing and re-performing, fixed- and adjustable-rate, fully-amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties. The loans were purchased at a discount to the aggregate principal amount outstanding, which we believe will provide us with adequate credit protection and an opportunity to modify and sell the loan and achieve an attractive yield. Our distressed residential mortgage loans are sourced and managed by Headlands.

During the third quarter of 2015, we announced the expansion of our credit residential strategy through investments in targeted newly originated second lien mortgages, or "second mortgages". Pursuant to our second mortgage program, we have established relationships with mortgage originators that will underwrite the second mortgages to guidelines established by us. These guidelines should lead to the origination of a mortgage that will be a qualified mortgage as defined by the Consumer Finance Protection Bureau. We intend to purchase from these originators the closed second mortgages that meet our underwriting guidelines and have gone through our due diligence procedures. We intend to continue to accumulate second mortgage loans pursuant to flow sale and purchase agreements with our current partners and we intend to pursue new relationships with additional partners in the future. We believe this program will provide us with an attractive way to expand our portfolio with credit assets that should generate attractive risk- adjusted returns by targeting higher credit-quality borrowers that we believe are currently underserved by large financial institutions.

Our portfolio of multi-family CMBS is comprised of (i) fixed rate PO securities issued from the first loss tranche, or “first loss,” of certain multi-family K-series securitizations sponsored by Freddie Mac and (ii) certain IO securities issued by these securitizations. Our investments in these privately placed first loss PO securities generally represent approximately 7.5% of the overall securitization which typically totals approximately $1.0 billion in multi-family residential loans consisting of 70 to 100 individual properties diversified across a wide geographic footprint. These first loss securities are typically backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years. Moreover, each first loss tranche of multi-family CMBS in our portfolio is, in most cases, the most junior tranche of security issued by the securitization, meaning it will absorb all losses in the securitization prior to other more senior tranches being exposed to loss. As a result, each of the first loss securities in our portfolio has been purchased, upon completion of a credit analysis and due diligence by our external manager and after consultation with and approval of our senior management, at a significant discount to its then-current par value, which we believe provides us with adequate protection against projected losses. In addition, as the owner of the first loss tranche, the Company, through RiverBanc, has the right to participate in the workout of any distressed property in the securitization. We believe this right will allow the Company to mitigate or reduce any possible loss associated with the distressed property. The Company also invests in IO securities from a number of the same multi-family securitizations from which we acquired our first loss PO investments. These IO securities are stripped off the entire securitization allowing the Company to receive cashflows over the life of the multi-family loans backing the securitization. These investments range from 10 to 17 basis points and the underlying notional amount approximates $1.0 billion each. We may in the future invest in more senior tranches of multi-family CMBS, which may include some form of leverage, if we believe the risk-adjusted returns for such assets are attractive. In addition, we may acquire multi-family CMBS from private originators of, or investors in, mortgage loans, including non-financial institutions and other entities. With respect to the multi-family CMBS owned by us, all of the loans that back the respective securitizations have been underwritten in accordance with Freddie Mac underwriting guidelines and standards; however, the multi-family securities we own are not guaranteed by Freddie Mac.

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

We also invest in equity and debt securities of entities that invest in residential and commercial real estate and commercial real estate-related debt investments focused on multi-family properties. For example, as of December 31, 2015, we own a $56.9 million investment in RB Multifamily Investors LLC (“RBMI”), a fund that is managed by RiverBanc and owns preferred equity and joint venture investments in, and mezzanine loans secured by, an aggregate of ten multi-family apartment properties. Included in our total investment in RBMI are preferred equity interests amounting to approximately $41.5 million as of December 31, 2015, with the balance represented by common equity interests.

The prime ARM loans held in securitization trusts, which we refer to as “residential mortgage loans held in securitization trusts” in our consolidated financial statements, are loans that primarily were originated by our discontinued mortgage lending business, and to a lesser extent purchased from third parties, that we securitized in 2005. These loans are substantially prime, full documentation, hybrid ARMs on residential properties and are all first lien mortgages. We maintain the ownership trust certificates, or equity, of these securitizations, which includes rights to excess interest, if any, and also take an active role in managing delinquencies and default risk related to the loans.

Investments in Agency RMBS

Our Agency RMBS consist of Agency ARMs, Agency fixed-rate RMBS and Agency IOs. Our Agency ARMs and Agency fixed-rate RMBS portfolios are managed by us, our Agency IO portfolio is managed by Midway. Our Agency ARMs consist of pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and are backed by ARMs or hybrid ARMs. Our current portfolio of Agency ARMs has interest reset periods ranging from 30 years to less than three months.

Our Agency fixed-rate RMBS portfolio consists of pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, which are primarily backed by 15-year residential fixed rate mortgage loans with lesser amounts invested in 20-year residential fixed-rate mortgage loans. The majority of these securities have coupons ranging from 2.5% to 3.5%.

Agency IOs are securities that represent the right to receive the interest portion of the cash flow from a pool of mortgage loans issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Agency IOs allow us to make a direct investment in borrower prepayment trends; however, Agency IOs introduce increased risk due to price sensitivity as these securities have no underlying principal cash flows, which will cause them to underperform in high prepayment environments as future interest payments will be reduced as a direct result of prepayments. In a rising interest rate environment, the value of an Agency IO generally tends to increase as their expected average life increases and prepayments decrease. Our investments in Agency IOs and related hedging and borrowing activities are managed by Midway. We sometimes refer to these investments and related hedging and borrowing activities as our Agency IO strategy or our Agency IO portfolio.

It should be noted that the guarantee provided by the GSEs on Agency RMBS issued by them does not protect us from prepayment risk. In addition, our Agency RMBS (including Agency IOs) are at risk to new or modified government-sponsored homeowner stimulus programs that may induce unpredictable and excessively high prepayment speeds resulting in accelerated premium amortization and reduced net interest margin, both of which could materially adversely affect our business, financial condition and results of operations.

Our Financing Strategy

We strive to maintain and achieve a balanced and diverse funding mix to finance our assets and operations. To achieve this, we rely primarily on a combination of short-term and longer-term repurchase agreement borrowings and structured financings, including securitized debt, CDOs and long term subordinated debt. The Company's policy for leverage is based on the type of asset, underlying collateral and overall market conditions, with the intent of obtaining more permanent, longer-term financing for our more illiquid assets, such as our credit sensitive first loss tranche multi-family CMBS and distressed residential loans. Currently, we target maximum leverage ratios for callable or short-term financings of 8 to 1, in the case of Agency RMBS (other than Agency IOs), and 2 to 1, in the case of Agency IOs. We may utilize short term financing on other asset classes with leverage ratios driven by the nature of the underlying asset as well as current market conditions.

As of December 31, 2015, our overall leverage ratio, including our short-term financings, such as repurchase agreements, and longer-term financings, such as securitized debt and subordinated debt (excluding the CDOs issued by the Consolidated K-Series and our residential CDOs), divided by stockholders’ equity, was approximately 1.1 to 1. Our leverage ratio on our short term financings or callable debt was approximately 0.9 to 1. In each case, there may be occasional short-term increases or decreases in the amount of leverage used due to significant market events, and we may change our leverage strategy at any time. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

We primarily rely on short-term repurchase agreements to fund our Agency RMBS portfolio. These repurchase agreements provide us with short-term borrowings (typically 30 days) that bear interest rates that are linked to the London Interbank Offered Rate (“LIBOR”), a short term market interest rate used to determine short term loan rates. Pursuant to these repurchase agreements, the financial institution that serves as a counterparty will generally agree to provide us with financing based on the market value of the securities that we pledge as collateral, less a “haircut.” The market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. Our repurchase agreements may require us to deposit additional collateral pursuant to a margin call if the market value of our pledged collateral declines as a result of market conditions or due to principal repayments on the mortgages underlying our pledged securities. Interest rates and haircuts will depend on the underlying collateral pledged.

With respect to our investments in multi-family CMBS, other commercial mortgage debt-related investments and distressed residential loans, we finance our investment in these assets through working capital and, subject to market conditions, both short-term and long-term borrowings. Our financings may include repurchase agreement borrowings with terms of one year or less, or longer term structured debt financing, such as longer-term repurchase agreement financing and securitized debt where the assets we intend to finance are contributed to an SPE and serve as collateral for the financing. We engage in longer-term financings for the primary purpose of obtaining longer-term non-recourse financing on these assets. As of December 31, 2015, our multi-family CMBS amounting to approximately $265.0 million and distressed residential mortgage loans amounting to approximately $421.2 million are financed by some form of repurchase agreement borrowing or securitized debt.

Pursuant to the terms of our long-term debt financings, our ability to access the cash flows generated by the assets serving as collateral for these borrowings may be significantly limited and we may be unable to sell or otherwise transfer or dispose of or modify such assets until the financing has matured. As part of each of our securitized debt financings and longer-term master repurchase agreements we are currently party to, we have provided a guarantee with respect to certain terms of some of these longer-term borrowings incurred by certain of our subsidiaries and we may provide similar guarantees in connection with future financings.

We finance our prime ARM loans held in securitization trusts with approximately $116.7 million of residential CDOs as of December 31, 2015. These residential CDOs were issued in securitization transactions we completed in 2005.

For more information regarding our outstanding borrowings and debt instruments at December 31, 2015, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Our Hedging Strategy

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, put and call options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs.

In connection with our investment in Agency IOs, we utilize several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and TBAs to hedge interest rate risk and spread risk. For example, we utilize TBAs to hedge the interest rate and spread risk inherent in our Agency fixed rate RMBS, including certain of our Agency IOs that are backed by Agency fixed rate RMBS. In a TBA transaction, we would agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis prior to the forward settlement date. By utilizing TBA transactions, we attempt to reduce changes in portfolio values due to changes in interest rates. Although TBAs are liquid and have quoted market prices and represent the most actively traded class of RMBS, the use of TBAs exposes us to increased market value risk. We typically conduct TBA and other interest rate futures hedging transactions through one of our TRSs.

We also use interest rate swaps (separately from the interest rate swaps we use in connection with our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements.

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

Our External Managers

The Midway Group, L.P.

A portion of our Agency RMBS portfolio comprised of Agency IOs is externally managed and advised by Midway pursuant to an investment management agreement between Midway and us (as amended, the “Midway Management Agreement”). Midway was founded in 2000 by Mr. Robert Sherak, a mortgage industry veteran with more than 25 years’ experience, to serve as investment manager to the Midway Market Neutral Fund LLC, a private investment fund. Midway has been managing a hedged portfolio of mortgage-related securities for over 15 years.

Midway is responsible for administering the business activities and day-to-day operations of our investments in Agency IOs, and certain derivative instruments. These responsibilities include arranging and coordinating the purchase and sale of various investment assets and the financing and hedging associated with such assets, with direct oversight from our management team. Midway also may invest from time to time in, among other things, Agency RMBS consisting of pass-through certificates, CMOs, and POs and non-agency RMBS (which may include IOs and POs). As part of its investment process, we expect that Midway will analyze significant amounts of data regarding the historical performance of mortgage-related securities transactions and collateral over various market cycles.

Midway has established portfolio management resources for the investment assets described above and an established infrastructure supporting those resources. We believe that we benefit from Midway’s highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community and operational expertise. Moreover, since its founding, we believe Midway has developed strong relationships with a wide range of dealers and other market participants that provide Midway access to a broad range of trading opportunities and market information.

As of December 31, 2015, we had allocated approximately $108.3 million of capital to investments managed by Midway.

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

Pursuant to the terms of the Midway Management Agreement, Midway receives a base management fee payable monthly in arrears in a cash amount equal to (i) 1.50% per annum of our invested capital in the assets managed by Midway as of the last business day of the previous month, multiplied by (ii) 1/12th. In addition, Midway is entitled to a quarterly incentive fee (the "Midway Incentive Fee") that is calculated quarterly and paid quarterly in arrears. The Midway Incentive Fee is subject to a high water mark equal to an 11% return on our invested capital in assets managed by Midway (the “High Water Mark”), and is payable in an amount equal to the excess, if any, of 35% of the dollar amount by which adjusted net income (as defined below) attributable to the assets managed by Midway, on a quarterly basis and before accounting for the Midway Incentive Fee, exceeds an annual 12.5% rate of return on invested capital (the “Hurdle Rate”), after adjusting for any carried over shortfall from previous quarters. The return rate for each quarter (the “Calculation Period”) is determined by dividing (i) the adjusted net income for the Calculation Period by (ii) the weighted average of our invested capital in assets managed by Midway during the Calculation Period. Upon mutual agreement of the parties to the Midway Management Agreement, a portion of each Midway Incentive Fee payable to Midway may be paid in shares of our common stock. For the purpose of the Midway Management Agreement, adjusted net income is defined as net income (loss) calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), including any unrealized gains and losses, after giving effect to certain expenses. All securities managed for us by Midway are valued in accordance with GAAP. Unlike the Hurdle Rate, which is calculated on a three month basis, the High Water Mark is calculated on a calendar 12 month basis and resets every 24 months. The High Water Mark is a static dollar figure that Midway is required to recoup, to the extent there is a deficit in the prior High Water Mark calculation period, before it is eligible again to receive a Midway Incentive Fee.

In addition to the base management and incentive fees provided for in the Midway Management Agreement, we issued 213,980 shares of restricted stock to Midway in March 2012 that vested annually in one-third increments beginning on December 31, 2012. All of the restricted shares issued to Midway had vested in full as of December 31, 2014. We also reimburse Midway for all transaction costs and expenses incurred in connection with the management and administration of the assets and liabilities that they manage on our behalf.

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

RiverBanc LLC

In April 2011, we formed a relationship with RiverBanc, a privately owned investment management and specialty finance company founded by Kevin Donlon, for the purpose of investing in multi-family CMBS, such as Freddie Mac Multifamily Loan Securitization K-Series’ assets, and other commercial real estate-related debt investments, such as mezzanine loans to and preferred equity investments in owners of multi-family properties. Pursuant to an investment management agreement between RiverBanc and us. RiverBanc sources, structures and manages our investments in these asset classes. As of December 31, 2015, we owned a 20% equity interest in RiverBanc.

In addition to the assets that RiverBanc manages directly for us, it also manages RBMI of which the Company owns, as of December 31, 2015, approximately 67% of the outstanding common equity interests. Pursuant to a management agreement between RiverBanc and this entity, RiverBanc is entitled to receive base management and incentive fees for its management of assets owned by RBMI. Our total investment in RBMI, amounts to approximately $56.9 million as of December 31, 2015. Included in our total investment in RBMI are preferred equity interests having an aggregate liquidation preference of approximately $41.5 million as of December 31, 2015.

RiverBanc Management Agreement

On March 13, 2013, we entered into an amended and restated management agreement with RB Commercial Mortgage LLC, our wholly-owned subsidiary, and RiverBanc (the “RiverBanc Management Agreement”). The RiverBanc Management Agreement, which replaces the prior management agreement between RiverBanc and RB Commercial Mortgage LLC, has an annual term that is now subject to automatic annual one-year renewals (subject to any notice of termination).

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

Headlands Asset Management LLC

We engaged Headlands to manage and advise us with respect to the distressed residential mortgage loans that we acquire. Headlands sources and performs due-diligence procedures on the pools of distressed residential mortgage loans that we acquire and manages the servicing, modification and final disposition or resolution of the loans, which can range from modifying a mortgage loan balance, interest rate or payment to selling the underlying loan or the real estate asset.

Headlands was founded on May 2008 as an investment manager focused on purchasing, servicing and managing all aspects of a portfolio of residential mortgage loans.

Headlands Management Agreements

Pursuant to the terms of our investment management agreements with Headlands, Headlands receives a monthly base management fee payable on the tenth business day of each month in a cash amount equal to the product of (i) 1.50% per annum of assets under management (“AUM”) as of the first day of each such month, multiplied by (ii) 1/12th, where AUM represents the net asset value of the mortgage loans being managed by Headlands. In addition, Headlands is entitled to an incentive fee that is calculated quarterly. The incentive fee is based upon the weighted average AUM during the fiscal quarter and is payable in an amount equal to 35% of the dollar amount by which the taxable income (before accounting for any incentive fees earned by Headlands and interest on the notes) of the subsidiary that holds the loans exceeds an annualized 12% rate of return on such weighted average AUM (provided, however, that the applicable percentage for calculation of the incentive fee on any incremental return in excess of 22% shall be reduced by the amount of any subordinate servicing fees). The parties will recalculate the annual incentive fee earned by Headlands (if any) after the fourth fiscal quarter of each year and will adjust any payments owed or required to be remitted based on such annual calculation. We also pay Headlands a servicing surveillance fee equal to 0.5% of the unpaid principal of the mortgage loans they manage for us.

Headlands may terminate its investment management relationship with us at any time upon not less than 60 days’ notice; provided, however, that, subject to certain exceptions, it may not terminate or resign as manager prior to the time certain debt issued to finance the mortgage loans managed by them is repaid. We may terminate an investment management agreement with Headlands in the event of an uncured violation of the agreement or any bankruptcy, insolvency or liquidation proceedings in respect of Headlands. Neither Headlands nor we will incur a termination fee upon termination of any Headlands investment management agreement. We have agreed to guarantee the payment of the base management fees and expenses payable to Headlands by our subsidiaries.

Conflicts of Interest with Our External Managers; Equitable Allocation of Opportunities

Each of Midway, RiverBanc and Headlands manages, and is expected to continue to manage, other client accounts with similar or overlapping investment strategies. In connection with the services provided to those accounts, these managers may be compensated more favorably than for the services provided under our external management agreements, and such discrepancies in compensation may affect the level of service provided to us by our external managers. Moreover, each of our external managers may have an economic interest in the accounts they manage or the investments they propose. In addition, we have in the past engaged in certain co-investment opportunities with an external manager or one of its affiliates and we may participate in future co-investment opportunities with our external managers or their affiliates. In these cases, it is possible that our interests and the interests of our external managers will not always be aligned and this could result in decisions that are not in the best interests of our company.

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

Certain Federal Income Tax Considerations and Our Status as a REIT

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code for federal income tax purposes, commencing with our taxable year ended December 31, 2004, and we believe that our current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ending December 31, 2016 and thereafter. Accordingly, the net interest income we earn on our assets is generally not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income in the form of a dividend to our stockholders each year and comply with various other requirements. Taxable income generated by TRSs is subject to regular corporate income tax.

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

Taxable REIT Subsidiaries. A REIT is permitted to own up to 100% of the stock of one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by the parent REIT. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Our TRSs are subject to corporate income tax on their taxable income.

Qualified REIT Assets. On the last day of each calendar quarter, at least 75% of the value of our assets (which includes any assets held through a QRS) must consist of qualified REIT assets — primarily real estate, mortgage loans secured by real estate, and certain mortgage-backed securities (“Qualified REIT Assets”), government securities, cash, and cash items. We believe that substantially all of our assets are and will continue to be Qualified REIT Assets. On the last day of each calendar quarter, of the assets not included in the foregoing 75% asset test, the value of securities that we hold issued by any one issuer may not exceed 5% in value of our total assets and we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities (with an exception for securities of a QRS or of a TRS). In addition, the aggregate value of our securities in TRSs cannot exceed 25% (20% for taxable years beginning after December 31, 2017) of our total assets, and no more than 25% of the value of our total assets may consist of debt instruments of "publicly offered REITs" (i.e., REITs that are required to file annual and periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act). We monitor the purchase and holding of our assets for purposes of the above asset tests and seek to manage our portfolio to comply at all times with such tests.

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

Corporate Offices and Personnel

We were formed as a Maryland corporation in 2003. Our corporate headquarters are located at 275 Madison Avenue, Suite 3200, New York, New York, 10016 and our telephone number is (212) 792-0107. As of December 31, 2015, we employed seven full-time employees.

Access to our Periodic SEC Reports and Other Corporate Information

Our internet website address is www.nymtrust.com. We make available free of charge, through our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments thereto that we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website and are available in print to any stockholder upon request in writing to New York Mortgage Trust, Inc., c/o Secretary, 275 Madison Avenue, Suite 3200, New York, New York, 10016. Information on our website is neither part of, nor incorporated into, this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally have caused and may cause us to experience losses and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. Furthermore, because a significant portion of our current assets and our targeted assets are credit sensitive, we believe the risks associated with our investments will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In recent years, concerns about the health of the global economy generally and the residential and commercial mortgage markets specifically, as well as inflation, energy costs, European sovereign debt, U.S. budget debates and geopolitical issues and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and financial markets. The residential and commercial mortgage markets were adversely affected by changes in the lending landscape during the financial market crisis of 2008, the severity of which was largely unanticipated by the markets, and there is no assurance that these markets will not worsen again.

In addition, an economic slowdown, delayed recovery or general disruption in the mortgage markets may result in decreased demand for residential and commercial property, which would likely further compress homeownership rates and place additional pressure on home price performance, while forcing commercial property owners to lower rents on properties with excess supply. We believe there is a strong correlation between home price growth rates and mortgage loan delinquencies. Moreover, to the extent that a property owner has fewer tenants or receives lower rents, such property owners will generate less cash flow on their properties, which reduces the value of their property and increases significantly the likelihood that such property owners will default on their debt service obligations. If the borrowers of our mortgage loans, or the loans underlying certain of our investment securities, default, we may incur material losses on those loans or investment securities. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income and our ability to acquire our targeted assets in the future on favorable terms or at all. The further deterioration of the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may result in a decline in the market value of our investments or cause us to experience losses related to our assets, which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our stockholders.

An increase in interest rates may cause a decrease in the availability of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives and to generate income and pay dividends.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment and business objectives. Rising interest rates may also cause our targeted assets that were issued or originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.

In addition, the RMBS and residential mortgage loans we invest in may be comprised of ARMs that are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security or loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on the Agency ARMs or residential mortgage loans comprised of ARMs in our portfolio. This problem is magnified for securities backed by, or residential mortgage loans comprised of, ARMs and hybrid ARMs that are not fully indexed. Further, certain securities backed by, or residential mortgage loans comprised of, ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on Agency ARMs backed by, or residential mortgage loans comprised of, ARMs and hybrid ARMs may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium securities carry will be earned for a shorter period of time. Generally, “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Since many RMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Although we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes.

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

Certain of the assets held in our investment portfolio have a fixed coupon rate, generally for a significant period, and in some cases, for the average maturity of the asset. At the same time, our repurchase agreements and certain other borrowings typically provide for a payment reset period of 30 days or less. In addition, the average maturity of our borrowings generally will be shorter than the average maturity of the assets currently in our portfolio and certain other targeted assets in which we seek to invest. Historically, we have used swap agreements as a means for attempting to fix the cost of certain of our liabilities over a period of time; however, these agreements will generally not be sufficient to match the cost of all our liabilities against all of our investments. In the event we experience unexpectedly high or low prepayment rates on RMBS or other mortgage-related assets, our strategy for matching our assets with our liabilities is more likely to be unsuccessful which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

Our investments include high yield or subordinated and lower rated securities that have greater risks of loss than other investments, which could adversely affect our business, financial condition and cash available for dividends.

We own and seek to acquire higher yielding or subordinated or lower rated securities, including subordinated tranches of CMBS or non-Agency RMBS, which involve a higher degree of risk than other investments. Numerous factors may affect a company’s ability to repay its high yield or subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. These assets may not be secured by mortgages or liens on assets. Our right to payment and security interest with respect to such assets may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect on these assets through a foreclosure of collateral.

The commercial mortgage loans we may originate or acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

Commercial mortgage loans are secured by multi-family or commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition, and design;

•	new construction of competitive properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the labor, credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates, and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest, and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our stockholders. Similarly, the CMBS we own will be adversely affected by a default on any of the loans that underly those securities. See "—We invest in CMBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks."

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

We own real estate and assets secured by real estate, and may in the future acquire more real estate, either through direct or indirect investments or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The lack of liquidity in certain of our assets may adversely affect our business.

A portion of the securities or loans we own or acquire may be subject to legal, contractual and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. For example, a portion of our multi-family CMBS is held in a securitization trust and may not be sold or transferred until the note issued by the securitization trust matures or is repaid. Similarly, any transfer of our investment in the equity and debt securities of an entity externally managed by RiverBanc requires prior consent of the Board and certain preferred equity holders in that entity. The illiquidity of certain of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our Level 2 portfolio investments are recorded at fair value based on market quotations from pricing services and brokers/dealers. Our Level 3 investments are recorded at fair value utilizing internal valuation models. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities or other investments that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments on a quarterly-basis at fair value as determined by our management based on market quotations from pricing services and brokers/dealers and/or internal valuation models. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and are based on estimates, our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Our adoption of fair value option accounting could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

We have determined that certain securitization trusts that issued certain of our multi-family CMBS or securitized debt are VIEs of which we are the primary beneficiary, and elected the fair value option on the assets and liabilities held within those securitization trusts. As a result, we are required to consolidate the underlying multi-family loan or securities, as applicable, related debt, interest income and interest expense of those securitization trusts in our financial statements, although our actual investments in these securitization trusts generally represent a small percentage of the total assets of the trusts. Prior to the year ended December 31, 2012, we historically accounted for the multi-family CMBS in our investment portfolio through accumulated other comprehensive income, pursuant to which unrealized gains and losses on those multi-family CMBS were reflected as an adjustment to stockholders’ equity. However, the fair value option requires that changes in valuations in the assets and liabilities of those VIEs of which we are the primary beneficiary, such as the Consolidated K-Series, be reflected through our earnings. As we acquire additional multi-family CMBS assets in the future that are similar in structure and form to the Consolidated K-Series’ assets or securitize investment securities owned by us, we may be required to consolidate the assets and liabilities of the issuing or securitization trust and would expect to elect the fair value option for those assets. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of the assets of any VIE that we consolidate in our financial statements could reduce both our earnings and stockholders' equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Competition may prevent us from acquiring assets on favorable terms or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire our targeted assets at favorable spreads over our borrowing costs. In acquiring our targeted assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us. Additionally, many of our potential competitors are not subject to REIT tax compliance or required to maintain an exclusion from the Investment Company Act. As a result, we may not in the future be able to acquire sufficient quantities of our targeted assets at favorable spreads over our borrowing costs, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

In connection with our operating and investment activity, we rely on third-party service providers, including our external managers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third-party service providers may adversely impact our business and financial results.

In connection with our business of acquiring and holding loans, engaging in securitization transactions, and investing in third-party issued securities, we rely on third-party service providers, including our external managers, to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we rely on the mortgage servicers who service the mortgage loans we purchase as well as the mortgage loans underlying our CMBS to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our CMBS or mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Mortgage servicers and other service providers, such as our external managers, trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

One of the biggest risks overhanging the RMBS market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the recent housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving "robo-signing"), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The extension of foreclosure timelines also increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential mortgage loans.

Our results of operations may be affected by the value of equity securities we hold for investment and we may be unable to liquidate such equity securities in a timely manner at full value.

As of December 31, 2015, we owned approximately 67% of the common equity ownership interests and 71% of preferred equity ownership interests in RBMI (the “RBMI Equity Interests”), a private entity that owns a portfolio of structured investments comprised of preferred equity and joint venture investments in, and mezzanine loans secured by, multifamily apartment properties, and that is externally managed by RiverBanc. In July 2015, we entered into a Contribution Agreement with RiverBanc Multifamilty Investors Inc. (“RMI”) and certain other third parties pursuant to which we agreed to contribute 100% of our RBMI Equity Interests to RMI in exchange for shares of RMI’s common stock (the “RMI Stock”). RBMI would become a subsidiary of RMI upon completion of the transaction. The transaction contemplated by the contribution agreement is subject to certain closing conditions, including the completion of RMI’s initial public offering of RMI stock, which as of the date of this report, has not been completed.

At December 31, 2015, the fair value of our RBMI Equity Interests was approximately $56.9 million and represents approximately 3% of our total assets (excluding all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us). Our results of operations may be affected by gain or loss recognized upon the sale of these investments, including the exchange of our RBMI Equity Interests for RMI Stock, or upon the determination that any such investment has become impaired.

Our investment in these securities involve special risks relating to RBMI or RMI, as applicable, including the financial and operating condition and business outlook of the entity, its focus on the multi-family apartment sector and risks inherent to investing in real estate generally, and preferred equity and joint venture investments in, and mezzanine loans secured by, multi-family apartment properties specifically. Moreover, our investment in such entities are further subject to risks of: limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; substantial market price volatility in the case of traded equity securities; subordination to the debt and other liabilities of the issuer; the possibility that earnings of the issuer may be insufficient to meet its debt service and other obligations and, therefore, to make distributions to us on any equity securities we may currently own or acquire in the future; and the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. In the event that the transactions contemplated by the exchange of RBMI Equity Interests for RMI Stock are completed, RMI will become a listed company and the fair value of our investment in this issuer will be conducted as a Level 1 or Level 2 instrument. Accordingly, there may be periods where the trading price of RMI’s common stock does not correlate with the performance or value of its assets. These risks may adversely affect the value of RMI's equity securities and its ability to make distributions to its equity holders, which in turn could have a material adverse effect on our business, result of operations, financial conditions and ability to make distributions to our stockholders.

In addition, we own a significant amount of RBMI’s outstanding equity ownership interests and may in the future own a significant amount of RMI’s outstanding common stock and we may be unable to liquidate or dispose of our investment in a timely manner at full value or at all. In the event that we are unable to liquidate or dispose of our investment at full value, our gain from the sale of our investment may be reduced or our loss from the sale of our investment may be increased.

We are dependent on certain of our external managers and certain of their key personnel and may not find a suitable replacement if their respective management agreements with us are terminated or such key personnel are no longer available to us.

We historically were organized as a self-advised company that acquired, originated, sold and managed its assets; however, as we modified our business strategy and our targeted assets, we began to outsource the management of certain targeted asset classes for which we had limited internal resources or experience. We presently utilize three external managers to manage certain of our assets and investment strategies. Each of our external managers, in some manner, identifies, evaluates, negotiates, structures, closes and monitors certain investments on our behalf. In each case, we have engaged these third parties because of the expertise of certain key personnel of our external managers. The departure of any of the senior officers of our external managers, or of a significant number of investment professionals or principals of our external managers, could have a material adverse effect on our ability to achieve our investment objectives. We are subject to the risk that our external managers will terminate their respective management agreement with us or that we may deem it necessary to terminate such agreement or prevent certain individuals from performing services for us, and that no suitable replacement will be found to manage certain of our assets and investment strategies on a timely basis or at all.

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

Acquisitions made for entities with similar objectives may be different from those made on our behalf. Our external managers may have economic interests in or other relationships with others in whose obligations or assets we may acquire. In particular, such persons may make and/or hold an investment in assets that we acquire that may be pari passu, senior or junior in ranking to our interest in the assets or in which partners, security holders, officers, directors, agents or employees of such persons serve on boards of directors or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such assets and otherwise create conflicts of interest. In such instances, the external managers may, in their sole discretion, make recommendations and decisions regarding such assets for other entities that may be the same as or different from those made with respect to assets acquired by us and may take actions (or omit to take actions) in the context of these other economic interests or relationships, the consequences of which may be adverse to our interests.

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

Pursuant to the terms of the Midway Management Agreement, we may only redeem invested capital in an amount equal to the lesser of 10% of the invested capital in the account managed by Midway or $10 million as of the last calendar day of the month upon not less than 75 days written notice, subject to our authority to direct Midway to modify its investment strategy for purposes of maintaining our qualification as a REIT and exclusion from the Investment Company Act. In addition, we are only permitted to make one such redemption request in any 75-day period. In the event of a significant market event or shock, we may be unable to effect a redemption of invested capital in greater amounts or at a greater rate unless we obtain the consent of Midway. Moreover, because a reduction of invested capital would reduce the base management fee under the Midway Management Agreement, Midway may be less inclined to consent to such redemptions. If we are unable to withdraw invested capital as needed to meet our obligations in the future, our business and financial condition could be materially adversely affected.

Termination of our external management agreements may be difficult and costly.

Termination of the RiverBanc Management Agreement without cause is subject to several conditions which may make such a termination difficult and costly. The RiverBanc Management Agreement provides that we may only terminate the agreement (i) for cause, (ii) without cause and upon providing 180 days advance notice and subject to a termination fee described herein, or (iii) in the event we realize a negative 15% return on the assets managed for us by RiverBanc. In the event the RiverBanc Management Agreement is terminated pursuant to clauses (i) or (iii) in the preceding sentence, no termination fee is required. The termination fee required upon termination of the RiverBanc Management Agreement for cause is equal to the product of (A) 24 and (B) the base management fee earned by RiverBanc during the one month period immediately preceding the termination date. Thus, in the event we elect not to renew the RiverBanc Management Agreement for any reason other than cause or as otherwise described in this paragraph, we will be required to pay this termination fee. In addition, the RiverBanc Management Agreement provides RiverBanc with an exclusive right of first refusal to purchase any of our assets managed by it subject to certain exceptions, in the event we terminate them for any reason. This provision could result in our loss of assets that our earnings are dependent upon or may cause us to sell assets prior to our recovery of lost value. These provisions may increase the effective cost to us of terminating the RiverBanc Management Agreement, thereby adversely affecting our ability to terminate RiverBanc without cause.

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

An increase in interest rates may have an adverse effect on the market price of our stock and our ability to make distributions to our stockholders.

One of the factors that investors may consider in deciding whether to buy or sell shares of our stock is our dividend rate (or expected future dividend rates) as a percentage of our common stock price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate on our shares or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our stock independent of the effects such conditions may have on our portfolio.

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

U.S. debt ceiling and budget deficit concerns in recent years have increased the possibility of credit-rating downgrades or economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011 and again in 2013, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. If the U.S.'s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

In the years following the financial and credit crisis of 2007-2008, many financial institutions in Europe experienced financial difficulty and were either rescued by government assistance or otherwise benefited from accommodative monetary policy of central banks. Several European governments implemented measures to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts.  Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts.  Some of these European financial institutions have U.S. banking subsidiaries that serve as financing or hedging counterparties to us. Although economic and credit conditions have stabilized in the past few years, there is no assurance that these and other plans and programs will be successful in the longer term, and, in particular, when governments and central banks begin to significantly unwind or otherwise reverse these programs and policies. In addition, in recent years, the U.S. government placed many of the U.S. banking subsidiaries of these major European financial institutions on credit watch.  If European credit concerns continue to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. Some of these financial institutions have U.S. banking subsidiaries that serve as financing or hedging counterparties to us. Any future downgrade of the credit ratings of these European financial institutions could result in greater counterparty default risk and could materially adversely affect our business, liquidity, access to financing and results of operations.

Risks Related to Our Company, Structure and Change in Control Provisions

We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading and other investment activities which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third party service providers. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber-incident include operational interruption and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber-incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

Our directors have approved broad investment guidelines for us and do not approve each investment we make.

Our external managers are generally authorized to follow broad investment guidelines in determining which assets we will invest in. Although our Board of Directors will ultimately determine when and how much capital to allocate to our investment strategies, we generally will not, with certain exceptions, approve transactions in advance of their execution by these managers. In addition, in conducting periodic reviews, we will rely primarily on information provided to us by our external managers. Complicating matters further, our external managers may use complex investment strategies and transactions, which may be difficult or impossible to unwind. As a result, because our external managers have great latitude to determine the types of assets they may decide are proper investments for us, there can be no assurance that we would otherwise approve of these investments individually or that they will be successful.

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

Risks Related to Credit

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

The value of the properties collateralizing or underlying the loans or securities we own may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, non-QM loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

If we underestimate the loss-adjusted yields of our investments in credit sensitive assets, we may experience losses.

We and our managers expect to value our investments in many credit sensitive assets, including, but not limited to, multi-family CMBS, based on loss-adjusted yields taking into account estimated future losses on the loans that we are investing in directly or that underly securities owned by us, and the estimated impact of these losses on expected future cash flows. Our loss estimates may not prove accurate, as actual results may vary from our estimates. In the event that we underestimate the losses relative to the price we pay for a particular investment, we may experience material losses with respect to such investment.

We invest in CMBS that are subordinate to more senior securities issued by the applicable securitization, which entails certain risks.

We currently own and may acquire in the future principal only multi-family CMBS that represent the first loss tranche of a multi-family mortgage loan securitization. These first loss principal only securities are subject to the first risk of loss if any losses are realized on the underlying mortgage loans in the securitization. We also own and may acquire in the future interest only securities issued by multi-family mortgage loan securitizations. However, these interest only CMBS typically only receive payments of interest to the extent that there are funds available in the securitization to make the payments. CMBS generally entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, the CMBS, and in particular, first loss principal only CMBS, will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, each of which could have a material adverse effect on our cash flows and results of operations.

Residential mortgage loans, including non-QM residential mortgage loans, subprime residential mortgage loans and non-performing, sub-performing and re-performing residential mortgage loans, are subject to increased risks.

We acquire and manage residential whole mortgage loans, including loans sourced from distressed markets. Residential mortgage loans, including non-performing, sub-performing and re-performing mortgage loans as well as subprime mortgage loans and mortgage loans that are not deemed "qualified mortgage", or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "CFPB", are subject to increased risks of loss. Unlike Agency RMBS, the residential mortgage loans we invest in generally are not guaranteed by the federal government or any GSE. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Residential mortgage loans are also subject to "special hazard" risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower's mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

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

Risks Related to Our Use of Hedging Strategies

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

The Commodity Futures Trading Commission ("CFTC ") and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operation and our ability to make distributions to our stockholders.

Certain of our hedging instruments are regulated by the CFTC and such regulations may cause us to incur increased compliance costs.

From time to time, we enter into interest rate swaps and other derivative instruments on corporate indices to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued new rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual hedging transactions between counterparties, they do require that since September 9, 2013, these swap transactions be cleared through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity. In this arrangement, the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations.

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

Risks Related to Debt Financing

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

We depend upon the availability of adequate capital and financing sources on acceptable terms to fund our operations. However, as previously discussed, the capital and credit markets have experienced unprecedented levels of volatility and disruption in recent years that has generally caused a reduction of available credit. Continued volatility or disruption in the credit markets or a downturn in the global economy could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent. Although we finance some of our assets with longer-term structured financing having terms of three years or more, we rely heavily on access to short-term borrowings, primarily in the form of repurchase agreements, to finance our investments. We are currently party to repurchase agreements of a short duration and there can be no assurance that we will be able to roll over or re-set these borrowings on favorable terms, if at all. In the event we are unable to roll over or re-set our repurchase agreement borrowings, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, regulatory capital requirements imposed on our lenders have changed the willingness of many repurchase agreement lenders to make repurchase agreement financing available and additional regulatory capital requirements imposed on our lenders may cause them to change, limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Under current market conditions, securitizations are generally unavailable or limited, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that restrict our operations or consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our investment activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We use repurchase agreements to finance certain of our investments, primarily RMBS. If the market value of the loans or securities pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral to support our repurchase agreements will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral at inopportune times and terminate our ability to borrow. This could result in a rapid deterioration of our financial condition and possibly require us to file for protection under the U.S. Bankruptcy Code.

We leverage our equity, which can exacerbate any losses we incur on our current and future investments and may reduce cash available for distribution to our stockholders.

We leverage our equity through borrowings, generally through the use of repurchase agreements and other short-term borrowings or through longer-term structured debt, such as CDOs and other forms of securitized debt. We may, in the future, utilize other forms of borrowing. The amount of leverage we incur varies depending on the asset type, our ability to obtain borrowings, the cost of the debt and our lenders’ estimates of the value of our portfolio’s cash flow. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets we hold in our investment portfolio. Further, the leverage on our equity may exacerbate any losses we incur.

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

If we are limited in our ability to leverage our assets to the extent we currently anticipate, the returns on these assets may be harmed. A key element of our strategy is our use of leverage to increase the size of our portfolio in an attempt to enhance our returns. Our repurchase agreements, excluding our repurchase agreements with Deutsche Bank AG, Cayman Islands Branch that finance our residential mortgage loans, including our distressed loans are not currently committed facilities, meaning that the counterparties to these agreements may at any time choose to restrict or eliminate our future access to the facilities and we have no other committed credit facilities through which we may leverage our equity. If we are unable to leverage our equity to the extent we currently anticipate, the returns on our portfolio could be diminished, which may limit or eliminate our ability to make distributions to our stockholders.

We directly or indirectly utilize non-recourse securitizations and recourse structured financings and such structures expose us to risks that could result in losses to us.

We sometimes utilize non-recourse securitizations of our investments in mortgage loans or CMBS to the extent consistent with the maintenance of our REIT qualification and exclusion from the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring loans or CMBS owned by us to a SPE in exchange for cash and typically the ownership certificate or residual interest in the entity. In some sale transactions, we also retain a subordinated interest in the loans or CMBS sold, such as a B-note. The securitization or other structured financing of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans or CMBS sold would be subordinate to the senior interest in the loans or CMBS sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Under the terms of these financings, which generally have terms of three to ten years, we may agree to receive no cash flows from the assets transferred to the SPE until the debt issued by the special purpose entity has matured or been repaid. We cannot be assured that we will be able to access the securitization markets in the future, or be able to do so at favorable rates. The inability to consummate longer term financing for the credit sensitive assets in our portfolio could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

Risks Related to Regulatory Matters

Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government may adversely affect our business.

Payments on the Agency RMBS (excluding Agency IOs) in which we invest are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are government sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. As broadly publicized, significant losses at Fannie Mae and Freddie Mac caused the U.S. Government to place Fannie Mae and Freddie Mac under federal conservatorship and to inject significant capital in these businesses. Questions regarding the continued viability of Fannie Mae and Freddie Mac, as currently structured, including the guarantees that back the RMBS issued by them, and the U.S. Government’s participation in the U.S. residential mortgage market through the GSEs, continue to persist. In February 2011, the U.S. Department of the Treasury along with the U.S. Department Housing and Urban Development released a much-awaited report titled “Reforming America’s Housing Finance Market,” which outlines recommendations for reforming the U.S. housing system, including reducing the roles of Fannie Mae and Freddie Mac and transforming the government’s involvement in the housing market and its relationship to Fannie Mae and Freddie Mac. In February 2012, the Federal Housing Finance Agency, or FHFA, released its “Strategic Plan for Enterprise Conservatorships,” as updated in May 2014, which sets forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships, which include (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages. Since the FHFA first released its strategic plan, there have been a number of other housing finance reform proposals introduced, both from industry groups and by the U.S. Congress, many of which could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. One of the proposed bills to receive serious consideration is the “Housing Finance Reform and Taxpayer Protection Act of 2013,” which, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. This proposed bill failed to make it out of the Senate Banking Committee for a full vote. To date, no definitive legislation has been enacted with respect to a possible unwinding of Fannie Mae or Freddie Mac or a material reduction in their roles in the U.S. mortgage market and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these entities.

As discussed above, each of Fannie Mae, Freddie Mac and Ginnie Mae could be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically or the U.S. Government significantly reduced its support for any or all of them which would drastically reduce the amount and type of Agency RMBS available for purchase, we may be unable or significantly limited in our ability to acquire Agency RMBS, which, in turn, could materially adversely affect our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee and the mortgage industry generally. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of the Agency RMBS and other residential mortgage-related assets that we own or seek to acquire. In addition, any market uncertainty that arises from any such proposed changes, or the perception that such changes will come to fruition, could have a similar impact on us and the values of the Agency RMBS and other mortgage-related assets that we own.

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

The U.S. Government, through the U.S. Treasury, the Federal Housing Administration, or "FHA", and the Federal Deposit Insurance Corporation, or “FDIC," commenced implementation of programs designed to provide homeowners with assistance in avoiding residential or commercial mortgage loan foreclosures, including the Home Affordable Modification Program, or “HAMP,” which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or “HARP,” which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

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

Actions of the U.S. Government, including the U.S. Congress, the U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets and economy may not achieve their desired effect and may materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders

In response to turmoil in the financial markets beginning in 2007, the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken a number of actions designed to stabilize and reform the financial markets and economy. For example, the Federal Reserve implemented three different parts of the Federal Reserve’s accommodative monetary policy that was designed to keep long-term interest rates at low levels. The most recent quantitative easing program, known as "QE3," involved the purchase by the Federal Reserve of an additional $40 billion of Agency RMBS and an additional $45 million of longer-term U.S. Treasury securities per month until key economic indicators showed sufficient signs of improvement.

Given indications that the U.S. economy had improved sufficiently, the Federal Reserve reduced the pace of its purchases beginning in December 2013 and ultimately ending QE3 in October 2014. In December 2015, for the first time since 2006, the Federal Reserve increased the target for the federal funds rate by 25 basis points and has indicated its expectations for additional rate hikes in 2016. Should the U.S. economy begin to indicate signs of deterioration, the Federal Reserve could decide to restart an asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, and increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.

There can be no assurance that, in the long term, these actions taken by the U.S. Government will improve the efficiency and stability of the financial markets or the economy. To the extent the financial markets do not respond favorably to any of these actions or such actions do not function as intended over the longer term, our business may be harmed. The U.S. Government, the U.S. Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies may take additional actions in the future to address financial crises and stimulate the economy. We cannot predict whether or when such actions may occur, and such actions could have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

The Dodd-Frank Act and regulations implementing such legislation have had a substantial impact on the mortgage industry and the RMBS markets; these regulations as well as new and pending regulations yet to be implemented under Dodd-Frank may have an adverse impact on our business, results of operations and financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has changed and continues to significantly change the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. While a majority of the rulemaking requirements established by the Dodd-Frank Act have been finalized, a significant number of rulemakings remain in the proposal phase. Consequently, it is not possible to predict how additional regulation under the Dodd-Frank Act will affect our business, and there can be no assurance that new rules promulgated under the Dodd-Frank Act will not have an adverse effect on our business, results of operations and financial condition.

The Dodd-Frank Act created a new regulator, the CFPB, which is responsible for regulating the offering and provision of financial products and services for personal, family and household purposes. In addition to assuming many of the consumer financial protection functions exercised by other federal regulators under certain enumerated financial protection statutes, such as the Truth in Lending Act, or "TILA," the Real Estate Settlement Procedures Act, or "RESPA" and the Fair Credit Reporting Act, the CFPB was granted broad rulemaking and enforcement authority to protect consumers from unfair, deceptive or abusive practices. The CFPB has issued a series of final rules as part of ongoing efforts to effect reforms and create uniform standards for the mortgage lending and servicing industries. These new rules, many of which became effective recently, include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, what specific communications must be made to consumers at various stages in the mortgage lending and servicing processes, how consumer account records must be maintained and how servicers must respond to written borrower requests, complaints and notices of errors. The rules also provide specific guidance relating to servicing delinquent loans, undertaking loss mitigation efforts and commencing foreclosure proceedings. In addition, the CFPB has also issued final rules that combine the mortgage disclosures consumers are required to receive under TILA and RESPA, which will become effective in August 2015. The foregoing rules have led and will likely lead to increased costs to originate and service loans across the mortgage industry, and given their complexity, it is anticipated the originators, servicers and other mortgage industry participants will be exposed to greater regulatory scrutiny from federal and state regulators, and increased litigation and complaints from both consumers and government officials. We have incurred and expect in the future to incur ongoing operational and system costs as we build and maintain processes to ensure compliance with the rules and regulations applicable to us as well as to monitor compliance by our business partners and third-party service providers. Additional rules and regulations implemented by the CFPB could lead to changes in the way we conduct or business and increased costs of compliance, both of which may have an adverse impact on our business and financial condition.

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

We have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exclusions under the Investment Company Act that are applicable to us. To maintain the exclusion, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release suggests that the SEC may modify the exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. If the SEC acts to narrow the availability of, or if we otherwise fail to qualify for, our exclusion, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have a material adverse effect on our operations and the market price of our common stock.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets held primarily for sale to customers in the ordinary course of business. There is a risk that certain loans that we are treating as owning for federal income tax purposes and property received upon foreclosure of these loans will be treated as held primarily for sale to customers in the ordinary course of business. Although we expect to avoid the prohibited transactions tax by contributing those assets to one of our TRSs and conducting the marketing and sale of those assets through that TRS, no assurance can be given that the IRS will respect the transaction by which those assets are contributed to our TRS. Even if those contribution transactions are respected, our TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any materially important physical properties; however, it does have residential homes (or real estate owned) that it acquires, from time to time, through or in lieu of foreclosures on mortgage loans. As of December 31, 2015, our principal executive and administrative offices are located in leased space at 275 Madison Avenue, Suite 3200, New York, New York 10016.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “NYMT”. As of December 31, 2015, we had 109,401,721 shares of common stock outstanding and as of December 31, 2015, there were approximately 30 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following table sets forth, for the periods indicated, the high, low and quarter end closing sales prices per share of our common stock and the cash dividends paid or payable on our common stock on a per share basis:

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2015
Fourth quarter	$6.01	$4.99	$5.33	12/16/2015	1/25/2016	$0.24
Third quarter	7.80	5.49	5.49	9/18/2015	10/26/2015	0.24
Second quarter	8.04	7.48	7.48	6/18/2015	7/27/2015	0.27
First quarter	8.11	7.48	7.76	3/18/2015	4/27/2015	0.27

	Common Stock Prices			Cash Dividends
	High	Low	Quarter End	Declaration Date	Payment Date	Amount Per Share
Year Ended December 31, 2014
Fourth quarter	$8.20	$7.30	$7.71	12/12/2014	1/26/2015	$0.27
Third quarter	8.03	7.23	7.23	9/18/2014	10/27/2014	0.27
Second quarter	8.12	7.16	7.81	6/18/2014	7/25/2014	0.27
First quarter	8.04	6.79	7.78	3/13/2014	4/25/2014	0.27

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

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	551,609

Performance Graph

The following line graph sets forth, for the period from December 31, 2010 through December 31, 2015, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT (“FTSE NAREIT Mortgage REITs”) Index. The graph assumes that the value of the investment in the Company’s common stock and each of the indices were $100 as of December 31, 2010.

The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise by deemed filed under those acts.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical operating and financial data. The selected historical operating and financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our historical financial statements.

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

Selected Statement of Operations Data:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Interest income	$336,838	$378,847	$291,727	$137,348	$24,291
Interest expense	260,651	301,010	231,178	105,926	4,837
Net interest income	76,187	77,837	60,549	31,422	19,454
Other income (loss)	45,841	105,208	29,062	9,105	(3,693)
General, administrative and other expenses	(39,480)	(40,459)	(19,917)	(11,427)	(10,518)
Net income attributable to common stockholders	$67,023	$130,379	$65,387	$28,279	$4,776
Per share basic income	$0.62	$1.48	$1.11	$1.08	$0.46
Per share diluted income	$0.62	$1.48	$1.11	$1.08	$0.46
Dividends declared per common share	$1.02	$1.08	$1.08	$1.06	$1.00
Weighted average shares outstanding-basic	108,399	87,867	59,102	26,067	10,495
Weighted average shares outstanding-diluted	108,399	87,867	59,102	26,067	10,495

Selected Balance Sheet Data:

	As of December 31,
	2015	2014	2013	2012	2011
Investment securities, available for sale, at fair value	$724,720	$816,647	$912,443	$1,034,711	$200,342
Investment securities, available for sale, at fair value held in securitization trusts	40,734	38,594	92,578	71,159	—
Residential mortgage loans held in securitization trusts (net)	119,921	149,614	163,237	187,229	206,920
Distressed residential mortgage loans held in securitization trusts (net)	114,214	221,591	254,721	60,459	—
Distressed residential mortgage loans (net)	444,775	361,106	9,713	—	—
Multi-family loans held in securitization trusts, at fair value	7,105,336	8,365,514	8,111,022	5,442,906	—
Total assets (1)	9,059,564	10,540,005	9,898,675	7,160,401	682,705
Financing arrangements, portfolio investments	577,413	651,965	791,125	889,134	112,674
Financing arrangements, residential mortgage loans	214,490	238,949	—	—	—
Residential collateralized debt obligations	116,710	145,542	158,410	180,979	199,762
Multi-family collateralized debt obligations, at fair value	6,818,901	8,048,053	7,871,020	5,319,573	—
Securitized debt	117,528	232,877	304,964	117,591	—
Subordinated debentures	45,000	45,000	45,000	45,000	45,000
Total liabilities (1)	8,179,038	9,722,078	9,418,009	6,838,395	596,398
Total stockholders’ equity	$880,526	$817,927	$480,666	$322,006	$85,278

(1)
Our consolidated balance sheets include assets and liabilities of Consolidated VIEs, as the Company is the primary beneficiary of these VIEs. As of December 31, 2015, December 31, 2014 and December 31, 2013, assets of the Company's Consolidated VIEs totaled $7,413,082, $8,847,078, and $8,665,829, respectively, and the liabilities of these Consolidated VIEs totaled $7,078,162, $8,457,034, and $8,365,345, respectively. See Note 7 of our consolidated financial statements included in this Annual Report for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a REIT, for federal income tax purposes, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to deliver long-term stable distributions to our stockholders over changing economic conditions through a combination of net interest margin and net realized capital gains from a diversified investment portfolio. Our portfolio includes certain credit sensitive assets and investments sourced from distressed markets in recent years that create the potential for capital gains, as well as more traditional types of mortgage-related investments that generate interest income.

Our investment portfolio includes residential mortgage loans, including second mortgages and loans sourced from distressed markets, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate and commercial real estate-related debt investments and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, non-Agency RMBS (which may include IOs and POs), collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

We seek to achieve a balanced and diverse funding mix to finance our assets and operations. We currently rely primarily on a combination of short-term borrowings, such as repurchase agreements with terms typically of 30 days , longer term repurchase agreement borrowing with terms between one year and 18 months and longer term structured financings, such as securitizations, with terms longer than one year.

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, CLOs, residential securitized loans and second mortgage loans. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands, Midway, and RiverBanc, with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, Midway providing investment management services with respect to our investments in Agency IOs, and RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related investments.

Significant Events in 2015

•	We generated net income attributable to common stockholders in 2015 of $67.0 million, or $0.62 per share.

•	We declared aggregate 2015 dividends of $1.02 per common share.

•	We issued and sold 4,116,115 shares of common stock under our at-the-market offering programs, resulting in net proceeds to us of $31.9 million.

•
We closed on an underwritten public offering of 3,600,000 shares of our 7.875% Series C Preferred Stock. The issue and sale of the Series C Preferred Stock resulted in total net proceeds to us of $86.9 million, after deductions of underwriting discounts and commissions and  offering expenses.

•	We completed the sale of a first loss tranche PO security issued by a single Freddie Mac-sponsored securitization, realizing an aggregate gain of approximately $1.5 million.

•	We completed the sale of certain CLO securities, realizing a gain of approximately $3.2 million.

•
We sold residential mortgage loans, including distressed residential mortgage loans, with a carrying value of approximately $146.1 million for aggregate proceeds of approximately $175.3 million, which resulted in a net realized gain, before income taxes, of approximately $29.1 million.

•	We acquired residential mortgage loans, including distressed residential mortgage loans, for an aggregate purchase cost of approximately $156.0 million.

Key Fourth Quarter 2015 Developments

Repayment of Outstanding Notes from Distressed Residential Mortgage Loan Securitization Transaction

In December 2015, we repaid the outstanding notes from our distressed residential mortgage loan securitization transaction completed in December 2012 with an outstanding principal balance of $5.5 million at the time of repayment. The notes were issued in December 2012 in an original principal amount of $38.7 million.

Acquisition of Pools of Distressed Residential Mortgage Loans

During the fourth quarter of 2015, we closed on the acquisition of two pools of distressed residential mortgage loans for an aggregate purchase price, including accrued interest, of approximately $58.4 million. The pools are comprised of re-performing modified first lien mortgage loans that had an aggregate unpaid principal balance of approximately $70.4 million at the time of acquisition.

Completion of Financing Transactions

On November 25, 2015, we entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch that provides for borrowings in an aggregate principal amount of up to $100 million that may be used to fund the future purchase of residential mortgage loans, which loans will serve as collateral for borrowing thereunder. This master repurchase agreement has a term that will expire on May 25, 2017. The outstanding balance on this master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of December 31, 2015.

On December 14, 2015, we amended a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, which was previously entered into in December 2014. The amended master repurchase agreement provides for borrowings in an aggregate principal amount of up to $250 million collateralized by distressed residential mortgage loans. The amended master repurchase agreement has a term that will expire on December 15, 2016.

Fourth Quarter 2015 Common Stock and Preferred Stock Dividends

On December 16, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.24 per common share for the quarter ended December 31, 2015. The dividend was paid on January 25, 2016 to our common stockholders of record as of December 28, 2015.

On December 16, 2015, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on January 15, 2016 to our preferred stockholders of record as of January 1, 2016.

On December 16, 2015, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on January 15, 2016 to our preferred stockholders of record as of January 1, 2016.

Subsequent Events

FHLBI Membership and Advances

On February 20, 2015, our wholly-owned captive insurance subsidiary, Great Lakes Insurance Holdings LLC ("GLIH") was granted membership to the Federal Home Loan Bank of Indianapolis ("FHLBI").  On January 12, 2016, the regulator of the Federal Home Loan Bank ("FHLB") system, the Federal Housing Finance Agency, released a final rule that amends regulations governing FHLB membership, including preventing captive insurance companies from being eligible for FHLB membership.  Under the terms of the final rule, our captive insurance subsidiary is required to terminate its membership and repay its existing advances within one year following the effective date of the final rule.  In addition, our captive insurance subsidiary is prohibited from taking new advances or renewing existing maturing advances during the one-year transition period. The final rule became effective on February 19, 2016.  As of December 31, 2015, the our captive insurance subsidiary had $121 million of outstanding secured advances from the FHLBI. During January 2016, we repaid all of our outstanding FHLBI advances, which repayment was funded primarily through repurchase agreement financing.

Current Market Conditions and Commentary

The housing market, credit conditions and the interest rate environment each have a significant impact on our business. While the U.S. economy grew at a moderate pace throughout 2015 and the U.S. labor market continued its steady, if moderate, advance, the uncertainty surrounding commodity prices, monetary policy and the global economic outlook greatly impacted the volatility in U.S. credit and financial markets. These uncertainties resulted in pricing pressures across many asset classes, including the CMBS market, in the second half of 2015. In light of these conditions, we elected to remain defensive throughout most of the second half of 2015, maintaining a higher than optimal cash position and lower leverage. We limited our investments in the second half of 2015 to primarily originations of loans, both in multi-family mezzanine loan and second lien residential mortgages, as well as purchases of reperforming residential loans. The market conditions discussed below weighed heavily on our strategy and performance in 2015.

General. The U.S. economy grew at a moderate pace in 2015 as evidenced by the 2.4% expansion of real gross domestic product (“GDP”), which was below Federal Reserve policymakers’ forecast at the outset of the 2015 fiscal year. Data for 2015 suggests that economic activity slowed during the second half of the year with GDP only increasing by 0.7% in the fourth quarter 2015 and 2.0% in the third quarter of 2015, compared to an increase of 4.1% in the first half of 2015. According to the minutes of the Federal Reserve’s December 2015 meeting, Federal Reserve policymakers expect slightly lower GDP growth in 2016 and 2017, with the central tendency projections for GDP growth ranging from 2.3% to 2.5% for 2016 and 2.0% to 2.3% for 2017, with slower growth projected in 2018 and beyond.

The labor market continued to display signs of improvement in 2015. According to the U.S. Department of Labor, the U.S. unemployment rate fell from 5.6% as of the end of December 2014 to 5.0% as of the end of December 2015, while total nonfarm payroll employment posted an average monthly increase of 221,000 jobs in 2015, down modestly from an average monthly increase of 246,000 jobs in 2014. Data from the U.S. Department of Labor in January 2016 indicated that the U.S. unemployment rate showed little change from 2015 at 4.9%, while the nonfarm payroll exhibited a slightly slower increase, posting a monthly average increase of only 151,000 jobs for the month.

Global market volatility in equity markets as well as the collapse in oil prices has weighed heavily on the outlook for many global economies. It remains unclear how great an impact these conditions will have on the U.S. economy in the coming months and quarters. Foreign and domestic banks that have lending exposure to the oil industry have experienced significant equity pricing pressure which has been reflected in overall credit spreads across many fixed income sectors, including many that we invest in or to which we are currently exposed.

Federal Reserve and Monetary Policy. In December 2015, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would raise the target range for the federal funds rate by 25 basis points and has indicated its expectations for additional rate hikes in 2016, although the Federal Reserve opted not to increase the rate at its January 2016 meeting. The Federal Reserve indicated that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess progress, both realized and expected, towards and economic conditions relative to its objectives of maximum employment and 2% inflation. Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist and has resulted in substantial market volatility in recent months. We anticipate further uncertainty as the recent economic data suggests a slowing U.S. economy which may cause the Federal Reserve to leave rates lower for an extended period. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. The residential real estate market showed signs of growth during 2015 after decelerating throughout much of 2014. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for November 2015 showed that, on average, home prices increased 5.8% for the 20-City Composite over November 2014. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 768,000 during the fourth quarter of 2015, which was 6.1% above the December 2014 rate of 724,000. We expect the single-family residential real estate market to continue to improve modestly in the near term. We expect that improving single family housing fundamentals will have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 365,000 during the fourth quarter of 2015 and 409,917 for the full year 2015, as compared to 370,333 for the full year 2014. Moreover, even with the recent growth in supply, vacancy trends in the multi-family sector appear to remain stable. According to the third quarter of 2015 Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI was at 39 for the third quarter of 2015, equal to the level reported for the fourth quarter of 2014. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own. We expect the multi-family sector to continue to be a strong performer in the near term given the current favorable conditions for multi-family housing in the U.S; however, widening credit spreads in the second half of 2015 has caused valuations in this space to pull back from recent highs.

Credit Spreads. During the first six months of 2015, we saw continued tightening of credit spreads, which had a positive impact on the value of many of our credit sensitive assets while also resulting in a more challenging current return environment for new investment in many of these asset classes. However, during the second half of 2015 and into the beginning of 2016, credit spreads on many of the credit sensitive assets in which we invest widened, which has negatively impacted the valuation of certain of these assets, particularly our multi-family CMBS investments. In the event credit spreads continue to widen, these assets may experience a further decline in valuation.

Financing markets. During 2015, the bond market experienced a significant amount of volatility with the closing yield of the ten-year U.S. Treasury Note trading between 1.68% and 2.50%, settling at 2.27% at December 31, 2015. Although stabilizing somewhat at the end of 2015, the bond has market continued to experience significant fluctuations, largely as a result of market reaction to uncertain monetary policy and conditions in the global economy.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS has been issued by securitization vehicles sponsored by Freddie Mac and the Agency IOs we invest in are issued by Fannie Mae, Freddie Mac or Ginnie Mae. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Our Business and Our Company-Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government may adversely affect our business.”

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

Revenue Recognition. Interest income on our investment securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with investment securities at the time of purchase or origination are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity.

Interest income on our credit sensitive securities, such as our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its own judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.

A portion of the purchase discount on the Company’s first loss tranche PO multi-family CMBS is designated as non-accretable purchase discount or credit reserve, which partially mitigates the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could be required.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations – As of December 31, 2015, we owned 100% of the first loss tranche securities of the “Consolidated K-Series.” The Consolidated K-Series collectively represents, as of December 31, 2015 and December 31, 2014, five and six, respectively, separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities, or SPEs, own the first loss tranche PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations.

Fair Value Option – The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The Company elected the fair value option for its Agency IO strategy, certain of its investments in unconsolidated entities and the Consolidated K-Series (as defined in Note 2 to our consolidated financial statements included in this report).

Acquired Distressed Residential Mortgage Loans – Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Acquired distressed residential mortgage loans are recorded at fair value at the date of acquisition, with no allowance for loan losses. Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance.

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

Management monitors actual cash collections against its expectations, and revised cash flow expectations are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements and the possible effects on our financial statements is included in “Note 2 — Summary of Significant Accounting Policies” included in Item 8 of this Annual Report on Form 10-K.

Capital Allocation

The following tables set forth our allocated capital by investment type at December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

At December 31, 2015:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans(3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$547,745	$175,408	$450,228	$562,303	$119,921	$15,184	$1,870,789
Liabilities:
Callable(6)	(489,253)	(88,160)	—	(214,490)	—	—	(791,903)
Non-callable	—	—	(83,871)	(33,657)	(116,710)	(45,000)	(279,238)
Hedges (Net)(7)	2,997	2,623	—	—	—	—	5,620
Cash(8)	5,477	13,663	525	551	—	56,213	76,429
Other	9,311	4,799	(2,185)	13,330	1,187	(27,613)	(1,171)
Net capital allocated	$76,277	$108,333	$364,697	$328,037	$4,398	$(1,216)	$880,526

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.

(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2015 follows:

Multi-Family loans held in securitization trusts, at fair value	$7,105,336
Multi-Family CDOs, at fair value	(6,818,901)
Net carrying value	286,435
Investment securities available for sale, at fair value held in securitization trusts	40,734
Total CMBS, at fair value	327,169
Mezzanine loan, preferred equity investments and investments in unconsolidated entities	123,059
Securitized debt	(83,871)
Other	(1,660)
Net Capital in Multi-Family	$364,697

(3)	Includes mortgage loans held for sale with a carrying value of $3.3 million that is included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)	Other includes non-Agency RMBS and mortgage loans held for sale and mortgage loans held for investment. Other non-callable liabilities consist of $45 million in subordinated debentures.

(6)	Includes repurchase agreements and FHLBI advances.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $11.6 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. These deposits are included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

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

(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2014 follows:

Multi-Family loans held in securitization trusts, at fair value	$8,365,514
Multi-Family CDOs, at fair value	(8,048,053)
Net carrying value	317,461
Investment securities available for sale, at fair value held in securitization trusts	38,594
Total CMBS, at fair value	356,055
Mezzanine loan, preferred equity investments and investments in unconsolidated entities	74,734
Securitized debt	(83,513)
Other	(5,569)
Net Capital in Multi-Family	$341,707

(3)	Includes mortgage loans held for sale with a carrying value of $5.2 million that is included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)	Other includes CLOs having a carrying value of $35.2 million. Other non-callable liabilities consist of $45 million in subordinated debentures.

(6)	Includes repurchase agreements.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $40.6 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. These deposits are included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

Results of Operations

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

For the year ended December 31, 2015, we reported net income attributable to common stockholders of $67.0 million, as compared to net income attributable to common stockholders of $130.4 million for the prior year. The main components of the change in net income for the year ended December 31, 2015 as compared to the prior year are detailed in the following table (amounts in thousands, except per share data):

	For the Years Ended December 31,
	2015	2014	$ Change
Net interest income	$76,187	$77,837	$(1,650)
Total other income	$45,841	$105,208	$(59,367)
Total general, administrative and other expenses	$(39,480)	$(40,459)	$979
Income from operations before income taxes	$82,548	$142,586	$(60,038)
Income tax expense	$(4,535)	$(6,395)	$1,860
Net income	$78,013	$136,191	$(58,178)
Preferred stock dividends	$(10,990)	$(5,812)	$(5,178)
Net income attributable to common stockholders	$67,023	$130,379	$(63,356)
Basic income per common share	$0.62	$1.48	$(0.86)
Diluted income per common share	$0.62	$1.48	$(0.86)

Net Interest Income

The decrease in net interest income of approximately $1.7 million for the year ended December 31, 2015 as compared to the corresponding period in 2014 was driven by:

•
A decrease in net interest income of approximately $7.8 million and $3.4 million in our Agency IO and Agency RMBS portfolios, respectively, in 2015 due to a decrease in average interest earning assets in these portfolios and higher prepayment experience on these assets in 2015.

•
A decrease in net interest income of approximately $2.6 million in our multi-family portfolio in 2015 due to a reduction in this portfolio’s average interest earning assets. We sold two multi-family CMBS PO and two IO securities in the third and fourth quarter of 2014 and one multi-family CMBS PO security in the first quarter of 2015 and multiple multi-family CMBS IO securities in the third quarter of 2015.

•	A decrease in net interest income of approximately $3.2 million in 2015 due to the sale of CLO securities in the second quarter of 2015.

•	A decrease in net interest income of approximately $0.6 million in our residential securitized loan portfolio due to a decrease in average interest earning assets in this portfolio.

•
An increase in net interest income of approximately $16.0 million in our distressed residential loan portfolio due to an increase in average interest earning assets in this portfolio. Average interest earning assets in this portfolio increased to $572.8 million for the year ended December 31, 2015 as compared to $249.0 million for the corresponding period in 2014.

Other Income

Total other income decreased by $59.4 million for the year ended December 31, 2015 as compared to the prior year. The change was primarily driven by:

•
A decrease in realized gain on investment securities and related hedges of $46.7 million in 2015. Realized gains in our multi-family portfolio decreased by $39.0 million due to the sale of certain multi-family CMBS investments in the third and fourth quarter of 2014 that resulted in a realized gain amounting to $39.1 million. In addition, our Agency IO portfolio generated a $10.9 million increase in realized losses on its derivative instruments for the year ended December 31, 2015. These changes were partially offset by realized gains recognized on the sale of the Company's CLO securities in 2015 amounting to $3.2 million.

•	A decrease in net unrealized loss on investment securities and related hedges of $5.0 million for the year ended December 31, 2015, primarily related to our Agency IO portfolio.

•	An decline in net unrealized gains on multi-family loans and debt held in securitization trusts of $44.6 million in 2015 due to widening credit spreads in 2015.

•
An increase in realized gains on distressed residential mortgage loans of $16.9 million in 2015 due primarily to the sale of two pools of distressed residential mortgage loans in September 2015 with a carrying value of $120.3 million for aggregate proceeds of approximately $144.2 million. Because each loan buyer’s diligence requirements differ, income generation from the workout or resale of these loans remains challenging to predict and is expected to be uneven from quarter to quarter.

•
An increase in gain on de-consolidation of $1.5 million in 2015 due to the sale of a first loss PO security issued by a single Freddie Mac-sponsored securitization included in the Consolidated K-Series in the first quarter of 2015.

•
An increase in other income of $4.6 million in 2015, which is primarily due to an increase in income from our common and preferred equity ownership interests in RBMI, an entity that invests in commercial real estate and commercial real estate-related debt investments.

Comparative General, Administrative and Other Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Other Expenses:	2015	2014	$ Change
Salaries, benefits and directors’ compensation	$4,661	$4,281	$380
Professional fees	2,542	2,618	(76)
Base management and incentive fees	19,188	24,530	(5,342)
Expenses on distressed residential mortgage loans	10,364	6,429	3,935
Other	2,725	2,601	124
Total	$39,480	$40,459	$(979)

The decrease in base management and incentive fees for the year ended December 31, 2015 as compared to the same period in 2014 was primarily driven by a decrease in incentive compensation earned by RiverBanc. In the third and fourth quarter of 2014, RiverBanc earned incentive compensation from the sale of certain multi-family CMBS investments that generated $39.1 million in realized gains.

The increase in expenses related to distressed residential mortgage loans for the year ended December 31, 2015 as compared to the same period in 2014 is due to a higher average balance of loans outstanding, thereby resulting in higher servicing costs, work-out costs and due diligence costs.

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

	For the Years Ended December 31,
	2014	2013	$ Change
Net interest income	$77,837	$60,549	$17,288
Total other income	$105,208	$29,062	$76,146
Total general, administrative and other expenses	$(40,459)	$(19,917)	$(20,542)
Income from continuing operations before income taxes	$142,586	$69,694	$72,892
Income tax expense	$(6,395)	$(739)	$(5,656)
Net income	$136,191	$68,955	$67,236
Preferred stock dividends	$(5,812)	$(3,568)	$(2,244)
Net income attributable to common stockholders	$130,379	$65,387	$64,992
Basic income per common share	$1.48	$1.11	$0.37
Diluted income per common share	$1.48	$1.11	$0.37

Net Interest Income

The increase in net interest income of approximately $17.3 million for the year ended December 31, 2014 as compared to the prior year was driven by:

•
A increase in net interest income of approximately $7.9 million in our multi-family portfolio in 2014 due to an increase in this portfolio’s average interest earning assets. Average interest earning assets in this portfolio increased to $302.0 million for the year ended December 31, 2014 as compared to $233.5 million for the corresponding period in 2013.

•
An increase net interest income of approximately $4.8 million in our Agency IO portfolio in 2014 due to an increase in average interest earning assets in this portfolio and lower prepayment experience on these assets in 2014 as compared to 2013.

•
An increase in net interest income of approximately $3.3 million in our distressed residential loan portfolio in 2014 due to an increase in this portfolio's average interest earning assets. Average interest earning assets in this portfolio increased to $249.0 million for the year ended December 31, 2014 as compared to $158.2 million for the corresponding period in 2013.

•	An increase in net interest income of approximately $2.6 million in 2014 due to our higher yielding CLO securities.

•
A decrease in net interest income of approximately $0.6 million in our residential securitized loan portfolio and approximately $1.0 million in our Agency RMBS portfolio in 2014 due to declines in average interest earning assets in these portfolios.

Other Income

Total other income increased by $76.1 million for the year ended December 31, 2014 as compared to the prior year. The change was primarily driven by:

•
An increase in realized gain on investment securities and related hedges of $52.8 million in 2014 as compared to the prior year. We sold certain multi-family CMBS securities in the third and fourth quarters of 2014 resulting in a realized gain amounting to $39.1 million for the year ended December 31, 2014. This realized gain was partially offset by $3.4 million of loss on extinguishment of debt related to the early termination of a recourse financing that was collateralized by certain of our multi-family CMBS, including the security we sold in the third quarter of 2014. In addition, realized gains from our Agency IO portfolio hedging activities increased by $13.7 million for the year ended December 31, 2014 as compared to the prior year.

•
An increase in unrealized loss on investment securities and related hedges of $13.1 million for the year ended December 31, 2014, as compared to the same periods in 2013, which change was primarily related to our Agency IO strategy. The Agency IO portfolio is an actively managed strategy resulting in both unrealized and realized activity. Over time we expect the unrealized and realized activity of our Agency IO strategy to offset and result in no material income or loss.

•
An increase in realized gains on distressed residential mortgage loans of $12.8 million for the year ended December 31, 2014, as compared to the prior year. The realized gains were derived from loan refinancings, workouts and resales, with the majority of the realized gains on these assets being attributable to loan resales during the first and fourth quarters of 2014.

•
An increase in net unrealized gains on multi-family loans and debt held in securitization trusts of $25.4 million for the year ended December 31, 2014, as compared to the prior year, which was primarily due to improved pricing on our multi-family CMBS investments that was driven, in part, by greater market demand for this product.

•
An increase in other income of $2.1 million for the year ended December 31, 2014, as compared to the prior year, which was primarily a function of an increase in income related to our 20% ownership interest in RiverBanc.

Comparative General, Administrative and Other Expenses (dollar amounts in thousands)

	For the Years Ended December 31,
General, Administrative and Other Expenses:	2014	2013	$ Change
Salaries, benefits and directors’ compensation	$4,281	$2,786	$1,495
Professional fees	2,618	2,721	(103)
Management fees	24,530	8,133	16,397
Expenses on distressed residential mortgage loans	6,429	3,868	2,561
Other	2,601	2,409	192
Total	$40,459	$19,917	$20,542

The increase in salaries, benefits and directors’ compensation in 2014 as compared to the prior year is due to an increase in performance-based compensation paid to our employees.

The increase in base management and incentive fees for the year ended December 31, 2014, as compared to the prior year is primarily due to incentive fees earned by RiverBanc from the sale of the multi-family CMBS securities during the third and fourth quarters of 2014. Base management and incentive fees for the year ended December 31, 2014 were also driven higher by the increase in capital allocated to assets managed by our external managers and the improved performance of the assets they manage for us in 2014, which resulted in incentive fees earned.

The increase in expenses related to distressed residential mortgage loans is related to the upfront due diligence costs related to our purchase of a large pool of distressed residential loans in December 2014 and to a higher average balance of loans outstanding, thereby resulting in higher servicing costs, work-out costs and due diligence costs.

Income Tax Expense

The increase in income tax expense for the year ended December 31, 2014 as compared to the prior year was primarily due to the increase in realized gains resulting from loan sales in our distressed residential loan portfolio. A gain on sale from loan activity is transacted in a taxable REIT subsidiary for REIT compliance purposes and is subject to local, state and federal taxes.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflects the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans (including distressed residential loans held in securitization trusts), loans held for investment, mezzanine loans and preferred equity investments, where the risks and payment characteristics are equivalent to and accounted for as loans, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (loss) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield, average cost of funds and net interest spread for the twelve months ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

Twelve Months Ended December 31, 2015

	Agency RMBS	Agency IOs	Multi- Family (1)(2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$11,039	$11,412	$32,311	$39,739	$3,285	$6,081	$103,867
Interest Expense	(4,693)	(892)	(6,006)	(13,125)	(936)	(147)	(25,799)
Net Interest Income (3)	$6,346	$10,520	$26,305	$26,614	$2,349	$5,934	$78,068

Average Interest Earning Assets (2) (4)	$624,111	$132,468	$268,726	$572,796	$143,200	$17,108	$1,758,409
Weighted Average Yield on Interest Earning Assets(5)	1.77%	8.61%	12.02%	6.94%	2.29%	35.54%	5.91%
Average Cost of Funds (6)	(0.87)%	(1.28)%	(7.11)%	(4.03)%	(0.69)%	—%	(2.23)%
Net interest spread(7)	0.90%	7.33%	4.91%	2.91%	1.60%	35.54%	3.68%

Twelve Months Ended December 31, 2014

	Agency RMBS	Agency IOs	Multi- Family (1)(2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$14,360	$19,068	$37,668	$18,681	$3,895	$9,259	$102,931
Interest Expense	(4,588)	(797)	(8,784)	(8,075)	(904)	(87)	(23,235)
Net Interest Income (3)	$9,772	$18,271	$28,884	$10,606	$2,991	$9,172	$79,696

Average Interest Earning Assets (2) (4)	$724,769	$146,001	$302,009	$248,970	$161,596	$24,828	$1,608,173
Weighted Average Yield on Interest Earning Assets(5)	1.98%	13.06%	12.47%	7.50%	2.41%	37.29%	6.40%
Average Cost of Funds (6)	(0.74)%	(0.92)%	(7.17)%	(4.82)%	(0.58)%	(1.59)%	(2.00)%
Net interest spread(7)	1.24%	12.14%	5.30%	2.68%	1.83%	35.70%	4.40%

Twelve Months Ended December 31, 2013

	Agency RMBS	Agency IOs	Multi- Family (1)(2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$16,135	$14,305	$28,007	$11,752	$4,701	$6,598	$81,498
Interest Expense	(5,395)	(860)	(7,045)	(4,457)	(1,123)	(191)	(19,071)
Net Interest Income (3)	$10,740	$13,445	$20,962	$7,295	$3,578	$6,407	$62,427

Average Interest Earning Assets (2) (4)	$833,263	$135,380	$233,477	$158,190	$172,468	$17,702	$1,550,480
Weighted Average Yield on Interest Earning Assets(5)	1.94%	10.57%	12.00%	7.43%	2.73%	37.27%	5.26%
Average Cost of Funds (6)	(0.72)%	(0.95)%	(7.90)%	(4.88)%	(0.64)%	(2.15)%	(1.58)%
Net interest spread(7)	1.22%	9.62%	4.10%	2.55%	2.09%	35.12%	3.68%

(1)
The Company, through its ownership of certain securities has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities actually owned by the Company. Interest income amounts represent interest income earned by securities that are actually owned the Company. A reconciliation of our interest income from, multi-family investments to our consolidated financial statements for the twelve months ended months ended December 31, 2015, 2014 and 2013 is set forth below (dollar amounts in thousands):

	Twelve Months Ended December 31,
	2015	2014	2013
Interest income, multi-family loans held in securitization trusts	$257,417	$301,877	$228,631
Interest income, investment securities, available for sale (a)	3,516	9,167	9,090
Interest expense, multi-family collateralized obligation	232,971	275,916	210,229
Interest income, multi-family CMBS	27,962	35,128	27,492
Interest income mezzanine loan and preferred equity investments (a)	4,349	2,540	515
Interest income in Multi-Family	$32,311	$37,668	$28,007

(a) Included in the Company’s accompanying consolidated statements of operations in interest income, investment securities and other.

(2)
Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by the Company.

(3)	Net Interest Income excludes interest expense on our subordinated debentures.

(4)	Our Average Interest Earning Assets is calculated based on daily average amortized cost for the respective periods.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest incomeby our average Interest Earning Assets for the respective periods.

(6)
Our Average Cost of Funds was calculated by dividing our annualized interest expense by our average interest bearing liabilities, excluding subordinated debentures for the respective periods. Our Average Cost of funds includes interest expense on our interest rate swaps.

(7)	Net Interest Spread is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the Weighted Average Cost of subordinated debentures.

Prepayment History

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Total Weighted Average
December 31, 2015	16.9%	8.5%	14.6%	15.3%	31.2%	14.7%
September 30, 2015	18.6%	10.5%	18.0%	12.5%	8.9%	15.1%
June 30, 2015	9.2%	10.6%	16.3%	12.5%	11.1%	13.3%
March 31, 2015	9.1%	6.5%	14.7%	15.5%	13.7%	11.5%
December 31, 2014	12.3%	6.5%	14.6%	13.7%	5.4%	11.1%
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%
December 31, 2013	6.7%	5.3%	13.5%	16.8%	12.6%	10.0%
September 30, 2013	16.8%	8.5%	20.4%	23.6%	12.0%	15.3%
June 30, 2013	22.2%	6.4%	21.9%	18.3%	6.5%	15.4%
March 31, 2013	20.8%	3.8%	21.6%	15.9%	10.2%	12.9%

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

Financial Condition

As of December 31, 2015, we had approximately $9.1 billion of total assets, as compared to approximately $10.5 billion of total assets as of December 31, 2014. A significant portion of our assets represents the assets comprising the Consolidated K-Series, which we consolidate under the accounting rules. The Consolidated K-Series assets as of December 31, 2015 and December 31, 2014 amount to approximately $7.1 billion and $8.4 billion, respectively. In February 2015, the Company sold a first loss tranche PO security issued by one of the Consolidated K-Series securitizations that resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust. See "Significant Estimates and Critical Accounting Policies - Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations."

Balance Sheet Analysis

Investment Securities Available for Sale. At December 31, 2015, our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, and non-Agency RMBS, which are classified as investment securities available for sale. At December 31, 2015, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The decrease in carrying value of investment securities available for sale as of December 31, 2015 as compared to December 31, 2014 is primarily a result of principal paydowns and the sale of our CLO securities.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	December 31, 2015		December 31, 2014
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$47,463	$49,670	$38,537	$40,710
2012	116,517	120,379	135,885	140,983
2013	1,282	1,313	—	—
2014	1,203	1,233	—	—
2015	401	418	—	—
Total ARMs	166,866	173,013	174,422	181,693

Fixed
Prior to 2012	21,947	24,947	1,899	1,973
2012	386,293	397,541	458,871	476,708
2013	309	335	—	—
2015	1,668	1,890	—	—
Total Fixed	410,217	424,713	460,770	478,681
IO
Prior to 2012	230,329	33,714	335,507	49,170
2012	254,354	40,938	278,332	46,262
2013	113,845	19,214	125,176	21,822
2014	65,295	7,976	16,577	1,877
2015	91,837	13,548	—	—
Total IOs	755,660	115,390	755,592	119,131

Total Agency RMBS	1,332,743	713,116	1,390,784	779,505

US Treasury Securities
Prior to 2012	10,000	10,037	—	—
Non Agency RMBS
2006	2,088	1,567	2,533	1,939
CLOs
2007	—	—	35,550	35,203

Total	$1,344,831	$724,720	$1,428,867	$816,647

Investment Securities Available for Sale Held in Securitization Trusts. At December 31, 2015, our securities portfolio includes multi-family CMBS classified as investment securities available for sale held in securitization trusts, which are multi-family CMBS transferred to Consolidated VIEs that have been securitized into beneficial interests. The decrease in carrying value of investment securities available for sale held in securitization trusts as of December 31, 2015 as compared to December 31, 2014 is due to widening of credit spreads in 2015.

The following table sets forth the balances of our investment securities available for sale held in securitization trusts by vintage (i.e., by issue year) as of December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	December 31, 2015		December 31, 2014
	Par Value	Carrying Value	Par Value	Carrying Value
CMBS:
2011	$853,408	$40,734	$886,117	$38,594

Total	$853,408	$40,734	$886,117	$38,594

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At December 31, 2015, residential mortgage loans held in securitization trusts totaled approximately $119.9 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.4 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 82.7% of which are ARM loans that are interest only, at the time of origination. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically 9 years at the time of origination, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization. At December 31, 2015, the interest only ARM loans included in these securitizations are out their interest only period.

The following table details our residential mortgage loans held in securitization trusts at December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
December 31, 2015	331	$122,545	$119,921
December 31, 2014	395	$152,277	$149,614

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	December 31, 2015			December 31, 2014
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$432	$2,850	$48	$441	$2,950	$48
Current Coupon Rate	2.82%	4.63%	1.38%	2.75%	7.25%	1.25%
Gross Margin	2.37%	4.13%	1.13%	2.38%	4.13%	1.13%
Lifetime Cap	11.3%	13.25%	9.38%	11.34%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	233	240	199	245	252	211
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	724	818	593	726	818	593
Original LTV	69.77%	95.00%	13.94%	70.38%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the years ended December 31, 2015 and 2014, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2015	$152,277	$968	$(3,631)	$149,614
Principal repayments	(30,684)	—	—	(30,684)
Provision for loan loss	—	—	(1,161)	(1,161)
Transfer to real estate owned	(75)	—	—	(75)
Charge-Offs	1,027	—	1,393	2,420
Amortization of premium	—	(193)	—	(193)
Balance, December 31, 2015	$122,545	$775	$(3,399)	$119,921

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2014	$165,173	$1,053	$(2,989)	$163,237
Principal repayments	(13,178)	—	—	(13,178)
Provision for loan loss	—	—	(998)	(998)
Transfer to real estate owned	(830)	—	356	(474)
Charge-Offs	1,112	—	—	1,112
Amortization of premium	—	(85)	—	(85)
Balance, December 31, 2014	$152,277	$968	$(3,631)	$149,614

Acquired Distressed Residential Mortgage Loans. Distressed residential mortgage loans are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments. Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests.

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
December 31, 2015	5,877	$640,570	$558,989
December 31, 2014	6,291	$684,508	$582,697

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $114.2 million and $221.6 million at December 31, 2015 and December 31, 2014, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in the securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $86.3 million and $110.3 million at December 31, 2015 and 2014, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $307.0 million and $327.4 million at December 31, 2015 and December 31, 2014, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

The following tables detail the characteristics of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of December 31, 2015 and December 31, 2014:

Loan to Value at Purchase	December 31, 2015	December 31, 2014
50.00% or less	3.3%	3.6%
50.01% - 60.00%	3.6%	3.7%
60.01% - 70.00%	6.7%	6.6%
70.01% - 80.00%	10.0%	9.0%
80.01% - 90.00%	11.9%	11.9%
90.01% - 100.00%	13.1%	12.4%
100.01% and over	51.4%	52.8%
Total	100.0%	100.0%

FICO Scores at Purchase	December 31, 2015	December 31, 2014
550 or less	17.7%	13.8%
551 to 600	30.3%	26.3%
601 to 650	28.2%	29.0%
651 to 700	15.4%	18.4%
701 to 750	6.5%	8.9%
751 to 800	1.7%	3.0%
801 and over	0.2%	0.6%
Total	100.0%	100.0%

Current Coupon	December 31, 2015	December 31, 2014
3.00% or less	14.9%	17.1%
3.01% - 4.00%	9.3%	7.0%
4.01 to 5.00%	21.3%	15.2%
5.01 - 6.00%	11.5%	12.7%
6.01% and over	43.0%	48.0%
Total	100.0%	100.0%

Delinquency Status	December 31, 2015	December 31, 2014
Current	68.1%	88.2%
31- 60 days	11.0%	5.5%
61 - 90 days	9.0%	2.3%
90+ days	11.9%	4.0%
Total	100.0%	100.0%

Origination Year	December 31, 2015	December 31, 2014
2005 or earlier	27.1%	25.6%
2006	19.0%	19.8%
2007	34.2%	36.5%
2008 or later	19.7%	18.1%
Total	100.0%	100.0%

Consolidated K-Series. As of December 31, 2015 and December 31, 2014, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five and six Freddie Mac-sponsored multi-family K-Series securitizations as of December 31, 2015 and December 31, 2014, respectively, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our statement of operations. As of December 31, 2015 and December 31, 2014, the Consolidated K-Series was comprised of $7.1 billion and $8.4 billion, respectively in multi-family loans held in securitization trusts and $6.8 billion and $8.0 billion, respectively, in multi-family CDOs outstanding with a weighted average interest rate of 3.98% and 4.15% respectively. In addition, as a result of the consolidation of the Consolidated K-Series, our statement of operations for the years ended December 31, 2015 and 2014 included $257.4 million and $301.9 million in interest income, respectively, and $233.0 million and $275.9 million in interest expense, respectively. Also, we recognized a $12.4 million and $56.9 million unrealized gain in the statements of operations for the years ended December 31, 2015 and 2014, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $286.4 million and $317.5 million as of December 31, 2015 and December 31, 2014, respectively.

In February 2015, the Company sold a first loss tranche PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back our multi-family CMBS (including the Consolidated K-Series) in our portfolio as of December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	December 31, 2015	December 31, 2014
Current balance of loans	$9,034,361	$10,189,074
Number of loans	548	610
Weighted average original LTV	68.8%	68.8%
Weighted average underwritten debt service coverage ratio	1.49x	1.48x
Current average loan size	$16,486	$16,703
Weighted average original loan term (in months)	120	119
Weighted average current remaining term (in months)	79	82
Weighted average loan rate	4.40%	4.54%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.8%	13.5%
Texas	12.3%	12.5%
New York	8.0%	7.7%
Maryland	5.2%	5.2%

Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments with a combination of repurchase agreements and Federal Home Loan Bank advances. The Company has entered into repurchase agreements with third party financial institutions and the Company’s wholly owned subsidiary, GLIH, which is a member of the FHLBI, accessed secured advances provided by the FHLBI. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

As of December 31, 2015 and December 31, 2014, we had approximately $577.4 million and $652.0 million of borrowings under financing arrangements, including Federal Home Loan Bank advances, respectively. As of December 31, 2015 and December 31, 2014, the current weighted average borrowing rate on these financing facilities was 0.71% and 0.43%, respectively. Our repurchase agreements typically have terms of 30 days or less.

As of December 31, 2015 and December 31, 2014, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the repurchase agreement in excess of the repurchase agreement liability.

As of December 31, 2015, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.1% that implies an average haircut of 7.9%. As of December 31, 2014, the outstanding balance under our repurchase agreements was funded at an advance rate of 92.8% that implies an average haircut of 7.2%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs) and Agency IOs was approximately 5% and 25%, respectively.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2015, 2014 and 2013 for repurchase agreement borrowings outstanding (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

December 31, 2014	$658,360	$651,965	$668,901
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857
March 31, 2014	$774,545	$767,827	$784,019

December 31, 2013	$796,044	$791,125	$800,193
September 30, 2013	$799,341	$794,181	$810,506
June 30, 2013	$885,942	$855,153	$924,667
March 31, 2013	$879,732	$878,824	$882,611

Financing Arrangements, Residential Mortgage Loans. On December 14, 2015, the Company amended the master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, that funds purchases of distressed residential mortgage loans and decreased the maximum aggregate principal amount to $250.0 million and extended the expiration date of the agreement to December 15, 2016. The outstanding balance on the master repurchase agreement, as of December 31, 2015 and December 31, 2014, amounts to approximately $214.5 million and $238.9 million, respectively, and bore interest at one-month LIBOR plus 2.5% (2.92% and 2.66% at December 31, 2015 and December 31, 2014, respectively). Distressed residential mortgage loans with a carrying value of approximately $307.0 million at December 31, 2015 are pledged as collateral for the borrowings under this master repurchase agreement.

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million to fund the future purchase of residential mortgage loans, particularly second mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of December 31, 2015.

Residential Collateralized Debt Obligations. As of December 31, 2015 and 2014, we had residential collateralized debt obligations, or Residential CDOs, of $116.7 million and $145.5 million, respectively. As of December 31, 2015 and 2014, the weighted average interest rate of these Residential CDOs was 0.80% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $122.5 million and $152.3 million at December 31, 2015 and 2014, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of December 31, 2015 and 2014, had a net investment in the residential securitization trusts of $4.4 million and $5.6 million, respectively.

Securitized Debt. As of December 31, 2015 and 2014, we had approximately $117.5 million and $232.9 million of securitized debt, respectively. As of December 31, 2015 and 2014, the weighted average interest rate for our securitized debt was 5.28% and 4.81%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. See Note 7 of our consolidated financial statements included in this report for more information on securitized debt. In December 2015, the Company repaid the outstanding notes from its distressed residential mortgage loan securitization transaction completed in December 2012 with an outstanding principal balance of $5.5 million at the time of repayment. The notes were issued in December 2012 in an original principal amount of $38.7 million.

Subordinated Debentures. As of December 31, 2015 and 2014, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.32% and 4.08%, respectively. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our consolidated balance sheets.

Derivative Assets and Liabilities. The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments may include interest rate swaps, swaptions, futures, put and call options on futures and mortgage derivatives such as forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced,” or TBAs.

In connection with our investment in Agency IOs, we utilize several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and TBAs to hedge the interest rate risk and spread risk. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with no minimal ability to adjust over the life of the transaction. Because we and Midway are frequently adjusting these derivative instruments in response to current market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments. Realized and unrealized gains and losses associated with derivatives in our Agency IO portfolio are recognized through earnings in the consolidated statements of operations.

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At December 31, 2015 and December 31, 2014, the Company had $215 million and $350 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market asset value of $0.3 million and $1.1 million at December 31, 2015 and December 31, 2014, respectively. See Note 8 to our consolidated financial statements included in this Form 10-K for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at December 31, 2015 was $880.5 million and included $2.9 million of accumulated other comprehensive loss. The accumulated other comprehensive loss consisted of $15.2 million in unrealized losses related to our Agency RMBS and non-Agency RMBS offset by $12.0 million in net unrealized gains related to our CMBS and $0.3 million in unrealized derivative gains related to cash flow hedges. Stockholders’ equity at December 31, 2014 was $817.9 million and included $10.0 million of accumulated other comprehensive income. The accumulated other comprehensive income consisted of $9.1 million in unrealized gains primarily related to our CLOs, $12.4 million in net unrealized gains related to our CMBS and $1.1 million in unrealized derivative gains related to cash flow hedges, partially offset by $12.6 million in unrealized losses related to our Agency RMBS and non-Agency RMBS.

Analysis of Changes in Book Value

The following table analyzes the changes in book value for the quarter and year ended December 31, 2015, respectively (amounts in thousands, except per share):

	Quarter Ended December 31, 2015			Year Ended December 31, 2015
	Amount	Shares	Per Share(1)	Amount	Shares	Per Share(1)
Beginning Balance	$745,648	109,402	$6.82	$742,927	105,095	$7.07
Common stock issuance, net	230			32,782	4,307
Preferred stock issuance, net	—			86,862
Preferred stock liquidation preference	—			(90,000)
Balance after share issuance activity	745,878	109,402	6.82	772,571	109,402	7.06
Dividends declared	(26,256)		(0.24)	(111,199)		(1.02)
Net change AOCI: (2)
Hedges	1,112		0.01	(831)		(0.01)
RMBS	(5,651)		(0.05)	(2,613)		(0.02)
CMBS	(539)		(0.01)	(362)		—
CLOs	—		—	(9,063)		(0.08)
Net income attributable to common stockholders	982		0.01	67,023		0.61
Ending Balance	$715,526	109,402	$6.54	$715,526	109,402	$6.54

(1)	Outstanding shares used to calculate book value per share for the quarter and year ended periods are based on outstanding shares as of December 31, 2015 of 109,401,721.

(2)	Accumulated other comprehensive income (“AOCI”).

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

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our principal only multi-family CMBS are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain securities, primarily CMBS and distressed residential mortgage loans as part of its overall investment strategy and these sales are expected to provide additional liquidity.

During the year ended December 31, 2015, net cash decreased primarily as a result of $333.9 million used in financing activities, which was partially offset by $36.3 million provided by operating activities and $284.0 million provided by investing activities. Our financing activities primarily included net payments made on financing arrangements of $99.0 million, $86.0 million in payments made on multi-family CDOs, $122.5 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $29.0 million in payments made on Residential CDOs, and $116.1 million in payments made on securitized debt, partially offset by $118.7 million in net proceeds from common and preferred stock issuances. Our investing activities primarily included a $33.4 million increase in restricted cash, $105.8 million in principal paydowns on investment securities available for sale, $238.8 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, $99.2 million of proceeds from sales of investment securities, $86.0 million in principal repayments received on multi-family loans held in securitization trusts, $28.2 million in principal repayments received on residential mortgage loans held in securitization trusts, $65.6 million in proceeds from sale of loans held in multi-family securitization trusts, $4.3 million in proceeds from sales of mezzanine loan and preferred equity investments and $1.0 million in proceeds from sale of real estate owned, partially offset by $156.0 million of purchases of residential mortgage loans and distressed residential mortgage loans, $152.9 million of purchases of investment securities, $58.2 million in the funding of mezzanine loans and preferred equity investments, $5.8 million in net payments on other derivative instruments settled during the period, and $5.4 million of purchases of FHLBI stock.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, and trust preferred debentures. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At December 31, 2015, we had cash and cash equivalents balances of $62.0 million, which decreased from December 31, 2014 by $13.6 million. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

In light of the evolving repurchase agreement lending environment, we elected to replace a portion of our repurchase agreement borrowings with secured advances from the FHLBI, of which, GLIH, one of our subsidiaries, is a member. Each advance from the FHLBI requires approval by the FHLBI and is secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI. Eligible collateral may include conventional one-to-four family residential mortgage loans, CMBS, Agency RMBS and Non-Agency RMBS with an A rating and above. In connection with GLIH becoming a member of the FHLBI, the Company agreed to guarantee the due and punctual payment of GLIH’s obligations under its financing agreement with FHLBI. As of December 31, 2015, the Company had $121.0 million in outstanding secured advances from FHLBI. Subsequent to December 31, 2015, the federal regulator of the FHLB-system released a final rule that amends regulations governing FHLB membership, including preventing captive insurance companies, such as GLIH, from being eligible for FHLB membership. Under the terms of the final rule, GLIH is required to terminate its FHLBI membership and repay its existing advances within one year following the effective date of the final rule and is prohibited from taking new advances or renewing existing maturing advances during the one-year transition period. During January 2016, the Company repaid all of its outstanding FHLBI advances, which repayment was funded primarily through repurchase agreement financing from three counterparties, all of whom were existing repurchase agreement counterparties of the Company as of December 31, 2015.

As of December 31, 2015, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with six different financial institutions, including the FHLBI. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of December 31, 2015, we had an aggregate amount at risk under our repurchase agreements with six counterparties of approximately $62.3 million, with no greater than approximately $36.6 million at risk with any single counterparty. The volatility in the market place during 2015 did not have a material impact on our liquidity or our ability to finance our more liquid assets through short-term repurchase agreements. At December 31, 2015, the Company had short-term repurchase agreement borrowings on our investment securities of $577.4 million as compared to $652.0 million as of December 31, 2014.

At December 31, 2015, the Company had $62.0 million in cash and $147.2 million in unencumbered securities to meet additional haircut or market valuation requriements, including $84.0 million of RMBS, of which $82.5 million are Agency RMBS and $62.1 million are multi-family CMBS (which represents the net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series). The $62.0 million of cash, the $84.0 million in RMBS, the $62.1 million in multi-family CMBS, and $11.6 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio repurchase agreements), which collectively represent 38.2% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

At December 31, 2015, the Company also had two master repurchase agreements, with Deutsche Bank AG, Cayman Islands Branch, in aggregate principal amounts of up to $250 million and $100 million, expiring on December 15, 2016 and May 25, 2017, respectively. The outstanding balances under the master repurchase agreements amounted to approximately $214.5 million and $0, respectively, at December 31, 2015. The agreement with an aggregate principal amount of up to $250 million is collateralized by distressed residential mortgage loans with a carrying value of $307.0 million at December 31, 2015.

At December 31, 2015, we also had other longer-term debt, including Residential CDOs outstanding of $116.7 million, multi-family CDOs outstanding of $6.8 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $117.5 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt as of December 31, 2015 represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2013 multi-family CMBS collateralized recourse financing transaction, and (iii) our December 2012, July 2013 and September 2013 distressed residential mortgage loan securitization transactions, which are described in Note 7 in our consolidated financial statements.

As of December 31, 2015, our overall leverage ratio, including both our short-term and longer-term financing (and excluding the CDO’s issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 1.1 to 1. As of December 31, 2015, our leverage ratio on our short term financings or callable debt was approximately 0.9 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and liquidity covenant requirements.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, futures, put and call options on to hedge interest rate and spread risk associated with our investments in Agency RMBS,including Agency IOs.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be comprised of either cash or securities will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables), amounting to $228.0 million at December 31, 2015, and is included in payable for securities purchased on our consolidated balance sheet.

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs.

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

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the year ended December 31, 2015, the Company issued 2,789,439 shares of its common stock under the Equity Distribution Agreements, at an average sales price of $7.91 resulting in total net proceeds to the Company of $21.6 million, after deducting the placement fees. As of December 31, 2015, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

On March 20, 2015, in connection with the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to JMP a notice of termination of the Equity Distribution Agreement dated June 11, 2012 (the “Prior Equity Distribution Agreement”), which termination became effective March 23, 2015. The Prior Equity Distribution Agreement provided for the sale by the Company of common stock having a maximum aggregate value of up to $25,000,000 from time to time through JMP, as the Company’s agent. During the year ended December 31, 2015, the Company issued 1,326,676 shares under the Prior Equity Distribution Agreement, at an average sales price of $7.89 resulting in total net proceeds to the Company of $10.3 million, after deducting the placement fees. During the term of the Prior Equity Distribution Agreement, the Company sold a total of 2,153,989 shares of its common stock at an average price of $7.63 per share pursuant to the Prior Distribution Agreement, resulting in aggregate net proceeds to the Company of approximately $16.1 million.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee quarterly in arrears. See "- Results of Operations - Comparison of the Year Ended December 31, 2015 to Year Ended December 31, 2014 - Comparative Expenses" for more information regarding the management fees paid during the year ended December 31, 2015. See also "Business—Our External Managers" for a description of these agreements.

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

Exposure to European financial counterparties

We finance a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral) and 25% (in the case of Agency IOs).

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, Cayman Islands Branch, in the amount of $214.5 million at December 31, 2015 with a net exposure of $90.1 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Contractual Obligations and Commitments

The Company had the following contractual obligations at December 31, 2015 (dollar amounts in thousands):

	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases	$1,715	$207	$422	$434	$652
Financing arrangements	791,903	791,903	—	—	—
Subordinated debentures (1)	84,658	2,037	4,062	4,068	74,491
Securitized debt (1)(3)	93,364	93,364	—	—	—
Interest rate swaps (1)	2,312	1,124	1,022	166	—
Management fees (2)	11,688	11,688	—	—	—
Employment agreements	700	700	—	—	—
Total contractual obligations (3)	$986,340	$901,023	$5,506	$4,668	$75,143

(1)	Amounts include projected interest payments during the period. Interest based on interest rates in effect on December 31, 2015.

(2)	Amounts include the base fees for Midway, RiverBanc and Headlands based on the current invested capital. The management fees exclude incentive fees which are based on future performance.

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

We seek to manage risks that we believe will impact our business including, interest rates, liquidity, prepayments, credit quality and market value. When managing these risks we consider the impact on our assets, liabilities and derivative positions. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience. We seek to actively manage that risk, to generate risk-adjusted total returns that we believe compensate us appropriately for those risks and to maintain capital levels consistent with the risks we take.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of December 31, 2015 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$5,679
+100	$5,589
-100	$(14,070)

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

We are subject to “margin call” risk under the terms of our repurchase agreements. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over our repurchase agreements as they mature from time to time in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, CMBS and commercial real estate-related debt investments, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit the exposure of borrower defaults to the Company.

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

With respect to the $559.0 million of distressed residential mortgage loans the Company owned at December 31, 2015, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of December 31, 2015, we own $317.6 million of first loss CMBS comprised primarily of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 35.1% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completes an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of December 31, 2015, we owned approximately $131.2 million of first mortgage loan, mezzanine loans, preferred equity and equity investments backed by residential or multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multifamily and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In the case of our multi-family investments, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of December 31, 2015, and do not take into consideration the effects of subsequent interest rate fluctuations.

We note that the values of our investments in derivative instruments will be sensitive to changes in market interest rates, interest rate spreads, credit spreads and other market factors. The value of these investments can vary and has varied materially from period to period.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of December 31, 2015, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	($ amounts in thousands)
+200	$(101,064)	3.63
+100	$(52,457)	3.28
Base		2.58
-100	$36,492	1.54

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (the "COSO framework") . Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The information required by this item is included in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 (the “2016 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item is included in the 2016 Proxy Statement and is incorporated herein by reference.

The information presented under the heading “Market for the Registrant’s Common Equity and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of Part II of this Form 10-K is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in the 2016 Proxy Statement and is incorporated herein by reference.

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

NEW YORK MORTGAGE TRUST, INC.

Date: February 25, 2016	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: February 25, 2016	By:	/s/ Kristine R. Nario
Kristine R. Nario
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Mumma	Chairman of the Board, Chief Executive Officer and President	February 25, 2016
Steven R. Mumma	(Principal Executive Officer)

/s/ Kristine R. Nario	Chief Financial Officer	February 25, 2016
Kristine R. Nario	(Principal Financial and Accounting Officer)

/s/ Douglas E. Neal	Director	February 25, 2016
Douglas E. Neal

/s/ Alan L. Hainey	Director	February 25, 2016
Alan L. Hainey

/s/ Steven G. Norcutt	Director	February 25, 2016
Steven G. Norcutt

/s/ David R. Bock	Director	February 25, 2016
David R. Bock

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

United States Securities and Exchange Commission

December 31, 2015

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

We have audited the accompanying consolidated balance sheets of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Mortgage Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

New York, New York
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New York Mortgage Trust, Inc.

We have audited the internal control over financial reporting of New York Mortgage Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York
February 25, 2016

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Investment securities, available for sale, at fair value (including pledged securities of $639,683 and $702,684, respectively)	$724,720	$816,647
Investment securities, available for sale, at fair value held in securitization trusts	40,734	38,594
Residential mortgage loans held in securitization trusts (net)	119,921	149,614
Distressed residential mortgage loans held in securitization trusts (net)	114,214	221,591
Distressed residential mortgage loans (net)	444,775	361,106
Multi-family loans held in securitization trusts, at fair value	7,105,336	8,365,514
Derivative assets	228,775	288,850
Cash and cash equivalents	61,959	75,598
Receivables and other assets	219,130	222,491
Total Assets (1)	$9,059,564	$10,540,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$577,413	$651,965
Financing arrangements, residential mortgage loans	214,490	238,949
Residential collateralized debt obligations	116,710	145,542
Multi-family collateralized debt obligations, at fair value	6,818,901	8,048,053
Securitized debt	117,528	232,877
Derivative liabilities	1,500	1,463
Payable for securities purchased	227,969	283,537
Accrued expenses and other liabilities (including $1,745 and $6,317 to related parties, respectively)	59,527	74,692
Subordinated debentures	45,000	45,000
Total liabilities (1)	$8,179,038	$9,722,078
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 and 3,450,000 shares authorized as of December 31, 2015 and December 31, 2014, respectively, 3,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	$72,397	$72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 and 0 shares authorized as of December 31, 2015 and December 31, 2014, respectively 3,600,000 and 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	86,862	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 109,401,721 and 105,094,565 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,094	1,051
Additional paid-in capital	734,610	701,871
Accumulated other comprehensive (loss) income	(2,854)	10,015
(Accumulated deficit) retained earnings	(11,583)	32,593
Total stockholders' equity	$880,526	$817,927
Total Liabilities and Stockholders' Equity	$9,059,564	$10,540,005

(1)
Our consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of December 31, 2015 and December 31, 2014, assets of consolidated VIEs totaled $7,413,082 and $8,847,078, respectively, and the liabilities of consolidated VIEs totaled $7,078,162 and $8,457,034, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
INTEREST INCOME:
Investment securities and other	$36,390	$54,391	$46,646
Multi-family loans held in securitization trusts	257,417	301,877	228,631
Residential mortgage loans held in securitization trusts	3,728	3,755	4,709
Distressed residential mortgage loans	39,303	18,824	11,741
Total interest income	$336,838	$378,847	$291,727

INTEREST EXPENSE:
Investment securities and other	$13,737	$5,569	$6,655
Multi-family collateralized debt obligations	232,971	275,916	210,229
Residential collateralized debt obligations	936	904	1,123
Securitized debt	11,126	16,762	11,293
Subordinated debentures	1,881	1,859	1,878
Total interest expense	$260,651	$301,010	$231,178

NET INTEREST INCOME	$76,187	$77,837	$60,549

OTHER INCOME (LOSS):
Provision for loan losses	$(1,363)	$(1,939)	$(1,262)
Impairment loss on investment securities	—	—	(225)
Realized (loss) gain on investment securities and related hedges, net	(4,617)	42,091	(10,719)
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	1,483	—	—
Realized gain on distressed residential mortgage loans	31,251	14,380	1,600
Unrealized (loss) gain on investment securities and related hedges, net	(2,641)	(7,667)	5,464
Unrealized gain on multi-family loans and debt held in securitization trusts, net	12,368	56,931	31,495
Loss on extinguishment of debt	—	(3,397)	—
Other income (including $6,078, $3,261 and $439 from related parties, respectively)	9,360	4,809	2,709
Total other income	$45,841	$105,208	$29,062

Base management and incentive fees (including $8,083, $14,799 and $3,360 to related parties, respectively)	$19,188	$24,530	$8,133
Expenses related to distressed residential mortgage loans	10,364	6,429	3,868
Other general and administrative expenses (including $0, $80 and $698 to related parties, respectively)	9,928	9,500	7,916
Total general, administrative and other expenses	$39,480	$40,459	$19,917

INCOME FROM OPERATIONS BEFORE INCOME TAXES	$82,548	$142,586	$69,694
Income tax expense	4,535	6,395	739
NET INCOME	78,013	136,191	68,955
Preferred stock dividends	(10,990)	(5,812)	(3,568)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$67,023	$130,379	$65,387
Basic income per common share	$0.62	$1.48	$1.11
Diluted income per common share	$0.62	$1.48	$1.11
Weighted average shares outstanding-basic	108,399	87,867	59,102
Weighted average shares outstanding-diluted	108,399	87,867	59,102

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$67,023	$130,379	$65,387
OTHER COMPREHENSIVE (LOSS) INCOME
(Decrease) increase in net unrealized gain on available for sale securities	(2,975)	20,881	(18,800)
Reclassification adjustment for net gain included in net income	(9,063)	(13,033)	—
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(831)	(906)	3,785
OTHER COMPREHENSIVE (LOSS) INCOME	(12,869)	6,942	(15,015)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$54,154	$137,321	$50,372

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(Dollar amounts in thousands)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$496	$—	$355,006	$(51,584)	$18,088	$322,006
Net income	—	—	—	68,955	—	68,955
Common Stock issuance, net	145	—	100,959	—	—	101,104
Preferred Stock issuance, net	—	72,397	—	—	—	72,397
Dividends declared on common stock	—	—	(51,410)	(13,803)	—	(65,213)
Dividends declared on preferred stock	—	—	—	(3,568)	—	(3,568)
Decrease in net unrealized gain on available for sale securities	—	—	—	—	(18,800)	(18,800)
Increase in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	3,785	3,785
Balance, December 31, 2013	641	72,397	404,555	—	3,073	480,666
Net income	—	—	—	136,191	—	136,191
Common Stock issuance, net	410	—	297,316	—	—	297,726
Dividends declared on common stock	—	—	—	(97,786)	—	(97,786)
Dividends declared on preferred stock	—	—	—	(5,812)	—	(5,812)
Reclassification adjustment for net gain included in net income	—	—	—	—	(13,033)	(13,033)
Increase in net unrealized gain on available for sale securities	—	—	—	—	20,881	20,881
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(906)	(906)
Balance, December 31, 2014	1,051	72,397	701,871	32,593	10,015	817,927
Net income	—	—	—	78,013	—	78,013
Stock issuances, net	43	86,862	32,739	—	—	119,644
Dividends declared on common stock	—	—	—	(111,199)	—	(111,199)
Dividends declared on preferred stock	—	—	—	(10,990)	—	(10,990)
Reclassification adjustment for net gain included in net income	—	—	—	—	(9,063)	(9,063)
Decrease in net unrealized gain on available for sale securities	—	—	—	—	(2,975)	(2,975)
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(831)	(831)
Balance, December 31, 2015	$1,094	$159,259	$734,610	$(11,583)	$(2,854)	$880,526

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$78,013	$136,191	$68,955
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization	542	(2,671)	13,424
Realized loss (gain) on investment securities and related hedges, net	4,617	(42,091)	10,719
Realized gain on distressed residential mortgage loans	(31,251)	(14,380)	(1,600)
Unrealized loss (gain) on investment securities and related hedges, net	2,641	7,667	(5,464)
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	(1,483)	—	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(12,368)	(56,931)	(31,495)
Impairment loss on investment securities	—	—	225
Loss on extinguishment of debt	—	3,397	—
Net decrease in loans held for sale	323	87	341
Provision for loan losses	1,363	1,939	1,262
Income from investments in limited partnerships and limited liability companies	(12,997)	(4,562)	(2,297)
Distributions of income from investments in limited partnership and limited liability companies	9,827	2,238	1,976
Amortization of stock based compensation, net	983	1,180	897
Changes in operating assets and liabilities:
Receivables and other assets	10,945	(3,631)	(18,097)
Accrued expenses and other liabilities and accrued expenses, related parties	(14,819)	9,118	14,457
Net cash provided by operating activities	36,336	37,551	53,303

Cash Flows from Investing Activities:
Restricted cash	33,448	(10,150)	2,467
Proceeds from sales of investment securities	99,235	93,578	1,254
Purchases of investment securities	(152,883)	(20,273)	(72,183)
Return of capital from investments in limited partnerships and limited liability companies	—	—	3,558
Purchases of FHLBI stock	(5,445)	—	—
Purchases of other assets	(61)	(254)	(975)
Funding of first mortgage loan	—	(1,142)	(6,500)
Funding of mezzanine loan and preferred equity investments	(58,215)	(48,674)	(16,788)
Proceeds from sale of mezzanine loan and preferred equity investments	4,308	5,590	—
Net (payments) proceeds from other derivative instruments settled during the period	(5,766)	1,124	(11,011)
Principal repayments received on residential mortgage loans held in securitization trusts	28,166	12,687	22,292
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	238,798	64,715	15,646
Principal repayments received on multi-family loans held in securitization trusts	85,980	80,451	73,831
Principal paydowns on investment securities - available for sale	105,774	98,877	125,913
Proceeds from sale of real estate owned	1,044	3,882	—
Purchases of residential mortgage loans and distressed residential mortgage loans	(156,005)	(405,427)	(218,166)
Proceeds from sales of loans held in multi-family securitization trusts	65,587	—	—
Purchases of loans held in multi-family securitization trusts	—	—	(71,625)
Net cash provided by (used in) investing activities	283,965	(125,016)	(152,287)

Cash Flows from Financing Activities:
(Payments made on) proceeds from financing arrangements, net of FHLBI advances	(99,011)	99,789	(98,009)
Common stock issuance, net	31,799	296,546	100,207
Preferred stock issuance, net	86,862	—	72,397
Dividends paid on common stock	(113,318)	(86,705)	(61,302)
Dividends paid on preferred stock	(9,218)	(5,812)	(2,115)
Payments made on residential collateralized debt obligations	(28,952)	(12,918)	(22,657)
Payments made on multi-family collateralized debt obligations	(85,966)	(83,839)	(73,813)
Proceeds from securitized debt	—	—	191,705
Payments made and extinguishment of securitized debt	(116,136)	(75,796)	(7,408)
Net cash (used in) provided by financing activities	(333,940)	131,265	99,005
Net (Decrease) increase in Cash and Cash Equivalents	(13,639)	43,800	21
Cash and Cash Equivalents - Beginning of Period	75,598	31,798	31,777
Cash and Cash Equivalents - End of Period	$61,959	$75,598	$31,798

Supplemental Disclosure:
Cash paid for interest	$307,162	$352,232	$268,552
Cash paid for income taxes	$4,922	$8,295	$794

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

Non-Cash Investment Activities:
Purchase of investment securities not yet settled	$227,969	$283,537	$191,592
Deconsolidation of multi-family loans held in securitization trusts	$1,075,529	$—	$—
Deconsolidation of multi-family collateralized debt obligations	$1,009,942	$—	$—
Consolidation of multi-family loans held in securitization trusts	$—	$—	$3,218,301
Consolidation of multi-family collateralized debt obligations	$—	$—	$3,146,676
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$26,256	$28,376	$17,295
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$1,453	$1,453

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries (“NYMT,” "we," "our," or the “Company”), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to deliver stable distributions to our stockholders over diverse economic conditions through a combination of income generated by net interest margin and net realized capital gains from our diversified investment portfolio. Our portfolio includes residential mortgage loans, including loans sourced from distressed markets, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in commercial real estate and commercial real estate-related debt investments, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans and certain other investments in mortgage-related and financial assets.

The Company conducts its business through the parent company, NYMT, and several subsidiaries, including special purpose subsidiaries established for residential loan, distressed residential loan and CMBS securitization purposes, taxable REIT subsidiaries ("TRSs") and qualified REIT subsidiaries ("QRSs"). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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

Principles of Consolidation and Variable Interest Entities (VIE) – The accompanying consolidated financial statements of the Company include the accounts of all its subsidiaries which are majority-owned, controlled by the Company or a VIE where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE when it is the primary beneficiary of such VIE, herein referred to as "Consolidated VIE". As primary beneficiary, it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CLOs. The Company has elected the fair value option for its Agency IOs, U.S.
Treasury securities, certain Agency ARMs and Agency Fixed Rate Securities within the Agency IO portfolio, which measures unrealized gains and losses through earnings in the accompanying consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which are not designated as hedging instruments for accounting purposes.

The Company generally intends to hold its investment securities until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business. As a result, our investment securities are classified as available for sale securities.

Realized gains and losses recorded on the sale of investment securities available for sale are based on the specific identification method and included in realized gain (loss) on investment securities and related hedges in the accompanying consolidated statements of operations. Interest income on our investment securities available for sale is accrued based on the outstanding principal balance and their contractual terms. Purchase premiums or discounts on investment securities at the time of purchase are amortized or accreted to interest income over the estimated life of the investment securities using the effective yield method. Adjustments to amortization are made for actual prepayment activity.

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

In determining the other-than temporary impairment related to credit losses for securities that are not of high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the prior reporting date or purchase date, whichever is most recent against the present value of the cash flows expected to be collected at the current financial reporting date. The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities and delinquency rates.

Investment Securities Available for Sale Held in Securitization Trusts – The Company’s investment securities available for sale held in securitization trusts as of December 31, 2015 and December 31, 2014 are comprised of multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, or “first loss tranche”, and certain IOs issued from two Freddie Mac-sponsored multi-family K-Series securitizations. These securities were purchased at a discount to par value and are reported at fair value with unrealized gains and losses reported in OCI. Realized gains and losses recorded on the sale of investment securities available for sale held in securitization trusts are based on the specific identification method and included in realized gain (loss) on sale of securities and related hedges in the accompanying consolidated statements of operations.

Interest income on our credit sensitive securities, such as our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, the management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.

A portion of the purchase discount on the Company’s first loss tranche PO multi-family CMBS is designated as non-accretable purchase discount or credit reserve, which partially mitigates the Company’s risk of loss on the mortgages collateralizing such multi-family CMBS, and is not expected to be accreted into interest income. The amount designated as a credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, the amount designated as credit reserve may be increased, or impairment charges and writedowns of such securities to a new cost basis could be required.

Residential Mortgage Loans Held in Securitization Trusts – Residential mortgage loans held in securitization trusts are comprised of certain ARM loans transferred to Consolidated VIEs that have been securitized into sequentially rated classes of beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements. Residential mortgage loans held in securitization trusts are carried at their unpaid principal balances, net of unamortized premium or discount, unamortized loan origination costs and allowance for loan losses. Interest income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business or, when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

We establish an allowance for loan losses based on management's judgment and estimate of credit losses inherent in our portfolio of residential mortgage loans held in securitization trusts. Estimation involves the consideration of various credit-related factors, including but not limited to, macro-economic conditions, current housing market conditions, loan-to-value ratios, delinquency status, historical credit loss severity rates, purchased mortgage insurance, the borrower's current economic condition and other factors deemed to warrant consideration. Additionally, we look at the balance of any delinquent loan and compare that to the current value of the collateralizing property. We utilize various home valuation methodologies including appraisals, broker pricing opinions, internet-based property data services to review comparable properties in the same area or consult with a broker in the property's area.

Acquired Distressed Residential Mortgage Loans – Distressed residential mortgage loans are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal payments. Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements.

Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Acquired distressed residential mortgage loans are recorded at fair value at the date of acquisition, with no allowance for loan losses. Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance.

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

Management monitors actual cash collections against its expectations, and revised cash flow expectations are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to a significant increase in expected cash flows is recognized prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income.

A distressed residential mortgage loan disposal, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the loan pool at its allocated carrying amount. In the event of a sale of the loan and receipt of payment (in full or partial) from the borrower, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds or payment from the borrower and the allocated carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, an individual loan is removed from the pool, a gain or loss on sale is recognized and reported based on the difference between the fair value of the underlying collateral less costs to sell and the carrying amount of the acquired distressed residential mortgage loan. The Company uses the specific allocation method for the removal of loans as the estimated cash flows and related carrying amount for each individual loan are known. In these cases, the remaining accretable yield is unaffected and any material change in remaining effective yield caused by the removal of the loan from the pool is addressed by the re-assessment of the estimate of cash flows for the pool prospectively.

Acquired distressed residential mortgage loans subject to modification are not removed from the pool even if those loans would otherwise be considered troubled debt restructurings because the pool, and not the individual loan, represents the unit of account.

For individual loans not accounted for in pools that are sold or satisfied by payment in full, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds or payment from the borrower and the carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, a gain or loss on sale is recognized and reported based on the difference between the fair value of the underlying collateral less costs to sell and the carrying amount of the acquired distressed residential mortgage loan.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in five and six Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of December 31, 2015 and December 31, 2014, respectively. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's accompanying consolidated statement of operations, as the Company believes this accounting treatment more accurately and consistently reflects its results of operations.

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

Mezzanine Loan and Preferred Equity Investments - The Company invests in mezzanine loans and preferred equity of entities that have significant real estate assets. The mezzanine loan is secured by a pledge of the borrower’s equity ownership in the property. Unlike a mortgage, this loan does not represent a lien on the property. Therefore, it is always junior and subordinate to any first lien as well as second liens, if applicable, on the property. These loans are senior to any preferred equity or common equity interests.

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

Mezzanine loans and preferred equity investments, where the risks and payment characteristics are equivalent to mezzanine loans, are accounted for as loans and are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances, and are included in receivables and other assets in the accompanying consolidated balance sheets. The Company has evaluated its mezzanine loan and preferred equity investments for accounting treatment as loans versus equity investment utilizing the guidance provided by the ADC Arrangements Subsection of ASC 310, Receivables.

For mezzanine loan and preferred equity investments where the characteristics, facts and circumstances indicate that loan accounting treatment is appropriate, the Company accretes or amortizes any discounts or premiums and deferred fees and expenses over the life of the related asset utilizing the effective interest method or straight line-method, if the result is not materially different.

We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

The Company had preferred equity and mezzanine loan investments accounted for as loans included in receivables and other assets in the amounts of $44.2 million and $24.9 million as of December 31, 2015 and December 31, 2014, respectively.

Mezzanine loans and preferred equity investments where the risks and payment characteristics are equivalent to an equity investment are accounted for using the equity method of accounting. See “Investment in Unconsolidated Entities.” The mezzanine loans and preferred equity investments are included in receivables and other assets.

Mortgage Loans Held for Investment – Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances, and are included in receivables and other assets. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in interest income. A loan is considered to be impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. Based on the facts and circumstances of the individual loans being impaired, loan specific valuation allowances are established for the excess carrying value of the loan over either: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (ii) the estimated fair value of the loan’s underlying collateral if the loan is in the process of foreclosure or otherwise collateral dependent; or (iii) the loan’s observable market price.

Investments in Unconsolidated Entities – Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method.

In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings or preferred return and decreased for cash distributions and a proportionate share of the entity’s losses. Management periodically reviews its investments for impairment based on projected cash flows from the entity over the holding period. When any impairment is identified, the investments are written down to recoverable amounts. The Company had equity method investments included in receivables and other assets in the amounts of $20.1 million and $11.3 million as of December 31, 2015 and December 31, 2014, respectively.

The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the consolidated statements of operations. The Company had investments in unconsolidated entities at fair value included in receivables and other assets in the amounts of $67.6 million and $38.5 million as of December 31, 2015 and December 31, 2014, respectively.

Investments in unconsolidated entities accounted at fair value consist of the following as of December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	2015			2014
Investment Name	Ownership Interest	Carrying Amount	Income (Loss)	Ownership Interest	Carrying Amount	Income (Loss)
RB Development Holding Company, LLC	63%	$1,927	$(9)	63%	$1,936	$373
RB Multifamily Investors LLC (1)	70%	$56,891	$5,263	65%	$36,561	$617
Morrocroft Neighborhood Stabilization Fund II, LP	13%	$8,754	$291	—%	$—	$—

(1) Includes the Company's preferred and common interest.

The Company accounts for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment. The Company had no investments in unconsolidated entities accounted for using the cost method.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits, all of which have original maturities of 90 days or less. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Receivables and Other Assets – Receivables and other assets as of December 31, 2015 and 2014 include restricted cash held by third parties of $20.8 million and $54.2 million, respectively. Included in restricted cash is $11.6 million and $40.6 million held in our Agency IO portfolio to be used for trading purposes and $8.2 million and $11.4 million held by counterparties as collateral for hedging instruments and repurchase agreements as of December 31, 2015 and 2014, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in receivables and other assets in the amounts of $24.6 million and $29.8 million as of December 31, 2015 and 2014, respectively.

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

On February 20, 2015, our wholly-owned subsidiary, Great Lakes Insurance Holdings LLC (“GLIH”), became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). As a member of the FHLBI, GLIH may access a variety of products and services offered by the FHLBI, including secured advances. As of December 31, 2015, GLIH had $121 million in outstanding secured advances from FHLBI, which are included on the Company’s accompanying consolidated balance sheets in financing arrangements, portfolio investments.

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans through repurchase agreements that expire within 12-18 months. The borrowings under the repurchase agreements bear an interest rate of a specified margin over one-month LIBOR. The repurchase agreements are treated as collateralized financing transactions and carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are included on the Company’s accompanying consolidated balance sheets in receivables and other assets in the amount of $2.3 million and $1.7 million as of December 31, 2015 and December 31, 2014, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company completed four securitizations in 2005 and 2006. The first three were accounted for as a permanent financing while the fourth was accounted for as a sale and accordingly, is not included in the Company’s accompanying consolidated financial statements

Multi-Family Collateralized Debt Obligations (“Multi-Family CDOs”) – We consolidate the Consolidated K-Series including their debt, referred to as Multi-Family CDOs, in our financial statements. The Multi-Family CDOs permanently finance the multi-family mortgage loans held in the Consolidated K-Series securitizations. For financial reporting purposes, the loans held as collateral are recorded as assets of the Company and the Multi-Family CDOs are recorded as the Company’s debt. We refer to both the Residential CDOs and Multi-Family CDOs as CDOs in this report.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are included on the Company’s accompanying consolidated balance sheets in receivables and other assets in the amount of $1.0 million and $2.2 million as of December 31, 2015 and December 31, 2014, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Derivative Financial Instruments – In accordance with ASC 815, the Company records derivative financial instruments on its consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

In connection with our investment in Agency IOs, the Company uses several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and TBAs to hedge the interest rate risk, as well as spread risk associated with these investments. The Company also purchase or sell short To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.” Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. The use of TBAs, futures, options on futures and interest rate swaps in our Agency IO portfolio hedge the overall risk profile of investment securities in the portfolio. The derivative instruments in our Agency IO portfolio are not designated as hedging instruments, therefore realized and unrealized gains and losses associated with these derivative instruments are recognized through earnings and reported as part of the other income (loss) category in the consolidated statements of operations.

The Company also use interest rate swaps to hedge the variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. These interest rate swaps, qualify as a cash flow hedge, where the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the years ended December 31, 2015 and 2014.

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

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless it is more likely than not that they will be sustained. ASC 740 was applied to all open taxable years as of the effective date. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based on factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense in our consolidated statements of operations.

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

Summary of Recent Accounting Pronouncements

Receivables (ASC 310)

In April 2014, the FASB issued ASU 2014-4, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-4”). The amendments of this ASU are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. In addition, the amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 became effective for the Company beginning January 1, 2015. The adoption of ASU 2014-04 did not have a material effect on our financial condition, results of operations and disclosures.

Transfers and Servicing (ASC 860)

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures (“ASU 2014-11”). This guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement. ASU 2014-11 also eliminates existing guidance for repurchase financings and requires instead that entities consider the initial transfer and the related repurchase agreement separately when applying the derecognition requirements of ASC 860, Transfers and Servicing. New disclosures will be required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. ASU 2014-11 became effective for the Company beginning January 1, 2015. The adoption of ASU 2014-11 did not have a material effect on our financial condition, results of operations and disclosures.

Revenue Recognition (Topic 606)

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). This guidance creates a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity. ASU 2014-9 also creates a new topic in the Codification, Topic 606 (“ASC 606”). In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 does the following: (1) establishes a new control-based revenue recognition model; (2) changes the basis for deciding when revenue is recognized over time or at a point in time; (3) provides new and more detailed guidance on specific aspects of revenue recognition; and (4) expands and improves disclosures about revenue. In August 2015, the FASB issued ASU 2015-14 that defers the effective date of ASU 2014-09 for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted for public business entities. The Company is currently assessing the impact of this guidance.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The update is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The guidance is effective for fiscal years beginning after December 31, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. We do not expect the adoption of ASU 2015-02 to have a material impact on the Company’s financial condition or results of operations.

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

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	December 31, 2015				December 31, 2014
	Amortized Costs	Unrealized		Fair Value	Amortized Costs	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS:
Agency ARMs
Freddie Mac	$62,383	$41	$(770)	$61,654	$57,597	$55	$(488)	$57,164
Fannie Mae	92,605	121	(1,334)	91,392	113,192	81	(1,037)	112,236
Ginnie Mae	20,172	55	(260)	19,967	12,552	—	(259)	12,293
Total Agency ARMs	175,160	217	(2,364)	173,013	183,341	136	(1,784)	181,693

Agency Fixed Rate
Freddie Mac	31,076	—	(719)	30,357	37,800	—	(629)	37,171
Fannie Mae	380,684	—	(12,149)	368,535	451,694	—	(10,184)	441,510
Ginnie Mae	25,923	9	(111)	25,821	—	—	—	—
Total Agency Fixed Rate	437,683	9	(12,979)	424,713	489,494	—	(10,813)	478,681

Agency IOs (1)
Freddie Mac	28,970	680	(4,471)	25,179	38,844	273	(5,779)	33,338
Fannie Mae	39,603	433	(6,341)	33,695	53,666	741	(6,388)	48,019
Ginnie Mae	63,050	511	(7,045)	56,516	42,991	310	(5,527)	37,774
Total Agency IOs	131,623	1,624	(17,857)	115,390	135,501	1,324	(17,694)	119,131

Total Agency RMBS	744,466	1,850	(33,200)	713,116	808,336	1,460	(30,291)	779,505
Non-Agency RMBS	1,727	51	(211)	1,567	2,061	69	(191)	1,939
U.S. Treasury securities	10,113	—	(76)	10,037	—	—	—	—
CLOs	—	—	—	—	26,140	9,063	—	35,203
Total investment securities available for sale	$756,306	$1,901	$(33,487)	$724,720	$836,537	$10,592	$(30,482)	$816,647

	December 31, 2015				December 31, 2014
	Amortized Costs	Unrealized		Fair Value	Amortized Costs	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
CMBS	$28,692	$12,042	$—	$40,734	$26,193	$12,401	$—	$38,594
Total investment securities available for sale held in securitization trusts	$28,692	$12,042	$—	$40,734	$26,193	$12,401	$—	$38,594

(1)	Included in investment securities available for sale as of December 31, 2015 and 2014 are Agency IOs. Agency IOs are measured at fair value through earnings.

Realized Gains

During the year ended December 31, 2015, the Company received total proceeds of approximately $99.2 million, realizing approximately $2.1 million of net gains, from the sale of investment securities available for sale. During the year ended December 31, 2014, the Company received total proceeds of approximately $93.6 million, realizing approximately $39.1 million of net gains, from the sale of investment securities available for sale. During the year ended December 31, 2013, the Company received total proceeds of approximately $1.3 million, realizing approximately $0.1 million of net gains, from the sale of investment securities available for sale.

Weighted Average Life

The following table sets forth the weighted average lives our investment securities available for sale as of December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

Weighted Average Life	December 31, 2015	December 31, 2014
0 to 5 years	$477,860	$393,080
Over 5 to 10 years	219,747	365,386
10+ years	27,113	58,181
Total	$724,720	$816,647

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2015 and 2014, based on management’s estimates using three month historical CPR, the weighted average life of the Company’s available for sale securities portfolio was approximately 4.49 years and 4.95 years, respectively.

Portfolio Interest Reset Periods

The following tables set forth the stated interest reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at December 31, 2015 and December 31, 2014 at carrying value (dollar amounts in thousands):

	December 31, 2015				December 31, 2014
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$92,693	$44,700	$575,723	$713,116	$89,442	$21,746	$668,317	$779,505
Non-Agency RMBS	188	1,379	—	1,567	1,939	—	—	1,939
U.S. Treasury securities	10,037	—	—	$10,037	—	—	—	—
CLOs	—	—	—	—	35,203	—	—	35,203
Total investment securities available for sale	$102,918	$46,079	$575,723	$724,720	$126,584	$21,746	$668,317	$816,647
CMBS	$—	$—	$40,734	$40,734	$—	$—	$38,594	$38,594
Total investment securities available for sale held in securitization trusts	$—	$—	$40,734	$40,734	$—	$—	$38,594	$38,594

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale and investment securities available for sale held in securitization trusts in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 (dollar amounts in thousands):

December 31, 2015	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$71,587	$(688)	$476,157	$(14,497)	$547,744	$(15,185)
Non-Agency RMBS	771	—	796	(211)	1,567	(211)
Total investment securities available for sale	$72,358	$(688)	$476,953	$(14,708)	$549,311	$(15,396)
CMBS	$—	$—	$—	$—	$—	$—
Total investment securities available for sale held in securitization trusts	$—	$—	$—	$—	$—	$—

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

Other than Temporary Impairment

For the year ended December 31, 2013, the Company recognized $0.2 million in other-than-temporary impairment through earnings, respectively. For the years ended December 31, 2015 and December 31, 2014, the Company did not have unrealized losses in investment securities that were deemed other-than-temporary.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following at December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	December 31, 2015	December 31, 2014
Unpaid principal balance	$122,545	$152,277
Deferred origination costs – net	775	968
Reserve for loan losses	(3,399)	(3,631)
Total	$119,921	$149,614

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the years ended December 31, 2015, 2014 and 2013, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$3,631	$2,989	$2,978
Provisions for loan losses	1,161	998	701
Transfer to real estate owned	—	(356)	(407)
Charge-offs	(1,393)	—	(283)
Balance at the end of period	$3,399	$3,631	$2,989

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses at December 31, 2015 was $3.4 million, representing 277 basis points of the outstanding principal balance of residential loans held in securitization trusts as of December 31, 2015, as compared to 238 basis points as of December 31, 2014. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the years ended December 31, 2015, 2014 and 2013, respectively (dollar amounts in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$965	$1,108	$732
Write downs	—	(103)	(433)
Transfer from mortgage loans held in securitization trusts	—	537	1,184
Disposal	(554)	(577)	(375)
Balance at the end of period	$411	$965	$1,108

Real estate owned held in residential securitization trusts are included in receivables and other assets on the balance sheet and write downs are included in provision for loan losses in the statement of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. As of December 31, 2015 and 2014, the Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and the amount of Residential CDOs outstanding, was $4.4 million and $5.6 million, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of December 31, 2015, we had 31 delinquent loans with an aggregate principal amount outstanding of approximately $18.0 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.0 million in delinquent loans, $11.9 million, or 67%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (REO) through foreclosure, as of December 31, 2015 (dollar amounts in thousands):

December 31, 2015

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	3	$825	0.67%
61 - 90	2	$1,763	1.43%
90+	26	$15,365	12.48%
Real estate owned through foreclosure	3	$574	0.47%

As of December 31, 2014, we had 33 delinquent loans with an aggregate principal amount outstanding of approximately $18.5 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net). Of the $18.5 million in delinquent loans, $9.4 million, or 51%, were under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of December 31, 2014 (dollar amounts in thousands):

December 31, 2014

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	4	$1,522	0.99%
61 - 90	—	$—	—%
90+	29	$16,997	11.01%
Real estate owned through foreclosure	6	$2,100	1.36%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and REO held in residential securitization trusts at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
New York	35.6%	36.1%
Massachusetts	20.7%	24.0%
New Jersey	11.1%	10.9%
Florida	7.7%	6.2%
Connecticut	6.5%	5.9%

5.	Distressed Residential Mortgage Loans

As of December 31, 2015 and December 31, 2014, the carrying value of the Company’s acquired distressed residential mortgage loans amounts to approximately $559.0 million and $582.7 million, respectively.

The Company considers its purchase price for the acquired distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the years ended December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	December 31, 2015	December 31, 2014
Contractually required principal and interest	$327,611	$910,787
Non-accretable yield	(17,276)	(85,474)
Expected cash flows to be collected	310,335	825,313
Accretable yield	(158,149)	(424,444)
Fair value at the date of acquisition	$152,186	$400,869

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the years ended December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	December 31, 2015	December 31, 2014
Balance at beginning of period	$640,416	$171,112
Additions	173,497	598,247
Disposals	(195,615)	(110,309)
Accretion	(39,289)	(18,634)
Balance at end of period (1)	$579,009	$640,416

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to gather additional information regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the twelve-month period ended December 31, 2015 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance in our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of December 31, 2015 and December 31, 2014, respectively, are as follows:

	December 31, 2015	December 31, 2014
Florida	12.6%	12.4%
North Carolina	8.1%	8.2%
California	7.7%	8.9%
Georgia	6.1%	6.9%
Maryland	5.4%	3.5%
New York	5.2%	5.1%

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $114.2 million and $221.6 million at December 31, 2015 and December 31, 2014, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7). In addition, distressed residential mortgage loans with a carrying value of approximately $307.0 million and $327.4 million at December 31, 2015 and December 31, 2014, respectively, are pledged as collateral for a Master Repurchase Agreement, with Deutsche Bank AG, Cayman Islands Branch (see Note 10).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $286.4 million and $317.5 million at December 31, 2015 and 2014, respectively (see Note 7).

The condensed consolidated balance sheets of the Consolidated K-Series at December 31, 2015 and December 31, 2014, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	December 31, 2015	December 31, 2014
Assets
Multi-family loans held in securitization trusts	$7,105,336	$8,365,514
Receivables	24,579	29,809
Total Assets	$7,129,915	$8,395,323
Liabilities and Equity
Multi-family CDOs	$6,818,901	$8,048,053
Accrued expenses	24,483	29,354
Total Liabilities	6,843,384	8,077,407
Equity	286,531	317,916
Total Liabilities and Equity	$7,129,915	$8,395,323

The multi-family loans held in securitization trusts had unpaid aggregate principal balances of approximately $6.8 billion and $7.9 billion at December 31, 2015 and December 31, 2014, respectively. The multi-family CDOs had aggregate unpaid principal balances of approximately $6.8 billion and $7.9 billion at December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and 2014, the current weighted average interest rate on these Multi-Family CDOs was 3.98% and 4.15%, respectively.

In February 2015, the Company sold a first loss tranche PO security in one of the Company’s Consolidated K-Series obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series other than the security represented by our first loss tranche securities. We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 14).

The condensed consolidated statements of operations of the Consolidated K-Series for the years ended December 31, 2015, 2014, and 2013 respectively, are as follows (dollar amounts in thousands):

	Years Ended December 31,
Statements of Operations	2015	2014	2013
Interest income	$257,417	$301,877	$228,631
Interest expense	232,971	275,916	210,229
Net interest income	24,446	25,961	18,402
Unrealized gain on multi-family loans and debt held in securitization trusts, net	12,368	56,931	31,495
Net Income	$36,814	$82,892	$49,897

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of December 31, 2015 and December 31, 2014, respectively, are as follows:

	December 31, 2015	December 31, 2014
California	13.8%	13.5%
Texas	12.3%	12.5%
New York	8.0%	7.7%
Maryland	5.2%	5.2%

7.	Use of Special Purpose Entities (SPE) and Variable Interest Entities (VIE)

The Company uses SPEs to facilitate transactions that involve securitizing financial assets or re-securitizing previously securitized financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company has entered into into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization and financing transactions: 1) its Residential CDOs completed in 2005; 2) its multi-family CMBS re-securitization transaction completed in May 2012; 3) its collateralized recourse financing transactions completed in November 2013 and 4) its distressed residential mortgage loan securitization transactions completed in December 2012, July 2013 and September 2013 (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of December 31, 2015.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, and certain IOs issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that five and six Freddie Mac-sponsored multi-family K-Series securitization trusts as of December 31, 2015 and December 31, 2014, respectively are VIEs. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 6). One and two of the Company’s multi-family CMBS investments included in the Consolidated K-Series (herein to referred to as "Non-Financed VIEs") are not subject to any financing as of December 31, 2015 and December 31, 2014, respectively.

In analyzing whether the Company is primary beneficiary of the Consolidated K-Series and the Financing VIEs (collectively referred to in this footnote as "Consolidated VIEs"), the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

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

Assets and Liabilities of Consolidated VIEs as of December 31, 2015 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization (3)	Residential Mortgage Loan Securitization	Multi- family CMBS(4)	Total
Investment securities available for sale, at fair value held in securitization trusts	$40,734	$—	$—	$—	$—	$40,734
Residential mortgage loans held in securitization trusts (net)	—	—	—	119,921	—	119,921
Distressed residential mortgage loans held in securitization trust (net)	—	—	114,214	—	—	114,214
Multi-family loans held in securitization trusts, at fair value	1,224,036	4,633,061	—	—	1,248,239	7,105,336
Receivables and other assets	4,864	15,281	6,076	1,200	5,456	32,877
Total assets	$1,269,634	$4,648,342	$120,290	$121,121	$1,253,695	$7,413,082
Residential collateralized debt obligations	$—	$—	$—	$116,710	$—	$116,710
Multi-family collateralized debt obligations, at fair value	1,168,470	4,464,340	—	—	1,186,091	6,818,901
Securitized debt	28,019	55,853	33,656	—	—	117,528
Accrued expenses and other liabilities	4,436	14,750	368	13	5,456	25,023
Total liabilities	$1,200,925	$4,534,943	$34,024	$116,723	$1,191,547	$7,078,162

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

(3)
In December 2015, the Company repaid the Company’s outstanding notes from its distressed residential mortgage loan securitization transaction completed in December 2012 with an original principal amount of $38.7 million and outstanding principal balance at the time of repayment amounting to $5.5 million. With the repayment of the notes, the Company terminated and deconsolidated the Financing VIE that facilitated this financing transaction and the distressed residential loans serving as collateral on the notes were transferred back to the Company.

(4)
In February 2015, the Company sold a first loss tranche PO security issued by one of the Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

Assets and Liabilities of Consolidated VIEs as of December 31, 2014 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIEs
	Multi-family CMBS re-securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitizations	Residential Mortgage Loan Securitizations	Multi- family CMBS(3)	Total
Investment securities available for sale, at fair value held in securitization trusts	$38,594	$—	$—	$—	$—	$38,594
Residential mortgage loans held in securitization trusts (net)	—	—	—	149,614	—	149,614
Distressed residential mortgage loans held in securitization trusts (net)	—	—	221,591	—	—	221,591
Multi-family loans held in securitization trusts, at fair value	1,273,633	4,720,908	—	—	2,370,973	8,365,514
Receivables and other assets	5,097	15,631	39,084	1,545	10,408	71,765
Total assets	$1,317,324	$4,736,539	$260,675	$151,159	$2,381,381	$8,847,078
Residential collateralized debt obligations	$—	$—	$—	$145,542	$—	$145,542
Multi-family collateralized debt obligations, at fair value	1,221,555	4,558,065	—	—	2,268,433	8,048,053
Securitized debt	27,660	55,853	149,364	—	—	232,877
Accrued expenses and other liabilities	4,581	14,639	1,024	14	10,304	30,562
Total liabilities	$1,253,796	$4,628,557	$150,388	$145,556	$2,278,737	$8,457,034

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

(2)
The multi-family CMBS serving as collateral under the November 2013 collateralized recourse financing are comprised of securities issued from three separate Freddie Mac-sponsored multifamily K-Series securitizations. The Financing VIE consolidated these K-Series securitizations, including their assets, liabilities and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6). In September 2014, the Company repaid the Company’s outstanding notes from its collateralized recourse financing transaction completed in November 2012 with a principal amount of $52.0 million. With the repayment of the notes, the Company terminated and deconsolidated the Financing VIE that facilitated this financing transaction and the multi-family CMBS serving as collateral on the notes were transferred back to the Company.

(3)	Two of the Company's Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series are not subject to any Financing VIE as of December 31, 2014.

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS or distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization(1)	Collateralized Recourse Financings(2)	Distressed Residential Mortgage Loan Securitizations(3)
Original Face amount of Notes issued by the VIE and purchased by 3rd party investors	$35,000	$55,853	$176,970
Principal Amount at December 31, 2015	$33,781	$55,853	$33,656
Principal Amount at December 31, 2014	$34,208	$55,853	$149,364
Carrying Value at December 31, 2015(4)	$28,019	$55,853	$33,656
Carrying Value at December 31, 2014(4)	$27,660	$55,853	$149,364
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4.25 - 4.85%

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

(2)
The Company entered into a CMBS Master Repurchase Agreements with a three-year term for the purpose of financing a portion of its multi-family CMBS portfolio. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of its wholly-owned subsidiary's obligations under the CMBS Master Repurchase Agreement.

(3)
The Company engaged in these transactions for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financings are comprised of performing, re-performing and to a lesser extent non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Two of the four securitization transactions provide for a revolving period of one to two years from the date of the respective financing (“Revolving Period”) where no principal payments will be made on the note. All cash proceeds generated by the distressed residential mortgage loans and received by the respective securitization trust during the Revolving Period, after payment of interest on the note, reserve amounts and certain other transaction expenses, will be available for the purchase by the trust of additional mortgage loans that satisfy certain eligibility criteria. In December 2015, the Company repaid the Company’s outstanding notes from its distressed residential mortgage loan securitization transaction completed in December 2012 with an original principal amount of $38.7 million and outstanding principal balance at the time of repayment amounting to $5.5 million.. With the repayment of the notes, the Company terminated and deconsolidated the Financing VIE that facilitated this financing transaction and the distressed residential loans serving as collateral on the notes were transferred back to the Company.

(4)	Classified as securitized debt in the liability section of the Company’s accompanying consolidated balance sheets.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	December 31, 2015	December 31, 2014
Within 24 months	$89,509	$205,217
Over 36 months	33,781	34,208
Total	123,290	239,425
Discount	(5,762)	(6,548)
Carrying value	$117,528	$232,877

There is no guarantee that the Company will receive any cash flows from these securitization trusts.

Residential Mortgage Loan Securitization Transaction

The Company has completed four residential mortgage loan securitizations (other than the distressed residential mortgage loan securitizations discussed above) since inception; the first three were accounted for as permanent financings and have been included in the Company’s accompanying consolidated financial statements. The fourth was accounted for as a sale and accordingly, is not included in the Company's accompanying consolidated financial statements.

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations as of December 31, 2015 and 2014, respectively, and its mezzanine loan, preferred equity and other equity investments to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of December 31, 2015 and 2014 (dollar amounts in thousands):

	December 31, 2015			December 31, 2014
	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total	Investment securities available for sale, at fair value, held in securitization trusts	Receivables and other Assets	Total
Multi-Family CMBS	$40,734	$76	$40,810	$38,594	$80	$38,674
Mezzanine loan, preferred equity and investments in unconsolidated entities	—	129,887	129,887	—	72,799	72,799
Total assets	$40,734	$129,963	$170,697	$38,594	$72,879	$111,473

Our maximum loss exposure on the multi-family CMBS investments and mezzanine loan and equity investments is approximately $170.7 million and $111.5 million at December 31, 2015 and December 31, 2014, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

8.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or sell short TBAs purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our consolidated balance sheets at December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	Balance Sheet Location	December 31, 2015	December 31, 2014
TBA securities(1)	Derivative assets	$226,929	$284,971
U.S. Treasury futures	Derivative assets	—	379
Options on U.S. Treasury futures	Derivative assets	15	92
Interest rate swap futures	Derivative assets	706	—
Swaptions	Derivative assets	821	2,273
Eurodollar futures	Derivative liabilities	1,242	900
Interest rate swap futures	Derivative liabilities	—	331
Interest rate swaps(2)	Derivative liabilities	258	232

(1)
Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our accompanying consolidated financial statements on a net basis. There was no netting of TBA sales against TBA purchases as of December 31, 2015 and December 31, 2014.

(2)	Includes interest rate swaps in our Agency IO portfolio.

The tables below summarize the activity of derivative instruments not designated as hedges for the years ended December 31, 2015 and 2014, respectively (dollar amounts in thousands).

	Notional Amount For the Year Ended December 31, 2015
	December 31, 2014	Additions	Settlement, Expiration or Exercise	December 31, 2015
TBA securities	$273,000	$3,801,000	$(3,852,000)	$222,000
U.S. Treasury futures	2,300	150,200	(152,500)	—
Interest rate swap futures	(190,100)	1,165,200	(1,112,300)	(137,200)
Eurodollar futures	(2,961,000)	2,925,000	(2,733,000)	(2,769,000)
Options on U.S. Treasury futures	21,000	375,000	(368,000)	28,000
Swaptions	180,000	9,000	(30,000)	159,000
Interest rate swaps	10,000	—	—	10,000

	Notional Amount For the Year Ended December 31, 2014
	December 31, 2013	Additions	Settlement, Expiration or Exercise	December 31, 2014
TBA securities	$188,000	$2,575,000	$(2,490,000)	$273,000
U.S. Treasury futures	(11,900)	130,500	(116,300)	2,300
Interest rate swap futures	(242,700)	996,500	(943,900)	(190,100)
Eurodollar futures	(3,360,000)	3,134,000	(2,735,000)	(2,961,000)
Options on U.S. Treasury futures	40,000	48,200	(67,200)	21,000
Swaptions	100,000	150,000	(70,000)	180,000
Interest rate swaps	—	10,000	—	10,000

The following table presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (loss) in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015		2014		2013
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA	$5,244	$(2,253)	$13,708	$2,472	$(12,393)	$(629)
Eurodollar futures (1)	(2,321)	(342)	(2,146)	533	(3,591)	2,366
Interest rate swaps	—	(26)	259	(232)	—	—
Swaptions	—	(658)	—	(1,068)	—	1,153
U.S. Treasury and Interest rate swap futures and options	(9,631)	579	(8,831)	(3,332)	5,418	2,866
Total	$(6,708)	$(2,700)	$2,990	$(1,627)	$(10,566)	$5,756

(1)	At December 31, 2015, the Eurodollar futures consist of 2,769 contracts with expiration dates ranging between March 2016 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. At December 31, 2015 and 2014, our consolidated balance sheets include TBA-related liabilities of $228.0 million and $283.5 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our consolidated financial statements on a net basis.

Derivatives Designated as Hedging Instruments

The Company’s interest rate swaps, except interest swaps included in its Agency IO portfolio, are used to hedge the variable cash flows associated with borrowings made under our financing arrangements including FHLBI advances and are designated as cash flow hedges. There were no costs incurred at the inception of the Company's interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s consolidated balance sheets at December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest rate swaps	Derivative assets	$304	$1,135

The Company has netting arrangements by counterparty with respect to its interest rate swaps. Contracts in a liability position of $0.3 million have been netted against the asset position of $0.3 million and contracts in a liability position of $0.2 million have been netted against the asset position of $1.3 million in the accompanying consolidated balance sheets at December 31, 2015 and December 31, 2014, respectively.

The following table presents the impact of the Company’s interest rate swaps designated as hedging instruments on the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Accumulated other comprehensive income (loss) for derivative instruments:
Balance at beginning of the period	$1,135	$2,041	$(1,744)
Unrealized (loss) gain on interest rate swaps	(831)	(906)	3,785
Balance at end of the period	$304	$1,135	$2,041

The Company estimates that over the next 12 months, approximately $0.3 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the years ended December 31, 2015, 2014 and 2013, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest Rate Swaps:
Interest expense-investment securities	$1,619	$1,848	$1,737

The following table presents information about the Company’s interest rate swaps, including interest rate swaps in its Agency IO portfolio as of December 31, 2015 and December 31, 2014, respectively (dollar amounts in thousands):

	December 31, 2015		December 31, 2014
Maturity	Notional Amount	Weighted Average Fixed Pay Interest Rate	Notional Amount	Weighted Average Fixed Pay Interest Rate
Within 30 Days	$—	—%	$—	—%
Over 30 days to 3 months	—	—%	—	—%
Over 3 months to 6 months	—	—%	—	—%
Over 6 months to 12 months	—	—%	135,000	0.45%
Over 12 months to 24 months	215,000	0.83%	—	—%
Over 24 months to 36 months	—	—%	215,000	0.83%
Over 36 months to 48 months	—	—%	—	—%
Over 48 months to 60 months	10,000	2.25%	10,000	2.25%
Total	$225,000	0.90%	$360,000	0.73%

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of December 31, 2015 and 2014. The Company had $6.3 million and $11.4 million of restricted cash related to margin posted for its agreements as of December 31, 2015 and 2014, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying consolidated balance sheets.

9.	Financing Arrangements, Portfolio Investments

The Company finances its portfolio investments with a combination of repurchase agreements and Federal Home Loan Bank advances. The Company has entered into repurchase agreements with third party financial institutions and the Company’s wholly owned subsidiary, GLIH, as a member of the FHLBI, may access a variety of products and services offered by the FHLBI, including secured advances. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

At December 31, 2015, the Company had repurchase agreements with an outstanding balance of $456.4 million and a weighted average interest rate of 0.77%. At December 31, 2014, the Company had repurchase agreements with an outstanding balance of $652.0 million and a weighted average interest rate of 0.43%.

As of December 31, 2015, GLIH had $121.0 million in outstanding secured advances from the FHLBI with a weighted average borrowing rate of 0.47%, and had an additional $79.0 million of available uncommitted capacity for borrowings, which may be adjusted at the sole discretion of the FHLBI. Each advance requires approval by the FHLBI and is secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI. Eligible collateral may include Agency RMBS and certain non-Agency RMBS with a rating of A and above, conventional 1-4 family residential mortgage loans and commercial real estate loans. Investment securities available for sale with a carrying value of $129.1 million at December 31, 2015, are pledged or restricted as collateral for the future payment obligations of FHLBI advances. The FHLBI advances had contractual maturities within 30 days from December 31, 2015.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral. In addition, as a condition to membership in the FHLBI, the Company is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. At December 31, 2015, the Company had stock in the FHLBI totaling $5.4 million, which is included in receivables and other assets on the consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI. Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2015, the Company had not recognized an impairment charge related to its FHLBI stock.

The following table presents detailed information about the Company’s borrowings under financing arrangements, including FHLBI advances, and associated assets pledged as collateral at December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	2015			2014
Assets Pledged as Collateral	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged	Outstanding Borrowings	Fair Value of Collateral Pledged	Amortized Cost Of Collateral Pledged
Agency ARMs	$227,609	$141,585	$143,754	$171,852	$181,694	$183,342
Agency Fixed Rate	261,644	374,691	386,853	413,199	437,002	446,851
Agency IOs/U.S. Treasury Securities	88,160	123,407	139,218	66,914	83,988	95,129
Balance at end of the period	$577,413	$639,683	$669,825	$651,965	$702,684	$725,322

As of December 31, 2015 and 2014, the average days to maturity for all financing arrangements, including FHLBI advances, were 27 days and 26 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements, including FHLBI advances, at December 31, 2015 and 2014 amounts to $0.3 million and $0.3 million, respectively, and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, including FHLBI advances, at December 31, 2015 and 2014 (dollar amounts in thousands):

Contractual Maturity	December 31, 2015	December 31, 2014
Within 30 days	$468,402	$157,008
Over 30 days to 90 days	85,423	494,957
Over 90 days	23,588	—
Total	$577,413	$651,965

As of December 31, 2015, the outstanding balance under our financing arrangements was funded at an advance rate of 92.1% that implies an average haircut of 7.9%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs) and Agency IOs were approximately 5% and 25%.

In the event we are unable to obtain sufficient short-term financing through financing arrangements or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At December 31, 2015 and December 31, 2014, the Company had financing arrangements with 6 and 10 counterparties respectively. As of December 31, 2015 and December 31, 2014, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the rfinancing arrangement liability.

As of December 31, 2015, the Company had $62.0 million in cash and $147.2 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $84.0 million of RMBS, of which $82.5 million are Agency RMBS and $62.1 million of multi-family CMBS (which represents the net fair value of certain first loss tranche PO securities issued by certain K-Series securitizations included in the Consolidated K-Series). The $62.0 million of cash, $84.0 million in RMBS, $62.1 million of CMBS and $11.6 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio financing arrangements), which collectively represent 38.2% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the financing arrangements immediately.

10.	Financing Arrangements, Residential Mortgage Loans

On December 16, 2014, the Company entered into a master repurchase agreement, with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $260.0 million, to fund a portion of the purchase price of a pool of distressed residential mortgage loans. On December 14, 2015, the Company amended the master repurchase agreement and decreased the maximum aggregate principal amount to $250.0 million and extended the expiration date of the agreement to December 15, 2016. The outstanding balance on this master repurchase agreement as of December 31, 2015 and December 31, 2014 amounts to approximately $214.5 million and $238.9 million, respectively and bears interest at one-month LIBOR plus 2.50% (2.92% and 2.66% at December 31, 2015 and December 31, 2014, respectively).

On November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million, to fund the future purchase of residential mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of December 31, 2015.

During the terms of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, among other things, to maintenance of certain amounts of net worth, liquidity and leverage ratio. The Company is in compliance with such covenants as of February 25, 2016.

11.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of December 31, 2015 and 2014, the Company had Residential CDOs outstanding of $116.7 million and $145.5 million, respectively. As of December 31, 2015 and 2014, the current weighted average interest rate on these CDOs was 0.8% and 0.55%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $122.5 million and $152.3 million at December 31, 2015 and 2014, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of December 31, 2015 and 2014, had a net investment in the residential securitization trusts of $4.4 million and $5.6 million, respectively.

12.	Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of February 25, 2016 the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

13.	Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its discontinued mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in its loan sale agreements. The Company did not repurchase any loans during the three years ended December 31, 2015.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of December 31, 2015, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations, financial condition or cash flows.

Leases – In December 2012, the Company entered into a 10 year lease agreement with GP 275 Owner, L.L.C., pursuant to which, the Company relocated its corporate office in March 2013. The lease is accounted for as a non-cancelable operating lease. Total property lease expense on this lease amounted to $0.2 million for the years ended December 31, 2015 and 2014, respectively. The lease is secured by a $0.2 million cash deposit.

The prior corporate office lease with Vanderbilt Associates I, L.L.C. expired in March 2013. Total property lease expense on this lease amounted to $0.1 million for the year ended December 31, 2013.

As of December 31, 2015, obligations under non-cancelable operating leases are as follows (dollar amounts in thousands):

Year Ending December 31,	Total
2016	$207
2017	207
2018	215
2019	217
2020	217
Thereafter	652
$1,715

14.	Fair Value of Financial Instruments

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

a.
Investment Securities Available for Sale (RMBS, U.S. Treasury Securities and CLOs) – Fair value for the RMBS in our portfolio are valued using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and based on available market information. Management reviews all prices used in determining valuation to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities that are comprised of RMBS and CLOs are valued based upon readily observable market parameters and are classified as Level 2 fair values. The Company's U.S. Treasury securities are classified as Level 1 Fair Values.

b.
Investment Securities Available for Sale Held in Securitization Trusts (CMBS) – As the Company’s CMBS investments are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.5% to 10.5%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

c.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are recorded at fair value and classified as Level 3 fair values. Fair value is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 3.0% to 5.6%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

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

f.
Investments in Unconsolidated Entities – Fair value for investments in unconsolidated entities is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the unconsolidated entities and a discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, respectively, on the Company’s consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$713,116	$—	$713,116	$—	$779,505	$—	$779,505
Non-Agency RMBS	—	1,567	—	1,567	—	1,939	—	1,939
CLOs	—	—	—	—	—	35,203	—	35,203
U.S. Treasury Bills	10,037	—	—	10,037	—	—	—	—
Investment securities available for sale held in securitization trusts:
CMBS	—	—	40,734	40,734	—	—	38,594	38,594
Multi-family loans held in securitization trusts	—	—	7,105,336	7,105,336	—	—	8,365,514	8,365,514
Derivative Assets:
TBA Securities	—	226,929	—	226,929	—	284,971	—	284,971
Options on U.S. Treasury futures	15	—	—	15	92	—	—	92
U.S. Treasury futures	—	—	—	—	379	—	—	379
Interest rate swap futures	706	—	—	706	—	—	—	—
Interest rate swaps	—	304	—	304	—	1,135	—	1,135
Swaptions	—	821	—	821	—	2,273	—	2,273
Investments in unconsolidated entities	—	—	67,571	67,571	—	—	38,496	38,496
Total	$10,758	$942,737	$7,213,641	$8,167,136	$471	$1,105,026	$8,442,604	$9,548,101
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$6,818,901	$6,818,901	$—	$—	$8,048,053	$8,048,053
Derivative liabilities:
Interest rate swaps	—	258	—	258	—	232	—	232
Interest rate swap futures	—	—	—	—	331	—	—	331
Eurodollar futures	1,242	—	—	1,242	900	—	—	900
Total	$1,242	$258	$6,818,901	$6,820,401	$1,231	$232	$8,048,053	$8,049,516

The following table details changes in valuation for the Level 3 assets for the years ended December 31, 2015, 2014 and 2013, respectively (amounts in thousands):

Level 3 Assets:

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$8,442,604	$8,209,702	$5,514,065
Total gains (realized/unrealized)
Included in earnings(1)	(90,662)	384,826	(470,334)
Included in other comprehensive income (loss)	(360)	(5,863)	15,532
Purchases/(Sales) (2)	(1,075,529)	(93,578)	3,218,301
Contributions	26,461	33,075	5,969
Paydowns	(85,979)	(80,451)	(73,831)
Distributions	(2,894)	(1,712)	—
Sale of real estate owned	—	(3,395)	—
Balance at the end of period	$7,213,641	$8,442,604	$8,209,702

(1)
Amounts included in interest income from multi-family loans held in securitization trusts, unrealized gain on multi-family loans and debt held in securitization trusts, realized gain (loss) on investment securities and related hedges, net, other income and gain on deconsolidation.

(2)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The following table details changes in valuation for the Level 3 liabilities for the years ended December 31, 2015, 2014 and 2013, respectively (amounts in thousands):

Level 3 Liabilities:

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$8,048,053	$7,871,020	$5,319,573
Total gains (realized/unrealized)
Included in earnings(1)	(133,245)	260,872	(521,416)
Included in other comprehensive income	—	—	—
Purchases/(Sales) (2)	(1,009,942)	—	3,146,676
Paydowns	(85,965)	(83,839)	(73,813)
Balance at the end of period	$6,818,901	$8,048,053	$7,871,020

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

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the years ended December 31, 2015, 2014 and 2013, respectively (dollar amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Change in unrealized gains (losses) – assets	$(61,957)	$390,371	$(423,949)
Change in unrealized (losses) gains – liabilities	74,325	(333,440)	455,444
Net change in unrealized gains included in earnings for assets and liabilities	$12,368	$56,931	$31,495

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

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2015 and 2014, respectively, on the consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential Mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$8,976	$8,976	$—	$—	$9,323	$9,323
Real estate owned held in residential securitization trusts	—	—	411	411	—	—	965	965

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the years ended December 31, 2015, 2014 and 2013, respectively, on the Company’s consolidated statements of operations (dollar amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Residential mortgage loans held in securitization trusts – impaired loans (net)	$(1,261)	$(998)	$(701)
Real estate owned held in residential securitization trusts	100	(103)	(433)

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2015 and 2014, respectively (dollar amounts in thousands):

		December 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$61,959	$61,959	$75,598	$75,598
Investment securities available for sale, at fair value	Level 1 or 2	724,720	724,720	816,647	816,647
Investment securities available for sale, at fair value held in securitization trusts	Level 3	40,734	40,734	38,594	38,594
Residential mortgage loans held in securitization trusts (net)	Level 3	119,921	109,120	149,614	135,241
Distressed residential mortgage loans (net) (1)	Level 3	558,989	564,310	582,697	599,182
Multi-family loans held in securitization trusts, at fair value	Level 3	7,105,336	7,105,336	8,365,514	8,365,514
Derivative assets	Level 1 or 2	228,775	228,775	288,850	288,850
Mortgage loans held for sale (net) (2)	Level 3	5,471	5,557	7,712	7,713
Mortgage loans held for investment (2)	Level 3	2,706	2,846	1,760	1,900
Mezzanine and preferred equity investments (2)(3)	Level 3	44,151	44,540	24,907	25,212
Investments in unconsolidated entities (4)	Level 3	87,065	87,558	48,366	48,490
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$577,413	$577,413	$651,965	$651,965
Financing arrangements, distressed residential mortgage loans	Level 2	214,490	214,490	238,949	238,949
Residential collateralized debt obligations	Level 3	116,710	105,606	145,542	130,919
Multi-family collateralized debt obligations, at fair value	Level 3	6,818,901	6,818,901	8,048,053	8,048,053
Securitized debt	Level 3	117,528	123,776	232,877	240,341
Derivative liabilities	Level 1 or 2	1,500	1,500	1,463	1,463
Payable for securities purchased	Level 1	227,969	227,969	283,537	283,537
Subordinated debentures	Level 3	45,000	42,731	45,000	36,531

(1)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $114.2 million and $221.6 million at December 31, 2015 and December 31, 2014, respectively and distressed residential mortgage loans with a carrying value amounting to approximately $444.8 million and $361.1 million at December 31, 2015 and December 31, 2014, respectively.

(2)	Included in receivables and other assets in the accompanying consolidated balance sheets.

(3)	Includes mezzanine and preferred equity investments accounted for as loans (see Note 2).

(4)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $67.6 million and $38.5 million at December 31, 2015 and December 31, 2014, respectively.

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

e.
Mortgage loans held for sale (net) and mortgage loans held for investment – The fair value of mortgage loans held for sale (net) and mortgage loans held for investment are estimated by the Company based on the price that would be received if the loans were sold as whole loans taking into consideration the aggregated characteristics of the loans such as, but not limited to, collateral type, index, interest rate, margin, length of fixed interest rate period, life time cap, periodic cap, underwriting standards, age and credit.

f.
Mezzanine loan and preferred equity investments – Estimated fair value is determined by both market comparable pricing and discounted cash flows. The discounted cash flows are based on the underlying contractual cash flows and estimated changes in market yields. The fair value also reflects consideration of changes in credit risk since the origination or time of initial investment.

g.
Investments in Unconsolidated Entities – Fair value for investments in unconsolidated entities is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the unconsolidated entities and a discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy.

h.	Financing arrangements – The fair value of these financing arrangements approximates cost as they are short term in nature.

i.	Residential collateralized debt obligations – The fair value of these CDOs is based on discounted cash flows as well as market pricing on comparable obligations.

j.	Securitized debt – The fair value of securitized debt is based on discounted cash flows using management’s estimate for market yields.

k.	Payable for securities purchased – Estimated fair value approximates the carrying value of such liabilities.

l.	Subordinated debentures – The fair value of these subordinated debentures is based on discounted cash flows using management’s estimate for market yields.

15.	Stockholders’ Equity

(a)	Dividends on Preferred Stock

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 and 3,000,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of December 31, 2015 and December 31, 2014, there were 6,000,000 and 3,450,000 shares of Series B Preferred Stock authorized, respectively. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the$25 liquidation preference and is senior to the common stock with respect to distributions upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of December 31, 2015, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

The Series B Preferred Stock and Series C Preferred Stock generally do not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive). Under such circumstances, holders of the Series B Preferred Stock and Series C Preferred Stock, voting together as a single class with the holders of all other classes or series of our preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series B Preferred Stock and Series C Preferred Stock, will be entitled to vote to elect two additional directors to the Company’s Board of Directors (the “Board”) until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock or Series C Preferred Stock cannot be made without the affirmative vote of holders of at least two-thirds of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock, respectively.

Neither the Series B Preferred Stock or the Series C Preferred Stock are redeemable by the Company prior to June 4, 2018, in the case of the Series B Preferred Stock, or April 22, 2020, in the case of the Series C Preferred Stock, except under circumstances intended to preserve the Company’s qualification as a REIT and except upon the occurrence of a Change of Control (as defined in the Articles Supplementary designating the Series B Preferred Stock and Series C Preferred Stock, respectively). On and after June 4, 2018, in the case of the Series B Preferred Stock, and April 22, 2020, in the case of the Series C Preferred Stock, the Company may, at its option, redeem the preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends.

In addition, upon the occurrence of a Change of Control, the Company may, at its option, redeem the Series B Preferred Stock and Series C Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends.

Each of the Series B Preferred Stock and Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into the Company’s common stock in connection with a Change of Control.

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

From the time of original issuance of the Series B Preferred Stock and the Series C Preferred Stock, respectively, through December 31, 2015, the Company has declared and paid all required quarterly dividends on such stock. The following table presents the relevant dates with respect to such quarterly cash dividends on the Series B Preferred Stock and Series C Preferred Stock from its respective time of original issuance through December 31, 2015:

Series B Preferred Stock					Series C Preferred Stock
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share		Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
December 16, 2015	January 1, 2016	January 15, 2016	$0.484375		December 16, 2015	January 1, 2016	January 15, 2016	$0.4921875
September 18, 2015	October 1, 2015	October 15, 2015	0.484375		September 18, 2015	October 1, 2015	October 15, 2015	0.4921875
June 18, 2015	July 1, 2015	July 15, 2015	0.484375		June 18, 2015	July 1, 2015	July 15, 2015	0.4539100	(1)
March 18, 2015	April 1, 2015	April 15, 2015	0.484375		—	—	—	—
December 12, 2014	January 1, 2015	January 15, 2015	0.484375		—	—	—	—
September 18, 2014	October 1, 2014	October 15, 2014	0.484375		—	—	—	—
June 18, 2014	July 1, 2014	July 15, 2014	0.484375		—	—	—	—
March 13, 2014	April 1, 2014	April 15, 2014	0.484375		—	—	—	—
December 10, 2013	January 1, 2014	January 15, 2014	0.484375
September 12, 2013	October 1, 2013	October 15, 2013	0.484375		—	—	—	—
June 18, 2013	July 1, 2013	July 15, 2013	0.220660	(2)	—	—	—	—

(1)	Cash dividend for the partial quarterly period that began on April 22, 2015 and ended on July 14, 2015.

(2)	Cash dividend for the partial quarterly period that began on June 4, 2013 and ended on July 14, 2013.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2013 and ended December 31, 2015:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Fourth Quarter 2015	December 16, 2015	December 28, 2015	January 25, 2016	$0.24
Third Quarter 2015	September 18, 2015	September 28, 2015	October 26, 2015	$0.24
Second Quarter 2015	June 18, 2015	June 29, 2015	July 27, 2015	$0.27
First Quarter 2015	March 18, 2015	March 30, 2015	April 27, 2015	$0.27
Fourth Quarter 2014	December 12, 2014	December 22, 2014	January 26, 2015	$0.27
Third Quarter 2014	September 18, 2014	September 29, 2014	October 27, 2014	$0.27
Second Quarter 2014	June 18, 2014	June 30, 2014	July 25, 2014	$0.27
First Quarter 2014	March 13, 2014	March 24, 2014	April 25, 2014	$0.27
Fourth Quarter 2013	December 10, 2013	December 20, 2013	January 27, 2014	$0.27
Third Quarter 2013	September 12, 2013	September 23, 2013	October 25, 2013	$0.27
Second Quarter 2013	June 18, 2013	June 28, 2013	July 25, 2013	$0.27
First Quarter 2013	March 18, 2013	March 28, 2013	April 25, 2013	$0.27

During 2015, dividends for our common stock were $1.02 per share. For tax reporting purposes, the 2015 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.40, $0.07 and $0.55 per share, respectively. During 2014, dividends for our common stock were $1.08 per share. For tax reporting purposes, the 2014 dividends were classified as ordinary income, capital gain distribution and return of capital in the amounts of $0.61, $0.35 and $0.12, respectively, per share. During 2013, dividends for our common stock were $1.08 per share. For tax reporting purposes, the 2013 dividends were classified as ordinary income and return of capital in the amounts of $0.81 and $0.27, respectively, per share.

(c)	Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through underwritten public offerings during the three years ended December 31, 2015 (amounts in thousands):

Share Issue Date	Shares Issued	Net Proceeds (1)
November 26, 2014	14,410	$110,784
April 7, 2014	14,950	$109,916
January 10, 2014	11,500	$75,846
May 3, 2013	13,600	$94,434

(1)	Proceeds are net of underwriting costs and offering expenses paid by the Company.

(d)	Equity Distribution Agreements

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. The Company has no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the twelve months ended December 31, 2015, the Company issued 2,789,439 shares of its common stock under the Equity Distribution Agreements, at an average sales price of $7.91 resulting in total net proceeds to the Company of $21.6 million after deducting the placement fees. As of December 31, 2015, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

On March 20, 2015, in connection with the Company’s execution of the Equity Distribution Agreements described above, the Company delivered to JMP a notice of termination of the Equity Distribution Agreement dated June 11, 2012 (the “Prior Equity Distribution Agreement”), which termination became effective March 23, 2015. The Prior Equity Distribution Agreement provided for the sale by the Company of common stock having a maximum aggregate value of up to $25,000,000 from time to time through JMP, as the Company’s agent. During the twelve months ended December 31, 2015, the Company issued 1,326,676 shares under the Prior Equity Distribution Agreement, at an average sales price of $7.89 resulting in total net proceeds to the Company of $10.3 million, after deducting the placement fees. During the term of the Prior Equity Distribution Agreement, the Company sold a total of 2,153,989 shares of its common stock at an average price of $7.63 per share pursuant to the Prior Distribution Agreement, resulting in aggregate net proceeds to the Company of approximately $16.1 million.

16.	Earnings Per Share

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the years ended December 31, 2015, 2014 and 2013.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to common stockholders – Basic	$67,023	$130,379	$65,387
Net income from continuing operations	67,023	130,379	65,387
Net income from discontinued operations (net of tax)	—	—	—
Net income attributable to common stockholders– Dilutive	$67,023	$130,379	$65,387
Net income from continuing operations	67,023	130,379	65,387
Net income from discontinued operations (net of tax)	—	—	—
Denominator:
Weighted average basic and dilutive shares outstanding	108,399	87,867	59,102
EPS:
Basic EPS	$0.62	$1.48	$1.11
Basic EPS from continuing operations	0.62	1.48	1.11
Basic EPS from discontinued operations (net of tax)	—	—	—
Dilutive EPS	$0.62	$1.48	$1.11
Dilutive EPS from continuing operations	0.62	1.48	1.11
Dilutive EPS from discontinued operations (net of tax)	—	—	—

17.	Stock Incentive Plan

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

Of the common stock authorized at December 31, 2015 and 2014, 551,609 shares and 862,512 shares, respectively, were reserved for issuance under the Company’s 2010 Stock Incentive Plan. At December 31, 2015 and 2014, there were 280,457 and 162,171 shares of non-vested restricted stock outstanding under the 2010 Plan. The Company’s directors have been issued 146,935 and 111,311 shares under the 2010 Plan as of December 31, 2015 and 2014, respectively. The Company’s employees have been issued 401,827 and 216,177 shares under the 2010 Plan as of December 31, 2015 and 2014, respectively.

(a)	Restricted Common Stock Awards

During the years ended December 31, 2015, 2014 and 2013, the Company recognized non-cash compensation expense of $0.9 million, $0.4 million and $0.2 million, respectively. Dividends are paid on all restricted stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the years ended December 31, 2015, 2014 and 2013.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the years ended December 31, 2015, 2014 and 2013, respectively, is presented below:

	2015		2014		2013
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value(1)
Non-vested shares at January 1	162,171	$7.26	94,873	$7.01	31,580	$6.58
Granted	185,650	7.79	104,517	7.39	75,385	7.13
Vested	(67,364)	7.18	(37,219)	6.97	(12,092)	6.65
Non-vested shares as of December 31	280,457	$7.63	162,171	$7.26	94,873	$7.01
Weighted-average restricted stock granted during the period	185,650	$7.79	104,517	$7.39	75,385	$7.13

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At each of December 31, 2015 and 2014, the Company had unrecognized compensation expense of $1.3 million and $0.8 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at December 31, 2015 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $0.3 million and $0.1 million, respectively. The requisite service period for restricted shares at issuance is three years.

(b)	Performance Share Awards

In May 2015, the Compensation Committee of the Board of Directors approved a performance share award (“PSA”) pursuant to the 2010 Plan to the Company’s Chairman, Chief Executive Officer and President. The PSA granted consisted of 89,629 shares of common stock and had a grant date fair value of approximately $0.4 million. The PSA are awards under which the number of underlying shares of Company common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 200% of the target number of PSAs granted, with the target number of PSAs granted being adjusted to reflect the value of the reinvestment of any dividends declared on Company common stock during the vesting period. Vesting of these PSAs will occur at the end of three years based on three-year total stockholder return, or TSR, as follows:

•	If three-year TSR is less than 33%, then 0% of the PSUs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is not in the bottom quartile of an identified peer group, then 100% of the PSAs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is in the top quartile of an identified peer group, then 200% of the PSAs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is in the bottom quartile of an identified peer group, then 50% of the PSAs will vest.

TSR is defined, with respect to the Company and each member of the identified peer group, as applicable, as the average annual total shareholder return based on common stock price appreciation/depreciation during the applicable measurement period or until the date of a change of control, whichever first occurs, plus the value on the last day of the applicable measurement period or the date of a change of control of common shares if all cash dividends declared on a common share during such period were reinvested in additional common shares.

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

Compensation expense related to PSAs was $0.1 million for the year ended December 31, 2015. As of December 31, 2015, there was $0.3 million of unrecognized compensation cost related to unvested PSAs.

18.	Income Taxes

For the years ended December 31, 2015, 2014 and 2013 , the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the years ended December 31, 2015, 2014 and 2013 is comprised of the following components (dollar amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Current income tax expense
Federal	$3,158	$4,572	$381
State	1,283	2,423	358
Total current income tax expense	4,441	6,995	739
Deferred income tax expense (benefit)
Federal	69	(458)	—
State	25	(142)	—
Total deferred income tax expense (benefit)	94	(600)	—

Total provision	$4,535	$6,395	$739

The Company’s estimated taxable income differs from the statutory U.S. federal rate as a result of state and local taxes, non-taxable REIT income, valuation allowance and other differences. A reconciliation of the statutory income tax provision to the effective income tax provision for the years ended December 31, 2015, 2014 and 2013, respectively, are as follows (dollar amounts in thousands).

	December 31,
	2015		2014		2013
Provision at statutory rate	$28,892	35.0%	$49,316	35.0%	$24,393	35.0%
Non-taxable REIT income	(25,733)	(31.2)	(44,247)	(31.4)	(26,215)	(37.6)
State and local tax provision	1,284	1.6	2,420	1.7	348	0.5
Other	24,047	29.1	(1,227)	(0.9)	(853)	(1.2)
Valuation allowance	(23,955)	(29.0)	133	0.1	3,066	4.4
Total provision	$4,535	5.5%	$6,395	4.5%	$739	1.1%

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of December 31, 2015 and 2014 are as follows (dollar amounts in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carryforward	$2,083	$28,704
Net capital loss carryforward	2,029	1,592
Other	3,043	1,755
Total deferred tax assets (1)	$7,155	$32,051
Deferred tax liabilities
Deferred tax liabilities	$192	$1,040
Total deferred tax liabilities (2)	192	1,040
Valuation allowance	(6,457)	(30,412)
Total net deferred tax asset	$506	$599

(1)	Included in receivables and other assets in the accompanying consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

At December 31, 2014, one of the Company’s wholly owned TRS had approximately $56 million of net operating loss carryforwards which the Company did not expect to be able to utilize to offset future taxable income, other than taxable income arising from certain "built in gains" on its CLOs. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. The Company determined that it had undergone ownership changes within the meaning of Internal Revenue Code Section 382 resulting in substantial limitation on use of these net operating loss carryforwards to offset future taxable income therefore, as of December 31, 2014, the Company recorded a full valuation allowance against the deferred tax assets related to the net operating loss carryforwards. In 2015, the Company sold its remaining CLOs and used a portion of its net operating loss carryforwards to offset the "built in gains" from the sale. At December 31, 2015, based on several factors, including Section 382 limitation, the TRS's capability to generate sufficient taxable income and capital gains prior to the expiration of the net operating loss carryforwards, management determined it is appropriate to write-off the deferred tax asset and corresponding valuation allowance related to the net operating loss carryover.

As of December 31, 2015, the Company through a wholly owned TRS, had incurred net operating losses in the aggregate amount of approximately $4.5 million. The Company’s carryforward net operating losses will expire between 2033 and 2034 if they are not offset by future taxable income. Additionally, as of December 31, 2015, the Company, through one of its wholly owned TRSs, had also incurred approximately $4.4 million in capital losses. The Company’s carryforward capital losses will expire between 2018 and 2020 if they are not offset by future capital gains. At December 31, 2015, the Company has recorded a valuation allowance against the deferred tax assets management does not believe it is more likely than not to be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2012. The Company has assessed its tax positions for all open years, which includes 2012 to 2015 and concluded that there are no material uncertainties to be recognized.
In addition, based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

19.	Related Party Transactions

On April 5, 2011, the Company entered into a management agreement with RiverBanc LLC (“RiverBanc”), pursuant to which RiverBanc provides investment management services to the Company. On March 13, 2013, the Company entered into an amended and restated management agreement with RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaces the prior management agreement between RiverBanc and the Company, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and had an initial term that expired on December 31, 2015 and is now subject to automatic annual one-year renewals (subject to any notice of termination).

As of December 31, 2015 and December 31, 2014, the Company owned a 20% membership interest in RiverBanc. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $0.8 million, $2.6 million and 0.3 million in income related to its investment in RiverBanc, respectively.

RiverBanc manages an entity, RB Multifamily Investors LLC (“RBMI”), in which the Company owns, as of December 31, 2015 and December 31, 2014, approximately 67%, respectively of the outstanding common equity interests. Pursuant to a management agreement between RiverBanc and this entity, RiverBanc is entitled to receive base management and incentive fees for its management of assets owned by RBMI. Our total investment in RBMI, which is included in receivable and other assets on the accompanying consolidated balance sheets, amounts to approximately $56.9 million and $36.6 million as of December 31, 2015 and December 31, 2014, respectively. Included in our total investment in RBMI are preferred equity interests amounting to approximately $41.5 million and $22.9 million as of December 31, 2015 and December 31, 2014, respectively. For the twelve months ended December 31, 2015, the Company recognized $5.3 million in income related to its investment in RBMI. For the twelve months ended December 31, 2014, the Company recognized $0.5 million in income related to its investment in RBMI. The Company did not recognize any income related to its investment in RBMI for the twelve months ended December 31, 2013.

For the years ended December 31, 2015, 2014 and 2013, the Company expensed $8.1 million, $14.8 million and $3.4 million in fees to RiverBanc, respectively. As of December 31, 2015 and December 31, 2014, the Company had management fees payable to RiverBanc of $1.7 million and $6.3 million, respectively, included in accrued expenses and other liabilities.

20.	Quarterly Financial Data (unaudited)

The following table is a comparative breakdown of our unaudited quarterly results for the immediately preceding eight quarters (amounts in thousands, except per share data):

	Three Months Ended
	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Interest income	$88,985	$84,400	$82,587	$80,866
Interest expense	67,384	64,097	64,295	64,875
Net interest income	21,601	20,303	18,292	15,991
Other Income (loss):
Recovery (provision) for loan losses	(436)	(112)	(1,117)	302
Realized gain(loss) on investment securities and related hedges, net	1,124	(1,291)	(2,895)	(1,555)
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	1,483	—	—	—
Realized gain(loss) on distressed residential mortgage loans	676	3,614	27,224	(263)
Unrealized (loss)gain on investment securities and related hedges, net	(5,728)	4,716	(2,631)	1,002
Unrealized gain(loss) on multi-family loans and debt held in securitization trusts, net	13,628	5,418	(2,170)	(4,508)
Other income	2,286	2,300	1,807	2,967
Total other income (loss)	13,033	14,645	20,218	(2,055)
General, administrative and other expenses	10,846	9,139	9,830	9,665
Income from operations before income taxes	23,788	25,809	28,680	4,271
Income tax expense	245	1,178	3,048	64
Net income	23,543	24,631	25,632	4,207
Preferred Stock Dividends	(1,453)	(3,087)	(3,225)	(3,225)
Net income attributable to common stockholders	$22,090	$21,544	$22,407	$982
Per share basic income	$0.21	$0.20	$0.20	$0.01
Per share diluted income	$0.21	$0.20	$0.20	$0.01
Dividends declared per common share	$0.27	$0.27	$0.24	$0.24
Weighted average shares outstanding-basic	105,488	109,252	109,402	109,402
Weighted average shares outstanding-diluted	105,488	109,252	109,402	109,402

	Three Months Ended
	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Interest income	$95,238	$95,548	$94,937	$93,124
Interest expense	75,413	75,665	75,617	74,315
Net interest income	19,825	19,883	19,320	18,809
Other Income:
Provision for loan losses	(489)	(663)	(82)	(705)
Realized gain (loss) on investment securities and related hedges, net	2,039	1,325	17,055	21,672
Realized gain on distressed residential mortgage loans	8,225	418	834	4,903
Unrealized gain (loss) on investment securities and related hedges, net	(1,736)	(1,291)	(1,020)	(3,620)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	4,926	20,019	18,115	13,871
Loss on extinguishment of debt	—	—	(3,397)	—
Other income	510	203	1,613	2,483
Total other income	13,475	20,011	33,118	38,604
General, administrative and other expenses	7,559	7,577	11,613	13,710
Income from operations before income taxes	25,741	32,317	40,825	43,703
Income tax expense	3,030	538	1,100	1,727
Net income	22,711	31,779	39,725	41,976
Preferred Stock Dividends	(1,453)	(1,453)	(1,453)	(1,453)
Net income attributable to common stockholders	$21,258	$30,326	$38,272	$40,523
Per share basic income	$0.29	$0.34	$0.42	$0.42
Per share diluted income	$0.29	$0.34	$0.42	$0.42
Dividends declared per common share	$0.27	$0.27	$0.27	$0.27
Weighted average shares outstanding-basic	74,505	89,686	90,685	96,323
Weighted average shares outstanding-diluted	74,505	89,686	90,685	96,323

21.	Subsequent Events

On February 20, 2015, the Company's wholly-owned captive insurance subsidiary, GLIH was granted membership to the FHLBI. On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, released a final rule that amends regulations governing FHLB membership, including preventing captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, the Company's captive insurance subsidiary is required to terminate its membership and repay its existing advances within one year following the effective date of the final rule. In addition, the Company's captive insurance subsidiary is prohibited from taking new advances or renewing existing maturing advances during the one-year transition period. The final rule become effective on February 19, 2016.  During January 2016, the Company repaid all of its outstanding FHLBI advances, which repayment was funded primarily through repurchase agreement financing.

EXHIBIT INDEX

Exhibits: The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.7 through 10.14.

Exhibit	Description
3.1
Articles of Amendment and Restatement of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2014).

3.2
Bylaws of New York Mortgage Trust, Inc., as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2011).

3.3
Articles Supplementary designating the Company’s 7.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

3.4
Articles Supplementary classifying and designating 2,550,000 additional shares of the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

3.5
Articles Supplementary classifying and designating the 7.875% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) (Incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

4.1
Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-111668) filed with the Securities and Exchange Commission on June 18, 2004).

4.2
Form of Certificate representing the Series B Preferred Stock Certificate (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 31, 2013).

4.3
Form of Certificate representing the Series C Preferred Stock (Incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 21, 2015).

4.4(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005).

4.4(b)
Amended and Restated Trust Agreement among The New York Mortgage Company, LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 1, 2005. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005).

4.4(c)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 1, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005).

4.5(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012).

4.5(b)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated March 15, 2005. (Incorporated by reference to Exhibit 4.3(b) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012).

4.6
Parent Guarantee Agreement by New York Mortgage Trust, Inc. for the benefit of the Federal Home Loan Bank of Indianapolis, dated April 1, 2015 (Incorporated by reference to Exhibit 4.3(d) to the Company Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015).

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1
Investment Management Agreement, by and between New York Mortgage Trust, Inc. and The Midway Group, LP dated as of February 11, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2011).

10.2
First Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated March 9, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012).

10.3
Second Amendment to Investment Management Agreement by and between New York Mortgage Trust, Inc. and The Midway Group, L.P., dated April 1, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014).

10.4
Amended and Restated Management Agreement, by and between RB Commercial Mortgage LLC, New York Mortgage Trust, Inc. and RiverBanc, LLC, dated as of March 13, 2013. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.5
Waiver Letter to Certain Provisions of the Management Agreement among New York Mortgage Trust, Inc., RB Commercial Mortgage LLC and RiverBanc LLC, dated as of June 30, 2015 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2015).

10.6
Advances, Pledge and Security Agreement, dated March 23, 2015, between Great Lakes Insurance Holdings LLC and the Federal Home Loan Bank of Indianapolis (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015).

10.7
New York Mortgage Trust, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010).

10.8	NYMT, Inc. 2013 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013).

10.9
New York Mortgage Trust, Inc. 2013 Incentive Compensation Plan (effective for fiscal year 2015) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

10.1
Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.11
Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009).

10.12
Performance Share Award Agreement between Steven R. Mumma and New York Mortgage Trust, Inc., dated as of May 28, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 29, 2015).

10.13
Amended and Restated Employment Agreement, by and between New York Mortgage Trust, Inc. and Steven R. Mumma dated as of November 22, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2011).

10.14
Second Amended and Restated Employment Agreement, by and between the Company and Steven R. Mumma, dated as of November 3, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014).

10.15
Equity Distribution Agreement, dated March 20, 2015, by and between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

10.16
Equity Distribution Agreement, dated March 20, 2015, by and between the Company and MLV & Co. LLC. (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2015).

10.17
Underwriting Agreement, dated as of January 7, 2014, by and among the Company, UBS Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014).

10.18
Underwriting Agreement, dated as of April 2, 2014, by and among the Company, UBS Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital Inc. and RBC Capital Markets LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2014).

10.19
Underwriting Agreement, dated as of November 21, 2014, by and among the Company, UBS Securities LLC, Deutsche Bank Securities Inc., Barclays Capital Inc., RBC Capital Markets LLC, Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014).

10.20
Underwriting Agreement, dated as of April 15, 2015, by and among the Company, Morgan Stanley & Co. LLC, UBS Securities LLC and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).

12.1	Statement re: Computation of Ratios.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document ***

101.SCH	Taxonomy Extension Schema Document ***

101.CAL	Taxonomy Extension Calculation Linkbase Document ***

101.DE XBRL	Taxonomy Extension Definition Linkbase Document ***

101.LAB	Taxonomy Extension Label Linkbase Document ***

101.PRE	Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.

**	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.