Form 10-Q
period 2016-05-05
NEW YORK MORTGAGE TRUST INC
filed 2016-05-05
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on May 5, 2016 was 109,409,236.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value (including $41,490 and $40,734 held in securitization trusts as of March 31, 2016 and December 31, 2015, respectively and pledged securities of $645,267 and $639,683, as of March 31, 2016 and December 31, 2015, respectively)	$794,473	$765,454
Residential mortgage loans held in securitization trusts, net	113,186	119,921
Distressed residential mortgage loans, net (including $0 and $114,214 held in securitization trusts)	537,616	558,989
Multi-family loans held in securitization trusts, at fair value	7,250,586	7,105,336
Derivative assets	288,925	228,775
Receivables for securities sold	1,858	—
Cash and cash equivalents	39,931	61,959
Receivables and other assets	226,369	215,808
Total Assets (1)	$9,252,944	$9,056,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$589,919	$577,413
Financing arrangements, distressed residential mortgage loans	216,604	212,155
Residential collateralized debt obligations	110,023	116,710
Multi-family collateralized debt obligations, at fair value	6,957,293	6,818,901
Securitized debt	83,471	116,541
Derivative liabilities	4,998	1,500
Payable for securities purchased	311,250	227,969
Accrued expenses and other liabilities	59,378	59,527
Subordinated debentures	45,000	45,000
Total liabilities (1)	8,377,936	8,175,716
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	$72,397	$72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Common stock, $0.01 par value, 400,000,000 shares authorized, 109,409,236 and 109,401,721 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,094	1,094
Additional paid-in capital	734,664	734,610
Accumulated other comprehensive income (loss)	4,106	(2,854)
Accumulated deficit	(24,115)	(11,583)
Total stockholders' equity	$875,008	$880,526
Total Liabilities and Stockholders' Equity	$9,252,944	$9,056,242

(1) Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of March 31, 2016 and December 31, 2015, assets of consolidated VIEs totaled $7,432,157 and $7,413,082, respectively, and the liabilities of consolidated VIEs totaled $7,175,369 and $7,077,175, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
INTEREST INCOME:
Investment securities and other	$8,434	$11,344
Multi-family loans held in securitization trusts	63,532	66,300
Residential mortgage loans held in securitization trusts	837	1,180
Distressed residential mortgage loans	8,823	10,161
Total interest income	81,626	88,985

INTEREST EXPENSE:
Investment securities and other	3,849	3,463
Multi-family collateralized debt obligations	57,200	60,095
Residential collateralized debt obligations	303	239
Securitized debt	2,131	3,127
Subordinated debentures	501	460
Total interest expense	63,984	67,384

NET INTEREST INCOME	17,642	21,601

OTHER INCOME (LOSS):
Recovery (provision) for loan losses	645	(436)
Realized gain on investment securities and related hedges, net	1,266	1,124
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	—	1,483
Realized gain on distressed residential mortgage loans	5,548	676
Unrealized loss on investment securities and related hedges, net	(2,490)	(5,728)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	818	13,628
Other income	3,073	2,286
Total other income	8,860	13,033

Base management and incentive fees	3,526	6,870
Expenses related to distressed residential mortgage loans	3,194	1,884
Other general and administrative expenses	2,640	2,092
Total general, administrative and other expenses	9,360	10,846

INCOME FROM OPERATIONS BEFORE INCOME TAXES	17,142	23,788
Income tax expense	191	245
NET INCOME	16,951	23,543
Preferred stock dividends	(3,225)	(1,453)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,726	$22,090

Basic income per common share	$0.13	$0.21
Diluted income per common share	$0.13	$0.21
Weighted average shares outstanding-basic	109,402	105,488
Weighted average shares outstanding-diluted	109,402	105,488

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,726	$22,090
OTHER COMPREHENSIVE INCOME
Increase in fair value on available for sale securities	7,862	3,137
Decrease in fair value of derivative instruments utilized for cash flow hedges	(902)	(1,261)
OTHER COMPREHENSIVE INCOME	6,960	1,876
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$20,686	$23,966

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2015	$1,094	$159,259	$734,610	$(11,583)	$(2,854)	$880,526
Net income	—	—	—	16,951	—	16,951
Stock issuance, net	—	—	54	—	—	54
Dividends declared on common and preferred stock	—	—		(29,483)	—	(29,483)
Increase in fair value on available for sale securities	—	—	—	—	7,862	7,862
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(902)	(902)
Balance, March 31, 2016	$1,094	$159,259	$734,664	$(24,115)	$4,106	$875,008

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$16,951	$23,543
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion)	1,012	(1,226)
Realized gain on investment securities and related hedges, net	(1,266)	(1,124)
Realized gain on distressed residential mortgage loans	(5,548)	(676)
Unrealized loss on investment securities and related hedges, net	2,490	5,728
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	—	(1,483)
Unrealized gain on loans and debt held in multi-family securitization trusts	(818)	(13,628)
Net decrease in loans held for sale	151	4
(Recovery of) provision for loan losses	(645)	436
Income from investments in limited partnerships and limited liability companies	(4,366)	(2,920)
Distributions of income from investments in limited partnership and limited liability companies	6,119	2,302
Amortization of stock based compensation, net	253	174
Changes in operating assets and liabilities:
Receivables and other assets	4,339	(136)
Accrued expenses and other liabilities	(151)	(5,346)
Net cash provided by operating activities	18,521	5,648

Cash Flows from Investing Activities:
Restricted cash	(6,483)	1,534
Proceeds from sales of investment securities	58,875	—
Purchases of investment securities	(90,351)	—
Purchases of other assets	(2)	(4)
Funding of mezzanine loans, equity and preferred equity investments	—	(12,701)
Net proceeds on other derivative instruments settled during the period	1,418	1,165
Principal repayments received on residential mortgage loans held in securitization trusts	6,421	6,776
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	47,441	36,643
Principal repayments received on multi-family loans held in securitization trusts	34,745	19,793
Principal paydowns on investment securities - available for sale	24,427	11,618
Proceeds from sale of real estate owned	541	344
Purchases of residential mortgage loans and distressed residential mortgage loans	(29,684)	—
Proceeds from sales of loans held in multi-family securitization trusts	—	44,261
Net cash provided by investing activities	47,348	109,429

Cash Flows from Financing Activities:
Net Proceeds from (payments made on) financing arrangements, including FHLBI advances and payments	16,955	(32,945)
Common stock issuance (repurchases), net	(198)	20,839
Dividends paid on common stock	(26,256)	(28,376)
Dividends paid on preferred stock	(3,225)	(1,453)
Payments made on residential collateralized debt obligations	(6,715)	(7,205)
Payments made on multi-family collateralized debt obligations	(34,741)	(19,790)
Payments made on securitized debt	(33,717)	(32,755)
Net cash used in financing activities	(87,897)	(101,685)
Net (Decrease) Increase in Cash and Cash Equivalents	(22,028)	13,392
Cash and Cash Equivalents - Beginning of Period	61,959	75,598
Cash and Cash Equivalents - End of Period	$39,931	$88,990

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$75,048	$82,606
Cash paid for income taxes	$807	$1,180
Non-Cash Investment Activities:
Sales of investment securities not yet settled	$1,858	$19,373
Purchase of investment securities not yet settled	$311,250	$350,145
Deconsolidation of multi-family loans held in securitization trusts	$—	$1,075,529
Deconsolidation of multi-family collateralized debt obligations	$—	$1,031,268
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$26,258	$29,147
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$1,453

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to deliver stable distributions to our stockholders over diverse economic conditions through a combination of income generated by net interest margin and net realized capital gains from our diversified investment portfolio. Our portfolio includes residential mortgage loans, including loans sourced from distressed markets, multi-family CMBS, mezzanine loans to and preferred equity investments in owners of multi-family properties, equity and debt securities issued by entities that invest in commercial real estate and commercial real estate-related debt investments, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans and certain other investments in mortgage-related and financial assets.

The Company conducts its business through the parent company, New York Mortgage Trust, Inc., and several subsidiaries, including special purpose subsidiaries established for residential loan, distressed residential loan and CMBS securitization purposes, taxable REIT subsidiaries ("TRSs") and qualified REIT subsidiaries ("QRSs"). The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).

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
“Non-Agency RMBS” refers to RMBS backed by prime jumbo mortgage loans including re-performing and non-performing loans;
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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of March 31, 2016, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, the accompanying condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2016 and the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company consolidates a VIE when it is the primary beneficiary of such VIE, herein referred to as a "Consolidated VIE". As primary beneficiary, it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. The Company is required to reconsider its evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.

Investment Securities Available for Sale – The Company's investment securities, where the fair value option has not been elected and which are reported at fair value with unrealized gains and losses reported in Other Comprehensive Income (“OCI”), include Agency RMBS, non-Agency RMBS and CMBS. The Company has elected the fair value option for its Agency IOs, U.S. Treasury securities, certain Agency ARMs and Agency fixed rate securities within the Agency IO portfolio, which measures unrealized gains and losses through earnings in the accompanying condensed consolidated statements of operations. The fair value option was elected for these investment securities to better match the accounting for these investment securities with the related derivative instruments within the Agency IO portfolio, which are not designated as hedging instruments for accounting purposes.

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

Acquired Distressed Residential Mortgage Loans – Distressed residential mortgage loans are comprised of pools of fixed and adjustable rate residential mortgage loans acquired by the Company at a discount, with evidence of credit deterioration since their origination and where it is possible that the Company will not collect all contractually required principal payments. Distressed residential mortgage loans held in securitization trusts are distressed residential mortgage loans transferred to Consolidated VIEs that have been securitized into beneficial interests. The Company accounted for these securitization trusts as financings which are consolidated into the Company’s financial statements.

Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Acquired distressed residential mortgage loans are recorded at fair value as the date of acquisition, with no allowance for loan losses. Under ASC 310-30, the acquired loans may be accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance.

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

Management monitors actual cash collections against its expectations, and revised cash flow estimates are prepared as necessary. A decrease in expected cash flows in subsequent periods may indicate that the loan pool or individual loan, as applicable, is impaired thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan pool. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans in the pool or individual loan, as applicable. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income.

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

For individual loans not accounted for in pools that are sold or satisfied by payment in full, a gain or loss on sale is recognized and reported based on the difference between the sales proceeds and the carrying amount of the acquired distressed residential mortgage loan. In the case of a foreclosure, a gain or loss sale is recognized and reported based on the difference between the fair value of the underlying collateral less costs to sell and the carrying amount of the acquired distressed residential mortgage loan.

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in five Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of March 31, 2016 and December 31, 2015. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying condensed consolidated statement of operations. The Company has adopted ASU 2014-13 effective January 1, 2016, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows the Company to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable.

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

Management evaluates the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

The Company had preferred equity and mezzanine loan investments accounted for as loans included in receivables and other assets in the amounts of $44.4 million and $44.2 million as of March 31, 2016 and December 31, 2015, respectively.

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

Investments in Unconsolidated Entities – Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method. In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings or preferred return and decreased for cash distributions and a proportionate share of the entity’s losses. Management periodically reviews its investments for impairment based on projected cash flows from the entity over the holding period. When any impairment is identified, the investments are written down to recoverable amounts. The Company had equity method investments included in receivables and other assets in the amounts of $19.9 million and $20.1 million as of March 31, 2016 and December 31, 2015, respectively.

The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the consolidated statements of operations. The Company had investments in unconsolidated entities at fair value included in receivables and other assets in the amounts of $65.8 million and $67.6 million as of March 31, 2016 and December 31, 2015, respectively.

Investments in unconsolidated entities accounted at fair value consist of the following as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	March 31, 2016		December 31, 2015
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
RB Development Holding Company, LLC	63%	$2,034	63%	$1,927
RB Multifamily Investors LLC (1)	70%	$54,814	70%	$56,891
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$8,950	13%	$8,753

(1) Includes the Company's preferred and common equity interests.

The following table presents income (loss) from investments in unconsolidated entities accounted at fair value for the three months ended March 31, 2016 and March 31, 2015 (dollar amounts in thousands):

	Three Months Ended March 31,
Investment Name	2016	2015
RB Development Holding Company, LLC	$107	$35
RB Multifamily Investors LLC (1)	1,756	1,147
Morrocroft Neighborhood Stabilization Fund II, LP	357	—

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

Receivables and Other Assets – Receivables and other assets as of March 31, 2016 and December 31, 2015 include restricted cash held by third parties of $27.3 million and $20.8 million, respectively. Included in restricted cash is $13.5 million and $11.6 million held in our Agency IO portfolio to be used for trading purposes and $13.3 million and $8.2 million held by counterparties as collateral for hedging instruments as of March 31, 2016 and December 31, 2015, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $24.5 million and $24.6 million as of March 31, 2016 and December 31, 2015, respectively.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its Agency RMBS using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR.

On February 20, 2015, our wholly-owned, captive-insurance subsidiary, Great Lakes Insurance Holdings LLC (“GLIH”), became a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”). On January 12, 2016, the regulator of the Federal Home Loan Bank ("FHLB") system, the Federal Housing Finance Agency, released a final rule that amends regulations governing FHLB membership, including preventing captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, the Company's captive insurance subsidiary is required to terminate its membership and repay its existing advances within one year following the effective date of the final rule. In addition, the Company's captive insurance subsidiary is prohibited from taking new advances or renewing existing maturing advances during the one year transition period. The final rule became effective on February 19, 2016. During January 2016, the Company repaid all of its outstanding FHLBI advances, which repayment was funded primarily through repurchase agreement financing.

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans through a repurchase agreement, expiring within 12 to 15 months. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.9 million as of March 31, 2016 and $2.3 million as of December 31, 2015. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Residential Collateralized Debt Obligations (“Residential CDOs”) – We use Residential CDOs to permanently finance our residential mortgage loans held in securitization trusts. For financial reporting purposes, the ARM loans held as collateral are recorded as assets of the Company and the Residential CDOs are recorded as the Company’s debt. The Company completed four securitizations in 2005 and 2006.The first three were accounted for as a permanent financing while the fourth was accounted for as a sale and accordingly, is not included in the Company’s accompanying condensed consolidated financial statements.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $0.5 million and $1.0 million as of March 31, 2016 and December 31, 2015, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Derivative Financial Instruments – In accordance with ASC 815, the Company records derivative financial instruments on its consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

In connection with our investment in Agency IOs, the Company uses several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and TBAs to hedge the interest rate risk, as well as spread risk associated with these investments. The Company also purchase, or sells short, To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.” Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. The use of TBAs, futures, options on futures and interest rate swaps in our Agency IO portfolio hedge the overall risk profile of investment securities in the portfolio. The derivative instruments in our Agency IO portfolio are not designated as hedging instruments, therefore realized and unrealized gains and losses associated with these derivative instruments are recognized through earnings and reported as part of the other income (loss) category in the Company's condensed consolidated statements of operations.

The Company also uses interest rate swaps to hedge the variable cash flows associated with borrowings made under its financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. These interest rate swaps, qualify as a cash flow hedge, where the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change

Termination of Hedging Relationships – The Company employs risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item.

Additionally, the Company may elect to un-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes recorded in current earnings.

Manager Compensation – We are a party to separate investment management agreements with Headlands Asset Management LLC (“Headlands”), The Midway Group, LP (“Midway”) and RiverBanc LLC (“RiverBanc”), with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, Midway providing investment management services with respect to our investments in Agency IOs, and RiverBanc providing investment management services with respect to our investments in multifamily CMBS and certain commercial real estate-related equity and debt investments. These investment management agreements provide for the payment to our investment managers of a management fee, incentive fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred.

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

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made no contributions to the Plan for the three months ended March 31, 2016 and 2015.

Stock Based Compensation – The Company has awarded restricted stock to eligible employees and officers as part of their compensation. Compensation expense for equity based awards and stock issued for services are recognized over the vesting period of such awards and services based upon the fair value of the award at the grant date.

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

Consolidation (Topic 810)

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this Update or Topic 820 on fair value measurement is provided. The guidance became effective for the Company beginning January 1, 2016. The adoption of this ASU using the modified retrospective approach did not have an impact on the Company's financial condition and results of operations.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”) which changes the guidance on the consolidation of certain investment funds as well as both the variable interest model and the voting model. The guidance became effective for the Company beginning January 1, 2016. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

Interest - Imputation of Interest (Topic 835)

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance became effective for the Company beginning January 1, 2016. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

Financial Instruments - Overall (Subtopic 825-10)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require (1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (2) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) and eliminates the requirement for public business entities to disclose the method(s) and (4) significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance.

Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") which required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations creates by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Both types of leases however must now be recognized on the balance sheet. The lessee will be required to recognize both a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

Investments - Equity Method and Joint Ventures (Topic 323)

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

Additionally, the amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

Compensation - Stock Compensation (Topic 718)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments simplify several aspects of the accounting for share-based payment award transaction including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company has determined that this ASU will not have a material impact on the Company's financial condition or results of operations.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	March 31, 2016				December 31, 2015
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS (1)
Agency ARMs
Freddie Mac	$79,924	$190	$(229)	$79,885	$62,383	$41	$(770)	$61,654
Fannie Mae	88,005	224	(393)	87,836	92,605	121	(1,334)	91,392
Ginnie Mae	35,985	166	(253)	35,898	20,172	55	(260)	19,967
Total Agency ARMs	203,914	580	(875)	203,619	175,160	217	(2,364)	173,013
Agency Fixed Rate
Freddie Mac	29,994	—	(287)	29,707	31,076	—	(719)	30,357
Fannie Mae	365,466	—	(6,369)	359,097	380,684	—	(12,149)	368,535
Ginnie Mae	521	—	(8)	513	25,923	9	(111)	25,821
Total Agency Fixed Rate	395,981	—	(6,664)	389,317	437,683	9	(12,979)	424,713
Agency IOs (1)
Freddie Mac	26,216	860	(4,676)	22,400	28,970	680	(4,471)	25,179
Fannie Mae	37,632	446	(7,718)	30,360	39,603	433	(6,341)	33,695
Ginnie Mae	70,794	1,697	(8,043)	64,448	63,050	511	(7,045)	56,516
Total Agency IOs	134,642	3,003	(20,437)	117,208	131,623	1,624	(17,857)	115,390
Total Agency RMBS	734,537	3,583	(27,976)	710,144	744,466	1,850	(33,200)	713,116
Non-Agency RMBS	17,126	120	(247)	16,999	1,727	51	(211)	1,567
U.S. Treasury securities (1)	7,982	7	—	7,989	10,113	—	(76)	10,037
CMBS (2)	47,237	12,104	—	59,341	28,692	12,042	—	40,734
Total investment securities available for sale	$806,882	$15,814	$(28,223)	$794,473	$784,998	$13,943	$(33,487)	$765,454

(1) Included in investment securities available for sale are Agency IOs, Agency RMBS and U.S. Treasury securities managed by Midway that are measured at fair value through earnings.
(2) Included in CMBS is $41.5 million and $40.7 million of investment securities for sale held in securitization trusts as of March 31, 2016 and December 31, 2015, respectively.

Realized Gain or Loss Activity

During the three months ended March 31, 2016, the Company received proceeds of approximately $58.9 million on sales of investment securities available for sale realizing a loss of approximately $0.5 million. During the three months ended March 31, 2015, the Company had no sales of investments securities.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2016 and December 31, 2015, based on management’s estimates using the three month historical constant prepayment rate (“CPR”), the weighted average life of the Company’s available for sale securities portfolio was approximately 4.2 years and 5 years, respectively.

The following table sets forth the weighted average lives our investment securities available for sale as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

Weighted Average Life	March 31, 2016	December 31, 2015
0 to 5 years	$622,949	$518,594
Over 5 to 10 years	152,537	219,747
10+ years	18,987	27,113
Total	$794,473	$765,454

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at March 31, 2016 and December 31, 2015 at carrying value (dollar amounts in thousands):

	March 31, 2016				December 31, 2015
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$146,846	$53,003	$510,295	$710,144	$92,693	$44,700	$575,723	$713,116
Non-Agency RMBS	15,309	—	1,690	16,999	188	1,379	—	1,567
U.S. Treasury securities	—	7,989	—	7,989	10,037	—	—	10,037
CMBS	17,851	—	41,490	59,341	—	—	40,734	40,734
Total investment securities available for sale	$180,006	$60,992	$553,475	$794,473	$102,918	$46,079	$616,457	$765,454

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

March 31, 2016	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$18,641	$(359)	$455,020	$(7,125)	$473,661	$(7,484)
Non-Agency RMBS	—	—	712	(247)	712	(247)
Total investment securities available for sale	$18,641	$(359)	$455,732	$(7,372)	$474,373	$(7,731)

December 31, 2015	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$71,587	$(688)	$476,157	$(14,497)	$547,744	$(15,185)
Non-Agency RMBS	771	—	796	(211)	1,567	(211)
Total investment securities available for sale	$72,358	$(688)	$476,953	$(14,708)	$549,311	$(15,396)

Other than Temporary Impairment

For the three months ended March 31, 2016 and 2015, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	March 31, 2016	December 31, 2015
Unpaid principal balance	$116,118	$122,545
Deferred origination costs – net	736	775
Reserve for loan losses	(3,668)	(3,399)
Total	$113,186	$119,921

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the three months ended March 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$3,399	$3,631
Provisions for loan losses	246	310
Transfer to real estate owned	23	1
Charge-offs	—	—
Balance at the end of period	$3,668	$3,942

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of March 31, 2016 was $3.7 million, representing 316 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 277 basis points as of December 31, 2015. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the three months ended March 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$411	$965
Write downs	—	—
Transfer from/(to) mortgage loans held in securitization trusts	23	(192)
Disposal	—	(315)
Balance at the end of period	$434	$458

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.3 million and $4.4 million as of March 31, 2016 and December 31, 2015, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of March 31, 2016, we had 34 delinquent loans with an aggregate principal amount outstanding of approximately $19.2 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net) of which $11.7 million, or 61%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned (“REO”) through foreclosure, as of March 31, 2016 (dollar amounts in thousands):

March 31, 2016

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	4	$1,033	0.89%
61 - 90	1	$685	0.59%
90 +	29	$17,491	14.99%
Real estate owned through foreclosure	3	$574	0.49%

As of December 31, 2015, we had 31 delinquent loans with an aggregate principal amount outstanding of approximately $18.0 million categorized as Residential Mortgage Loans Held in Securitization Trusts (net), of which $11.9 million, or 67%, are under some form of modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including real estate owned through foreclosure (REO), as of December 31, 2015 (dollar amounts in thousands):

December 31, 2015

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	3	$825	0.67%
61 - 90	2	$1,763	1.43%
90 +	26	$15,365	12.48%
Real estate owned through foreclosure	3	$574	0.47%

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
New York	34.1%	35.6%
Massachusetts	20.9%	20.7%
New Jersey	11.6%	11.1%
Florida	8.0%	7.7%
Connecticut	6.8%	6.5%

5.	Distressed Residential Mortgage Loans

As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $537.6 million and $559.0 million, respectively.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the three months ended March 31, 2016 (dollar amounts in thousands):

March 31, 2016
Contractually required principal and interest	$52,302
Non-accretable yield	(5,464)
Expected cash flows to be collected	46,838
Accretable yield	(25,759)
Fair value at the date of acquisition	$21,079

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the three months ended March 31, 2016 and 2015, respectively (dollar amounts in thousands):

	March 31, 2016	March 31, 2015
Balance at beginning of period	$579,009	$640,416
Additions	29,581	1,317
Disposals	(59,629)	(12,658)
Accretion	(8,815)	(10,218)
Balance at end of period (1)	$540,146	$618,857

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the three-month period ended March 31, 2016 and 2015 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of March 31, 2016 and December 31, 2015, respectively, are as follows:

	March 31, 2016	December 31, 2015
Florida	11.9%	12.6%
California	8.3%	7.7%
North Carolina	8.0%	8.1%
Georgia	6.1%	6.1%
Maryland	5.2%	5.4%
New York	5.0%	5.2%

As of March 31, 2016, the Company had no distressed residential mortgage loans held in securitization trusts. At December 31, 2015, the Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $114.2 million were pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7). In addition, distressed residential mortgage loans with a carrying value of approximately $247.7 million and $307.0 million at March 31, 2016 and December 31, 2015, respectively, are pledged as collateral for a Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 10).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $293.3 million and $286.4 million at March 31, 2016 and December 31, 2015, respectively (see Note 7). The Consolidated K-Series is comprised of five K-Series securitizations as of March 31, 2016 and December 31, 2015.

The condensed consolidated balance sheets of the Consolidated K-Series at March 31, 2016 and December 31, 2015, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	March 31, 2016	December 31, 2015
Assets
Multi-family loans held in securitization trusts	$7,250,586	$7,105,336
Receivables	24,492	24,579
Total Assets	$7,275,078	$7,129,915
Liabilities and Equity
Multi-family CDOs	$6,957,293	$6,818,901
Accrued expenses	24,396	24,483
Total Liabilities	6,981,689	6,843,384
Equity	293,389	286,531
Total Liabilities and Equity	$7,275,078	$7,129,915

The multi-family loans held in securitization trusts had an unpaid principal balance of approximately $6.8 billion and $6.8 billion at March 31, 2016 and December 31, 2015, respectively. The multi-family CDOs had an unpaid principal balance of approximately $6.8 billion at March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, the current weighted average interest rate on these multi-family CDOs was 3.98%.

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

The condensed consolidated statements of operations of the Consolidated K-Series for the three months ended March 31, 2016 and 2015, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
Statements of Operations	2016	2015
Interest income	$63,532	$66,300
Interest expense	57,200	60,095
Net interest income	6,332	6,205
Unrealized gain on multi-family loans and debt held in securitization trusts, net	818	13,628
Net Income	$7,150	$19,833

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of March 31, 2016 and December 31, 2015, respectively, are as follows:

	March 31, 2016	December 31, 2015
California	13.9%	13.8%
Texas	12.4%	12.3%
New York	8.1%	8.0%
Maryland	5.3%	5.2%

7.	Use of Special Purpose Entities and Variable Interest Entities

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization and financing transactions: 1) its Residential CDOs completed in 2005; 2) its multi-family CMBS re-securitization transaction completed in May 2012; 3) its collateralized recourse financing transactions completed in November 2013 and 4) its distressed residential mortgage loan securitization transactions completed in December 2012, July 2013 and September 2013 (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of March 31, 2016.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, and certain IOs issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that five Freddie Mac-sponsored multi-family K-Series securitization trusts as of March 31, 2016 and December 31, 2015, respectively are VIEs. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 6). One of the Company’s multi-family CMBS investments included in the Consolidated K-Series (herein referred to as "Non-Financed VIEs") is not subject to any financing as of March 31, 2016 and December 31, 2015, respectively.

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

The following tables present a summary of the assets and liabilities of these consolidated VIEs as of March 31, 2016 and December 31, 2015, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of March 31, 2016 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIEs
	Multi-family CMBS re- securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization(3)	Residential Mortgage Loan Securitization	Multi- family CMBS	Total
Investment securities available for sale, at fair value held in securitization trusts	$41,490	$—	$—	$—	$—	$41,490
Residential mortgage loans held in securitization trusts (net)	—	—	—	113,186	—	113,186
Multi-family loans held in securitization trusts, at fair value	1,249,895	4,743,795	—	—	1,256,896	7,250,586
Receivables and other assets	4,476	14,981	856	1,150	5,432	26,895
Total assets	$1,295,861	$4,758,776	$856	$114,336	$1,262,328	$7,432,157

Residential collateralized debt obligations	$—	$—	$—	$110,023	$—	$110,023
Multi-family collateralized debt obligations, at fair value	1,193,308	4,570,783	—	—	1,193,202	6,957,293
Securitized debt	27,781	55,690	—	—	—	83,471
Accrued expenses and other liabilities	4,455	14,677	—	18	5,432	24,582
Total liabilities	$1,225,544	$4,641,150	$—	$110,041	$1,198,634	$7,175,369

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

(2)
The multi-family CMBS serving as collateral under the November 2013 collateralized recourse financing are comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. The Financing VIE consolidated these K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6). One of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not subject to any financing as of March 31, 2016.

(3)
In February 2016, the Company repaid the Company’s outstanding notes from its distressed residential mortgage loan securitizations transactions completed in 2013 with original principal amounts of $138.3 million and outstanding principal balance at the time of repayment amounting to $31.9 million. With the repayment of the notes, the Company terminated and deconsolidated the Financing VIEs that facilitated these financing transactions and the distressed residential loans serving as collateral on the notes were transferred back to the Company.

Assets and Liabilities of consolidated Financing VIEs as of December 31, 2015 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIEs
	Multi-family CMBS re- securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization (3)	Residential Mortgage Loan Securitization	Multi- family CMBS(4)	Total
Investment securities available for sale, at fair value held in securitization trusts	$40,734	$—	$—	$—	$—	$40,734
Residential mortgage loans held in securitization trusts (net)	—	—	—	119,921	—	119,921
Distressed residential mortgage loans held in securitization trust (net)	—	—	114,214	—	—	114,214
Multi-family loans held in securitization trusts, at fair value	1,224,036	4,633,061	—	—	1,248,239	7,105,336
Receivables and other assets	4,864	15,281	6,076	1,200	5,456	32,877
Total assets	$1,269,634	$4,648,342	$120,290	$121,121	$1,253,695	$7,413,082

Residential collateralized debt obligations	$—	$—	$—	$116,710	$—	$116,710
Multi-family collateralized debt obligations, at fair value	1,168,470	4,464,340	—	—	1,186,091	6,818,901
Securitized debt	27,613	55,629	33,299	—	—	116,541
Accrued expenses and other liabilities	4,436	14,750	368	13	5,456	25,023
Total liabilities	$1,200,519	$4,534,719	$33,667	$116,723	$1,191,547	$7,077,175

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

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financing (2)	Distressed Residential Mortgage Loan Securitizations (3)
Principal Amount at March 31, 2016	$33,720	$55,853	$—
Principal Amount at December 31, 2015	$33,781	$55,853	$33,656
Carrying Value at March 31, 2016 (4)	$27,781	$55,690	$—
Carrying Value at December 31, 2015 (4)	$27,613	$55,629	$33,299
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4.25% - 4.85%

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

(4)	Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets, net of debt issuance costs.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of March 31, 2016 and December 31, 2015, respectively:

Scheduled Maturity (principal amount)	March 31, 2016	December 31, 2015
(Dollar amount in thousands)
Within 24 months	$55,853	$89,509
Over 36 months	33,720	33,781
Total outstanding principal	89,573	123,290
Discount	(5,555)	(5,763)
Debt Issuance Cost	(547)	(986)
Carrying value	$83,471	$116,541

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations, mezzanine loan, preferred equity and other equity investments as of March 31, 2016 and December 31, 2015, respectively, to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following table presents the classification and carrying value of unconsolidated VIEs as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	March 31, 2016			December 31, 2015
	Investment securities available for sale, at fair value	Receivables and other Assets	Total	Investment securities available for sale, at fair value	Receivables and other Assets	Total
Multi-Family CMBS	$41,490	$75	$41,565	$40,734	$76	$40,810
Mezzanine loan, preferred equity and investments in unconsolidated entities	—	128,027	128,027	—	129,887	129,887
Total assets	$41,490	$128,102	$169,592	$40,734	$129,963	$170,697

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $169.6 million and $170.7 million at March 31, 2016 and December 31, 2015, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

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

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
TBA securities	Derivative assets	$288,455	$226,929
Options on U.S. Treasury futures	Derivative assets	79	15
Interest rate swap futures	Derivative assets	—	706
Swaptions	Derivative assets	391	821
Eurodollar futures	Derivative liabilities	3,277	1,242
U.S. Treasury futures	Derivative liabilities	64	—
Interest rate swap futures	Derivative liabilities	682	—
Interest rate swaps(1)	Derivative liabilities	377	258

(1)
Includes interest rate swaps in our Agency IO portfolio. Contracts in a liability position of $0.5 million have been netted against the asset position of $0.1 million in the accompanying condensed consolidated balance sheets at March 31, 2016. There was no netting of interest rate swaps at December 31, 2015.

The tables below summarize the activity of derivative instruments not designated as hedges for the three months ended March 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Notional Amount For the Three Months Ended March 31, 2016
Derivatives Not Designated as Hedging Instruments	December 31, 2015	Additions	Settlement, Expiration or Exercise	March 31, 2016
TBA securities	$222,000	$1,065,000	$(1,006,000)	$281,000
U.S. Treasury futures	—	70,600	(35,300)	35,300
Interest rate swap futures	(137,200)	316,500	(272,900)	(93,600)
Eurodollar futures	(2,769,000)	676,000	(1,484,000)	(3,577,000)
Options on U.S. Treasury futures	28,000	29,000	(35,000)	22,000
Swaptions	159,000	—	(5,000)	154,000
Interest rate swaps	10,000	5,000	—	15,000

	Notional Amount For the Three Months Ended March 31, 2015
Derivatives Not Designated as Hedging Instruments	December 31, 2014	Additions	Settlement, Expiration or Exercise	March 31, 2015
TBA securities	$273,000	$1,171,000	$(1,123,000)	$321,000
U.S. Treasury futures	2,300	91,500	(64,200)	29,600
Interest rate swap futures	(190,100)	318,500	(336,400)	(208,000)
Eurodollar futures	(2,961,000)	471,000	(388,000)	(2,878,000)
Options on U.S. Treasury futures	21,000	152,000	(122,000)	51,000
Swaptions	180,000	5,000	—	185,000
Interest rate swaps	10,000	—	—	10,000

The following tables presents the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended March 31,
	2016		2015
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA Securities	$4,808	$1,976	$2,829	$655
Eurodollar futures (1)	(781)	(2,035)	(247)	(1,573)
Interest rate swaps	—	(119)	—	(184)
Swaptions	—	(128)	—	(556)
U.S. Treasury and Interest rate swap futures and options	(2,271)	(1,384)	(1,445)	(3,056)
Total	$1,756	$(1,690)	$1,137	$(4,714)

(1)	At March 31, 2016, the Eurodollar futures consist of 3,577 contracts with expiration dates ranging between June 2016 and September 2017.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may increase or decrease from the agreed-upon purchase price. At March 31, 2016 and December 31, 2015, our condensed consolidated balance sheets include TBA-related liabilities of $286.9 million and $228.0 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis. TBA sales amounting to approximately $157.4 million were netted against TBA purchases amounting to approximately $444.3 million at March 31, 2016. There was $55.1 million netting of TBA sales against TBA purchases of $283.1 million at December 31, 2015.

Derivatives Designated as Hedging Instruments

The Company’s interest rate swaps, except interest swaps included in its Agency IO portfolio, are used to hedge the variable cash flows associated with borrowings made under our financing arrangements including FHLBI advances until January 2016 and are designated as cash flow hedges. There were no costs incurred at the inception of the Company's interest rate swaps, under which the Company agrees to pay a fixed rate of interest and receive a variable interest rate based on one month LIBOR, on the notional amount of the interest rate swaps.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Total Notional Amount	March 31, 2016	December 31, 2015
Interest Rate Swaps	Derivative liability	$215,000	$598	$—
Interest Rate Swaps	Derivative asset	215,000	—	304

The Company has netting arrangements by counterparty with respect to its interest rate swaps. There was no netting of interest rate swaps designated as hedging instruments at March 31, 2016.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income for the three months ended March 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
Derivatives Designated as Hedging Instruments	2016	2015
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$304	$1,135
Unrealized loss on interest rate swaps	(902)	(1,261)
Balance at end of the period	$(598)	$(126)

The Company estimates that over the next 12 months, approximately $0.6 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the three months ended March 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income
Interest expense-investment securities	$218	$451

The following table presents information about our interest rate swaps whereby we receive floating rate payments in exchange for fixed rate payments (includes interest rate swaps in our Agency IO portfolio) as of March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	March 31, 2016			December 31, 2015
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2017	$215,000	0.83%	0.43%	$215,000	0.83%	0.39%
2019	10,000	2.25%	0.64%	10,000	2.25%	0.59%
Total	$225,000	0.90%	0.44%	$225,000	0.90%	0.40%

The following table presents information about our interest rate swaps in our Agency IO portfolio whereby we receive fixed rate payments in exchange for floating rate payments as of March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	March 31, 2016			December 31, 2015
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$5,000	1.80%	0.62%	$—	—%	—%
Total	$5,000	1.80%	0.62%	$—	—%	—%

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of March 31, 2016 and December 31, 2015. The Company had $10.1 million and $6.3 million of restricted cash related to margin posted for its agreements as of March 31, 2016 and December 31, 2015, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.	Financing Arrangements, Portfolio Investments

The Company finances its portfolio investments with a combination of repurchase agreements and, until January 2016, Federal Home Loan Bank advances. The Company has entered into repurchase agreements with third party financial institutions and the Company’s wholly owned subsidiary, GLIH, as a member of the FHLBI, had access to a variety of products and services offered by the FHLBI, including secured advances, until January 2016 when the regulator of the FHLB system amended regulations governing FHLB membership. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

At March 31, 2016, the Company had repurchase agreements with an outstanding balance of $589.9 million and a weighted average interest rate of 0.84%. At December 31, 2015, the Company had repurchase agreements with an outstanding balance of $456.4 million and a weighted average interest rate of 0.77%.

As of March 31, 2016, GLIH had no outstanding secured advances. Advances require approval by the FHLBI and are secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI. Eligible collateral included Agency RMBS and certain non-Agency RMBS with a rating of A and above, conventional 1-4 family residential mortgage loans and commercial real estate loans.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	March 31, 2016			December 31, 2015
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements (1)	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs	$146,840	$156,070	$156,473	$227,609	$141,585	$143,754
Agency Fixed Rate	344,829	362,401	368,685	261,644	374,691	386,853
Agency IOs/U.S. Treasury Securities	82,188	105,853	119,103	88,160	123,407	139,218
Non Agency/CMBS	16,062	20,943	20,943	—	—	—
Balance at end of the period	$589,919	$645,267	$665,204	$577,413	$639,683	$669,825

(1)    Includes FHLBI advances amounting to $121.0 million as of December 31, 2015.

As of March 31, 2016 and December 31, 2015, the average days to maturity for financing arrangements, including FHLBI advances, were 23 days and 27 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements, including FHLBI advances at March 31, 2016 and December 31, 2015 amounts to $0.3 million and $0.3 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

Contractual Maturity	March 31, 2016	December 31, 2015
Within 30 days	$503,937	$468,402
Over 30 days to 90 days	85,982	85,423
Over 90 days	—	23,588
Total	$589,919	$577,413

As of March 31, 2016, the outstanding balance under our financing arrangements was funded at an advance rate of 92.0% that implies an average haircut of 8.0%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Non Agency RMBS, CMBS and Agency IOs was approximately 5%, 20%, 25% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At March 31, 2016 and December 31, 2015, the Company had financing arrangements with 7 and 6 counterparties, respectively. As of March 31, 2016 and December 31, 2015, we had no counterparties where the amount at risk was in excess of 5% of Stockholders’ Equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of March 31, 2016, the Company had $39.9 million in cash and $171.4 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $96.9 million of RMBS, of which $93.8 million are Agency RMBS, and $74.5 million of CMBS (including $63.7 million of net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series). The $39.9 million of cash, the $96.9 million of RMBS, the $74.5 million of CMBS, and the $13.5 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio financing arrangements), which collectively represent 38.1% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

10.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $250.0 million, to fund future purchases of distressed residential mortgage loans. The outstanding balance on this master repurchase agreement as of March 31, 2016 and December 31, 2015 amounts to approximately $218.5 million and $214.5 million, respectively, bearing interest at one month LIBOR plus 2.50% (2.93% and 2.92% at March 31, 2016 and December 31, 2015, respectively) and expires on December 15, 2016.

In addition, on November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million, to fund the future purchase of residential mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of March 31, 2016 and December 31, 2015.

During the term of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, to maintain certain levels of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of May 5, 2016.

11.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of March 31, 2016 and December 31, 2015, the Company had Residential CDOs outstanding of $110.0 million and $116.7 million, respectively. As of March 31, 2016 and December 31, 2015, the current weighted average interest rate on these Residential CDOs was 0.81% and 0.80%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $116.1 million and $122.5 million at March 31, 2016 and December 31, 2015, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of March 31, 2016 and December 31, 2015, had a net investment in the residential securitization trusts of $4.3 million and $4.4 million, respectively.

12.	Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of May 5, 2016, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

13.	Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the three months ended March 31, 2016.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of March 31, 2016, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

a.
Investment Securities Available for Sale – Fair value for the investment securities in our portfolio, except the CMBS held in securitization trusts are valued using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer available market information. Management reviews all prices used in determining fair value to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities, except the CMBS held in securitization trusts are valued based upon readily observable market parameters and are classified as Level 1 or 2 fair values.

The Company’s CMBS held in securitization trusts are comprised of securities for which there are not substantially similar securities that trade frequently, the Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in securitization trusts is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.5% to 10.5%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

b.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are carried at fair value as a result of a fair value election and classified as Level 3 fair values. Effective January 1, 2016, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. Prior to January 1, 2016, fair value was based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates.

c.
Derivative Instruments – The fair value of interest rate swaps, swaptions, options and TBAs are based on dealer quotes. The fair value of future contracts are based on exchange-traded prices. The Company’s derivatives are classified as Level 1 or Level 2 fair values.

d.
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

e.
Investments in Unconsolidated Entities – Fair value for investments in unconsolidated entities is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the unconsolidated entities and a discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$710,144	$—	$710,144	$—	$713,116	$—	$713,116
Non-Agency RMBS	—	16,999	—	16,999	—	1,567	—	1,567
U.S. Treasury Securities	7,989	—	—	7,989	10,037	—	—	10,037
CMBS	—	17,851	41,490	59,341	—	—	40,734	40,734
Multi-family loans held in securitization trusts	—	—	7,250,586	7,250,586	—	—	7,105,336	7,105,336
Derivative assets:
TBA Securities	—	288,455	—	288,455	—	226,929	—	226,929
Options on U.S. Treasury futures	79	—	—	79	15	—	—	15
Interest rate swap futures	—	—	—	—	706	—	—	706
Interest rate swaps	—	—	—	—	—	304	—	304
Swaptions	—	391	—	391	—	821	—	821
Investments in unconsolidated entities	—	—	65,798	65,798	—	—	67,571	67,571
Total	$8,068	$1,033,840	$7,357,874	$8,399,782	$10,758	$942,737	$7,213,641	$8,167,136
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$6,957,293	$6,957,293	$—	$—	$6,818,901	$6,818,901
Derivative liabilities:
U.S. Treasury futures	64	—	—	64	—	—	—	—
Eurodollar futures	3,277	—	—	3,277	1,242	—	—	1,242
Interest rate swaps	—	975	—	975	—	258	—	258
Interest rate swap futures	682	—	—	682	—	—	—	—
Total	$4,023	$975	$6,957,293	$6,962,291	$1,242	$258	$6,818,901	$6,820,401

The following table details changes in valuation for the Level 3 assets for the three months ended March 31, 2016 and 2015, respectively (amounts in thousands):

Level 3 Assets:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$7,213,641	$8,442,604
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	182,880	131,421
Included in other comprehensive income	63	68
Sales(2)	—	(1,075,529)
Contributions	—	12,701
Paydowns	(34,745)	(19,793)
Distributions	(3,965)	(382)
Balance at the end of period	$7,357,874	$7,491,090

(1)
Amounts included in interest income from multi-family loans held in securitization trusts, unrealized gain on multi-family loans and debt held in securitization trusts, realized gain (loss) on investment securities and related hedges and gain on deconsolidation.

(2)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The following table details changes in valuation for the Level 3 liabilities for the three months ended March 31, 2016 and 2015, respectively (amounts in thousands):

Level 3 Liabilities:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$6,818,901	$8,048,053
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	173,133	109,686
Sales(2)	—	(1,031,268)
Paydowns	(34,741)	(19,790)
Balance at the end of period	$6,957,293	$7,106,681

(1)
Amounts included in interest expense on multi-family collateralized debt obligations, realized gain (loss) on investment securities and related hedges and unrealized gain on multi-family loans and debt held in securitization trusts.

(2)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in Multi-Family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 assets and liabilities for the three months ended March 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Change in unrealized gains (losses)– assets	$189,932	$136,396
Change in unrealized (losses) gains – liabilities	(189,114)	(122,768)
Net change in unrealized gains included in earnings for assets and liabilities	$818	$13,628

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

The following table presents assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$9,565	$9,565	$—	$—	$8,976	$8,976
Real estate owned held in residential securitization trusts	—	—	434	434	—	—	411	411

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three months ended March 31, 2016 and 2015, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Residential mortgage loans held in securitization trusts – impaired loans (net)	$269	$(285)
Real estate owned held in residential securitization trusts	(23)	—

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2016 and December 31, 2015, respectively, (dollar amounts in thousands):

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$39,931	$39,931	$61,959	$61,959
Investment securities available for sale(1)	Level 1, 2 or 3	794,473	794,473	765,454	765,454
Residential mortgage loans held in securitization trusts (net)	Level 3	113,186	100,909	119,921	109,120
Distressed residential mortgage loans (net) (2)	Level 3	537,616	547,818	558,989	564,310
Multi-family loans held in securitization trusts	Level 3	7,250,586	7,250,586	7,105,336	7,105,336
Derivative assets	Level 1 or 2	288,925	288,925	228,775	228,775
Mortgage loans held for sale (net) (3)	Level 3	5,755	5,859	5,471	5,557
Mortgage loans held for investment (3)	Level 3	6,501	6,641	2,706	2,846
Mezzanine and preferred equity investments (3)(4)	Level 3	44,355	44,717	44,151	44,540
Investments in unconsolidated entities(5)	Level 3	85,497	86,090	87,065	87,558
Receivable for securities sold	Level 1	1,858	1,858	—	—
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$589,919	$589,919	$577,413	$577,413
Financing arrangements, residential mortgage loans	Level 2	216,604	216,604	212,155	212,155
Residential collateralized debt obligations	Level 3	110,023	98,113	116,710	105,606
Multi-family collateralized debt obligations	Level 3	6,957,293	6,957,293	6,818,901	6,818,901
Securitized debt	Level 3	83,471	89,742	116,541	123,776
Derivative liabilities	Level 1 or 2	4,998	4,998	1,500	1,500
Payable for securities purchased	Level 1	311,250	311,250	227,969	227,969
Subordinated debentures	Level 3	45,000	33,846	45,000	42,731

(1)	Includes $41.5 million and $40.7 million of investment securities for sale held in securitization trusts as of March 31, 2016 and December 31, 2015, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $0 and $114.2 million at March 31, 2016 and December 31, 2015, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $537.6 million and $444.8 million at March 31, 2016 and December 31, 2015, respectively.

(3)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(4)	Includes mezzanine and preferred equity investments accounted for as loans (see Note 2).

(5)
Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $65.8 million and $67.6 million at March 31, 2016 and December 31, 2015, respectively.

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

g.
Investments in Unconsolidated Entities – Fair value for investments in unconsolidated entities is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the unconsolidated entities and a discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of March 31, 2016 and December 31, 2015, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of March 31, 2016 and December 31, 2015, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

Neither the Series B Preferred Stock and Series C Preferred Stock are redeemable by the Company prior to June 4, 2018, in the case of the Series B Preferred Stock, and April 22, 2020, in the case of the Series C Preferred Stock, except under circumstances intended to preserve the Company’s qualification as a REIT and except upon the occurrence of a Change of Control (as defined in the Articles Supplementary designating the Series B Preferred Stock and Series C Preferred Stock, respectively). On and after June 4, 2018 and April 22, 2020, the Company may, at its option, redeem the Series B Preferred Stock and Series C Preferred Stock, respectively, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends.

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

From the time of original issuance of each of the Series B Preferred Stock and the Series C Preferred Stock through March 31, 2016, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to quarterly cash dividends on the Series B Preferred Stock from January 1, 2015 through March 31, 2016 and cash dividends on Series C Preferred Stock from issuance through March 31, 2016:

Series B Preferred Stock				Series C Preferred Stock
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

March 18, 2016	April 1, 2016	April 15, 2016	$0.484375	March 18, 2016	April 1, 2016	April 15, 2016	$0.4921875
December 16, 2015	January 1, 2016	January 15, 2016	0.484375	December 16, 2015	January 1, 2016	January 15, 2016	0.4921875
September 18, 2015	October 1, 2015	October 15, 2015	0.484375	September 18, 2015	October 1, 2015	October 15, 2015	0.4921875
June 18, 2015	July 1, 2015	July 15, 2015	0.484375	June 18, 2015	July 1, 2015	July 15, 2015	0.4539100	(1)
March 18, 2015	April 1, 2015	April 15, 2015	0.484375	—	—	—	—

(1)	Cash dividend for the partial quarterly period that began on April 22, 2015 and ended on July 14, 2015.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2015 and ended March 31, 2016:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	$0.24
Fourth Quarter 2015	December 16, 2015	December 28, 2015	January 25, 2016	0.24
Third Quarter 2015	September 18, 2015	September 28, 2015	October 26, 2015	0.24
Second Quarter 2015	June 18, 2015	June 29, 2015	July 27, 2015	0.27
First Quarter 2015	March 18, 2015	March 30, 2015	April 27, 2015	0.27

(c)	Public Offering of Common Stock

There were no underwritten public offerings of common stock during the three months ended March 31, 2016 and three months ended March 31, 2015.

(d)	Equity Distribution Agreements

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. The Company has no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the three months ended March 31, 2015, the Company issued 1,375,682 shares of its common stock under the Equity Distribution Agreements, at an average sales price of $8.04, resulting in total net proceeds to the Company of $10.8 million after deducting the placement fees. During the three months ended March 31, 2016, the Company issued no shares under the Equity Distribution Agreements. As of March 31, 2016, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

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

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the three months ended March 31, 2016 and 2015.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to common stockholders– Basic	$13,726	$22,090
Net income attributable to common stockholders– Dilutive	$13,726	$22,090
Denominator:
Weighted average basic and diluted shares outstanding	109,402	105,488
EPS:
Basic EPS	$0.13	$0.21
Dilutive EPS	$0.13	$0.21

17.	Stock Based Compensation

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

Of the common stock authorized at March 31, 2016 and December 31, 2015, 491,156 shares and 551,609 shares, respectively, were reserved for issuance under the 2010 Plan. The Company’s non-employee directors have been issued 146,935 shares under the 2010 Plan as of March 31, 2016 and December 31, 2015. The Company’s employees have been issued 462,280 and 401,827 restricted shares under the 2010 Plan as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, there were 219,058 and 280,457 shares of unvested restricted stock outstanding under the 2010 Plan.

(a)	Restricted Common Stock Awards

During the three months ended March 31, 2016 and March 31, 2015, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.2 million. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the three months ended March 31, 2016 and 2015.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the three months ended March 31, 2016 and 2015, respectively, is presented below:

	2016		2015
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	280,457	$7.63	162,171	$7.26
Granted	60,453	4.16	185,650	7.79
Vested	(121,852)	7.54	(67,364)	7.18
Non-vested shares as of March 31	219,058	$6.72	280,457	$7.63
Weighted-average fair value of restricted stock granted during the period	60,453	$4.16	185,650	$7.79

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At March 31, 2016 and 2015, the Company had unrecognized compensation expense of $1.4 million and $2.0 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at March 31, 2016 is expected to be recognized over a weighted average period of 1.9 years. The total fair value of restricted shares vested during the three months ended March 31, 2016 and 2015 was approximately $0.6 million and $0.5 million, respectively. The requisite service period for restricted shares at issuance is 3 years.

(b)	Performance Share Awards

In May 2015, the Compensation Committee of the Board of Directors approved a performance share award (“PSA”) pursuant to the 2010 Plan to the Company’s Chairman, Chief Executive Officer and President. The PSA granted consisted of 89,629 shares of common stock and had a grant date fair value of approximately $0.4 million. The PSA are awards under which the number of underlying shares of Company common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 200% of the target number of PSAs granted, with the target number of PSAs granted being adjusted to reflect the value of the reinvestment of any dividends declared on Company common stock during the vesting period. Vesting of these PSUs will occur at the end of three years based on three-year TSR, as follows:

•	If three-year TSR is less than 33%, then 0% of the PSAs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is not in the bottom quartile of an identified peer group, then 100% of the PSAs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is in the top quartile of an identified peer group, then 200% of the PSAs will vest;

•	If three-year TSR is greater than or equal to 33% and the TSR is in the bottom quartile of an identified peer group, then 50% of the PSAs will vest.

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

Compensation expenses related to PSAs were $31.7 thousand for the three months ended March 31, 2016. As of March 31, 2016, there was $0.3 million of unrecognized compensation cost related to unvested PSAs.

18.	Income Taxes

For the three months ended March 31, 2016 and March 31, 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three months ended March 31, 2016 and March 31, 2015 is comprised of the following components (dollar amounts in thousands):

	March 31, 2016	March 31, 2015
Current income tax expense	$72	$998
Deferred income tax expense (benefit)	119	(753)
Total provision	$191	$245

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of March 31, 2016 and December 31, 2015 are as follows (dollar amounts in thousands):

	March 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carryforward	$2,339	$2,083
Net capital loss carryforward	1,575	2,029
GAAP/Tax basis differences	2,747	3,043
Total deferred tax assets (1)	$6,661	$7,155
Deferred tax liabilities
Deferred tax liabilities	$908	$192
Total deferred tax liabilities (2)	908	192
Valuation allowance (1)	(5,366)	(6,457)
Total net deferred tax asset	$387	$506

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of March 31, 2016, the Company through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $5.0 million. The Company’s carryforward net operating losses will expire between 2033 and 2034 if they are not offset by future taxable income. Additionally, as of March 31, 2016, the Company, through one of its wholly owned TRSs, also incurred approximately $3.4 million in capital losses. The Company’s carryforward capital losses will expire between 2018 and 2020 if they are not offset by future capital gains. At March 31, 2016, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

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

On April 5, 2011, the Company entered into a management agreement with RiverBanc, pursuant to which RiverBanc provides investment management services to the Company. On March 13, 2013, the Company entered into an amended and restated management agreement with RiverBanc (as amended, the “RiverBanc Management Agreement”). The RiverBanc Management Agreement replaced the prior management agreement between RiverBanc and the Company, dated as of April 5, 2011. The amended and restated agreement has an effective date of January 1, 2013 and has an initial term that expired on December 31, 2015 and is now subject to automatic annual one-year renewals (subject to any notice of termination).

As of March 31, 2016 and December 31, 2015, the Company owned a 20% membership interest in RiverBanc. For the three months ended March 31, 2016 and March 31, 2015, the Company recognized approximately $0.1 million and $0.7 million in income related to its investment in RiverBanc, respectively.

RiverBanc manages an entity, RB Multifamily Investors LLC (“RBMI”), in which the Company owns, as of March 31, 2016 and December 31, 2015, approximately 67% of the outstanding common equity interests. Pursuant to a management agreement between RiverBanc and this entity, RiverBanc is entitled to receive base management and incentive fees for its management of assets owned by RBMI. Our total investment in RBMI, which is included in receivable and other assets on the accompanying condensed consolidated balance sheets, amounts to approximately $54.8 million and $56.9 million as of March 31, 2016 and December 31, 2015, respectively. Included in our total investment in RBMI are preferred equity interests amounting to approximately $41.5 million as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and March 31, 2015, the Company recognized $1.8 million and $1.1 million in income related to its investment in RBMI, respectively.

For the three months ended March 31, 2016 and March 31, 2015, the Company expensed $1.2 million and $3.9 million in fees to RiverBanc, respectively. As of March 31, 2016 and December 31, 2015, the Company had fees payable to RiverBanc of $0.7 million and $1.7 million, respectively, included in accrued expenses and other liabilities.

20.	Subsequent Events

On April 15, 2016, the Company closed on a securitization transaction that involved the issuance and sale of $177.5 million of Class A Notes representing beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company retained $25.5 million of Class M Notes and a $79.8 million equity certificate.  In addition, the Company holds 5% of the Class A Notes issued, which resulted in gross proceeds to the Company from the sale of the remaining Class A Notes of approximately $167.7 million. The Class A Notes have an expected redemption date of March 25, 2019, with a stated final maturity date of March 25, 2021 and a stated interest rate of 4.00%.

On May 3, 2016, the Company entered into a Membership Interest Purchase Agreement with the members of RiverBanc.  Pursuant to the agreement, the Company will acquire the remaining 80% membership interests in RiverBanc for aggregate cash consideration of approximately $24 million.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities, changes in credit spreads, the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our investment securities; increased rates of default and/or decreased recovery rates on our assets; delays in identifying and acquiring our targeted assets; our ability to borrow to finance our assets; changes in government laws, regulations or policies affecting our business, including actions taken by the U.S. Federal Reserve and the U.S. Treasury and those relating to Fannie Mae, Freddie Mac or Ginnie Mae; our ability to maintain our qualification as a REIT for federal tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described in this report, in Part I, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and as updated by our subsequent filings with the SEC under the Exchange Act, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) residential mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of March 31, 2016 and December 31, 2015, five separate Freddie Mac- sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities,(“SPEs”), own the first loss PO securities and certain IO securities; “Variable Interest Entity” or “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, residential securitized loans and second mortgage loans. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands Asset Management, LLC, or Headlands, RiverBanc, LLC, or RiverBanc, and The Midway Group, L.P., or Midway, with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans, RiverBanc providing investment management services with respect to our investments in multi-family CMBS and certain commercial real estate-related investments, and Midway providing investment management services with respect to our investments in Agency IOs.

Key First Quarter 2016 Developments

Repayment of FHLBI Advances

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency, released a final rule that amends regulations governing FHLB membership, including preventing captive insurance companies from being eligible for FHLB membership.  Under the terms of the final rule, our captive insurance subsidiary is required to terminate its membership and repay its existing advances within one year following the effective date of the final rule.  In addition, our captive insurance subsidiary is prohibited from taking new advances or renewing existing maturing advances during the one-year transition period. The final rule became effective on February 19, 2016.  During January 2016, we repaid all of our outstanding FHLBI advances, which was funded primarily through repurchase agreement financing. In April 2016, we redeemed $5.4 million of FHLBI stock, representing majority of our investment in FHLBI stock.

Repayment of Outstanding Notes from Distressed Residential Mortgage Loan Securitization Transactions

In February 2016, we repaid the outstanding notes from our 2013 distressed residential mortgage loan securitizations, which had an outstanding principal balance of $31.9 million at the time of repayment. The notes were issued in 2013 in an aggregate original principal amount of $138.3 million.

First Quarter 2016 Common Stock and Preferred Stock Dividends

On March 18, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.24 per share of common stock for the quarter ended March 31, 2016. The dividend was paid on April 25, 2016 to our common stockholders of record as of March 28, 2016.

On March 18, 2016, in accordance with the terms of our Series B Preferred Stock, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on April 15, 2016 to our Series B Preferred stockholders of record as of April 1, 2016.

Also on March 18, 2016, in accordance with the terms of our Series C Preferred Stock, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on April 15, 2016 to our Series C Preferred stockholders of record as of April 1, 2016.

Subsequent Events

Securitization Transaction

On April 15, 2016, the Company closed on a securitization transaction that involved the issuance and sale of $177.5 million of Class A Notes representing beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company retained $25.5 million of Class M Notes and a $79.8 million equity certificate.  In addition, the Company holds 5% of the Class A Notes issued, which resulted in gross proceeds to the Company from the sale of the remaining Class A Notes of approximately $167.7 million.

RiverBanc LLC Acquisition

On May 3, 2016, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Donlon Family LLC, a North Carolina limited liability company (“DF LLC”), JMP Investment Holdings LLC, a Delaware limited liability company (“JMP”), and Hypotheca Capital, LLC, a New York limited liability company (“Hypotheca” and, together with DF LLC and JMP, the “Sellers”) pursuant to which the Company will acquire 100% of the issued and outstanding membership interests of RiverBanc. Such acquisition of membership interests being referred to collectively herein as the “RiverBanc Acquisition.” RiverBanc is an investment management firm and registered investment adviser under the Investment Advisers Act of 1940 that was founded in 2010 and has sourced and managed over $400 million of direct and indirect investments in multifamily apartment properties on behalf of both public and private institutional investors, including the Company. Hypotheca is a wholly-owned subsidiary of the Company, through which the Company indirectly owns 20% of RiverBanc. As of March 31, 2016, RiverBanc manages, directly or indirectly, approximately $371.5 million of the Company’s capital.

At the closing of the acquisition, DF LLC and JMP will receive total consideration of cash in the aggregate amount of approximately $24 million, subject to certain adjustments and holdback amounts as described in the Purchase Agreement. Of the cash consideration payable to DF LLC, $3 million will be subject to a holdback at closing, which amount shall be subsequently paid following receipt by the Company of notice from DF LLC that DF LLC or its affiliates has acquired shares of the Company’s common stock having an aggregate purchase price of not less than $3 million.  The closing of the acquisition is subject to customary closing requirements and conditions, including the execution of a mutually acceptable employment agreement between Kevin Donlon, the founder and Chief Executive Officer of RiverBanc, and the Company. While the Company expects to close the acquisition in the second quarter of 2016, there can be no assurance that the acquisition will close, or if it will close on the Company’s expected schedule.

Current Market Conditions and Commentary

General. Recently released U.S. economic data suggests that the U.S. economy experienced little to no growth during the first quarter of 2016, although economic growth is expected to improve during the balance of 2016. According to the minutes of the Federal Reserve’s March 2016 meeting, Federal Reserve policymakers expect slowing GDP growth in 2016, 2017 and 2018, with the central tendency projections for GDP growth ranging from 2.1% to 2.3% for 2016, 2.0% to 2.3% for 2017, and 1.8% to 2.1% for 2018.

The U.S. labor market was substantially unchanged during the first quarter of 2016, with the unemployment rate and number of unemployed persons essentially unchanged from December 31, 2015. According to the U.S. Department of Labor, the U.S. unemployment rate was 5.0% as of the end of March 2016, while total nonfarm payroll employment posted an average monthly increase of 209,000 jobs during the first quarter of 2016, down modestly from an average monthly increase of 221,000 jobs in 2015.

Federal Reserve and Monetary Policy. In December 2015, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would raise the target range for the federal funds rate by 25 basis points and has indicated its expectations for additional rate hikes in 2016, although the Federal Reserve opted not to increase the rate at its January or March 2016 meetings. The Federal Reserve indicated following its March 2016 meeting that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess both realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation. Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist and may result in substantial market volatility in the future. We anticipate further uncertainty as the recent economic data suggests tepid growth for the U.S. economy in the first quarter of 2016 which may cause the Federal Reserve to leave rates lower for an extended period. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. U.S. home prices continued to advance in January 2016, continuing the home price appreciation trend that marked 2015. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for January 2016 showed that, on average, home prices increased 5.7% for the 20-City Composite over January 2015. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 792,000 during the first quarter of 2016, as compared to a seasonally adjusted annual rate of 636,000 for the first quarter of 2015. We expect the single-family residential real estate market to continue to improve modestly in the near term and that improving single family housing fundamentals will have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.

Multi-family Housing. Apartments and other residential rental properties remain one of the better performing segments of the commercial real estate market. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 327,000 during the first quarter of 2016, as compared to 321,000 for the first quarter of 2015. Moreover, even with the recent growth in supply, vacancy trends in the multi-family sector appear to remain stable. According to the fourth quarter of 2015 Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI was at 40 for the fourth quarter of 2015, up from 36 for the first quarter of 2015, but largely in-line with index scores over the prior eight quarters and equal to the level reported for the fourth quarter of 2014. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own. We expect the multi-family sector to continue to be a strong performer in the near term given the current favorable conditions for multi-family housing in the U.S.

Credit Spreads. The first quarter of 2016 was a story of divergence, with widening credit spreads in the first half of the quarter while the second half of the quarter saw credit spreads for risk assets tighten again. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing markets. During the first quarter of 2016, the bond market experienced a significant amount of volatility with the closing yield of the ten-year U.S. Treasury Note trading between 1.65% and 2.24%, settling at 1.77% at March 31, 2016.

Developments at Fannie Mae and Freddie Mac. Payments on the Agency ARMs and fixed-rate Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. In addition, although not guaranteed by Freddie Mac, all of our multi-family CMBS have been issued by securitization vehicles sponsored by Freddie Mac and the Agency IOs we invest in are issued by Fannie Mae, Freddie Mac or Ginnie Mae. As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets in the future. Since being placed under federal conservatorship, there have been a number of proposals introduced, both from industry groups and by the U.S. Congress, relating to changing the role of the U.S. government in the mortgage market and reforming or eliminating Fannie Mae and Freddie Mac. It remains unclear how the U.S. Congress will move forward on such reform at this time and what impact, if any, this reform will have on mortgage REITs. See “Item 1A. Risk Factors-Risks Related to Our Business and Our Company-Changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government may adversely affect our business.”

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 and “Note 2 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of March 31, 2016 and December 31, 2015, we owned 100% of the first loss tranche of securities of the Consolidated K-Series. The Consolidated K-Series collectively represents, as of March 31, 2016 and December 31, 2015, five separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series to be reflected in our condensed consolidated statement of operations.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

At March 31, 2016:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans (3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$531,572	$188,251	$473,745	$541,366	$113,186	$32,766	$1,880,886
Liabilities:
Callable(6)	(471,383)	(102,474)	(5,661)	(217,555)	—	(9,450)	(806,523)
Non-callable	—	—	(83,471)	—	(110,023)	(45,000)	(238,494)
Hedges (Net)(7)	2,358	(19,555)	—	—	—	—	(17,197)
Cash(8)	5,316	28,934	719	—	—	22,101	57,070
Other	10,524	6,739	(1,599)	12,472	1,132	(30,002)	(734)
Net capital allocated	$78,387	$101,895	$383,733	$336,283	$4,295	$(29,585)	$875,008
% of capital allocated	9.0%	11.6%	43.9%	38.4%	0.5%	(3.4)%

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.

(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of March 31, 2016 follows:

Multi-family loans held in securitization trusts, at fair value	$7,250,585
Multi-family CDOs, at fair value	(6,957,293)
Net carrying value	293,292
Investment securities available for sale, at fair value	59,341
Total CMBS, at fair value	352,633
First mortgage loan, mezzanine loan, preferred equity and other equity investments	121,111
Financing arrangements	(5,661)
Securitized debt	(83,471)
Cash and other	(879)
Net Capital in Multi-Family	$383,733

(3)	Includes mortgage loans held for sale with a carrying value of $3.7 million that is included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)	Other includes non-Agency RMBS and loans held for investment. Other non-callable liabilities consist of $45.0 million in subordinated debentures.

(6)	Includes repurchase agreements.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $13.5 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. These deposits are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.

At December 31, 2015:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential Loans(3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$547,745	$175,408	$450,228	$562,303	$119,921	$15,184	$1,870,789
Liabilities:
Callable(6)	(489,253)	(88,160)	—	(214,490)	—	—	(791,903)
Non-callable	—	—	(83,871)	(33,657)	(116,710)	(45,000)	(279,238)
Hedges (Net)(7)	2,997	2,623	—	—	—	—	5,620
Cash(8)	5,477	13,663	525	551	—	56,213	76,429
Other	9,311	4,799	(2,185)	13,330	1,187	(27,613)	(1,171)
Net capital allocated	$76,277	$108,333	$364,697	$328,037	$4,398	$(1,216)	$880,526
% of capital allocated	8.7%	12.3%	41.4%	37.3%	0.5%	(0.1)%

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.

(2)
The Company determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s financial statements. A reconciliation to our financial statements as of December 31, 2015 follows:

Multi-family loans held in securitization trusts, at fair value	$7,105,336
Multi-family CDOs, at fair value	(6,818,901)
Net carrying value	286,435
Investment securities available for sale, at fair value held in securitization trusts	40,734
Total CMBS, at fair value	327,169
First mortgage loan, mezzanine loan and preferred equity investments	123,059
Securitized debt	(83,871)
Other	(1,660)
Net Capital in Multi-family	$364,697

(3)	Includes mortgage loans held for sale with a carrying value of $3.3 million that is included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)	Other includes non-Agency RMBS and mortgage loans held for sale and mortgage loans held for investment. Other non-callable liabilities consist of $45.0 million in subordinated debentures.

(6)	Includes repurchase agreements and FHLBI advances.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $11.6 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. These deposits are included in the Company’s accompanying consolidated balance sheet in receivables and other assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

For the three months ended March 31, 2016, we reported net income attributable to common stockholders of $13.7 million as compared to net income attributable to common stockholders of $22.1 million for the same period in 2015. The main components of the change in net income for the three months ended March 31, 2016 as compared to the same periods in 2015 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015	$ Change
Net interest income	$17,642	$21,601	$(3,959)
Total other income	$8,860	$13,033	$(4,173)
Total general, administrative and other expenses	$9,360	$10,846	$(1,486)
Income from operations before income taxes	$17,142	$23,788	$(6,646)
Income tax expense	$191	$245	$(54)
Net income	$16,951	$23,543	$(6,592)
Preferred stock dividends	$(3,225)	$(1,453)	$(1,772)
Net income attributable to common stockholders	$13,726	$22,090	$(8,364)
Basic income per common share	$0.13	$0.21	$(0.08)
Diluted income per common share	$0.13	$0.21	$(0.08)

Net Interest Income

The decrease in net interest income of approximately $4.0 million for the three months ended March 31, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•	A decrease in net interest income of approximately $2.8 million due to the sale of CLO securities in the second quarter of 2015.

•	A decrease in net interest income of approximately and $0.8 million in our Agency RMBS portfolios due to a decrease in average interest earning assets in this portfolio.

•
A decrease in net interest income of approximately $0.6 million in our distressed residential loan portfolio due to a decrease in average interest earning assets in this portfolio. Average interest earning assets in this portfolio decreased to $561.7 million for the three months ended March 31, 2016 as compared to $576.2 million in the corresponding period in 2015.

•	An increase in net interest income of approximately $0.8 million in our multi-family portfolio due to an increase in this portfolio’s average interest earning assets.

Other Income

The decrease in other income of approximately $4.2 million for the three months ended March 31, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•
A decline in net unrealized gains on multi-family loans and debt held in securitization trusts of $12.8 million for the three months ended as compared to the corresponding period in 2015. Credit spreads for these assets widened during the last quarter of 2015 and first half of the first quarter of 2016, although the second half of the first quarter of 2016 saw credit spreads tighten again on these assets.

•
An increase in realized gains on distressed residential mortgage loans of $4.9 million due primarily to the sale of a pool of distressed residential mortgage loans in February 2016 for aggregate proceeds of approximately $39.5 million, which resulted in a net realized gain, before income taxes, of approximately $5.5 million.

•
A decrease in net unrealized loss on investment securities and related hedges of $3.2 million for the three months ended March 31, 2016, primarily related to our Agency IO portfolio. For the three months ended March 31, 2016, our Agency IO portfolio had a net increase in the mark-to-market valuation of its investment securities and hedges.

•
An increase in other income of $0.8 million, which is primarily due to an increase in income from our common and preferred equity ownership interests in RB Multifamily Investors LLC, an entity that invests in commercial real estate and commercial real estate-related debt investments. RB Multifamily Investors LLC is externally managed by RiverBanc.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended March 31,
General, Administrative and Other Expenses	2016	2015	$ Change
Salaries, benefits and directors’ compensation	$1,297	$1,082	$215
Professional Fees	$562	$263	$299
Base management and incentive fees	$3,526	$6,870	$(3,344)
Expenses on distressed residential mortgage loans	$3,194	$1,884	$1,310
Other	$781	$747	$34
Total	$9,360	$10,846	$(1,486)

The decrease in base management and incentive fees for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily driven by a decrease in incentive compensation earned by RiverBanc. RiverBanc earned incentive compensation of $3.2 million from the sale of a multi-family CMBS security included in the Consolidated K-Series in the first quarter of 2015.

The increase in expenses related to distressed residential mortgage loans for the three months ended March 31, 2016 as compared to the same period in 2015 is due to higher work-out costs for seasoned loans as well as an increase in appraisal costs on outstanding loans in the portfolio.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflect the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans including distressed residential loans held in securitization trusts, loans held for investment, mezzanine loans and preferred equity investments, where the risks and payment characteristics are equivalent to accounted for as loans, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (loss) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield, average cost of funds and net interest spread for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

Three Months Ended March 31, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$2,454	$3,637	$8,647	$8,858	$744	$86	$24,426
Interest Expense	(1,155)	(515)	(1,545)	(2,604)	(303)	(161)	(6,283)
Net Interest Income (3)	$1,299	$3,122	$7,102	$6,254	$441	$(75)	$18,143

Average Interest Earning Assets (2) (4)	$573,605	$137,546	$286,051	$561,685	$121,152	$6,736	$1,686,775
Weighted Average Yield on Interest Earning Assets (5)	1.71%	10.58%	12.09%	6.31%	2.46%	5.11%	5.79%
Average Cost of Funds (6)	(0.95)%	(2.48)%	(7.29)%	(4.18)%	(1.05)%	—	(2.46)%
Net interest spread(7)	0.76%	8.10%	4.80%	2.13%	1.41%	5.11%	3.33%

Three Months Ended March 31, 2015

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	$3,315	$3,566	$7,821	$10,554	$871	$2,763	$28,890
Interest Expense	(1,220)	(198)	(1,486)	(3,687)	(239)	—	(6,830)
Net Interest Income (3)	$2,095	$3,368	$6,335	$6,867	$632	$2,763	$22,060

Average Interest Earning Assets (2) (4)	$659,488	$131,589	$265,221	$576,214	$152,013	$30,250	$1,814,775
Weighted Average Yield on Interest Earning Assets (5)	2.01%	10.84%	11.8%	7.33%	2.29%	36.54%	6.37%
Average Cost of Funds (6)	(0.85)%	(1.23)%	(7.15)%	(4.03)%	(0.67)%	—%	(2.22)%
Net interest spread(7)	1.16%	9.61%	4.65%	3.30%	1.62%	36.54%	4.15%

(1)
The Company determined it is the primary beneficiary of the Consolidated K-Series (as defined below) and has consolidated the Consolidated K-Series into the Company’s financial statements. Average Interest Earning Assets for the periods indicated exclude all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us and interest income amounts represent interest income earned by securities that are actually owned by us. A reconciliation of our interest income in multi-family investments to our condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income, multi-family loans held in securitization trusts	$63,532	$66,300
Interest income, investment securities, available for sale (a)	922	827
Interest expense, multi-family collateralized obligation	57,200	60,095
Interest income, multi-family CMBS	7,254	7,032
Interest income, mezzanine loan and preferred equity investments (a)	1,393	789
Interest income in Multi-Family	$8,647	$7,821

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

(2)
Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities issued by the securitizations comprising the Consolidated K-Series that are actually owned by us.

(3)	Net Interest Income excludes interest expense on our subordinated debentures.

(4)	Our Average Interest Earning Assets is calculated each quarter based on daily average amortized cost for the respective periods.

(5)	Our Weighted Average Yield on Interest Earning Assets was calculated by dividing our annualized interest income for the quarter by our Average Interest Earning Assets for the quarter.

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

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Total Weighted Average
March 31, 2016	13.5%	7.9%	14.7%	12.9%	14.8%	12.7%
December 31, 2015	16.9%	8.5%	14.6%	15.3%	31.2%	14.7%
September 30, 2015	18.6%	10.5%	18.0%	12.54%	8.9%	15.1%
June 30, 2015	9.2%	10.6%	16.3%	12.5%	11.1%	13.3%
March 31, 2015	9.1%	6.5%	14.7%	15.5%	13.7%	11.5%
December 31, 2014	12.3%	6.5%	14.6%	13.7%	5.4%	11.1%
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%
March 31, 2014	8.8%	5.2%	11.3%	9.7%	7.5%	8.8%

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

Financial Condition

As of March 31, 2016, we had approximately $9.3 billion of total assets, as compared to approximately $9.1 billion of total assets as of December 31, 2015. As of March 31, 2016 and December 31, 2015, the Consolidated K-Series assets amounted to approximately $7.3 billion and $7.1 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

Investment Securities Available for Sale. Our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, CMBS, non-Agency RMBS, and U.S. Treasury securities, which are classified as investment securities available for sale. At March 31, 2016, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in our investment securities available for sale as of March 31, 2016 as compared to December 31, 2015 is primarily related to our purchases of non-Agency RMBS and CMBS during the quarter.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	March 31, 2016		December 31, 2015
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2013	$179,900	$188,263	$163,980	$170,049
2013	12,951	13,346	1,282	1,313
2014	1,386	1,430	1,203	1,233
2015	559	580	401	418
Total ARMs	194,796	203,619	166,866	173,013
Fixed
Prior to 2013	372,272	388,804	408,240	422,488
2013	—	—	309	335
2015	469	513	1,668	1,890
Total Fixed	372,741	389,317	410,217	424,713
IO
Prior to 2013	448,003	68,478	484,683	74,652
2013	109,392	18,162	113,845	19,214
2014	62,853	7,196	65,295	7,976
2015	112,824	19,030	91,837	13,548
2016	40,374	4,342	—	—
Total IOs	773,446	117,208	755,660	115,390

Total Agency RMBS	1,340,983	710,144	1,332,743	713,116

U.S. Treasury securities
Prior to 2011	—	—	10,000	10,037
2016	8,000	7,989	—	—
Total US Treasury Securities	8,000	7,989	10,000	10,037
Non Agency RMBS
2006	19,029	16,999	2,088	1,567

CMBS
Prior to 2013 (1)	844,922	41,490	853,408	40,734
2013	5,912	5,351	—	—
2014	2,500	2,201	—	—
2015	11,880	10,299	—	—
Total CMBS	865,214	59,341	853,408	40,734

Total	$2,233,226	$794,473	$2,188,239	$765,454

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at March 31, 2016 and December 31, 2015.

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At March 31, 2016, residential mortgage loans held in securitization trusts totaled approximately $113.2 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM mortgage loans and real estate owned held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.3 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 82.6% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
March 31, 2016	321	$116,118	$113,186
December 31, 2015	331	$122,545	$119,921

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	March 31, 2016			December 31, 2015
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$427	$2,850	$48	$432	$2,850	$48
Current Coupon Rate	2.93%	4.63%	1.50%	2.82%	4.63%	1.38%
Gross Margin	2.37%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.38%	11.30%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	229	237	196	233	240	199
Average Months to Reset	6	11	1	5	11	1
Original FICO Score	725	818	593	724	818	593
Original LTV	69.62%	95.00%	13.94%	69.77%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the three months ended March 31, 2016 and 2015, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2016	$122,545	$775	$(3,399)	$119,921
Principal repayments	(6,427)	—	—	(6,427)
Provision for loan loss	—	—	(246)	(246)
Transfer to real estate owned	—	—	(23)	(23)
Charge-Offs	—	—	—	—
Amortization of premium	—	(39)	—	(39)
Balance, March 31, 2016	$116,118	$736	$(3,668)	$113,186

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2015	$152,277	$968	$(3,631)	$149,614
Principal repayments	(6,775)	—	—	(6,775)
Provision for loan loss	—	—	(310)	(310)
Transfer to real estate owned	193	—	(1)	192
Charge-Offs	—	—	—	—
Amortization of premium	—	(44)	—	(44)
Balance, March 31, 2015	$145,695	$924	$(3,942)	$142,677

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

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
March 31, 2016	5,752	$608,914	$537,616
December 31, 2015	5,877	$640,570	$558,989

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $0 and $114.2 million at March 31, 2016 and December 31, 2015, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $0.9 million and $86.6 million at March 31, 2016 and December 31, 2015, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $247.7 million and $307.0 million at March 31, 2016 and December 31, 2015, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	March 31, 2016	December 31, 2015
50.00% or less	3.7%	3.3%
50.01% - 60.00%	4.1%	3.6%
60.01% - 70.00%	6.6%	6.7%
70.01% - 80.00%	10.3%	10.0%
80.01% - 90.00%	12.2%	11.9%
90.01% - 100.00%	13.3%	13.1%
100.01% and over	49.8%	51.4%
Total	100.0%	100.0%

FICO Scores at Purchase	March 31, 2016	December 31, 2015
550 or less	17.5%	17.7%
551 to 600	29.4%	30.3%
601 to 650	27.9%	28.2%
651 to 700	15.6%	15.4%
701 to 750	7.2%	6.5%
751 to 800	2.1%	1.7%
801 and over	0.3%	0.2%
Total	100.0%	100.0%

Current Coupon	March 31, 2016	December 31, 2015
3.00% or less	13.0%	14.9%
3.01% - 4.00%	10.7%	9.3%
4.01% - 5.00%	21.2%	21.3%
5.01% – 6.00%	11.5%	11.5%
6.01% and over	43.6%	43.0%
Total	100.0%	100.0%

Delinquency Status	March 31, 2016	December 31, 2015
Current	73.9%	68.1%
31 – 60 days	12.2%	11.0%
61 – 90 days	1.4%	9.0%
90+ days	12.5%	11.9%
Total	100.0%	100.0%

Origination Year	March 31, 2016	December 31, 2015
2005 or earlier	27.1%	27.1%
2006	18.7%	19.0%
2007	33.7%	34.2%
2008 or later	20.5%	19.7%
Total	100.0%	100.0%

Consolidated K-Series. As of March 31, 2016 and December 31, 2015, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five Freddie Mac-sponsored multi-family K-Series securitizations, of which we, or one of our SPEs, own the first loss securities and certain IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of March 31, 2016 and December 31, 2015, the Consolidated K-Series was comprised of $7.3 billion and $7.1 billion, respectively, in multi-family loans held in securitization trusts and $7.0 billion and $6.8 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 3.98%. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015 included $63.5 million and $66.3 million in interest income, respectively, and $57.2 million and $60.1 million in interest expense, respectively. Also, we recognized a $0.8 million and $13.6 million unrealized gain in the condensed consolidated statement of operations for the three months ended March 31, 2016 and March 31, 2015, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $293.3 million and $286.4 million as of March 31, 2016 and December 31, 2015, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of March 31, 2016 and December 31, 2015, respectively (dollar amounts in thousands, except as noted):

	March 31, 2016	December 31, 2015
Current balance of loans	$8,953	$9,034
Number of loans	545	548
Weighted average original LTV	68.9%	68.8%
Weighted average underwritten debt service coverage ratio	1.49x	1.49x
Current average loan size	$16,427	$16,486
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	79	79
Weighted average loan rate	4.39%	4.40%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.9%	13.8%
Texas	12.4%	12.3%
New York	8.1%	8.0%
Maryland	5.3%	5.2%

Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments primarily through repurchase agreements and, until January 2016, Federal Home Loan Bank advances. The Company has entered into repurchase agreements with third party financial institutions and the Company’s wholly owned subsidiary, GLIH, which is a member of the FHLBI, had access to a variety of products and services offered by the FHLBI, including secured advances, until January 2016 when the regulator of the FHLB system amended regulations governing FHLB membership. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

As of March 31, 2016 and December 31, 2015, we had approximately $589.9 million and $577.4 million, respectively, of borrowings under financing arrangements, including Federal Home Loan Bank advances. As of March 31, 2016 and December 31, 2015, the current weighted average borrowing rate on these financing facilities was 0.84% and 0.71%, respectively.

As of March 31, 2016 and December 31, 2015, we had no counterparties where the amount at risk was in excess of 5% of stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing agreement in excess of the financing agreement liability.

As of March 31, 2016 and December 31, 2015, the outstanding balance under our financing agreements was funded at an advance rate of 92.0% and 92.1% that implies an average haircut of 8.0% and 7.9%, respectively. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), non-Agency RMBS, CMBS and Agency IOs was approximately 5%, 20%, 25% and 25%, respectively.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2016, 2015 and 2014 for outstanding financing arrangements, including Federal Home Loan Bank advances (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
March 31, 2016	$576,822	$589,919	$589,919

December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

December 31, 2014	$658,360	$651,965	$668,901
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857
March 31, 2014	$774,545	$767,827	$784,019

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, in an aggregate principal amount of up to $250 million, to fund future purchases of distressed residential mortgage loans. The outstanding balance on the master repurchase agreement, as of March 31, 2016 and December 31, 2015, amounts to approximately $218.5 million and $214.5 million, respectively, bearing interest at one-month LIBOR plus 2.50% (2.93% and 2.92% at March 31, 2016 and December 31, 2015, respectively) and expires on December 15, 2016. Distressed residential mortgage loans with a carrying value of approximately $247.7 million at March 31, 2016, are pledged as collateral for the borrowings under the master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

In addition, on November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100 million, to fund the future purchase of residential mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of March 31, 2016 and December 31, 2015.

Residential Collateralized Debt Obligations. As of March 31, 2016 and December 31, 2015, we had Residential CDOs of $110.0 million and $116.7 million, respectively. As of March 31, 2016 and December 31, 2015, the weighted average interest rate of these Residential CDOs was 0.81% and 0.80%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $116.1 million and $122.5 million at March 31, 2016 and December 31, 2015, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of March 31, 2016 and December 31, 2015, had a net investment in the residential securitization trusts of $4.3 million and $4.4 million, respectively.

Securitized Debt. As of March 31, 2016 and December 31, 2015 we had approximately $83.5 million and $116.5 million of securitized debt, respectively. As of March 31, 2016 and December 31, 2015, the weighted average interest rate for our securitized debt was 5.57% and 5.28%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. In February 2016, the Company repaid the Company’s outstanding notes from its distressed residential mortgage loan securitization transactions completed in 2013 with original principal amounts of $138.3 million and outstanding principal balance at the time of repayment amounting to $31.9 million. See Note 7 of our condensed consolidated financial statements included in this report for more information on securitized debt.

Subordinated Debentures. As of March 31, 2016, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.46%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

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

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At March 31, 2016 and December 31, 2015, the Company had $215.0 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market liability value of $0.6 million at March 31, 2016 and net fair market asset value of $0.3 million at December 31, 2015. See Note 8 to our consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at March 31, 2016 was $875.0 million and included $4.1 million of accumulated other comprehensive income. The accumulated other comprehensive income primarily consisted of $12.1 million in net unrealized gains related to our CMBS, partially offset by $0.6 million in unrealized derivative losses related to cash flow hedges and $7.4 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2015 was $880.5 million and included $2.9 million of accumulated other comprehensive loss. The accumulated other comprehensive loss consisted of $15.2 million in unrealized losses related to our Agency RMBS and non-Agency RMBS offset by $12.0 million in net unrealized gains related to our CMBS and $0.3 million in unrealized derivative gains related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three months ended March 31, 2016 (amounts in thousands, except per share):

	Three Months Ended March 31, 2016
	Amount	Shares	Per Share (1)
Beginning Balance	$715,526	109,402	$6.54
Common stock issuance, net (2)	54	7
Balance after share issuance activity	715,580	109,409	6.54
Dividends declared	(26,258)		(0.24)
Net change AOCI: (3)
Hedges	(902)		(0.01)
RMBS	7,799		0.07
CMBS	63		—
Net income attributable to common stockholders	13,726		0.13
Ending Balance	$710,008	109,409	$6.49

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of March 31, 2016 of 109,409,236.

(2)	Includes amortization of stock based compensation.

(3)	Accumulated other comprehensive income (“AOCI”).

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

During the three months ended March 31, 2016, net cash decreased by $22.0 million, as a result of $47.3 million provided by investing activities and $18.5 million of cash provided by operating activities offset by $87.9 million used in financing activities. Our investing activities primarily included $58.9 million in proceeds from sales of investment securities, $24.4 million in principal paydowns received on investment securities available for sale, $34.7 million in principal repayments received on multi-family loans held in securitization trusts, $6.4 million in principal repayments received on residential mortgage loans held in securitization trusts, $47.4 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, partially offset by $29.7 million in purchases of residential mortgage loans and distressed residential mortgage loans and $90.4 million in purchases of investment securities. Our financing activities primarily included $17.0 million in net proceeds from financing arrangements offset by $34.7 million in payments made on multi-family CDOs, $29.5 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $6.7 million in payments made on Residential CDOs, and $33.7 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, until January 2016, we also used FHLBI advances. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At March 31, 2016, we had cash and cash equivalents balances of $39.9 million, which decreased from $62.0 million at December 31, 2015. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of March 31, 2016, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with seven different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of March 31, 2016, we had an aggregate amount at risk under our repurchase agreements with seven counterparties of approximately $55.3 million, with no more than approximately $23.7 million at risk with any single counterparty. At March 31, 2016, the Company had short-term repurchase agreement borrowings of $589.9 million as compared to $577.4 million as of December 31, 2015.

As of March 31, 2016, the Company had $39.9 million in cash and $171.4 million in unencumbered investment securities to meet additional haircut or market valuation requirements, including $96.9 million of RMBS, of which $93.8 million are Agency RMBS, and $74.5 million of CMBS (including $63.7 million of net fair value of certain first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations included in the Consolidated K-Series). The $39.9 million of cash, the $96.9 million in RMBS, $74.5 million of CMBS, and $13.5 million held in overnight deposits in our Agency IO portfolio included in restricted cash (that is available to meet margin calls as it relates to our Agency IO portfolio financing arrangements), which collectively represent 38.1% of our financing arrangements, are liquid and could be monetized to pay down or collateralize the liability immediately.

At March 31, 2016, the Company also had two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $250 million and $100 million, expiring on December 15, 2016 and May 25, 2017, respectively. The outstanding balances under the master repurchase agreement amounted to approximately $218.5 million and $0 at March 31, 2016. The agreement with an aggregate principal amount of $250 million is collateralized by distressed residential mortgage loans with a carrying value of $247.7 million at March 31, 2016.

At March 31, 2016, we also had other longer-term debt, including Residential CDOs outstanding of $110.0 million, multi-family CDOs outstanding of $7.0 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $83.5 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction and (ii) our November 2013 multi-family CMBS collateralized recourse financing transaction, which are described in Note 7 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

As of March 31, 2016, our overall leverage ratio, including both our short- and longer-term financing, such as securitized debt and subordinated debt (and excluding the CDOs issued by the Consolidated K-Series and our Residential CDOs) divided by stockholders’ equity, was approximately 1.1 to 1. As of March 31, 2016, our leverage ratio on our short term financings or callable debt was approximately 0.9 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, Eurodollar or other futures contracts to hedge interest rate risk associated with our investments in Agency RMBS, including Agency IOs.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be compromised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $286.9 million at March 31, 2016, and is included in payable for securities purchased on our condensed consolidated balance sheet.

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

Liquidity — Equity Offerings

In addition to the financing arrangements described above under the caption “Liquidity—Financing Arrangements,” we also rely on secondary equity offerings of common and preferred stock as a source of both short-term and long-term liquidity. We also may generate liquidity through the sale of shares of our common stock in an “at the market” offering program pursuant to an equity distribution agreement, as well as through the sale of shares of our common stock pursuant to our Dividend Reinvestment Plan, or DRIP. Our DRIP provides for the issuance of up to $20,000,000 of shares of our common stock.

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the three months ended March 31, 2016, there were no shares issued under the Equity Distribution Agreements. As of March 31, 2016, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

Management Agreements

We have investment management agreements with RiverBanc, Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. See "- Results of Operations - Comparison of the Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015 - Comparative Expenses" for more information regarding the base management and incentive fee incurred during the three months ended March 31, 2016.

Dividends

On March 18, 2016, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on January 15, 2016 and ended on April 14, 2016. The dividend was paid on April 15, 2016 to our Series B Preferred stockholders of record as of April 1, 2016.

On March 18, 2016, we declared a Series C Preferred Stock cash dividend of $0.4921875 per share of Series C Preferred Stock for the quarterly period that began on January 15, 2016 and ended on April 14, 2016. The dividend was paid on April 15, 2016 to our Series C Preferred stockholders of record as of April 1, 2016.

On March 18, 2016, we declared a 2016 first quarter cash dividend of $0.24 per common share. The dividend was paid on April 25, 2016 to common stockholders of record as of March 28, 2016. The dividend was paid out of our working capital.

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

Exposure to European financial counterparties

We finance the acquisition of a significant portion of our mortgage-backed securities with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowings. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization from 5% of the amount borrowed (in the case of Agency ARM and Agency fixed rate RMBS collateral) and up to 25% (in the case of Agency IOs and CMBS).

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, Cayman Islands Branch, in the amount of $218.5 million at March 31, 2016 with a net exposure of $29.2 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of March 31, 2016 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$5,895
+100	$5,261
-100	$(10,144)

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

Our principal sources of liquidity are repurchase agreements, the CDOs we have issued to finance our loans held in securitization trusts, securitized debt, trust preferred securities, the principal and interest payments from our assets and cash proceeds from the issuance of equity or debt securities (as market and other conditions permit). We believe our existing cash balances and cash flows from operations will be sufficient for our liquidity requirements for at least the next 12 months.

We are subject to “margin call” risk under our repurchase agreements. In the event the value of our assets pledged as collateral suddenly decreases, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. Additionally, if one or more of our repurchase agreement counterparties chooses not to provide ongoing funding, we may be unable to replace the financing through other lenders on favorable terms or at all. As such, we provide no assurance that we will be able to roll over our repurchase agreements as they mature from time to time in the future. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, CMBS and commercial real estate and commercial real estate-related debt investments, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit the exposure of borrower defaults to the Company.

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

With respect to the $537.6 million of distressed residential mortgage loans the Company owned at March 31, 2016, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of March 31, 2016, we own $325.6 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 36.3% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of March 31, 2016, we own approximately $129.9 million of first mortgage loan, mezzanine loan, preferred equity and equity investments backed by residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multifamily and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In the case of our multi-family investments, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of March 31, 2016 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of March 31, 2016, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(94,797)	3.62
+100	$(47,967)	3.21
Base		2.67
-100	$35,772	1.88

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, the Company repurchased 0.1 million shares of common stock at an average price of $4.75 per share in connection with the satisfaction of employee tax withholding obligations upon the vesting of restricted stock awards.

The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended), of our common stock during the three months ended March 31, 2016.

Period		Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum # of Shares that May Yet be Purchased under Plans or Programs
January 1-31, 2016:
Employee Transaction	(1)	—	—	N/A	N/A
February 1-29, 2016:
Employee Transaction	(1)	41,513	$4.78	N/A	N/A
March 1-31, 2016:
Employee Transaction	(1)	11,425	$4.66	N/A	N/A
Total Employee Transactions	(1)	52,938	$4.75	N/A	N/A

(1) The Company's 2010 Plan provides that the value of the shares forfeited be based on the price of its common stock on the date the relevant shares vest.

Item 6. Exhibits

The information set forth under "Exhibit Index" below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: May 5, 2016	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Kristine R. Nario
Kristine R. Nario
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Membership Interest Purchase Agreement, by and among Donlon Family LLC, JMP Investment Holdings LLC, Hypotheca Capital, LLC, RiverBanc LLC and New York Mortgage Trust, Inc., dated May 3, 2016.

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

4.7
Indenture, dated April 15, 2016, by and between NYMT Residential 2016-RP1, LLC and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 19, 2016.)

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

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.