Form 10-Q
period 2016-06-30
NEW YORK MORTGAGE TRUST INC
filed 2016-08-05
CIK 1273685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 5, 2016 was 109,569,315.

NEW YORK MORTGAGE TRUST, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment securities, available for sale, at fair value (including $42,271 and $40,734 held in securitization trusts as of June 30, 2016 and December 31, 2015, respectively and pledged securities of $700,817 and $639,683, as of June 30, 2016 and December 31, 2015, respectively)	$796,489	$765,454
Residential mortgage loans held in securitization trusts, net	106,173	119,921
Distressed residential mortgage loans, net (including $225,370 and $114,214 held in securitization trusts)	543,361	558,989
Multi-family loans held in securitization trusts, at fair value	7,282,145	7,105,336
Derivative assets	291,680	228,775
Cash and cash equivalents	49,941	61,959
Investment in unconsolidated entities	73,839	87,662
Mezzanine loan and preferred equity investments	75,300	44,151
Goodwill	24,782	—
Receivables and other assets	144,432	83,995
Total Assets (1)	$9,388,142	$9,056,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Financing arrangements, portfolio investments	$618,050	$577,413
Financing arrangements, residential mortgage loans	174,798	212,155
Residential collateralized debt obligations	102,597	116,710
Multi-family collateralized debt obligations, at fair value	6,981,813	6,818,901
Securitized debt	244,016	116,541
Derivative liabilities	6,438	1,500
Payable for securities purchased	286,452	227,969
Accrued expenses and other liabilities	61,935	59,527
Subordinated debentures	45,000	45,000
Total liabilities (1)	$8,521,099	$8,175,716
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value, 7.75% Series B cumulative redeemable, $25 liquidation preference per share, 6,000,000 shares authorized, 3,000,000 shares issued and outstanding	$72,397	$72,397
Preferred stock, $0.01 par value, 7.875% Series C cumulative redeemable, $25 liquidation preference per share, 4,140,000 shares authorized, 3,600,000 shares issued and outstanding	86,862	86,862
Common stock, $0.01 par value, 400,000,000 shares authorized, 109,569,315 and 109,401,721 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,096	1,094
Additional paid-in capital	735,220	734,610
Accumulated other comprehensive income (loss)	7,594	(2,854)
Accumulated deficit	(39,202)	(11,583)
Company's stockholders' equity	$863,967	$880,526
Non-controlling interest	$3,076	$—
Total equity	$867,043	$880,526
Total Liabilities and Stockholders' Equity	$9,388,142	$9,056,242

(1)
Our condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs") as the Company is the primary beneficiary of these VIEs. As of June 30, 2016 and December 31, 2015, assets of consolidated VIEs totaled $7,706,398 and $7,413,082, respectively, and the liabilities of consolidated VIEs totaled $7,352,486 and $7,077,175, respectively. See Note 7 for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME:
Investment securities and other	$8,591	$10,196	$17,025	$21,540
Multi-family loans held in securitization trusts	61,769	62,984	125,301	129,284
Residential mortgage loans held in securitization trusts	921	895	1,757	2,075
Distressed residential mortgage loans	8,485	10,325	17,309	20,486
Total interest income	79,766	84,400	161,392	173,385

INTEREST EXPENSE:
Investment securities and other	3,962	3,442	7,811	6,905
Multi-family collateralized debt obligations	55,224	56,992	112,424	117,087
Residential collateralized debt obligations	312	221	615	460
Securitized debt	3,096	2,974	5,227	6,101
Subordinated debentures	508	468	1,009	928
Total interest expense	63,102	64,097	127,086	131,481

NET INTEREST INCOME	16,664	20,303	34,306	41,904

OTHER INCOME (LOSS):
Recovery (provision) for loan losses	42	(112)	688	(548)
Realized gain (loss) on investment securities and related hedges, net	1,761	(1,291)	3,027	(167)
Gain on de-consolidation of multi-family loans held in securitization trust and multi-family collateralized debt obligations	—	—	—	1,483
Realized gain on distressed residential mortgage loans	26	3,614	5,574	4,290
Unrealized (loss) gain on investment securities and related hedges, net	(667)	4,716	(3,159)	(1,012)
Unrealized gain on multi-family loans and debt held in securitization trusts, net	784	5,418	1,602	19,046
Other income	8,125	2,300	11,198	4,586
Total other income	10,071	14,645	18,930	27,678

Base management and incentive fees	2,979	4,141	6,504	11,011
Expenses related to distressed residential mortgage loans	2,740	2,682	5,934	4,566
Other general and administrative expenses	4,217	2,316	6,857	4,408
Total general, administrative and other expenses	9,936	9,139	19,295	19,985

INCOME FROM OPERATIONS BEFORE INCOME TAXES	16,799	25,809	33,941	49,597
Income tax expense	2,366	1,178	2,557	1,423
NET INCOME	$14,433	$24,631	$31,384	$48,174
Net loss attributable to non-controlling interest	2	—	2	—
NET INCOME ATTRIBUTABLE TO COMPANY	$14,435	$24,631	$31,386	$48,174
Preferred stock dividends	(3,225)	(3,087)	(6,450)	(4,540)
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$11,210	$21,544	$24,936	$43,634

Basic income per common share	$0.10	$0.20	$0.23	$0.41
Diluted income per common share	$0.10	$0.20	$0.23	$0.41
Weighted average shares outstanding-basic	109,489	109,252	109,445	107,380
Weighted average shares outstanding-diluted	109,489	109,252	109,445	107,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$11,210	$21,544	$24,936	$43,634
OTHER COMPREHENSIVE INCOME
Increase (decrease) in fair value of available for sale securities	3,713	(3,490)	11,575	(353)
Reclassification adjustment for net gain included in net income	—	(9,063)	—	(9,063)
(Decrease) increase in fair value of derivative instruments utilized for cash flow hedges	(225)	99	(1,127)	(1,162)
OTHER COMPREHENSIVE INCOME (LOSS)	3,488	(12,454)	10,448	(10,578)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMPANY'S COMMON STOCKHOLDERS	$14,698	$9,090	$35,384	$33,056

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)
(unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Company Stockholders' Equity	Non-Controlling Interest	Total
Balance, December 31, 2015	$1,094	$159,259	$734,610	$(11,583)	$(2,854)	$880,526	$—	$880,526
Net income (loss)	—	—	—	31,386	—	31,386	(2)	31,384
Stock issuance, net	2	—	610	—	—	612	—	612
Dividends declared on common and preferred stock	—	—	—	(59,005)	—	(59,005)	—	(59,005)
Increase in fair value on available for sale securities	—	—	—	—	11,575	11,575	—	11,575
Decrease in fair value of derivative instruments utilized for cash flow hedges	—	—	—	—	(1,127)	(1,127)	—	(1,127)
Increase in non-controlling interest related to consolidation of interest in a limited liability company	—	—	—	—	—	—	3,078	3,078
Balance, June 30, 2016	$1,096	$159,259	$735,220	$(39,202)	$7,594	$863,967	$3,076	$867,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$31,384	$48,174
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion)	3,745	(1,298)
Realized (gain) loss on investment securities and related hedges, net	(3,027)	167
Realized gain on distressed residential mortgage loans	(5,574)	(4,290)
Unrealized loss on investment securities and related hedges, net	3,159	1,012
Gain on de-consolidation of multi-family loans held in securitization trusts and multi-family collateralized debt obligations	—	(1,483)
Gain on remeasurement of existing membership interest in businesses acquired	(5,045)	—
Gain on bargain purchase on businesses acquired	(65)	—
Unrealized gain on loans and debt held in multi-family securitization trusts	(1,602)	(19,046)
Net decrease in loans held for sale	432	10
(Recovery of) provision for loan losses	(688)	548
Income from investments in limited partnerships and limited liability companies	(8,794)	(5,856)
Distributions of income from investments in limited partnership and limited liability companies	9,602	3,924
Amortization of stock based compensation, net	514	458
Changes in operating assets and liabilities:
Receivables and other assets	(1,060)	6,919
Accrued expenses and other liabilities	1,035	(14,667)
Net cash provided by operating activities	24,016	14,572

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	(28,455)	—
Restricted cash	(34,934)	3,167
Proceeds from sales of investment securities	177,874	—
Purchases of investment securities	(274,623)	(5,265)
Redemption (purchases) of FHLBI stock	5,423	(5,445)
Purchases of other assets	(81)	(6)
Funding of mezzanine loans, equity and preferred equity investments	(8,430)	(25,101)
Net proceeds (payments) on other derivative instruments settled during the period	2,996	(2,178)
Principal repayments received on residential mortgage loans held in securitization trusts	13,245	11,634
Principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans	57,562	51,115
Principal repayments received on multi-family loans held in securitization trusts	58,994	37,701
Principal paydowns on investment securities - available for sale	58,602	37,748
Proceeds from sale of real estate owned	1,000	547
Purchases of residential mortgage loans and distressed residential mortgage loans	(46,595)	(30,038)
Proceeds from sales of loans held in multi-family securitization trusts	—	44,261
Net cash (used in) provided by investing activities	(17,422)	118,140

Cash Flows from Financing Activities:
Net Proceeds from (payments made on) financing arrangements, including FHLBI advances and payments	3,280	(68,514)
Proceeds from issuance of securitized debt	167,724	—
Common stock issuance, net	98	31,832
Preferred stock issuance, net	—	86,862
Dividends paid on common stock	(52,515)	(57,523)
Dividends paid on preferred stock	(6,450)	(2,906)
Payments made on residential collateralized debt obligations	(14,171)	(12,334)
Payments made on multi-family collateralized debt obligations	(58,987)	(37,694)
Payments made on securitized debt	(41,336)	(41,572)
Redemption of preferred equity	(16,255)	—
Net cash used in financing activities	(18,612)	(101,849)
Net (Decrease) Increase in Cash and Cash Equivalents	(12,018)	30,863
Cash and Cash Equivalents - Beginning of Period	61,959	75,598
Cash and Cash Equivalents - End of Period	$49,941	$106,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollar amounts in thousands)
(unaudited)

Supplemental Disclosure:
Cash paid for interest	$150,569	$157,462
Cash paid for income taxes	$1,555	$2,300
Non-Cash Investment Activities:
Sales of investment securities not yet settled	$—	$121,508
Purchase of investment securities not yet settled	$286,452	$389,097
Deconsolidation of multi-family loans held in securitization trusts	$—	$1,075,529
Deconsolidation of multi-family collateralized debt obligations	$—	$1,031,268
Non-Cash Financing Activities:
Dividends declared on common stock to be paid in subsequent period	$26,296	$29,538
Dividends declared on preferred stock to be paid in subsequent period	$3,225	$3,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEW YORK MORTGAGE TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

1.	Organization

New York Mortgage Trust, Inc., together with its consolidated subsidiaries ("NYMT," "we," "our," or the “Company"), is a real estate investment trust, or REIT, in the business of acquiring, investing in, financing and managing primarily mortgage-related assets and financial assets. Our objective is to deliver stable distributions to our stockholders over diverse economic conditions through a combination of income generated by net interest margin and net realized capital gains from our diversified investment portfolio. Our portfolio includes residential mortgage loans, including loans sourced from distressed markets, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity securities issued by entities that invest in residential and commercial real estate, Agency RMBS consisting of fixed-rate, adjustable-rate and hybrid adjustable-rate RMBS and Agency IOs consisting of interest only and inverse interest-only RMBS that represent the right to the interest component of the cash flow from a pool of mortgage loans and certain other investments in mortgage-related and financial assets.

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

Basis of Presentation – The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2016, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, the accompanying condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, the accompanying condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2016 and the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Reclassifications – Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to current period presentation.

Business Combinations – The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.

Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income.

Net cash paid to acquire a business is classified as investing activities on the accompanying condensed consolidated statements of cash flows.

On May 16, 2016, the Company acquired the outstanding membership interests in RiverBanc LLC ("RiverBanc"), RB Multifamily Investors LLC ("RBMI"), and RB Development Holding Company, LLC ("RBDHC") that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100% (see Note 19).

Principles of Consolidation and Variable Interest Entities – The accompanying condensed consolidated financial statements of the Company include the accounts of all its subsidiaries which are majority-owned, controlled by the Company or a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interest income on certain of our credit sensitive securities, such as our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.

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

The Company accounts for debt securities that are of high credit quality (generally those rated AA or better by a Nationally Recognized Statistical Rating Organization, or NRSRO) at date of acquisition in accordance with ASC 320-10, Investments - Debt and Equity Securities ("ASC 320-10"). The Company accounts for debt securities that are not of high credit quality (i.e., those whose risk of loss is less than remote) or securities that can be contractually prepaid such that we would not recover our initial investment at the date of acquisition in accordance with ASC 325-40, Investments - Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company considers credit ratings, the underlying credit risk and other market factors in determining whether the debt securities are of high credit quality; however, securities rated lower than AA or an equivalent rating are not considered of high credit quality and are accounted for in accordance with ASC 325-40. If ratings are inconsistent among NRSROs, the Company uses the lower rating in determining whether the securities are of high credit quality.

The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary” by applying the guidance prescribed in ASC 320-10. When the fair value of an investment security is less than its amortized cost as of the reporting balance sheet date, the security is considered impaired.  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then it must recognize an other-than-temporary impairment through earnings equal to the entire difference between the investment’s amortized cost and its fair value as of the balance sheet date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the other-than-temporary impairment related to credit losses is recognized through earnings with the remainder recognized as a component of other comprehensive income (loss) on the accompanying condensed consolidated balance sheets. Impairments recognized through other comprehensive income (loss) do not impact earnings. Following the recognition of an other-than-temporary impairment through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings. However, other-than-temporary impairments recognized through earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income. The determination as to whether an other-than-temporary impairment exists and, if so, the amount considered other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment as well the Company’s estimates of the future performance and cash flow projections. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

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

Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Acquired distressed residential mortgage loans are recorded at fair value at the date of acquisition, with no allowance for loan losses. Under ASC 310-30, the acquired loans may be accounted for individually or aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance.

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

Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are comprised of multi-family mortgage loans held in 5 Freddie Mac-sponsored multi-family K-Series securitizations (the “Consolidated K-Series”) as of June 30, 2016 and December 31, 2015. Based on a number of factors, we determined that we were the primary beneficiary of each VIE within the Consolidated K-Series, met the criteria for consolidation and, accordingly, have consolidated these Freddie Mac-sponsored multi-family K-Series securitizations, including their assets, liabilities, income and expenses in our financial statements. The Company has elected the fair value option on each of the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations be reflected in the Company's accompanying condensed consolidated statement of operations. The Company has adopted ASU 2014-13 effective January 1, 2016, which updates the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities, or CFEs. The update allows the Company to measure both the financial assets and financial liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the Company’s securitization trusts are considered qualifying CFEs, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its multi-family collateralized debt obligations and its retained interests from these securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable.

Interest income is accrued and recognized as revenue when earned according to the terms of the multi-family loans and when, in the opinion of management, it is collectible. The accrual of interest on multi-family loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. The multi-family loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

Management evaluates the collectibility of both interest and principal of each of these loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. Interest income is accrued and recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. The accrual of interest on loans is discontinued when, in management’s opinion, the interest is not collectible in the normal course of business, but in all cases when payment becomes greater than 90 days delinquent. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

The Company had mezzanine loan and preferred equity investments accounted for as loans in the amounts of $75.3 million and $44.2 million as of June 30, 2016 and December 31, 2015, respectively.

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

Investment in Unconsolidated Entities – Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method or the cost method. In circumstances where the Company has a non-controlling interest but either owns a significant interest or is able to exert influence over the affairs of the enterprise, the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings or preferred return and decreased for cash distributions and a proportionate share of the entity’s losses. Management periodically reviews its investments for impairment based on projected cash flows from the entity over the holding period. When any impairment is identified, the investments are written down to recoverable amounts. The Company had investment in unconsolidated entities accounted for under the equity method in the amounts of $10.7 million and $20.1 million as of June 30, 2016 and December 31, 2015, respectively.

The Company may elect the fair value option for an investment in an unconsolidated entity that is accounted for using the equity method. The Company elected the fair value option for certain investments in unconsolidated entities that own interests (directly or indirectly) in commercial and residential real estate assets because the Company determined that such presentation represents the underlying economics of the respective investment. The Company records the change in fair value of its investment in other income in the condensed consolidated statements of operations. The Company had investments in unconsolidated entities at fair value option included in investment in unconsolidated entities in the amounts of $63.1 million and $67.6 million as of June 30, 2016 and December 31, 2015, respectively.

Investments in unconsolidated entities accounted at fair value consist of the following as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	June 30, 2016		December 31, 2015
Investment Name	Ownership Interest	Carrying Amount	Ownership Interest	Carrying Amount
RB Development Holding Company, LLC (1) ("RBDHC")	—	—	63%	$1,927
RB Multifamily Investors LLC (1) (2)("RBMI")	—	—	70%	$56,891
Morrocroft Neighborhood Stabilization Fund II, LP	11%	$10,579	13%	$8,753
Evergreens JV Holdings, LLC (3)	85%	$3,700	—	—
Bent Tree JV Holdings, LLC (3)	78%	$9,780	—	—
Summerchase LR Partners LLC (3)	80%	$4,360	—	—
Lake Mary Realty Partners, LLC (3)	80%	$10,350	—	—
The Preserve at Port Royal Venture, LLC (3)	77%	$11,910	—	—
WR Savannah Holdings, LLC (3)	90%	$12,340	—	—
RB Distressed Investors LLC	9.3%	$36	—	—

(1)
As of May 16, 2016, RBDHC and RBMI became wholly-owned subsidiaries of the Company as a result of the Company's acquisition of the remaining ownership interests in those entities held by other unaffiliated entities (see Note 19).

(2)	As of December 31, 2015, includes the Company's preferred and common equity interests in this entity.

(3)	Investments held by RBMI that are consolidated into the Company's financial statements beginning May 16, 2016.

The following table presents income (loss) from investments in unconsolidated entities accounted at fair value for the three and six months ended June 30, 2016 and June 30, 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Name	2016	2015	2016	2015
RB Development Holding Company, LLC	—	$(27)	$107	$8
RB Multifamily Investors LLC	$506	1,680	2,262	2,827
Morrocroft Neighborhood Stabilization Fund II, LP	234	—	591	9
Evergreens JV Holdings, LLC	10	—	10	0
Bent Tree JV Holdings, LLC	100	—	100	0
Summerchase LR Partners LLC	10	—	10	0
Lake Mary Realty Partners, LLC	20	—	20	0
The Preserve at Port Royal Venture, LLC	100	—	100	0
WR Savannah Holdings, LLC	60	—	60	0
RB Distressed Investors LLC	—	—	—	—

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

Real Estate Under Development – The Company's expenditures which directly relate to the acquisition, development, construction and improvement of properties are capitalized, at cost. During the development period, which culminates once a property is substantially complete and ready for intended use, operating and carrying costs such as interest expense, real estate taxes, insurance and other direct costs are capitalized. Advertising and general administrative costs that do not relate to the development of a property are expensed as incurred. Real estate under development as of June 30, 2016 and December 31, 2015 of $15.6 million and $0, respectively, is included in receivables and other assets on the condensed consolidated balance sheets.
The Company periodically evaluates its long-lived assets for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company's ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment is warranted. If impairment indicators exist for long-lived assets to be held and used, and the expected future undiscounted cash flows are less than the carrying amount of the asset, then the Company will record an impairment loss for the difference between the fair value of the asset and its carrying amount. If the asset is to be disposed of, then an impairment loss is recognized for the difference between the estimated fair value of the asset, less costs to sell, and its carrying amount.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits. The Company maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Goodwill – Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity. Goodwill is not amortized but tested for impairment annually or more frequently if events or circumstances indicate that goodwill may be impaired. Goodwill of $24.8 million as of June 30, 2016 relates to the Company's multifamily investment reporting unit.

Goodwill is measured for impairment by initially performing a qualitative screen and, if necessary, then comparing fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, a second step is performed to determine the implied fair value of goodwill. If the implied fair value of goodwill is lower than its carrying value, an impairment charge equal to the difference is recorded.

Intangible Assets – Intangible assets consisting of acquired trade name, acquired technology, and employee non-compete agreements with useful lives ranging from 1 to 15 years are included in receivables and other assets on the condensed consolidated balance sheets. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The useful lives of intangible assets are evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life.

Receivables and Other Assets – Receivables and other assets as of June 30, 2016 and December 31, 2015 include restricted cash held by third parties of $55.7 million and $20.8 million, respectively. Included in restricted cash is $39.7 million and $11.6 million held in our Agency IO portfolio to be used for trading purposes and $10.6 million and $8.2 million held by counterparties as collateral for hedging instruments as of June 30, 2016 and December 31, 2015, respectively. Interest receivable on multi-family loans held in securitization trusts is also included in the amounts of $23.6 million and $24.6 million as of June 30, 2016 and December 31, 2015, respectively.

Financing Arrangements, Portfolio Investments – The Company finances the majority of its investment securities available for sale using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings and are carried at their contractual amounts, as specified in the respective agreements. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR.

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

Financing Arrangements, Residential Mortgage Loans – The Company finances a portion of its residential mortgage loans, including its distressed residential mortgage loans, through a repurchase agreement expiring within12 to 15 months. The borrowing under the repurchase agreement bears an interest rate of a specified margin over one-month LIBOR. The repurchase agreement is treated as a collateralized financing transaction and is carried at the contractual amounts, as specified in the respective agreement. Costs related to the establishment of the repurchase agreement which include underwriting, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.4 million as of June 30, 2016 and $2.3 million as of December 31, 2015. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

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

Costs related to issuance of securitized debt which include underwriting, rating agency, legal, accounting and other fees are reflected as deferred charges. Such costs are presented as a deduction from the corresponding debt liability on the Company’s accompanying condensed consolidated balance sheets in the amount of $1.8 million and $1.0 million as of June 30, 2016 and December 31, 2015, respectively. These deferred charges are amortized as an adjustment to interest expense using the effective interest method, or straight line-method, if the result is not materially different.

Derivative Financial Instruments – In accordance with ASC 815, Derivatives and Hedging, the Company records derivative financial instruments on its consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they qualify for hedge accounting treatment.

In connection with our investment in Agency IOs, the Company uses several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and TBAs to hedge the interest rate risk, as well as spread risk associated with these investments. The Company also purchases, or sells short, To-Be-Announced securities (“TBAs”) through its Agency IO portfolio. TBAs are forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “To-Be-Announced.” Pursuant to these TBA transactions, we agree to purchase or sell, for future settlement, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For TBA contracts that we have entered into, we have not asserted that physical settlement is probable, therefore we have not designated these forward commitments as hedging instruments. The use of TBAs, futures, options on futures and interest rate swaps in our Agency IO portfolio hedge the overall risk profile of investment securities in the portfolio. The derivative instruments in our Agency IO portfolio are not designated as hedging instruments, therefore realized and unrealized gains and losses associated with these derivative instruments are recognized through earnings and reported as part of the other income (loss) category in the Company's condensed consolidated statements of operations.

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

Manager Compensation – We are a party to separate investment management agreements with Headlands Asset Management LLC (“Headlands”) and The Midway Group, LP (“Midway”), with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans and Midway providing investment management services with respect to our investments in Agency IOs. These investment management agreements provide for the payment to our investment managers of a management fee, incentive fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred.

Other Comprehensive Income (Loss) – The Company’s comprehensive income/(loss) attributable to the Company's common stockholders includes net income, the change in net unrealized gains/(losses) on its available for sale securities and its derivative hedging instruments, currently comprised of interest rate swaps, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of accumulated other comprehensive income/(loss) for available for sale securities, reduced by dividends declared on the Company’s preferred stock and increased for net loss attributable to non-controlling interest.

Employee Benefits Plans – The Company sponsors a defined contribution plan (the “Plan”) for all eligible domestic employees. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company made $0.1 million in contributions to the Plan for the three and six months ended June 30, 2016. The Company made no contributions to the Plan for the three and six months ended June 30, 2015.

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

ASC 740, Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. In situations involving uncertain tax positions related to income tax matters, we do not recognize benefits unless it is more likely than not that they will be sustained. ASC 740 was applied to all open taxable years as of the effective date. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based on factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense.

Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company's common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

Financial Instruments —Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

3.	Investment Securities Available For Sale

Investment securities available for sale consisted of the following as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	June 30, 2016				December 31, 2015
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Agency RMBS (1)
Agency ARMs
Freddie Mac	$44,256	$254	$(149)	$44,361	$62,383	$41	$(770)	$61,654
Fannie Mae	83,028	396	(197)	83,227	92,605	121	(1,334)	91,392
Ginnie Mae	7,114	—	(232)	6,882	20,172	55	(260)	19,967
Total Agency ARMs	134,398	650	(578)	134,470	175,160	217	(2,364)	173,013
Agency Fixed Rate
Freddie Mac	27,992	5	(165)	27,832	31,076	—	(719)	30,357
Fannie Mae	348,547	139	(4,198)	344,488	380,684	—	(12,149)	368,535
Ginnie Mae	507	—	(3)	504	25,923	9	(111)	25,821
Total Agency Fixed Rate	377,046	144	(4,366)	372,824	437,683	9	(12,979)	424,713
Agency IOs (1)
Freddie Mac	23,185	628	(5,076)	18,737	28,970	680	(4,471)	25,179
Fannie Mae	37,709	1,052	(8,783)	29,978	39,603	433	(6,341)	33,695
Ginnie Mae	64,236	2,420	(9,361)	57,295	63,050	511	(7,045)	56,516
Total Agency IOs	125,130	4,100	(23,220)	106,010	131,623	1,624	(17,857)	115,390
Total Agency RMBS	636,574	4,894	(28,164)	613,304	744,466	1,850	(33,200)	713,116
Non-Agency RMBS	110,349	280	(258)	110,371	1,727	51	(211)	1,567
U.S. Treasury securities (1)	7,982	15	—	7,997	10,113	—	(76)	10,037
CMBS (2)	52,274	12,603	(60)	64,817	28,692	12,042	—	40,734
Total investment securities available for sale	$807,179	$17,792	$(28,482)	$796,489	$784,998	$13,943	$(33,487)	$765,454

(1)	Included in investment securities available for sale are Agency IOs, Agency RMBS and U.S. Treasury securities managed by Midway that are measured at fair value through earnings.

(2)	Included in CMBS is $42.3 million and $40.7 million of investment securities for sale held in securitization trusts as of June 30, 2016 and December 31, 2015, respectively.

Realized Gain or Loss Activity

During the three and six months ended June 30, 2016, the Company received proceeds of approximately $117.1 million and $177.9 million on sales of investment securities available for sale realizing a loss of approximately $0.5 million and $0.9 million, respectively. During the three and six months ended June 30, 2015, the Company received proceeds of approximately $34.5 million, realizing approximately $3.2 million of net gains, from the sale of investment securities available for sale.

Weighted Average Life

Actual maturities of our available for sale securities are generally shorter than stated contractual maturities (with maturities up to 30 years), as they are affected by periodic payments and prepayments of principal on the underlying mortgages. As of June 30, 2016 and December 31, 2015, based on management’s estimates using the three month historical constant prepayment rate (“CPR”), the weighted average life of the Company’s available for sale securities portfolio was approximately 4.0 years and 5.0 years, respectively.

The following table sets forth the weighted average lives our investment securities available for sale as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Weighted Average Life	June 30, 2016	December 31, 2015
0 to 5 years	$652,280	$518,594
Over 5 to 10 years	141,421	219,747
10+ years	2,788	27,113
Total	$796,489	$765,454

Portfolio Interest Reset Periods

The following tables set forth the stated reset periods of our investment securities available for sale and investment securities available for sale held in securitization trusts at June 30, 2016 and December 31, 2015 at carrying value (dollar amounts in thousands):

	June 30, 2016				December 31, 2015
	Less than 6 months	6 to 24 months	More than 24 months	Total	Less than 6 months	6 to 24 months	More than 24 months	Total
Agency RMBS	$71,056	$29,767	$512,481	$613,304	$92,693	$44,700	$575,723	$713,116
Non-Agency RMBS	1,320	—	109,051	110,371	188	1,379	—	1,567
U.S. Treasury securities	7,997	—	—	7,997	10,037	—	—	10,037
CMBS	22,546	—	42,271	64,817	—	—	40,734	40,734
Total investment securities available for sale	$102,919	$29,767	$663,803	$796,489	$102,918	$46,079	$616,457	$765,454

Unrealized Losses in OCI

The following tables present the Company's investment securities available for sale in an unrealized loss position reported through OCI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

June 30, 2016	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$4,478	$(25)	$375,146	$(4,916)	$379,624	$(4,941)
Non-Agency RMBS	21,114	(128)	148	(130)	$21,262	$(258)
CMBS	10,269	(60)	—	—	$10,269	$(60)
Total investment securities available for sale	$35,861	$(213)	$375,294	$(5,046)	$411,155	$(5,259)

December 31, 2015	Less than 12 Months		Greater than 12 months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
Agency RMBS	$71,587	$(688)	$476,157	$(14,497)	$547,744	$(15,185)
Non-Agency RMBS	771	—	796	(211)	$1,567	$(211)
Total investment securities available for sale	$72,358	$(688)	$476,953	$(14,708)	$549,311	$(15,396)

Other than Temporary Impairment

For the three and six months ended June 30, 2016 and 2015, the Company recognized no other-than-temporary impairment through earnings.

4.	Residential Mortgage Loans Held in Securitization Trusts (Net) and Real Estate Owned

Residential mortgage loans held in securitization trusts (net) consist of the following as of June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	June 30, 2016	December 31, 2015
Unpaid principal balance	$109,214	$122,545
Deferred origination costs – net	691	775
Reserve for loan losses	(3,732)	(3,399)
Total	$106,173	$119,921

Allowance for Loan Losses - The following table presents the activity in the Company's allowance for loan losses on residential mortgage loans held in securitization trusts for the six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$3,399	$3,631
Provisions for loan losses	409	656
Transfer to real estate owned	—	1
Charge-offs	(76)	(196)
Balance at the end of period	$3,732	$4,092

On an ongoing basis, the Company evaluates the adequacy of its allowance for loan losses. The Company’s allowance for loan losses as of June 30, 2016 was $3.7 million, representing 342 basis points of the outstanding principal balance of residential loans held in securitization trusts, as compared to 277 basis points as of December 31, 2015. As part of the Company’s allowance for loan loss adequacy analysis, management will assess an overall level of allowances while also assessing credit losses inherent in each non-performing residential mortgage loan held in securitization trusts. These estimates involve the consideration of various credit related factors, including but not limited to, current housing market conditions, current loan to value ratios, delinquency status, the borrower’s current economic and credit status and other relevant factors.

Real Estate Owned – The following table presents the activity in the Company’s real estate owned held in residential securitization trusts for the six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$411	$965
Write downs	—	—
Transfer from/(to) mortgage loans held in securitization trusts	—	(192)
Disposal	(339)	(362)
Balance at the end of period	$72	$411

Real estate owned held in residential securitization trusts are included in receivables and other assets on the accompanying condensed consolidated balance sheets and write downs are included in provision for loan losses in the accompanying condensed consolidated statements of operations for reporting purposes.

All of the Company’s mortgage loans and real estate owned held in residential securitization trusts are pledged as collateral for the Residential CDOs issued by the Company. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between (i) the carrying amount of the mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.4 million and $4.4 million as of June 30, 2016 and December 31, 2015, respectively.

Delinquency Status of Our Residential Mortgage Loans Held in Securitization Trusts

As of June 30, 2016, we had 30 delinquent loans with an aggregate principal amount outstanding of approximately $12.4 million categorized as residential mortgage loans held in securitization trusts (net), of which $11.6 million, or 94%, are under some form of temporary modified payment plan. The table below shows delinquencies in our portfolio of residential mortgage loans held in securitization trusts, including REO through foreclosure, as of June 30, 2016 (dollar amounts in thousands):

June 30, 2016

Days Late	Number of Delinquent Loans	Total Unpaid Principal	% of Loan Portfolio
30 - 60	—	$—	—%
61 - 90	1	$118	0.11%
90 +	29	$12,277	11.22%
Real estate owned through foreclosure	1	$168	0.15%

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

The geographic concentrations of credit risk exceeding 5% of the total loan balances in our residential mortgage loans held in securitization trusts and real estate owned held in residential securitization trusts as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
New York	35.2%	35.6%
Massachusetts	19.9%	20.7%
New Jersey	10.3%	11.1%
Florida	8.5%	7.7%
Connecticut	7.1%	6.5%
Maryland	5.1%	4.9%

5.	Distressed Residential Mortgage Loans

As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, amounts to approximately $543.4 million and $559.0 million, respectively.

The Company considers its purchase price for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, to be at fair value at the date of acquisition. The Company only establishes an allowance for loan losses subsequent to acquisition.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the distressed residential mortgage loans acquired during the six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	June 30, 2016	June 30, 2015
Contractually required principal and interest	$88,907	$70,630
Non-accretable yield	(7,470)	(3,997)
Expected cash flows to be collected	81,437	66,633
Accretable yield	(43,613)	(37,225)
Fair value at the date of acquisition	$37,824	$29,408

The following table details activity in accretable yield for the distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, for the six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	June 30, 2016	June 30, 2015
Balance at beginning of period	$579,009	$640,416
Additions	51,288	44,485
Disposals	(71,137)	(34,897)
Accretion	(17,301)	(20,486)
Balance at end of period (1)	$541,859	$629,518

(1)
Accretable yield is the excess of the distressed residential mortgage loans’ cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Deletions include distressed residential mortgage loan dispositions, which include refinancing, sale and foreclosure of the underlying collateral and resulting removal of the distressed residential mortgage loans from the accretable yield, and reclassifications from accretable to nonaccretable yield. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on various estimates regarding loan performance and the value of the underlying real estate securing the loans. As the Company continues to update its estimates regarding the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the six-month period ended June 30, 2016 and 2015 is not necessarily indicative of future results.

The geographic concentrations of credit risk exceeding 5% of the unpaid principal balance of our distressed residential mortgage loans, including distressed residential mortgage loans held in securitization trusts, as of June 30, 2016 and December 31, 2015, respectively, are as follows:

	June 30, 2016	December 31, 2015
Florida	11.9%	12.6%
California	8.3%	7.7%
North Carolina	8.0%	8.1%
Georgia	6.1%	6.1%
Maryland	5.2%	5.4%
New York	5.0%	5.2%

The Company's distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $225.4 million and $114.2 million at June 30, 2016 and December 31, 2015, respectively, are pledged as collateral for certain of the Securitized Debt issued by the Company (see Note 7). In addition, distressed residential mortgage loans with a carrying value of approximately $256.4 million and $307.0 million at June 30, 2016 and December 31, 2015, respectively, are pledged as collateral for a Master Repurchase Agreement with Deutsche Bank AG, Cayman Islands Branch (see Note 10).

6.	Consolidated K-Series

The Company has elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in the Company's condensed consolidated statements of operations. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and/or certain IOs issued by certain K-Series securitizations with an aggregate net carrying value of $300.3 million and $286.4 million at June 30, 2016 and December 31, 2015, respectively (see Note 7). The Consolidated K-Series is comprised of five K-Series securitizations as of June 30, 2016 and December 31, 2015.

The condensed consolidated balance sheets of the Consolidated K-Series at June 30, 2016 and December 31, 2015, respectively, are as follows (dollar amounts in thousands):

Balance Sheets	June 30, 2016	December 31, 2015
Assets
Multi-family loans held in securitization trusts	$7,282,145	$7,105,336
Receivables	23,618	24,579
Total Assets	$7,305,763	$7,129,915
Liabilities and Equity
Multi-family CDOs	$6,981,813	$6,818,901
Accrued expenses	23,523	24,483
Total Liabilities	7,005,336	6,843,384
Equity	300,427	286,531
Total Liabilities and Equity	$7,305,763	$7,129,915

The multi-family loans held in securitization trusts had an unpaid principal balance of approximately $6.8 billion at June 30, 2016 and December 31, 2015. The multi-family CDOs had an unpaid principal balance of approximately $6.8 billion at June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the current weighted average interest rate on these multi-family CDOs was 4.11% and 3.98%, respectively.

The Company does not have any claims to the assets or obligations for the liabilities of the Consolidated K-Series (other than those securities represented by our first loss tranche securities). We have elected the fair value option for the Consolidated K-Series. The net fair value of our investment in the Consolidated K-Series, which represents the difference between the carrying values of multi-family loans held in securitization trusts less the carrying value of multi-family CDOs, approximates the fair value of our underlying securities. The fair value of our underlying securities is determined using the same valuation methodology as our CMBS investments available for sale (see Note 14).

The condensed consolidated statements of operations of the Consolidated K-Series for the three and six months ended June 30, 2016 and 2015, respectively, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2016	2015	2016	2015
Interest income	$61,769	$62,984	$125,301	$129,284
Interest expense	55,224	56,992	112,424	117,087
Net interest income	6,545	5,992	12,877	12,197
Unrealized gain on multi-family loans and debt held in securitization trusts, net	784	5,418	1,602	19,046
Net Income	$7,329	$11,410	$14,479	$31,243

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to our CMBS investments included in investment securities available for sale and multi-family loans held in securitization trusts as of June 30, 2016 and December 31, 2015, respectively, are as follows:

	June 30, 2016	December 31, 2015
California	13.9%	13.8%
Texas	12.4%	12.3%
New York	8.1%	8.0%
Maryland	5.3%	5.2%

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

The Company has entered into resecuritization and financing transactions which required the Company to analyze and determine whether the SPEs that were created to facilitate the transactions are VIEs in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. The Company evaluated the following resecuritization and financing transactions: 1) its Residential CDOs completed in 2005; 2) its multi-family CMBS re-securitization transaction completed in May 2012; 3) its collateralized recourse financing transactions completed in November 2013 and 4) its distressed residential mortgage loan securitization transactions completed in December 2012, July 2013, September 2013 and April 2016 (each a “Financing VIE” and collectively, the “Financing VIEs”) and concluded that the entities created to facilitate each of the transactions are VIEs and that the Company is the primary beneficiary of these VIEs. Accordingly, the Company consolidated the Financing VIEs as of June 30, 2016.

The Company invests in multi-family CMBS consisting of PO securities that represent the first loss tranche of the securitizations from which they were issued, and certain IOs issued from Freddie Mac-sponsored multi-family K-Series securitization trusts. The Company has evaluated these CMBS investments in Freddie Mac-sponsored K-Series securitization trusts to determine whether they are VIEs and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that five Freddie Mac-sponsored multi-family K-Series securitization trusts as of June 30, 2016 and December 31, 2015, respectively, are VIEs. The Company also determined that it is the primary beneficiary of each VIE within the Consolidated K-Series and, accordingly, has consolidated its assets, liabilities, income and expenses in the accompanying consolidated financial statements (see Notes 2 and 6). One of the Company’s multi-family CMBS investments included in the Consolidated K-Series (herein referred to as a "Non-Financed VIE") is not subject to any financing as of June 30, 2016 and December 31, 2015, respectively.

In analyzing whether the Company is primary beneficiary of the Consolidated K-Series and the Financing VIEs, the Company considered its involvement in each of the VIEs, including the design and purpose of each VIE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of the VIEs. In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

On May 16, 2016, the Company acquired the remaining outstanding membership interests in RBDHC, resulting in 100% ownership. RBDHC owns 50% of Kiawah River View Investors LLC ("KRVI"), a limited liability company that owns developed land and residential homes under development in Kiawah Island, SC, for which RiverBanc is the manager. The Company has evaluated KRVI to determine if it is a VIE and if so, whether the Company is the primary beneficiary requiring consolidation. The Company has determined that KRVI is a VIE for which RBDHC is the primary beneficiary as the Company, collectively through its wholly-owned subsidiaries RiverBanc and RBDHC, has both the power to direct the activities that most significantly impact the economic performance of KRVI and has a right to receive benefits or absorb losses of KRVI that could be potentially significant to KRVI. Accordingly, the Company has consolidated KRVI in its condensed consolidated financial statements with a non-controlling interest for the third-party ownership of KRVI membership interests.

The Consolidated K-Series, the Financing VIEs, and KRVI are collectively referred to in this footnote as "Consolidated VIEs".

The following tables present a summary of the assets and liabilities of these Consolidated VIEs as of June 30, 2016 and December 31, 2015, respectively. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs as of June 30, 2016 (dollar amounts in thousands):

	Financing VIEs				Other VIEs
	Multi-family CMBS re- securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization(3)	Residential Mortgage Loan Securitization	Non-financed VIE - Multi- family CMBS (2)	Other	Total
Cash and cash equivalents	$—	$—	$—	$—	$—	$852	$852
Investment securities available for sale, at fair value held in securitization trusts	42,271	—	—	—	—	—	42,271
Residential mortgage loans held in securitization trusts (net)	—	—	—	106,173	—	—	106,173
Distressed residential mortgage loans held in securitization trust, (net)	—	—	225,370	—	—	—	225,370
Multi-family loans held in securitization trusts, at fair value	1,251,124	4,784,427	—	—	1,246,594	—	7,282,145
Receivables and other assets	4,316	14,467	8,696	810	5,238	16,060	49,587
Total assets	$1,297,711	$4,798,894	$234,066	$106,983	$1,251,832	$16,912	$7,706,398

Residential collateralized debt obligations	$—	$—	$—	$102,597	$—	$—	$102,597
Multi-family collateralized debt obligations, at fair value	1,193,483	4,607,016	—	—	1,181,314	—	6,981,813
Securitized debt	27,961	55,751	160,304	—	—	—	244,016
Accrued expenses and other liabilities	4,296	14,148	287	17	5,238	74	24,060
Total liabilities	$1,225,740	$4,676,915	$160,591	$102,614	$1,186,552	$74	$7,352,486

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

(2)
The multi-family CMBS serving as collateral under the November 2013 collateralized recourse financing are comprised of securities issued from three separate Freddie Mac-sponsored multi-family K-Series securitizations. The Financing VIE consolidated these K-Series securitizations, including their assets, liabilities, income and expenses, in its financial statements as based on a number of factors, the Company determined that it was the primary beneficiary and has a controlling financial interest in such K-Series securitizations (see Note 6). One of the Company’s Freddie Mac-sponsored multi-family K-Series securitizations included in the Consolidated K-Series is not subject to any financing as of June 30, 2016.

(3)
The Company engaged in these transactions for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financings are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances are related to a securitization transaction that closed in April 2016 that involved the issuance of $177.5 million of Class A Notes representing the beneficial ownership in a pool of performing and re-performing seasoned mortgage loans having an aggregate principal balance of approximately $282.8 million. The Company holds 5% of the Class A Notes issued as part of the securitization transaction. The Company has repaid the outstanding notes from its distressed residential mortgage loan securitizations completed in December 2012, July 2013 and September 2013 as of June 30, 2016. In connection with the repayment of the notes from the Company's distressed residential mortgage loan securitizations completed in December 2012, July 2013 and September 2013, the Company terminated and deconsolidated the Financing VIE that facilitated these financing transactions and the distressed residential loans serving as collateral on the notes were transferred back to the Company.

Assets and Liabilities of Consolidated VIEs as of December 31, 2015 (dollar amounts in thousands):

	Financing VIEs				Non-financed VIE
	Multi-family CMBS re- securitization(1)	Collateralized Recourse Financing(2)	Distressed Residential Mortgage Loan Securitization (3)	Residential Mortgage Loan Securitization	Multi- family CMBS	Total
Investment securities available for sale, at fair value held in securitization trusts	$40,734	$—	$—	$—	$—	$40,734
Residential mortgage loans held in securitization trusts (net)	—	—	—	119,921	—	119,921
Distressed residential mortgage loans held in securitization trust (net)	—	—	114,214	—	—	114,214
Multi-family loans held in securitization trusts, at fair value	1,224,036	4,633,061	—	—	1,248,239	7,105,336
Receivables and other assets	4,864	15,281	6,076	1,200	5,456	32,877
Total assets	$1,269,634	$4,648,342	$120,290	$121,121	$1,253,695	$7,413,082

Residential collateralized debt obligations	$—	$—	$—	$116,710	$—	$116,710
Multi-family collateralized debt obligations, at fair value	1,168,470	4,464,340	—	—	1,186,091	6,818,901
Securitized debt	27,613	55,629	33,299	—	—	116,541
Accrued expenses and other liabilities	4,436	14,750	368	13	5,456	25,023
Total liabilities	$1,200,519	$4,534,719	$33,667	$116,723	$1,191,547	$7,077,175

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

(3)
The Company engaged in these transactions for the purpose of financing distressed residential mortgage loans acquired by the Company. The distressed residential mortgage loans serving as collateral for the financings are comprised of performing, re-performing and, to a lesser extent, non-performing, fixed and adjustable-rate, fully-amortizing, interest only and balloon, seasoned mortgage loans secured by first liens on one to four family properties. Balances are related to distressed residential mortgage loan securitizations transactions completed in 2013. The outstanding notes from these transactions were repaid in February 2016.

The following table summarizes the Company’s securitized debt collateralized by multi-family CMBS and distressed residential mortgage loans (dollar amounts in thousands):

	Multi-family CMBS Re-securitization (1)	Collateralized Recourse Financing (2)	Distressed Residential Mortgage Loan Securitizations
Principal Amount at June 30, 2016	$33,666	$55,853	$162,411
Principal Amount at December 31, 2015	$33,781	$55,853	$33,656
Carrying Value at June 30, 2016 (3)	$27,961	$55,751	$160,304
Carrying Value at December 31, 2015 (3)	$27,613	$55,629	$33,299
Pass-through rate of Notes issued	5.35%	One-month LIBOR plus 5.25%	4% - 4.85%

(1)
The Company engaged in the re-securitization transaction primarily for the purpose of obtaining non-recourse financing on a portion of its multi-family CMBS portfolio. As a result of engaging in this transaction, the Company remains economically exposed to the first loss position on the underlying multi-family CMBS transferred to the Consolidated VIE. The holders of the note issued in this re-securitization transaction have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets upon the breach of certain representations and warranties. The Company will receive all remaining cash flow, if any, through its retained ownership.

(2)
The Company entered into a CMBS Master Repurchase Agreement with a three-year term for the purpose of financing a portion of its multi-family CMBS portfolio. In connection with the transaction, the Company agreed to guarantee the due and punctual payment of its wholly-owned subsidiary's obligations under the CMBS Master Repurchase Agreement.

(3)	Classified as securitized debt in the liability section of the Company’s accompanying condensed consolidated balance sheets, net of debt issuance costs.

The following table presents contractual maturity information about the Financing VIEs’ securitized debt as of June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Scheduled Maturity (principal amount)	June 30, 2016	December 31, 2015
Within 24 months	$55,853	$89,509
Over 24 months to 36 months	162,411	—
Over 36 months	33,666	33,781
Total outstanding principal	251,930	123,290
Discount	(6,154)	(5,763)
Debt Issuance Cost	(1,760)	(986)
Carrying value	$244,016	$116,541

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

Unconsolidated VIEs

The Company has evaluated its multi-family CMBS investments in two Freddie Mac-sponsored K-Series securitizations, mezzanine loan, preferred equity and other equity investments as of June 30, 2016 and December 31, 2015, respectively, to determine whether they are VIEs and should be consolidated by the Company. Based on a number of factors, the Company determined that it does not have a controlling financial interest and is not the primary beneficiary of these VIEs. The following tables present the classification and carrying value of unconsolidated VIEs as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	June 30, 2016
	Investment securities, available for sale, at fair value	Receivables and other Assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$42,271	$75	$—	$—	$42,346
Mezzanine/Construction loan on multi-family properties	—	—	19,180	—	19,180
Preferred equity investment on multi-family properties	—	—	56,120	10,784	66,904
Equity investment in entities that invest in multi-family properties	—	—	—	22,955	22,955
Total assets	$42,271	$75	$75,300	$33,739	$151,385

	December 31, 2015
	Investment securities, available for sale, at fair value	Receivables and other Assets	Mezzanine loan and preferred equity investments	Investment in unconsolidated entities	Total
Multi-family CMBS	$40,734	$76	$—	$—	$40,810
Mezzanine/Construction loan on multi-family properties	—	—	8,663	8,718	17,381
Preferred equity investment on multi-family properties	—	—	35,488	10,776	46,264
Equity investment in entities that invest in multi-family properties	—	—	—	66,242	66,242
Total assets	$40,734	$76	$44,151	$85,736	$170,697

Our maximum loss exposure on the multi-family CMBS investments, mezzanine loan and equity investments is approximately $151.4 million and $170.7 million at June 30, 2016 and December 31, 2015, respectively. The Company’s maximum exposure does not exceed the carrying value of its investments.

8.	Derivative Instruments and Hedging Activities

The Company enters into derivative instruments in connection with its risk management activities. These derivative instruments include interest rate swaps, swaptions and futures. The Company may also purchase or sell short TBAs, purchase put or call options on U.S. Treasury futures or invest in other types of mortgage derivative securities.

Derivatives Not Designated as Hedging Instruments

The following table presents the fair value of derivative instruments that were not designated as hedging instruments and their location in our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015
TBA securities	Derivative assets	$290,318	$226,929
U.S. Treasury futures	Derivative assets	1,002	—
Options on U.S. Treasury futures	Derivative assets	27	15
Interest rate swap futures	Derivative assets	—	706
Swaptions	Derivative assets	333	821
Eurodollar futures	Derivative liabilities	4,572	1,242
Interest rate swap futures	Derivative liabilities	759	—
Interest rate swaps(1)	Derivative liabilities	284	258

(1)
Includes interest rate swaps in our Agency IO portfolio. Contracts in a liability position of $0.5 million have been netted against the asset position of $0.2 million in the accompanying condensed consolidated balance sheets at June 30, 2016. There was no netting of interest rate swaps at December 31, 2015.

The tables below summarize the activity of derivative instruments not designated as hedges for the six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Notional Amount For the Six Months Ended June 30, 2016
Derivatives Not Designated as Hedging Instruments	December 31, 2015	Additions	Settlement, Expiration or Exercise	June 30, 2016
TBA securities	$222,000	$1,952,000	$(1,893,000)	$281,000
U.S. Treasury futures	—	117,700	(78,000)	39,700
Interest rate swap futures	(137,200)	546,600	(477,300)	(67,900)
Eurodollar futures	(2,769,000)	1,640,000	(3,095,000)	(4,224,000)
Options on U.S. Treasury futures	28,000	66,000	(64,000)	30,000
Swaptions	159,000	—	(5,000)	154,000
Interest rate swaps	10,000	5,000	—	15,000

	Notional Amount For the Six Months Ended June 30, 2015
Derivatives Not Designated as Hedging Instruments	December 31, 2014	Additions	Settlement, Expiration or Exercise	June 30, 2015
TBA securities	$273,000	$2,176,000	$(2,153,000)	$296,000
U.S. Treasury futures	2,300	123,600	(135,400)	(9,500)
Interest rate swap futures	(190,100)	597,800	(605,000)	(197,300)
Eurodollar futures	(2,961,000)	1,463,000	(1,453,000)	(2,951,000)
Options on U.S. Treasury futures	21,000	187,000	(201,000)	7,000
Swaptions	180,000	9,000	—	189,000
Interest rate swaps	10,000	—	—	10,000

The following tables present the components of realized and unrealized gains and losses related to our derivative instruments that were not designated as hedging instruments included in other income (expense) in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,
	2016		2015
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA Securities	$3,700	$1,454	$(2,243)	$(2,749)
Eurodollar futures (1)	(724)	(1,294)	(1,032)	185
Interest rate swaps	—	93	—	90
Swaptions	—	150	—	516
U.S. Treasury and Interest rate swap futures and options	(724)	923	(1,167)	1,350
Total	$2,252	$1,326	$(4,442)	$(608)

	Six Months Ended June 30,
	2016		2015
	Realized Gains (Losses)	Unrealized Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)
TBA Securities	$8,508	$3,430	$587	$(2,095)
Eurodollar futures (1)	(1,506)	(3,330)	(1,279)	(1,388)
Interest rate swaps	—	(26)	—	(29)
Swaptions	—	22	—	(41)
U.S. Treasury and Interest rate swap futures and options	(2,995)	(461)	(2,611)	(1,707)
Total	$4,007	$(365)	$(3,303)	$(5,260)

(1)	At June 30, 2016, the Eurodollar futures consist of 4,224 contracts with expiration dates ranging between September 2016 and June 2018.

The use of TBAs exposes the Company to market value risk, as the market value of the securities that the Company is required to purchase pursuant to a TBA transaction may increase or decrease from the agreed-upon purchase price. At June 30, 2016 and December 31, 2015, our condensed consolidated balance sheets include TBA-related liabilities of $286.5 million and $228.0 million included in payable for securities purchased, respectively. Open TBA purchases and sales involving the same counterparty, same underlying deliverable and the same settlement date are reflected in our condensed consolidated financial statements on a net basis. TBA sales amounting to approximately $193.3 million were netted against TBA purchases amounting to approximately $479.8 million at June 30, 2016. There was $55.1 million netting of TBA sales against TBA purchases of $283.1 million at December 31, 2015.

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

The following table presents the fair value of derivative instruments designated as hedging instruments and their location in the Company’s condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Total Notional Amount	June 30, 2016	December 31, 2015
Interest Rate Swaps	Derivative liability	$215,000	$823	$—
Interest Rate Swaps	Derivative asset	350,000	—	304

The Company has netting arrangements by counterparty with respect to its interest rate swaps. There was no netting of interest rate swaps designated as hedging instruments at June 30, 2016.

The following table presents the impact of the Company’s derivative instruments on the Company’s accumulated other comprehensive income for the six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Six Months Ended June 30,
Derivatives Designated as Hedging Instruments	2016	2015
Accumulated other comprehensive income for derivative instruments:
Balance at beginning of the period	$304	$1,135
Unrealized loss on interest rate swaps	(1,127)	(1,163)
Balance at end of the period	$(823)	$(28)

The Company estimates that over the next 12 months, approximately $0.8 million of the net unrealized gains on the interest rate swaps will be reclassified from accumulated other comprehensive income (loss) into earnings.

The following table details the impact of the Company’s interest rate swaps designated as hedging instruments included in interest expense for the three and six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Interest expense-investment securities	$209	$439	$427	$890

The following table presents information about our interest rate swaps (includes interest rate swaps in our Agency IO portfolio) whereby we receive floating rate payments in exchange for fixed rate payments as of June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	June 30, 2016			December 31, 2015
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2017	$215,000	0.83%	0.45%	$215,000	0.83%	0.39%
2019	10,000	2.25%	0.64%	10,000	2.25%	0.59%
Total	$225,000	0.90%	0.46%	$225,000	0.90%	0.40%

The following table presents information about our interest rate swaps in our Agency IO portfolio whereby we receive fixed rate payments in exchange for floating rate payments as of June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	June 30, 2016			December 31, 2015
Swap Maturities	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate	Notional Amount	Weighted Average Fixed Interest Rate	Weighted Average Variable Interest Rate
2026	$5,000	1.80%	0.62%	$—	—%	—%
Total	$5,000	1.80%	0.62%	$—	—%	—%

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

The Company is required to pledge assets under a bi-lateral margin arrangement, including either cash or Agency RMBS, as collateral for its interest rate swaps, futures contracts and TBAs, whose collateral requirements vary by counterparty and change over time based on the market value, notional amount, and remaining term of the agreement. In the event the Company is unable to meet a margin call under one of its agreements, thereby causing an event of default or triggering an early termination event under one of its agreements, the counterparty to such agreement may have the option to terminate all of such counterparty’s outstanding transactions with the Company. In addition, under this scenario, any close-out amount due to the counterparty upon termination of the counterparty’s transactions would be immediately payable by the Company pursuant to the applicable agreement. The Company believes it was in compliance with all margin requirements under its agreements as of June 30, 2016 and December 31, 2015. The Company had $10.6 million and $6.3 million of restricted cash related to margin posted for its agreements as of June 30, 2016 and December 31, 2015, respectively. The restricted cash held by third parties is included in receivables and other assets in the accompanying condensed consolidated balance sheets.

9.	Financing Arrangements, Portfolio Investments

The Company finances its portfolio investments with a combination of repurchase agreements and, until January 2016, Federal Home Loan Bank advances. The Company has entered into repurchase agreements with third party financial institutions and the Company’s wholly owned subsidiary, GLIH, as a member of the FHLBI, had access to a variety of products and services offered by the FHLBI, including secured advances, until January 2016 when the regulator of the FHLB system amended regulations that requires GLIH to terminate its FHLB-membership by early 2017. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

At June 30, 2016, the Company had repurchase agreements with an outstanding balance of $618.1 million and a weighted average interest rate of 0.97%. At December 31, 2015, the Company had repurchase agreements and FHLBI advances with an outstanding balance of $577.4 million and a weighted average interest rate of 0.71%.

The following table presents detailed information about the Company’s borrowings under financing arrangements and associated assets pledged as collateral at June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	June 30, 2016			December 31, 2015
	Outstanding Financing Arrangements	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged	Outstanding Financing Arrangements (1)	Fair Value of Collateral Pledged	Amortized Cost of Collateral Pledged
Agency ARMs	$119,830	$126,497	$126,469	$227,609	$141,585	$143,754
Agency Fixed Rate	329,740	347,449	351,450	261,644	374,691	386,853
Agency IOs/U.S. Treasury Securities	76,028	104,335	117,310	88,160	123,407	139,218
Non Agency/CMBS	92,452	122,536	121,985	—	—	—
Balance at end of the period	$618,050	$700,817	$717,214	$577,413	$639,683	$669,825

(1)    Includes FHLBI advances amounting to $121.0 million as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, the average days to maturity for financing arrangements were 20 days and 27 days, respectively. The Company’s accrued interest payable on outstanding financing arrangements, including FHLBI advances, at June 30, 2016 and December 31, 2015 amounts to $0.2 million and $0.3 million, respectively, and is included in accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The following table presents contractual maturity information about the Company’s outstanding financing arrangements, at June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Contractual Maturity	June 30, 2016	December 31, 2015
Within 30 days	$566,447	$468,402
Over 30 days to 90 days	51,603	85,423
Over 90 days	—	23,588
Total	$618,050	$577,413

As of June 30, 2016, the outstanding balance under our financing arrangements was funded at an advance rate of 89.9% that implies an average haircut of 10.1%. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), Non Agency RMBS, CMBS and Agency IOs was approximately 5%, 20%, 25% and 25%, respectively.

In the event we are unable to obtain sufficient short-term financing through existing financings arrangements, or our lenders start to require additional collateral, we may have to liquidate our investment securities at a disadvantageous time, which could result in losses. Any losses resulting from the disposition of our investment securities in this manner could have a material adverse effect on our operating results and net profitability. At June 30, 2016 and December 31, 2015, the Company had financing arrangements with 6 and 6 counterparties, respectively. As of June 30, 2016 and December 31, 2015, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing arrangement in excess of the financing arrangement liability.

As of June 30, 2016, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities we believe may be posted as margin. The Company had $49.9 million in cash and cash equivalents, $39.7 million in overnight deposits in our Agency IO portfolio included in restricted cash and $161.0 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of June 30, 2016 included $41.0 million of Agency RMBS, $112.4 million of CMBS and $7.6 million of non-agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 40.5% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

10.	Financing Arrangements, Residential Mortgage Loans

The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $250.0 million, to fund future purchases of distressed residential mortgage loans. The outstanding balance on this master repurchase agreement as of June 30, 2016 and December 31, 2015 amounts to approximately $176.2 million and $214.5 million, respectively, bearing interest at one month LIBOR plus 2.50% (2.95% and 2.92% at June 30, 2016 and December 31, 2015, respectively) and expires on December 15, 2016.

In addition, on November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100.0 million, to fund the future purchase of residential mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of June 30, 2016 and December 31, 2015.

During the term of the master repurchase agreements, proceeds from the residential mortgage loans, including the Company's distressed residential mortgage loans, will be applied to pay any price differential and to reduce the aggregate repurchase price of the collateral. The financings under the master repurchase agreements are subject to margin calls to the extent the market value of the residential mortgage loans falls below specified levels and repurchase may be accelerated upon an event of default under the master repurchase agreements. The master repurchase agreements contain various covenants, including among other things, to maintain certain levels of net worth, liquidity and leverage ratios. The Company is in compliance with such covenants as of August 5, 2016.

11.	Residential Collateralized Debt Obligations

The Company’s Residential CDOs, which are recorded as liabilities on the Company’s condensed consolidated balance sheets, are secured by ARM loans pledged as collateral, which are recorded as assets of the Company. As of June 30, 2016 and December 31, 2015, the Company had Residential CDOs outstanding of $102.6 million and $116.7 million, respectively. As of June 30, 2016 and December 31, 2015, the current weighted average interest rate on these Residential CDOs was 0.84% and 0.80%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $109.2 million and $122.5 million at June 30, 2016 and December 31, 2015, respectively. The Company retained the owner trust certificates, or residual interest, for three securitizations, and, as of June 30, 2016 and December 31, 2015, had a net investment in the residential securitization trusts of $4.4 million and $4.4 million, respectively.

12.	Subordinated Debentures

Subordinated debentures are trust preferred securities that are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The following table summarizes the key details of the Company’s subordinated debentures as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	NYM Preferred Trust I	NYM Preferred Trust II
Principal value of trust preferred securities	$25,000	$20,000
Interest Rate	Three month LIBOR plus 3.75%, resetting quarterly	Three month LIBOR plus 3.95%, resetting quarterly
Scheduled maturity	March 30, 2035	October 30, 2035

As of August 5, 2016, the Company has not been notified, and is not aware, of any event of default under the covenants for the subordinated debentures.

13.	Commitments and Contingencies

Loans Sold to Third Parties – The Company sold its mortgage lending business in March 2007. In the normal course of business, the Company is obligated to repurchase loans based on violations of representations and warranties in the loan sale agreements. The Company did not repurchase any loans during the six months ended June 30, 2016.

Outstanding Litigation – The Company is at times subject to various legal proceedings arising in the ordinary course of business. As of June 30, 2016, the Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

a.
Investment Securities Available for Sale – Fair value for the investment securities in our portfolio, except the CMBS held in securitization trusts, are valued using a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. If quoted prices for a security are not reasonably available from a dealer, the security will be re-classified as a Level 3 security and, as a result, management will determine the fair value based on characteristics of the security that the Company receives from the issuer and available market information. Management reviews all prices used in determining fair value to ensure they represent current market conditions. This review includes surveying similar market transactions, comparisons to interest pricing models as well as offerings of like securities by dealers. The Company's investment securities, except the CMBS held in securitization trusts, are valued based upon readily observable market parameters and are classified as Level 1 or 2 fair values.

The Company’s CMBS held in securitization trusts are comprised of securities for which there are not substantially similar securities that trade frequently. The Company classifies these securities as Level 3 fair values. Fair value of the Company’s CMBS investments held in securitization trusts is based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are projected losses of certain identified loans within the pool of loans and a discount rate. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates. The discount rate ranges from 4.5% to 10.5%. Significant increases or decreases in these inputs would result in a significantly lower or higher fair value measurement.

b.
Multi-Family Loans Held in Securitization Trusts – Multi-family loans held in securitization trusts are carried at fair value as a result of a fair value election and classified as Level 3 fair values. Effective January 1, 2016, the Company determines the fair value of multi-family loans held in securitization trusts based on the fair value of its Multi-Family CDOs and its retained interests from these securitizations (eliminated in consolidation in accordance with U.S. GAAP), as the fair value of these instruments is more observable. Prior to January 1, 2016, fair value was based on an internal valuation model that considers expected cash flows from the underlying loans and yields required by market participants. The significant unobservable inputs used in the measurement of these investments are discount rates. The discount rate used in determining fair value incorporates default rate, loss severity and current market interest rates.

c.
Derivative Instruments – The fair value of interest rate swaps, swaptions, options and TBAs are based on dealer quotes. The fair value of future contracts are based on exchange-traded prices. The Company’s derivatives are classified as Level 1 or Level 2 fair values.

d.
Multi-Family CDOs – Multi-Family CDOs are recorded at fair value and classified as Level 3 fair values. The fair value of Multi-Family CDOs is determined using a third party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s Multi-Family CDOs are classified as Level 3 fair values.

e.
Investment in Unconsolidated Entities – Fair value for investments in unconsolidated entities is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the unconsolidated entities and a discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 in the fair value hierarchy.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively, on the Company’s condensed consolidated balance sheets (dollar amounts in thousands):

	Measured at Fair Value on a Recurring Basis at
	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets carried at fair value
Investment securities available for sale:
Agency RMBS	$—	$613,304	$—	$613,304	$—	$713,116	$—	$713,116
Non-Agency RMBS	—	110,371	—	110,371	—	1,567	—	1,567
U.S. Treasury Securities	7,997	—	—	7,997	10,037	—	—	10,037
CMBS	—	22,546	42,271	64,817	—	—	40,734	40,734
Multi-family loans held in securitization trusts	—	—	7,282,145	7,282,145	—	—	7,105,336	7,105,336
Derivative assets:
TBA Securities	—	290,318	—	290,318	—	226,929	—	226,929
Options on U.S. Treasury futures	27	—	—	27	15	—	—	15
U.S. Treasury futures	1,002	—	—	1,002	—	—	—	—
Interest rate swap futures	—	—	—	—	706	—	—	706
Interest rate swaps	—	—	—	—	—	304	—	304
Swaptions	—	333	—	333	—	821	—	821
Investment in unconsolidated entities	—	—	63,055	63,055	—	—	67,571	67,571
Total	$9,026	$1,036,872	$7,387,471	$8,433,369	$10,758	$942,737	$7,213,641	$8,167,136
Liabilities carried at fair value
Multi-family collateralized debt obligations	$—	$—	$6,981,813	$6,981,813	$—	$—	$6,818,901	$6,818,901
Derivative liabilities:
Eurodollar futures	4,572	—	—	4,572	1,242	—	—	1,242
Interest rate swaps		1,107	—	1,107	—	258	—	258
Interest rate swap futures	759	—	—	759	—	—	—	—
Total	$5,331	$1,107	$6,981,813	$6,988,251	$1,242	$258	$6,818,901	$6,820,401

The following table details changes in valuation for the Level 3 assets for the six months ended June 30, 2016 and 2015, respectively (amounts in thousands):

Level 3 Assets:

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$7,213,641	$8,442,604
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	240,755	(12,863)
Included in other comprehensive income	124	422
Sales(2)	—	(1,073,029)
Transfers in (3)	52,176	—
Transfers out (4)	(56,756)	—
Contributions	1,500	12,701
Paydowns	(58,993)	(38,475)
Distributions	(4,976)	(382)
Balance at the end of period	$7,387,471	$7,330,978

(1)
Amounts included in interest income from multi-family loans held in securitization trusts, unrealized gain on multi-family loans and debt held in securitization trusts, realized gain (loss) on investment securities and related hedges, gain on de-consolidation, and other income.

(2)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in multi-family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

(3)
Transfers into Level 3 are investments in unconsolidated entities held by RiverBanc and RBMI for which the Company accounts under the equity method of accounting with a fair value election.  These transfers in are a result of the Company’s acquisition of the outstanding membership interests in RiverBanc and RBMI that were not previously owned by the Company on May 16, 2016, which resulted in consolidation of these entities into the Company's financial statements. (see Note 19).

(4)
Transfers out of Level 3 are the Company’s previously held membership interests in RBMI and RBDHC that were accounted for under the equity method of accounting with a fair value election.  These transfers out are a result of the Company’s acquisition of the outstanding membership interests in RBMI and RBDHC that were not previously owned by the Company on May 16, 2016, which resulted in consolidation of these entities into the Company's financial statements. (see Note 19).

The following table details changes in valuation for the Level 3 liabilities for the six months ended June 30, 2016 and 2015, respectively (amounts in thousands):

Level 3 Liabilities:

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$6,818,901	$8,048,053
Total gains/(losses) (realized/unrealized)
Included in earnings (1)	221,899	(46,999)
Sales(2)	—	(1,031,268)
Paydowns	(58,987)	(37,694)
Balance at the end of period	$6,981,813	$6,932,092

(1)
Amounts included in interest expense on Multi-Family CDOs, realized gain (loss) on investment securities and related hedges and unrealized gain on multi-family loans and debt held in securitization trusts.

(2)
In February 2015, the Company sold a first loss PO security from one of the Company’s Consolidated K-Series securitizations obtaining total proceeds of approximately $44.3 million and realizing a gain of approximately $1.5 million. The sale resulted in a de-consolidation of $1.1 billion in multi-family loans held in a securitization trust and $1.0 billion in Multi-Family CDOs.

The following table details the changes in unrealized gains (losses) included in earnings for our Level 3 Multi-family loans and debt held in securitization trusts for the three and six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Change in unrealized gains (losses)– assets	$65,763	$(136,701)	$255,656	$(305)
Change in unrealized (losses) gains – liabilities	(64,979)	142,119	(254,054)	19,351
Net change in unrealized gains included in earnings for assets and liabilities	$784	$5,418	$1,602	$19,046

The following table presents assets measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, respectively, on the condensed consolidated balance sheets (dollar amounts in thousands):

	Assets Measured at Fair Value on a Non-Recurring Basis at
	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Residential mortgage loans held in securitization trusts – impaired loans (net)	$—	$—	$9,044	$9,044	$—	$—	$8,976	$8,976
Real estate owned held in residential securitization trusts	—	—	72	72	—	—	411	411

The following table presents gains (losses) incurred for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2016 and 2015, respectively, on the Company’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Residential mortgage loans held in securitization trusts – impaired loans (net)	$163	$(345)	$432	$(656)
Real estate owned held in residential securitization trusts	(225)	—	(23)	26

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

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$49,941	$49,941	$61,959	$61,959
Investment securities available for sale(1)	Level 1, 2 or 3	796,489	796,489	765,454	765,454
Residential mortgage loans held in securitization trusts (net)	Level 3	106,173	93,314	119,921	109,120
Distressed residential mortgage loans (net) (2)	Level 3	543,361	544,858	558,989	564,310
Multi-family loans held in securitization trusts	Level 3	7,282,145	7,282,145	7,105,336	7,105,336
Derivative assets	Level 1 or 2	291,680	291,680	228,775	228,775
Mortgage loans held for sale (net) (3)	Level 3	5,283	5,328	5,471	5,557
Mortgage loans held for investment (3)	Level 3	10,391	10,531	2,706	2,846
Mezzanine loan and preferred equity investments (4)	Level 3	75,300	76,004	44,151	44,540
Investment in unconsolidated entities(5)	Level 3	73,839	74,304	87,662	87,558
Financial Liabilities:
Financing arrangements, portfolio investments	Level 2	$618,050	$618,050	$577,413	$577,413
Financing arrangements, residential mortgage loans	Level 2	174,798	174,798	212,155	212,155
Residential collateralized debt obligations	Level 3	102,597	92,522	116,710	105,606
Multi-family collateralized debt obligations	Level 3	6,981,813	6,981,813	6,818,901	6,818,901
Securitized debt	Level 3	244,016	252,252	116,541	123,776
Derivative liabilities	Level 1 or 2	6,438	6,438	1,500	1,500
Payable for securities purchased	Level 1	286,452	286,452	227,969	227,969
Subordinated debentures	Level 3	45,000	44,081	45,000	42,731

(1)	Includes $42.3 million and $40.7 million of investment securities for sale held in securitization trusts as of June 30, 2016 and December 31, 2015, respectively.

(2)
Includes distressed residential mortgage loans held in securitization trusts with a carrying value amounting to approximately $225.4 million and $114.2 million at June 30, 2016 and December 31, 2015, respectively, and distressed residential mortgage loans with a carrying value amounting to approximately $318.0 million and $444.8 million at June 30, 2016 and December 31, 2015, respectively.

(3)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(4)	Includes mezzanine loan and preferred equity investments accounted for as loans (see Note 2).

(5)	Includes investments in unconsolidated entities accounted for under the fair value option with a carrying value of $63.1 million and $67.6 million at June 30, 2016 and December 31, 2015, respectively.

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

The Company had 200,000,000 authorized shares of preferred stock, par value $0.01 per share, with 6,600,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015.

On June 4, 2013, the Company issued 3,000,000 shares of 7.75% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $72.4 million, after deducting underwriting discounts and offering expenses. As of June 30, 2016 and December 31, 2015, there were 6,000,000 shares of Series B Preferred Stock authorized. The Series B Preferred Stock is entitled to receive a dividend at a rate of 7.75% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

On April 22, 2015, the Company issued 3,600,000 shares of 7.875% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25 per share, in an underwritten public offering, for net proceeds of approximately $86.9 million, after deducting underwriting discounts and offering expenses. As of June 30, 2016 and December 31, 2015, there were 4,140,000 shares of Series C Preferred Stock authorized. The Series C Preferred Stock is entitled to receive a dividend at a rate of 7.875% per year on the $25 liquidation preference and is senior to the common stock with respect to dividends and distribution of assets upon liquidation, dissolution or winding up.

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

From the time of original issuance of each of the Series B Preferred Stock and the Series C Preferred Stock through June 30, 2016, the Company has declared and paid all required quarterly dividends on such series of stock. The following table presents the relevant dates with respect to quarterly cash dividends on the Series B Preferred Stock from January 1, 2015 through June 30, 2016 and cash dividends on Series C Preferred Stock from issuance through June 30, 2016:

Series B Preferred Stock				Series C Preferred Stock
Declaration Date	Record Date	Payment Date	Cash Dividend Per Share	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share

June 16, 2016	July 1, 2016	July 15, 2016	$0.484375	June 16, 2016	July 1, 2016	July 15, 2016	$0.4921875
March 18, 2016	April 1, 2016	April 15, 2016	0.484375	March 18, 2016	April 1, 2016	April 15, 2016	0.4921875
December 16, 2015	January 1, 2016	January 15, 2016	0.484375	December 16, 2015	January 1, 2016	January 15, 2016	0.4921875
September 18, 2015	October 1, 2015	October 15, 2015	0.484375	September 18, 2015	October 1, 2015	October 15, 2015	0.4921875
June 18, 2015	July 1, 2015	July 15, 2015	0.484375	June 18, 2015	July 1, 2015	July 15, 2015	0.4539100	(1)
March 18, 2015	April 1, 2015	April 15, 2015	0.484375	—	—	—	—

(1)	Cash dividend for the partial quarterly period that began on April 22, 2015 and ended on July 14, 2015.

(b)	Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock with respect to each of the quarterly periods commencing January 1, 2015 and ended June 30, 2016:

Period	Declaration Date	Record Date	Payment Date	Cash Dividend Per Share
Second Quarter 2016	June 16, 2016	June 27, 2016	July 25, 2016	$0.24
First Quarter 2016	March 18, 2016	March 28, 2016	April 25, 2016	0.24
Fourth Quarter 2015	December 16, 2015	December 28, 2015	January 25, 2016	0.24
Third Quarter 2015	September 18, 2015	September 28, 2015	October 26, 2015	0.24
Second Quarter 2015	June 18, 2015	June 29, 2015	July 27, 2015	0.27
First Quarter 2015	March 18, 2015	March 30, 2015	April 27, 2015	0.27

(c)	Public Offering of Common Stock

There were no underwritten public offerings of common stock during the three and six months ended June 30, 2016.

(d)	Equity Distribution Agreements

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. The Company has no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the six months ended June 30, 2015, the Company issued 1,375,682 shares of its common stock under the Equity Distribution Agreements, at an average sales price of $8.04, resulting in total net proceeds to the Company of $10.8 million after deducting the placement fees. During the three and six months ended June 30, 2016, the Company issued no shares under the Equity Distribution Agreements. As of June 30, 2016, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

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

The Company calculates basic net income per share by dividing net income for the period by weighted-average shares of common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments, such as convertible preferred stock, stock options and unvested restricted or performance stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. There were no dilutive instruments for the six months ended June 30, 2016 and 2015.

The following table presents the computation of basic and dilutive net income per share for the periods indicated (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to Company's common stockholders– Basic	$11,210	$21,544	$24,936	$43,634
Net income attributable to Company's common stockholders– Dilutive	$11,210	$21,544	$24,936	$43,634
Denominator:
Weighted average basic and diluted shares outstanding	109,489	109,252	109,445	107,380
EPS:
Basic EPS	$0.10	$0.20	$0.23	$0.41
Dilutive EPS	$0.10	$0.20	$0.23	$0.41

17.	Stock Based Compensation

Pursuant to the Company’s 2010 Stock Incentive Plan (the “2010 Plan”), as approved by the Company’s stockholders, eligible employees, officers and directors of the Company have the opportunity to acquire the Company's common stock through the award of common stock, restricted common stock, performance share awards and other equity awards under the 2010 Plan. The maximum number of shares that may be issued under the 2010 Plan is 1,190,000.

Of the common stock authorized at June 30, 2016 and December 31, 2015, 331,077 shares and 551,609 shares, respectively, were reserved for issuance under the 2010 Plan. The Company’s non-employee directors have been issued 207,014 and 146,935 shares under the 2010 Plan as of June 30, 2016 and December 31, 2015, respectively. The Company’s employees have been issued 562,280 and 401,827 restricted shares under the 2010 Plan as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, there were 319,058 and 280,457 shares of unvested restricted stock outstanding under the 2010 Plan.

(a)	Restricted Common Stock Awards

During the three and six months ended June 30, 2016, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2015, the Company recognized non-cash compensation expense on its restricted common stock awards of $0.2 million and $0.4 million, respectively. Dividends are paid on all restricted common stock issued, whether those shares have vested or not. In general, non-vested restricted stock is forfeited upon the recipient's termination of employment. There were no forfeitures during the six months ended June 30, 2016 and 2015.

A summary of the activity of the Company's non-vested restricted stock under the 2010 Plan for the six months ended June 30, 2016 and 2015, respectively, is presented below:

	2016		2015
	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)	Number of Non-vested Restricted Shares	Weighted Average Per Share Grant Date Fair Value (1)
Non-vested shares at January 1	280,457	$7.63	162,171	$7.26
Granted	160,453	5.11	185,650	7.79
Vested	(121,852)	7.54	(67,364)	7.18
Non-vested shares as of June 30	319,058	$6.40	280,457	$7.63
Weighted-average fair value of restricted stock granted during the period	160,453	$5.11	185,650	$7.79

(1)	The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.

At June 30, 2016 and 2015, the Company had unrecognized compensation expense of $1.7 million and $1.6 million, respectively, related to the non-vested shares of restricted common stock under the 2010 Plan. The unrecognized compensation expense at June 30, 2016 is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted shares vested during the six months ended June 30, 2016 and 2015 was approximately $0.6 million and $0.5 million, respectively. The requisite service period for restricted shares at issuance is 3 years.

(b)	Performance Share Awards

In May 2015, the Compensation Committee of the Board of Directors approved a performance share award (“PSA”) pursuant to the 2010 Plan to the Company’s Chairman, Chief Executive Officer and President. At the time of grant, the target number of shares of PSA granted consisted of 89,629 shares of common stock. The PSA had a grant date fair value of approximately $0.4 million. The PSA are awards under which the number of underlying shares of Company common stock that can be earned will generally range from 0% to 200% of the target number of shares, with the target number of shares increased to reflect the value of the reinvestment of any dividends declared on Company common stock during the vesting period. Vesting of these PSAs will occur at the end of three years based on three-year TSR, as follows:

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

The maximum number of shares which may be issued pursuant to the PSA is limited to 94,043 shares. In the event the PSA is earned at a level that would cause the Company to issue more than 94,043 shares, the dollar value of the PSA earned in excess of 94,043 shares will be paid in cash, subject to the terms of the 2010 Plan.

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

Compensation expenses related to PSAs were $31.7 thousand and $63.4 thousand for the three and six months ended June 30, 2016. As of June 30, 2016, there was $0.2 million of unrecognized compensation cost related to unvested PSAs.

Under the terms of the PSA Agreement, the PSA is subject to the terms and conditions of the 2010 Plan and in the event of any conflict between the terms of the 2010 Plan and the PSA Agreement, the terms of the 2010 Plan govern. The 2010 Plan provides that the Compensation Committee may determine that the amount payable when an award of performance shares is earned may be settled in cash, by the issuance of shares, or a combination thereof. The 2010 Plan also provides that the maximum number of shares of common stock for which awards may be granted to any participant in any calendar year is 250,000 shares (the “Annual Share Limit”). In the event that PSA is earned at a level that would cause the grants to a participant exceed the Annual Share Limit, the dollar value of the PSA earned in excess of the limit will be paid in cash, subject to the terms of the 2010 Plan.

18.	Income Taxes

For the three and six months ended June 30, 2016 and June 30, 2015, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its taxable income to stockholders and does not engage in prohibited transactions. Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. The Company has designated its TRSs to engage in these activities. The tables below reflect the taxes accrued at the TRS level and the tax attributes included in the consolidated financial statements.

The income tax provision for the three and six months ended June 30, 2016 and June 30, 2015 is comprised of the following components (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current income tax expense	$2,183	$955	$2,255	$1,989
Deferred income tax expense (benefit)	183	223	302	(567)
Total provision	$2,366	$1,178	$2,557	$1,423

Deferred Tax Assets and Liabilities

The major sources of temporary differences included in the deferred tax assets and their deferred tax effect as of June 30, 2016 and December 31, 2015 are as follows (dollar amounts in thousands):

	June 30, 2016	December 31, 2015
Deferred tax assets
Net operating loss carryforward	$2,268	$2,083
Net capital loss carryforward	754	2,029
GAAP/Tax basis differences	2,874	3,043
Total deferred tax assets (1)	$5,896	$7,155
Deferred tax liabilities
Deferred tax liabilities	$1,702	$192
Total deferred tax liabilities (2)	1,702	192
Valuation allowance (1)	(4,170)	(6,457)
Total net deferred tax asset	$24	$506

(1)	Included in receivables and other assets in the accompanying condensed consolidated balance sheets.

(2)	Included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

As of June 30, 2016, the Company through wholly owned TRSs, had incurred net operating losses in the aggregate amount of approximately $4.9 million. The Company’s carryforward net operating losses will expire between 2033 and 2034 if they are not offset by future taxable income. Additionally, as of June 30, 2016, the Company, through one of its wholly owned TRSs, also incurred approximately $1.6 million in capital losses. The Company’s carryforward capital losses will expire between 2018 and 2020 if they are not offset by future capital gains. At June 30, 2016, the Company has recorded a valuation allowance against certain deferred tax assets as management does not believe that it is more likely than not that these deferred tax assets will be realized.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2012. The Company has assessed its tax positions for all open years, which includes 2012 to 2015 and concluded that there are no material uncertainties to be recognized.

In addition, based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

19.	Business Combinations

On May 16, 2016 (the “Acquisition Date”), the Company acquired the outstanding common equity interests in RiverBanc, RBMI, and RBDHC (collectively, the “Acquirees”) that were not previously owned by the Company through the consummation of separate membership interest purchase agreements, thereby increasing the Company's ownership of each of these entities to 100%. The results of the Acquirees’ operations have been included in the condensed consolidated financial statements since the Acquisition Date. Prior to the Acquisition Date, the Company owned 20.0%, 67.19% and 62.5% of the outstanding common equity interests in RiverBanc, RBMI and RBDHC, respectively. RiverBanc is an investment management firm and registered investment adviser under the Investment Advisers Act of 1940 that was founded in 2010 and has sourced and managed direct and indirect investments in multifamily apartment properties on behalf of both public and private institutional investors, including the Company, RBMI and RBDHC. Prior to the completion of the RiverBanc acquisition, RiverBanc had served as an external manager of the Company pursuant to an investment management agreement, for which it received base management and incentive fees. In connection with the acquisition, the Company terminated its investment management agreement with RiverBanc on May 17, 2016. As of March 31, 2016, RiverBanc managed approximately $371.5 million of the Company’s capital.  In acquiring a 100% ownership interest in RiverBanc, the Company has internalized the management of its multifamily investments. The Company expects to achieve certain synergies related to processes and personnel as a result of this internalization.  In connection with the acquisitions, on the Acquisition Date, the Company named Kevin M. Donlon, the founder and Chief Executive Officer of RiverBanc, President of the Company and entered into an employment agreement with Mr. Donlon effective on the Acquisition Date. On June 16, 2016, the Company’s Board of Directors approved the appointment of Mr. Donlon as a director of the Company. Prior to the completion of the acquisitions described above, Donlon Family LLC beneficially owned 59.40%, 5.47% and 6.25% of the outstanding common equity interests in RiverBanc, RMI and RBDHC, respectively. Mr. Donlon beneficially owns 100% of Donlon Family LLC.
The estimated Acquisition Date fair value of the consideration transferred totaled $53.5 million, which consisted of the following (dollar amounts in thousands):

Cash (1)	$29,053
Contingent consideration	3,800
Fair value of previously held membership interests	20,608
Total consideration transferred	$53,461

(1)	Includes $16.3 million paid to Donlon Family LLC.

Prior to the Acquisition Date, the Company accounted for its previously held membership interests in the Acquirees as equity method investments, utilizing the fair value election for both RBMI and RBDHC. The Acquisition Date fair value of the Company's previously held membership interests in the Acquirees was $20.6 million and is included in the measurement of consideration transferred. In the current period, the Company recorded a net gain as a result of remeasuring its previously held membership interests in RiverBanc, RBMI, and RBDHC totaling $5.0 million. This net gain is included in other income on the Company's condensed consolidated statements of operations.
The Company determined the estimated fair value of its previously held membership interests in RiverBanc using assumptions for the timing and amount of expected net future cash flow for the managed portfolio and a discount rate. The Company determined the estimated fair value of its previously held membership interests in RBMI and RBDHC using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets and a discount rate.
The contingent consideration includes two components:

•
A cash holdback in the amount of $3.0 million to be released to Donlon Family LLC upon the purchase by Mr. Donlon or his affiliates of $3.0 million in Company shares on the open market within 90 days of the Acquisition Date. This cash holdback was paid to Donlon Family LLC on June 10, 2016 upon satisfaction of the conditions to the release of this holdback.

•
A severance holdback in the amount of $0.8 million to fund the aggregate amount of all severance compensation and severance benefits to be paid or provided to current or former RiverBanc employees as a result of the acquisition. The severance holdback was settled in cash and paid to a separated employee on June 30, 2016 with any holdback amount in excess of actual severance costs delivered to the sellers of RiverBanc within 60 days of the Acquisition Date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company at the Acquisition Date (dollar amounts in thousands). The membership interest purchase agreement for the acquisition of RiverBanc included a post-closing working capital adjustment to be calculated and settled with the sellers of RiverBanc after the Acquisition Date. Additionally, the excess severance holdback amount described above will be settled with the sellers of RiverBanc after the Acquisition Date. The Company has also engaged a third party for valuations of certain intangible assets. Thus, the provisional measurements of assets and liabilities are subject to change.

Cash	$4,325
Investment in unconsolidated entities	52,176
Mezzanine loan and preferred equity investments	23,638
Real estate under development (1)	14,922
Receivables and other assets	911
Intangible assets (1)	3,910
Total identifiable assets acquired	$99,882

Construction loan payable (2)	$8,499
Accrued expenses and other liabilities	2,864
Total liabilities assumed	$11,363

Preferred equity (3)	$56,697

Net identifiable assets acquired	$31,822

Goodwill (4)	$24,782
Gain on bargain purchase (5)	(65)
Non-controlling interest (6)	(3,078)
Net assets acquired	$53,461

(1)	Included in receivables and other assets on the condensed consolidated balance sheets.

(2)	Construction loan payable to the Company is eliminated on the condensed consolidated balance sheets.

(3)
Includes $40.4 million of preferred equity owned by the Company that is eliminated on the condensed consolidated balance sheets. Remaining $16.3 million of preferred equity owned by third parties was redeemed in the period ended June 30, 2016.

(4)	Goodwill recognized in the acquisition of RiverBanc.

(5)	Gain on bargain purchase recognized in the acquisitions of RBMI and RBDHC.

(6)
Represents third-party ownership of KRVI membership interests (see Note 7). The Company consolidates its investment in KRVI. The third-party ownership in KRVI is represented in the condensed consolidated financial statements and the pro forma net income attributable to the Company's common stockholders as non-controlling interests. The fair value of the non-controlling interests in KRVI is estimated to be $3.1 million. The fair value of the non-controlling interests in KRVI, a private company, was estimated using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying real estate.

The $3.9 million of intangible assets relates to the RiverBanc acquisition and was recognized at estimated fair value on the Acquisition Date. Intangible assets include an acquired trade name, acquired technology, and employee non-compete agreements with useful lives ranging from 1 to 15 years. As noted earlier, the fair values of the acquired identifiable intangible assets are provisional pending final valuations for these assets.

The $24.8 million of Goodwill recognized is attributable primarily to expected synergies and economies of scale from combining with RiverBanc and the assembled workforce of RiverBanc. For the Company’s ongoing evaluation of Goodwill for impairment in accordance with ASC 350, the Company’s multifamily investment portfolio (inclusive of RiverBanc) will be considered a reporting unit. As of June 30, 2016, there were no changes in the recognized amounts of Goodwill resulting from the acquisition of RiverBanc. As noted earlier, the goodwill recorded is provisional pending final valuations of assets and settlement of contingent consideration.

The acquisition of both RBMI and RBDHC was negotiated directly with the sellers and the fair value of identifiable assets acquired and liabilities assumed exceed the fair value of the consideration transferred. Subsequently, the Company reassessed the identification and recognition of identifiable assets acquired and liabilities assumed, the Company’s previously held membership interests, and the consideration transferred and concluded that all items were recognized and that the valuation procedures and measurements were appropriate. Accordingly, the Company recorded a net gain on bargain purchase of $0.1 million that is included in other income on the Company’s condensed consolidated statements of operations.
The amount of revenue of the Acquirees included in the Company’s condensed consolidated statements of operations from the Acquisition Date to the period ended June 30, 2016 is $1.0 million.
The following represents the pro forma consolidated revenue and net income attributable to the Company's common stockholders as if the Acquirees had been included in the consolidated results of the Company for the six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2016	2015
Revenue	$175,923	$207,011
Net income attributable to Company's common stockholders	$21,897	$49,269

Basic pro forma income per share	$0.20	$0.46
Diluted pro forma income per share	$0.20	$0.46
These amounts have been calculated after applying the Company’s accounting policies and adjustments for consolidation and amortization that would have been charged assuming the estimated fair value adjustments to intangible assets had been applied on January 1, 2015. Material, nonrecurring pro forma adjustments directly attributable to the business combinations have been included in the pro forma consolidated revenue and net income attributable to the Company's common stockholders shown above as if the transaction occurred on January 1, 2015. These adjustments include a $5.0 million net gain on remeasurement of the Company's previously held membership interests, a $0.1 million net gain on bargain purchase, and the estimated related income tax expense of $2.1 million.

20.	Related Party Transactions

The Company terminated its management agreement with RiverBanc on May 17, 2016 as a result of the Company's acquisition of the remaining 80% membership interest in RiverBanc, which resulted in consolidation of RiverBanc into the Company's financial statements (see Note 19). Prior to May 16, 2016, RiverBanc sourced and managed direct and indirect investments in multifamily properties on behalf of the Company pursuant to a management agreement entered into on April 5, 2011 and amended on March 13, 2013. The amended and restated management agreement had an effective date of January 1, 2013 and had an initial term that expired on December 31, 2015 and was subject to annual automatic one-year renewals (subject to any notice of termination).

Prior to May 16, 2016 and as of December 31, 2015, the Company owned a 20% membership interest in RiverBanc. For the three and six months ended June 30, 2016, the Company recognized approximately $33.5 thousand and $0.1 million in equity income related to its investment in RiverBanc, respectively. For the three and six months ended June 30, 2015, the Company recognized approximately $0.1 million and $0.8 million in equity income related to its investment in RiverBanc, respectively.

For the three and six months ended June 30, 2016, the Company expensed $0.6 million and 1.8 million in fees to RiverBanc, respectively. For the three and six months ended June 30, 2015, the Company expensed $0.9 million and $4.8 million in fees to RiverBanc, respectively. As of December 31, 2015, the Company had fees payable to RiverBanc of $1.7 million, respectively, included in accrued expenses and other liabilities.

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

Defined Terms

In this Quarterly Report on Form 10-Q we refer to New York Mortgage Trust, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our wholly-owned taxable REIT subsidiaries as “TRSs” and our wholly-owned qualified REIT subsidiaries as “QRSs.” In addition, the following defines certain of the commonly used terms in this report: “RMBS” refers to residential mortgage-backed securities comprised of adjustable-rate, hybrid adjustable-rate, fixed-rate, interest only and inverse interest only, and principal only securities; “Agency RMBS” refers to RMBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by a federally chartered corporation (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); “Agency ARMs” refers to Agency RMBS comprised of adjustable-rate and hybrid adjustable-rate RMBS; “non-Agency RMBS” refers to RMBS backed by prime jumbo and Alternative A-paper (“Alt-A”) residential mortgage loans; “IOs” refers collectively to interest only and inverse interest only mortgage-backed securities that represent the right to the interest component of the cash flow from a pool of mortgage loans; “Agency IOs” refers to IOs that represent the right to the interest components of the cash flow from a pool of residential mortgage loans issued or guaranteed by a GSE or an agency of the U.S. government; “POs” refers to mortgage-backed securities that represent the right to the principal component of the cash flow from a pool of mortgage loans; “ARMs” refers to adjustable-rate residential mortgage loans; “prime ARM loans” and “residential securitized loans” each refer to prime credit quality residential ARM loans (“prime ARM loans”) held in securitization trusts; “distressed residential loans” refers to pools of performing and re-performing, fixed-rate and adjustable-rate, fully amortizing, interest-only and balloon, seasoned mortgage loans secured by first liens on one- to four-family properties; “CMBS” refers to commercial mortgage-backed securities comprised of commercial mortgage pass-through securities, as well as IO or PO securities that represent the right to a specific component of the cash flow from a pool of commercial mortgage loans; “multi-family CMBS” refers to CMBS backed by commercial mortgage loans on multi-family properties; “CDOs” refers to collateralized debt obligations; “CLO” refers to collateralized loan obligation; “Consolidated K-Series” refers to, as of June 30, 2016 and December 31, 2015, five separate Freddie Mac-sponsored multi-family loan K-Series securitizations, of which we, or one of our special purpose entities (“SPEs”), own the first loss PO securities and certain IO securities; “Variable Interest Entity” and “VIE” refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; and “Consolidated VIEs” refers to VIEs where the Company is the primary beneficiary, as it has both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

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

Our investment portfolio includes residential mortgage loans, including second mortgages and loans sourced from distressed markets, non-Agency RMBS, multi-family CMBS, preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties, equity and debt securities issued by entities that invest in residential and commercial real estate and Agency RMBS. Subject to maintaining our qualification as a REIT, we also may opportunistically acquire and manage various other types of mortgage-related and financial assets that we believe will compensate us appropriately for the risks associated with them, including, without limitation, collateralized mortgage obligations and securities issued by newly originated residential securitizations, including credit sensitive securities from these securitizations.

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

We internally manage a certain portion of our portfolio, including Agency ARMs, fixed-rate Agency RMBS, non-Agency RMBS, residential securitized loans, second mortgage loans, multi-family CMBS and preferred equity and joint venture equity investments in, and mezzanine loans to, owners of multi-family properties. In addition, as part of our investment strategy, we also contract with certain external investment managers to manage specific asset types targeted by us. We are a party to separate investment management agreements with Headlands Asset Management, LLC, or Headlands, and The Midway Group, L.P., or Midway, with Headlands providing investment management services with respect to our investments in certain distressed residential mortgage loans and Midway providing investment management services with respect to our investments in Agency IOs.

Key Second Quarter 2016 Developments

RiverBanc Acquisition

On May 16, 2016, the Company completed the acquisition of the outstanding common equity interests in RiverBanc LLC ("RiverBanc"), RB Multifamily Investors LLC ("RBMI"), and RB Development Holding Company LLC ("RBDHC") that were not previously owned by the Company, thereby increasing the Company’s ownership of each of these entities to 100%. Prior to these acquisitions, the Company owned 20.0%, 67.19% and 62.5% of the outstanding common equity interests in RiverBanc, RBMI and RBDHC, respectively. RiverBanc is an investment management firm and registered investment adviser under the Investment Advisers Act of 1940 that was founded in 2010 and has sourced and managed direct and indirect investments in multifamily apartment properties on behalf of both public and private institutional investors, including the Company, RBMI and RBDHC. Prior to the completion of the RiverBanc acquisition, RiverBanc had served as an external manager of the Company pursuant to an investment management agreement for which it received base management and incentive fees. In connection with the acquisition, the Company terminated its investment management agreement with RiverBanc on May 17, 2016. As of March 31, 2016, RiverBanc managed approximately $371.5 million of the Company’s capital.

In acquiring a 100% ownership interest in RiverBanc, the Company has internalized the management of its multifamily investments. The Company expects to achieve certain synergies related to processes and personnel as a result of this internalization.

In connection with the acquisitions, on May 16, 2016, the Company named Kevin M. Donlon, the founder and Chief Executive Officer of RiverBanc, President of the Company and entered into an employment agreement with Mr. Donlon effective on the same date. On June 16, 2016, the Company’s Board of Directors approved the appointment of Mr. Donlon as a director of the Company. Prior to the completion of the acquisitions described above, Mr. Donlon (through Donlon Family LLC, an entity managed by Mr. Donlon) beneficially owned 59.40%, 5.47% and 6.25% of the outstanding common equity interests in RiverBanc, RMI and RBDHC, respectively.

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

Second Quarter 2016 Common Stock and Preferred Stock Dividends

On June 16, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.24 per share of common stock for the quarter ended June 30, 2016. The dividend was paid on July 25, 2016 to our common stockholders of record as of June 27, 2016.

On June 16, 2016, in accordance with the terms of our Series B Preferred Stock, our Board of Directors declared a Series B Preferred Stock quarterly cash dividend of $0.484375 per share of Series B Preferred Stock. The dividend was paid on July 15, 2016 to our Series B Preferred stockholders of record as of July 1, 2016.

Also on June 16, 2016, in accordance with the terms of our Series C Preferred Stock, our Board of Directors declared a Series C Preferred Stock quarterly cash dividend of $0.4921875 per share of Series C Preferred Stock. The dividend was paid on July 15, 2016 to our Series C Preferred stockholders of record as of July 1, 2016.

Current Market Conditions and Commentary

General. The United Kingdom’s decision to leave the European Union created a great deal of political and economic uncertainty in the markets in June 2016, leading to a rise in volatility. Recently released U.S. economic data suggests that the U.S. economy is expanding at a slower than expected rate in 2016, with U.S. gross domestic product (“GDP”) estimated to have grown by 1.1% in the first quarter of 2016 and 1.2% in the second quarter of 2016. According to the minutes of the Federal Reserve’s June 2016 meeting, Federal Reserve policymakers have reduced their GDP growth forecast since March 2016 for each of 2016 and 2017, with the central tendency projections for GDP growth ranging from 1.9% to 2.0% for 2016, 1.9% to 2.2% for 2017, and 1.8% to 2.1% for 2018.

The U.S. labor market was significantly softer than expected in April and May, but rebounded with a sizeable and somewhat unanticipated jobs number in June 2016. According to the U.S. Department of Labor, the U.S. unemployment rate was 4.9% as of the end of June 2016, while total nonfarm payroll employment posted an average monthly increase of 147,300 and 178,150 jobs during the three and six months ended June 30, 2016, respectively, as compared to an average monthly increase of 221,000 jobs in 2015.

Federal Reserve and Monetary Policy. In December 2015, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would raise the target range for the federal funds rate by 25 basis points and indicated its expectations for additional rate hikes in 2016, although the Federal Reserve has opted to not increase the rate at any of its meetings in 2016 to date. The Federal Reserve indicated following its July 2016 meeting that in determining the size and timing of future adjustments to the target range for the federal funds rate, it will assess both realized and expected economic conditions relative to its objectives of maximum employment and 2% inflation. Significant uncertainty with respect to the speed at which the Federal Reserve will tighten its monetary policy continues to persist. Although portions of the Federal Reserve’s July 2016 statement sounded a somewhat more upbeat tone, perhaps increasing the likelihood of a rate hike in 2016, we anticipate continued market uncertainty as to the timing and size of possible future rate hikes. Greater uncertainty frequently leads to wider asset spreads or lower prices and higher hedging costs.

Single-Family Homes and Residential Mortgage Market. U.S. home prices continued to advance in May 2016, continuing the home price appreciation trend that marked 2015. Data released by S&P Indices for its S&P CoreLogic Case-Shiller Home Price Indices for May 2016 showed that, on average, home prices increased 5.2% for the 20-City Composite over May 2015. In addition, according to data provided by the U.S. Department of Commerce, privately-owned housing starts for single family homes averaged a seasonally adjusted annual rate of 776,300 during the first half of 2016, as compared to a seasonally adjusted annual rate of 714,500 in 2015. We expect the single-family residential real estate market to continue to improve modestly in the near term and that improving single family housing fundamentals will have a positive impact on the overall credit profile of our existing portfolio of distressed residential loans.

Multi-family Housing. Apartments and other residential rental properties have remained a strong performing segment of the overall housing industry. According to data provided by the U.S. Department of Commerce, starts on multi-family homes containing five units or more averaged a seasonally adjusted annual rate of 366,700 during the first half of 2016, as compared to a seasonally adjusted annual rate of 385,800 in 2015. Moreover, even with the recent growth in supply, vacancy trends in the multi-family sector appear to remain stable. According to the first quarter of 2016 Multifamily Vacancy Index (“MVI”), which is produced by the National Association of Home Builders and surveys the multifamily housing industry’s perception of vacancies, the MVI was at 39 for the first quarter of 2016, down from 40 for the fourth quarter of 2015 and largely in-line with index scores over the prior eight quarters. Strength in the multi-family housing sector has contributed to valuation improvements for multi-family properties and, in turn, many of the multi-family CMBS that we own, although those gains have slowed considerably in recent quarters.

Credit Spreads. The first quarter of 2016 was a story of divergence, with widening credit spreads in the first half of the quarter while the second half of the quarter saw credit spreads for risk assets tighten again. During the second quarter of 2016, credit spreads tightened further as interest rates fell. Tightening credit spreads generally increase the value of many of our credit sensitive assets while widening credit spreads generally decrease the value of these assets.

Financing markets. During the second quarter of 2016, the bond market experienced a significant amount of volatility with the closing yield of the ten-year U.S. Treasury Note trading between 1.439% and 1.928%, settling at 1.471% at June 30, 2016.

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

Significant Estimates and Critical Accounting Policies

A summary of our critical accounting policies is included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 under “Note 2 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements included therein.

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

Interest income on certain of our credit sensitive securities, such as our CMBS that were purchased at a discount to par value, is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on management’s estimate from each security of the projected cash flows, which are estimated based on assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, management reviews and, if appropriate, adjusts its cash flow projections based on input and analysis received from external sources, internal models, and its own judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities.

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

Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations. As of June 30, 2016 and December 31, 2015, we owned 100% of the first loss tranche of securities of the Consolidated K-Series. The Consolidated K-Series collectively represents, as of June 30, 2016 and December 31, 2015, five separate Freddie Mac sponsored multi-family loan K-Series securitizations, of which we, or one of our SPEs, own the first loss PO securities and certain IO securities. We determined that the Consolidated K-Series were VIEs and that we are the primary beneficiary of the Consolidated K-Series. As a result, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans including their liabilities, income and expenses in our consolidated financial statements. We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the assets and liabilities of the Consolidated K-Series be reflected in our condensed consolidated statement of operations.

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

Acquired Distressed Residential Mortgage Loans – Acquired distressed residential mortgage loans that have evidence of deteriorated credit quality at acquisition are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). Management evaluates whether there is evidence of credit quality deterioration as of the acquisition date using indicators such as past due or modified status, risk ratings, recent borrower credit scores and recent loan-to-value percentages. Acquired distressed residential mortgage loans are recorded at fair value at the date of acquisition, with no allowance for loan losses. Under ASC 310-30, the acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an expectation of aggregate cash flows. Once a pool is assembled, it is treated as if it was one loan for purposes of applying the accounting guidance.

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

Capital Allocation

The following tables set forth our allocated capital by investment type at June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

At June 30, 2016:

	Agency RMBS(1)	Agency IOs	Multi- Family(2)	Distressed Residential (3)	Residential Securitized Loans(4)	Other(5)	Total
Carrying value	$507,294	$114,007	$519,341	$655,968	$106,173	$24,015	$1,926,798
Liabilities:
Callable(6)	(449,570)	(76,028)	(13,570)	(254,427)	—	747	(792,848)
Non-callable	—	—	(83,712)	(160,304)	(102,597)	(45,000)	(391,613)
Hedges (Net)(7)	2,264	7,118	—	—	—	—	9,382
Cash(8)	5,073	42,839	6,005	1,710	—	39,462	95,089
Goodwill	—	—	—	—	—	24,782	24,782
Other	4,900	4,535	3,020	13,672	744	(31,418)	(4,547)
Net capital allocated	$69,961	$92,471	$431,084	$256,619	$4,320	$12,588	$867,043
% of capital allocated	8.1%	10.7%	49.7%	29.6%	0.5%	1.4%

(1)	Includes both Agency ARMs and Agency fixed rate RMBS.

(2)
The Company through its ownership of certain securities has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements. A reconciliation to our financial statements as of June 30, 2016 follows:

Multi-family loans held in securitization trusts, at fair value	$7,282,145
Multi-family CDOs, at fair value	(6,981,813)
Net carrying value	300,332
Investment securities available for sale, at fair value	64,817
Total CMBS, at fair value	365,149
Mezzanine loan, preferred equity and investment in unconsolidated entities	138,560
Real estate under development	15,632
Financing arrangements	(13,570)
Securitized debt	(83,712)
Cash and other	9,025
Net Capital in Multi-Family	$431,084

(3)	Includes $543.4 million of distressed residential loans and $109.1 million of Non-Agency RMBS backed by re-performing and non-performing loans.

(4)	Represents our residential mortgage loans held in securitization trusts. We securitized these loans in 2005.

(5)
Other includes investments in unconsolidated entities amounting to $10.6 million and mortgage loans held for sale and mortgage loans held for investment totaling $12.1 million. Mortgage loans held for sale and mortgage loans held for investment are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets. Other non-callable liabilities consist of $45.0 million in subordinated debentures.

(6)	Includes repurchase agreements.

(7)	Includes derivative assets, derivative liabilities, payable for securities purchased and restricted cash posted as margin.

(8)
Includes $39.7 million held in overnight deposits in our Agency IO portfolio to be used for trading purposes. These deposits are included in the Company’s accompanying condensed consolidated balance sheet in receivables and other assets.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 to the Three and Six Months Ended June 30, 2015

For the three and six months ended June 30, 2016, we reported net income attributable to the Company's common stockholders of $11.2 million and $24.9 million, respectively, as compared to net income attributable to the Company's common stockholders of $21.5 million and $43.6 million for the same respective periods in 2015. The main components of the change in net income for the three and six months ended June 30, 2016 as compared to the same periods in 2015 are detailed in the following table (dollar amounts in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
Net interest income	$16,664	$20,303	$(3,639)	$34,306	$41,904	$(7,598)
Total other income	$10,071	$14,645	$(4,574)	$18,930	$27,678	$(8,748)
Total general, administrative and other expenses	$9,936	$9,139	$797	$19,295	$19,985	$(690)
Income from operations before income taxes	$16,799	$25,809	$(9,010)	$33,941	$49,597	$(15,656)
Income tax expense	$2,366	$1,178	$1,188	$2,557	$1,423	$1,134
Net income attributable to Company	$14,435	$24,631	$(10,196)	$31,386	$48,174	$(16,788)
Preferred stock dividends	$(3,225)	$(3,087)	$(138)	$(6,450)	$(4,540)	$(1,910)
Net income attributable to Company's common stockholders	$11,210	$21,544	$(10,334)	$24,936	$43,634	$(18,698)
Basic income per common share	$0.10	$0.20	$(0.10)	$0.23	$0.41	$(0.18)
Diluted income per common share	$0.10	$0.20	$(0.10)	$0.23	$0.41	$(0.18)

Net Interest Income

The decrease in net interest income of approximately $3.6 million for the three months ended June 30, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•	A decrease in net interest income of approximately $3.2 million due to the sale of CLO securities in the second quarter of 2015.

•	A decrease in net interest income of approximately $0.3 million in our Agency RMBS portfolio due to a decrease in average interest earning assets in this portfolio.

•
A decrease in net interest income of approximately $1.1 million in our distressed residential portfolio due to a decrease in average interest earning assets as well as seasoning of the portfolio resulting in less accretion of discount for the period as compared to the corresponding period in 2015.

•	A decrease in net interest income of approximately $0.2 million in our Agency IO portfolio primarily due to increase in financing costs.

•
An increase in net interest income of approximately $1.6 million in our multi-family portfolio due to an increase in average interest earning assets to $315.5 million for the three months ended June 30, 2016 as compared to $263.4 million in the corresponding period in 2015 and a decrease in our average cost of funds in the 2016 period. The increase in average interest earning assets can be primarily attributed to new multi-family preferred equity investments made and CMBS purchased during the period.

The decrease in net interest income of approximately $7.6 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•	A decrease in net interest income of approximately $6.0 million due to the sale of CLO securities in the second quarter of 2015.

•	A decrease in net interest income of approximately $1.1 million in our Agency RMBS portfolio due to a decrease in average interest earning assets in this portfolio.

•	A decrease in net interest income of approximately $0.5 million in our Agency IO portfolio primarily due to an increase in financing costs.

•
A decrease in net interest income of approximately $1.6 million in our distressed residential portfolio due to a decrease in average interest earning assets as well as seasoning of the portfolio resulting in less accretion of discount for the period as compared to the corresponding period in 2015.

•
An increase in net interest income of approximately $2.4 million in our multi-family portfolio due to an increase in average interest earning assets. Average interest earning assets in this portfolio increased due to new multi-family preferred equity investments made and investment securities purchased during the period. In addition, yield on the interest earning assets in our multi-family portfolio increased during the period as compared to the corresponding period in 2015.

Other Income

The decrease in other income of approximately $4.6 million for the three months ended June 30, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•
A decline in net unrealized gains on multi-family loans and debt held in securitization trusts of $4.6 million for the three months ended June 30, 2016 as compared to the corresponding period in 2015. Credit spreads for these assets tightened during the second quarter of 2015 from the first quarter of 2015. In the second quarter of 2016, credit spreads on our Freddie Mac K-Series securities remained flat against spreads in the first quarter of 2016 resulting in minimal unrealized gain for the second quarter of 2016.

•	A decrease in realized gains on distressed residential mortgage loans of $3.6 million due to less sale activity during the second quarter of 2016 as compared to the corresponding quarter in 2015.

•
A decrease in net unrealized gain on investment securities and related hedges of $5.4 million for the three months ended June 30, 2016, primarily related to our Agency IO portfolio. For the three months ended June 30, 2016, our Agency IO portfolio had net unrealized losses in the mark-to-market valuation of its investment securities due to wider spreads on Agency IOs in anticipation of increased prepayments.

•
An increase in other income of $5.8 million, which is primarily due to gains recognized as a result of the Company's re-measurement of its previously held membership interests in RiverBanc, RBMI, and RBDHC in accordance with U.S. GAAP.

The decrease in other income of approximately $8.7 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015 was primarily driven by:

•
A decline in net unrealized gains on multi-family loans and debt held in securitization trusts of $17.4 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015. Credit spreads for on our Freddie Mac K-Series securities tightened during the first half of 2015 but remained flat during the first half of 2016, thereby resulting in minimal unrealized gain for the six months ended June 30, 2016.

•
An increase in net unrealized losses on investment securities and related hedges of $2.1 million for the six months ended June 30, 2016, primarily related to our Agency IO portfolio. For the six months ended June 30, 2016, our Agency IO portfolio had net unrealized losses in the mark-to-market valuation of its investment securities due to wider spreads on Agency IOs in anticipation of increased prepayments.

•	An increase in realized gains on distressed residential mortgage loans of $1.3 million, with all of the realized gain occurring in the first quarter of 2016.

•
An increase in other income of $6.6 million, which is primarily due to gains recognized as a result of the Company's re-measurement of its previously held membership interests in RiverBanc, RBMI, and RBDHC in accordance with U.S. GAAP. In addition, other income increased due to income recognized on equity investments made during the period.

Comparative Expenses (dollar amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
General, Administrative and Other Expenses	2016	2015	$ Change	2016	2015	$ Change
Salaries, benefits and directors’ compensation	$2,763	$1,280	$1,483	$4,060	$2,362	$1,698
Professional fees	$709	$450	$259	$1,272	$713	$559
Base management and incentive fees	$2,979	$4,141	$(1,162)	$6,504	$11,011	$(4,507)
Expenses on distressed residential mortgage loans	$2,740	$2,682	$58	$5,934	$4,566	$1,368
Other	$745	$586	$159	$1,525	$1,333	$192
Total	$9,936	$9,139	$797	$19,295	$19,985	$(690)

The increase in general, administrative and other expenses for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily driven by an increase of $1.5 million in salaries, benefits and directors’ compensation, which was primarily due to an increase in employee headcount due to the acquisition of RiverBanc and its employees. This increase was partially offset by a $1.2 million decline in base management and incentive fees during the quarter due in part to the termination of the RiverBanc management agreement on May 17, 2016 and lower incentive fees earned. Professional fees and Other expenses were also higher for the three months ended June 30, 2016 as compared to the same period in 2015 due to transaction expenses incurred for the RiverBanc, RBMI and RBDHC acquisition.

For the six months ended June 30, 2016 as compared to the same period in 2015, general, administrative and other expenses decreased by $0.7 million. Salaries, benefits and directors’ compensation was driven higher during the 2016 period as compared to the same period in the prior year primarily due to the increase in employee headcount resulting from the RiverBanc acquisition, which was more than offset by a $4.5 million decline in base management and incentive fees during the 2016 period as compared to the same period in the prior year. The decline in base management and incentive fees was due in part to the termination of the RiverBanc management agreement on May 17, 2016 and lower incentive fees earned. RiverBanc earned incentive compensation of $3.2 million in the first quarter of 2015 from the sale of a multi-family CMBS security.

Quarterly Comparative Net Interest Spread

Our results of operations for our investment portfolio during a given period typically reflect the net interest income earned on our investment portfolio of RMBS, CMBS (including CMBS held in securitization trusts), residential securitized loans, distressed residential loans, including distressed residential loans held in securitization trusts, loans held for investment, mezzanine loans and preferred equity investments, where the risks and payment characteristics are equivalent to and accounted for as loans, loans held for sale and CLOs (collectively, our “Interest Earning Assets”). The net interest spread is impacted by factors such as our cost of financing, the interest rate that our investments bear and our interest rate hedging strategies. Furthermore, the amount of premium or discount paid on purchased portfolio investments and the prepayment rates on portfolio investments will impact the net interest spread as such factors will be amortized over the expected term of such investments. Realized and unrealized gains and losses on TBAs, Eurodollar and Treasury futures and other derivatives associated with our Agency IO investments, which do not utilize hedge accounting for financial reporting purposes, are included in other income (loss) in our statement of operations, and therefore, not reflected in the data set forth below.

The following table sets forth certain information about our portfolio by investment type and their related interest income, interest expense, weighted average yield on interest earning assets, average cost of funds and portfolio net interest margin for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

Three Months Ended June 30, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$2,111	$2,710	$9,744	$9,103	$750	$124	$24,542
Interest Expense	(802)	(790)	(1,761)	(3,401)	(312)	(812)	(7,878)
Net Interest Income	$1,309	$1,920	$7,983	$5,702	$438	$(688)	$16,664

Average Interest Earning Assets (2) (3)	$522,651	$132,453	$315,531	$595,455	$116,258	$9,196	$1,691,544
Weighted Average Yield on Interest Earning Assets (4)	1.62%	8.18%	12.35%	6.11%	2.58%	5.39%	5.80%
Average Cost of Funds (5)	(0.71)%	(2.51)%	(6.73)%	(3.90)%	(1.13)%	—	(2.59)%
Portfolio Net Interest Margin (6)	0.91%	5.67%	5.62%	2.21%	1.45%	5.39%	3.21%

Six Months Ended June 30, 2016

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$4,565	$6,346	$18,391	$17,968	$1,493	$205	$48,968
Interest Expense	(1,957)	(1,305)	(3,306)	(6,006)	(615)	(1,473)	(14,662)
Net Interest Income	$2,608	$5,041	$15,085	$11,962	$878	$(1,268)	$34,306

Average Interest Earning Assets (2) (3)	$548,925	$135,000	$300,791	$578,944	$118,705	$7,186	$1,689,551
Weighted Average Yield on Interest Earning Assets (4)	1.66%	9.40%	12.23%	6.21%	2.52%	5.71%	5.80%
Average Cost of Funds (5)	(0.84)%	(2.52)%	(7.02)%	(4.04)%	(1.10)%	—	(2.54)%
Portfolio Net Interest Margin (6)	0.82%	6.88%	5.21%	2.17%	1.42%	5.71%	3.26%

Three Months Ended June 30, 2015

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential	Residential Securitized Loans	Other	Total
Interest Income	$2,827	$2,341	$7,844	$10,356	$864	$3,176	$27,408
Interest Expense	(1,175)	(202)	(1,500)	(3,539)	(221)	(468)	(7,105)
Net Interest Income	$1,652	$2,139	$6,344	$6,817	$643	$2,708	$20,303

Average Interest Earning Assets (2) (3)	$633,024	$128,086	$263,415	$577,674	$145,667	$32,906	$1,780,772
Weighted Average Yield on Interest Earning Assets (4)	1.79%	7.31%	11.91%	7.17%	2.37%	38.61%	6.16%
Average Cost of Funds (5)	(0.87)%	(1.27)%	(7.13)%	(4)%	(0.64)%	—%	(2.25)%
Portfolio Net Interest Margin (6)	0.92%	6.04%	4.78%	3.17%	1.73%	38.61%	3.91%

Six Months Ended June 30, 2015

	Agency RMBS	Agency IOs	Multi- Family (1) (2)	Distressed Residential Loans	Residential Securitized Loans	Other	Total
Interest Income	6,142	5,907	15,665	20,826	1,735	$6,023	$56,298
Interest Expense	(2,395)	(400)	(2,986)	(7,225)	(460)	(928)	(14,394)
Net Interest Income	$3,747	$5,507	$12,679	$13,601	$1,275	$5,095	$41,904

Average Interest Earning Assets (2) (3)	$646,256	$129,838	$264,317	$576,944	$148,840	31,578	1,797,773
Weighted Average Yield on Interest Earning Assets (4)	1.9%	9.10%	11.85%	7.22%	2.33%	38.15%	6.26%
Average Cost of Funds (5)	(0.86)%	(1.25)%	(7.14)%	(4.01)%	(0.66)%	—%	(2.23)%
Portfolio Net Interest Margin (6)	1.04%	7.85%	4.71%	3.21%	1.67%	38.15%	4.03%

(1)
The Company through its ownership of certain securities has determined it is the primary beneficiary of the Consolidated K-Series and has consolidated the Consolidated K-Series into the Company’s consolidated financial statements.  Average Interest Earning Assets for the quarter excludes all Consolidated K-Series assets other than those securities actually owned by the Company. Interest income amounts represent interest income earned by securities that are actually owned by the Company. A reconciliation of our interest income in multi-family investments to our condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income, multi-family loans held in securitization trusts	$61,769	$62,984	$125,301	$129,284
Interest income, investment securities, available for sale (a)	1,246	921	2,168	1,753
Interest income, mezzanine loan and preferred equity investments (a)	1,953	931	3,346	1,715
Interest expense, multi-family collateralized obligation	55,224	56,992	112,424	117,087
Interest income, Multi-Family, net	9,744	7,844	18,391	15,665
Interest expense, investment securities, available for sale	211	—	212	—
Interest expense, securitized debt	1,550	1,500	3,094	2,986
Net interest income, Multi-Family	$7,983	$6,344	$15,085	$12,679

(a)	Included in the Company’s accompanying condensed consolidated statements of operations in interest income, investment securities and other.

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

(6)
Portfolio Net Interest Margin is the difference between our Weighted Average Yield on Interest Earning Assets and our Average Cost of Funds, excluding the weighted average cost of subordinated debentures.

Prepayment Experience

The following table sets forth the actual constant prepayment rates (“CPR”) for selected asset classes, by quarter, for the quarterly periods indicated:

Quarter Ended	Agency ARMs	Agency Fixed Rate	Agency IOs	Non-Agency RMBS	Residential Securitizations	Total Weighted Average
June 30, 2016	17.6%	10.2%	15.6%	14.4%	17.8%	14.6%
March 31, 2016	13.5%	7.9%	14.7%	12.9%	14.8%	12.7%
December 31, 2015	16.9%	8.5%	14.6%	15.3%	31.2%	14.7%
September 30, 2015	18.6%	10.5%	18.0%	12.5%	8.9%	15.1%
June 30, 2015	9.2%	10.6%	16.3%	12.5%	11.1%	13.3%
March 31, 2015	9.1%	6.5%	14.7%	15.5%	13.7%	11.5%
December 31, 2014	12.3%	6.5%	14.6%	13.7%	5.4%	11.1%
September 30, 2014	20.5%	9.2%	15.2%	18.7%	5.4%	13.1%
June 30, 2014	9.9%	6.7%	12.7%	10.5%	7.0%	10.1%

The change in CPR from the first quarter of 2016 through the second quarter of 2016 primarily negatively impacted the net interest income from our Agency IOs. When prepayment expectations over the remaining life of assets increase, we have to amortize premiums over a shorter time period resulting in a reduced yield to maturity on our investment assets. Conversely, if prepayment expectations decrease, the premium would be amortized over a longer period resulting in a higher yield to maturity. In addition, the market values and cash flows from our Agency IOs can be materially adversely affected during periods of elevated prepayments. We monitor our prepayment experience on a monthly basis and adjust the amortization rate to reflect current market conditions.

Financial Condition

As of June 30, 2016, we had approximately $9.4 billion of total assets, as compared to approximately $9.1 billion of total assets as of December 31, 2015. As of June 30, 2016 and December 31, 2015, the Consolidated K-Series assets amounted to approximately $7.3 billion and $7.1 billion, respectively. See "Significant Estimates and Critical Accounting Policies—Loan Consolidation Reporting Requirement for Certain Multi-Family K-Series Securitizations" in this Quarterly Report on Form 10-Q.

Balance Sheet Analysis

Investment Securities Available for Sale. Our securities portfolio includes Agency RMBS, including Agency fixed-rate and ARM pass-through certificates, Agency IOs, CMBS, non-Agency RMBS, and U.S. Treasury securities, which are classified as investment securities available for sale. At June 30, 2016, we had no investment securities in a single issuer or entity that had an aggregate book value in excess of 10% of our total assets. The increase in our investment securities available for sale as of June 30, 2016 as compared to December 31, 2015 is primarily related to our purchases of non-Agency RMBS and CMBS during the period.

The following tables set forth the balances of our investment securities available for sale by vintage (i.e., by issue year) as of June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	June 30, 2016		December 31, 2015
	Par Value	Carrying Value	Par Value	Carrying Value
Agency RMBS
ARMs
Prior to 2012	$25,322	$26,528	$47,463	$49,670
2012	102,560	107,942	116,517	120,379
2013	—	—	1,282	1,313
2014	—	—	1,203	1,233
2015	—	—	401	418
Total ARMs	127,882	134,470	166,866	173,013
Fixed
Prior to 2012	1,172	1,230	21,947	24,947
2012	353,285	371,090	386,293	397,541
2013	—	—	309	335
2015	457	504	1,668	1,890
Total Fixed	354,914	372,824	410,217	424,713
IO
Prior to 2013	411,487	61,013	484,683	74,652
2013	105,317	16,614	113,845	19,214
2014	59,359	6,386	65,295	7,976
2015	90,246	14,820	91,837	13,548
2016	98,921	7,177	—	—
Total IOs	765,330	106,010	755,660	115,390

Total Agency RMBS	1,248,126	613,304	1,332,743	713,116

U.S. Treasury securities
Prior to 2011	—	—	10,000	10,037
2016	8,000	7,997	—	—
Total US Treasury Securities	8,000	7,997	10,000	10,037

Non-Agency RMBS
2006	1,880	1,320	2,088	1,567
2015	30,103	30,013	—	—
2016	78,880	79,038	—	—
Total Non-Agency RMBS	110,863	110,371	2,088	1,567

CMBS
Prior to 2013 (1)	841,985	42,271	853,408	40,734
2013	5,912	5,726	—	—
2014	2,500	2,254	—	—
2015	16,880	14,566	—	—
Total CMBS	867,277	64,817	853,408	40,734

Total	$2,234,266	$796,489	$2,198,239	$765,454

(1)	These amounts represent multi-family CMBS available for sale held in securitization trusts at June 30, 2016 and December 31, 2015.

Residential Mortgage Loans Held in Securitization Trusts (net). Included in our portfolio are prime ARM loans that we originated or purchased in bulk from third parties that met our investment criteria and portfolio requirements and that we subsequently securitized in 2005.

At June 30, 2016, residential mortgage loans held in securitization trusts totaled approximately $106.2 million. The Company’s net investment in the residential securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of (i) the ARM mortgage loans, real estate owned and receivables held in residential securitization trusts and (ii) the amount of Residential CDOs outstanding, was $4.4 million. Of the residential mortgage loans held in securitized trusts, 100% are traditional ARMs or hybrid ARMs, 82.1% of which are ARM loans that are interest only. With respect to the hybrid ARMs included in these securitizations, interest rate reset periods were predominately five years or less and the interest-only period is typically nine years, which mitigates the “payment shock” at the time of interest rate reset. None of the residential mortgage loans held in securitization trusts are pay option-ARMs or ARMs with negative amortization.

The following table details our residential mortgage loans held in securitization trusts at June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid Principal	Carrying Value
June 30, 2016	308	$109,214	$106,173
December 31, 2015	331	$122,545	$119,921

Characteristics of Our Residential Mortgage Loans Held in Securitization Trusts:

The following table sets forth the composition of our residential mortgage loans held in securitization trusts as of June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	June 30, 2016			December 31, 2015
	Average	High	Low	Average	High	Low
General Loan Characteristics:
Original Loan Balance	$427	$2,850	$48	$432	$2,850	$48
Current Coupon Rate	3.08%	5.00%	1.50%	2.82%	4.63%	1.38%
Gross Margin	2.36%	4.13%	1.13%	2.37%	4.13%	1.13%
Lifetime Cap	11.29%	13.25%	9.38%	11.30%	13.25%	9.38%
Original Term (Months)	360	360	360	360	360	360
Remaining Term (Months)	227	234	193	233	240	199
Average Months to Reset	5	11	1	5	11	1
Original FICO Score	725	818	593	724	818	593
Original LTV	70.07%	95.00%	13.94%	69.77%	95.00%	13.94%

The following tables detail the activity for the residential mortgage loans held in securitization trusts (net) for the six months ended June 30, 2016 and 2015, respectively (dollar amounts in thousands):

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2016	$122,545	$775	$(3,399)	$119,921
Principal repayments	(13,737)	—	—	(13,737)
Provision for loan loss	—	—	(409)	(409)
Transfer to real estate owned	—	—		—
Charge-Offs	406	—	76	482
Amortization of premium	—	(84)	—	(84)
Balance, June 30, 2016	$109,214	$691	$(3,732)	$106,173

	Principal	Premium	Allowance for Loan Losses	Net Carrying Value
Balance, January 1, 2015	$152,277	$968	$(3,631)	$149,614
Principal repayments	(11,828)	—	—	(11,828)
Provision for loan loss	—	—	(656)	(656)
Transfer to real estate owned	192	—	(1)	191
Charge-Offs	—	—	196	196
Amortization of premium	—	(77)	—	(77)
Balance, June 30, 2015	$140,641	$891	$(4,092)	$137,440

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

The following table details our portfolio of distressed residential mortgage loans, including those distressed residential mortgage loans held in securitization trusts, at June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands):

	Number of Loans	Unpaid principal	Carrying Value
June 30, 2016	5,751	$616,012	$543,361
December 31, 2015	5,877	$640,570	$558,989

The Company’s distressed residential mortgage loans held in securitization trusts with a carrying value of approximately $225.4 million and $114.2 million at June 30, 2016 and December 31, 2015, respectively, are pledged as collateral for certain of the securitized debt issued by the Company. The Company’s net investment in these securitization trusts, which is the maximum amount of the Company’s investment that is at risk to loss and represents the difference between the carrying amount of the net assets and liabilities associated with the distressed residential mortgage loans held in securitization trusts, was $73.5 million and $86.6 million at June 30, 2016 and December 31, 2015, respectively.

In addition, distressed residential mortgage loans with a carrying value of approximately $256.4 million and $307.0 million at June 30, 2016 and December 31, 2015, respectively, are pledged as collateral for a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch.

Characteristics of Our Distressed Residential Mortgage Loans, including Distressed Residential Mortgage Loans Held in Securitization Trusts:

Loan to Value at Purchase	June 30, 2016	December 31, 2015
50.00% or less	3.6%	3.3%
50.01% - 60.00%	3.9%	3.6%
60.01% - 70.00%	6.4%	6.7%
70.01% - 80.00%	10.3%	10.0%
80.01% - 90.00%	12.2%	11.9%
90.01% - 100.00%	13.5%	13.1%
100.01% and over	50.1%	51.4%
Total	100.0%	100.0%

FICO Scores at Purchase	June 30, 2016	December 31, 2015
550 or less	17.5%	17.7%
551 to 600	29.3%	30.3%
601 to 650	27.8%	28.2%
651 to 700	15.9%	15.4%
701 to 750	7.1%	6.5%
751 to 800	2.1%	1.7%
801 and over	0.3%	0.2%
Total	100.0%	100.0%

Current Coupon	June 30, 2016	December 31, 2015
3.00% or less	13.7%	14.9%
3.01% - 4.00%	11.0%	9.3%
4.01% - 5.00%	21.7%	21.3%
5.01% – 6.00%	11.3%	11.5%
6.01% and over	42.3%	43.0%
Total	100.0%	100.0%

Delinquency Status	June 30, 2016	December 31, 2015
Current	79.3%	68.1%
31 – 60 days	3.3%	11.0%
61 – 90 days	4.1%	9.0%
90+ days	13.3%	11.9%
Total	100.0%	100.0%

Origination Year	June 30, 2016	December 31, 2015
2005 or earlier	26.7%	27.1%
2006	18.5%	19.0%
2007	33.6%	34.2%
2008 or later	21.2%	19.7%
Total	100.0%	100.0%

Consolidated K-Series. As of June 30, 2016 and December 31, 2015, we owned 100% of the first loss securities of the Consolidated K-Series. The Consolidated K-Series are comprised of multi-family mortgage loans held in five Freddie Mac-sponsored multi-family K-Series securitizations, of which we, or one of our SPEs, own the first loss securities and in certain cases IOs. We determined that the securitizations comprising the Consolidated K-Series were VIEs and that we are the primary beneficiary of these securitizations. Accordingly, we are required to consolidate the Consolidated K-Series’ underlying multi-family loans and related debt, income and expense in our financial statements.

We have elected the fair value option on the assets and liabilities held within the Consolidated K-Series, which requires that changes in valuations in the liabilities of the Consolidated K-Series will be reflected in our consolidated statement of operations. As of June 30, 2016 and December 31, 2015, the Consolidated K-Series was comprised of $7.3 billion and $7.1 billion, respectively, in multi-family loans held in securitization trusts and $7.0 billion and $6.8 billion, respectively, in multi-family CDOs, with a weighted average interest rate of 4.11%. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and six months ended June 30, 2016 included $61.8 million and $125.3 million in interest income, respectively, and $55.2 million and $112.4 million in interest expense, respectively. Also, we recognized a $0.8 million and $1.6 million unrealized gain in the condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively, as a result of the fair value accounting method election. As a result of the consolidation of the Consolidated K-Series, our condensed consolidated statements of operations for the three and six months ended June 30, 2015 included $63.0 million and $129.3 million in interest income, respectively, and $57.0 million and $117.1 million in interest expense, respectively. Also, we recognized a $5.4 million and $19.0 million unrealized gain in the condensed consolidated statement of operations for the three and six months ended June 30, 2015, respectively, as a result of the fair value accounting method election.

We do not have any claims to the assets (other than the security represented by our first loss piece) or obligations for the liabilities of the Consolidated K-Series. Our investment in the Consolidated K-Series is limited to the multi-family CMBS comprised of first loss tranche PO securities and or/certain IOs issued by these K-Series securitizations with an aggregate net carrying value of $300.3 million and $286.4 million as of June 30, 2016 and December 31, 2015, respectively.

Multi-Family CMBS Loan Characteristics:

The following table details the loan characteristics of the loans that back the multi-family CMBS (including the Consolidated K-Series) in our portfolio as of June 30, 2016 and December 31, 2015, respectively (dollar amounts in thousands, except as noted):

	June 30, 2016	December 31, 2015
Current balance of loans	$8,920,215	$9,034,361
Number of loans	545	548
Weighted average original LTV	68.8%	68.8%
Weighted average underwritten debt service coverage ratio	1.49x	1.49x
Current average loan size	$16,367	$16,486
Weighted average original loan term (in months)	120	120
Weighted average current remaining term (in months)	79	79
Weighted average loan rate	4.39%	4.40%
First mortgages	100%	100%
Geographic state concentration (greater than 5.0%):
California	13.9%	13.8%
Texas	12.4%	12.3%
New York	8.1%	8.0%
Maryland	5.3%	5.2%

Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of ownership interests in entities that invest in multifamily or residential real estate and related assets. As of June 30, 2016 and December 31, 2015, we had approximately $73.8 million and $87.7 million of investments in unconsolidated entities, respectively. The net decrease in investment in unconsolidated entities is attributable to our acquisition on May 16, 2016 of the outstanding ownership interests in RiverBanc, RBMI, and RBDHC that were not previously owned by the Company, which resulted in consolidation of these entities into the Company's financial statements. As a result of the business combination, the Company's equity investments in RiverBanc, RBMI and RBDHC were replaced by the recognition of joint venture equity investments totaling $52.4 million as of June 30, 2016. See Note 19 to our condensed consolidated financial statements included in this report for more information on these business combinations.

Mezzanine Loan and Preferred Equity Investments. The Company had mezzanine loan and preferred equity investments in the amounts of $75.3 million and $44.2 million as of June 30, 2016 and December 31, 2015, respectively. The net increase at June 30, 2016 is attributable to one additional investment and our acquisition of the outstanding ownership interests in RBMI that were not previously owned by us, which resulted in consolidation of this entity into the Company's financial statements. As a result of the business combination and related consolidation, the Company recognized an additional $23.7 million of mezzanine and preferred equity investmentsas of June 30, 2016. See Note 19 to our condensed consolidated financial statements included in this report for more information on the business combination.
As of June 30, 2016, all mezzanine loan and preferred equity investments were paying in accordance with their contractual terms. During the six months ended June 30, 2016, there were no impairments with respect to our mezzanine loan and preferred equity investments.
The following tables summarize our mezzanine loan and preferred equity investments as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Count	Carrying Amount (1)	Outstanding Balance (1)	Weighted Average Interest or Preferred Return Rate	Weighted Average Remaining Life (Years)
Mezzanine loans	5	$19,180	$19,365	12.56%	9.2
Preferred equity investments	11	56,120	56,599	12.28%	6.8
Total	16	$75,300	$75,964	12.35%	$7.4

	December 31, 2015
	Count	Carrying Amount (1)	Outstanding Balance (1)	Weighted Average Interest or Preferred Return Rate	Weighted Average Remaining Life (Years)
Mezzanine loans	2	$8,663	$8,735	12.50%	11.0
Preferred equity investments	9	35,488	35,794	12.38%	7.2
Total	11	$44,151	$44,529	12.41%	8.0

(1)	The difference between the Carrying Amount and the Outstanding Balance consists of any unamortized premium or discount, deferred fees, or deferred expenses.
Financing Arrangements, Portfolio Investments. The Company finances its portfolio investments primarily through repurchase agreements and, until January 2016, Federal Home Loan Bank advances. The Company has entered into repurchase agreements with third party financial institutions and the Company’s wholly owned captive insurance subsidiary, GLIH, which is a member of the FHLBI, had access to a variety of products and services offered by the FHLBI, including secured advances, until January 2016 when the regulator of the FHLB system amended regulations that prevent captive insurers from becoming or continuing as FHLB members after February 2017. These financing arrangements are short-term borrowings that bear interest rates typically based on a spread to LIBOR, and are secured by the securities which they finance.

At June 30, 2016, the Company had repurchase agreements with an outstanding balance of $618.1 million and a weighted average interest rate of 0.97%. At December 31, 2015, the Company had repurchase agreements and FHLBI advances with an outstanding balance of $577.4 million and a weighted average interest rate of 0.71%.

As of June 30, 2016 and December 31, 2015, we had no counterparties where the amount at risk was in excess of 5% of the Company's stockholders’ equity. The amount at risk is defined as the fair value of securities pledged as collateral to the financing agreement in excess of the financing agreement liability.

As of June 30, 2016 and December 31, 2015, the outstanding balance under our financing agreements was funded at an advance rate of 89.9% and 92.1% that implies an average haircut of 10.1% and 7.9%, respectively. The weighted average “haircut” related to our repurchase agreement financing for our Agency RMBS (excluding Agency IOs), non-Agency RMBS, CMBS and Agency IOs was approximately 5%, 20%, 25% and 25%, respectively.

The following table details the ending balance, quarterly average balance and maximum balance at any month-end during each quarter in 2016, 2015 and 2014 for outstanding financing arrangements, including Federal Home Loan Bank advances (dollar amounts in thousands):

Quarter Ended	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at any Month-End
June 30, 2016	$615,930	$618,050	$642,536
March 31, 2016	$576,822	$589,919	$589,919

December 31, 2015	$574,847	$577,413	$578,136
September 30, 2015	$578,491	$586,075	$586,075
June 30, 2015	$513,254	$585,492	$585,492
March 31, 2015	$633,132	$619,741	$645,162

December 31, 2014	$658,360	$651,965	$668,901
September 30, 2014	$639,831	$627,881	$653,181
June 30, 2014	$725,761	$668,428	$758,857

Financing Arrangements, Residential Mortgage Loans. The Company has a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, in an aggregate principal amount of up to $250 million, to fund future purchases of distressed residential mortgage loans. The outstanding balance on the master repurchase agreement, as of June 30, 2016 and December 31, 2015, amounts to approximately $176.2 million and $214.5 million, respectively, bearing interest at one-month LIBOR plus 2.50% (2.95% and 2.92% at June 30, 2016 and December 31, 2015, respectively) and expires on December 15, 2016. Distressed residential mortgage loans with a carrying value of approximately $256.4 million at June 30, 2016, are pledged as collateral for the borrowings under the master repurchase agreement. The Company expects to roll outstanding borrowings under this master repurchase agreement into a new repurchase agreement or other financing prior to or at maturity.

In addition, on November 25, 2015, the Company entered into a master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $100 million, to fund the future purchase of residential mortgage loans. The outstanding balance on the master repurchase agreement will bear interest at one-month LIBOR plus 4.0% and expires on May 25, 2017. There was no outstanding balance on this master repurchase agreement as of June 30, 2016 and December 31, 2015.

Residential Collateralized Debt Obligations. As of June 30, 2016 and December 31, 2015, we had Residential CDOs of $102.6 million and $116.7 million, respectively. As of June 30, 2016 and December 31, 2015, the weighted average interest rate of these Residential CDOs was 0.84% and 0.80%, respectively. The Residential CDOs are collateralized by ARM loans with a principal balance of $109.2 million and $122.5 million at June 30, 2016 and December 31, 2015, respectively. The Company retained the owner trust certificates, or residual interest for three securitizations, and, as of June 30, 2016 and December 31, 2015, had a net investment in the residential securitization trusts of $4.4 million and $4.4 million, respectively.

Securitized Debt. As of June 30, 2016 and December 31, 2015 we had approximately $244.0 million and $116.5 million of securitized debt, respectively. As of June 30, 2016 and December 31, 2015, the weighted average interest rate for our securitized debt was 4.55% and 5.28%, respectively. The Company’s securitized debt is collateralized by multi-family CMBS and distressed residential mortgage loans. In February 2016, the Company repaid the Company’s outstanding notes from its distressed residential mortgage loan securitization transactions completed in 2013 with original principal amounts of $138.3 million and outstanding principal balance at the time of repayment amounting to $31.9 million. In April 2016, the Company closed on a securitization transaction that involved the issuance and sale of $177.5 million of Class A Notes representing beneficial ownership in a pool of performing and re-performing seasoned mortgage loans. The Company holds 5% of the Class A Notes issued and retained $25.5 million of Class M Notes and a $79.8 million equity certificate. See Note 7 to our condensed consolidated financial statements included in this report for more information on securitized debt.

Subordinated Debentures. As of June 30, 2016, certain of our wholly owned subsidiaries had trust preferred securities outstanding of $45.0 million with a weighted average interest rate of 4.47%. The securities are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities are classified as subordinated debentures in the liability section of our condensed consolidated balance sheets.

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

In connection with our investment in Agency IOs, we utilize several types of derivative instruments such as interest rate swaps, futures, put and call options on futures and TBAs to hedge the interest rate risk and spread risk. This hedging technique is dynamic in nature and requires frequent adjustments, which accordingly makes it very difficult to qualify for hedge accounting treatment. Hedge accounting treatment requires specific identification of a risk or group of risks and then requires that we designate a particular trade to that risk with no minimal ability to adjust over the life of the transaction. Because we and Midway are frequently adjusting these derivative instruments in response to current market conditions, we have determined to account for all the derivative instruments related to our Agency IO investments as derivatives not designated as hedging instruments. Realized and unrealized gains and losses associated with derivatives in our Agency IO portfolio are recognized through earnings in the condensed consolidated statements of operations.

We also use interest rate swaps (separately from interest rate swaps in our Agency IO portfolio) to hedge variable cash flows associated with borrowings made under our financing arrangements and Residential CDOs. We typically pay a fixed rate and receive a floating rate based on one month LIBOR, on the notional amount of the interest rate swaps. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics and cash flows of our financing arrangements. At June 30, 2016 and December 31, 2015, the Company had $215 million of notional amount of interest rate swaps outstanding that qualify as cash flow hedges for financial reporting purposes. The interest rate swaps had a net fair market liability value of $0.8 million at June 30, 2016 and net fair market asset value of $0.3 million at December 31, 2015. See Note 8 to our condensed consolidated financial statements included in this Form 10-Q for more information on our derivative instruments and hedging activities.

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

Balance Sheet Analysis - Stockholders’ Equity

Stockholders’ equity at June 30, 2016 was $864.0 million and included $7.6 million of accumulated other comprehensive income. The accumulated other comprehensive income at June 30, 2016 primarily consisted of $12.5 million in net unrealized gains related to our CMBS, partially offset by $0.8 million in unrealized derivative losses related to cash flow hedges and $4.1 million in unrealized losses related to our Agency RMBS and non-Agency RMBS. Stockholders’ equity at December 31, 2015 was $880.5 million and included $2.9 million of accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2015 consisted of $15.2 million in unrealized losses related to our Agency RMBS and non-Agency RMBS offset by $12.0 million in net unrealized gains related to our CMBS and $0.3 million in unrealized derivative gains related to cash flow hedges.

Analysis of Changes in Book Value

The following table analyzes the changes in book value of our common stock for the three and six months ended June 30, 2016 (amounts in thousands, except per share):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Amount	Shares	Per Share (1)	Amount	Shares	Per Share(1)
Beginning Balance	$710,008	109,409	$6.49	$715,526	109,402	$6.54
Common stock issuance, net (2)	558	160		611	167
Balance after share issuance activity	710,566	109,569	6.49	716,137	109,569	6.54
Dividends declared	(26,297)		(0.24)	(52,557)		(0.48)
Net change AOCI: (3)
Hedges	(225)		—	(1,126)		(0.01)
RMBS	3,652		0.03	11,453		0.10
CMBS	61		—	124		—
Net income attributable to Company's common stockholders	11,210		0.10	24,936		0.23
Ending Balance	$698,967	109,569	$6.38	$698,967	109,569	$6.38

(1)	Outstanding shares used to calculate book value per share for the ending balance is based on outstanding shares as of June 30, 2016 of 109,569,315.

(2)	Includes amortization of stock based compensation.

(3)	Accumulated other comprehensive income (“AOCI”).

Liquidity and Capital Resources

General

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, comply with margin requirements, fund our operations, pay management, incentive and consulting fees, pay dividends to our stockholders and other general business needs. Our investments and assets, excluding the principal only multi-family CMBS we invest in, generate liquidity generally on an ongoing basis through principal and interest payments, prepayments, net earnings retained prior to payment of dividends and distributions from unconsolidated investments. Our principal only multi-family CMBS are backed by balloon non-recourse mortgage loans that provide for the payment of principal at maturity date, which is typically seven to ten years from the date the underlying mortgage loans are originated, and therefore do not directly contribute to monthly cash flows. In addition, the Company will, from time to time, sell on an opportunistic basis certain securities, as part of its overall investment strategy and these sales are expected to provide additional liquidity.

During the six months ended June 30, 2016, net cash decreased by $12.0 million, as a result of $17.4 million used in investing activities and $18.6 million used in financing activities, partially offset by $24.0 million of cash provided by operating activities. Our investing activities primarily included $274.6 million in purchases of investment securities, $46.6 million in purchases of residential mortgage loans and distressed residential mortgage loans, and $28.5 million in acquisition of businesses, partially offset by $177.9 million in proceeds from sales of investment securities, $58.6 million in principal paydowns received on investment securities available for sale, $59.0 million in principal repayments received on multi-family loans held in securitization trusts, $57.6 million in principal repayments and proceeds from sales and refinancing of distressed residential mortgage loans, and $13.2 million in principal repayments received on residential mortgage loans held in securitization trusts. Our financing activities primarily included $167.7 million in proceeds from the issuance of securitized debt and $3.3 million in net proceeds from financing arrangements, offset by $59.0 million in payments made on multi-family CDOs, $59.0 million in dividends paid on common stock, Series B Preferred Stock and Series C Preferred Stock, $14.2 million in payments made on Residential CDOs, $16.3 million in redemption of preferred equity and $41.3 million in payments made on securitized debt.

We fund our investments and operations through a balanced and diverse funding mix, which includes proceeds from equity offerings, short-term and longer-term repurchase agreement borrowings, CDOs, securitized debt, trust preferred debentures and, until January 2016, we also used FHLBI advances. The type and terms of financing used by us depends on the asset being financed. In those cases where we utilize some form of structured financing, be it through CDOs, longer-term repurchase agreements or securitized debt, the cash flow produced by the assets that serve as collateral for these structured finance instruments may be restricted in terms of its use or applied to pay principal or interest on CDOs, repurchase agreements, or notes that are senior to our interests. At June 30, 2016, we had cash and cash equivalents balances of $49.9 million, which decreased from $62.0 million at December 31, 2015. Based on our current investment portfolio, new investment initiatives, leverage ratio and available and future possible borrowing arrangements, we believe our existing cash balances, funds available under our various financing arrangements and cash flows from operations will meet our liquidity requirements for at least the next 12 months.

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

As of June 30, 2016, we have outstanding short-term repurchase agreements, a form of collateralized short-term borrowing, with 6 different financial institutions. These agreements are secured by certain of our investment securities and bear interest rates that have historically moved in close relationship to LIBOR. Our borrowings under repurchase agreements are based on the fair value of our investment securities portfolio. Interest rate changes and increased prepayment activity can have a negative impact on the valuation of these securities, reducing the amount we can borrow under these agreements. Moreover, our repurchase agreements allow the counterparties to determine a new market value of the collateral to reflect current market conditions and because these lines of financing are not committed, the counterparty can call the loan at any time. Market value of the collateral represents the price of such collateral obtained from generally recognized sources or most recent closing bid quotation from such source plus accrued income. If a counterparty determines that the value of the collateral has decreased, the counterparty may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing in cash, on minimal notice. Moreover, in the event an existing counterparty elected to not renew the outstanding balance at its maturity into a new repurchase agreement, we would be required to repay the outstanding balance with cash or proceeds received from a new counterparty or to surrender the securities that serve as collateral for the outstanding balance, or any combination thereof. If we are unable to secure financing from a new counterparty and had to surrender the collateral, we would expect to incur a loss. In addition, in the event one of our lenders under the repurchase agreement defaults on its obligation to “re-sell” or return to us the securities that are securing the borrowings at the end of the term of the repurchase agreement, we would incur a loss on the transaction equal to the amount of “haircut” associated with the short-term repurchase agreement, which we sometimes refer to as the “amount at risk.” As of June 30, 2016, we had an aggregate amount at risk under our repurchase agreements with six counterparties of approximately $82.8 million, with no more than approximately $31.2 million at risk with any single counterparty. At June 30, 2016, the Company had short-term repurchase agreement borrowings of $618.1 million as compared to $577.4 million as of December 31, 2015.

As of June 30, 2016, our available liquid assets include unrestricted cash and cash equivalents, overnight deposits and unencumbered securities we believe may be posted as margin. The Company had $49.9 million in cash and cash equivalents, $39.7 million in overnight deposits in our Agency IO portfolio included in restricted cash and $161.0 million in unencumbered investment securities to meet additional haircuts or market valuation requirements. The unencumbered securities that we believe may be posted as margin as of June 30, 2016 included $41.0 million of Agency RMBS, $112.4 million of CMBS and $7.6 million of non-agency RMBS and other investment securities. The cash and unencumbered securities, which collectively represent 40.5% of our financing arrangements, are liquid and could be monetized to pay down or collateralize a liability immediately.

At June 30, 2016, the Company also had two master repurchase agreements with Deutsche Bank AG, Cayman Islands Branch in an aggregate principal amount of up to $250 million and $100 million, expiring on December 15, 2016 and May 25, 2017, respectively. The outstanding balances under the master repurchase agreements amounted to approximately $176.2 million and $214.5 million at June 30, 2016 and December 31, 2015, respectively. The agreement with an aggregate principal amount of $250 million is collateralized by distressed residential mortgage loans with a carrying value of $256.4 million at June 30, 2016.

At June 30, 2016, we also had other longer-term debt, including Residential CDOs outstanding of $102.6 million, multi-family CDOs outstanding of $7.0 billion (which represent obligations of the Consolidated K-Series), subordinated debt of $45.0 million and securitized debt of $244.0 million. The CDOs are collateralized by residential and multi-family loans held in securitization trusts, respectively. The securitized debt represents the notes issued in (i) our May 2012 multi-family re-securitization transaction, (ii) our November 2013 multi-family CMBS collateralized recourse financing transaction and (iii) our April 2016 distressed residential mortgage loan securitization transaction, which is described in Note 7 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q .

As of June 30, 2016, our overall leverage ratio, including both our short- and longer-term financing, such as securitized debt and subordinated debt (and excluding the CDOs issued by the Consolidated K-Series and our Residential CDOs) divided by the Company's stockholders’ equity, was approximately 1.3 to 1. As of June 30, 2016, our leverage ratio on our short term financings or callable debt was approximately 0.9 to 1. We monitor all at risk or short term borrowings to ensure that we have adequate liquidity to satisfy margin calls and have the ability to respond to other market disruptions.

Liquidity – Hedging and Other Factors

Certain of our hedging instruments may also impact our liquidity. We use interest rate swaps, swaptions, TBAs, Eurodollar or other futures contracts to hedge interest rate risk associated with our investments in Agency RMBS, including Agency IOs.

With respect to interest rate swaps, futures contracts and TBAs, initial margin deposits, which can be compromised of either cash or securities, will be made upon entering into these contracts. During the period these contracts are open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of these contracts at the end of each day’s trading. We may be required to satisfy variable margin payments periodically, depending upon whether unrealized gains or losses are incurred. In addition, because delivery of TBAs extend beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable to increasing amounts at risk with the applicable counterparties. The use of TBAs associated with our Agency IO investments creates significant short term payables (and/or receivables) amounting to $286.5 million at June 30, 2016, and is included in payable for securities purchased on our condensed consolidated balance sheets.

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

On March 20, 2015, the Company entered into separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of JMP Securities LLC (“JMP”) and MLV & Co. LLC (“MLV”), each an “Agent” and collectively, the “Agents”, pursuant to which the Company may sell up to $75,000,000 of aggregate value of (i) shares of the Company’s common stock, par value $0.01 per and (ii) shares of the Company’s Series B Preferred Stock, from time to time through the Agents. Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. We have no obligation to sell any of the shares under the Equity Distribution Agreements and may at any time suspend solicitations and offers under the Equity Distribution Agreements. During the three and six months ended June 30, 2016, there were no shares issued under the Equity Distribution Agreements. As of June 30, 2016, approximately $52.9 million of securities remains available for issuance under the Equity Distribution Agreements.

Management Agreements

We have investment management agreements with Midway and Headlands, pursuant to which we pay these managers a base management and incentive fee, if earned, quarterly in arrears. We also had an investment management agreement with RiverBanc that was terminated on May 17, 2016 as a result of our acquisition of the outstanding common equity interests in RiverBanc that were not previously owned by the Company on May 16, 2016. See Note 19 to our condensed consolidated financial statements included in this report for more information on the business combination. See "- Results of Operations - Comparison of the Three and Six Months Ended June 30, 2016 to Three and Six Months Ended June 30, 2015 - Comparative Expenses" for more information regarding the base management and incentive fees incurred during the three and six months ended June 30, 2016.

Dividends

On June 16, 2016, we declared a Series B Preferred Stock cash dividend of $0.484375 per share of Series B Preferred Stock for the quarterly period that began on April 15, 2016 and ended on July 14, 2016. The dividend was paid on July 15, 2016 to our Series B Preferred stockholders of record as of July 1, 2016.

On June 16, 2016, we declared a Series C Preferred Stock cash dividend of $0.4921875 per share of Series C Preferred Stock for the quarterly period that began on April 15, 2016 and ended on July 14, 2016. The dividend was paid on July 15, 2016 to our Series C Preferred stockholders of record as of July1, 2016.

On June 16, 2016, we declared a 2016 second quarter cash dividend of 0.24 per common share. The dividend was paid on July 25, 2016 to common stockholders of record as of June 27, 2016. The dividend was paid out of our working capital.

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

Several large European banks have experienced financial difficulty in recent years, some of whom have required a rescue or assistance from other large European banks or the European Central Bank. Some of these banks have U.S. banking subsidiaries which have provided repurchase agreement financing or interest rate swap agreements to us in connection with the acquisition of various investments, including mortgage-backed securities investments. We have outstanding repurchase agreement borrowings with Deutsche Bank AG, Cayman Islands Branch, in the amount of $176.2 million at June 30, 2016, with a net exposure of $80.2 million. In addition, certain of our U.S. based counterparties may have significant exposure to the financial and economic turmoil in Europe which could impact their future lending activities or cause them to default under agreements with us. In the event one or more of these counterparties or their affiliates experience liquidity difficulties in the future, our liquidity could be materially adversely affected.

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

Based on the results of the model, the instantaneous changes in interest rates specified below would have had the following effect on net interest income for the next 12 months based on our assets and liabilities as of June 30, 2016 (dollar amounts in thousands):

Changes in Net Interest Income
Changes in Interest Rates	Changes in Net Interest Income
+200	$7,790
+100	$6,471
-100	$(12,154)

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

Credit Risk

Credit risk is the risk that we will not fully collect the principal we have invested in our credit sensitive assets, including distressed residential and other mortgage loans, CMBS and commercial real estate and commercial real estate-related debt investments and investments in non-Agency RMBS backed by re-performing or nonperforming loans, due to borrower defaults. In selecting the credit sensitive assets in our portfolio, we seek to identify and invest in assets with characteristics that we believe offset or limit the exposure of borrower defaults to the Company.

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

With respect to the $543.4 million of distressed residential mortgage loans the Company owned at June 30, 2016, the mortgage loans were purchased at a discount to par reflecting their distressed state or perceived higher risk of default, which may include higher loan to value ratios and, in certain instances, delinquent loan payments. Prior to the acquisition of distressed residential mortgage loans, the Company validates key information provided by the sellers that is necessary to determine the value of the distressed residential mortgage loans. We then seek to maximize the value of the mortgage loans that we acquire either through borrower assisted refinancing, outright loan sale or through foreclosure and resale of the underlying home. We evaluate credit quality on an ongoing basis by reviewing borrower’s payment status and current financial and economic condition. Additionally, we look at the carrying value of any delinquent loan and compare to the current value of the underlying collateral.

As of June 30, 2016, we own $333.8 million of first loss CMBS comprised solely of first loss POs that are backed by commercial mortgage loans on multi-family properties at a weighted average amortized purchase price of approximately 37.5% of current par. Prior to the acquisition of each of our first loss CMBS securities, the Company completed an extensive review of the underlying loan collateral, including loan level cash flow re-underwriting, site inspections on selected properties, property specific cash flow and loss modeling, review of appraisals, property condition and environmental reports, and other credit risk analyses. We continue to monitor credit quality on an ongoing basis using updated property level financial reports provided by borrowers and periodic site inspection of selected properties. We also reconcile on a monthly basis the actual bond distributions received against projected distributions to assure proper allocation of cash flow generated by the underlying loan pool.

As of June 30, 2016, we own approximately $149.1 million of first mortgage loan, mezzanine loan, preferred equity and equity investments in owners of residential and multi-family properties. The performance and value of these investments depend upon the applicable operating partner’s or borrower’s ability to effectively operate the multifamily and residential properties, that serve as the underlying collateral, to produce cash flows adequate to pay distributions, interest or principal due to us. The Company monitors the performance and credit quality of the underlying assets that serve as collateral for its investments. In the case of our multi-family investments, the procedures for ongoing monitoring include financial statement analysis and regularly scheduled site inspections of portfolio properties to assess property physical condition, performance of on-site staff and competitive activity in the sub-market. We also formulate annual budgets and performance goals alongside our operating partners for use in measuring the ongoing investment performance and credit quality of our investments.

We are exposed on the credit risk in our investments in non-Agency RMBS backed by re-performing or nonperforming loans totaling $109.1 million as of June 30, 2016. Our non-Agency RMBS backed by re-performing or nonperforming loans were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The non-Agency RMBS backed by re-performing or nonperforming loans are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our non-Agency RMBS backed by re-performing or nonperforming loans and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

Fair Value Risk

Changes in interest rates also expose us to market value (fair value) fluctuation on our assets, liabilities and hedges. While the fair value of the majority of our assets (when excluding all Consolidated K-Series assets other than the securities we actually own) that are measured on a recurring basis are determined using Level 2 fair values, we own certain assets, such as our CMBS, for which fair values may not be readily available if there are no active trading markets for the instruments. In such cases, fair values would only be derived or estimated for these investments using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. Minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values. Our fair value estimates and assumptions are indicative of the interest rate environments as of June 30, 2016 and do not take into consideration the effects of subsequent interest rate fluctuations.

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

The table below presents the sensitivity of the market value and net duration changes of our portfolio as of June 30, 2016, using a discounted cash flow simulation model assuming an instantaneous interest rate shift. Application of this method results in an estimation of the fair market value change of our assets, liabilities and hedging instruments per 100 basis point (“bp”) shift in interest rates.

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

Market Value Changes
Changes in Interest Rates	Changes in Market Value	Net Duration
	(Amounts in thousands)
+200	$(86,411)	3.42
+100	$(41,221)	2.68
Base		2.36
-100	$29,714	1.59

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5. Other Information

RiverBanc Acquisition - Post-Closing Settlement of Holdback Amounts Under Purchase Agreement

On May 16, 2016 (the “Acquisition Date”), the Company completed its acquisition of RiverBanc pursuant to the terms of a membership interest purchase agreement (the “Purchase Agreement”) with Donlon Family LLC, JMP Investment Holdings LLC and Hypotheca Capital, LLC (the “Sellers”). Pursuant to the terms of the Purchase Agreement, the cash consideration paid at closing was less contingent consideration comprised of (i) a cash holdback in the amount of $3.0 million to be released to Donlon Family LLC upon the acquisition by Donlon Family LLC or its affiliates of shares of Company common stock having an aggregate purchase price equal to or in excess of $3.0 million (the “Stock Holdback”), and (ii) a cash holdback in the amount of $0.8 million to fund the aggregate amount of all severance compensation and severance benefits to be paid or provided by RiverBanc to any current or former employee as a result of the transactions contemplated by the Purchase Agreement (the “Severance Holdback”). The Severance Holdback provides that the Sellers will receive their pro-rata share (based on each Seller’s ownership interest in RiverBanc prior to the Acquisition Date) of the remaining Severance Holdback after payment of all severance costs by RiverBanc. Prior to the Acquisition Date, the Company held a 20% ownership interest in RiverBanc through its wholly-owned subsidiary, Hypotheca Capital, LLC.

On June 10, 2016, the Company paid the Stock Holdback in full to Donlon Family LLC upon Mr. Donlon’s acquisition of Company common stock equal to or in excess of $3.0 million. In addition, on June 13, 2016, RiverBanc entered into a separation and general release agreement with an employee of RiverBanc and a former director of the Company that provides for the payment of the severance amount ($750,000) set forth in the employee’s employment contract with RiverBanc in connection with the conclusion of his employment at RiverBanc. The severance amount payable was settled in cash on June 30, 2016. The Company’s pro-rata share of the severance paid out of the Severance Holdback was equal to $150,000.

Item 6. Exhibits

The information set forth under "Exhibit Index" below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK MORTGAGE TRUST, INC.

Date: August 5, 2016	By:	/s/ Steven R. Mumma
Steven R. Mumma
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Kristine R. Nario
Kristine R. Nario
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1
Membership Interest Purchase Agreement, by and among Donlon Family LLC, JMP Investment Holdings LLC, Hypotheca Capital, LLC, RiverBanc LLC and New York Mortgage Trust, Inc., dated May 3, 2016 (Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 5, 2016).

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

4.1
Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 333-111668), effective June 23, 2004).

4.2
Form of Certificate representing the Series B Preferred Stock (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on May 31, 2013).

4.3
Form of Certificate representing the Series C Preferred Stock (Incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on April 21, 2015).

4.4(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 1, 2005 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

4.4(b)
Amended and Restated Trust Agreement among The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as Property Trustee, Chase Bank USA, National Association, as Delaware Trustee, and the Administrative Trustees named therein, dated as of September 1, 2005 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2005).

4.4(c)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2005).

4.5(a)
Junior Subordinated Indenture between The New York Mortgage Company, LLC and JPMorgan Chase Bank, National Association, as trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(a) to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2012).

4.5(b)
Parent Guarantee Agreement between New York Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated March 15, 2005 (Incorporated by reference to Exhibit 4.3(b) to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2012).

4.6
Parent Guarantee Agreement by New York Mortgage Trust, Inc. for the benefit of the Federal Home Loan Bank of Indianapolis, dated April 2, 2015 (Incorporated by reference to Exhibit 4.3(d) of the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 7, 2015.)

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

10.1
Employment Agreement of Kevin Donlon, dated May 16, 2016, by and between New York Mortgage Trust, Inc. and Kevin Donlon (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2016).

10.2	Employment Contract, dated as of May 26, 2015, by and between RiverBanc LLC and Douglas Neal.

12.1	Statement re: Computation of Ratios.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.*

101.INS	XBRL Instance Document **

101.SCH	Taxonomy Extension Schema Document **

101.CAL	Taxonomy Extension Calculation Linkbase Document **

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document **

101.LAB	Taxonomy Extension Label Linkbase Document **

101.PRE	Taxonomy Extension Label Linkbase Document **

*	Furnished herewith. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.